Form 10-Q
period 1995-03-31
WILLIAMS CONTROLS INC
filed 1995-05-15
CIK 854860

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q

           [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 1995

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                       For the transition period from_____ to ____


                         Commission file number 0-18083


                            Williams Controls, Inc.
             (Exact name of registrant as specified in its charter)

         Delaware                                               84-1099587
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                             Identification No.)

      14100 SW 72nd Avenue
        Portland, Oregon                                              97224
(Address of principal executive office)                            (zip code)

              Registrant's telephone number, including area code:
                                 (503) 684-8600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                    Yes X No

The number of shares outstanding of the registrant's common stock as of April 28, 1995: 17,008,507.

                            Williams Controls, Inc.

                                     Index


                                                                          Page
                                                                        Number
                                                                        ------

Part I.  Financial Information

  Item 1.     Financial Statements

              Consolidated Balance Sheets, March 31, 1995
                (unaudited) and September 30, 1994                         1-2

              Unaudited Consolidated Statement of Stockholders'
                Equity, six months ended March 31, 1995                      3

              Unaudited Consolidated Statements of Operations,
                three and six months ended March 31, 1995 and 1994           4

              Unaudited Consolidated Statements of Cash Flows,
                six months ended March 31, 1995 and 1994                     5

              Notes to Unaudited Consolidated Financial Statements        6-10

  Item 2.     Management's Discussion and Analysis
                of Financial Condition and Results of Operations         11-13


Part II.  Other Information

  Item 4.     Submission of Matters to a Vote of Security Holders           14

  Item 5.     Other Information                                             15

  Item 6.     Exhibits and Reports on Form 8-K                           15-17

                Signature Page                                              18

Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)         Williams Controls, Inc.



                                                            March 31,    September 30,
                                                                 1995             1994
                                                           -----------  ------------
                                                           (unaudited)
Assets
   Current Assets:
     Cash ...................................................     177          242
     Accounts receivable, net ...............................  11,275        8,380
     Inventories (note 3) ...................................  10,247        6,607
     Note receivable, affiliate .............................   6,829        4,913
     Prepaid expenses .......................................   1,012          732
                                                              -------       ------
           Total current assets .............................  29,540       20,874
                                                              -------       ------

   Investment in affiliate ..................................   1,178        1,400

   Property, plant and equipment:
     Land and land improvements .............................   1,053        1,027
     Buildings ..............................................   5,999        4,742
     Machinery and equipment ................................   6,882        4,974
     Office furniture and equipment .........................   1,191        1,047
                                                              -------       ------
                                                               15,125       11,790
   Less accumulated depreciation and amortization ...........   3,093        2,721
                                                               ------       ------
                                                               12,032        9,069
                                                               ------       ------

   Other assets .............................................   1,022          816
                                                              -------       ------
           Total assets......................................  43,772       32,159
                                                              =======       ======





The accompanying notes are an integral part of these statements.

                                                         1

Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)         Williams Controls, Inc.


                                                                   March 31,  September 30,
                                                                        1995           1994
                                                                  ----------  -------------
                                                                 (unaudited)

Liabilities and Stockholders' Equity
Current Liabilities:
  Revolving lines of credit .....................................      7,499       3,187
  Current portion of long-term debt .............................      2,041       2,046
  Accounts payable and accrued expenses .........................      7,925       4,779
                                                                      ------      ------
        Total current liabilities ...............................     17,465      10,012
                                                                      ------      ------

Long-term debt ..................................................      9,403       8,063
Other liabilities ...............................................      1,816       1,636

Commitments and contingencies (notes 6 and 7) ...................       --          --

Minority interest in consolidated subsidiaries ..................        717        --

Stockholders' equity:
  Preferred stock of $.01 par value, 50,000,000 shares authorized       --          --
  Common stock of $.01 par value, 50,000,000 shares authorized,
      16,676,181 shares issued ..................................        167         167
  Additional paid-in capital ....................................      7,066       7,066
  Unearned ESOP shares (note 6) .................................       (480)       --
  Pension liability adjustment ..................................       (273)       (273)
  Retained earnings .............................................      7,891       5,488
                                                                      ------      ------

                                                                      14,371      12,448
                                                                      ------      ------
                                                                      43,772      32,159
                                                                      ======      ======




The accompanying notes are an integral part of these statements.

Unaudited Consolidated Statement of Stockholders' Equity
(Dollars in thousands, except per share amounts)         Williams Controls, Inc.


                                   Number of           Additional                 Pension    Unearned
                                     Shares    Common     Paid-in    Retained   Liability        ESOP Stockholders'
                                     Issued     Stock     Capital    Earnings  Adjustment      Shares        Equity
                                 ----------    ------  ----------    --------  ----------    --------   -----------

Balance, September 30, 1994...   16,676,181       167       7,066       5,488       (273)          0         12,448


Unearned ESOP shares .........            0         0           0           0          0        (480)          (480)

Net earnings .................            0         0           0       2,403          0           0          2,403
                                 ----------    ------  ----------    --------  ----------    --------   -----------
Balance, March 31, 1995 ......   16,676,181       167       7,066       7,891       (273)       (480)        14,371
                                 ==========     =====   =========    ========  ==========    ========   ===========







The accompanying notes are an integral part of these statements.

Unaudited Consolidated Statements of Operations
(Dollars in thousands, except per share amounts)         Williams Controls, Inc.


                                                    Three months       Three months         Six months        Six months
                                                           ended              ended              ended             ended
                                                  March 31, 1995     March 31, 1994     March 31, 1995    March 31, 1994
                                                  --------------     --------------     --------------    --------------
Net sales ..................................              15,238             11,076             26,814            19,083
Cost of sales...............................              10,795              7,991             19,037            13,722
                                                          ------             ------             ------            ------
Gross margin................................               4,443              3,085              7,777             5,361
                                                          ------             ------             ------            ------

Operating expenses:
   Research and development.................                 293                288                568               544
   Selling                                                   740                506              1,220               945
   Administrative...........................                 829                502              1,365               903
                                                           -----             ------             ------            ------
Total operating expenses....................               1,862              1,296              3,153             2,392
                                                           -----             ------             ------            ------

Earnings from operations....................               2,583              1,789              4,624             2,969

Other (income) expense:
   Interest income, affiliate...............                (183)                 0              (330)                 0
   Interest expense.........................                 496                208                909               417
   Equity interest in loss of affiliate.....                   6                  0                222                 0
                                                          ------            -------            -------           -------
Total other (income) expense................                 319                208                799               417
                                                           -----             ------            -------            ------

Earnings before income taxes................               2,262              1,581              3,825             2,552
Income taxes................................                 830                596              1,405               963
                                                           -----             ------             ------            ------

Earnings before minority interest
   and preferred stock dividends............               1,432                985              2,420             1,589

Minority interest in net earnings
   of consolidated subsidiaries.............                  17                  0                 17                 0

Preferred stock dividends...................                   0                  0                  0                10
                                                        --------            -------           --------           -------

Net earnings applicable
   to common stockholders...................               1,415                985              2,403             1,579
                                                          ======             ======            =======            ======

Earnings per common share...................                 .08                .06                .14               .10
                                                         =======            =======            =======           =======

Weighted average number of
   shares outstanding.......................              17,500             17,300             17,500            16,200
                                                          ======             ======             ======            ======









The accompanying notes are an integral part of these statements.

Unaudited Consolidated Statements of Cash Flows
(Dollars in thousands)                                   Williams Controls, Inc.

                                                                                    Six months              Six months
                                                                                         ended                   ended
                                                                                March 31, 1995          March 31, 1994
                                                                                --------------          --------------
Cash flows from operations:
   Net earnings                                                                          2,403                   1,589
   Non-cash adjustments to net earnings:
      Depreciation and amortization                                                        764                     458
      Deferred income taxes                                                                  0                      94
      Minority interest in earnings of consolidated subsidiaries                            17                       0
      Equity interest in loss of affiliate                                                 222                       0
   Changes in working capital items net of the effects of acquisitions:
      Receivables, net                                                                 (2,311)                 (2,209)
      Inventories                                                                                              (1,177)
(1,152)
      Prepaid expenses                                                                   (869)                   (347)
      Accounts payable and accrued expenses                                              1,272                   1,837
      Note receivable, affiliate                                                       (1,916)                       -
                                                                                       -------                 -------

      Net cash provided by (used for) operations                                       (1,595)                     270
                                                                                       -------                 -------

Cash flows from investing:
   Payment for acquisitions                                                            (1,167)                   (935)
   Payment for equipment                                                                 (635)                   (248)
                                                                                       -------                 -------

   Net cash used for investing                                                         (1,802)                 (1,183)
                                                                                       -------                 -------

Cash flows from financing:
   Net borrowings (repayments) under revolving loan                                      3,056                   (364)
   Payments of long term debt                                                            (833)                   (322)
   Proceeds from long-term debt                                                          1,284                       0
   Payments of capital leases                                                             (66)                    (45)
   Preferred stock dividends                                                                 0                    (10)
   Proceeds from stock issuance                                                              0                   1,911
   Debt costs                                                                            (109)                       0
                                                                                       -------                 -------

   Net cash provided by financing                                                        3,332                   1,170
                                                                                       -------                  ------

Net increase (decrease) in cash                                                           (65)                     257

Cash at beginning of period                                                                242                     116
                                                                                       -------                 -------

Cash at end of period                                                                      177                     373
                                                                                       =======                 =======

The accompanying notes are an integral part of these statements.

Notes to Unaudited Consolidated Financial Statements
Three and Six Months ended March 31, 1995 and 1994
(Dollars in thousands, except per share amounts)         Williams Controls, Inc.



1.         Organization

           The Company includes its wholly-owned subsidiaries, Williams Controls Industries, Inc. ("Williams"); Kenco Williams, Inc. ("Kenco"); NESC Williams, Inc. ("NESC"); Williams Technologies, Inc. ("WTI"); Williams World Trade, Inc. ("WWT"); and its 80% owned subsidiaries Hardee Williams, Inc. ("Hardee") and Waccamaw Wheel Williams, Inc. ("Waccamaw").

           Williams Controls, Inc. through its subsidairy companies, manufactures and markets electronic, pneumatic, hydraulic and mechanical sensors and controls, communications components and consumer products, serving the transportation and telecommunication industries. Williams'distribution is accomplished directly or through independent distributors. Kenco manufactures light-truck and utility vehicle accessories which are sold primarily through aftermarket distribution channels. NESC manufactures conversion kits to allow vehicles to use compressed natural gas and gas metering and regulating products. WTI performs research and development activities for the Company. WWT provides foreign sourcing for the Company. Hardee manufactures implements for farming, landscaping and highway and park maintenance. Waccamaw manufactures rubber tail wheels used on implements manufactured by Hardee.

2.         The Interim Consolidated Financial Statements

           The interim consolidated financial statements have been prepared by the Company and, in the opinion of management, reflect all material adjustments which are necessary to a fair statement of results for the interim periods presented. Certain information and footnote disclosure made in the last annual report on Form 10-K have been condensed or omitted for the interim consolidated statements. Certain costs are estimated for the full year and allocated to interim periods based on activity associated with the interim period. Accordingly, such costs are subject to year-end adjustment. It is the Company's opinion that, when the interim consolidated statements are read in conjunction with the September 30, 1994 annual report on Form 10-K, the disclosures are adequate to make the information presented not misleading. The interim consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

3.         Inventories

                                                              March 31,                        September 30,
                                                                   1995                                 1994
                                                              ---------                        -------------
       Raw material                                               4,186                                2,138
       Work-in-process                                              620                                  414
       Finished goods                                             5,441                                4,055
                                                                 ------                               ------

                                                                 10,247                                6,607
                                                                 ======                               ======

           Inventories are valued at the lower of cost (first-in, first out) or market. Finished goods include component parts and finished product ready for shipment.

Notes to Unaudited Consolidated Financial Statements
Three and Six Months ended March 31, 1995 and 1994
(Dollars in thousands, except per share amounts)         Williams Controls, Inc.



4.         Earnings per Share

           Earnings per share are based on the weighted average number of shares and common stock equivalent shares outstanding during the period assuming proceeds therefrom are used to purchase common stock at the average market price during the period (treasury stock method). The weighted average number of common shares used in computation of earnings per share were 17,500,000 for the three and six months ended March 31, 1995 and 17,300,000 and 16,200,000 for the three and six months ended March 31, 1994. Common stock equivalents which are antidilutive are not included in the earnings per share calculation.


5.         Note Receivable, Affiliate

           On May 5, 1994 the Company obtained a $6,000 non-revolving line of credit from its lender. The Company used the proceeds to provide investment and financing to Ajay Sports, Inc. ("Ajay") for Ajay's operating subsidiary. The loan from Ajay of $6,829 at March 31, 1995 is recorded as a note receivable, affiliate in the unaudited Consolidated Balance Sheets. The financing arrangement between the Company and Ajay expires in February, 1996 and requires Ajay to make monthly interest-only payments at the bank's prime rate plus 3.25%. In October 1994 the Company exercised options to acquire 4,117,647 shares of Ajay common stock through a reduction in the note receivable in the amount of $1,400, resulting in the Company owning approximately 18% of Ajay's then outstanding common stock. The investment in Ajay is recorded as an investment in affiliate in the unaudited Consolidated Balance Sheets net of the Company's equity interest in Ajay's loss of $222 for the six-month period ending March 31, 1995. The Company is required to account for the investment in Ajay on the equity method due to common ownership. The Chairman and President of the Company is also Chairman and President of Ajay, and has guaranteed Ajay's obligation to the Company.

           Ajay has made all payments on the note to the Company as required by the loan agreement. In March 1995, in connection with the modification of its joint venture agreement with Ajay, the Company waived noncompliance by Ajay of certain nonmonetary covenants of the loan agreement and agreed to modify the loan agreement to remove the covenants with which Ajay was not in compliance. As modified, the due date of the Ajay loan is February 1, 1996, provided that the maximum loan amount shall be reduced from $7,000 to $5,600 effective August 1, 1995. The Company and Ajay are in the process of restating the loan agreement to incorporate these amendments. The Company's joint venture agreement with Ajay, which provides the Company with manufacturing rights in certain Ajay facilities, has been modified to provide a three-year extension through August 1, 2002. Ajay is in the process of completing a public offering of convertible preferred stock and warrants. In order to facilitate the receipt of equity funds by Ajay, the Company has agreed to waive its rights to maintain its proportionate share of Ajay common stock with respect to new issuances by Ajay, subject to reinstatement of the right if the public offering of Ajay preferred stock and warrants is not completed within certain time limits. If the loan is repaid in full by August 1, 1995, the Company has agreed to modify its option to acquire additional shares of Ajay common stock

Notes to Unaudited Consolidated Financial Statements
Three and Six Months ended March 31, 1995 and 1994
(Dollars in thousands, except per share amounts)         Williams Controls, Inc.



5.         Note Receivable, Affiliate (continued)

           by reducing the exercise price and number of additional shares which it may acquire. If the loan is not repaid in full by August 1, 1995, Ajay has agreed to reduce the price of the Company's options to acquire additional shares of Ajay common stock and extend the exercise period for two years.


6.         Debt

           In January 1995 the Company entered into an agreement with its bank for a $18,600 financing package comprised of term loans of $8,600 and a revolving line of credit of $10,000. The new financing package consolidated the borrowings at the parent level rather than independent financing arrangements for each subsidiary. The revolving line of credit expires in February 1996 and bears interest at the bank's prime lending rate. The new line is secured by substantially all of the Company's assets. The amount outstanding under the revolving line may not exceed the lesser of $10,000 or an agreed upon percentage of eligible accounts receivable or inventories. The term loans amortize over a period of three to ten years and bear interest at the bank's prime lending rate plus 1/2% to 3%.

           At March 31, 1995 the outstanding balance of the revolving loan was $7,499 at an interest rate of 9.0%. The unused amount available under the revolving line of credit was approximately $1,900.

           The Company maintains an Employee Stock Ownership Plan ("ESOP") for salaried employees. The ESOP may buy shares on the open market or directly from the Company. The ESOP had previously borrowed $565 to purchase 386,000 shares of common stock. In December 1994 the ESOP borrowed $565 from a bank to repay the Company. The Company is required to make contributions to the ESOP through 1999 to repay the loan including interest. The unissued ESOP shares are shown as a reduction of stockholders' equity and the ESOP loan is included in the Company's debt in the unaudited Consolidated Balance Sheets.

Notes to Unaudited Consolidated Financial Statements
Three and Six Months ended March 31, 1995 and 1994
(Dollars in thousands, except per share amounts)         Williams Controls, Inc.



7.         Acquisitions

           On February 3, 1995 the Company acquired substantially all the assets of Hardee Manufacturing Company, Inc. and the Waccamaw Wheel division of Red Bluff Grain and Farm Supply, Inc., of Loris, South Carolina. The Company acquired assets of approximately $5,400. The acquisition was financed through a combination of the assumption of liabilities, debt and cash. Hardee is a manufacturer of equipment used in highway and park maintenance, landscaping and farming. Its product line includes sprayers, rotary cutters, discs, harrows and highway trailers. Waccamaw Wheel manufactures solid rubber tail wheels from recycled truck and bus tires that are sold to Hardee and other rotary cutter manufacturers. Hardee's and Waccamaw Wheel's products are sold primarily in the southeastern United States. The Company completed the acquisitions through two new subsidiaries each owned 80% by the Company and 20% by the seller. The acquisition has been accounted for as a purchase and, accordingly, the results of operations have been included in the Company's Consolidated Financial Statements from the purchase date. The unaudited results of operations on a proforma basis as though Hardee and Waccamaw had been acquired as of October 1, 1994 and 1993 are as follows:

                                                                   1995                                 1994
                                                              ---------                            ---------
            Sales                                                28,952                               22,519
            Net income                                            2,364                                1,678
            Earnings per common share                               .14                                  .10


       On April 18, 1994 the Company completed the acquisition of the business assets of Aptek Technologies, Inc. ("Aptek") of Deerfield Beach, Florida, for $1,400 in cash and stock. The Company expects to acquire the land and building comprising the Aptek operating facilities for $4,600 prior to the end of the fiscal year; provided, that, clear title can be conveyed by the seller. Aptek designs and produces microcircuits, cable assemblies and other electronic products used in telecommunication, computer and medical industries. The acquisition has been accounted for as a purchase; and accordingly, the results of operations will be included in the Consolidated Statements of Operations from the purchase date.

Notes to Unaudited Consolidated Financial Statements
Three and Six Months ended March 31, 1995 and 1994
(Dollars in thousands, except per share amounts)         Williams Controls, Inc.



8.        Segment Information

                                                       Three months      Three months        Six months         Six months
                                                              ended             ended             ended              ended
                                                     March 31, 1995     March 31,1994    March 31, 1995     March 31, 1994
                                                     --------------     -------------    --------------     --------------
       Net sales by classes of similar products
       Heavy vehicle components                               9,259             7,416            16,946             13,327
       Automotive accessories                                 4,341             3,660             8,230              5,756
       Farm implements                                        1,638                 -             1,638                  -
                                                             ------            ------            ------             ------
                                                             15,238            11,076            26,814             19,083
                                                             ======            ======            ======             ======

       Earnings from operations
       Heavy vehicle components                               2,054             1,378             3,909              2,437
       Automotive accessories                                   362               411               550                532
       Farm implements                                          165                 -               165                  -
                                                             ------            ------            ------             ------
                                                              2,581             1,789             4,624              2,969
                                                             ======            ======            ======             ======

       Identifiable assets
       Heavy vehicle components                                                                  24,009             13,853
       Automotive accessories                                                                    12,810             10,867
       Farm implements                                                                            6,953                  0
                                                                                                 ------             ------
       Total assets                                                                              43,772             24,720
                                                                                                 ======             ======

       Capital expenditures
       Heavy vehicle components                                 222                57               321                132
       Automotive accessories                                    68               108               285                116
       Farm implements                                           29                 0                29                  0
                                                             ------            ------            ------             ------
                                                                319               165               635                248
                                                             ======            ======            ------             ======

       Depreciation and amortization
       Heavy vehicle components                                 409               236               649                390
       Automotive accessories                                    46                37                87                 68
       Farm implements                                           28                 0                28                  0
                                                            -------            ------            ------             ------
                                                                483               273               764                458
                                                            =======            ======            ======             ======

       Heavy vehicle components include electronic throttles, exhaust brakes and pneumatic and hydraulic controls. Automotive accessories include bed mats, running boards, bug shields and other accessories. Farm implements include sprayers, rotary cutters, discs, harrows, highway trailers and tail wheels.

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(Dollars in thousands, except per share amounts)         Williams Controls, Inc.



Financial Condition, Liquidity and Capital Resources

The Company's financial condition improved due to the strong operating results for the three and six months ended March 31, 1995. The Company's increased operating earnings resulted from significant increases in sales while maintaining gross margins and operating expenses relative to sales.

At March 31, 1995 the Company had working capital of $12,075 compared to $10,862 at September 30, 1994. The current ratio on March 31, 1995 was 1.7 compared to
2.1 at September 30, 1994. Current assets include a note receivable of $6,829 from an affiliated company, which increased $1,916 from September 30, 1994. The increase in the note receivable has been financed primarily by using the Company's revolving line of credit. See note 5 to the Notes to Unaudited Consolidated Financial Statements. During the six months ended March 31, 1995, the Company's accounts receivable increased by $2,895 and inventories increased by $3,640 due primarily to a 41% increase in sales for the period and includes the acquisitions of Hardee and Waccamaw. The increase in accounts receivable and inventories was financed by increases in accounts payable and accrued expenses and the revolving line of credit.

In May 1994 the Company obtained a $6,000 non-revolving line of credit from its lender. The Company used the proceeds to provide investment and financing to Ajay Sports, Inc. ("Ajay") for Ajay's operating subsidiary. The loan to Ajay of $6,829 at March 31, 1995 is recorded as a note receivable, affiliate in the unaudited Consolidated Balance Sheets. The financing arrangement between the Company and Ajay expires in February 1996 and requires Ajay to make monthly interest-only payments at the bank's prime rate plus 3.25%.

In exchange for the Company providing this financing, Ajay (a) reimbursed the Company all of its costs incurred in obtaining the financing, (b) granted the Company an option to purchase an equity position in Ajay and (c) entered into a joint venture agreement providing the Company manufacturing rights in certain Ajay facilities through May 1998, although the Company has not used these facilities. Ajay reimbursed the Company for costs associated with the financing transaction of approximately $100 through March 31, 1995. The Company received options to purchase up to 23,715,000 shares of Ajay common stock (which would represent approximately 51% of Ajay's then outstanding common stock) at prices ranging from $.34 to $1.00 per share. The vesting of the options is dependent upon the duration of the loan.

In October 1994 the Company exercised options to acquire 4,117,647 shares of Ajay common stock through a reduction of the note receivable in the amount of $1,400, resulting in the Company owning approximately 18% of Ajay's then outstanding common stock. The investment in Ajay is recorded as an investment in affiliate in the unaudited Consolidated Balance Sheets net of the Company's equity interest in Ajay's loss of $222 for the six-month period ending March 31, 1995. The Company is required to account for the investment in Ajay on the equity method due to common ownership. The Chairman and President of the Company is also Chairman and President of Ajay and has guaranteed Ajay's obligation to the Company.

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(Dollars in thousands, except per share amounts)         Williams Controls, Inc.



Financial Condition, Liquidity and Capital Resources (continued)

Ajay is continuing to work on obtaining working capital financing from an independent financial institution, however, no commitment for refinancing has been obtained. The management of Ajay is optimistic that financing can be obtained.

Ajay has made all payments on the note to the Company as required by the loan agreement. In March 1995, in connection with the modification of its joint venture agreement with Ajay, the Company waived noncompliance by Ajay of certain nonmonetary covenants of the loan agreement and agreed to modify the loan agreement to remove the covenants with which Ajay was not in compliance. As modified, the due date of the Ajay loan is February 1, 1996, provided that the maximum loan amount shall be reduced from $7,000 to $5,600 effective August 1, 1995. The Company and Ajay are in the process of restating the loan agreement to incorporate these amendments. The Company's joint venture agreement with Ajay, which provides the Company with manufacturing rights in certain Ajay facilities, has been modified to provide a three-year extension through August 1, 2002. Ajay is in the process of completing a public offering of convertible preferred stock and warrants. In order to facilitate the receipt of equity funds by Ajay, the Company has agreed to waive its rights to maintain its proportionate share of Ajay common stock with respect to new issuances by Ajay, subject to reinstatement of the right if the public offering of Ajay preferred stock and warrants is not completed within certain time limits. If the loan is repaid in full by August 1, 1995, the Company has agreed to modify its option to acquire additional shares of Ajay common stock by reducing the exercise price and number of additional shares which it may acquire. If the loan is not repaid in full by August 1, 1995, Ajay has agreed to reduce the price of the Company's options to acquire additional shares of Ajay common stock and extend the exercise period for two years.

In January 1995 the Company entered into an agreement with its bank to obtain an $18,600 financing package comprised of term loans of $8,600 and a revolving line of credit of $10,000. The new financing arrangement increased the Company's borrowing capacity to finance future growth and created a new financial structure. It also consolidated the borrowings at the parent level rather than independent financing arrangements for each subsidiary, allowing the Company to utilize funds for its operating subsidiaries as it determines best and providing additional flexibility for future acquisitions. The new line is secured by substantially all of the Company's assets.

The Company anticipates that cash generated from operations and utilization of the revolving line of credit will be sufficient to satisfy working capital and capital expenditure requirements for the foreseeable future and will provide the Company with financial flexibility to respond quickly to business opportunities, including opportunities for growth through internal development or through strategic joint ventures or acquisitions.


Results of Operations
Three and six months ended March 31, 1995 compared to the three and six months ended March 31, 1994.

NET EARNINGS: Net earnings for the three months ended March 31, 1995 increased 44% to $1,415 or $.08 per share compared to $985 or $.06 per share for the same period in the prior year. Net earnings for the six months ended March 31, 1995 increased 52% to $2,403 or $.14 per share compared to $1,589 or $.10 per share for the same period in the year.

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(Dollars in thousands, except per share amounts)         Williams Controls, Inc.



SALES: Sales for the three months ended March 31, 1995 were $15,238 compared to sales of $11,076 for the three months ending March 31, 1994, an increase of 38%. Heavy vehicle component sales were $9,259 and automotive accessories sales were $4,341 for the three months ended March 31, 1995. Heavy vehicle component sales increased 25% and automotive sales increased 19% compared to the same period in the prior year.

Sales for the six months ended March 31, 1995 increased 41% to $26,814 compared to $19,083 for the same period in the prior year. Heavy vehicle component sales increased 27% to $16,946 and automotive accessories sales increased 43% to $8,230 compared to the same period in the prior year.

GROSS MARGIN: Gross margin as a percentage of sales for both the three and six months ended March 31, 1995 was 29% compared to a gross margin of 28% for both the three and six months ended March 31, 1994. The gross margin as a percentage of sales improved over the prior year as a result of changes in product mix and improved production efficiency.

OPERATING EXPENSES: Operating expenses for the three months ended March 31, 1995 were $1,861 or 12% of sales compared to $1,296 or 12% of sales for the same period in the prior year. Operating expenses for the six months ended March 31, 1995 were $3,152 or 12% of sales compared to $2,392 or 13 % of sales for the same period in the prior year.

OTHER EXPENSES: Interest expense for the three and six months ended March 31, 1995 was $497 and $908 compared to $208 and $417 for the three and six months ended March 31, 1994. The increase in interest expense is due primarily to debt incurred to finance the acquisitions and higher interest rates.

                                    Part II


Item 4.  Submission of Matters to a Vote of Security Holders

         On February 22, 1995 the Company held its annual meeting of stockholders. The stockholders approved the four proposals submitted to stockholders for vote. Proposal number one was the election of six directors. Proposal number two was the approval of an amendment to the Company's Certificate of Incorporation to establish a classified Board of Directors. Proposal number three was the approval of an amendment to the Company's 1993 Stock Option Plan to increase the aggregate number of shares available for grant thereunder to 1,700,000 shares. Proposal number four was the approval of the 1995 Stock Option Plan for Non-Employee Directors.

         The tabulation of votes cast for the three proposals is as follows:

               Proposal Number One - Election of Directors

                                                                For       Withhold
                                                         ----------       --------
               Thomas W. Itin                            13,981,366         26,067
               Stanley V. Intihar                        13,985,415         22,018
               R. William Caldwell                       13,969,991         37,442
               H. Samuel Greenawalt                      13,984,515         22,918
               Timothy S. Itin                           13,975,717         31,716
               Robert L. Ridgley                         13,979,515         27,918



               Proposal Number Two - Approval of an Amendment to Certificate of Incorporation

                                                                For        Against        Abstain        Not Voted
                                                          ---------        -------        -------        ---------
                                                          8,373,455        658,730         79,968        4,898,280

               Proposal Number Three - Approval of an Amendment to 1993 Stock Option Plan

                                                                For        Against        Abstain        Not Voted
                                                          ---------        -------        -------        ---------
                                                          8,504,527        507,633         96,993        4,898,280

               Proposal Number Four - Approval of 1995 Stock Option Plan

                                                                For        Against        Abstain        Not Voted
                                                          ---------        -------        -------        ---------
                                                          8,601,662        378,618        128,873        4,898,280

Item 5.  Other Information


         On April 18, 1995 Williams Controls, Inc. (the "Company") acquired substantially all the assets of Aptek Technologies, Inc. ("Aptek") through its recently formed subsidiary, Aptek Williams, Inc. Aptek designs and manufactures microcircuits, cable assemblies and other electronic products for a wide array of applications, including the telecommunications, computer and medical industries. The purchase price was $1,400,000 including $1,100,000 of the Company's stock (332,326 shares) and the balance in cash. The acquisition was financed through a combination of cash, assumption of liabilities and stock, and has been accounted for as a purchase. The Company did not complete the purchase of the real estate pending the resolution of certain issues related to the underlying title. At the completion of the acquisition of the business, the Company obtained an option to lease the property (exercisable through December 31, 1995) and a five-year option to purchase the property. The Company anticipates completing this $4,600,000 purchase of the real property as soon as the title issues have been resolved.

         In early May 1995, the Company entered into letters of intent to acquire the assets of Dytek Plastics, Inc. ("Dytek"), located in Pompano Beach, Florida, and Agrotec, Inc. ("Agrotec"), located in Pendleton, North Carolina. The Company's obligations to complete these proposed acquisitions are contingent upon receipt of Board approval, lender's consent, acceptable financing, due diligence and definitive acquisition agreements.

         Dytek is a manufacturer of thermoformed products, primarily pickup truck bedliners which had 1994 revenues of approximately $2,000,000. If the acquisition is completed, Dytek's business will be operated as a division of Kenco Williams, Inc., a wholly-owned subsidiary of the Company, and the current owner will be retained in a management position.

         Agrotec is a manufacturer of quality spraying equipment, serving the professional lawn care, nursery and pest control industries, which had 1994 revenues of approximately $1,500,000. If this acquisition is completed, Agrotec's business is expected to be operated as a division of Hardee Williams, Inc., an 80% owned subsidiary of the Company.

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits

               Exhibit
               Number      Description

               2.1(a)      Asset  Purchase  Agreement  by and among the Company,
                           Aptek  Williams,  Inc.,  Aptek  Technologies,   Inc.,
                           Hillsboro Realty Associates and David H. Rush.

               2.1(b) Closing Agreement and Escrow Agreement by and among Hillsboro Realty Associates, Aptek Williams, Inc. and Ricca & Whitmire, P.A.

         (a)   Exhibits

               Exhibit
               Number      Description
               -------     -----------

               10.1(a) Letter Agreement dated March 6, 1995 between First Interstate Bank of Oregon, N.A. ("FIOR") and the Company, amending the Amended and Restated Loan Agreement (the "Loan Agreement"), dated January 18, 1995 between the Company and FIOR.

               10.1(b) Second Amendment, dated March 9, 1995, to the Loan Agreement.

               10.1(c) Third Amendment, dated March 29, 1995, to the Loan Agreement.

               10.1(d) Fourth Amendment, dated April 14, 1995, to the Loan Agreement.

               10.1(e) Fifth Amendment, dated April 28, 1995, to the Loan Agreement.

               10.1(f) Form of Amended and Restated Continuing Unconditional Guaranty (with Arbitration), dated April 1995, in the principal amount of $3,000,000, in favor of FIOR signed by each of Hardee Williams, Inc. and Waccamaw Wheel Williams, Inc., delivered in connection with the Fourth and Fifth Amendments to the Loan Agreement in replacement of the $21,000,000 principal amount guaranties delivered earlier.

               10.1(g) Form of Continuing Unconditional Guaranty (with Arbitration), dated April 1995, in the principal amount of $1,000,000 in favor of FIOR made by Thomas
                           W. Itin, delivered in connection with the Fourth Amendment to the Loan Agreement.

               10.2        Guaranty  dated as of  October  3,  1994 by Thomas W.
                           Itin in favor of the Company and Williams, replacing the guaranty dated as of May 4, 1994.

               10.3 The Company's 1995 Stock Option Plan for Non-Employee Directors.

               10.4 Williams/Ajay Loan and Joint Venture Implementation Agreement dated May 6, 1994, as amended by letter agreement dated April 3, 1995.

               10.5 Letter of Intent, dated May 1, 1995, between the Company and Dytek Plastics, Inc.

               10.6 Letter of Intent, dated May 2, 1995, between the Company and Agrotec, Inc.

         (b)   Reports on Form 8-K

               A. Report on Form 8-K dated February 3, 1995 reported the following: Item 2. Acquisition or Disposition of Assets.

               B.          Report on Form 8-KA  dated  April 21,  1995  amending
                           Form  8-K  dated   February   3,  1995  for  Item  2.
                           Acquisition or Disposition of Assets.

                            Williams Controls, Inc.

                                   Signature


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                         WILLIAMS CONTROLS, INC.




                                  By: /s/ Thomas W. Itin
                                     -------------------------------------------
                                     Thomas W. Itin, Chairman, President and CEO





                                  By: /s/ Dale J. Nelson
                                      ------------------------------------------
                                      Dale J. Nelson, Chief Financial Officer





Date:  May 12, 1995

                                 EXHIBIT INDEX

Exhibit
Number            Description
- - - - -------           -----------

2.1(a) Asset Purchase Agreement by and among the Company, Aptek Williams, Inc., Aptek Technologies, Inc., Hillsboro Realty Associates and David H. Rush.

2.1(b) Closing Agreement and Escrow Agreement by and among Hillsboro Realty Associates, Aptek Williams, Inc. and Ricca & Whitmire, P.A.

10.1(a) Letter Agreement dated March 6, 1995 between First Interstate Bank of Oregon, N.A. ("FIOR") and the Company, amending the Amended and Restated Loan Agreement (the "Loan Agreement"), dated January 18, 1995 between the Company and FIOR.

10.1(b)           Second Amendment, dated March 9, 1995, to the Loan Agreement.

10.1(c)           Third Amendment, dated March 29, 1995, to the Loan Agreement.

10.1(d)           Fourth Amendment, dated April 14, 1995, to the Loan Agreement.

10.1(e)           Fifth Amendment, dated April 28, 1995, to the Loan Agreement.

10.1(f) Form of Amended and Restated Continuing Unconditional Guaranty (with Arbitration), dated April 1995, in the principal amount of $3,000,000, in favor of FIOR signed by each of Hardee Williams, Inc. and Waccamaw Wheel Williams, Inc., delivered in connection with the Fourth and Fifth Amendments to the Loan Agreement in replacement of the $21,000,000 principal amount guaranties delivered earlier.

10.1(g) Form of Continuing Unconditional Guaranty (with Arbitration), dated April 1995, in the principal amount of $1,000,000 in favor of FIOR made by Thomas W. Itin, delivered in connection with the Fourth Amendment to the Loan Agreement.

10.2 Guaranty dated as of October 3, 1994 by Thomas W. Itin in favor of the Company and Williams, replacing the guaranty dated as of May 4, 1994.

10.3              The  Company's   1995  Stock  Option  Plan  for   Non-Employee
                  Directors.

10.4 Williams/Ajay Loan and Joint Venture Implementation Agreement dated May 6, 1994, as amended by letter agreement dated April 3, 1995.

10.5 Letter of Intent, dated May 1, 1995, between the Company and Dytek Plastics, Inc.

10.6              Letter of Intent,  dated May 2, 1995,  between the Company and
                  Agrotec, Inc.

                            ASSET PURCHASE AGREEMENT


         THIS AGREEMENT is made as of the 12th day of April, 1995, by and among APTEK WILLIAMS, INC., a Delaware corporation ("AWI"), WILLIAMS CONTROLS, INC., a Delaware corporation ("WCI") and APTEK TECHNOLOGIES, INC. ("Aptek"), a Minnesota corporation, HILLSBORO REALTY ASSOCIATES (the "Partnership"), a Florida general partnership, and DAVID H. RUSH. There are numerous other defined terms which are capitalized in this Agreement, all of which are set forth in Article 1, below.

                                    RECITALS

         A. The Sellers are willing to sell, and the Purchaser is willing to purchase, the Assets and assume the Assumed Liabilities of Aptek and the Partnership on the terms and conditions hereinafter set forth.

         NOW, THEREFORE, for and in consideration of the premises and the mutual covenants contained herein and other good and valuable consideration, the receipt, adequacy and sufficiency of which are hereby acknowledged, the parties hereto covenant and agree as follows:

                                   ARTICLE 1

                                  DEFINITIONS

         1.1 "Acquisition" means the transactions contemplated hereby, including the acquisition of the Aptek Assets from Aptek and the acquisition of the Partnership Assets from the Partnership.

         1.2 "Aptek" means Aptek Technologies, Inc., a Minnesota corporation.

         1.3 "Aptek Assets" include all assets of the Business as it was being conducted on December 31, 1994 and subsequent thereto, all as more specifically described in Section 3.1, hereof.

         1.4 "Assets" means the Aptek Assets and the Partnership Assets.

         1.5 "Assumed Liabilities" mean those liabilities of Aptek or the Partnership, as the case may be, which have been specifically identified to the Purchaser and which the Purchaser has agreed, in writing, to assume following the completion of the Transactions and which are, or will be, listed on Schedule
1.5 to this Agreement prior to the Closing Date.


1002B1E1/EXH2.1A

         1.6 "AWI" means Aptek Williams, Inc., a Delaware corporation to be formed prior to the Closing.

         1.7 "Business" means the business and business operations as conducted by Aptek on December 31, 1994, and subsequent thereto, as a going concern.

         1.8 "Closing" and "Closing Date" shall be the date and place at which the completion of the transactions contemplated herein occurs. The Closing Date shall be established by mutual agreement of the parties on a date not later than April 18, 1995 (the "Final Closing Date"), although the Final Closing Date may be extended from time to time as provided herein. If the parties are making substantial progress toward the completion of the Transaction and the related due diligence during the period prior to the Final Closing Date, the parties will mutually agree to extend the Final Closing Date for additional periods of up to thirty days each period. No party may withhold its consent to the first two extensions.

         1.9 "Closing Documents" shall have the meaning given thereto in Section 6.4, hereof.

         1.10 "Disclosed Seller Information" shall have the meaning given thereto in Paragraph 4 of Schedule 7 hereto.

         1.11 "Environmental Liabilities" shall mean any and all liabilities for the violation of, or remediation under, any Environmental Laws. For the purposes hereof, the term "Environmental Laws" shall mean any and all federal, state, local or municipal laws, rules, orders, regulations, statutes, ordinances, codes, decrees, or requirements of any governmental authority regulating, relating to or imposing liability or standards of conduct concerning environmental protection matters, including all requirements pertaining to reporting, licensing, permitting, investigation, removal or remediation of emissions, discharges, releases, or threatened releases of Hazardous Materials (as hereinafter defined), chemical substances, pollutants or contaminants or relating to the manufacture, generation, processing, distribution, use, treatment, storage, disposal, transport, or handling of Hazardous Materials, chemical substances, pollutants or contaminants.

         1.12 "Excluded Assets" shall mean any items owned by either Mr. Rush, personally, or which may be located on the Aptek premises and which are listed on Schedule 1.12 hereto (the "Excluded Assets").

         1.13 "Excluded Liabilities" shall mean any expense or liability of either Aptek or the Partnership (which arises out of the negotiations for this Agreement or the transfer of Assets

                                  -2-
                                                                         --- ---
                                                                         TWI DHR
1002B1E1/EXH2.1A
provided for hereunder and any other expense or liability) which is not specifically identified to WCI and AWI as an Assumed Liability.

         1.14 "Facility" means the real property and associated fixtures owned by the Partnership which are included as a part of the Partnership Assets, more specifically described as being approximately 8.2 acres of land in an industrial park in Deerfield Beach, Florida (with an addres700 N.W. 12th Avenue, Deerfield Beach, Florida 33442, a 47,000 square foot building located thereon, and all fixtures located therein. The Facility is subject to a mortgage to an unrelated third party of approximately $3,200,000 which will be repaid in full and satisfied at Closing from the proceeds of sale of the facility.

         1.15 "GAAP" means generally accepted accounting principles consistently applied in the United States. Where this term refers to unaudited interim financial statements for periods after December 31, 1994, such term shall assume that the unaudited financial statements shall be read in conjunction with the audited financial statements for the fiscal year ending December 31, 1994, and the notes thereto.

         1.16 "Hazardous Materials" shall mean any substance (i) the presence of which requires investigation, removal or remediation under any federal, state or local statute, regulation, rule, ordinance, order, action, policy or common law,
(ii)  which  is  defined  as  a  "hazardous  substance,"  "hazardous  material,"
"pollutant" or "contaminant" under any federal, state or local statute, regulation, rule or ordinance, and/or (iii) which is toxic, explosive, corrosive, flammable, infectious, radioactive, carcinogenic, mutagenic, or otherwise hazardous and is regulated by any governmental authority.

         1.17         "Intangible Property" shall have the meaning given in
Section 3.1(d).

         1.18 "IRC" means the Internal Revenue Code of 1986, as amended.

         1.19 "Letter Agreement" means that certain letter agreement between WCI, Aptek, the Partnership, and Mr. Rush dated February 10, 1995, which agreement is being superseded and replaced hereby.

         1.20 "Market Value" of the WCI Shares shall be equal to $3.31 per share, being the closing price per share on April 10, 1995 as reported on NASDAQ National Market System.

         1.21 "Motor Technology" means that particular technology, and the uses and applications thereof, more particularly described in paragraph 1 of Schedule
1.12 attached hereto and by this reference incorporated herein.

                                      -3-
                                                                         --- ---
                                                                         TWI DHR

1002B1E1/EXH2.1A

         1.22  "Partnership"  means  Hillsboro  Realty  Associates,   a  general
partnership formed under the laws of Florida.

         1.23 "Partnership Assets" include the Facility and certain equipment referred to as the "ITT Equipment," all as more specifically described in
Section 4.1 hereof. The Partnership Assets also includes any lease or other arrangement by which the facility is being occupied by Aptek, as well as the Partnership's entire interest in all Aptek Assets, whether such interest is in the nature of a security interest, a possessory interest, or otherwise. The Partnership Assets do not include the Excluded Assets.

         1.24 "Permits" means those permits more particularly described in Paragraph 7 of Schedule 7, hereto.

         1.25 "Products" means the lines of products being manufactured, developed, or sold by Aptek in the Business.

         1.26 "Products Liability" means any liability (other than Assumed Liabilities) to which the Sellers, Aptek, or the Purchasers or any affiliate of the Purchasers as successor to the Business may become subject insofar as such liability is based upon, arises out of or is otherwise in respect of any express or implied representation, warranty, agreement or guaranty to a customer, user or purchaser, or due to, or asserted to be arising out of or due to, any Product sold on or before the Closing Date.

         1.27 "Purchase Price" shall have the meaning set forth in Sections 6.1 and 6.2, below.

         1.28 "Purchaser" means AWI.

         1.29 "Regulation S-K" means Regulation S-K of the Rules and Regulations of the Securities and Exchange Commission.

         1.30 "Rush Inventions" shall have the meaning given in the Consulting Agreement to be entered into between AWI and Mr. Rush described in Section 5.2 hereof and attached hereto as Schedule 5.2.

         1.31 "Seaboard Liability" is that liability for which Aptek may be liable for allegedly improper disposal of approximately 8,000 gallons into a super-fund site, and for which Aptek expects to be offered the opportunity to be a part of a "de minimis" group with a contemplated $10,000 buy-out of further remediation responsibility.

         1.32 "Seller" or "Sellers" means either Aptek as the person conveying the Aptek Assets, or the Partnership as the person conveying the Partnership Assets, or both, as the case may be.

                                      -4-
                                                                         --- ---
                                                                         TWI DHR
1002B1E1/EXH2.1A

         1.33  "Tangible  Property"  shall  include the  property  described  in
Section 3.1(b), 3.1(c), 3.1(e), 3.1(f), and 3.1(o), below.

         1.34 "Transaction" means one or both of the asset purchase transactions contemplated by this Agreement.

         1.35          "WCI" means Williams Controls, Inc.

         1.36 "WCI Developments" shall have the meaning given in the Consulting Agreement to be entered into between AWI and Mr. Rush described in Section 5.2 hereof and attached hereto as Schedule 5.2.

         1.37 "WCI Shares" means shares of the $.01 par value common stock of WCI, which shares shall be "restricted" as that term is defined in Rule 144 of the rules and regulations promulgated under the 1933 Act by the Securities and Exchange Commission.

         1.38 "1933 Act" means the Securities Act of 1933, as amended.

         1.39 "1934 Act" means the Securities Exchange Act of 1934, as amended.

                                   ARTICLE 2

                                    PARTIES
                                    -------

         2.1 WCI is a Delaware corporation with its common stock registered under Section 12(g) of the 1934 Act.

              (a) Its common stock is trading in the over-the- counter market and is quoted on NASDAQ National Market System under the symbol "WMCO."

              (b) WCI is current in all of its filings with the Securities and Exchange Commission.

              (c) WCI has delivered a copy of the following documents to Aptek and the Partnership: Its annual report on Form 10-K for the fiscal year ended September 30, 1994; its quarterly report on Form 10-Q for the quarter ended December 31, 1994; its current report on Form 8-K dated February 3, 1995; its proxy statements used in connection with its 1994 and 1995 annual meeting of stockholders.

         2.2 AWI is a recently-formed (or to-be-formed), wholly-owned subsidiary of WCI, which has not engaged in operations except as required for the completion of the Transactions.

                                      -5-
                                                                         --- ---
                                                                         TWI DHR
1002B1E1/EXH2.1A

         2.3 Aptek has one shareholder, the Partnership. Aptek has not been subject to the reporting requirements of the 1934 Act since before 1993. Aptek has no residual reporting obligations under either the 1933 Act or the 1934 Act.

              (a)     Prior to Closing Aptek will deliver to AWI:

                   (1) A copy of the audited financial statements for Aptek for its year ended December 31, 1994 as well as other relevant financial information and a description of its material assets (including any real property, equipment, and other assets owned as of December 31,
         1994).

                   (2) The information required for disclosure by WCI in its periodic reports filed under the 1934 Act.

         2.4 The Partnership is a Florida general partnership of which David Rush is a general partner and the tax matters partner, and which has five partners: David H. Rush, Miriam Rush, Rush Holdings, Inc., Aaron Baer, and Maurice Baer. The Partnership has never filed a registration statement under the 1933 Act, and is not subject to the reporting requirements of the 1934 Act.

              (a) Prior to Closing the Partnership will deliver to WCI:

                   (1) A copy of the partnership tax return for the Partnership for its year ended December 31, 1994 as well as other relevant financial information and a description of its material assets (including real property, equipment, and other assets owned as of December 31, 1994).

                   (2) The information required for disclosure by WCI in its periodic reports filed under the 1934 Act.

         2.5 Mr. Rush is an individual, resident in Florida who controls, directly or indirectly, each of Aptek, and the Partnership.

              (a) Mr. Rush has, directly or indirectly through the Partnership, a security interest in certain of the Aptek Assets and certain of the Partnership Assets as a result of loans made by him to or for the benefit of the Partnership and Aptek, which security interests have been perfected and are fully enforceable under Florida law.

              (b) Prior to Closing Mr. Rush will cause the delivery to WCI the documents required under ss.2.3 or ss.2.4, above, as applicable.

                                      -6-
                                                                         --- ---
                                                                         TWI DHR

1002B1E1/EXH2.1A

         2.6 Each party represents and warrants to the other party that the information set forth (or to be set forth) in the documents delivered (or to be delivered) to the other party is, for disclosure purposes, complete and accurate, contains no misstatement of a material fact, and omits to state no fact necessary in order to make the other statements contained therein not misleading.

                                   ARTICLE 3

                          ACQUISITION OF APTEK ASSETS

         3.1 Purchase and Sale of the Aptek Assets. At the Closing and subject to the terms and conditions stated herein, Aptek agrees to sell, assign, convey and transfer to AWI, and AWI agrees to purchase from Aptek the Aptek Assets together with all of the properties, rights and goodwill associated therewith of every kind and description, tangible and intangible, personal or mixed, with the exception of the Excluded Assets, as hereinafter more particularly described. Without limitation, the Aptek Assets shall include all of the items enumerated in subparagraphs (a) through (o) below:

              (a) All cash and cash equivalents of Aptek.

              (b) All vehicles, machinery and equipment, tools, furniture, leasehold improvements, fixtures, dies, jigs, and supplies, or any related capitalized items and other tangible property owned by the Sellers located at the Facility and/or used by the Business as of the date of this Agreement, whether at the Facility, over the road or at any other location, all as described on Schedule 3.1(b).

              (c) All finished goods, inventory, raw materials and components, supplies and similar tangible assets of the Business leased, owned or otherwise used by Aptek in the Business, whether located at the Facility or which are in transit or in the possession of other parties for storage or for any other reason.

              (d) All intellectual property, proprietary and business information of Aptek relating to the Business, including, to the extent transferable or assignable, all of Sellers' right, title and interest in and to:

                   (1) the name "Aptek" and any variations thereof;

                   (2) all licenses relating to the Business;

                   (3) the Permits;


                                      -7-
                                                                         --- ---
                                                                         TWI DHR
1002B1E1/EXH2.1A

                   (4) Any and all inventions, discoveries, trade secrets, designs, prototypes, formulas and know-how relating to the Business, including the ideas of Aptek and key employees of Aptek for designs related to the Business which were created prior to the Closing Date, not including, however, the Excluded Assets;

                   (5) all patents (whether issued or pending), copyrights, trademarks, tradenames set forth on Schedule 3.1(d); and

                   (6) copies of all business, financial and tax records relating to the Business, including copies of all sales data, pricing and cost information, customer and supplier lists, credit records, sales literature and business and marketing plans relating to the Business.

         Schedule 3.1(d) sets forth all limitations known to the Sellers on the transferability and assignability of the intellectual property, proprietary and business information listed in items (1) through (6) in this section above. The foregoing is referred to herein as "Intangible Property."

              (e) All computer documentation, computer files, telephone numbers, computer disks, computer tapes and all information stored on computer media used in connection with the operation of the Business including all software, data, and other information used in the Business in the possession of Aptek's employees, subject to Aptek's right to retain copies of all of same.

              (f) All accounting and other computer software relating to the Business owned by Aptek, including information interfaced with those systems, as listed on Schedule 3.1(f), subject to Aptek's right to retain copies of all of same.

              (g) All rights to customer and supplier lists, signs, advertising, catalogues and brochures relating to the Business.

              (h) All rights of Aptek under the contracts relating to the Business to which Aptek is a party, as listed in Schedule 3.1(h).

              (i) All rights of Aptek under open orders to purchase raw materials or services in accordance with the Business' normal operating procedures.

              (j) All rights of Aptek as lessee under leases of personal property relating to the Business, as listed in Schedule 3.1(j).

                                      -8-
                                                                         --- ---
                                                                         TWI DHR
1002B1E1/EXH2.1A

              (k) All accounts receivable of Aptek.

              (l) All purchase orders, back orders, open orders or contracts from customers, including the backlog and parts manufactured or assigned to Aptek.

              (m) All goodwill and other general intangibles related to the Aptek Assets unless specifically described herein as "Excluded Assets."

              (n) All claims, deposits, prepayments, refunds, causes of action, choses in action, rights of recovery, rights of set-off and rights of recoupment related to the Aptek Assets or the Business.

              (o) All other assets of any nature used in the Business whether owned or leased by Aptek unless specifically described herein as an "Excluded Asset."

         Aptek's sale, conveyance, assignment and transfer of the Aptek Assets shall be free and clear of all liens, encumbrances, liabilities or obligations, except for those expressly described herein as "Assumed Liabilities."

         3.2 Excluded Assets. The Aptek Assets shall not include the Excluded Assets.

                                   ARTICLE 4

                       ACQUISITION OF PARTNERSHIP ASSETS

         4.1 Purchase and Sale of the Partnership Assets. At the Closing, subject to the terms and conditions stated herein, the Partnership agrees to sell, assign, convey and transfer to AWI, and AWI agree to purchase the Partnership Assets from the Partnership. Without limitation, the Assets shall include all of the items enumerated in subparagraphs (a) through (f) below:

              (a) The Facility, including all buildings situated thereon and all leasehold improvements and including all rights in easements, driveways and signs, as legally described on Schedule 4.1(a).

              (b) All vehicles, machinery and equipment (whether or not affixed to the Facility), tools, furniture, fixtures, dies, jigs and supplies which are being used by Aptek in the Business, whether at the Facility, over the road or at any other location, all as described on Schedule 4.1(b), not including, however, all Excluded Assets.

                                      -9-
                                                                         --- ---
                                                                         TWI DHR
1002B1E1/EXH2.1A

              (c) All rights of the Partnership as lessee under leases of personal property relating to the Business, as listed in Schedule 4.1(c).
              (d) All goodwill and other general intangibles related to the Partnership Assets or the Business unless specifically described as Excluded Assets.

              (e) All claims, deposits, prepayments, refunds, causes of action, choses in action, rights of recovery, rights of set-off and rights of recoupment related to the Partnership Assets or the Business.

              (f) All other assets of any nature used in the Business whether owned or leased by the Partnership unless specifically described herein as Excluded Assets.

         The Partnership's sale, conveyance, assignment and transfer of the Partnership Assets shall be free and clear of all liens, encumbrances, liabilities or obligations, except for those expressly described herein as Assumed Liabilities.
                                   ARTICLE 5

                      CONSULTING AND EMPLOYMENT AGREEMENTS

         5.1 Employment Agreements. At or prior to the Closing, Dwain Jenkins and Gary Muter, currently employees of Aptek, have entered into employment agreements with AWI in substantially the form of Schedule 5.1, attached hereto and by this reference incorporated herein, which will be effective upon Closing.

         5.2 Consulting Agreement. At or prior to the Closing, David H. Rush will cause Rush Holdings, Inc. to enter into a consulting agreement with AWI in substantially the form of Schedule 5.2 attached hereto and by this reference incorporated herein.
                                   ARTICLE 6

                           PURCHASE PRICE AND CLOSING

         6.1          Purchase Price for Aptek Assets.

              (a) AWI shall pay $2,000,000 to Aptek, including up to $1,800,000 payable (at AWI's option) in WCI Shares (which shares have a Market Value equal to $1,800,000) and the balance payable in cash.

              (b) In addition, AWI will reimburse Mr. Rush in cash for the actual amount of (without interest or other charge) any working capital contributions either made to or for the benefit of

                                      -10-
                                                                         --- ---
                                                                         TWI DHR
1002B1E1/EXH2.1A

Aptek after February 10, 1995, and up to the Closing to the extent such advances (and the expenditure thereof by Aptek) have been approved by AWI, which approval will not be unreasonably withheld. AWI acknowledges that Mr. Rush (or Rush Holdings, Inc., at Mr. Rush's direction) has advanced approximately $235,000 to Aptek for working capital purposes through the date hereof, and AWI hereby approves such advances and the expenditures by Aptek thereof.

              (c) To the extent the Purchase Price includes WCI Shares, Aptek will use its reasonable efforts to ensure that an exemption from registration is available under the 1933 Act. Prior to the date of executing the Letter Agreement, Mr. Rush, on behalf of himself, the Partnership and Aptek, had conducted such investigation into the business, financial condition, assets, management, risks, and liabilities of WCI as he deemed appropriate on behalf of the Aptek, and had consulted with all appropriate personal financial, tax, business, investment, and accounting advisors as he deemed appropriate or necessary.

                   (1) In connection therewith, and in connection with the completion of the Transactions, Mr. Rush represented and warranted (and will at the Closing represent and warrant) on behalf of himself, the Partnership, and Aptek, that each such person is a sophisticated business person who has experience in such transactions, and that such persons were introduced to WCI privately, without the use of any public advertising or general solicitation.

                   (2) Aptek, the Partnership, Mr. Rush, and Rush Holdings, Inc. (being the only persons who may have a benefi- cial interest in the WCI Shares to be issued pursuant to this Section 6.1) will execute and deliver an investment letter in the form attached hereto as Schedule 6.1(c).

         6.2 Purchase Price for Partnership Assets. AWI shall pay $4,000,000 to the Partnership by repayment of the existing mortgage on the Facility and the balance in cash. AWI acknowledges that the Partnership has negotiated a discount of 3% from the holder of the mortgage if the Existing Indebtedness is repaid in full before June 17, 1995, and that such discount is for the benefit of the Partnership. The Partnership acknowledges that if AWI is able to negotiate a greater discount, any discount in excess of 3% will be for the benefit of AWI.

         6.3 Allocation of the Purchase Price. The purchase price shall be allocated among the Assets as set forth on Schedule 6.3.

              (a) Although Sections 6.1 and 6.2 hereof set forth the Purchase Price for the Aptek Assets and the Partnership Assets and Schedule 6.3 sets forth a more detailed allocation among the Assets, AWI may, prior to or within six months following the

                                      -11-
                                                                         --- ---
                                                                         TWI DHR
1002B1E1/EXH2.1A

Closing, reallocate the Purchase Price among the Assets provided only that neither the total purchase price nor the allocation between cash and WCI Shares shall change without the consent of Aptek or the Partnership. WCI (for itself and AWI) shall indemnify and defend Aptek and the Partnership with respect to any claim or challenge by state or Federal tax authorities which directly results from a decision made solely by WCI to reallocate the Purchase Price following the Closing, excepting however, those claims or challenges resulting from the failure of either Aptek or the Partnership to take a tax or other position which is consistent with the reallocation decision of AWI.

              (b) Aptek and the Partnership agree that neither of them will take any tax or other position inconsistent with any allocation or reallocation of the Purchase Price by AWI pursuant to this Section 6.3.

              (c) AWI and the Sellers each covenant with the other that it will promptly give written notice to the other of any inquiry or challenge of such allocation by any federal, state or local tax authority.

         6.4 Closing of the Purchase. The Closing will take place at a time and place established pursuant to Section 1.8, above. At the Closing, the parties will deliver to each other the Closing Documents, including (but not limited to) the documents described in Article 13 hereof.

                                   ARTICLE 7

                         REPRESENTATIONS OF THE SELLERS

         As an inducement to AWI and WCI to enter into this Agreement and to complete the Transactions, and with the knowledge that AWI and WCI will rely thereon, the Sellers (which term for the purposes of this Article 7 includes Mr. Rush, individually), will execute a certificate in the form of Schedule 7 hereto and deliver such certificate to AWI at the Closing.


                                   ARTICLE 8

                       REPRESENTATIONS OF THE PURCHASERS

         As an inducement to the Sellers and Mr. Rush to enter into this Agreement and to complete the Transactions and with the knowledge that the Sellers and Mr. Rush will rely thereon, AWI and WCI, jointly and severally, represent and warrant to the Sellers and Mr. Rush the following (both as of the date hereof and as of the Closing Date):


                                      -12-
                                                                         --- ---
                                                                         TWI DHR
1002B1E1/EXH2.1A

         8.1 Due Incorporation and Qualification. Each of AWI and WCI is a corporation duly organized, validly existing and in good standing under the laws of the State of Delaware, and has the corporate power and lawful authority to carry on its business as now being conducted. On or before the Closing Date, AWI will be duly qualified or otherwise authorized as a foreign corporation to transact business and will be in good standing in Florida, the only jurisdiction in which such qualification or authorization will be required by law.

         8.2 Certificate of Incorporation and Bylaws. On or before the Closing Date, AWI will deliver to the Sellers true and complete copies of its Certificate of Incorporation (certified by the Secretary of State of Delaware) and its Bylaws (certified by its corporate secretary) as then in effect.

         8.3 Authority of AWI and WCI. Each of AWI and WCI has full power and authority to execute and deliver this Agreement and the Closing Documents and to carry out the transactions contemplated hereby. The Closing Documents are valid and binding agreements of each of AWI and WCI, enforceable in accordance with their terms. No consent, authorization or approval of, or declaration, filing or registration with, any governmental or regulatory authority or any consent, authorization or approval of any other third party is necessary in order to enable either AWI or WCI to enter into and perform its obligations under the Closing Documents, and neither the execution and delivery of the Closing Documents nor the completion of the transactions contemplated thereby will:

              (a) Be in violation of its Certificate of Incorporation or Bylaws or constitute a breach of any evidence of indebtedness or agreement to which it is a party;

              (b) Cause a default under any mortgage or deed of trust or other lien, charge or encumbrance to which any of its property is subject or under any contract to it is a party, or permit the termination of any such contract by another person;

              (c) Result in the creation or imposition of any security interest, lien, charge or other encumbrance upon any of its property or assets under any agreement or commitment to which it is bound;

              (d) Accelerate, or constitute an event entitling, or which would, upon notice or lapse of time or both, entitle the holder of any indebtedness of either to accelerate the maturity of any such indebtedness;

              (e) Conflict with or result in the breach of any writ, injunction or decree of any court or governmental instrumentality;

                                      -13-
                                                                         --- ---
                                                                         TWI DHR
1002B1E1/EXH2.1A

              (f) Violate any statute, law or regulation of any jurisdiction as such statute, law or regulation relates to it; or

              (g) Violate or cause any revocation of or limitation on any Permit.

         8.4 Compliance with Laws; Permits. (a) Neither the AWI nor WCI is in violation of any applicable order, judgment, injunction, award or decree relating to the Assets. To the knowledge of AWI and WCI, neither is in violation of any federal, state, local or foreign law, ordinance or regulation or any other requirement of any governmental or regulatory body, court or arbitrator applicable to the Assets.

         8.5 Broker's or Finder's Fees. No agent, broker, person or firm acting on behalf of the Purchaser is, or will be, entitled to any commission or broker's or finder's fees from any of the parties hereto, or from any person controlling, controlled by or under common control with any of the parties hereto, in connection with any of the transactions contemplated herein except Century 21 which is entitled to a brokerage fee to be paid entirely by the Partnership. Each party shall pay its own broker for any fees in connection with the transaction, and each party will indemnify the other with respect to any claims of its broker made as a result of the actions of the indemnifying party.

         8.6 Issuance of WCI Shares. The WCI Shares, when issued as a part of the Purchase Price, will be legally and validly issued, fully paid, and non-assessable.

         8.7 Disclosure. Neither this Agreement nor any Schedule, Exhibit or certificate delivered in accordance with the terms hereof or any document or statement in writing which has been supplied by or on behalf of either AWI or WCI in connection with the transactions contemplated hereby, contains any untrue statement of a material fact, or omits any statement of a material fact necessary in order to make the statements contained herein or therein not misleading.

         8.8 Continuing Disclosure Obligation. During the period from the date hereof through the Closing, WCI will provide Mr. Rush, as representative of Aptek and the Partnership, with copies of all reports filed by WCI under the 1934 Act, as well as any press releases issued to the public, and any letters to shareholders.

         8.9 Best Efforts. Purchasers will use their best efforts to timely apply for and obtain all permits, consents and approvals and to complete any due diligence deemed necessary by Purchasers in order to complete the transactions contemplated herein by the Closing Date. Each of AWI and WCI will execute and deliver such

                                      -14-
                                                                         --- ---
                                                                         TWI DHR
1002B1E1/EXH2.1A
instruments and take such other action as may be reasonable or appropriate to carry out the Acquisition and the intentions of this Agreement.

                                   ARTICLE 9

                             REGULATORY COMPLIANCE

         9.1 Bulk Sales Compliance. AWI hereby waive compliance by the Sellers with the provisions of the bulk sales law of the State of Florida, if applicable to the transfer of the Assets.

         9.2 COBRA.  The Sellers will comply with the provisions of COBRA,  Pub.
L. No. 99-272, 99th Cong., 2d Sess. (1987) relating to continuation of health benefits to employees as they apply to the transactions contemplated by this Agreement. After the Closing Date, AWI will act as administrator for Sellers' obligations related to COBRA coverage for persons who cease employment with the Sellers on or before the Closing Date and, under the provisions of COBRA, elect to continue to pay premiums for insurance coverage under the Sellers' insurance policy.

                                   ARTICLE 10

                 COVENANTS TO BE PERFORMED PRIOR TO THE CLOSING

         The parties hereto covenant and agree that between the date hereof and the Closing Date:

         10.1 Environmental Studies. (a) Phase I and (if required) Phase II environmental studies shall be conducted by an environmental consulting firm mutually acceptable to both parties. The cost of the Phase I study shall be borne by AWI; the cost of the Phase II study (if one is recommended as a result of the Phase I study) shall be borne by the Sellers.

              (b) If the above environmental studies indicate that Environmental Liabilities or the total estimated cost of remediation exceeds or is likely to exceed $250,000: (1) AWI may agree to proceed with the Closing and indemnify Mr. Rush and the Sellers for total liabilities in excess of $250,000; or (2) If AWI fails to make the election under Paragraph 10.1(b)(1), above, Mr. Rush and the Sellers may elect to terminate this Agreement and the Acquisition. If this Agreement is terminated pursuant to this Paragraph 10.1(b), no party hereto will have any further obligation to any other party hereto.

              (c) If the above environmental studies indicate that Environmental Liabilities or the total estimated cost of remedia- tion will not exceed $250,000, AWI may elect to proceed with Closing, and Mr. Rush and the Sellers will be jointly and severally

                                      -15-
                                                                         --- ---
                                                                         TWI DHR
1002B1E1/EXH2.1A
liable for such Environmental Liabilities and the cost of remediation. If the Environmental Liabilities or the cost of remediation thereafter exceed $250,000, AWI will indemnify Mr. Rush and/or the Sellers for costs in excess of $250,000.

         10.2 Title Insurance. Prior to the Closing, AWI will obtain a title insurance commitment, including obligations to issue endorsements as may be required by AWI, with respect to the Facility, using a current ALTA form of Owner's Title Insurance issued by a title insurer satisfactory to AWI in such amount as AWI may reasonably determine to be the fair market value of such real property, including all improvements located thereon, insuring title to such real property to be in AWI as of the Closing Date, subject only to such exceptions and exclusions as provided in this Agreement or are acceptable to AWI and insuring against all possible contractors', suppliers' and mechanics' lien claims. Such title commitment is to contain a complete copy of each easement, restriction, limitation, or condition of title which is referred to therein that burdens or benefits said real property. At the Closing, the costs and premium for the Title Insurance obtained shall be paid by AWI.

         10.3 Survey. With respect to the Facility, the Partnership will provide AWI a current survey of the Facility certified to AWI, prepared by a licensed surveyor and conforming to Minimum Technical standards adopted by the Florida Board of Professional Land Surveyors in Chapter 21 HH-6 of The Florida Administrative Code, the Partnership, any mortgagee of AWI, and the title insurer issuing title insurance in the transaction disclosing the location of all improvements, easements, party walls, sidewalks, roadways, utility lines, setback requirements, and other matters customarily shown on such surveys, and showing access affirmatively to public streets and roads.

         10.4 Conduct of Business. Aptek shall conduct the Business in the ordinary course and in such a manner so that the representations and warranties contained herein shall continue to be true and correct on and as of the Closing Date as if made on and as of the Closing Date.

         10.5 Preservation of Business. Aptek shall exert reasonable efforts consistent with its past business practices to preserve the Business, keep available the services of its present employees, consultants and agents, maintain its present suppliers and customers and preserve its goodwill.

         10.6 Notice of Events. Sellers and Mr. Rush shall promptly notify AWI of: (1) any event, condition or circumstance occurring from the date hereof through the Closing Date that would constitute a violation or breach of this Agreement; or (2) any event, occurrence, transaction or other item which would have been

                                      -16-
                                                                         --- ---
                                                                         TWI DHR
1002B1E1/EXH2.1A
required to have been disclosed on any Schedule, Exhibit or statement delivered hereunder, had such event, occurrence, transaction or item existed on the date hereof, other than items arising in the ordinary course of business which would not render any of the representations, warranties or other agreements of the Sellers or Mr. Rush misleading.

         10.7 Examinations and Investigations. (a) Prior to the Closing Date, during normal business hours between 8:00 a.m. and 5:00 p.m., Monday through Friday, or such other hours as the parties mutually agree to, AWI shall be entitled, through their employees and representatives, including its counsel, lenders, appraisers and accountants, to make such investigation of the assets, properties, business and operations of the Business, and such examination and copies of the books, records and financial condition of the Business as AWI wishes.

              (b) If this Agreement terminates: (1) AWI shall keep confidential and shall not use in any manner any information or documents obtained from the Sellers concerning the Business or the Assets, unless readily ascertainable from public or published information, or trade sources, or subsequently developed by AWI independent of any investigation of the Business, or received from a third party not under an obligation to the Sellers to keep such information confidential, and (b) any documents obtained from the Sellers or Mr. Rush shall be promptly returned to them.

         10.8 No Negotiation by the Sellers. Between the date hereof and the earlier of (1) the Closing Date; or (2) the date of termination of this Agreement, neither Mr. Rush nor any of the Sellers shall, directly or indirectly:

              (a) Solicit, initiate or encourage the submission of inquiries, proposals or offers from any person (other than AWI) relating to any acquisition or purchase of assets of, or any equity interest in, the Assets or any exchange offer, merger, consolidation, purchase of assets, liquidation, dissolution or similar transaction involving the Assets (each, an "Acquisition Proposal");

              (b) Enter into or participate in any discussions or negotiations regarding any of the foregoing, or furnish to any person (other than AWI and its representatives) any information with respect to the Assets, other than in the ordinary course of business; or

              (c) Otherwise cooperate in any way with, or assist or participate in, facilitate or encourage, any effort or attempt by any person (other than AWI) to do or seek any of the foregoing.

                                      -17-
                                                                         --- ---
                                                                         TWI DHR
1002B1E1/EXH2.1A

         Sellers will notify AWI immediately if any such Acquisition Proposal is received or if any such discussions, negotiations or other events occur or are sought to be initiated, and such notice will set forth in detail the terms or other particulars thereof.

         10.9 Physical Inventory. The Sellers shall conduct a physical inventory of the Business on or about March 27, 1995. AWI shall have the right, at its own expense, to have its internal accounting personnel and/or independent accounting firm observe the taking of the inventory. The Parties agree that any inventory conducted pursuant to this Section 10.9 will be conducted in a manner to eliminate to the maximum extent possible any adverse impact such inventory may have on the Business.

                                   ARTICLE 11

             CONDITIONS PRECEDENT TO THE OBLIGATION OF AWI TO CLOSE

         The obligation of AWI to enter into and to complete the transactions contemplated by this Agreement is subject to the fulfillment on or prior to the Closing Date of the following conditions, any one or more of which may be waived by AWI only in writing:

         11.1 Representations, Warranties and Other Agreements. The representations, warranties and other agreements of the Sellers and Mr. Rush contained in this Agreement or as may be delivered at Closing shall be true on and as of the Closing Date, with the same force and effect as though made on and as of the Closing Date. The Sellers and Mr. Rush shall have performed and complied with all covenants and agreements required by this Agreement to be performed or complied with by them on or prior to the Closing Date. The Sellers and Mr. Rush shall have delivered to AWI certificates, dated the Closing Date, to such effect.

         11.2 Governmental Permits and Approvals. All permits and approvals from any governmental or regulatory body required for the lawful completion of the Transactions shall have been obtained.

         11.3 Third Party Consents. All consents, permits and approvals from parties to any contracts or other agreements that may be required in connection with the performance by the Sellers and Mr. Rush of their obligations under this Agreement or the continuance of such contracts or other agreements without material modification after the Closing Date shall have been obtained.

         11.4 Litigation. No action, suit or proceeding shall have been instituted before any court or governmental or regulatory body, or instituted or threatened by any governmental or regulatory body, to restrain, modify or prevent the carrying out of the transactions contemplated by this Agreement or to seek damages or

                                      -18-
                                                                         --- ---
                                                                         TWI DHR
1002B1E1/EXH2.1A
a discovery order in connection with such transactions, or that has or could reasonably be expected to have, in the opinion of AWI a materially adverse effect on the Assets or the Business.

         11.5 Real Property. With respect to the Facility:

              (a) AWI shall receive good and marketable title to the Facility free and clear of any security interest, easement, covenant, or other restriction, except for installments of special assessments not yet delinquent and recorded easements, covenants, and other restrictions which do not impair the current use, occupancy, or the marketability of title, of the property subject thereto;

              (b) There shall not be pending or threatened condemnation proceedings, lawsuits, or administrative actions of any type relating to the Facility, or other matters affecting adversely the current use, or occupancy thereof, including unpaid tap fees, contemplated special assessments or zoning changes;

              (c) The legal description for the Facility contained in the deed thereof shall describe the Facility fully and adequately, the building and improvements are located within the boundary lines of the described parcel(s) of land, shall not be in violation of applicable setback requirements, zoning laws, and ordinances, and shall not encroach on any easement which may burden the land, and the land does not serve any adjoining property for any purpose inconsistent with the use of the land, and the property shall not be located within any flood plain or be included in any wetlands or be subject to any similar type restriction for which any permits or licenses necessary to the use thereof shall have not been obtained; and

              (d) The Facility shall abut and have direct vehicular access to a public road, or have access to a public road via a permanent, irrevocable, appurtenant easement benefitting the Facility.

         11.6 No Material Adverse Change. There shall be no material adverse change in the Business or the Assets taken as a whole, financial or otherwise, or, to either the Sellers' or Mr. Rush's knowledge, their customers, regardless of reason, including those changes that are as a result of any legislative or regulatory change, revocation of any Permits, licenses or rights to do business, failure to obtain any Permit at the normal time or in the manner applied for by the Sellers, fire, explosion, accident, casualty, labor trouble, flood, riot, storm, condemnation or act of God or otherwise, and the Sellers shall have delivered to AWI a certificate, dated the Closing Date, to such effect.


                                      -19-
                                                                         --- ---
                                                                         TWI DHR
1002B1E1/EXH2.1A

         11.7 Transfer Documents. AWI shall have received assignments and such other instruments of sale, transfer, conveyance and assignment transferring all of the Assets from the Sellers, each substantially in correct and proper legal form to transfer assets under applicable law.

         11.8 Books and Records. AWI shall have received all the books, books of account, papers, records, correspondence and instruments of, or relating to, the Assets and/or Business.

         11.9 Resolutions. There shall have been delivered to AWI a copy of the resolutions duly adopted by the governing bodies of each of the Sellers, authorizing and approving the execution and delivery by the respective Seller of this Agreement, and the completion by the respective Seller of the transactions contemplated hereby, certified by the secretary or partner of the respective Seller, dated as of the Closing Date.

         11.10 Certificates, Etc. of Mr. Rush and the Sellers. Mr. Rush and the Sellers shall have delivered all certified resolutions, certificates, documents or instruments with respect to the Sellers' authority and such other matters as AWI's counsel may have reasonably requested prior to the Closing Date.

         11.11 Financing. AWI shall have obtained a commitment for financing to effect the purchase of the Assets contemplated hereunder.

         11.12 Consulting and Employment Agreements. The appropriate parties shall have entered into the consulting and employment agreements contemplated under Article 5 hereof.

         11.13 General Warranty Deed. AWI shall receive a general warranty deed in proper form for recording in the State of Florida for the Facility.

         11.14 Evidence of Name Change. AWI shall have received evidence that Aptek will change its corporate name to delete any reference to "Aptek" or any variation thereof, within five days of the Closing Date.

         11.15 Opinions of Counsel. The Sellers shall deliver to AWI opinions of counsel in the form of Schedule 11.15 hereto.

         11.16 Accountants Letter. The Sellers shall deliver to AWI a letter from their accountants stating that (based on stated procedures accomplished within five days of the Closing), such accountants have no knowledge that the representations and warranties of the Sellers contained herein or in the Closing Documents (with respect to financial information) are not accurate

                                      -20-
                                                                         --- ---
                                                                         TWI DHR
1002B1E1/EXH2.1A
and complete in all material respects as of the date such procedures were completed.

         11.17 No Sales or Use Tax Due. There shall be no sales or use tax or other similar tax payable by AWI as a result of the completion of the Acquisition.

         11.18 Approval of Counsel to AWI. All actions and proceedings hereunder and all documents or other papers required to be delivered by Mr. Rush and the Sellers hereunder or in connection with the completion of the transactions contemplated hereby, and all other related matters shall have been approved by Friedlob Sanderson Raskin Paulson & Tourtillott, counsel to AWI, as to their form.

         11.19 Investment Letter. Execution and delivery to WCI by the Sellers of an investment letter in the form of Schedule 6.1(c).

         11.20 Purchase of All Assets. AWI is not obligated to purchase either the Aptek Assets or the Partnership Assets unless at the Closing AWI is able to purchase both the Aptek Assets and the Partnership Assets pursuant to the terms hereof.

                                   ARTICLE 12

         CONDITIONS PRECEDENT TO THE OBLIGATION OF THE SELLERS TO CLOSE

         The obligation of the Sellers and Mr. Rush to enter into and to complete the transactions contemplated by this Agreement is subject to the fulfillment on or prior to the Closing Date of the following conditions, any one or more of which may be waived by the Sellers and Mr. Rush only in writing:

         12.1 Representations, Warranties and Other Agreements. The representations, warranties and other agreements of AWI contained in this Agreement shall be true on and as of the Closing Date with the same force and effect as though made on and as of the Closing Date. AWI shall have performed and complied with all covenants and agreements required by this Agreement to be performed or complied with by it on or prior to the Closing Date. AWI shall have delivered to the Sellers certificates, dated the Closing Date, to such effect.

         12.2 Governmental Permits and Approvals. All permits and approvals from any governmental or regulatory body required for the lawful completion of the transactions which are the subject of this Agreement shall have been obtained.


                                      -21-
                                                                         --- ---
                                                                         TWI DHR
1002B1E1/EXH2.1A

         12.4 Litigation. No action, suit or proceeding shall have been instituted before any court or governmental or regulatory body, or instituted or threatened by any governmental or regulatory body, to restrain, modify or prevent the carrying out of the transactions contemplated by this Agreement, or to seek damages or a discovery order in connection with such transactions, or that has or could reasonably be expected to have, in the opinion of the Sellers, a materially adverse effect on the assets, properties, businesses, operations or financial condition of AWI.

         12.5 Approval of Counsel to the Sellers. All actions and proceedings hereunder and all documents or other papers required to be delivered by the Purchasers hereunder or in connection with the completion of the transactions contemplated hereby, and all other related matters shall have been approved by Fleming, O'Bryan & Fleming, counsel to the Sellers and Mr. Rush, as to their form.

         12.6 The Purchase Price. The Purchaser's payment of the full purchase price for the Assets.

         12.7 Consulting and Employment Agreements. The appropriate parties shall have entered into the consulting and employment agreements contemplated under Article 5 hereof.

         12.8 Continuing Disclosure. WCI shall have provided Mr. Rush, as representative of the Sellers with copies of all reports filed by WCI under the 1934 Act, as well as any press releases issued to the public, and any letters to shareholders as required in Section 8.7, above.

         12.9 Opinions of Counsel. AWI shall deliver to the Sellers opinions of counsel in the form of Schedule 11.15 hereto.

                                   ARTICLE 13

                       ACTIONS TO BE TAKEN AT THE CLOSING

         The following actions shall be taken at the Closing, each of which shall be conditioned on completion of all the others and all of which shall be deemed to have taken place simultaneously:

         13.1 Transfer Documents. The Sellers shall deliver duly executed transfer documents and/or instruments of assignment.

         13.2 The Purchase Price. AWI shall deliver to the Sellers the cash and WCI Shares in accordance with the terms of Sections 6.1 and 6.2. The Sellers shall deliver the investment letter in the form of Schedule 6.1(c).

                                      -22-
                                                                         --- ---
                                                                         TWI DHR
1002B1E1/EXH2.1A

         13.3 Consulting and Employment Agreements. The parties shall deliver to one another the executed consulting and employment agreements as required by
Article 5.

         13.4 General Warranty Deed. The Partnership shall deliver a general warranty deed for the Facility in proper form for recording in the State of Florida, as well as a cancellation of or (at AWI's election) an assignment of the lease of the facility from the Partnership to Aptek.

         13.5 Opinions and Letters. The parties shall deliver legal opinions and the Sellers will deliver to AWI a letter from their accountants, as required by Sections 11.15 and 11.16 hereof.

         13.6 Closing Certificate of the Sellers. The Sellers shall deliver to AWI a closing certificate dated the Closing Date, in a form satisfactory to AWI. Said certificate shall be signed on behalf of each Seller by Mr. Rush in his capacity as general partner of the Partnership and as an executive officer of Aptek.

         13.7 Closing Certificate of AWI. AWI shall deliver to the Sellers a closing certificate dated the Closing Date, in a form satisfactory to the Sellers. Said certificate shall be signed on behalf of AWI by an executive officer of AWI.

         13.8 Real Property Closing. As part of the Closing it is acknowledged that a settlement statement shall be separately prepared relating to the Facility, which settlement statement shall be provided by the a closing attorney mutually agreed to among the parties, to the parties at least one business day prior to the Closing. The purchase price for the Facility as set forth herein and shall be subject to normal closing adjustments charged to the parties as follows:

              (a) Adjustments Charged to the Partnership. The Partnership shall be charged with the following expenses, which shall be reflected on the settlement statement prepared by the closing attorney and shall be withheld by the closing attorney from the proceeds due to the Partnership and be disbursed by the closing to the person to which each such expense is payable:

                   (1) Any amount necessary to satisfy and discharge of record any lien or encumbrance that is not an Assumed Liability, including the cost of recording or filing any necessary release or termination document;

                   (2) Any and all real property taxes accrued through the Closing Date (except to the extent such real property taxes are accrued on the Disclosed Seller Information as of December 31, 1994, and are accrued thereafter on a
                                      -23-
                                                                         --- ---
                                                                         TWI DHR
1002B1E1/EXH2.1A
         monthly basis in the ordinary course of business in which case they are considered to be an "Assumed Liability");

                   (3) Any and all utility charges through the Closing Date (except to the extent such real property taxes are accrued on the Disclosed Seller Information as of December 31, 1994, and are accrued thereafter on a monthly basis in the ordinary course of business in which case they are considered to be an "Assumed Liability");

                   (4) The cost of the Survey;

                   (5) Any and all payments required to satisfy and discharge the income tax liability related to the conveyance of the real property interest, if any; and

                   (6) Fees for documentary stamps due upon the recordation of the deed from the Partnership to AWI.

              (b) Adjustments Charged to AWI. AWI shall be charged with the following expenses, which shall be reflected on the real estate settlement statement prepared by the closing attorney and shall be collected by the closing attorney as part of the Purchase Price and be disbursed by the closing attorney to the person to which each such expense is payable:

                   (1) The premium for the title insurance policy to be issued to AWI pursuant to the Title Commitment;

                   (2) The premium for the title insurance policy to be issued to AWI's lender (if any) pursuant to the title commitment.

Notwithstanding any provision in this Agreement to the contrary, the parties agree to conduct the Closing for the purchase of the Facility in accordance with the local practices for real estate closings in Broward County, Florida.

         13.9 Evidence of Name Change. The Sellers shall deliver evidence to AWI that Aptek will change its corporate name, in accordance with Section 11.14.

         13.10 Titles to Vehicles. The Sellers shall deliver to AWI duly executed titles to all vehicles included in the Assets free and clear of any liens or other encumbrances other than Assumed Liabilities.

                                      -24-
                                                                         --- ---
                                                                         TWI DHR
1002B1E1/EXH2.1A

                                   ARTICLE 14

          SURVIVAL OF REPRESENTATIONS AND WARRANTIES; INDEMNIFICATION

         14.1 Indemnity Agreements.

              (a) The Sellers and Mr. Rush, jointly and severally, shall indemnify, defend, reimburse and hold harmless AWI and WCI from and against any and all Environmental Liabilities other than the Seabord Liability (to the extent the Seabord Liability is an Assumed Liability).

              (b) Aptek is lessee under one agreement with Colonial Pacific for a Vitronics Reflow Machine which is guaranteed by Mr. Rush. AWI will indemnify, defend, reimburse, and hold harmless Mr. Rush from and against any liability which may derive from non-payment of any amounts due under that lease.

         14.2 Indemnification Procedure for Third Party Claims.

              (a) Notice of Claim and Defense. (1) If any party seeks indemnification under Section 14.1 hereof, such party (the "Indemnified Party") shall give the other party (the "Indemnifying Party") prompt written notice of the assertion of any liability for which indemnification may be sought (an "Indemnified Liability") of which said party has knowledge which is covered by the indemnity agreements set forth herein, and the Indemnifying Party will undertake the defense thereof by representatives chosen by the Indemnified Party but acceptable to the Indemnifying Party.

                   (2) If the Indemnifying Party, within a reasonable period of time after notice of any such claim fails to defend, the Indemnified Party will have the right to undertake the defense, compromise or settlement of such claim on behalf of and for the account and risk of the party obligated to indemnify, subject to the Indemnifying Party's right to assume the defense of such claim at any time prior to settlement, compromise or final determination thereof.

              (b) Payment of Sums Due. After any final judgment or award shall have been rendered by a court, arbitration board or administrative agency of competent jurisdiction, or a settlement shall have been completed, or the parties shall have arrived at a mutually binding agreement, with respect to each separate Indemnified Liability,
         Indemnified Party shall forward to Indemnifying Party notice of any sums due and owing (and the times when due) by Indemnifying Party with respect to such claim and Indemnifying Party shall pay such sums to the party seeking indemnification in cash, within 30 days after the date of such notice or, if any such sums are due more than 90 days after the
                                      -25-
                                                                         --- ---
                                                                         TWI DHR
1002B1E1/EXH2.1A
date of such notice, ten days prior to the date each such sum is due.

         14.3 Good Faith Efforts to Settle Disputes. Each of the parties agrees that, prior to commencing any litigation against the other concerning any matter with respect to which such party intends to claim a right of indemnification in such proceeding, such parties shall meet in a timely manner and attempt in good faith to negotiate a settlement of such dispute during which time such parties shall disclose to the others all relevant information relating to such dispute.

         14.4 Litigation Support. If, and for so long as, any party actively is contesting or defending against any action, suit, proceeding, hearing, investigation, charge, complaint, claim, or demand in connection with (1) any transaction contemplated hereunder, or (2) any fact, situation, circumstance, status, condition, activity, practice, plan, occurrence, event, incident, action, failure to act, or transaction on or prior to the Closing Date involving the Business, the other party will cooperate with the contesting or defending party and its counsel in the contest or defense, make available its personnel and provide such testimony and access to its books and records as shall be necessary in connection with the contest or defense, all at the sole cost and expense of the contesting or defending party, unless the contesting or defending party is entitled to indemnification therefor under this Article 14.

                                   ARTICLE 15

                            TERMINATION OF AGREEMENT

         15.1 Termination. This Agreement may be terminated prior to the Closing Date as follows:

              (a) At the election of AWI if any one or more of the material conditions precedent to the obligation of AWI to close has not been fulfilled as of the Closing Date, or if Mr. Rush or the Sellers have breached any material representation, warranty, covenant or agreement contained in this Agreement provided, however, Mr. Rush and the Sellers shall have at least fifteen days' notice to cure any such breach;

              (b) At the election of Mr. Rush or the Sellers if any one or more of the material conditions precedent to the obligation of the Sellers to close has not been fulfilled as of the Closing Date, or if AWI or WCI has breached any material representation, warranty, covenant or agreement contained in this Agreement provided, however, AWI and WCI shall have at least fifteen days' notice to cure any such breach;

                                      -26-
                                                                         --- ---
                                                                         TWI DHR
1002B1E1/EXH2.1A

              (c) At the election of AWI or WCI at any time prior to Closing if:

                   (1) prior to Closing Aptek is unable to provide unaudited financial statements of Aptek for the period from January 1, 1995 through the end of the month immediately prior to the Closing (which financial statements will be subject to the representations of Aptek as to accuracy and completeness), or

                   (2) the Aptek financial statements described in Clause 15.1(c)(1) hereof plus any accrued interest on the Assumed Liabilities not otherwise included in those Aptek financial statements reflects a loss (calculated in accordance with GAAP consistently applied) of more than $500,000 incurred for the period after January 31, 1995. If losses during said period exceed $300,000, WCI and AWI may elect to proceed with the Acquisition and to deduct from the Purchase Price of its Aptek assets the amount of losses up to a maximum of $200,000; any such reduction in the Purchase Price shall be effected by commensurately reducing the number of WCI Shares payable under Section 6.1(a) hereof.

              (d) At the election of AWI and WCI if they are unable to complete due diligence in a manner satisfactory to a company obligated to file reports under the 1934 Act or if they discover discrepancies in the books and records of Aptek or Partnership during their due diligence;

              (e) At the election of any party to this Agreement, if any legal proceeding is commenced or threatened by any governmental or regulatory body or other person directed against the completion of the transactions contemplated under this Agreement and any of the parties, as the case may be, reasonably and in good faith deem it impractical or inadvisable to proceed in view of such legal proceeding or threat thereof;

              (f) At the election of AWI in accordance with Section 10.1 if the environmental remediation work set forth in the environmental studies referred to in Section 10.1 shall be more than $250,000 and neither AWI nor Mr. Rush nor the Sellers agrees to bear the expense in excess of $250,000.
              (g) At the election of Mr. Rush and the Sellers if the environmental remediation work set forth in the environmental studies referred to in Section 10.1 shall be more than $250,000 and neither AWI nor Mr. Rush nor the Sellers agrees to bear the expense in excess of $250,000.

              (h) At any time on or prior to the Closing Date, by mutual written consent of the parties; or

                                      -27-
                                                                         --- ---
                                                                         TWI DHR
1002B1E1/EXH2.1A

              (i) At any time after April 18, 1995, at the election of any party, unless the Final Closing Date has been extended pursuant to Section 1.8.

         15.2 Survival. If this Agreement is terminated pursuant to Section 15.1, this Agreement shall become void and of no further force and effect, and none of the parties hereto shall have any liability in respect of such termination, except that any party shall be liable to the extent that failure to satisfy the conditions contained herein results from the intentional or willful violation of the representations, warranties, covenants or agreement of such party under this Agreement.

                                   ARTICLE 16

                         CERTAIN ADDITIONAL AGREEMENTS

         16.1 Public Statements; Confidentiality of Information. (a) No party will make any public disclosure (including, without limitation, disclosure to Aptek's employees or customers) of this Agreement or the Acquisition without the prior consent of the other party hereto, which consent shall not be unreasonably withheld, provided that the foregoing shall not preclude any party from making any disclosure which, in the opinion of its counsel, is required to be made under applicable federal and state securities laws. In no event shall any disclosure be made without giving the other party an opportunity to comment on the proposed disclosure.

              (b) Subject to WCI's obligation as a public company to issue appropriate public announcements of material events, and subject to this Section
16.1 hereof, each party will maintain the confidentiality of all non-public information obtained from any other party.

         16.2 Expenses. Each party shall pay its own costs and expenses, including the fees and disbursements of its respective counsel, in connection with the negotiation, preparation and execution of this Agreement and the completion of the transactions contemplated hereby whether or not the transactions contemplated hereby are completed. If the transactions contemplated hereunder are completed, the Sellers and Mr. Rush shall pay all such costs and expenses after the Closing from assets other than the Assets.

         16.3 Waivers and Consents. All waivers and consents given hereunder shall be in writing. No waiver by any party hereto of any breach or anticipated breach of any provision hereof by any other party shall be deemed a waiver of any other contemporaneous, preceding or succeeding breach or anticipated breach, whether or not similar, on the part of the same or any other party.


                                      -28-
                                                                         --- ---
                                                                         TWI DHR
1002B1E1/EXH2.1A

         16.4 Notices. All notices and other communications hereunder shall be in writing and shall be deemed to have been given only if and when: (1) personally delivered; or (2) three business days after mailing, postage prepaid, by certified mail; or (3) when delivered (and receipted for) by an overnight delivery service; or (4) when delivered by facsimile transmission for which automatic confirmation has been received, addressed in each case as follows:

         If to WCI or AWI:

         Thomas W. Itin, President
         Thomas K. Ziegler, Esq., General Counsel
         Williams Controls, Inc.
         7001 Orchard Lake Road, Suite 424
         West Bloomfield, Michigan 48322-3608
         telephone: (810) 851-5651  (WCI)
         fax:       (810) 851-9080  (WCI)

         With a copy to:

         Mary M. Maikoetter, Esq.
         Herrick K. Lidstone, Jr., Esq.
         Friedlob Sanderson Raskin Paulson & Tourtillott
         1400 Glenarm Place, Suite 300
         Denver, Colorado 80202
         telephone:   (303) 571-1400
         fax:         (303) 595-3159

         If to Aptek, the Partnership, or Mr. Rush:

         c/o Aptek Technologies, Inc.
         700 N.W. 12th Avenue
         Deerfield Beach, Florida 33442
         Attn:        David Rush, President
         telephone:  (305) 421-8450
         fax:        (305) 421-8044

         With a copy to:

         Willard D. Dover, Esq.
         Fleming, O'Bryan & Fleming, P.A.
         500 East Broward Blvd., 17th Floor
         Fort Lauderdale, FL 33338
         telephone: (305) 764-3000
         fax:       (305) 764-3308

A Party may change its address by notice to every other Party.

         16.5 Further Assurances. From and after the date of this Agreement, each of the parties hereto will cooperate with each

                                      -29-
                                                                         --- ---
                                                                         TWI DHR
1002B1E1/EXH2.1A
other and will use its or his best efforts to obtain all necessary waivers and consents from third parties. The Sellers, at any time and from time to time on and after the Closing, upon request by AWI and without further consideration, shall take or cause to be taken such actions and execute, acknowledge and delivery, or cause to be executed, acknowledged and delivered, such transfers, conveyances and assurances as may be reasonably requested by AWI for the better conveying, transferring, assigning, delivering, assuring and confirming the Assets to AWI.

         16.6 Retention of/Access to Business Records. In addition, for at least six years following the Closing Date, Mr. Rush shall retain all business records related to the Assets or the Business not delivered to AWI and AWI shall retain all business records related to the Assets or the Business delivered to AWI. During this period, from time to time on and after the Closing, upon reasonable request by AWI or Mr. Rush, as applicable, and without further consideration, Mr. Rush shall provide AWI access to or copies of any business records retained by Mr. Rush and AWI shall provide Mr. Rush access to or copies of any business records retained by AWI..

         16.7 Entire Agreement. This Agreement, including all Schedules and Exhibits hereto, and the other Closing Documents constitute the entire agreement of the parties with respect to the subject matter hereof, supersedes the Letter Agreement and may not be modified, amended or terminated except by a written instrument specifically referring to this Agreement signed by each of the parties hereto or as otherwise provided in this Agreement.

         16.8 Construction. In the event of an ambiguity or a question of intent or interpretation arises, this Agreement shall be construed as if drafted jointly by the parties and no presumption or burden of proof shall arise favoring or disfavoring any party by virtue of the authorship of any of the provisions of this Agreement. Any reference to any federal, state, local or foreign statute or law shall be deemed also to refer to all rules and regulations promulgated thereunder, unless the context requires otherwise. The word "including" shall mean including without limitation. The parties intend that the each representation, warranty and covenant contained herein shall have independent significance. If any party has breached any representation, warranty or covenant contained herein in any respect, the fact that there exists another representation, warranty or covenant relating to the same subject matter, regardless of the relative levels of specificity, which the party has not breached shall not detract from or mitigate the fact that the party is in breach of the first representation, warranty or covenant.

         16.9 Rights of Third Parties. All conditions of the obligations of the parties hereto, and all undertakings herein,

                                      -30-
                                                                         --- ---
                                                                         TWI DHR
1002B1E1/EXH2.1A
except as otherwise provided by a written consent, are solely and exclusively for the benefit of the parties hereto and their successors and assigns, and no other person or entity shall have standing to require satisfaction of such conditions or to enforce such undertakings in accordance with their terms or be entitled to assume that any party hereto will refuse to complete the Transaction contemplated hereby in the absence of strict compliance with any or all thereof, and no other person or entity shall, under any circumstances, be deemed a beneficiary of such conditions or undertakings, any or all of which may be freely waived in whole or in part, by mutual consent of the parties hereto at any time, if in their sole discretion they deem it desirable to do so.

         16.10 Headings. The Table of Contents and Article and Section headings contained in this Agreement are for reference purposes only and shall not affect in any way the meaning or interpretation of this Agreement.

         16.11 Governing Law. The interpretation and construction of this Agreement, and all matters relating hereto, shall be governed by the internal laws of the State of Delaware except to the extent this Agreement, or any agreement to be entered into at the Closing, contemplates that the laws of Florida will govern.

         16.12 Submission to Jurisdiction; Waivers. The parties each hereby irrevocably and unconditionally: (1) agree that any action or proceeding related to this Agreement shall be brought in, and hereby submits itself and its property to the jurisdiction of, the courts of the State of Delaware, the courts of the United States of America for the District of Delaware, and the appellate courts from any thereof; (2) consent to the venue of any such action or proceeding in any of said courts and waives any objection that it may have, now or hereafter, that such action or proceeding was brought in an inconvenient court and agrees not to plead or claim the same; and (3) agrees that service of process in any such action or proceeding may be effected by mailing a copy thereof by registered or certified mail (or any substantially similar form of mail), postage prepaid, to the party against whom the action or proceeding is brought at its address set forth in Section 16.4.

         16.13 Parties in Interest. This Agreement may not be transferred, assigned, pledged or hypothecated by any party hereto, other than by operation of law, by assignment to the lender to WCI or AWI or with the consent of the other parties. This Agreement shall be binding upon and shall inure to the benefit of the parties hereto and their respective successors and permitted assigns.

         16.14 Counterparts. This Agreement may be executed in two or more counterparts, all of which taken together shall constitute one instrument.

                                      -31-
                                                                         --- ---
                                                                         TWI DHR
1002B1E1/EXH2.1A

         16.15 Severability. In case any provision in this Agreement shall be held invalid, illegal or unenforceable, the validity, legality and enforceability of the remaining provisions hereof will not in any way be affected or impaired thereby.

         16.16 Corporate Authority. The undersigned have executed this Agreement with all requisite corporate authority.

         IN WITNESS WHEREOF, the parties hereto have caused their names to be hereunto subscribed, all as of the day and year first above written.


April  , 1995              WILLIAMS CONTROLS, INC., for
                           itself and on behalf of APTEK
                           WILLIAMS, INC., a Delaware
                           corporation to be formed


                           By:
                              ---------------------------
                              Thomas W. Itin, President


April   , 1995             APTEK TECHNOLOGIES, INC.


                           By:
                              ---------------------------
                              David H. Rush, President


April   , 1995             HILLSBORO REALTY ASSOCIATES


                           By:
                              ---------------------------
                              David H. Rush, General Partner


April   , 1995             DAVID H. RUSH, Individually


                           ------------------------------



                                      -32-
                                                                         --- ---
                                                                         TWI DHR
1002B1E1/EXH2.1A

                               INDEX OF SCHEDULES


Schedule              Description
- - - - --------              -----------
  1.5                 "Assumed Liabilities," being those liabilities of Aptek or the Partnership, as the case may be, which have been specifically identified to AWI or WCI and which AWI has agreed, in writing, to assume following the completion of the Transactions.

  1.12                "Excluded  Assets,"  being those items owned by either Mr.
                      Rush, personally, or which may be located on the Aptek premises.

  3.1(b) "Tangible Property" and any exceptions to the warranty thereto contained in Paragraph 11 of Schedule 7.

  3.1(d) "Intangible Property", including all limitations known to the Sellers on the transferability and assignability of the Intangible Property, and other limitations contemplated by Paragraph 12 of Schedule 7.

  3.1(f) All accounting and other computer software relating to the Business owned by Aptek, including information interfaced with those systems.

  3.1(h) Contracts relating to the Business to which Aptek is a party.

  3.1(j) Leases of personal property relating to the Business in the name of Aptek.

  4.1(a)              Legal description of the Facility, including all buildings
                      situated  thereon  and  all  leasehold   improvements  and
                      including all rights in easements,
                      driveways and signs.

  4.1(b) All vehicles, machinery and equipment (whether or not affixed to the Facility), tools, furniture, fixtures, dies, jigs and supplies which are being used by Aptek in the Business, whether at the Facility, over the road or at any other location.

  4.1(c) Leases of personal property relating to the Business in the name of the Partnership.

  5.1                 Form of employment  agreement  with Dwain Jenkins and Gary
                      Muter.

  5.2                 Form of consulting agreement with Rush Holdings, Inc..


1002B1E1/EXH2.1A

  6.1(c)              Form of investment letter.

  6.3                 Allocation of the purchase price.

  7                   Sellers' Representations and Warranties.

                      Paragraph 10 -- A summary of the accounts receivable of the Business as of December 31, 1994, and as of a date within 5 days of the Closing Date. Such accounts receivable are not subject to any material set-offs or material counterclaims.

                      Paragraph 15 -- Any supplier from whom the Sellers purchased supplies in 1994, and any customer who purchased Product from the Business in 1994.

  11.15(a)            Form Opinion of Counsel to Sellers

  11.15(b)            Form Opinion of Counsel to AWI


- - - - -2-

1002B1E1/EXH2.1A

                             CLOSING AGREEMENT AND
                                ESCROW AGREEMENT

         THIS CLOSING AGREEMENT AND ESCROW AGREEMENT is entered into as of the 18th day of April 1995, by and among HILLSBORO REALTY ASSOCIATES, a Florida general partnership (the "Partnership"), APTEK WILLIAMS, INC., a Delaware corporation ("AWI"), and RICCA & WHITMIRE, P.A., a professional association in the state of Florida licensed to practice law (the "Escrow Agent"), with reference to the following facts:

         A. The Partnership and AWI have entered into an Asset Purchase Agreement dated April 12, 1995 (the "Asset Agreement").

         B. Because the Partnership has been unable to convey good and marketable title to certain real estate (known as the "Facility") to AWI as are required by Sections 4.1, 10.2, and 11.5 of the Asset Agreement, the parties have decided to complete a portion of the Asset Agreement pursuant to the escrow arrangement described herein.

         C. The Partnership and AWI have agreed to enter into this Agreement and to be bound by the terms and conditions contained herein, and the Escrow Agent has agreed to enter into this Agreement and to serve as escrow agent in accordance with the terms contained herein.

         NOW, THEREFORE, for and in consideration of the mutual covenants contained herein and other good and valuable consideration, the receipt and sufficiency of which hereby are acknowledged, the parties hereto agree as follows:

         1. Definitions.

              (a) Escrow Period. Shall mean the period from the date hereof until the completion of the Real Estate Transaction as further defined herein.

              (b) Promissory Note shall mean the non-interest bearing promissory note to be deposited with the Escrow Agent, which is further described in ss.2(b) hereof.

              (c) Real Estate Transaction. Shall mean the transaction by which the Partnership conveys the Facility to AWI pursuant to the terms of the Asset Agreement.

              (d) All capitalized terms used herein and not otherwise defined herein shall have the same meaning ascribed to them in the Asset Agreement.

         2. Closing Agreement. Because of difficulties in obtaining the title insurance and in conveying good and marketable title to the Facility as required in the Asset Agreement, the parties hereby agree to the following Closing procedure (which procedure amends Article 13 of the Asset Agreement to the extent necessary):

              (a) The "initial Closing" will be held at the offices of Fleming, O'Bryan & Fleming, P.A., at which time AWI will purchase the Aptek Assets and the Partnership Assets (not including the Facility) as follows:

                   (i) The Purchase Price for the Aptek Assets and the Partnership Assets (not including the Facility) will be $1,400,000, payable in cash ($300,000) and WCI Stock (332,326 shares, valued at $3.31 per share), which purchase price will be paid to, or as directed by, Aptek and the Partnership at the initial Closing; and

                   (ii) At the initial Closing, AWI will reimburse Mr. Rush for approximately $235,000 in expenses advanced to Aptek, such reimbursement is as required by ss.6.1(b) of the Asset Agreement.

                   (iii) At the initial Closing, Aptek and the Partnership will deliver to AWI appropriate assignments of the Partnership Assets (not including the Facility) and the Aptek Assets.

                   (iv) At the initial Closing, the Partnership will grant an option to lease the Facility to AWI for a period of five years, with monthly rental being $25,000.

                   (v) At the initial Closing, the legal opinion from Seller's counsel will be expanded to include an opinion that the escrow closing for the Real Estate Transaction does not result in the violation of a due-on-sale clause, default under or other acceleration of the indebtedness encumbering the Facility becoming effective.

                   (vi) At the initial Closing, Aptek, AWI, and the Escrow Agent will establish the Escrow contemplated by Paragraph 3 hereof.

              (b) The Closing of the Real Estate Transaction (the "second Closing") will be held at the offices of Fleming, O'Bryan & Fleming, P.A., at which time AWI will purchase the Facility as follows:

                   (i) The Purchase Price for the Facility will be payment in full of the Promissory Note described in more detail in Paragraph 3(b), below.

         3. Deposit into Escrow.

              (a) Warranty Deed. The Partnership shall deposit with the Escrow Agent a general warranty deed for the conveyance of the Facility to AWI.

              (b) Funds. AWI shall deposit with the Escrow Agent a non-interest bearing promissory note in the amount of $4,600,000, which note will be payable as follows:

                   (i) $700,000 of the Purchase Price will be payable by issuing to the Partnership (or at its direction) 211,480 WCI Shares; and

                   (ii) The balance in cash or repayment of amounts due pursuant to the existing mortgage on the Facility.

         4. Documents to Be Delivered At First Closing

              (a) Lease. The Partnership shall enter into and deliver to AWI a fully-executed agreement granting AWI an option to lease the Facility for $25,000 per month and shall file a memorandum of the option in the records of Broward County, Florida. The lease will be for a term of five years with an option to renew the lease for an additional term of five years, with no increase in rent.

              (b) Option Agreement. (i) The Partnership will enter into and deliver to AWI an option agreement granting AWI an option to purchase the Facility through December 31, 2000 for a purchase price equal to $4,600,000. The purchase price will be payable in cash and not more than $700,000 in WCI Shares pursuant to the terms of the Asset Agreement. (ii) David H. Rush will also grant AWI an option exercisable through December 31, 2000 to acquire Mr. Rush's interest in the Partnership for a purchase price equal to $4,600,000 times his percentage Partnership interest.

         5. Actions To Be Taken During the Escrow Period

              (a) Title Insurance. During the Escrow Period, the Partnership will use its best efforts to meet the requirements for title insurance as required by ss.10.2 of the Asset Agreement. Based on information available at the date hereof, it appears that there is one principal problem ("Title Deficiencies") which the Partnership will, at its expense, resolve, namely the title insuror has raised concerns regarding the manner by which the Partnership plans to convey title. Other Title Deficiencies may be raised in the future which the Partnership will resolve.

              (b) Purchase of Mortgage. AWI (or an affiliate of AWI) will use its best efforts to purchase the existing mortgage and promissory note from the holder thereof within forty-five days following the First Closing, or as soon thereafter as may be practicable.

              (c) Transfer of Title to Facility. AWI and the Partnership will endeavor to transfer good and marketable title to the Facility as soon after the First Closing, as follows:

                   (i) If the Partnership can obtain affidavits, deeds, and other documents necessary to cure the Title Deficiencies by May 20, 1995, in a manner to satisfy the requirements of the title insuror ("Curative Documents"), the Partnership and AWI will promptly thereafter complete the Real Estate Transaction as contemplated in the Asset Agreement provided, however, the Purchase Price will be $4,600,000, payable in cash (not less than $3,900,000, including repayment of the outstanding mortgage) and not more than $700,000 in WCI Shares valued at $3.31 per share. The Partnership will give AWI not less than ten business days' notice that the Title Deficiencies have been resolved, and the title insoror is ready and willing to provide a title insurance policy for the Facility which meets the conditions of ss.10.2 of the Asset Agreement. The Real Estate Transaction will be completed at the second Closing not later than the tenth business day after the date the notice was properly given.

                   (ii) If the Partnership is unable to obtain adequate Curative Documents on or before May 20, 1995, AWI or its affiliate (if it acquires the mortgage and if a default exists) shall use its best efforts to foreclose the mortgage and acquire title to the Facility in this manner provided, however, the amount bid by AWI or its affiliate plus any additional amounts paid to the Partnership inside or outside of the foreclosure proceeding so that the total paid is not less than $4,600,000 (including not more than $700,000 in WCI Shares valued at the greater of $3.31 or the average closing price for the ten days ending on the date AWI will receive good and marketable title to the Facility) less any and all costs of the foreclosure proceeding (including reasonable attorneys' fees) and less all other expenses allowed by Florida law and less all other expenses which may be incurred by AWI or the AWI affiliate holding the mortgage in any other litigation involving the Partnership or any of the partners thereof.

              (d) Procedure for Completion of the Real Estate Transaction. The second Closing will be conducted in the offices of the Escrow Agent. The Real Estate Transaction will be completed pursuant to the custom and practice of completing such transactions in Broward County, Florida, and as required by the Asset Agreement.

              (e) Payment of Discount. If AWI (or an affiliate) acquires the mortgage and the note from the mortgage holder in a manner to give credit to the 3% prepayment discount granted by the lender or any other amounts of "unapplied principal", AWI will give credit to the Partnership for that discount (or so much of it as AWI realizes) provided however that the Real Estate Transaction occurs not later than June 15, 1995 (unless delayed thereafter as a result of actions or inactions by AWI).

         6. Release of Documents from Escrow.

              (a) Completion of the Real Estate Transaction. If the Real Estate Transaction is completed as contemplated in Paragraph 4 hereof, the Escrow Agent will: (i) deliver the general warranty deed to AWI (or at AWI's direction) for recording; (ii) deliver the Promissory Note to AWI in exchange for payment thereof delivered to the Partnership or at the Partnership's direction; and
(iii) deliver a termination of all outstanding leases to AWI.

              (b) If the Real Estate Transaction Is Not Completed. If the Real Estate Transaction is not completed as contemplated in Paragraph 4 hereof on or before September 30, 1995, the Escrow Agent will return the warranty deed to the Partnership and the promissory note to AWI.

         7. Expenses.

              (a) The Escrow Agent's fee for acting in such capacity will be such firm's normal legal fees, which fee will be paid equally by the Partnership and AWI.

              (b) The Partnership will bear all expenses for curing the Title Deficiencies including (without limitation) any additional expenses incurred by AWI's local counsel, Ricca & Whitmire, P.A., which may result from the Title Deficiencies.

              (c) Except as described in Paragraphs 7(a) and 7(b) (or in Paragraph 5(c)(ii) in the event of a foreclosure proceeding), above, each of the parties hereto will bear their own expenses.

         8. Notices. Notices, other communications or deliveries required or permitted under this Agreement shall be in writing directed as follows:

              (a) To the Partnership

                           David H. Rush, General Partner
                           Hillsboro Realty Associates
                           c/o Aptek Technologies, Inc.
                           700 N.W. 12th Avenue
                           Deerfield Beach, FL 33442
                           tel: 305-421-8450
                           fax: 305-421-8044

              (b) To AWI

                           Thomas W. Itin, President
                           Aptek Williams, Inc.
                           7001 Orchard Lake Road, Suite 424
                           West Bloomfield, MI 48322-3608
                           tel: 810-851-5651
                           fax: 810-851-90806

              (c) To the Escrow Agent:

                           Drennen L. Whitmire, Jr., Esq.
                           Ricca & Whitmire, P.A.
                           Clearlake Plaza, Suite 800
                           500 South Australian Avenue
                           West Palm Beach, FL 33401
                           tel  407-833-4544
                           fax  407-833-4524

Any of the parties hereto may designate by notice to each other party any new address for the purpose of this Agreement. Unless otherwise specified herein, all notices shall be deemed given when (i) personally delivered (including by overnight courier); (ii) upon confirmation of receipt if transmitted by fax; or
(iii) on the third day after the date of mailing if mailed postage prepaid by registered or certified mail, return receipt requested.

         9. Responsibilities of Escrow Agent.

              (a) This Agreement is a personal one among the Partnership, AWI, and the Escrow Agent. No assignment of this Agreement or any interest hereunder by any party hereto, shall be of any force or effect unless agreed to in writing by all parties.

              (b) No person, firm or corporation shall be recognized by the Escrow Agent as a successor of either the Partnership or AWI until there shall be presented to the Escrow Agent evidence reasonably satisfactory to it of such succession.

              (c) The Escrow Agent shall have no duties or respon- sibilities except as expressly provided herein and shall neither be obligated to recognize nor have any liability or responsibility arising under any other agreement to which the Escrow Agent is not a party, even though reference thereto may be made herein.

              (d) The Escrow Agent shall not be responsible for the identity, authority or rights of any person, firm or corporation executing or delivering or purporting to execute or deliver this Agreement or any document or security deposited hereunder or any endorsement thereon or assignment thereof.

              (e) The Escrow Agent shall not be responsible for the sufficiency, genuineness or validity or title to any document or security deposited or to be deposited with it pursuant to this Agreement.

              (f) The Escrow Agent shall not be required to invest Escrow Funds or pay interest thereon.

              (g) The Escrow Agent may rely upon any instrument of writing believed by it to be genuine and sufficient and properly presented, and shall not be liable or responsible for any act taken or omitted in accordance with the provisions thereof.

              (h) The Escrow Agent shall not be liable or responsible for any act it may do or omit to do in the exercise of reasonable care.

              (i) In case any property held by the Escrow Agent hereunder shall be attached, garnished or levied upon under an order of court, or the delivery thereof shall be stayed or enjoined by any order of court, or any other writ, order, judgment or decree shall be entered or issued by any court affecting such property, or any part thereof, or any act of the Escrow Agent, the Escrow Agent will give immediate notice to all parties of such fact, and the Escrow Agent hereby is expressly authorized to use its sole discretion to obey and comply with all writs, orders, judgments or decrees so entered or issued, whether with or without jurisdiction. If the Escrow Agent obeys and complies with any such writ, order, judgment or decree, it shall not be liable to any person, firm or corporation by reason of such compliance notwithstanding the fact that such writ, order, judgment or decree may be subsequently reversed, modified, annulled, set aside or vacated.

              (j) The Escrow Agent may employ agents and attorneys for the reasonable protection of the property held hereunder and of itself.

         10. Indemnification of Escrow Agent. The Partnership and AWI shall indemnify the Escrow Agent for and hold it harmless against, any loss, liability or expense incurred without gross negligence or bad faith on the part of the Escrow Agent arising out of or in connection with its acceptance of, or the performance of its obligations under, this Agreement, as well as the reasonable costs and expenses of the Escrow Agent.

         11. Interpleading. If the Escrow Agent is threatened with litigation by reason hereof, it is hereby authorized to interplead all interested parties in any court of competent jurisdiction and to deposit with the clerk of such court the Escrow Funds held by it pursuant hereto and thereupon shall stand fully relieved and discharged of any further duties hereunder with respect thereto.

         12. Scope and Modification. This Agreement and the applicable provisions of the Asset Agreement constitute the entire agreement among the parties pertaining to the subject matter hereof, and supersede all prior and contemporaneous agreements and understandings of the parties in connection herewith. No changes, modifications, terminations or waivers of any of the provisions hereof shall be binding unless in writing and signed by all of the parties thereto.

         No change, modification, waiver, termination, rescission, discharge or cancellation of this Agreement shall affect the right of any party to enforce any claim, whether or not liquidated, which accrued prior to the date of such modification, waiver, termination, rescission, discharge or cancellation, and no waiver of any provision of, or default under, this Agreement shall affect the right of any party thereafter to enforce such provisions or to exercise any right or remedy in the event of any other default, whether or not similar.

         13. Arbitration of Disputes. Any disputes arising under this Agreement concerning Reimbursement Requests and Objections, or any other matters, that are not resolved by the parties prior to the expiration of the Escrow Period, shall be submitted to arbitration in accordance with the rules of the American Arbitration Association by a panel of three arbitrators located in Broward County, Florida. Any party commencing arbitration shall give prompt notice to the other parties hereto.

         14. Binding Effect. The terms and conditions of this Agreement shall inure to the benefit of, and be binding upon, the parties hereto and their respective successors and assigns. Without the express prior written consent of the parties hereto, this Agreement may not be assigned by any party. If any provision of this Agreement is held to be invalid or unenforceable, it shall not affect the validity of any other provision hereof, all of which other provisions shall remain binding and in full force and effect.

         15. Counterparts. This Agreement may be executed in one or more counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

         16. Governing Law. This Agreement and the legal relations between the parties shall be governed by and construed in accordance with the laws of the State of Delaware, without regard to principle of conflicts or choice of law.

         17. Authority. Eachof the undersigned represents and warrants to the others that such person has all necessary corporate or partnership authority for the execution of this Agreement and for this Agreement to be an enforceable agreement among the parties.

         18.  Headings.  The  sections  and  other  headings  contained  in this
Agreement   are  for   reference   purposes   only  and  shall  not  affect  the
interpretation or meaning of this Agreement.

         IN WITNESS WHEREOF, the parties hereto have caused their names to be hereunto subscribed, all as of the day and year first above written.

DAVID H. RUSH                                   HILLSBORO REALTY ASSOCIATES


                                                By
- - - - -------------------------                         ------------------------------
individually and as                               David H. Rush, General Partner
President of Rush Holdings, Inc.


APTEK WILLIAMS, INC.                            ESCROW AGENT
                                                RICCA & WHITMIRE, P.A.

                                                By
By-----------------------                         ------------------------------
Thomas W. Itin, President                         Drennen L. Whitmire, Jr., Esq.

EXH10.1A
March 6, 1995


Tom Itin, Chairman
Williams Controls,  Inc.
14100 SW 72nd Avenue
Portland,  OR 97224

RE: Advance rates for Hardee Williams,  Inc. and NESC  Williams,  Inc.

Dear Tom:

     This letter is to advise you that effective February 2, 1995, at the Banks sole discretion, two new affiliates have been approved as Account Creditors as defined in the Amended and Restated Loan Agreement dated January 17, 1995. Hardee Williams, Inc. and NESC Williams, Inc. are approved at the advance rates as follows:

                               Hardee  Williams,  Inc.       NESC Williams, Inc.
Loan value of accounts:               70%                        75% (temporary)

Loan value of inventory:              45%                        45% (temporary)



     The NESC Williams, Inc. rates are temporary until a collateral exam can allow us to set permanent advance rates. Please acknowledge by signing below. Consequently, the definitions of "Loan Value of Accounts" and "Loan Value of Inventory" are hereby amended as to read as follows:

     "Loan Value of Accounts shall mean (i) eighty percent (80.0%), (from the date hereof until the earlier of August 1, 1995, or the date on which the Ajay term loan is paid in full), and thereafter seventy-five percent (75.0%) of the aggregate of all accounts of Williams Controls Industries, Inc. and Kenco Williams, Inc., and (ii) seventy-five percent (75.0%) of the aggregate of all accounts of NESC Williams, Inc., and (iii) seventy percent (70.0%) of the aggregate of all accounts of Hardee Williams, Inc., all less (iv) the face amount of all outstanding commercial letters of credit issued by Bank for Borrower s account, and less (v) the principal balance of the Ajay Loan, and less (vi) Ineligible Accounts."

     "Loan Value of Inventory shall mean (i) fifty percent (50.0%) (from the date hereof until the earlier of August 1, 1995, or the date on which the Ajay term loan is paid in full), and thereafter forty-five percent (45.0%) of the aggregate of all inventory of Williams Controls Industries, Inc. and Kenco Williams, Inc., and (ii) forty-five percent (45.0%) of the aggregate of all inventory of Hardee Williams, Inc. and NESC Williams, Inc., all less (iii) Ineligible Inventory, but in no event shall the loan value of inventory exceed Six Million and No/100 Dollars ($6,000,000.00)."

Sincerely,







Acknowledged


By:                        Date:
   --------------------          -------------------

EXHIBIT 10.1(b)

            SECOND AMENDMENT TO AMENDED AND RESTATED LOAN AGREEMENT


                  THIS AMENDMENT TO AMENDED AND RESTATED LOAN AGREEMENT, made and entered into as of the 9th day of March, 1995, by and between FIRST INTERSTATE BANK OF OREGON, N.A. (hereinafter referred to as "Bank"), and WILLIAMS CONTROLS, INC., a Delaware corporation with its chief executive office at 14100 S.W. 72nd Avenue, Portland, Oregon 97224 (hereinafter referred to as "Borrower").


                                   RECITALS:

                  The parties entered into an amended and restated loan agreement dated as of January 17, 1995, which was subsequently amended by a letter dated the 6th day of March, 1995 (hereinafter collectively referred to as the "Agreement"), and the parties now desire to amend the Agreement as hereinafter provided. Capitalized terms not otherwise defined herein shall have the meanings assigned to them in the Agreement.

                  NOW, THEREFORE, the parties mutually agree as follows:

                  1.       The Agreement is hereby amended to provide:

                           (a)  Section  6.5 is  hereby  deleted,  and in  place
                                thereof  the   following   new  Section  6.5  is
                                inserted:

                           "6.5 Investments and Loans. Make any acquisition, investment, loan, advance or extension of credit to any person, except in the ordinary course of business as now and heretofore conducted; provided, however, this shall not prohibit (a) the investment of its excess funds in first quality money market investments; (b) loans of up to a maximum amount of $7,000,000.00 until August 1, 1995, and
         $5,600,000.00 thereafter to Ajay; (c) investment of up to a maximum amount of $1,400,000.00 in Ajay; (d) up to a maximum of $5,207,000.00 for the acquisition of Hardee; (e) investment of up to $1,000,000 in Baymex; and (f) other investments, acquisitions, loans, advances or extensions of credit which do not in the aggregate exceed $500,000.00 until the Ajay loan is repaid in full, and $1,000,000.00 thereafter. As used in this Section, the term "person" includes individuals, partnerships, joint ventures, business trusts, limited liability companies and corporations."




1 -      SECOND AMENDMENT TO AMENDED AND RESTATED LOAN AGREEMENT
         DGE\WCI\WCI-AMND.DOC\EXH10.1(b)

                   2. Except as herein amended, each and all of the terms and provisions of the Agreement shall be and remain in full force and effect during the term thereof.

                  IN WITNESS WHEREOF, the parties hereto have executed this Amendment to the Agreement, in duplicate, as of the date first hereinabove written.

         UNDER OREGON LAW, MOST AGREEMENTS, PROMISES AND COMMITMENTS MADE BY THE BANK AFTER OCTOBER 3, 1989, CONCERNING LOANS AND OTHER CREDIT EXTENSIONS WHICH ARE NOT FOR PERSONAL, FAMILY OR HOUSEHOLD PURPOSES OR SECURED SOLELY BY THE BORROWER'S RESIDENCE MUST BE IN WRITING, EXPRESS CONSIDERATION AND BE SIGNED BY THE BANK TO BE ENFORCEABLE.

                  Borrower hereby acknowledges receipt of a copy of this Amendment.


WILLIAMS CONTROLS, INC.                                 FIRST INTERSTATE BANK OF
                                                                OREGON, N.A.


By ___________________________                          By _____________________

Title ________________________                          Title __________________


2 -      SECOND AMENDMENT TO AMENDED AND RESTATED LOAN AGREEMENT
         DGE\WCI\WCI-AMND.DOC\EXH10.1(b)

EXHIBIT 10.1(c)

             THIRD AMENDMENT TO AMENDED AND RESTATED LOAN AGREEMENT


         THIS AMENDMENT TO AMENDED AND RESTATED LOAN AGREEMENT, made and entered into as of the 29th day of March 1995, by and between FIRST INTERSTATE BANK OF OREGON, N.A. (hereinafter referred to as "Bank"), and WILLIAMS CONTROLS, INC., a Delaware corporation with its chief executive office at 14100 S.W. 72nd Avenue, Portland, Oregon 97224 (hereinafter referred to as "Borrower").

                                   RECITALS:

         A. The parties entered into an amended and restated loan agreement dated as of January 17, 1995, which was subsequently amended by various amendments, the latest of which is numbered "Second" and is dated the 9th day of March, 1995 (hereinafter collectively referred to as the "Agreement"), and the parties now desire to amend the Agreement as hereinafter provided. Capitalized terms not otherwise defined herein shall have the meanings assigned to them in the Agreement.

         B. Hardee Williams, Inc. ("HWI") is obtaining a loan in the approximate amount of $1,000,000.00 from Southern National Bank of South Carolina ("SNB Loan" and "SNB", respectively).

         C. SNB has required that HWI's guaranty of Borrower's obligations to Bank be reduced to $3,000,000.00 as a condition of the SNB Loan, to which Bank has agreed subject to the further condition that Borrower agree to the provisions of this Amendment.

              NOW, THEREFORE, the parties mutually agree as follows:

              1. The Agreement is hereby amended to provide:

                   (a) Section 6.8 of the Agreement is hereby deleted and in place thereof the following new Section 6.8 is inserted:

              "6.8 Leverage Ratio. Permit the ratio of consolidated total liabilities to consolidated Tangible Net Worth to exceed 2.25 to 1.0 until of September 30, 1995, 2.0 to 1.0 until September 30, 1996, and 1.75 to 1.0 thereafter."



1 -      THIRD AMENDMENT TO AMENDED AND RESTATED LOAN AGREEMENT
         DGE\WCI\WCI3AMND.DOC\EXH10.1(c)

                   (b) Section 6.9 of the Agreement is hereby deleted and in place thereof the following new Section 6.9 is inserted:

              "6.9 Debt Service Coverage Ratio. Permit the ratio of consolidated net income plus consolidated depreciation and consolidated interest expense to consolidated scheduled maturities of long-term debt (including consolidated capital leases) plus consolidated interest expense and consolidated dividends (subject to Section 6.10) to be less than 2.0 to 1.0, measured quarterly on a twelve (12) month rolling average basis, provided Borrower shall only use fifty percent (50%) of the net income of HWI, and one hundred percent (100%) of the interest expense of HWI (and not any depreciation) in the numerator of this ratio."

                   (c) The definitions of "Loan Value of Accounts" and "Loan Value of Inventory" are hereby deleted, and in place thereof the following new definitions are inserted:

              "Loan Value of Accounts shall mean (i) eighty percent (80.0%), (from the date hereof until the earlier of August 1, 1995, or the date on which the Ajay term loan is paid in full), and thereafter seventy-five percent (75.0%) of the aggregate of all accounts of Williams Controls Industries, Inc. and Kenco Williams, Inc., and (ii) seventy-five percent (75.0%) of the aggregate of all accounts of NESC Williams, Inc., and (iii) seventy percent (70.0%) of the aggregate of all accounts of Hardee Williams, Inc. (but in no event shall the combined loan value of the accounts and inventory of Hardee Williams, Inc. exceed $3,000,000.00), all less (iv) the face amount of all outstanding commercial letters of credit issued by Bank for Borrower's account, and less (v) the principal balance of the Ajay Loan, and less (vi) Ineligible Accounts."

              "Loan Value of Inventory shall mean (i) fifty percent (50.0%) (from the date hereof until the earlier of August 1, 1995, or the date on which the Ajay term loan is paid in full), and thereafter forty-five percent (45.0%) of the aggregate of all inventory of Williams Controls Industries, Inc. and Kenco Williams, Inc., and (ii) forty-five percent (45.0%) of the aggregate of all inventory of Hardee Williams, Inc. (but in no event shall the combined loan value of the accounts and inventory of Hardee Williams, Inc. exceed $3,000,000.00) and NESC Williams, Inc., all less (iii) Ineligible Inventory, but in no event shall the loan value of inventory exceed Six Million and No/100 Dollars ($6,000,000.00)."

              2. Except as herein amended, each and all of the terms and provisions of the Agreement shall be and remain in full force and effect during the term thereof.

              IN  WITNESS  WHEREOF,   the  parties  hereto  have  executed  this
Amendment to the Agreement, in duplicate, as of the date first hereinabove written.

2 -      THIRD AMENDMENT TO AMENDED AND RESTATED LOAN AGREEMENT
         DGE\WCI\WCI3AMND.DOC\EXH10.1(c)

         UNDER OREGON LAW, MOST AGREEMENTS, PROMISES AND COMMITMENTS MADE BY THE BANK AFTER OCTOBER 3, 1989, CONCERNING LOANS AND OTHER CREDIT EXTENSIONS WHICH ARE NOT FOR PERSONAL, FAMILY OR HOUSEHOLD PURPOSES OR SECURED SOLELY BY THE BORROWER'S RESIDENCE MUST BE IN WRITING, EXPRESS CONSIDERATION AND BE SIGNED BY THE BANK TO BE ENFORCEABLE.

              Borrower hereby acknowledges receipt of a copy of this Amendment.


WILLIAMS CONTROLS, INC.                                 FIRST INTERSTATE BANK OF
                                                                OREGON, N.A.

By                                                      By
   --------------------------                             ---------------------

Title                                                   Title
      -----------------------                                -------------------


3 -      THIRD AMENDMENT TO AMENDED AND RESTATED LOAN AGREEMENT
         DGE\WCI\WCI3AMND.DOC\EXH10.1(c)

EXHIBIT 10.1(d)

            FOURTH AMENDMENT TO AMENDED AND RESTATED LOAN AGREEMENT


         THIS AMENDMENT TO AMENDED AND RESTATED LOAN AGREEMENT, made and entered into as of the 14th day of April 1995, by and between FIRST INTERSTATE BANK OF OREGON, N.A. (hereinafter referred to as "Bank"), and WILLIAMS CONTROLS, INC., a Delaware corporation with its chief executive office at 14100 S.W. 72nd Avenue, Portland, Oregon 97224 (hereinafter referred to as "Borrower").

                                   RECITALS:

         A. The parties entered into an amended and restated loan agreement dated as of January 17, 1995, which was subsequently amended by various amendments, the latest of which is numbered "third" and is dated the 29th day of March, 1995 (hereinafter collectively referred to as the "Agreement"), and the parties now desire to amend the Agreement as hereinafter provided. Capitalized terms not otherwise defined herein shall have the meanings assigned to them in the Agreement.


              NOW, THEREFORE, the parties mutually agree as follows:

              1. The Agreement is hereby amended to provide:

                   (a) Section 1 of the Agreement is hereby deleted and in place thereof the following new Section 1 is inserted:

              "1. APPLICATION FOR AND PURPOSE OF LOAN

         Borrower has applied to Bank and now renews the application for financial accommodations in part for the purpose of refinancing certain indebtedness of Williams Controls Industries, Inc. ("WCII") and Kenco Williams, Inc. ("KWI") (both wholly owned subsidiaries of Borrower). It is the intent of the parties to this agreement that Borrower will use these loan facilities for the direct benefit of itself, and the Affiliates, and these loan facilities are being made to Borrower to facilitate and simplify the credit relationship of its corporate enterprise. The loan facilities shall be in the form of: (a) a secured, revolving line of credit ("Revolving Loan") in the maximum amount of the lesser of (1) Ten Million Five Hundred Thousand and No/100 Dollars ($10,500,000.00) or (2) the sum of the Loan Value of Accounts, the Loan Value of Inventory and the Loan Value of Letters of Credit, plus


1 -      FOURTH AMENDMENT TO AMENDED AND RESTATED LOAN AGREEMENT
         DGE\WCI\WCI4AMND.DOC\EXH10.1(d)

One million Dollars ($1,000,000.00) less (i) the face amount of any commercial letters of credit, standby letters of credit, and Bankers Acceptances issued by Bank for Borrower's account (subject to the Maximum LC and BA Limits), and (ii) the principal amount outstanding of the Ajay Loan, for the purpose of working capital and general corporate purposes of Borrower and its Affiliates; provided, on the earlier of (x) forty-five (45) days from the date of this Amendment, (y) May 15, 1995 or (z) disbursement of the Metlife Capital equipment loan estimated by Borrower to be in the approximate amount of $2,265,000.00, the maximum amount of the Revolving Loan shall be reduced to the lesser of (1) Ten Million and No/100 Dollars ($10,000,000.00) or (2) the sum of the Loan Value of Accounts, the Loan Value of Inventory and the Loan Value of Letters of Credit, less (i) the face amount of any commercial letters of credit, standby letters of credit, and Bankers Acceptances issued by Bank for Borrower's account (subject to the Maximum LC and BA Limits), and (ii) the principal amount outstanding of the Ajay Loan; (b) a secured term loan ("Term Loan") in the maximum amount of Three Million Two Hundred Thousand and No/100 Dollars ($3,200,000.00) for the purpose of refinancing certain equipment of Borrower and its Affiliates and for other investment purposes permitted by the terms of this Agreement; (c) a secured, term real property loan ("Real Estate Loan") in the maximum amount of Two Million Three Hundred Ninety Thousand and No/100 Dollars ($2,390,000.00) for the purpose of refinancing WCII's land and building located at 14100 S.W. 72nd Avenue, Portland, Oregon 97224 and to provide financial support for Borrower's investment in AJAY Leisure Products, Inc. ("Ajay") or for increased working capital needs due to the KWI acquisition; and (d) a secured term loan in the amount of Three Million and no/100 Dollars ($3,000,000.00) ("Ajay Loan") for the purpose of refinancing indebtedness of WCII to Bank which was used to facilitate the temporary refinancing of Ajay debt acquisition of Ajay. (The loans referred to in this Section 1 shall be referred to collectively as the "Loans.")."

                   (b) The definitions of "Loan Value of Accounts" and "Loan Value of Inventory" are hereby deleted, and in place thereof the following new definitions are inserted:

              "Loan Value of Accounts shall mean (i) eighty percent (80.0%), (from the date hereof until the earlier of August 1, 1995, or the date on which the Ajay term loan is paid in full), and thereafter seventy-five percent (75.0%) of the aggregate of all accounts of Williams Controls Industries, Inc. and Kenco Williams, Inc., and (ii) seventy-five percent (75.0%) of the aggregate of all accounts of NESC Williams, Inc., and (iii) seventy percent (70.0%) of the aggregate of all accounts of Hardee Williams, Inc. (but in no event shall the combined loan value of the accounts and inventory of Hardee Williams, Inc. exceed $3,000,000.00), and (iv) upon the consummation of the purchase of Aptek Technologies, Inc. by Borrower, seventy-five percent of the aggregate of all accounts of Aptek Williams, Inc. all less (v) the face amount of all outstanding commercial letters of credit issued by Bank for Borrower's account, and less
(vi) the principal balance of the Ajay Loan, and less (vii)

2 -      FOURTH AMENDMENT TO AMENDED AND RESTATED LOAN AGREEMENT
         DGE\WCI\WCI4AMND.DOC\EXH10.1(d)

Ineligible Accounts."

              "Loan Value of Inventory shall mean (i) fifty percent (50.0%) (from the date hereof until the earlier of August 1, 1995, or the date on which the Ajay term loan is paid in full), and thereafter forty-five percent (45.0%) of the aggregate of all inventory of Williams Controls Industries, Inc. and Kenco Williams, Inc., and (ii) forty-five percent (45.0%) of the aggregate of all inventory of Hardee Williams, Inc. (but in no event shall the combined loan value of the accounts and inventory of Hardee Williams, Inc. exceed $3,000,000.00) and NESC Williams, Inc., and (iii) upon the consummation of the purchase of Aptek Technologies, Inc. by Borrower, forty-five percent (45.0%) of the aggregate of all inventory of Aptek Williams, Inc., all less (iv) Ineligible Inventory, but in no event shall the loan value of inventory exceed Six Million and No/100 Dollars ($6,000,000.00)."

                   (c) A new definition of Loan Value of Letters of Credit is hereby added to Section 8.1 of the Agreement as follows:

              "Loan Value of Letters of Credit shall mean forty-five percent of the face amount of all commercial letters of credit issued for the account of Borrower (excluding any letters of credit to support Ajay Leisure Products, Inc. or companies other than affiliates named in the definition of Affiliates in this Agreement)."

                   (d) A new Section 6.13 is hereby added to the Agreement as follows:

              "6.13 Ratio of Liabilities to Earnings before Interest and Taxes. Subject to any other restrictions in this Agreement concerning the Borrower incurring additional indebtedness, the ratio of total indebtedness for borrowed money of Borrower, of any type or nature, whether borrowed from Bank or any other lender or person, including without limitation all amounts outstanding under this Agreement, the face amount of all standby and commercial letters of credit issued for Borrower's benefit, all capitalized lease obligations, amounts outstanding under the Borrower's ESOP loan, and all accounts payable of Borrower over 30 days past due, to earnings before interest and taxes for the four fiscal quarters preceding the measurement date ("EBIT") to exceed 3.50 to 1.00. This covenant shall be measured monthly based upon calculations of Total liabilities and EBIT calculated at the end of each fiscal quarter of Borrower. For instance, as of 12/31/94 Borrower's EBIT was $7,478,014 x 3.5 = $26,173,049 of allowable debt to be measured at 1/31, 2/28 and 3/31 1995, when the EBIT and allowable debt will be recalculated. Nothing in this Section 6.13 shall be construed to permit Borrower to incur indebtedness otherwise prohibited by provisions of this Agreement."

              2. As a condition of Bank entering into this Amendment, Thomas W. Itin shall provide an additional guaranty of $1,000,000.00 of the indebtedness of Borrower, which shall be released by Bank upon the expiration of the period specified in Section 1. and the

3 -      FOURTH AMENDMENT TO AMENDED AND RESTATED LOAN AGREEMENT
         DGE\WCI\WCI4AMND.DOC\EXH10.1(d)
reduction of the maximum amount of the Revolving Loan and repayment of any amount in excess of such reduced maximum amount.

              3. Bank is not obligated to consent to any acquisitions by Borrower under Section 6.5 of the Agreement at any time, and Bank shall not consent to any new acquisitions by Borrower until the maximum amount of the Revolving Loan is reduced in accordance with the provisions of Section 1. of the Agreement.

              4. Except as herein amended, each and all of the terms and provisions of the Agreement shall be and remain in full force and effect during the term thereof.

              IN  WITNESS  WHEREOF,   the  parties  hereto  have  executed  this
Amendment to the Agreement, in duplicate, as of the date first hereinabove written.

         UNDER OREGON LAW, MOST AGREEMENTS, PROMISES AND COMMITMENTS MADE BY THE BANK AFTER OCTOBER 3, 1989, CONCERNING LOANS AND OTHER CREDIT EXTENSIONS WHICH ARE NOT FOR PERSONAL, FAMILY OR HOUSEHOLD PURPOSES OR SECURED SOLELY BY THE BORROWER'S RESIDENCE MUST BE IN WRITING, EXPRESS CONSIDERATION AND BE SIGNED BY THE BANK TO BE ENFORCEABLE.

              Borrower hereby acknowledges receipt of a copy of this Amendment.

WILLIAMS CONTROLS, INC.                          FIRST INTERSTATE BANK OF
                                                       OREGON, N.A.


By                                                By
  ---------------------                              ---------------------------

Title                                             Title
     ------------------                                -------------------------

4 -      FOURTH AMENDMENT TO AMENDED AND RESTATED LOAN AGREEMENT
         DGE\WCI\WCI4AMND.DOC\EXH10.1(d)

EXHIBIT 10.1(e)

             FIFTH AMENDMENT TO AMENDED AND RESTATED LOAN AGREEMENT


              THIS AMENDMENT TO AMENDED AND RESTATED LOAN AGREEMENT, made and entered into as of the 28th day of April 1995, by and between FIRST INTERSTATE BANK OF OREGON, N.A. (hereinafter referred to as "Bank"), and WILLIAMS CONTROLS, INC., a Delaware corporation with its chief executive office at 14100 S.W. 72nd Avenue, Portland, Oregon 97224 (hereinafter referred to as "Borrower").


                                   RECITALS:

         A. The parties entered into an amended and restated loan agreement dated as of January 17, 1995, which was subsequently amended by various amendments, the latest of which is numbered "Fourth" and is dated the 14th day of April, 1995 (hereinafter collectively referred to as the "Agreement"), and the parties now desire to amend the Agreement as hereinafter provided. Capitalized terms not otherwise defined herein shall have the meanings assigned to them in the Agreement.



              NOW, THEREFORE, the parties mutually agree as follows:

              1. The Agreement is hereby amended to provide:


                   (a) Section 6.9 of the Agreement is hereby deleted and in place thereof the following new Section 6.9 is inserted:

                   "6.9 Debt Service Coverage Ratio. Permit the ratio of consolidated net income plus consolidated depreciation and consolidated interest expense to consolidated scheduled maturities of long-term debt (including consolidated capital leases) plus consolidated interest expense and consolidated dividends (subject to Section 6.10) to be less than 2.0 to 1.0, measured quarterly on a twelve (12) month rolling average basis, provided Borrower shall only use fifty percent (50%) of the net income of HWI and WACCAMAW WHEEL WILLIAMS, INC. ("WWWl"), and one hundred percent (100%) of the interest expense of HWI and WWWI (and not any depreciation) in the numerator of this ratio."

              2. Except as herein amended, each and all of the terms and provisions of the Agreement shall be and remain in full force and effect during the term thereof.

              IN  WITNESS  WHEREOF,   the  parties  hereto  have  executed  this
Amendment to the Agreement, in duplicate, as of the date first hereinabove written.

         UNDER OREGON LAW. MOST AGREEMENTS. PROMISES AND

1 -      FIFTH AMENDMENT TO AMENDED AND RESTATED LOAN AGREEMENT
         DGE\WCI \WCI5AMND.DOC\EXH10.1(e)

         COMMITMENTS MADF BY THE BANK AFTER OCTOBER 3. 1989. CONCERNING LOANS AND OTHER CREDIT EXTENSIONS WHICH ARE NOT FOR PERSONAL. FAMILY OR HOUSEHOLD PURPOSES OR SECURED SOLELY BY THE BORROWER'S RESIDENCE MUST BE IN WRITING. EXPRESS CONSIDERATION AND BE SIGNED BY THE BANK TO BE ENFORCEABLE.

         Borrower hereby acknowledges receipt ofa copy of this Amendment.


WILLIAMS CONTROLS, INC.                              FIRST INTERSTATE BANK OF
                                                           OREGON, N.A.


By                                                   By
  --------------------                                 -------------------------

Title:                                               Title:







2 -      FIFTH AMENDMENT TO AMENDED AND RESTATED LOAN AGREEMENT
         DGE\WCI \WCI5AMND.DOC\EXH10.1(e)

EXHIBIT 10.1(f)

                              AMENDED AND RESTATED

                       CONTINUING UNCONDITIONAL GUARANTY
                               (WITH ARBITRATION)



DATED ______ __, 1995                                        at Portland, Oregon

WILLIAMS CONTROLS, INC. ("DEBTOR")

_____________________ ("GUARANTOR")

PRINCIPAL   AMOUNT  OF  THIS   GUARANTY   Three   Million  and  No/100   Dollars
($3,000,000.00)

                                    RECITALS

A. Guarantor executed a continuing unconditional guaranty in favor of Bank in the principal amount of $21,000,000.00 on January 17, 1995.

B. Guarantor is obtaining a loan in the approximate amount of $1,000,000.00 from Southern National Bank of South Carolina ("SNB Loan" and "SNB", respectively).

C. SNB has required that Guarantor's guaranty be reduced to $3,000,000.00 as a condition of the SNB Loan, to which Bank and the affilliated corporations of Guarantor executing this amended and restated continuing unconditional guaranty have agreed.

The Parties hereby agree as follows:

                  IN CONSIDERATION of the granting of credit to the above-named Debtor by FIRST INTERSTATE BANK OF OREGON, N.A. (hereinafter called "Bank") or the extension of time for the payment of any Indebtedness of Debtor to Bank, and for other good and valuable consideration, Guarantor does hereby unconditionally guarantee to Bank, its successors and assigns, payment, on demand, in lawful money of the United States of America, of any and all Indebtedness of Debtor to Bank. Guarantor agrees that upon any default of Debtor in payment of Debtor's Indebtedness to Bank or any part thereof, Guarantor will pay to Bank, upon demand, the entire amount of the Indebtedness of Debtor to the full extent of this Guaranty without any obligation on the part of Bank to endeavor to collect such Indebtedness from or proceed against Debtor or any surety, endorser or other guarantor or to liquidate any collateral then held by Bank securing payment of such Indebtedness.

Page 1 - Guaranty
         DGE\WCI\WCIHWamd.GTY\EXH10.1(f)

                  1. Maximum Liability. The liability of Guarantor under this guaranty shall not exceed the Principal Amount set forth above, plus interest, and any costs, including attorney fees, that may be incurred in enforcing the payment of the Indebtedness of Debtor or in connection with the collection or sale of any collateral held by the Bank securing payment of such Indebtedness whether or not suit or action is instituted.

                  2. "Indebtedness" defined. The word Indebtedness is used herein in its most comprehensive sense and means any and all indebtedness of every kind and nature for which Debtor may now be indebted or may in the future become indebted to Bank however that indebtedness may be evidenced, whether incurred voluntarily or involuntarily, in whatever form it may be, and at whatever time it may be created, whether that indebtedness or any part of it is evidenced by a promissory note or notes, by contract or agreement (whether express or implied), overdraft, bank credit card debt or any other manner or form whatsoever, and whether the liability of Debtor is primary, secondary or contingent.

                  3. Obligations of and Payments by Debtor. The Principal Amount of this Guaranty shall not operate as a restriction upon the amount of the Indebtedness of Debtor to Bank, either in the aggregate or at any one time. Bank shall have and is hereby given the right and privilege to apply all sums of money or property which it may receive from Debtor, by setoff, or for Debtor's benefit, to the reduction or payment of any Indebtedness of Debtor in excess of the amount covered by this Guaranty, before any such amounts need be applied to the reduction of the liability of Guarantor created by virtue of this Guaranty.

                  4. Bank's Rights in Dealing with Debtor. Guarantor consents to any and all interest rate changes and modifications of terms and extensions of time for the payment of Debtor's Indebtedness to Bank, or any part thereof, or any renewals or modifications of instruments evidencing the Indebtedness or relating to collateral or security for the Indebtedness. Guarantor authorizes Bank, without notice or demand and without affecting his liability hereunder, from time to time to renew, compromise, extend, accelerate or otherwise change the time for payment of, or otherwise change the terms of the Indebtedness or any part thereof. Bank may release any collateral given to Bank by Debtor, with or without substitution of new collateral, and Bank may release, agree not to sue, or choose not to proceed against the Debtor's sureties, endorsers or other guarantors without affecting the liability of Guarantor herein. Guarantor further waives: (a) presentment and demand for payment of any of the Indebtedness of Debtor; (b) protest and notice of dishonor or default with respect to any of the Indebtedness of Debtor; (c) all other notices to which he might otherwise be entitled, other than notice requirements under the Loan Agreement, Promissory Note and Pledge Agreement, entered into between Debtor and Bank; and (d) any demand for payment under this Guaranty.

                  5. Waiver of Acceptance of or Reliance on Guaranty. This Guaranty shall take effect when received by Bank without the necessity of any acceptance of the Guaranty

Page 2 - Guaranty
         DGE\WCI\WCIHWamd.GTY\EXH10.1(f)
by Bank or any reliance upon the Guaranty by Bank and Guarantor hereby waives any requirement of acceptance or reliance by Bank.

                  6. Bank's Rights in Dealing with Collateral of Debtor. On the nonpayment of the Indebtedness or any part thereof, or on the default of Debtor in any other particular, Bank may, at its option and without in any manner affecting the liability of Guarantor herein, do any of the following: (a) choose not to endeavor to realize upon or liquidate any collateral then held by Bank;
(b) sell at public or private sale, at such time and place, for such price, by such method or manner and upon such terms as it may deem reasonable, any collateral now or hereafter held by it; and (c) negotiate and compromise with Debtor, or any person, firm or corporation liable upon any collateral now or hereafter held by it. Guarantor further waives any right to notice of sale of collateral by Bank whether by public or private sale and further waives the right to object to the method, manner, time, place and terms of the sale of collateral or the collection of or realization on Debtor's accounts or general intangibles by Bank.

                  7. Effect of Certain Events. Without limiting the generality of any other provisions hereof, this Guaranty shall remain in full force and effect and shall not be in any way affected by nor shall Guarantor be exonerated or his liabilities and obligations discharged in whole or in part by any of the following events: (a) any merger, acquisition, consolidation or change in structure of Debtor or any sale, lease, transfer or other disposition of any or all of the assets or capital stock of Debtor; (b) any claim, defense, counterclaim or setoff which Debtor may have or assert; (c) any action by Bank which impairs collateral, including but not limited to any failure by Bank to perfect a security interest in any collateral or relating to Bank's custody and preservation of collateral; or (d) any action by Bank which limits or affects any rights of Guarantor to proceed against or seek recourse to any other guarantor, surety or endorser with respect to payments made by Guarantor pursuant to this Guaranty.

                  8. Subordination of Guarantor' Rights Against Debtor. In the event of payment by Guarantor to Bank of any amount whatsoever and the resultant subrogation of Guarantor to the rights of Bank by reason of such payment or in the event Guarantor shall for any other reason acquire a claim against Debtor, the amount of the indebtedness of Debtor to Bank after the payment by Guarantor pursuant to this Guaranty shall have priority over any claim that Guarantor may have against Debtor, whether or not Debtor is at such time or thereafter becomes insolvent. Guarantor further expressly subordinates any claim Guarantor now has or in the future obtains against Debtor to any claim that Bank may have against Debtor at any time and for any reason.

                  9. Guarantor's Familiarity with Debtor. Guarantor hereby acknowledges that he is making this Guaranty at Debtor's request based solely on his familiarity with and independent investigation of Debtor's financial condition, affairs and circumstances and not

Page 3 - Guaranty
         DGE\WCI\WCIHWamd.GTY\EXH10.1(f)
in reliance upon any investigation or knowledge of Bank. Guarantor represents that he is fully aware of such conditions, affairs and circumstances and acknowledges that as between himself and Bank, he will have full responsibility to inform himself as to any changes in such condition, affairs and circumstances. Guarantor hereby waives any duty on the part of Bank, and acknowledges that he is not relying upon and is not expecting Bank, to disclose to him any fact now or hereafter known by Bank relating to such condition, affairs or circumstances.

                  10. Enforceability of Guaranty Not Conditional. The enforceability of this Guaranty is not conditioned upon any other person or entity also guarantying the payment of Debtor's Indebtedness to Bank or upon any other act to be performed by Bank or any other person or entity as a condition to the full enforceability of this Guaranty.

                  11. Duration of Guaranty. This Guaranty shall be an open and continuous one and shall continue in full force and effect until terminated by written notice of such termination delivered by Guarantor to Bank personally or by certified mail. In the event of such termination this Guaranty shall continue to remain in full force and effect with respect to the amount of Indebtedness covered by this Guaranty outstanding and owing from Debtor to Bank and all amounts which Bank has committed itself to lend to Debtor at the time such notice is received by Bank, including all renewals, extensions and refinancings of such amounts. If the Indebtedness or any part thereof is in the nature of revolving debt, the amount of said revolving debt covered by this Guaranty is the total aggregate amount owing as of the date of termination hereunder, plus interest, even though payments are received and applied by Bank and money is reborrowed by Debtor subsequent to the date of termination.

                  12. Requirement of Writing. Guarantor understands and agrees that this Guaranty cannot be waived, abandoned, terminated, released, or modified in any way by Bank except in writing signed by an authorized agent of Bank. Guarantor further understands and agrees that he cannot rely in any respect upon any oral statements or representations relating to this Guaranty and hereby warrants that he has not so relied.

                  13. Assignment of Guaranty. Bank may assign this Guaranty and its rights hereunder shall be enforceable by any assignee of the Indebtedness herein guarantied.

                  14. Not Affected by Bankruptcy Code. Guarantor agrees that this Guaranty shall remain in full force and effect notwithstanding any action by or against Bank or concerning any collateral which is secured to Bank in connection with the Indebtedness of Debtor in any proceeding in the United States Bankruptcy Court including, but not limited to: (a) matters relating to valuation of collateral; (b) election or imposition of secured or unsecured claim status upon claims by Bank; or (c) confirmation of any reorganization plan or other payment plan pursuant to any Chapter of the Bankruptcy Code. In the event any payment received upon this obligation and paid by any person or entity including Guarantor

Page 4 - Guaranty
         DGE\WCI\WCIHWamd.GTY\EXH10.1(f)
shall be deemed by final order of a court to have been a voidable preference under the bankruptcy laws of the United States, or a court otherwise declares that Bank is not entitled to retain any such payment for any reason, the obligation of Guarantor shall remain as an obligation due hereunder and shall not be considered as having been extinguished by said payment or payments notwithstanding any purported cancellation of this Guaranty by Bank or return of this Guaranty by Bank to Guarantor.

                  15. Existence of Other Guaranties. Guarantor's liability hereunder is several and is independent of any other guaranties given by Guarantor or any other party at any time with respect to all or any part of the Debtor's Indebtedness to Bank. Guarantor's liability hereunder may be enforced regardless of the existence of any such other guaranties. Such other guaranties, if any, also remain fully enforceable upon their own terms.

                  16. Bank's Right to Setoff. Bank shall have a general lien on and security interest in and a right of setoff against all property of the Guarantor now or hereafter in Bank's possession or on deposit with Bank, whether held in a general or special account, or for safekeeping or otherwise, and such lien, security interest and right of setoff may be enforced or exercised without demand upon or notice to Guarantor.

                  17. Attorney Fees Recoverable. In the event any arbitration, suit or action is instituted to enforce or interpret any of the terms of this Guaranty, including any action or participation in or in connection with a case or proceeding under any Chapter of the Bankruptcy Code or any successor statute, the prevailing party shall be entitled to such sum as the arbitrator or court may adjudge reasonable as attorney fees in such arbitration, suit, action or proceeding or upon any appeal from any judgment, order or decree entered therein. Whether or not any court action is involved, all reasonable attorney fees incurred by Bank that are necessary at any time in Bank's opinion for the protection of its interests or enforcement of its rights hereunder shall become a part of the indebtedness payable on demand.

                  18. Joint and Several Liability. The word "Guarantor" and the language of this Guaranty shall, where there is more than one Guarantor, be construed as plural and be binding jointly and severally upon all Guarantors. However, termination by a Guarantor pursuant to paragraph 11 shall not affect the liability of any other Guarantor hereunder.
Masculine pronouns include the feminine and neuter.

                  19. Severability. If any provision of this Guaranty is declared invalid by any court, the remaining provisions of the Guaranty shall not be affected thereby and shall remain fully enforceable.


Page 5 - Guaranty
         DGE\WCI\WCIHWamd.GTY\EXH10.1(f)

                  20. Death of Guarantor. The death of Guarantor shall not terminate liability hereunder and the Guaranty shall be binding upon Guarantor's heirs, devisees and personal representative. This Guaranty shall continue in full force and effect after Guarantor's death until terminated by a legal representative of Guarantor in accordance with paragraph 11.

                  21. Sole Agreement. This writing is intended by the parties as a final and complete expression of this Guaranty Agreement. No prior course of dealing between the parties, no usage of trade, and no oral or extrinsic evidence of any nature shall be used to supplement or modify any term.

                  22. Governing Law and Jurisdiction. This Guaranty shall be construed and enforced according to the laws of the State of Oregon without regard to the principle of conflicts of laws. Any suit or action in regard to or arising out of the terms or conditions of this Guaranty shall be litigated in the state or federal courts situated in the State of Oregon and Guarantor hereby submits to the jurisdiction of these courts.

                  23. FINANCIAL REPORTING. Guarantor hereby agrees to deliver to Bank, promptly upon receipt thereof and within one hundred twenty (120) days after close of the fiscal year of Guarantor the report of an independent public accountant satisfactory to the Bank representing the financial condition of Guarantor at the close of such fiscal year and the operations of Guarantor during such year prepared in accordance with generally accepted audit standards.


                  24. Arbitration Program

                           (a) Binding Arbitration. Upon the demand of any party
("Party/Parties"), to a Document (as defined below), whether made before or after the institution of any judicial proceeding, but limited to not more than sixty (60) days after service of a complaint, third party complaint, cross-claim or counterclaim or any answer thereto or any amendment to any of these pleadings, any Dispute (as defined below) shall be resolved by binding arbitration in accordance with the terms of the Arbitration Program defined in this paragraph 24. A "Dispute" shall include but is not limited to any action, dispute, claim or controversy of any kind, whether founded in contract, tort, Federal or State statutory or common law, equity, or otherwise, now existing or hereafter arising between any of the Parties arising out of, under, pertaining to or in connection with any agreement, document or instrument to which this Arbitration Program is attached or in which it appears or is referenced or any related agreements, documents, or instruments ("Documents"). Any Party who fails to submit to binding arbitration following a demand made under this paragraph by another Party shall bear all costs and expenses, including reasonable attorneys' fees (including those incurred in any trial, bankruptcy proceeding, or on appeal), incurred

Page 6 - Guaranty
                  DGE\WCI\WCIHWamd.GTY\EXH10.1(f)
by the other Party in obtaining a stay of any pending judicial proceeding or in obtaining an order compelling arbitration of any Dispute. The parties agree that any agreement, document or instrument which includes, attaches to or incorporates this Arbitration Program represents a transaction involving "commerce" as that term is used in the Federal Arbitration Act, ("FAA") Title 9 United States Code.

                           (b) Governing Rules.  Arbitrations conducted pursuant
to this Arbitration Program shall be administered by the American Arbitration Association ("AAA"), or other mutually agreeable administrator ("Administrator") in accordance with the Commercial Arbitration Rules of the AAA. The FAA shall govern any judicial proceedings, resolve any issue of arbitrability, and procedurally govern any arbitration related to this Arbitration Program. The arbitrator(s) shall resolve all Disputes in accordance with the applicable substantive law designated in the Documents. The Parties agree not to assert any claim for punitive damages or prejudgment interest except to the extent such remedies or provisions of law are specifically authorized by statute. Judgment upon any award rendered hereunder may be entered in any court of competent jurisdiction.

                           (c)  Preservation  of Remedies.  No provision of, nor
the exercise of any rights under, this arbitration clause shall limit any right any Party may have to: (1) foreclose against any real or personal property collateral or other security, or obtain a personal or deficiency award; (2) exercise self-help remedies (including repossession and setoff rights); or (3) obtain provisional or ancillary remedies such as injunctive relief, sequestration, attachment, replevin, garnishment, or the appointment of a receiver from a court having jurisdiction. Such rights can be exercised at any time except to the extent such action is contrary to a final arbitration award or decision where any such relief, or remedy could have been requested. The institution and maintenance of an action as described above shall not constitute a waiver of the right of any Party to submit the Dispute to arbitration, nor render inapplicable the compulsory arbitration provisions hereof. Any claim or Dispute related to exercise of any self-help, auxiliary or other rights under this subparagraph shall be a Dispute hereunder.

                           (d)  Arbitrator  Powers and  Qualifications;  Awards.
Notwithstanding any contrary provisions of the Commercial Arbitration Rules of the AAA, the Parties agree to select a neutral "qualified" arbitrator or a panel of three "qualified" arbitrators to resolve any Dispute hereunder. "Qualified" means a practicing attorney, with not less than ten (10) years practice in commercial law, licensed to practice in the state of the applicable substantive law designated in the Documents. A Dispute in which the claims or amounts in controversy do not exceed One Million and No/100 Dollars ($1,000,000.00), shall be decided by a single arbitrator. A single arbitrator shall have authority to render an award up to but not to exceed One Million and No/100 Dollars ($1,000,000.00) including all damages of any kind whatsoever (including, without limitation, any statutory or punitive damages authorized by this Arbitration Program), interest, costs, fees, attorneys' fees and

Page 7 - Guaranty
         DGE\WCI\WCIHWamd.GTY\EXH10.1(f)
expenses. Submission to a single arbitrator shall be a waiver of all Parties' claims to recover more than One Million and No/100 Dollars ($1,000,000.00). A Dispute involving claims or amounts in controversy exceeding One Million and No/100 Dollars ($1,000,000.00) shall be decided by a majority vote of a panel of three qualified arbitrators. If the Parties dispute the amount of the claim(s) and the resolution would impact the number of arbitrators, a single arbitrator shall be selected under this subparagraph and decide the amount of the claim(s) as a preliminary matter. The arbitrator(s) shall not have the power to award punitive or exemplary damages except where such damages are specifically provided for by statute upon which the award is based. The arbitrator(s) shall be empowered to, at the written request of any Party in any Dispute, (1)
consolidate in a single proceeding any multiple party claims that are substantially identical; (2) consolidate any claims and Disputes between other Parties which arise out of or relate to the subject matter hereof; and (3) administer multiple arbitration claims as class actions in accordance with Rule 23 of the Federal Rules of Civil Procedure. The arbitrator(s) shall be empowered to resolve any disputed issues of arbitrability, and other disputes regarding the terms of this Arbitration Program but shall have no power to change or alter the terms of this Arbitration Program. The prevailing Party in any Dispute shall be entitled to recover its reasonable attorneys' fees in any arbitration, and the arbitrator(s) shall have the power to award such fees.

                           (e)   Miscellaneous.   All  statutes  of   limitation
applicable to any Dispute shall apply to any proceeding in accordance with this Arbitration Program. The Parties agree, to the maximum extent practicable, to take any action necessary to conclude an arbitration hereunder within 180 days of the filing of a Dispute with the Administrator. The arbitrator(s) shall be empowered to impose sanctions for any Party's failure to proceed within the times established herein. Arbitrations shall be conducted in the state of Oregon, County of Multnomah. The provisions of this Arbitration Program shall survive any termination, amendment, or expiration hereof or of the Documents unless the Parties otherwise expressly agree in writing. Each Party agrees to keep all Disputes and arbitration proceedings strictly confidential, except for disclosures of information required in the ordinary course of business of the Parties or as required by applicable law or regulation. If any provision of this Arbitration Program is declared invalid by any court, the remaining provisions shall not be affected thereby and shall remain fully enforceable. The Parties understand they have decided that upon demand of any of them, their Disputes may be resolved by arbitration rather than in a court and once so decided cannot later be brought, filed, or pursued in court.

UNDER OREGON LAW, MOST AGREEMENTS, PROMISES AND COMMITMENTS MADE BY THE BANK AFTER OCTOBER 3, 1989, CONCERNING LOANS AND OTHER CREDIT EXTENSIONS WHICH ARE NOT FOR PERSONAL, FAMILY OR HOUSEHOLD PURPOSES OR SECURED SOLELY BY THE BORROWER'S RESIDENCE MUST BE IN WRITING, EXPRESS CONSIDERATION AND BE SIGNED

Page 8 - Guaranty
         DGE\WCI\WCIHWamd.GTY\EXH10.1(f)

BY THE BANK TO BE ENFORCEABLE. GUARANTOR ACKNOWLEDGES RECEIPT OF A COPY OF THIS GUARANTY.

                   I HAVE READ THIS GUARANTY. I UNDERSTAND THAT THIS GUARANTY IS EFFECTIVE UNTIL TERMINATED IN THE MANNER SET FORTH IN PARAGRAPH 11.


                                                _____________________(Guarantor)


                                                By _____________________________
                                                Title __________________________
                                                            Guarantor


ACKNOWLEDGED AND AGREED:

WILLIAMS CONTROLS, INC.


By ____________________________________
  Thomas W. Itin
  Chief Executive Officer and President

WILLIAMS CONTROLS INDUSTRIES, INC.

By ____________________________________
Title  ________________________________

KENCO WILLIAMS, INC.

By ____________________________________
Title  ________________________________

NESC WILLIAMS, INC.

By ____________________________________
Title  ________________________________

WILLIAMS TECHNOLOGIES, INC.


Page 9 - Guaranty
         DGE\WCI\WCIHWamd.GTY\EXH10.1(f)

By ____________________________________
Title  ________________________________


WILLIAMS AUTOMOTIVE, INC.

By ____________________________________
Title  ________________________________

WILLIAMS WORLD TRADE, INC.

By ____________________________________
Title  ________________________________



WILLIAMS INTERNATIONAL,  INC

By ____________________________________
Title  ________________________________


WACCAMAW WHEEL WILLIAMS, INC.

By ____________________________________
Title  ________________________________


Page 10 - Guaranty
          DGE\WCI\WCIHWamd.GTY\EXH10.1(f)

EXHIBIT 10.1(g)

                       CONTINUING UNCONDITIONAL GUARANTY
                               (WITH ARBITRATION)



DATED April 14, 1995                                         at Portland, Oregon

WILLIAMS CONTROLS, INC. ("DEBTOR")

THOMAS W. ITIN ("GUARANTOR")

PRINCIPAL AMOUNT OF THIS GUARANTY One Million and No/100 Dollars
($1,000,000.00)

THIS GUARANTY IS GIVEN IN ADDITION TO THE GUARANTY GIVEN BY GUARANTOR ON JANUARY 17, 1995, AND NOT IN LIEU THEREOF.


                  IN CONSIDERATION of FIRST INTERSTATE BANK OF OREGON, N.A. (hereinafter called "Bank") entering into the Fourth Amendment of Amended an Restated Loan Agreement, of even date with this guaranty, and for other good and valuable consideration, Guarantor does hereby unconditionally guarantee to Bank, its successors and assigns, payment, on demand, in lawful money of the United States of America, of any and all Indebtedness of Debtor to Bank. Guarantor agrees that upon any default of Debtor in payment of Debtor's Indebtedness to Bank or any part thereof, Guarantor will pay to Bank, upon demand, the entire amount of the Indebtedness of Debtor to the full extent of this Guaranty without any obligation on the part of Bank to endeavor to collect such Indebtedness from or proceed against Debtor or any surety, endorser or other guarantor or to liquidate any collateral then held by Bank securing payment of such Indebtedness.

                  1. Maximum Liability. The liability of Guarantor under this guaranty shall not exceed the Principal Amount set forth above, plus interest, and any costs, including attorney fees, that may be incurred in enforcing the payment of the Indebtedness of Debtor or in connection with the collection or sale of any collateral held by the Bank securing payment of such Indebtedness whether or not suit or action is instituted.

                  2. "Indebtedness" defined. The word Indebtedness is used herein in its most comprehensive sense and means any and all indebtedness of every kind and nature for which Debtor may now be indebted or may in the future become indebted to Bank however that indebtedness may be evidenced, whether incurred voluntarily or involuntarily, in whatever form it may be, and at whatever time it

Page 1 - Guaranty
         DGE\WCI\WCI2ITIN.GTY\EXH10.1(g)
may be created, whether that indebtedness or any part of it is evidenced by a promissory note or notes, by contract or agreement (whether express or implied), overdraft, bank credit card debt or any other manner or form whatsoever, and whether the liability of Debtor is primary, secondary or contingent.

                  3. Obligations of and Payments by Debtor. The Principal Amount of this Guaranty shall not operate as a restriction upon the amount of the Indebtedness of Debtor to Bank, either in the aggregate or at any one time. Bank shall have and is hereby given the right and privilege to apply all sums of money or property which it may receive from Debtor, by setoff, or for Debtor's benefit, to the reduction or payment of any Indebtedness of Debtor in excess of the amount covered by this Guaranty, before any such amounts need be applied to the reduction of the liability of Guarantor created by virtue of this Guaranty.

                  4. Bank's Rights in Dealing with Debtor. Guarantor consents to any and all interest rate changes and modifications of terms and extensions of time for the payment of Debtor's Indebtedness to Bank, or any part thereof, or any renewals or modifications of instruments evidencing the Indebtedness or relating to collateral or security for the Indebtedness. Guarantor authorizes Bank, without notice or demand and without affecting his liability hereunder, from time to time to renew, compromise, extend, accelerate or otherwise change the time for payment of, or otherwise change the terms of the Indebtedness or any part thereof. Bank may release any collateral given to Bank by Debtor, with or without substitution of new collateral, and Bank may release, agree not to sue, or choose not to proceed against the Debtor's sureties, endorsers or other guarantors without affecting the liability of Guarantor herein. Guarantor further waives: (a) presentment and demand for payment of any of the Indebtedness of Debtor; (b) protest and notice of dishonor or default with respect to any of the Indebtedness of Debtor; (c) all other notices to which he might otherwise be entitled, other than notice requirements under the Loan Agreement, Promissory Note and Pledge Agreement, entered into between Debtor and Bank; and (d) any demand for payment under this Guaranty.

                  5. Waiver of Acceptance of or Reliance on Guaranty. This Guaranty shall take effect when received by Bank without the necessity of any acceptance of the Guaranty by Bank or any reliance upon the Guaranty by Bank and Guarantor hereby waives any requirement of acceptance or reliance by Bank.

                  6. Bank's Rights in Dealing with Collateral of Debtor. On the nonpayment of the Indebtedness or any part thereof, or on the default of Debtor in any other particular, Bank may, at its option and without in any manner affecting the liability of

Page 2 - Guaranty
         DGE\WCI\WCI2ITIN.GTY\EXH10.1(g)

Guarantor herein, do any of the following: (a) choose not to endeavor to realize upon or liquidate any collateral then held by Bank; (b) sell at public or private sale, at such time and place, for such price, by such method or manner and upon such terms as it may deem reasonable, any collateral now or hereafter held by it; and (c) negotiate and compromise with Debtor, or any person, firm or corporation liable upon any collateral now or hereafter held by it. Guarantor further waives any right to notice of sale of collateral by Bank whether by public or private sale and further waives the right to object to the method, manner, time, place and terms of the sale of collateral or the collection of or realization on Debtor's accounts or general intangibles by Bank.

                  7. Effect of Certain Events. Without limiting the generality of any other provisions hereof, this Guaranty shall remain in full force and effect and shall not be in any way affected by nor shall Guarantor be exonerated or his liabilities and obligations discharged in whole or in part by any of the following events: (a) any merger, acquisition, consolidation or change in structure of Debtor or any sale, lease, transfer or other disposition of any or all of the assets or capital stock of Debtor; (b) any claim, defense, counterclaim or setoff which Debtor may have or assert; (c) any action by Bank which impairs collateral, including but not limited to any failure by Bank to perfect a security interest in any collateral or relating to Bank's custody and preservation of collateral; or (d) any action by Bank which limits or affects any rights of Guarantor to proceed against or seek recourse to any other guarantor, surety or endorser with respect to payments made by Guarantor pursuant to this Guaranty.

                  8. Subordination of Guarantor' Rights Against Debtor. In the event of payment by Guarantor to Bank of any amount whatsoever and the resultant subrogation of Guarantor to the rights of Bank by reason of such payment or in the event Guarantor shall for any other reason acquire a claim against Debtor, the amount of the indebtedness of Debtor to Bank after the payment by Guarantor pursuant to this Guaranty shall have priority over any claim that Guarantor may have against Debtor, whether or not Debtor is at such time or thereafter becomes insolvent. Guarantor further expressly subordinates any claim Guarantor now has or in the future obtains against Debtor to any claim that Bank may have against Debtor at any time and for any reason.

                  9. Guarantor's Familiarity with Debtor. Guarantor hereby acknowledges that he is making this Guaranty at Debtor's request based solely on his familiarity with and independent investigation of Debtor's financial condition, affairs and circumstances and not in reliance upon any investigation or knowledge of Bank. Guarantor represents that he is fully aware of such conditions, affairs and circumstances and acknowledges that

Page 3 - Guaranty
         DGE\WCI\WCI2ITIN.GTY\EXH10.1(g)
as between himself and Bank, he will have full responsibility to inform himself as to any changes in such condition, affairs and circumstances. Guarantor hereby waives any duty on the part of Bank, and acknowledges that he is not relying upon and is not expecting Bank, to disclose to him any fact now or hereafter known by Bank relating to such condition, affairs or circumstances.

                  10. Enforceability of Guaranty Not Conditional. The enforceability of this Guaranty is not conditioned upon any other person or entity also guarantying the payment of Debtor's Indebtedness to Bank or upon any other act to be performed by Bank or any other person or entity as a condition to the full enforceability of this Guaranty.

                  11. Duration of Guaranty. This Guaranty shall be an open and continuous one and shall continue in full force and effect until terminated by written notice of such termination delivered by Guarantor to Bank personally or by certified mail. In the event of such termination this Guaranty shall continue to remain in full force and effect with respect to the amount of Indebtedness covered by this Guaranty outstanding and owing from Debtor to Bank and all amounts which Bank has committed itself to lend to Debtor at the time such notice is received by Bank, including all renewals, extensions and refinancings of such amounts. If the Indebtedness or any part thereof is in the nature of revolving debt, the amount of said revolving debt covered by this Guaranty is the total aggregate amount owing as of the date of termination hereunder, plus interest, even though payments are received and applied by Bank and money is reborrowed by Debtor subsequent to the date of termination.

                  12. Requirement of Writing. Guarantor understands and agrees that this Guaranty cannot be waived, abandoned, terminated, released, or modified in any way by Bank except in writing signed by an authorized agent of Bank. Guarantor further understands and agrees that he cannot rely in any respect upon any oral statements or representations relating to this Guaranty and hereby warrants that he has not so relied.

                  13. [Deleted]

                  14. Not Affected by Bankruptcy Code. Guarantor agrees that this Guaranty shall remain in full force and effect notwithstanding any action by or against Bank or concerning any collateral which is secured to Bank in connection with the Indebtedness of Debtor in any proceeding in the United States Bankruptcy Court including, but not limited to: (a) matters relating to valuation of collateral; (b) election or imposition of secured or unsecured claim status upon claims by Bank; or (c) confirmation of any reorganization plan or other payment plan pursuant to any Chapter

Page 4 - Guaranty
         DGE\WCI\WCI2ITIN.GTY\EXH10.1(g)
of the Bankruptcy Code. In the event any payment received upon this obligation and paid by any person or entity including Guarantor shall be deemed by final order of a court to have been a voidable preference under the bankruptcy laws of the United States, or a court otherwise declares that Bank is not entitled to retain any such payment for any reason, the obligation of Guarantor shall remain as an obligation due hereunder and shall not be considered as having been extinguished by said payment or payments notwithstanding any purported cancellation of this Guaranty by Bank or return of this Guaranty by Bank to Guarantor.

                  15. Existence of Other Guaranties. Guarantor's liability hereunder is several and is independent of any other guaranties given by Guarantor or any other party at any time with respect to all or any part of the Debtor's Indebtedness to Bank. Guarantor's liability hereunder may be enforced regardless of the existence of any such other guaranties. Such other guaranties, if any, also remain fully enforceable upon their own terms.

                  16. Bank's Right to Setoff. Bank shall have a general lien on and security interest in and a right of setoff against all property of the Guarantor now or hereafter in Bank's possession or on deposit with Bank, whether held in a general or special account, or for safekeeping or otherwise, and such lien, security interest and right of setoff may be enforced or exercised without demand upon or notice to Guarantor.

                  17. Attorney Fees Recoverable. In the event any arbitration, suit or action is instituted to enforce or interpret any of the terms of this Guaranty, including any action or participation in or in connection with a case or proceeding under any Chapter of the Bankruptcy Code or any successor statute, the prevailing party shall be entitled to such sum as the arbitrator or court may adjudge reasonable as attorney fees in such arbitration, suit, action or proceeding or upon any appeal from any judgment, order or decree entered therein. Whether or not any court action is involved, all reasonable attorney fees incurred by Bank that are necessary at any time in Bank's opinion for the protection of its interests or enforcement of its rights hereunder shall become a part of the indebtedness payable on demand.

                  18. Joint and Several Liability. The word "Guarantor" and the language of this Guaranty shall, where there is more than one Guarantor, be construed as plural and be binding jointly and severally upon all Guarantors. However, termination by a Guarantor pursuant to paragraph 11 shall not affect the liability of any other Guarantor hereunder. Masculine pronouns include the feminine and neuter.

                  19. Severability. If any provision of this Guaranty is

Page 5 - Guaranty
         DGE\WCI\WCI2ITIN.GTY\EXH10.1(g)
declared invalid by any court, the remaining provisions of the Guaranty shall not be affected thereby and shall remain fully enforceable.

                  20. Death of Guarantor. The death of Guarantor shall not terminate liability hereunder and the Guaranty shall be binding upon Guarantor's heirs, devisees and personal representative. This Guaranty shall continue in full force and effect after Guarantor's death until terminated by a legal representative of Guarantor in accordance with paragraph 11.

                  21. Sole Agreement. This writing is intended by the parties as a final and complete expression of this Guaranty Agreement. No prior course of dealing between the parties, no usage of trade, and no oral or extrinsic evidence of any nature shall be used to supplement or modify any term.

                  22. Governing Law and Jurisdiction. This Guaranty shall be construed and enforced according to the laws of the State of Oregon without regard to the principle of conflicts of laws. Any suit or action in regard to or arising out of the terms or conditions of this Guaranty shall be litigated in the state or federal courts situated in the State of Oregon and Guarantor hereby submits to the jurisdiction of these courts.

                  23. FINANCIAL REPORTING. Guarantor hereby agrees to deliver to Bank, promptly upon receipt thereof and within one hundred twenty (120) days after close of the fiscal year of Guarantor the report of an independent public accountant satisfactory to the Bank representing the financial condition of Guarantor at the close of such fiscal year and the operations of Guarantor during such year prepared in accordance with generally accepted audit standards.


                  24. Arbitration Program

                           (a) Binding Arbitration. Upon the demand of any party
("Party/Parties"), to a Document (as defined below), whether made before or after the institution of any judicial proceeding, but limited to not more than sixty (60) days after service of a complaint, third party complaint, cross-claim or counterclaim or any answer thereto or any amendment to any of these pleadings, any Dispute (as defined below) shall be resolved by binding arbitration in accordance with the terms of the Arbitration Program defined in this paragraph 24. A "Dispute" shall include but is not limited to any action, dispute, claim or controversy of any kind, whether founded in contract, tort, Federal or State statutory or common law, equity, or otherwise, now existing or hereafter arising between any of the Parties arising out of, under, pertaining to or

Page 6 - Guaranty
                  DGE\WCI\WCI2ITIN.GTY\EXH10.1(g)
in connection with any agreement, document or instrument to which this Arbitration Program is attached or in which it appears or is referenced or any related agreements, documents, or instruments ("Documents"). Any Party who fails to submit to binding arbitration following a demand made under this paragraph by another Party shall bear all costs and expenses, including reasonable attorneys' fees (including those incurred in any trial, bankruptcy proceeding, or on appeal), incurred by the other Party in obtaining a stay of any pending judicial proceeding or in obtaining an order compelling arbitration of any Dispute. The parties agree that any agreement, document or instrument which includes, attaches to or incorporates this Arbitration Program represents a transaction involving "commerce" as that term is used in the Federal Arbitration Act, ("FAA") Title 9 United States Code.

                           (b) Governing Rules.  Arbitrations conducted pursuant
to this Arbitration Program shall be administered by the American Arbitration Association ("AAA"), or other mutually agreeable administrator ("Administrator") in accordance with the Commercial Arbitration Rules of the AAA. The FAA shall govern any judicial proceedings, resolve any issue of arbitrability, and procedurally govern any arbitration related to this Arbitration Program. The arbitrator(s) shall resolve all Disputes in accordance with the applicable substantive law designated in the Documents. The Parties agree not to assert any claim for punitive damages or prejudgment interest except to the extent such remedies or provisions of law are specifically authorized by statute. Judgment upon any award rendered hereunder may be entered in any court of competent jurisdiction.

                           (c) Preservation of Remedies.  No provision of, nor
the exercise of any rights under, this arbitration clause shall limit any right any Party may have to: (1) foreclose against any real or personal property collateral or other security, or obtain a personal or deficiency award; (2) exercise self-help remedies (including repossession and setoff rights); or (3) obtain provisional or ancillary remedies such as injunctive relief, sequestration, attachment, replevin, garnishment, or the appointment of a receiver from a court having jurisdiction. Such rights can be exercised at any time except to the extent such action is contrary to a final arbitration award or decision where any such relief, or remedy could have been requested. The institution and maintenance of an action as described above shall not constitute a waiver of the right of any Party to submit the Dispute to arbitration, nor render inapplicable the compulsory arbitration provisions hereof. Any claim or Dispute related to exercise of any self-help, auxiliary or other rights under this subparagraph shall be a Dispute hereunder.

                           (d) Arbitrator Powers and Qualifications; Awards.

Page 7 - Guaranty
         DGE\WCI\WCI2ITIN.GTY\EXH10.1(g)

Notwithstanding any contrary provisions of the Commercial Arbitration Rules of the AAA, the Parties agree to select a neutral "qualified" arbitrator or a panel of three "qualified" arbitrators to resolve any Dispute hereunder. "Qualified" means a practicing attorney, with not less than ten (10) years practice in commercial law, licensed to practice in the state of the applicable substantive law designated in the Documents. A Dispute in which the claims or amounts in controversy do not exceed One Million and No/100 Dollars ($1,000,000.00), shall be decided by a single arbitrator. A single arbitrator shall have authority to render an award up to but not to exceed One Million and No/100 Dollars ($1,000,000.00) including all damages of any kind whatsoever (including, without limitation, any statutory or punitive damages authorized by this Arbitration Program), interest, costs, fees, attorneys' fees and expenses. Submission to a single arbitrator shall be a waiver of all Parties' claims to recover more than One Million and No/100 Dollars ($1,000,000.00). A Dispute involving claims or amounts in controversy exceeding One Million and No/100 Dollars ($1,000,000.00) shall be decided by a majority vote of a panel of three qualified arbitrators. If the Parties dispute the amount of the claim(s) and the resolution would impact the number of arbitrators, a single arbitrator shall be selected under this subparagraph and decide the amount of the claim(s) as a preliminary matter. The arbitrator(s) shall not have the power to award punitive or exemplary damages except where such damages are specifically provided for by statute upon which the award is based. The arbitrator(s) shall be empowered to, at the written request of any Party in any Dispute, (1) consolidate in a single proceeding any multiple party claims that are substantially identical; (2) consolidate any claims and Disputes between other Parties which arise out of or relate to the subject matter hereof; and (3) administer multiple arbitration claims as class actions in accordance with Rule 23 of the Federal Rules of Civil Procedure. The arbitrator(s) shall be empowered to resolve any disputed issues of arbitrability, and other disputes regarding the terms of this Arbitration Program but shall have no power to change or alter the terms of this Arbitration Program. The prevailing Party in any Dispute shall be entitled to recover its reasonable attorneys' fees in any arbitration, and the arbitrator(s) shall have the power to award such fees.

                           (e)   Miscellaneous.   All  statutes  of   limitation
applicable to any Dispute shall apply to any proceeding in accordance with this Arbitration Program. The Parties agree, to the maximum extent practicable, to take any action necessary to conclude an arbitration hereunder within 180 days of the filing of a Dispute with the Administrator. The arbitrator(s) shall be empowered to impose sanctions for any Party's failure to proceed within the times established herein. Arbitrations shall be conducted in the state of Oregon, County of Multnomah. The

Page 8 - Guaranty
         DGE\WCI\WCI2ITIN.GTY\EXH10.1(g)
provisions of this Arbitration Program shall survive any termination, amendment, or expiration hereof or of the Documents unless the Parties otherwise expressly agree in writing. Each Party agrees to keep all Disputes and arbitration proceedings strictly confidential, except for disclosures of information required in the ordinary course of business of the Parties or as required by applicable law or regulation. If any provision of this Arbitration Program is declared invalid by any court, the remaining provisions shall not be affected thereby and shall remain fully enforceable. The Parties understand they have decided that upon demand of any of them, their Disputes may be resolved by arbitration rather than in a court and once so decided cannot later be brought, filed, or pursued in court.



UNDER OREGON LAW, MOST AGREEMENTS, PROMISES AND COMMITMENTS MADE BY THE BANK AFTER OCTOBER 3, 1989, CONCERNING LOANS AND OTHER CREDIT EXTENSIONS WHICH ARE NOT FOR PERSONAL, FAMILY OR HOUSEHOLD PURPOSES OR SECURED SOLELY BY THE BORROWER'S RESIDENCE MUST BE IN WRITING, EXPRESS CONSIDERATION AND BE SIGNED BY THE BANK TO BE ENFORCEABLE. GUARANTOR ACKNOWLEDGES RECEIPT OF A COPY OF THIS GUARANTY.

                   I HAVE READ THIS GUARANTY. I UNDERSTAND THAT THIS GUARANTY IS EFFECTIVE UNTIL TERMINATED IN THE MANNER SET FORTH IN PARAGRAPH 11.




                                                  __________________________
                                                  Thomas W. Itin,  Guarantor


Page 9 - Guaranty
         DGE\WCI\WCI2ITIN.GTY\EXH10.1(g)

EXHIBIT 10.2

                                    GUARANTY


         THIS GUARANTY is dated and delivered effective as of October 3, 1994, by Thomas W. Itin ("Itin"), for the benefit of Williams Controls, Inc. ("Williams") and Williams Controls Industries, Inc. ("WCII"), both Delaware corporations and their successors. Williams and WCII collectively are referred to herein as the "Company."

        A. Ajay Leisure Products, Inc. (the "Ajay subsidiary"), a wholly-owned subsidiary of Ajay Sports, Inc. ("Ajay") has executed and delivered to WCII a promissory note in the principal amount of $7,000,000 (the "Note") of even date herewith in connection with the loan made by WCII to the Ajay subsidiary under a Loan and Security Agreement dated May 5, 1994, as amended (the "Loan Agreement"). Unless the context requires otherwise, Ajay shall be deemed herein to refer to both the Ajay subsidiary and Ajay.

         B. In connection with a $7,000,000 line of credit provided by WCII to the Ajay subsidiary in May 1994, among other rights, Ajay granted to Williams certain options to purchase common stock under the Williams/Ajay Loan and Joint Venture Implementation
Agreement dated May 6, 1994 (the "JV Agreement").

         C. Itin is a director, executive officer and significant stockholder of Ajay.

         D. Williams is a party to an Amended and Restated Loan Agreement with First Interstate Bank of Oregon, N.A. (the "Bank") under which the Company borrowed a portion of the funds to loan to the Ajay subsidiary.

         E.       The Company has assigned the Note to the Bank.

         F. Itin has unconditionally guaranteed the Company's obligations to the Bank which it incurred in connection with its loan to the Ajay subsidiary (the "Bank Guaranty"), and the Ajay subsidiary's obligations to WCII (the "WCII Guaranty"). Under the Bank Guaranty and the WCII Guaranty, the maximum amount for which Itin is to be liable is not to exceed $7,000,000 in the aggregate.

         G. Itin is delivering this Guaranty in connection with Williams' exercise of stock options to purchase 4,111,647 shares (the "Shares") of Ajay common stock for an aggregate purchase price of $1,400,000, and in reliance on that certain letter dated March 2, 1995, a copy of which is attached.

         H. This Guaranty, when delivered, shall supersede the WCII Guaranty in all respects. Under the Bank Guaranty and this Guaranty, the maximum amount for which Itin is to be liable is not to exceed $8,400,000 in the aggregate.

1002AE64/EXH10.2

         NOW, THEREFORE, in consideration of the extension of credit by the Company to Ajay and for other good and valuable consideration the adequacy and receipt of which hereby is acknowledged, and intending to be legally bound, Itin hereby covenants and agrees with the Company as follows:

         1. The Guaranty. Except as otherwise provided in paragraph 2 below, Itin hereby absolutely and unconditionally guarantees to the Company the collection when due of all of Ajay's monetary obligations under the Note (including, without limitation, principal, interest and reasonable collection costs due to the Company under the Note) and the Market Value (as hereinafter defined) of the Shares at not less than $1,400,000 on the date, if any, that Itin first becomes obligated to perform under this Guaranty, all of the foregoing being hereinafter referred to as the "Guaranteed Obligations." For purposes of this Guaranty, "Market Value" shall mean the average closing bid price per share of the Ajay common stock as reported on the NASDAQ SmallCap Market or the OTC Bulletin Board, or if none, the National Quotation Bureau's "Pink Sheets."

         2. Limitation of Guaranty. The maximum amount of Guaranteed Obligations for which Itin shall be liable under this Guaranty and Itin's Bank Guaranty shall not exceed $8,400,000 in the aggregate.

         3. Continuing Guaranty. Except as otherwise provided herein, this Guaranty shall continue to be in force and be binding upon Itin until the Guaranteed Obligations have been paid in full. Itin shall be entitled to copies of all notices and demands of every kind and nature to which Ajay is entitled under the Note or other loan documents. If Ajay shall fail to pay any or all of the Guaranteed Obligations and an Event of Default (as such term is defined in the Note) shall occur, the Company shall give Itin written notice of such Event of Default and proceed to enforce this Guaranty.

         4. Application of Payments. Any payment made by Itin under this Guaranty shall be effective to reduce or discharge the liability of Itin hereunder without further notice of any kind.

         5. Termination. This Guaranty shall terminate (a) if the Company, without Itin's consent, amends, modifies or extends the Note, waives compliance by Ajay with any of the terms thereof or settles or compromises any of the Guaranteed Obligations whether or not any such action increases Itin's liability hereunder or (b) when all of the Guaranteed Obligations are paid in full and 95 days has elapsed since the date of full payment and no bankruptcy, insolvency or similar filing has occurred with respect to Ajay or Itin. Upon the occurrence of any such events, Williams will furnish Itin written cancellation of this Guaranty and will return the original of this Guaranty to Itin.


1002AE64/EXH10.2

         6. General Provisions.

              (a) No delay on the part of Williams in the exercise of any power or right shall operate as a waiver thereof, nor shall any single or partial exercise of any power or right preclude other or further exercise thereof or the exercise of any other power or right.

              (b) This Guaranty may not be assigned.

              (c) This Guaranty is made under and shall be governed by the laws of the State of Delaware.

         7. Notices. All notices and other communications hereunder shall be in writing and shall be deemed to have been given only if and when (a) personally delivered, or (b) three business days after mailing, postage prepaid, by certified mail, or (c) when delivered (and receipted for) by an overnight delivery service, addressed in each case as follows:

                      (i)    If to Williams or WCII to:

                             Thomas W. Itin, President
                             Williams Controls, Inc.
                             14100 SW 72nd Avenue
                             Portland, OR 97224
                             FAX NO (503) 684-9675

                      with a copy to:

                             Mary M. Maikoetter, Esq.
                             Friedlob Sanderson Raskin Paulson & Tourtillott 1400 Glenarm Place, Suite 300
                             Denver, CO 80202
                             FAX NO. (303) 595-3159

                      (ii)   If to Itin, to:

                             Thomas W. Itin
                             7001 Orchard Lake Road, Suite 424
                             West Bloomfield, MI 48322-3608
                             FAX NO. (810) 851-5651

                      with a copy to:

                             Thomas K. Ziegler, Esq.
                             7001 Orchard Lake Road, Suite 424
                             West Bloomfield, MI 48322-3608
                             FAX NO. (810) 851-5651

Persons entitled to notice hereunder may change the address for the giving of notices and communications to it or him, and/or copies

1002AE64/EXH10.2
thereof, by written notice to the other parties in conformity with the foregoing.

         IN WITNESS WHEREOF, Itin has caused this Guaranty to be executed as of the date first above written.

                                                   "ITIN"




                                                   -----------------------------
                                                   Thomas W. Itin


1002AE64/EXH10.2

                                 March 2, 1995

Thomas W. Itin
7001 Orchard Lake Road
Suite 424
West Bloomfield, MI  48322-3608

Dear Tom:

         In consideration of you ("Itin") agreeing to deliver the attached Guaranty ("Guaranty") dated as of October 3, 1994 in favor of Williams Controls, Inc. and Williams Controls Industries, Inc. (collectively, the "Company"), guaranteeing the indebtedness of Ajay Leisure Products, Inc. (the "Ajay subsidiary") to the Company in the maximum amount of up to $7,000,000 (the "Loan") and the Company's equity investment of $1,400,000 (the "Ajay Stock") in Ajay Sports, Inc. ("Ajay"), the Company hereby agrees as follows:

         1. Notwithstanding any provision in the Guaranty to the contrary, if the Ajay subsidiary defaults under the Loans, the Company first will proceed against the Ajay subsidiary and/or the collateral securing the Loan.

         2. If the Company seeks to enforce the Guaranty against Itin, it will assign to Itin any collateral under the Loan which has not been sold or otherwise disposed of in order to satisfy the Guaranteed Obligations (as defined in the Guaranty).

         3. To the extent Itin is required to make up any deficiency in the value of the Ajay Stock as provided under the Guaranty, the Company will assign and transfer to Itin a proportionate interest in the Ajay Stock.

         It is the intention of the Company that Itin will be called upon to satisfy the Guaranty only as a last resort after the Company has exhausted all other remedies available to it.

                                              WILLIAMS CONTROLS, INC.
                                              WILLIAMS CONTROLS INDUSTRIES, INC.


                                              By
                                                -------------------------------
                                                Dale J. Nelson, Chief Financial
                                                Officer

1002AE64/EXH10.2

EXHIBIT 10.3

                            WILLIAMS CONTROLS, INC.
                           1995 STOCK OPTION PLAN FOR
                             NON-EMPLOYEE DIRECTORS


         1. Purpose; Restrictions on Amount Available Under the Plan. This 1995 Formula Stock Option Plan (the "Plan") is intended to encourage stock ownership by directors of WILLIAMS CONTROLS, INC. (the "Corporation") who are not employees of the Corporation and thereby to induce qualified persons to be willing to serve in such capacity. It is intended that options granted under this Plan shall constitute "non-statutory stock options" ("Options").

         2. Definitions. As used in this Plan, the following words and phrases shall have the meanings indicated:

              (a) "Disability" shall mean a Recipient's inability to engage in any substantial gainful activity by reason of any medically determinable physical or mental impairment that can be expected to result in death or that has lasted or can be expected to last for a continuous period of not less than 12 months.

              (b) "Market Value" per share as of a particular date shall mean the last sale price of the Corporation's Common Stock as reported on a national securities exchange or on the NASDAQ National Market System or, if a last sale reporting quotation is not available for the Corporation's Common Stock, the average of the bid and asked prices of the Corporation's Common Stock as reported by NASDAQ or on the electronic bulletin board, or if not so reported, as listed in the National Quotation Bureau, Inc.'s "Pink Sheets" or, if such quotations are unavailable, the value determined by the Board in accordance with their discretion in making a bona fide, good faith determination of fair market value. Market Value shall be determined without regard to any restriction other than a restriction which, by its terms, will never lapse.

              (c) "Internal Revenue Code" shall mean the United States Internal Revenue Code of 1986, as amended from time to time (codified at Title 26 of the United States Code) (the "Internal Revenue Code"), and any successor legislation.

         3. Administration.

              (a) The Plan shall be administered by the Board of Directors (the "Board"), but this Plan is intended to be a "formula plan" as that term is defined in Rule 16b-3 under the Securities Exchange Act of 1934, as amended (the "1934 Act"). It is intended, therefore, that Options granted hereunder qualify as exempt purchases under Rule 16b-3 of the 1934 Act.

1002A75A/EXH10.3

              (b) The Board shall have the authority in its discretion, subject to and not inconsistent with the express provisions of the Plan, to administer the Plan and to exercise all the powers and authorities either specifically granted to it under the Plan or necessary or advisable in the administration of the Plan, including (without limitation) the authority to: determine who qualifies for the receipt of Options; to determine the purchase price of the shares of Common Stock covered by each Option pursuant to the formula (the "Option Price"); to interpret the Plan; to prescribe, amend and rescind rules and regulations relating to the Plan provided such actions are consistent with this Plan; and to make all other determinations deemed necessary or advisable for the administration of the Plan.

              (c) Because this Plan is intended to be a formula plan, Options granted under the Plan need not be evidenced by duly adopted resolutions of the Board.

              (d) The Board shall endeavor to administer the Plan and grant Options hereunder in a manner that is compatible with the obligations of persons subject to Section 16 of the 1934 Act, although compliance with Section 16 is the obligation of the Recipient, not the Corporation. Neither the Board nor the Corporation assumes any responsibility for a Recipient's compliance with his obligations under Section 16 of the 1934 Act.

              (e) No member of the Board shall be liable for any action taken or determination made in good faith with respect to the Plan or any Option granted hereunder.

         4. Eligibility. Only directors of the Corporation who are not employees of the Corporation are eligible to receive Options granted pursuant hereto. A Recipient shall be eligible to receive more than one grant of an Option during the term of the Plan, on the terms and subject to the restrictions herein set forth.

         5. Stock Reserved.

              (a) The stock subject to Options hereunder shall be shares of the Corporation's Common Stock, $.01 par value per share ("Common Stock"). Such shares may, in whole or in part, be authorized but unissued shares or shares that shall have been or that may be reacquired by the Corporation. The aggregate number of shares of Common Stock as to which Options may be granted from time to time under the Plan shall not exceed 200,000. The limitation established by the preceding sentences shall be subject to adjustment as provided in Section 6(g) hereof.

              (b) If any outstanding Option under the Plan for any reason expires or is terminated without having been exercised in full the shares of Common Stock allocable to the unexercised

1002A75A/EXH10.3
portion of such Option shall become available for subsequent grants of Options under the Plan, unless the Plan shall have been terminated.

         6. Terms and Conditions of Options. Each Option granted pursuant to the Plan shall be evidenced by a written Option Agreement between the Corporation and the Recipient, which agreement shall be substantially in the form of Exhibit "A" attached hereto as modified from time to time by the Board in its discretion, and which shall comply with and be subject to the following terms and conditions:

              (a) Grant. Each Recipient who is a director and not an employee of the Corporation on the date of the Corporation's annual (or special in lieu of annual) meeting of stockholders (the "Date of Grant") shall be automatically granted an Option to acquire 10,000 shares of Common Stock exercisable at the Option Price described in paragraph 6(c), exercisable for ten years from the Date of Grant, subject to the other terms and conditions hereof.

              (b) Vesting. Subject to earlier termination or acceleration as provided herein, each Option granted under this Plan is subject to the following vesting schedule: (i) 25% of the Option shall be exercisable on the Date of Grant; (ii) cumulatively an additional 25% of the Option shall become exercisable on the first anniversary of the Date of Grant; (ii) cumulatively an additional 25% of the Option shall become exercisable on the second anniversary of the Date of Grant; and (iii) cumulatively the remaining 25% of the Option shall become exercisable on the third anniversary of the Date of Grant.

              (c) Option Price. Options granted under this Plan will have an Option Price equal to 100% of the Market Price on the Date of Grant. The Option Price shall be subject to adjustment as provided in Section 6(g) hereof.

              (d) Method of Exercise and Medium and Time of Payment.

                   (i) An Option may be exercised, as to any or all whole shares of Common Stock as to which the Option has become exercisable.

                   (ii) Each exercise of an Option granted hereunder, whether in whole or in part, shall be by written notice to the Secretary of the Corporation designating the number of shares as to which the Option is exercised, and shall be accompanied by payment in full of the Option Price for the number of shares so designated, together with any written statements reasonably required by the Corporation in order to fulfill its obligations under any applicable securities laws.

1002A75A/EXH10.3

                   (iii) The Option Price shall be paid in cash, in shares of Common Stock having a market value equal to such Option Price or in property or in a combination of cash, shares and property, and (subject to approval of the Board of Directors) may be effected in whole or in part (A) with monies received from the Corporation at the time of exercise as a compensatory cash payment, or
(B) with monies borrowed from the Corporation pursuant to repayment terms and conditions as shall be determined from time to time by the Board, in its discretion, separately with respect to each exercise of Options and each Recipient; provided, however, that each such method and time for payment and each such borrowing and terms and conditions of repayment shall be permitted by and be in compliance with applicable law.

                   (iv) The Board of Directors shall have the sole and absolute discretion to determine whether or not property other than cash or Common Stock may be used to satisfy the Option Price and, if so, to determine the value of the property received.

              (e)  Termination.  Except as provided in this  Section 6(d) and in
Section 6(e) hereof, an Option may not be exercised unless the Recipient is then a director of the Corporation, and unless the Recipient has remained continuously as a director of the Corporation since the Date of Grant of the Option.

                   (i) If the Recipient ceases to be director of the Corporation because the Recipient resigned or declined to stand for reelection as a director, all Options of such Recipient that are exercisable at the time of such cessation shall terminate three months after the date of such cessation.

                   (ii) If the Recipient ceases to be a director of the Corporation because the Recipient is removed for cause, all Options granted to such Recipient but not thereto exercised shall terminate on the effective date of the Recipient's removal.

                   (iii) Nothing in the Plan or in any Option granted pursuant hereto shall confer upon an individual any right to continue as a director of the Corporation.

              (f) Death, Disability or Retirement of Recipient. If a Recipient shall die while a director of the Corporation or if the Recipient's directorship shall terminate by reason of Disability, all Options theretofore granted to such Recipient (whether or not otherwise exercisable; unless earlier terminated in accordance with their terms), may be exercised by the Recipient or by the Recipient's estate or by a person who acquired the right to exercise such Option by bequest or inheritance or otherwise by reason of the death or Disability of the Recipient, at any time within one year after the date of death or Disability of the Recipient.

                                      -4-
1002A75A/EXH10.3

              (g) Transferability Restriction. (i) Options granted under the Plan shall not be transferable other than by will or by the laws of descent and distribution or pursuant to a qualified domestic relations order as defined by the Internal Revenue Code or Title I of the Employee Retirement Income Security Act, or the rules thereunder. Options may be exercised, during the lifetime of the Recipient, only by the Recipient and thereafter only by his legal representative.

                   (ii) Any attempted sale, pledge, assignment, hypothecation or other transfer of an Option contrary to the provisions hereof and the levy of any execution, attachment or similar process upon an Option shall be null and void and without force or effect and shall result in termination of the Option.

                   (iii) (A) As a condition to the transfer of any shares of Common Stock issued upon exercise of an Option granted under this Plan, the Corporation may require an opinion of counsel, satisfactory to the Corporation, to the effect that such transfer will not be in violation of the Securities Act of 1933 or any other applicable securities laws or that such transfer has been registered under federal and all applicable state securities laws. (B) Further, the Corporation shall be authorized to refrain from delivering or transferring shares of Common Stock issued under this Plan until the Board of Directors determines that such delivery or transfer will not violate applicable securities laws and the Recipient has tendered to the Corporation any federal, state or local tax owed by the Recipient as a result of exercising the Option, or disposing of any Common Stock, when the Corporation has a legal liability to satisfy such tax. (C) The Corporation shall not be liable for damages due to delay in the delivery or issuance of any stock certificate for any reason whatsoever, including, but not limited to, a delay caused by listing requirements of any securities exchange or the National Association of Securities Dealers, or any registration requirements under the Securities Act of 1933, the 1934 Act, or under any other state or federal law, rule or regulation.
(D) The Corporation is under no obligation to take any action or incur any expense in order to register or qualify the delivery or transfer of shares of Common Stock under applicable securities laws or to perfect any exemption from such registration or qualification. (E) The Corporation will have no liability to any Recipient for refusing to deliver or transfer shares of Common Stock if such refusal is based upon the foregoing provisions of this Paragraph.

              (h) Effect of Certain Changes.

                   (i) If there is any change in the number of outstanding shares of Common Stock through the declaration of stock dividends, or through recapitalization resulting in stock splits, or combinations or exchanges of such shares, the number of shares

                                      -5-
1002A75A/EXH10.3
of Common Stock available for Options, the number of such shares covered by outstanding Options, and the price per share of such Options, shall be proportionately adjusted by the Board to reflect any increase or decrease in the number of issued shares of Common Stock; provided, however, that any fractional shares resulting from such adjustment shall be eliminated.

                   (ii) In the event of the proposed dissolution or liquidation of the Corporation, in the event of any corporate separation or division, including, but not limited to, split-up or spin-off, or in the event of a merger or consolidation of the Corporation with another corporation, the Board may provide that the holder of each Option then exercisable shall have the right to exercise such Option (at its then Option Price) solely for the kind and amount of shares of stock and other securities, property, cash or any combination thereof which would be receivable upon such dissolution, liquidation, or corporate separation or division, or merger or consolidation by a holder of the number of shares of Common Stock for which such Option might have been exercised immediately prior to such event; or the Board may provide, in the alternative, that each Option granted under the Plan shall terminate as of a date to be fixed by the Board; provided, however, that not less than 30 days' written notice of the date so fixed shall be given to each Recipient, who shall have the right, during the period of 30 days preceding such termination, to exercise the Options as to all or any part of the shares of Common Stock covered thereby, including shares as to which such Options would not otherwise be exercisable.

                   (iii) Paragraph (ii) of this Section 6(g) shall not apply to a merger or consolidation in which the Corporation is the surviving corporation and shares of Common Stock are not converted into or exchanged for stock, securities of any other corporation, cash or any other thing of value. Notwithstanding the preceding sentence, in case of any consolidation or merger of another corporation into the Corporation in which the Corporation is the surviving corporation and in which there is a reclassification or change (including a change which results in the right to receive cash or other property) of the shares of Common Stock (other than a change in par value, or from par value to no par value, or as a result of a subdivision or combination, but including any change in such shares into two or more classes or series of shares), the Board may provide that the holder of each Option then exercisable shall have the right to exercise such Option solely for the kind and amount of shares of stock and other securities (including those of any new direct or indirect parent of the Corporation), property, cash or any combination thereof receivable upon such reclassification, change, consolidation or merger by the holder of the number of shares of Common Stock for which such Option might have been exercised.

                                      -6-
1002A75A/EXH10.3

                   (iv) Notwithstanding paragraph (ii) of this Section 6(g), in the event of any merger or consolidation in which the Corporation is not the surviving corporation or any sale or transfer by the Corporation of all or substantially all its assets or any tender offer or exchange offer for or the acquisition, directly or indirectly, by any person or group of all or a majority of the then outstanding voting securities of the Corporation, all Options granted under the Plan shall become exercisable in full, notwithstanding any other provision of the Plan or of any outstanding Options granted thereunder, including provisions providing for staggered vesting of options, on and after
(i) the fifteenth day prior to the effective date of such merger, consolidation, sale, transfer or acquisition or (ii) the date of commencement of such tender offer or exchange offer, as the case may be. Notwithstanding the foregoing, in no event shall any Option be exercisable after the date of termination of the exercise period of such Option specified in Sections 6(d) or 6(e), as applicable.

                   (v) In the event of a change in the Common Stock of the Corporation as presently constituted, which is limited to a change of all of its authorized shares with par value into the same number of shares with a different par value or without par value, the shares resulting from any such change shall be deemed to be the Common Stock within the meaning of the Plan.

                   (vi) To the extent that the foregoing adjustments relate to stock or securities of the Corporation, such adjustments shall be made by the Board, whose determination in that respect shall be final, binding and conclusive.

                   (vi) Except as expressly provided in this Section 6(g), the Recipient shall have no rights by reason of any subdivision or consolidation of shares of stock of any class or the payment of any stock dividend or any other increase or decrease in the number of shares of stock of any class or by reason of any dissolution, liquidation, merger, consolidation or split-up or spin-off of assets or stock of another corporation; and any issue by the Corporation of shares of stock of any class, or securities convertible into shares of stock of any class, shall not affect, and no adjustment by reason thereof shall be made with respect to, the number or price of shares of Common Stock subject to the Option. The grant of an Option pursuant to the Plan shall not affect in any way the right or power of the Corporation to make adjustments, reclassifications, reorganizations or changes of its capital or business structure or to merge or to consolidate or to dissolve, liquidate or sell, or transfer all or part of its business or assets.

              (i) Rights as Shareholder - Non-Distributive Intent.


                                      -7-
1002A75A/EXH10.3

                   (i) Neither a person to whom an Option is granted, nor such person's legal representative, heir, legatee or distributee, shall be deemed to be the holder of, or to have any rights of a holder with respect to, any shares of Common Stock subject to such Option, until after the Option is exercised and the shares are issued to the person exercising such Option.

                   (ii) Upon exercise of an Option at a time when there is no registration statement in effect under the Securities Act of 1933 relating to the shares issuable upon exercise, shares may be issued to the Recipient only if the Recipient represents and warrants in writing to the Corporation that the shares purchased are being acquired for investment and not with a view to the distribution thereof. A form of subscription agreement is attached hereto as Exhibit B.

                   (iii) No shares shall be issued upon the exercise of an Option unless and until there shall have been compliance with any then applicable requirements of the Securities and Exchange Commission, or any other regulatory agency having jurisdiction over the Corporation.

                   (iv) No adjustment shall be made for dividends (ordinary or extraordinary, whether in cash, securities or other property) or distribution or other rights for which the record date is prior to the date such stock certificate is issued, except as provided in Section 6(g) hereof.

              (j) Other Provisions. Option Agreements authorized under the Plan shall contain such other provisions, including, without limitation, the imposition of restrictions upon the exercise of an Option, as the Board shall deem advisable.

         7. Agreement by Recipient Regarding Taxes.

              (a) Each Recipient agrees that the Corporation, to the extent permitted or required by law, shall deduct a sufficient number of shares due to the Recipient upon exercise of the Option to allow the Corporation to pay federal, state and local taxes of any kind required by law to be withheld upon the exercise of such Option from any payment of any kind otherwise due to the Recipient. The Corporation shall not be obligated to advise any Recipient of the existence of any tax or the amount which the Corporation will be so required to withhold.

              (b)  Each  Option   Recipient   must   acknowledge   the  possible
availability of an election under Section 83(b) of the Code, or any successor provision.

                                      -8-
1002A75A/EXH10.3

         8. Term of Plan. Options may be granted pursuant to the Plan from time to time within a period of ten years from the date the Plan is adopted by the Board.

         9. Amendment and Termination of the Plan.

              (a) (i) The Board at any time and from time to time may terminate, modify or amend the Plan;

                   (ii) provided, however, that any amendment that would: (A) materially increase the number of securities issuable under the Plan to persons who are subject to Section 16(a) of the 1934 Act; or (B) grant eligibility to a class of persons who are subject to Section 16(a) of the 1934 Act not included within the terms of the Plan prior to the amendment; (C) materially increase the benefits accruing under the Plan to persons who are subject to Section 16(a) of the 1934 Act; or (D) require shareholder approval under applicable state law, the rules and regulations of any national securities exchange on which the Corporation's securities then may be listed, the Internal Revenue Code or any other applicable law, shall be subject to the approval of the shareholders of the Corporation as provided in Section 10 hereof;

                   (iii) provided further that any such increase or modification that may result from adjustments authorized by Section 6(g) hereof or which are required for compliance with the 1934 Act, the Internal Revenue Code, the Employee Retirement Income Security Act of 1974, their rules or other laws or judicial order, shall not require approval of shareholders.

              (b) Except as provided in Section 6 hereof, no termination, modification or amendment of the Plan may adversely affect any Option previously granted, unless the written consent of the Recipient is obtained.

         10. Approval of Shareholders. The Plan shall take effect upon its adoption by the Board but shall be subject to approval at a duly called and held meeting of shareholders in conformance with the vote required by the Corporation's charter documents, resolution of the Board, any other applicable law and the rules and regulations thereunder, or the rules and regulations of any national securities exchange upon which the Corporation's Common Stock is listed and traded, each to the extent applicable. No Option granted prior to the approval of this Plan by the shareholders of the Corporation shall be effective until after such approval has been obtained.

         11. Assumption. The terms and conditions of any outstanding Options granted pursuant to this Plan shall be assumed by, be binding upon and inure to the benefit of any successor corporation to the Corporation and shall continue to be governed, to the extent
                                                                             -9-
1002A75A/EXH10.3
applicable, by the terms and conditions of this Plan. Such successor corporation shall not otherwise be obligated to assume this Plan.

         12. Termination of Right of Action. Every right of action arising out of or in connection with the Plan by or on behalf of the Corporation, or by any shareholder of the Corporation against any past, present or future member of the Board, or against any employee, or by an employee (past, present or future) against the Corporation, will, irrespective of the place where an action may be brought and irrespective of the place of residence of any such shareholder, director or employee, cease and be barred by the expiration of three years from the date of the act or omission in respect of which such right of action is alleged to have risen.

         13.  Adoption.

              (a) This  Plan was  approved  by the  Board  of  Directors  of the
Corporation on             , 1995.
               -------- ---

              (b) This Plan was approved by the  shareholders of the Corporation
at a meeting on            , 1995.
                ------- ---

                                                       WILLIAMS CONTROLS, INC.
                                                       (the Corporation)


                                                       By
                                                       Thomas W. Itin, President



                                      -10-
1002A75A/EXH10.3

                                                                     EXHIBIT "A"

                             STOCK OPTION AGREEMENT


         STOCK OPTION AGREEMENT made as of this --- day of -----, 199-, between WILLIAMS CONTROLS, INC., a Delaware corporation (the "Corporation"), and
- - - - ------------- (the "Recipient").

         In accordance with its 1995 Stock Option Plan for Non-Employee Directors (the "Plan") as adopted by the Board of Directors of the Corporation on ------- ---, 1995, the Corporation desires, in connection with the services of the Recipient, to provide the Recipient with an opportunity to acquire $.01 par value common stock (the "Common Stock") of the Corporation on favorable terms and thereby increase the Recipient's proprietary interest in the continued progress and success of the business of the Corporation.

         NOW, THEREFORE, in consideration of the premises, the mutual covenants herein set forth and other good and valuable consideration, the Corporation and the Recipient agree as follows:

         1. Confirmation of Grant of Option. Pursuant to the requirements of the Plan (but subject to shareholder approval of the Plan as required by Securities and Exchange Commission Rule 16b-3), and effective ____________ ___, 199__ (the "Date of Grant"), the Corporation, subject to the terms of the Plan and of this Agreement, confirms that the Recipient has been irrevocably granted on the Date of Grant, as a matter of separate inducement and agreement, and in addition to and not in lieu of salary or other compensation for services, a Non-Statutory Stock Option (the "Option") to purchase an aggregate of ______ shares of Common Stock on the terms and conditions herein set forth, subject to adjustment as provided in Section 8 hereof.

         2. Purchase Price. The purchase price of shares of Common Stock covered by the Option will be $_____ per share (the "Option Price") subject to adjustment as provided in Section 8 hereof.

         3. Exercise of Option. Except as otherwise provided in Section 6 of the Plan, the Option may be exercised in whole or part at any time during the term of the Option, provided, however, no Option shall be exercisable after the expiration of the term thereof, and no Option shall be exercisable unless the holder shall at the time of exercise have been an employee or director of or a consultant to the Corporation or of any subsidiary of the Corporation for a period of at least three months.

         The Option may be exercised, as provided in this Paragraph 3, by notice and payment to the Corporation as provided in Paragraph 10 hereof and Section 6(c) of the Plan.

1002A75A/EXH10.3

         4. Term of Option. The term of the Option will be through ________ ___, 199__, subject to earlier termination or cancellation as provided in this Agreement. Except as otherwise provided in Paragraph 7 hereof, the Option will not be exercisable unless the Recipient shall, at the time of exercise, be a director of the Corporation.

         The holder of the Option will not have any rights to dividends or any other rights of a shareholder with respect to any shares of Common Stock subject to the Option until such shares shall have been issued to him (as evidenced by the appropriate transfer agent of the Corporation) upon purchase of such shares through exercise of the Option.

         5. Transferability Restriction. The Option may not be assigned, transferred or otherwise disposed of, or pledged or hypothecated in any way (whether by operation of law or otherwise) otherwise than by will or the laws of descent and distribution, or pursuant to a qualified domestic relations order as defined by the Internal Revenue Code or Title I of the Employee Retirement Income Security Act, or the rules thereunder, and shall not be subject to execution, attachment, or other process. Any assignment, transfer, pledge, hypothecation or other disposition of the Option or any attempt to make any such levy of execution, attachment or other process will cause the Option to terminate immediately upon the happening of any such event, provided, however, that any such termination of the Option under the foregoing provisions of this Paragraph 5 will not prejudice any rights or remedies which the Corporation may have under this Agreement or otherwise.

         6. Exercise Upon Termination. The Recipient's rights to exercise this Option upon cessation as a director of the Corporation shall be as set forth in
Section 6(d) of the Plan.

         7. Death or Disability of Recipient. The Recipient's rights to exercise this Option upon death or Disability shall be as set forth in Section 6(e) of the Plan.

         8. Adjustments. The Option shall be subject to adjustment upon the occurrence of certain events as set forth in Section 6(g) of the Plan.

         9. No Registration Obligation. The Recipient understands that the Option is not registered under the Securities Act of 1933, as amended (the "Act") and that the Corporation has no obligation to register the shares of Common Stock subject thereto and issuable upon the exercise thereof under the Act. The Recipient represents that the Option is being acquired by him and that such shares of Common Stock will be acquired by him for investment and all certificates for the shares issued upon exercise of the Option will

                                      -2-
1002A75A/EXH10.3
bear the following legend unless such shares are registered under the Act prior to their issuance.

         The shares represented by this Certificate have not been registered under the Securities Act of 1933 (the "Act"), and are "restricted securities" as that term is defined in Rule 144 under the Act. The shares may not be offered for sale, sold or otherwise transferred except pursuant to an effective registration statement under the Act, the availability of which is to be established to the satisfaction of the Corporation.

         The Recipient further understands and agrees that the Option may only be exercised if, at the time of such exercise, the Recipient and the Corporation are able to establish the existence of an exemption from registration under the Act and applicable state laws, and both the Recipient and the Corporation agree to use their best efforts to attempt to establish such exemption.

         10. Notices. Each notice relating to this Agreement will be in writing and delivered in person or by certified mail to the proper address. All notices to the Corporation shall be addressed to it at its office at 14100 SW 72nd Avenue, Portland, Oregon 97224, Attn: Corporate Secretary. All notices to the Recipient or other person or persons then entitled to exercise the Option shall be addressed to the Recipient or such other person or Persons at the Recipient's address below specified. Anyone to whom a notice may be given under this Agreement may designate a new address by notice to that effect.

         11. Agreement by Recipient Regarding Taxes. The Recipient acknowledges the possible availability of an election under Section 83(b) of the Code and agrees to give the Corporation prompt written notice of any election made by such person under Section 83(b) of the Code, or any similar provision thereof.

         12. Section 16 Compliance. The Recipient acknowledges that it is solely responsible for filing all reports that may be required under Section 16 of the Securities Exchange Act of 1934, and that the filing of such reports is not the responsibility of the Corporation or the Committee, or any person thereof.

         13. Approval of Counsel. The exercise of the Option and the issuance and delivery of shares of Common Stock pursuant thereto shall be subject to approval by the Corporation's counsel of all legal matters in connection therewith, including compliance with the requirements of the Act, the Securities Exchange Act of 1934, as amended, applicable state securities laws, the rules and regulations thereunder, and the requirements of any stock exchange upon which the Common Stock may then be listed.


                                      -3-
1002A75A/EXH10.3

         14. Benefits of Agreement. This Agreement will inure to the benefit of and be binding upon each successor and assign of the Corporation. All obligations imposed upon the Recipient and all rights granted to the Corporation under this Agreement will be binding upon the Recipient's heirs, legal representatives and successors.

         15. Governmental and Other Regulations. The exercise of the Option and the Corporation's obligation to sell and deliver shares upon the exercise of rights to purchase shares is subject to all applicable federal and state laws, rules and regulations, and to such approvals by any regulatory or governmental agency which may, in the opinion of counsel for the Corporation, be required.

         16. Incorporation of the Plan. The Plan is attached hereto and incorporated herein by reference. In the event that any provision in this Agreement conflicts with a provision in the Plan, the Plan shall govern.

         IN WITNESS WHEREOF, the Corporation has caused this Agreement to be executed in its name by its President or a Vice President and the Recipient has executed this Agreement all as of the date first above written.

                                                  WILLIAMS CONTROLS, INC.


                                                  By___________________________
                                                    Thomas W. Itin, President

         The  undersigned   Recipient  understands  the  terms  of  this  Option
Agreement and the attached Plan and hereby agrees to comply therewith.


Date_________ ___, 199__                            ____________________________
                                                    Recipient: _________________
                                                    Tax ID Number:______________
                                                    Address:  __________________

1002A75A/EXH10.3

                                    FORM OF
                             SUBSCRIPTION AGREEMENT

         THE SECURITIES OF WILLIAMS CONTROLS, INC. BEING SUBSCRIBED FOR HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AND ARE RESTRICTED SECURITIES" AS THAT TERM IS DEFINED IN RULE 144 UNDER THE ACT. THE SECURITIES MAY NOT BE OFFERED FOR SALE, SOLD OR OTHERWISE TRANSFERRED EXCEPT PURSUANT TO AN EFFECTIVE REGISTRATION STATEMENT UNDER THE ACT, OR PURSUANT TO AN EXEMPTION FROM REGISTRATION UNDER THE ACT, THE AVAILABILITY OF WHICH IS TO BE ESTABLISHED TO THE SATISFACTION OF THE CORPORATION.

         IN MAKING AN INVESTMENT DECISION INVESTORS MUST RELY ON THEIR OWN EXAMINATION OF THE PERSON OR ENTITY CREATING THE SECURITIES AND THE TERMS OF THE OFFERING, INCLUDING THE MERITS AND RISKS INVOLVED. THESE SECURITIES HAVE NOT BEEN RECOMMENDED BY ANY FEDERAL OR STATE SECURITIES COMMISSION OR REGULATORY AUTHORITY. FURTHERMORE, THE FOREGOING AUTHORITIES HAVE NOT CONFIRMED THE ACCURACY OR DETERMINED THE ADEQUACY OR DETERMINED THE ADEQUACY OF THIS DOCUMENT. ANY REPRESENTATION TO THE CONTRARY IS A CRIMINAL OFFENSE.

         THESE SECURITIES ARE SUBJECT TO RESTRICTIONS ON TRANSFERABILITY AND RESALE AND MAY NOT BE TRANSFERRED OR RESOLD EXCEPT AS PERMITTED UNDER THE SECURITIES ACT OF 1933, AS AMENDED, AND THE APPLICABLE STATE SECURITIES LAWS, PURSUANT TO REGISTRATION OR EXEMPTION THEREFROM. INVESTORS SHOULD BE AWARE THAT THEY WILL BE REQUIRED TO BEAR THE FINANCIAL RISKS OF THIS INVESTMENT FOR AN INDEFINITE PERIOD OF TIME.

         This Subscription Agreement is entered for the purpose of the Undersigned acquiring _________ shares of the $.01 par value common stock (the "Securities") of WILLIAMS CONTROLS, INC., a Delaware corporation (the "Corporation") from the Corporation upon the exercise of an Option pursuant to the Williams Controls, Inc. 1995 Stock Option Plan for Non-Employee Directors (the "Plan"). It is understood that exercise of an Option at a time when no registration statement relating thereto is effective under the Securities Act of 1933, as amended (the "Securities Act") can not be completed until the Undersigned executes this Subscription Agreement and delivers it to the Corporation, and then such exercise is effective only in accordance with the terms of the Plan and this Subscription Agreement.

         In connection with the Undersigned's acquisition of the Securities, the Undersigned represents and warrants to the Corporation as follows:

         1. The Undersigned is a director of the Corporation and has access to financial and other information which he may deem relevant to make an investment decision regarding the acquisition of the Securities.

         2. The Securities are being acquired by the Undersigned for his own account and not on behalf of any other person or entity. The Undersigned's present financial condition is such that it is unlikely that it would be necessary for the Undersigned to dispose of any portion of the Securities in the foreseeable future.

         3. The Undersigned understands that the Securities being acquired hereby have not been registered under the Securities Act or any state or foreign securities laws, and are and will continue to be restricted securities within the meaning of Rule 144 of the General Rules and Regulations under the Securities Act and applicable state statutes, and consents to the placement of an appropriate restrictive legend or legends on any certificates evidencing the Securities and any certificates issued in replacement or exchange therefor and acknowledges that the Corporation will cause its stock transfer records to note such restrictions.

         4. By the Undersigned's execution below, it is acknowledged and understood that the Corporation is relying upon the accuracy and completeness hereof in complying with certain obligations under applicable securities laws.

         5.  This   Agreement   binds  and   inures  to  the   benefit   of  the
representatives, successors and permitted assigns of the respective parties hereto.


                                                   (Undersigned)



_____________ ___, 19__                             ____________________________
                                                    Recipient: _________________
                                                    Tax ID Number:______________
                                                    Address:  __________________



                                      -2-
1002A75A/EXH10.3

EXHIBIT 10.4

                                 April 3, 1995



Robert R. Hebard
Ajay Sports, Inc.
7001 Orchard Lake Road, Suite 424
West Bloomfield, MI  48322-3608

RE:      Williams/Ajay J.V. Agreement - Proposed Modifications

Dear Rick:

         The Boards of Directors of Williams Controls, Inc. ("Williams") and Williams Controls Industries, Inc. ("WCII") considered the March 21, 1995 letter proposal (the "Letter Proposal") of Ajay Sports, Inc. ("Ajay") at a joint meeting held on Friday, March 24, 1995. For purposes of this letter, Williams and WCII are referred to collectively as the "Company." As previously conveyed to Ajay, the Company would like to do whatever is prudent in order not to impede Ajay from proceeding with its proposed public offering of preferred stock and other alternative financing arrangements.

         This letter confirms that the Company has agreed to the terms contained in the Letter Proposal, a copy of which is attached hereto, provided that Ajay agrees to the following additional terms:

         1. The last sentence in Paragraph 6 of the Letter Proposal shall be revised to reflect that the terms of the Williams/Ajay Loan and Joint Venture Implementation Agreement, other than the terms related to the stock options, shall be extended to August 1, 2002. The expiration date of the stock options shall be as contemplated in the first sentence in Paragraph 6 of the Letter Proposal.

         2. The Company will extend the due date of the Loan from May 5, 1995 to February 1, 1996; provided, however, commencing August 1, 1995, the maximum amount which may be borrowed by Ajay under the line of credit shall be reduced to $5,600,000 and the outstanding balance of the Loan at any time thereafter shall not exceed $5,600,000.

1002B264/EXH10.4

Robert R. Hebard
Ajay Sports, Inc.
April 3, 1995
Page 2


         3. The  Company's  extension of the due date of the Loan as provided in
Section 2 hereof will not have the effect of extending the revised vesting provisions of the stock options referenced in Paragraphs 3 - 5 of the Letter Proposal beyond the August 1, 1995 date referenced therein.

         If the Letter Proposal as revised hereby is acceptable to Ajay, please sign below indicating concurrence and return one signed copy to my attention.

                                                         Sincerely,



                                                         Dale J. Nelson
                                                         Chief Financial Officer


         As evidenced by the undersigned signature of its duly authorized officer, Ajay hereby agrees to the terms of the Letter Proposal as revised by this letter, all as of this ____ day of April, 1995.

                                                               AJAY SPORTS, INC.



                                                 By_____________________________

                                                   _____________________________
                                                   (Print Name Here)

                                                   _____________________________
                                                   (Title)

1002B264/EXH10.4

March 21, 1995


Board of Directors
WILLIAMS CONTROLS, INC.
14100 SW 72nd Avenue
Portland, OR 97224

                                           Re:      Williams/Ajay J.V. Agreement
                                                    Proposed Modifications

Gentlemen:

Reference is made to my letter to Stanley V. Intihar dated February 9, 1995 regarding the proposal by Ajay Sports, Inc. ("Ajay") to amend in certain respects the stock options granted to Williams Controls, Inc. ("Williams") under the above-referenced agreement. It is Ajay's understanding that the Board of Directors of Williams has considered this proposal and, although it desires not to hinder the efforts of Ajay to complete its proposed underwriting or otherwise refinance the loan (the "Loan") made by Williams Controls Industries, Inc. ("WCII") to Ajay Leisure Products, Inc. (the "Ajay subsidiary"), it has determined that Ajay's initial proposal was not acceptable for reasons which have been discussed with the management of Ajay.

In light of the position of the Williams Board of Directors and Ajay's desire to proceed with its underwriting, Ajay hereby submits this revised proposal:

         1. Williams shall waive its preemptive right to maintain its proportionate share of Ajay common stock following any new issuances; however, if Ajay does not close on its proposed publicly underwritten preferred stock offering, substantially on the terms presented to Williams, by May 31, 1995, Williams' preemptive right shall be reinstated automatically and without taking any further action. Williams will not unreasonably withhold its written consent for up to two 60-day extensions' provided that Ajay demonstrates that it actively is pursuing the preferred stock offering.

         2. Concurrently with Ajay's efforts to effect a preferred stock offering as referenced above, Ajay shall use its best efforts to arrange for a commitment for additional financing through an institutional lender or bank for the purpose of repaying the outstanding balance under the Ajay subsidiary's line of credit from WCII, and obtaining any additional working capital that may be needed by Ajay and the Ajay subsidiary.

Board of Directors
WILLIAMS CONTROLS, INC.
March 21, 1995
Page 2



         3. Sections B1, B5 and B6 of the above referenced Joint Venture Agreement make reference to the date of May 5, 1995 for (1) the repayment of the Loan, and (2) the full vesting of stock options granted in the Agreement. Williams agrees to extend such date, for the two purposes described in this paragraph, to August 1, 1995.

         4. If the Loan is repaid in full on or before August 1, 1995, Williams will forfeit its right to purchase 1,394,979 shares of Ajay common stock for $1.00 per share in consideration of Ajay granting Williams a new right to purchase 348,745 shares of Ajay common stock for $.50 per share.

         5. If the Loan is not fully repaid on or before August 1, 1995, the options granted to Williams under the Williams/Ajay J.V. Agreement which would originally vest on May 6, 1995, shall vest on August 2, 1995, and automatically shall be repriced at $.50 per share, unless such options have a current exercise price of less than $.50, in which case such options will retain their current price; provided, however, that the exercisability of said options shall be subject to an increase in the authorized capital of Ajay by the Ajay shareholders. Ajay will use its best efforts to obtain shareholder approval of an increase in authorized capital to fulfill Ajay's obligations under this option.

         6. The expiration date of all outstanding options granted to Williams under the Agreement, whether or modified as contemplated herein, will be extended from May 5, 1998 to the later of August 1, 1999 or two years from the date of Ajay shareholder approval of an increase in authorized capital. The remaining terms of the Agreement shall also be extended to expire August 1, 1999.

         7. WCII will waive certain loan covenant violations by the Ajay subsidiary and will review and amend the terms of the Loan and Security Agreement dated May 5, 1994, as amended, on the basis of our prior discussions.

         8. Ajay will provide to WCII, on a monthly basis and for as long as the Loan has not been fully repaid, its internal Monthly Operations Reports so that Williams can monitor Ajay's financial standing on a regular basis.

Board of Directors
WILLIAMS CONTROLS, INC.
March 21, 1995
Page 3



If this proposal is acceptable to the Board of Directors of Williams, please sign below indicating concurrence and return one of the original copies of this document to me.

Sincerely,
AJAY SPORTS, INC.



Rick Hebard
Corporate Secretary

Accepted and agreed to this ____ day of ___________, 1995.

WILLIAMS CONTROLS, INC.


By__________________________________________
  (name)

Title:______________________________________

r18bd09c.ajs/EXH10.4

                             WILLIAMS/AJAY LOAN AND
                     JOINT VENTURE IMPLEMENTATION AGREEMENT

         AGREEMENT made this 6th day of May 1994 by and between Williams Controls, Inc. ("Williams"), a Delaware corporation, headquartered in Portland, Oregon, Ajay Sports, Inc. ("Ajay"), and Ajay Leisure Products, Inc. ("AJL"), both Delaware corporations, with principal offices in Delavan, Wisconsin.
                                  WITNESSETH:
         WHEREAS, Williams and Ajay have agreed to enter into a joint venture, involving acquisition by Williams from Ajay of certain manufacturing rights in AJL facilities, including those in Mexicali, Mexico, and an option to purchase an equity position in Ajay, and
         WHEREAS, part of the consideration from Williams is provision of short-term financing to AJL, a wholly-owned subsidiary of Ajay, arranged by Williams from First Interstate Bank ("FIB") for benefit of AJL (the "FIB/Williams Loan"), which financing has been put in place and used to pay off a loan, provided by Security Pacific Business Credit, Inc. (successor
BankAmerica Business Credit, Inc.), and later purchased by Roadmaster Industries, Inc. ("RDM")
         WHEREAS, the parties now wish to define more precisely conditions under which the foregoing relationships are to be carried on and implemented,
         WHEREAS, the parties hereto have carefully reviewed their relationship and believe that their best interests and those of their stockholders will be served under the provisions of this agreement.

q03jvaje.wci/EXH10.4
                                       1

Williams/Ajay JV Implementation Agreement
May 6, 1994



         WHEREAS, the parties recognize that time within which AJL will repay the loan made by Williams to AJL ("Williams/AJL loan") will depend on long-term financing arranged by AJL and that an extension of the FIB/Williams loan financing may be required, and
         WHEREAS, it is believed to be in the best interest of Ajay, AJL and Williams to have AJL repay the Williams/AJL loan as soon as is possible, and
         WHEREAS, the right of Williams to purchase shares of Ajay has constituted part of consideration in the Williams/AJL loan structure, which is being implemented herein.
         WHEREAS, both parties understand and agree with respect to financing that the objective of AJL is to obtain permanent financing from a party other than Williams, as soon as possible, regardless of dates and loan periods mentioned in this agreement, and
         WHEREAS, both parties recognize that the loan by Williams to AJL is not a type of financing normally carried on by Williams, but has been effected in subject case because Williams considers its own best interest will be served by use of the AJL maquiladora, by effecting a closer working relationship with AJL, and by the return occurring to Williams under the financing and options granted herein.
         NOW, THEREFORE, in consideration of the mutual covenants hereinafter detailed, and the consideration previously exchanged,

q03jvaje.wci/EXH10.4
                                       2

Williams/Ajay JV Implementation Agreement
May 6, 1994



implementation   of  which  represents  the  purpose  of  the  covenants  herein contained.

         IT IS AGREED, as follow:
A.       LOAN IMPLEMENTATION
         1.       AJL will pay all fees associated with the FIB/Williams loan
         2. AJL will pay the attorney fees of Williams associated with the FIB/Williams loan.
         3. AJL's repayment to Williams of the Williams/AJL loan will be at an interest rate .25% higher than the rate paid by Williams to FIB on the FIB/Williams loan, such payments being interest only, payable on the 30th day of each calendar month that such loan is outstanding.
         4. AJL will pay all extension fees charged Williams by FIB should subject loan be extended beyond the present loan tenor of 180 days.
B.       PURCHASE OPTION
         1. Williams is given an option to purchase up to 23,714,641 shares of the common stock of Ajay if the Williams/AJL loan to AJL is not fully paid on or before May 5, 1995 and on the following bases progressively:
                  a.   8,834,866 shares of Ajay common stock for $.34 per share
                  b.   6,974,894 shares of Ajay common stock for $.40 per share

q03jvaje.wci/EXH10.4
                                       3

Williams/Ajay JV Implementation Agreement
May 6, 1994



                  c.   5,114,923 shares of Ajay common stock for $.50 per share
                  d. 2,789,958 shares of Ajay common stock for $1.00 per share, but subject to the conditions hereafter stated.
         2. The foregoing number of shares are to apply regardless of volume of shares outstanding and issued at the time such purchase option is exercised. There shall be a preemptive right to purchase, by Williams, shares of new issues, of Ajay common stock so as to maintain its proportionate share of Ajay common stock after such new issues.
         3. If the Williams/AJL loan is repaid by AJL on or before July 4, 1994 Williams will lose the right to purchase 100% of the share amounts indicated in Section B.1.b., c. and d. above, retaining the right to purchase 100% of the shares in Section B.1.a of this agreement.
         4. If the Williams/AJL loan is repaid in full between July 5, 1994 and November 1, 1994, inclusive,Williams will lose the right to purchase 75% of each of the share amount mentioned in Section B.1.b., c. and d. above, retaining the right to purchase 25% of such shares and retaining the right to purchase 100% of the shares in Section B.1.a.

q03jvaje.wci/EXH10.4
                                       4

Williams/Ajay JV Implementation Agreement
May 6, 1994



         5. If the Williams/AJL loan is repaid in full between November 2, 1994 and May 5, 1995, inclusive, Williams will lose the right to purchase 50% of each of the share amounts mentioned in Section B.1.b., c. and d. above, retaining the right to purchase 50% of such shares and retaining the right to purchase 100% of the shares in Section B.1.a.
         6. If the Williams/AJL loan is not fully repaid and remains with an outstanding balance after May 5, 1995, Williams will lose none of the rights in the purchase options granted in Section 1.b., c. and d. above, retaining the right to purchase 100% of such shares and retaining the right to purchase 100% of the shares in Section B.1.a.
         7. Options granted under this agreement to Williams provide Williams with the right to purchase one share of Ajay common stock for each warrant owned, subject to the option time period limitations stated herein.
         8. Ajay shall grant to Williams the right to register the shares obtained through the exercise of the options granted in this agreement at any one time from the date of such exercise and continuing for a period of four (4) years subsequent. Both parties will, however, remain responsible for compliance with SEC rules regarding registration. Additionally, Williams shall have the right to piggy-back Ajay shares owned by Williams in any

q03jvaje.wci/EXH10.4
                                       5

Williams/Ajay JV Implementation Agreement
May 6, 1994



                  Ajay public offering. The Ajay board of directors has approved said piggy-back. Williams shall pay its proportionate shares of costs incurred by Ajay in issuance and sale of said Ajay stock.
C.       MAQUILADORA MANUFACTURING
         1. Williams is granted the right by Ajay to establish a manufacturing operation in the Ajay facility in Mexicali, Mexico, subject to available space in the Ajay facility.
         2. Williams will pay all incremental expenses to modify the maquiladora plant, obtain permits, hire personnel, and perform other essentials to suit its requirements.
         3. Williams will pay its pro rata share of the space occupied in the plant.
         4. Ajay will assist Williams in setting up the operation, working with local authorities, and meeting other needs.
         5. Williams will pay a pro rata share of fully loaded salary costs to Ajay, such as compensation, services of Ajay managers, supervisors and other employees, based on the percent of their time that the Ajay personnel spend on activities related to establishing and operating the Williams' manufacturing operation.
D.       BOARD SEAT
         1. One seat on the Ajay and AJL Boards will be allocated to a representative of Williams.

q03jvaje.wci/EXH10.4
                                       6

Williams/Ajay JV Implementation Agreement
May 6, 1994



E.       DURATION OF AGREEMENT
         Stock options granted under this contract and its other provisions shall continue in effect until May 5, 1998 or until such lesser time as they shall have been fully discharged. The parties agree to negotiate in good faith, and in accordance with the terms of this agreement, a sub-lease agreement for the space in the maquiladora to be occupied by Williams.

F.       GOVERNING LAW
         This agreement shall be governed and controlled by the laws of the state of Michigan as to interpretation enforcement, validity, construction, and effect and in all other respects.
G.       SEVERABILITY
         If  any  provision  in  this   agreement  is  held  to  be  invalid  or
         unenforceable, it shall be ineffective only to the extent of the invalidity, without affecting or impairing the validity and enforceability of the remainder of the provision or the remaining provisions of this agreement.
H.       EFFECTIVE DATE
         This agreement is effective as of the date first above written.


q03jvaje.wci/EXH10.4
                                       7

Williams/Ajay JV Implementation Agreement
May 6, 1994


         In the presence of the undersigned witnesses, the parties have executed this agreement on the date listed on the first page of this agreement.


WITNESS                                              WILLIAMS CONTROLS, INC.

______________________                               ___________________________
                                                     By:
                                                     Its:

                                                     AJAY SPORTS, INC.

______________________                               ___________________________
                                                     By:
                                                     Its:


                                                     AJAY LEISURE PRODUCTS, INC.

                                                     ___________________________
                                                     By:
                                                     Its:




q03jvaje.wci/EXH10.4
                                       8

EXHIBIT 10.5

                                  May 1, 1995



Mr. James Bernatek
Dytek Plastics, Inc.
1400 S. Sixth Court, Suite BB
Pompano Beach, FL  33069

RE:      Proposed Acquisition of Dytek Plastics, Inc. by Williams
         Controls, Inc.

Dear Jim:

         This will confirm our recent discussions with respect to the proposed acquisition (the "Acquisition") by Williams Controls, Inc., a Delaware corporation, either through one of its existing wholly owned subsidiaries or a direct or indirect wholly owned subsidiary to be formed ("Williams"), of substantially all of the assets, subject to certain liabilities thereto, of Dytek Plastics, Inc. ("Dytek"), a Florida corporation, from Dytek and its shareholders.

         A. Enforceability. This Letter of Intent ("LOI") constitutes a binding and enforceable agreement for the Acquisition contemplated herein, subject to the limitations contained in Sections E and F below.

         B. Confidentiality. Except as required by law or as the parties agree in connection with ongoing due diligence, this LOI will be kept strictly confidential, and neither party, nor any of their affiliates, shall disclose Williams's interest in the Acquisition, or any of the terms and conditions thereof. To the extent that disclosure becomes legally required and in view of the fact that Williams is a company whose stock is publicly traded, Williams will prepare a press release and will provide Dytek with a copy concurrently with its release. Dytek and its shareholders confirm that they have been advised by their legal counsel that as of the date hereof there is no need to publicly disclose this LOI or the discussions referred to herein.

         C. Exclusivity. Dytek and its shareholders agree not to solicit, negotiate, act upon or entertain in any way an offer from any other person or entity to purchase the securities, business or name of Dytek or any material assets of Dytek (other than sales of

1002B680/EXH10.5

Mr. James Bernatek
May 1, 1995
Page 2

inventory in the normal and ordinary course of business of Dytek) (an "Alternate Transaction"), or furnish any information to any other person in that regard; and Dytek and its shareholders will promptly (within 24 hours) notify Williams upon the receipt of an unsolicited competing offer in respect of an Alternate Transaction and of the proposed terms of the offer.

         Dytek and its shareholders represent and warrant that (i) other than one Alternate Transaction as disclosed to Williams, negotiations with respect to which were terminated more than 30 days ago, there are no existing discussions, negotiations or other activities with any parties with respect to any Alternate Transaction; and (ii) none of them nor any of their agents or representatives has any agreement in principle, understanding or other obligation to proceed with an Alternate Transaction. Dytek shall indemnify and hold Williams and its affiliates harmless against any third party who claims that the Acquisition wrongfully interferes with their right to acquire Dytek or any of its assets or business.

         D. Conduct of Business. Dytek shall conduct its business in the ordinary course without extraordinary expenditures or other changes which would diminish the value of the assets being acquired or the liabilities being assumed in any material respect.

         E. Limited Review; Approval. Williams has conducted only a limited review of the assets, business and liabilities of Dytek to date, and the enforceability of this LOI against Williams is subject to (x) Williams being satisfied in its discretion with a full legal, accounting, and financial due diligence investigation to be performed by it and its representatives, (y) approval of the senior management and Board of Directors of Williams, and (z) approval of the primary lender of Williams as required under Williams' existing loan agreement.

         F. Termination. This LOI shall terminate without liability to any party hereto upon written notification from Williams to Dytek and its shareholders by certified or registered mail of its abandonment of the Acquisition irrespective of the reason therefor, including lack of a definitive acquisition agreement.

         G. Agreement. As promptly as possible after the execution of this LOI, the parties shall work towards the preparation and execution of a definitive agreement (the "Agreement") covering the following terms, types of representations, warranties, covenants, conditions and provisions, holdbacks or escrows, if any, together with ancillary documents necessary to accomplish the Acquisition

1002B680/EXH10.5

Mr. James Bernatek
May 1, 1995
Page 3

and appropriate exhibits and schedules disclosing requested information, all of which must be as to form and substance, mutually satisfactory and acceptable to the parties:

                  1.  Form  of  Acquisition.   Williams  shall  acquire,  either
         directly or through a wholly-owned subsidiary, substantially all of the assets, including the lease, land and buildings, machinery and equipment, trademarks and all other intellectual property, intangibles, accounts receivable and inventory, free and clear of liens and encumbrances, except for certain specified liabilities and obligations which Williams will agree to assume, including accounts payable (the "Assumed Liabilities") but excluding the liabilities listed on Schedule
         A. Hereinafter, the assets to be acquired subject to the Assumed Liabilities are referred to either as the "Purchased Assets" or the "Business". The Acquisition shall be structured so as to result in the most favorable tax results to Williams unless such structure shall result in a material adverse tax effect on Dytek, but an asset acquisition shall not be deemed to be an adverse tax effect for purposes of this paragraph. The precise structure of the Acquisition will be determined by the legal and tax advisors to the parties.

                  2. Purchase Price. The purchase price ("Purchase Price") for the Purchased Assets shall be: (a) $125,000 in cash at closing of the Acquisition; (b) by delivery at closing of 10,000 shares of Williams Controls, Inc. common stock ("WCI Common Stock"), valued at $3.50 per share; and (c) by delivery of a commitment at closing to issue up to an additional 60,000 shares of WCI Common Stock, valued at $3.50 per share which shall be paid to Jim Bernatek or his assignee ("Bernatek") over three years provided that certain performance levels are achieved by the Business during the three-year period, as specifically set forth in
         Section 3 below.

                  The shares of WCI common stock to be issued in connection with the Acquisition will be issued pursuant to one or more exemptions from the registration requirements under the Securities Act of 1933 (the "Securities Act") and state securities laws and, therefore, will be "restricted" securities as that term is defined in Rule 144 under the Securities Act. As a condition to Williams' issuance of the WCI common stock, the person(s) to whom the WCI shares are to be issued will deliver a standard investment letter to Williams to enable Williams to determine the availability of exemptions available under the Securities Act for the issuance thereof.

1002B680/EXH10.5

Mr. James Bernatek
May 1, 1995
Page 4


                  3.  Performance  Criteria  for Earning  Additional  WCI Common
         Stock. The additional 60,000 shares of WCI Common Stock which, at closing, Williams shall commit to issue to Bernatek shall be earned and issuable only upon achievement by the Business of the performance thresholds set forth below.

                           a. Year One - 20,000 shares of WCI Common Stock if the Business has $500,000 earnings before income taxes ("EBIT") and $150,000 Net Earnings during the first 12 months following the closing.

                           b. Year Two - 20,000 shares of WCI Common Stock if the Business has $600,000 EBIT and $250,000 Net Earnings during the second 12 months following the closing, without giving effect to any carry-over from the first 12 months.

                           c. Year Three - 20,000 shares of WCI Common Stock if the Business has $750,000 EBIT and $300,000 Net Earnings during the third 12 months following the closing, without giving effect to any carry-over from the first 24 months.

                  For each period during which the Business meets the specified performance threshold, Williams shall issue and deliver the designated shares of WCI Common Stock to Bernatek within three business days of the availability of financial statements reflecting achievement of the threshold. For each period during which the Business does not meet the specified performance threshold, upon receipt by Williams of financial statements reflecting that the threshold was not met, Williams's commitment to issue the designated shares for that period automatically shall be terminated.

                  For purposes of this Section 3, "EBIT" and "Net Earnings" shall be determined by Williams's independent public accountants using generally accepted accounting principles consistently applied. In the absence of manifest error, the determination by the accountants shall be deemed correct and binding on the parties.

                  4. Representations and Warranties. Dytek and its shareholders, jointly and severally, and Williams, shall make appropriate representations and warranties of a similar type and nature entered into by Williams for its previous acquisitions and which are customary with respect to acquisitions of a nature similar to the one herein contemplated, which shall survive the closing for a period of three years, except for representations and warranties with

1002B680/EXH10.5

Mr. James Bernatek
May 1, 1995
Page 5

         respect to taxes, which shall survive for the period of time which is equal to the statute of limitations period any federal or state tax statute applicable to any liability for assessment of taxes covered thereby.

                   5. Conduct of Business. The Agreement shall include representations and covenants by Dytek and its shareholders relating to the operation of Dytek and the obligations of Dytek and its shareholders during the period from the date of the Agreement to the closing.

                   6. Closing Conditions. The obligations of the parties to consummate the Agreement shall be subject to the following types of conditions existing on the closing date:

                           a. Mutual  Conditions.  The mutual obligations of the
                   parties to consummate the Agreement on the closing date thereunder shall be subject to:

                                    (1)   Continued   Employment   of  Bernatek.
                           Williams and Bernatek shall enter into a four-year employment agreement, under which Bernatek will agree to continue to run the Business and be entitled to a base salary of $65,000 per year plus a bonus to be determined annually by Williams's Board of Directors. It is contemplated that Bernatek's title will be Vice President and General Manager of the Dytek division of Williams, or of the Williams subsidiary which acquires the Business. The employment agreement will be an at-will agreement, containing provisions similar to those included in other employment agreements previously entered into by Williams, specifically including a reasonable automobile allowance, annual paid vacation of at least two weeks for the first three years of the employment term and three weeks thereafter, and an ability to participate in all applicable (non-union) employee benefit plans of Williams as appropriate.

                                    (2)  Allocations.  The  parties  shall  have
                           agreed on the allocation of the Purchase Price among the Purchased Assets. No party will take a position on any tax return or other financial statement inconsistent with the agreed to allocation. If the parties are unable to agree,

1002B680/EXH10.5

Mr. James Bernatek
May 1, 1995
Page 6

                           Williams's independent accountants shall make the allocation which shall be binding on the parties.

                                    (3)  No  Adverse  Change;   Representations;
                           Covenants. No material adverse change shall have occurred in the Purchased Assets, or in the business, affairs, prospects or financial condition of Dytek; the representations and warranties in the Agreement shall be true at and as of the closing date; and all covenants to be performed at the closing shall have been performed.

                                    (4) No Material  Litigation.  There shall be
                           no material litigation, claims or proceedings pending or threatened against or involving the business of Dytek as of the closing date.

                                    (5) Consents and  Approvals.  All  requisite
                           filings shall have been made with, and all consents and approvals shall have been obtained from, all applicable, regulatory and other governmental authorities and third parties, including any consents deemed necessary or appropriate by Buyer from landlords or parties to contracts to be assigned to Buyer or otherwise requiring consent.

                                    (6) Legal Opinions.  There will be delivered
                           customary legal opinions (which shall be in the form of accord opinions) covering such matters as the parties may agree upon.

                                    (7)  Closing.  It is  the  intention  of the
                           parties that the closing of the Acquisition shall take place as soon as practicable but no later than June 30, 1995.

                                    (8)     Other.  Such other conditions as the
                           parties may mutually agree upon.

                           b.   Conditions   to   Williams's   Obligation.   The
                  obligation of Williams to consummate the Agreement on the closing date thereunder shall be subject to:

                                    (1)  Indebtedness.  Williams  shall  not  be
                           obligated to assume any indebtedness of Dytek for borrowed money or for other amounts payable by Dytek to any shareholder of Dytek or any other

1002B680/EXH10.5

Mr. James Bernatek
May 1, 1995
Page 7

                           person controlling, controlled by or under common control with Dytek, except for the agreed upon Assumed Liabilities.

                                    (2)  Certain  Agreements.  There  shall have
                           been executed such material leases, licenses, distribution, and other agreements or required amendments to existing agreements as may be necessary in Williams's judgment to continue the Business, on such terms and conditions as shall be agreeable to Williams.

                                    (3)  Environmental  Matters.  Williams shall
                           have received reports satisfactory to Williams on environmental matters relating to the Business, as Williams reasonably may request, at the expense of Dytek.

                                    (4)  OSHA  Matters.   Williams   shall  have
                           received reports satisfactory to Williams on OSHA matters relating to the Business as Williams reasonably shall request, at the expense of Dytek.

                                    (5) Financing.  Williams shall have obtained
                           financing for the Acquisition and for the operation of the Business in amounts and on terms satisfactory to Williams in its sole discretion.

                           c. Conditions to the Obligations of Dytek and its Shareholders. The obligation of Dytek and its shareholders to consummate the Agreement on the closing date thereunder shall be subject to:

                                    (1) Continued Employment of Bernatek.  On an
                           at-will basis, Williams will employ Laura Bernatek at a salary of $25,000 per year, plus annual performance-related increases to the extent such increases are available based on the Net Earnings of the Business.

                  7. Indemnification. The Agreement shall provide for the indemnification of Williams against taxes, royalties, and other liabilities and obligations of Dytek or shareholders relating to periods prior to the closing, and for certain other costs and expenses as agreed by the parties.


1002B680/EXH10.5

Mr. James Bernatek
May 1, 1995
Page 8

         H. Other Provisions. Nothing herein shall be construed to preclude other provisions consistent with the financial terms of the Acquisition from being negotiated between the parties and included in the Agreement.

         I. Subordination of J.M. Family Indebtedness. It is contemplated that a financial lender, as a condition to making a commitment to finance the Acquisition, may require that the J.M. Family as holder of certain indebtedness payable by Dytek in the approximate amount of $717,000 at December 31, 1994 subordinate this indebtedness to the indebtedness incurred to finance the Acquisition and subordinate and/or release the security interest he has in machinery and equipment collateralizing this indebtedness. To the extent this is required, Dytek and the Dytek shareholders shall assist Williams in negotiating this arrangement with Mr. Moran.

         J. Mexican Assets. James Bernatek, a Dytek shareholder, is a partner in a Mexican venture with two other partners. This Mexican venture owns certain assets which Williams believes would be valuable to the Business. James Bernatek hereby agrees to use his best efforts to assist Williams in obtaining an option to purchase all or some of the assets free and clear of any encumbrances when and if those assets become available for sale.

         K. Due Diligence Investigation. From and after the execution of this LOI, Dytek and its shareholders shall afford to Williams and its accountants, counsel, lenders and other representatives reasonable access to the Business and shall furnish to Williams all information concerning the business, assets and properties of Dytek (and its shareholders to the extent relevant to Dytek) for the purpose of making such accounting review, legal and audit investigation or examination deemed necessary or desirable by Williams. Any information and documentation treated as confidential by Dytek and so marked at the time of delivery to Williams or its representatives except to the extent that it (i) was already known to Williams or such representatives or available to Williams on a non-confidential basis when received; (ii) hereafter becomes lawfully obtainable from other sources; or (iii) is disclosed by Dytek or its shareholders in any document filed with the government agency or authority and available for public inspection.

         L. Brokers Fees. Each party will be responsible for any fees or expenses of any broker retained by them or on their behalf; provided, that, if the Acquisition is consummated, the fees and

1002B680/EXH10.5

Mr. James Bernatek
May 1, 1995
Page 9

expenses of Dytek and its shareholders will not be charged against or paid out of the Purchased Assets.

         M. Expenses. Each party shall bear its own costs and expenses (including all legal, accounting, bank, investment banking and other costs) with respect to the Acquisition, whether the Acquisition is consummated or not, and the Agreement shall so provide. If the Acquisition is completed, the costs and expenses incurred by Dytek or its shareholders shall not be charged against or paid out of the Purchased Assets.

         N. Reports. The parties agree to prepare and promptly file all reports or other documents or notices with all applicable regulatory authorities and other governmental authorities, as may be required.

         If the terms and conditions set forth above correctly set forth the status of our negotiations, please so indicate by signing one copy of this letter below and returning it to me.

                                                       Very truly yours,

                                                       WILLIAMS CONTROLS, INC.


                                                       By_______________________
                                                       Thomas W. Itin, President
                                                       Chief Executive Officer

         Accepted and Agreed to this ___ day of May, 1995 by Dytek Plastics, Inc. through its duly authorized officer and the other undersigned persons, being all of the shareholders of Dytek Plastics, Inc.

                                                       DYTEK PLASTICS, INC.

                                                       By_______________________
                                                       James Bernatek, President

                                                       _________________________

                                                       _________________________







1002B680/EXH10.5

EXHIBIT 10.6

                                  May 2, 1995


Roger W. Cohill
Elizabeth P. Cohill
Agrotec Inc.
Highway 35, North
P.O. Box 49
Pendleton, NC  27862-0049

RE:      Proposed Acquisition of Agrotec Inc. by Williams Controls,
         Inc.

Gentlemen:

         This will confirm our recent discussions with respect to the proposed acquisition (the "Acquisition") by Williams Controls, Inc., a Delaware corporation, either directly or through an entity controlled by it ("Williams"), of the business of Agrotec Inc. ("Agrotec"), a Delaware corporation, from Agrotec and its shareholders, Roger W. Cohill and Elizabeth P. Cohill, either through an asset or stock transaction, at the sole option of Williams.

         A. Enforceability. This Letter of Intent ("LOI") constitutes a binding and enforceable agreement for the Acquisition contemplated herein, subject to the limitations contained in Sections E, F and G below.

         B. Confidentiality. Except as required by law or as the parties agree in connection with ongoing due diligence, this LOI will be kept strictly confidential, and neither party, nor any of their affiliates, shall disclose Williams's interest in the Acquisition, or any of the terms and conditions thereof. To the extent that disclosure becomes legally required and in view of the fact that Williams is a company whose stock is publicly traded, Williams will prepare a press release and will provide Agrotec with a copy concurrently with its release. Agrotec and it shareholders confirm that they have been advised by their legal counsel that as of the date hereof there is no need to publicly disclose this LOI or the discussions referred to herein.

         C. Exclusivity. Agrotec and its shareholders agree not to solicit, negotiate, act upon or entertain in any way an offer from any other person or entity to purchase the securities, business or

1002B7B0/EXH10.6

Roger W. Cohill
Elizabeth P. Cohill
Agrotec Inc.
May 2, 1995
Page 2

name of Agrotec or any material assets of Agrotec (other than sales of inventory in the normal and ordinary course of business of Agrotec) (an "Alternate Transaction"), or furnish any information to any other person in that regard; and Agrotec and its shareholders will promptly (within 24 hours) notify Williams upon the receipt of an unsolicited competing offer in respect of an Alternate Transaction and of the proposed terms of the offer.

              Agrotec and its shareholders represent and warrant that (i) there are no existing discussions, negotiations or other activities with any parties with respect to any Alternate Transaction; and (ii) none of them nor any of their agents or representatives has any agreement in principle, understanding or other obligation to proceed with an Alternate Transaction. Agrotec and its shareholders shall indemnify and hold Williams and its affiliates harmless against any third party who claims that the Acquisition wrongfully interferes with their right to acquire Agrotec or any of its assets or business.

         D. Conduct of Business. Agrotec shall conduct its business in the ordinary course without extraordinary expenditures or other changes which would diminish the value of Agrotec's business in any material respect.

         E. Limited Review; Approval. Williams has conducted only a limited review of the assets, business and liabilities of Agrotec to date, and the enforceability of this LOI against Williams is subject to (i) Williams being satisfied in its discretion with a full legal, accounting, and financial due diligence investigation to be performed by it and its representatives, (ii) approval of the senior management and Board of Directors of Williams, (iii) approval of the primary lender of Williams as required under Williams' existing loan agreement, and (iv) Williams being satisfied with the results of the environmental studies provided for herein.

         F. Termination. This LOI shall terminate without liability to any party hereto upon written notification from Williams to Agrotec and its shareholders by certified or registered mail of its abandonment of the Acquisition irrespective of the reason therefor, including lack of a definitive acquisition agreement.

         G. Environmental Studies. Promptly after the execution of this LOI, a Phase 1 environmental study shall be conducted by an environmental consulting firm mutually acceptable to both parties,

1002B7B0/EXH10.6

Roger W. Cohill
Elizabeth P. Cohill
Agrotec Inc.
May 2, 1995
Page 3

followed by Phase 2 and 3 remedial studies, if warranted. All costs related to these environmental studies shall be paid by Agrotec. If the costs of the studies and required remediation would exceed $25,000, Williams may not require Agrotec to proceed to complete the Acquisition.

         H. Agreement. As promptly as possible after the execution of this LOI, the parties shall work towards the preparation and execution of a definitive agreement (the "Agreement") covering the following terms, types of representations, warranties, covenants, conditions and provisions, holdbacks or escrows, if any, together with ancillary documents necessary to accomplish the Acquisition and appropriate exhibits and schedules disclosing requested information, all of which must be as to form and substance, mutually satisfactory and acceptable to the parties:

                  1. Form of Acquisition. Williams shall acquire, either directly or through a direct or indirect wholly-owned subsidiary, at Williams' sole option, either (a) all of the outstanding capital stock of Agrotec, or (b) substantially all of the assets, including the lease, land and buildings, machinery and equipment, the name "Agrotec," tradenames, trademarks and all other intellectual property, intangibles, accounts receivable and inventory, but excluding the assets listed on Schedule A under "Excluded Assets," free and clear of liens and encumbrances, except for the liabilities and obligations stated on Agrotec's financial statements as of the closing date, prepared in accordance with generally accepted accounting prinicples (the "Assumed Liabilities"), but excluding the liabilities set forth on Schedule A under "Excluded Liabilities." Hereinafter, the term "Business" refers to the business of Agrotec purchased by Williams whether it is accomplished through a stock or asset transaction. The Acquisition shall be structured so as to result in the most favorable tax results to Williams unless such structure shall result in a material adverse tax effect on Agrotec, but an asset acquisition shall not be deemed to be an adverse tax effect for purposes of this paragraph. The precise structure of the Acquisition will be determined by the legal and tax advisors to the parties.

                  2. Purchase Price. The purchase price ("Purchase Price") for the Business shall be as follows:

1002B7B0/EXH10.6

Roger W. Cohill
Elizabeth P. Cohill
Agrotec Inc.
May 2, 1995
Page 4

                       a. Payment at the closing of $28,000 representing the equity in the Business as agreed to between the parties.

                       b. Transfer and delivery to Roger W. Cohill of the existing life insurance policy covering Mr. Cohill which has a cash value of $57,720, free and clear of any loans against it.

                       c. An aggregate of $240,000 payable over five years under
                  the non-compete agreement referenced in Paragraph 5.a.(2) in this Section below.

                       d. Assumption of the Assumed Liabilities referenced in Paragraph 1 of this Section above.

                  3. Representations and Warranties. Agrotec and its shareholders, jointly and severally, and Williams, shall make appropriate representations and warranties of a similar type and nature entered into by Williams for its previous acquisitions and which are customary with respect to acquisitions of a nature similar to the one herein contemplated, which shall survive the closing for a period of three years, except for representations and warranties with respect to taxes, which shall survive for the period of time which is equal to the statute of limitations period any federal or state tax statute applicable to any liability for assessment of taxes covered thereby.

                  4. Covenants. The Agreement shall include covenants by Agrotec and Cohill relating to the operation of Agrotec and the obligations of Agrotec and its shareholders during the period from the date of the Agreement to the closing.

                  5. Closing Conditions. The obligations of the parties to consummate the Agreement shall be subject to the following types of conditions existing on the closing date:

                       a. Mutual Conditions. The mutual obligations of the parties to consummate the Agreement on the closing date thereunder shall be subject to:

                            (1)  Continued   Services  of  Cohill.   Cohill  and
                       Williams   shall  enter  into  a  short-term   employment
                       agreement under which Cohill will continue to be

1002B7B0/EXH10.6

Roger W. Cohill
Elizabeth P. Cohill
Agrotec Inc.
May 2, 1995
Page 5

                           employed by the Business for two months following the closing date of the Acquisition working at least 4/5's of each normal business week, and for which he will receive a salary of $2,083.33 per month. Thereafter, to the extent the services of Cohill are requested by Williams, the services will be on a consulting basis and Cohill will be paid $150 per day, plus reasonable out-of-pocket expenses directly related to the services requested and provided.

                                    (2) Cohill Non-Compete Agreement. Cohill and
                           Williams shall enter into a five-year agreement under which Cohill will agree not to compete directly or indirectly on his own behalf or the behalf of any party in the United States engage in, supervise, assist or own any interest in any entity engaged in the manufacture, production, sale, marketing, promotion or distribution of items which are similar to or in competition with items manufactured, produced, sold, marketed, promoted or distributed by the Business. As compensation for the non-compete agreement, Williams will pay Cohill $4,000 per month, on a monthly basis, for the five-year term of the covenant.

                                    (3)  Allocations.  The  parties  shall  have
                           agreed on the allocation of the Purchase Price among the assets included in the Business. No party will take a position on any tax return or other financial statement inconsistent with the agreed to allocation. If the parties are unable to agree, Williams's independent accountants shall make the allocation which shall be binding on the parties.

                                    (4)  No  Adverse  Change;   Representations;
                           Covenants. No material adverse change shall have occurred in the Business, or in the business, affairs, prospects or financial condition of Agrotec; the representations and warranties in the Agreement shall be true at and as of the closing date; and all covenants to be performed at the closing shall have been performed.


1002B7B0/EXH10.6

Roger W. Cohill
Elizabeth P. Cohill
Agrotec Inc.
May 2, 1995
Page 6

                                    (5) No Material  Litigation.  There shall be
                           no material litigation, claims or proceedings pending or threatened against or involving the business of Agrotec as of the closing date.

                                    (6) Consents and  Approvals.  All  requisite
                           filings shall have been made with, and all consents and approvals shall have been obtained from, all applicable, regulatory and other governmental authorities and third parties, including any consents deemed necessary or appropriate by Williams from landlords or parties to contracts to be assigned to Williams or otherwise requiring consent.

                                    (7) Legal Opinions.  There will be delivered
                           customary legal opinions (which shall be in the form of accord opinions) covering such matters as the parties may agree upon.

                                    (8)  Closing.  It is  the  intention  of the
                           parties that the closing of the Acquisition shall take place as soon as practicable but no later than May 30, 1995; provided, however, if the parties are proceeding diligently to close the transaction and are unable to do so for any reason, the parties shall agree to one 30-day extension and, thereafter, to one additional 30-day extension if the parties are unable to close by June 30, 1995 for reasons out of the immediate control of the parties.

                                    (9)  Other.  Such  other  conditions  as the
                           parties may mutually agree upon.

                           b.   Conditions   to   Williams's   Obligation.   The
                  obligation of Williams to consummate the Agreement on the closing date thereunder shall be subject to:

                                    (1)  Indebtedness.  If  the  Acquisition  is
                           accomplished through an asset purchase, Williams shall not be obligated to assume any indebtedness of Agrotec for borrowed money or for other amounts payable by Agrotec to any shareholder of Agrotec or any other person controlling, controlled by or

1002B7B0/EXH10.6

Roger W. Cohill
Elizabeth P. Cohill
Agrotec Inc.
May 2, 1995
Page 7

                           under common control with Agrotec, except for the agreed upon Assumed Liabilities.

                                    (2)  Modification  and  Assumption  of Small
                           Business Administration Loan. The lender under Agrotec's SBA loan (balance of approximately $300,000 on the date of this LOI) must agree to (i) permit Williams to assume the loan on the current terms except for the modifications hereinafter provided, and (ii) modify the loan to release certain collateral, including Agrotec's accounts receivable, inventory and machinery and equipment, from the loan so that the only remaining collateral for the loan shall be the real property. The parties will use their best efforts to have the lender release the personal guaranty of Roger W.
                           Cohill.

                                    (3)     Title Insurance.  An owner's title
                           insurance policy, issuable to and acceptable to Williams, covering the real estate being acquired shall be obtained at the expense of Roger W. Cohill.

                                    (4)  Continued  Employment  of Clarence Bush
                           and Albert Byrd. Clarence Bush, Agrotec's plant manager, and Albert Byrd, Agrotec's accounting manager, shall have agreed in writing to continue employment with the Business at the will of Williams for at least one year following the closing of the Acquisition.

                                    (5)  Bush  Non-Compete  Agreement.  Clarence
                           Bush shall deliver to Williams a one-year agreement from the closing date of the Acquisition under which he will agree not to compete directly or indirectly on his own behalf or the behalf of any party in the United States engage in, supervise, assist or own any interest in any entity engaged in the manufacture, production, sale, marketing, promotion or distribution of items which are similar to or in competition with items manufactured, produced, sold, marketed, promoted or distributed by the Business.


1002B7B0/EXH10.6

Roger W. Cohill
Elizabeth P. Cohill
Agrotec Inc.
May 2, 1995
Page 8

                                    (6)  Certain  Agreements.  There  shall have
                           been executed such material leases, licenses, distribution, and other agreements or required amendments to existing agreements as may be necessary in Williams's judgment to continue the Business, on such terms and conditions as shall be agreeable to Williams. This includes a lease on terms acceptable to Williams for the continued use of the fax and computer equipment owned by Roger Cohill and currently leased to Agrotec.

                                    (7)  Environmental  Matters.  Williams shall
                           have received reports satisfactory to Williams on environmental matters relating to the Business, as Williams reasonably may request, at the expense of Agrotec, and as more specifically described in Section G above.

                                    (8)  OSHA  Matters.   Williams   shall  have
                           received reports satisfactory to Williams on OSHA matters relating to the Business as Williams reasonably shall request, at the expense of Agrotec.

                                    (9) Financing.  Williams shall have obtained
                           financing for the Acquisition and for the operation of the Business in amounts and on terms satisfactory to Williams in its sole discretion.

                           c. Conditions to the Obligations of Agrotec and its Shareholders. The obligation of Agrotec and its shareholders to consummate the Agreement on the closing date thereunder shall be subject to:

                                    (1) Maximum  Cost of  Environmental  Studies
                           and Remediation. The costs of the environmental studies and required remediation required to be paid by Agrotec shall not exceed the amount provided in Section G of this LOI.

                                    (2) Transfer of Life  Insurance  Policy.  At
                           the closing of the Acquisition, after Williams repays the loan against the life insurance policy on Roger
                           W. Cohill reflecting Agrotec as the beneficiary, said policy shall be transferred into

1002B7B0/EXH10.6

Roger W. Cohill
Elizabeth P. Cohill
Agrotec Inc.
May 2, 1995
Page 9

                           the name of Roger W. Cohill who will be responsible for all future payments.

                           6. Indemnification. The Agreement shall provide for the indemnification of Williams against taxes, royalties, and other liabilities and obligations of Agrotec or its shareholders relating to periods prior to the closing, and for certain other costs and expenses as agreed by the parties.

         I. Other Provisions. Nothing herein shall be construed to preclude other provisions consistent with the financial terms of the Acquisition from being negotiated between the parties and included in the Agreement.

         J. Due Diligence Investigation. From and after the execution of this LOI, Agrotec and its shareholders shall afford to Williams and its accountants, counsel, lenders and other representatives reasonable access to the Business and shall furnish to Williams all information concerning the business, assets and properties of Agrotec (and its shareholders to the extent relevant to Agrotec) for the purpose of making such accounting review, legal and audit investigation or examination deemed necessary or desirable by Williams. Any information and documentation treated as confidential by Agrotec and so marked at the time of delivery to Williams or its representatives except to the extent that it (i) was already known to Williams or such representatives or available to Williams on a non-confidential basis when received; (ii) hereafter becomes lawfully obtainable from other sources; or (iii) is disclosed by Agrotec or its shareholders in any document filed with the government agency or authority and available for public inspection.

         K. Brokers Fees. Each party will be responsible for any fees or expenses of any broker retained by them or on their behalf; provided, that, if the Acquisition is consummated, the fees and expenses of Agrotec and its shareholders will not be charged against or paid out of the Business.

         L. Expenses. Each party shall bear its own costs and expenses (including all legal, accounting, bank, investment banking and other costs) with respect to the Acquisition, whether the Acquisition is consummated or not, and the Agreement shall so provide. If the Acquisition is completed, the costs and expenses incurred by Agrotec or its shareholders shall not be charged against or paid out of the Business.

1002B7B0/EXH10.6

Roger W. Cohill
Elizabeth P. Cohill
Agrotec Inc.
May 2, 1995
Page 10


         M. Reports. The parties agree to prepare and promptly file all reports or other documents or notices with all applicable regulatory authorities and other governmental authorities, as may be required.

         If the terms and conditions set forth above correctly set forth our agreement, please so indicate by signing one copy of this letter below and returning it to me.

                                                Very truly yours,

                                                WILLIAMS CONTROLS, INC.


                                                By_____________________________
                                                Thomas W. Itin, President
                                                Chief Executive Officer

         Accepted and Agreed to this ___ day of May, 1995 by Agrotec through its duly authorized officer and the other undersigned persons, being all of the shareholders of Agrotec.

                                                AGROTEC INC.

                                                By_____________________________
                                                Roger W. Cohill, President

                                                ________________________________
                                                Roger W. Cohill, Shareholder

                                                ________________________________
                                                Elizabeth P. Cohill, Shareholder

1002B7B0/EXH10.6

                                   SCHEDULE A



Excluded Assets




















Excluded Liabilities

1002B7B0/EXH10.6