Form 10-Q
period 1995-06-30
WILLIAMS CONTROLS INC
filed 1995-08-11
CIK 854860

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


         [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: June 30, 1995.

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                       For the transition period from to


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

         The number of shares outstanding of the registrant's common stock as of August 8, 1995: 17,264,987.

                            WILLIAMS CONTROLS, INC.

                                     Index


                                                                           Page
                                                                          Number
                                                                          ------
Part I.  Financial Information

  Item 1. Financial Statements

          Consolidated Balance Sheets, June 30, 1995 (unaudited)
            and September 30, 1994                                           1-2

          Unaudited Consolidated Statement of Stockholders' Equity,
            nine months ended June 30, 1995                                    3

          Unaudited Consolidated Statements of Operations,
            three and nine months ended June 30, 1995 and 1994                 4

          Unaudited Consolidated Statements of Cash Flows,
            nine months ended June 30, 1995 and 1994                           5

          Notes to Unaudited Consolidated Financial Statements               6-9

  Item 2. Management's Discussion and Analysis
            of Financial Condition and Results of Operations               10-11


Part II.  Other Information

  Item 6. Exhibits and Reports on Form 8-K                                    12

            Signature Page                                                    13

Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)         Williams Controls, Inc.



                                                   June 30,        September 30,
                                                       1995                 1994
                                                 ----------        -------------
                                                 (unaudited)
Assets
   Current Assets:
  Cash .........................................   $    214              $   242
  Accounts receivable, net .....................     12,473                8,380
  Note receivable, affiliate (note 5) ..........      6,686                4,913
  Inventory ....................................     12,343                6,607
  Other assets.......................................   900                  732
                                                   --------             --------
        Total current assets....................     32,616               20,874
                                                   --------             --------

Investment in affiliate (note 6) ...............      1,178                1,400

Property, plant and equipment:
  Land and land improvements ...................      2,783                1,027
  Buildings ....................................      8,915                4,742
  Machinery and equipment ......................      8,391                4,974
  Office furniture and equipment ...............      1,631                1,047
                                                   --------             --------
                                                     21,720               11,790
  Less accumulated depreciation and amortization      3,375                2,721
                                                   --------             --------
                                                     18,345                9,069
                                                   --------             --------

Other assets ...................................      1,030                  816
                                                   --------             --------
                                                   $ 53,169             $ 32,159
                                                   ========             ========



        The accompanying notes are an integral part of these statements.

Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)         Williams Controls, Inc.



                                                                                  June 30,           September 30,
                                                                                      1995                    1994
                                                                                ----------           -------------
                                                                               (unaudited)
Liabilities and Stockholders' Equity

   Current Liabilities:
     Revolving lines of credit (note 7)                                         $        -                 $ 3,187
     Current portion of long-term debt (note 7)                                        385                   2,046
     Accounts payable and accrued expenses                                           9,336                   4,779
                                                                                    ------                  ------
           Total current liabilities                                                 9,721                  10,012

   Long-term debt (note 7)                                                          23,045                   8,063
   Other liabilities                                                                 1,906                   1,636

   Commitments (note 7)                                                                  -

   Minority interest in consolidated subsidiaries                                      742                       -

   Stockholders' equity:
     Preferred stock of $.01 par value,
       50,000,000 shares authorized                                                      -                       -
     Common stock of $.01 par value, 50,000,000 shares
       authorized, 17,264,987 shares issued                                            173                     167
     Additional paid-in capital                                                      9,023                   7,066
     Unearned ESOP shares                                                            (480)                       -
     Pension liability adjustment                                                    (273)                   (273)
     Retained earnings                                                               9,312                   5,488
                                                                                    ------                  ------

                                                                                    17,755                  12,448
                                                                                    ------                  ------
                                                                                   $53,169                 $32,159
                                                                                    ======                  ======



        The accompanying notes are an integral part of these statements.

Unaudited Consolidated
Statement of Stockholders' Equity
(Dollars in thousands, except per share amounts)         Williams Controls, Inc.



                                   Number of             Additional    Unearned       Pension
                                      Shares     Common     Paid-in        ESOP     Liability   Retained  Stockholders'
                                      Issued      Stock     Capital      Shares    Adjustment   Earnings         Equity
                                   ---------     ------  ----------    --------    ----------   --------  -------------
Balance, September 30, 1994       16,676,181      $ 167      $7,066      $    -        $(273)      $5,488       $12,448

Unearned ESOP shares                       -          -           -       (480)             -           -         (480)

Shares issued in connection
  with acquisition                   588,806          6       1,957           -             -           -         1,963

Net earnings                               -          -           -           -             -       3,824         3,824
                                  ----------      -----      ------      ------        ------      ------       -------

Balance, June 30, 1995            17,264,987      $ 173      $9,023       (480)        $(273)      $9,312       $17,755
                                  ==========      =====      ======      ======        ======      ======       =======





        The accompanying notes are an integral part of these statements.

Unaudited Consolidated Statements of Operations
(Dollars in thousands, except per share amounts)         Williams Controls, Inc.



                                                     Three months       Three months         Nine months        Nine months
                                                            ended              ended               ended              ended
                                                    June 30, 1995      June 30, 1994       June 30, 1995      June 30, 1994
                                                    -------------      -------------       -------------      -------------
Net sales                                                 $18,088            $11,340             $44,902            $30,423
Cost of sales                                              12,879              8,118              31,916             21,840
                                                           ------             ------              ------             ------
Gross margin                                                5,209              3,222              12,986              8,583
                                                           ------             ------              ------             ------

Operating expenses:
   Research and development                                   472                310               1,040                854
   Selling                                                    930                547               2,140              1,492
   Administrative                                             985                526               2,360              1,429
                                                           ------             ------              ------             ------
                                                            2,387              1,383               5,540              3,775
                                                           ------             ------              ------             ------

Earnings from operations                                    2,822              1,839               7,446              4,808

Other (income) expense:
   Interest income, affiliate                               (209)               (88)               (539)               (88)
   Interest expense                                           745                304               1,652                721
   Equity interest in loss of affiliate                         -                  -                 222                  -
                                                           ------             ------              ------             ------
                                                              536                216               1,335                633
                                                           ------             ------              ------             ------

Earnings before income taxes and minority interest          2,286              1,623               6,111              4,175
Income taxes                                                  840                627               2,245              1,590
                                                           ------             ------              ------             ------

Earnings before minority interest                           1,446                996               3,866              2,585

Minority interest in net earnings
   of consolidated subsidiaries                                25                  -                  42                  -
                                                           ------             ------             -------             ------

Net earnings                                                1,421                996               3,824              2,585

Preferred stock dividends                                       -                  -                   -                 10
                                                           ------             ------              ------             ------

Net earnings applicable
   to common stockholders                                 $ 1,421            $   996             $ 3,824            $ 2,575
                                                           ======             ======              ======             ======

Net earnings per common share                             $   .08            $   .06             $   .22            $   .16
                                                           ======             ======              ======             ======

Weighted average number of
   shares outstanding                                      18,000             17,300              17,600             16,200
                                                           ======             ======              ======             ======





        The accompanying notes are an integral part of these statements.

Unaudited Consolidated Statements of Cash Flows
(Dollars in thousands)                                   Williams Controls, Inc.



                                                                                   Nine months             Nine months
                                                                                         ended                   ended
                                                                                 June 30, 1995           June 30, 1994
                                                                                 -------------           -------------
Cash flows from operations:
   Net earnings                                                                       $  3,824                $  2,585
   Non-cash adjustments to net earnings:
      Depreciation and amortization                                                      1,178                     713
      Deferred income taxes                                                                  -                      94
      Other                                                                                264                       -
  Changes in working capital items
   net of the effect of acquisitions:
      Receivables                                                                      (2,222)                 (2,819)
      Inventories                                                                      (2,420)                 (1,405)
      Other                                                                              (744)                   (225)
      Accounts payable and accrued expenses                                              1,149                   1,429
      Note receivable, affiliate                                                       (1,773)                       -
                                                                                       -------                 -------

      Net cash provided by (used for) operations                                         (744)                     372
                                                                                       -------                 -------

Cash flows from investing:
   Payment for acquisitions, net                                                       (6,323)                   (945)
   Payment for property, plant and equipment                                             (934)                   (355)
                                                                                       -------                 -------

   Net cash used for investing                                                         (7,257)                 (1,300)

Cash flows from financing:
   Net borrowings (repayments) under revolving loan                                    (4,108)                     (7)
   Payments of long-term debt                                                          (1,178)                   (482)
   Payments of capital leases                                                             (93)                    (80)
   Preferred stock dividends                                                                 -                    (10)
   Debt costs                                                                            (159)                       -
   Proceeds from long-term debt                                                         13,511                       -
   Proceeds from stock issuances                                                             -                   1,911
                                                                                       -------                 -------

   Net cash provided by financing                                                        7,973                   1,332
                                                                                       -------                 -------

Net increase (decrease) in cash                                                           (28)                     404

Cash at beginning of period                                                                242                     116
                                                                                       -------                 -------
Cash at end of period                                                                 $    214                $    520
                                                                                       =======                 =======

Non-cash activity included issuance of $1,963 of common stock in connection with acquisitions, as described in note 8.


        The accompanying notes are an integral part of these statements.

Notes to Unaudited Consolidated Financial Statements
Three and Nine Months ended June 30, 1995 and 1994
(Dollars in thousands, except per share amounts)         Williams Controls, Inc.



1.         Organization

           The Company includes its wholly-owned subsidiaries, Williams Controls Industries, Inc. ("Williams"); Kenco Williams, Inc. ("Kenco"); NESC Williams, Inc. ("NESC"); Williams Technologies, Inc. ("WTI"); Williams World Trade, Inc. ("WWT"); Aptek Williams, Inc. ("Aptek"); and its 80% owned subsidiaries Hardee Williams, Inc. ("Hardee") and Waccamaw Wheel Williams, Inc. ("Waccamaw").

           Williams   manufactures  heavy  vehicle  components  which  are  sold primarily in the heavy vehicle manufacturing industry for use in conjunction with diesel and alternative fuel applications. Williams' distribution is accomplished directly or through independent distributors. Kenco manufactures light-truck and utility vehicle accessories which are sold primarily through aftermarket distribution channels. NESC manufactures conversion kits to allow vehicles to use compressed natural gas and gas metering and regulating products. WTI performs research and development activities for the Company. WWT provides foreign sourcing for the Company. Aptek designs and manufactures microcircuits, cable assemblies and other electronic products. Hardee manufactures equipment for farming, landscaping and highway and park maintenance. Waccamaw manufactures rubber tail wheels used on equipment manufactured by Hardee.


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


3.         Inventories

                                                                  June 30,                         September 30,
                                                                      1995                                  1994
                                                                  --------                         -------------
           Raw material                                             $5,378                                $2,138
           Work-in-process                                           1,055                                   414
           Finished goods                                            5,910                                 4,055
                                                                    ------                                 -----
                                                                   $12,343                                $6,607
                                                                    ======                                 =====


           Inventories are valued at the lower of cost (first-in, first out) or market. Finished goods include component parts and finished product ready for shipment.

Notes to Unaudited Consolidated Financial Statements
Three and Nine Months ended June 30, 1995 and 1994
(Dollars in thousands, except per share amounts)         Williams Controls, Inc.



4.         Earnings per Share

           Earnings per share are based on the weighted average number of shares and common stock equivalent shares outstanding during the period assuming proceeds therefrom are used to purchase common stock at the average market price during the period (treasury stock method). The weighted average number of common shares used in computation of earnings per share were 18,000,000 and 17,600,000 for the three and nine months ended June 30, 1995 and 17,300,000 and 16,500,000 for the three and nine months ended June 30, 1994. Common stock equivalents which are antidilutive are not included in the earnings per share calculation.


5.         Note Receivable, Affiliate

           As previously reported, the Company had been providing a $7,000 revolving loan facility to Ajay Sports, Inc. ("Ajay") for Ajay's operating subsidiary. The loan to Ajay was recorded as a note receivable, affiliate in the Consolidated Balance Sheets at June 30, 1995. In July 1995 Ajay obtained an $8,500 credit facility which was used to pay off the $6,686 outstanding under the revolving loan provided by the Company.

           The Company has guaranteed Ajay's $8,500 credit facility and is charging Ajay a fee of 1/2 of 1% per annum of the outstanding loan amount for providing this guarantee. The Chairman and President of the Company is also Chairman and President of Ajay, and has guaranteed Ajay's obligation to the Company under the loan guarantee. The Company's joint venture agreement with Ajay, which provides the Company with manufacturing rights in certain Ajay facilities, continues through August 1, 2002.


6.         Investment in Affiliate

           In October 1994 the Company exercised options to acquire 4,117,647 shares of Ajay common stock through a reduction in the note receivable in the amount of $1,400, resulting in the Company owning approximately 18% of Ajay's then outstanding common stock.

           The investment in Ajay is recorded as an investment in affiliate in the unaudited Consolidated Balance Sheets net of the Company's equity interest of $222 in Ajay's loss for the nine-month period ending June 30, 1995. The Company is required to account for the investment in Ajay on the equity method due to common ownership by the Chairman and President of the Company who is also Chairman and President of Ajay.

Notes to Unaudited Consolidated Financial Statements
Three and Nine Months ended June 30, 1995 and 1994
(Dollars in thousands, except per share amounts)         Williams Controls, Inc.


7.         Debt

           In July 1995 the Company obtained a $30,000 credit facility to replace its previous financing package comprised of term loans of $8,600 and a revolving loan of $10,000. The Consolidated Financial Statements reflect the terms of the new credit facility.

           The $30,000 credit facility is a 3 year revolving loan which carries an interest rate at either the bank's prime rate or the Interbank Offering Rate (IBOR) plus 2% to 3% depending upon certain financial ratios. The Company has the option to borrow at the bank's prime rate or the IBOR plus rate. The Company has borrowed approximately $15,000 under the new credit facility with interest at 7.88% which is IBOR plus 2%.

           The Company has pledged substantially all of its assets as collateral for the credit facility. The Company is required to maintain a minimum net worth and maintain certain financial ratios. The loan agreement also contains certain restrictions that limit acquisitions, investments, payment of dividends, and capital expenditures.

8.         Acquisitions

           In February 1995 the Company acquired substantially all the assets of approximately $5,400 of Hardee Manufacturing Company, Inc. and the Waccamaw Wheel division of Red Bluff Grain and Farm Supply, Inc., of Loris, South Carolina. The acquisition was financed through a combination of the assumption of liabilities, debt and cash. Hardee is a manufacturer of equipment used in highway and park maintenance, landscaping and farming. Its product line includes sprayers, rotary cutters, discs, harrows and highway trailers. Waccamaw Wheel manufactures solid rubber tail wheels from recycled truck and bus tires that are sold to Hardee and other rotary cutter manufacturers. Hardee's and Waccamaw Wheel's products are sold primarily in the southeastern United States. The Company completed the acquisitions through two new subsidiaries each owned 80% by the Company and 20% by the seller. The acquisition has been accounted for as a purchase and, accordingly, the results of operations have been included in the Company's Consolidated Financial Statements from the purchase date. The unaudited results of operations on a proforma basis as though Hardee and Waccamaw had been acquired as of October 1, 1994 and 1993 are as follows:

                                                                     1995                1994
                                                                ---------           ---------
              Sales                                              $ 47,040            $ 33,859
              Net income                                            3,863               2,674
              Earnings per common share                               .22                 .16

       In April 1995 the Company completed the acquisition of the business assets of Aptek Technologies, Inc. of Deerfield Beach, Florida, for $1,400. In June 1995 the Company acquired the land and building comprising the Aptek operating facilities for $4,600. The $6,000 purchase price was a combination of cash of $4,200 and Company common stock valued at $1,800 (543,806 shares). Aptek designs and produces microcircuits, cable assemblies and other electronic products used in telecommunication, computer and medical industries. The acquisition has been accounted for as a purchase and, accordingly, the results of operations have been included in the Consolidated Statements of Operations from the purchase date.

Notes to Unaudited Consolidated Financial Statements
Three and Nine Months ended June 30, 1995 and 1994
(Dollars in thousands, except per share amounts)         Williams Controls, Inc.



9.     Segment Information

                                                       Three months      Three months       Nine months        Nine months
                                                              ended             ended             ended              ended
                                                      June 30, 1995      June 30,1994     June 30, 1995      June 30, 1994
                                                      -------------      ------------     -------------      -------------
       Net sales by classes of similar products
       Heavy vehicle components                             $ 9,488           $ 7,483           $26,434            $20,810
       Automotive accessories                                 4,685             3,857            12,915              9,613
       Landscape maintenance equipment                        2,404                 -             4,042                  -
       Electrical components                                  1,511                 -             1,511                  -
                                                             ------            ------            ------             ------
                                                             18,088            11,340            44,902             30,423
                                                             ======            ======            ======             ======

       Earnings from operations
       Heavy vehicle components                               2,290             1,653             6,199              4,090
       Automotive accessories                                    11               186               561                718
       Landscape maintenance equipment                          374                 -               539                  -
       Electrical components                                    147                 -               147                  -
                                                             ------            ------            ------             ------
                                                              2,822             1,839             7,446              4,808
                                                             ======            ======            ======             ======

       Identifiable assets
       Heavy vehicle components                                                                  24,190             21,614
       Automotive accessories                                                                    13,706             10,027
       Landscape maintenance equipment                                                            7,198                  -
       Electrical components                                                                      8,075                  -
                                                                                                 ------             ------
       Total assets                                                                              53,169             31,641
                                                                                                 ======             ======

       Capital expenditures
       Heavy vehicle components                                 125                 -               446                132
       Automotive accessories                                   114               107               399                223
       Landscape maintenance equipment                           35                 -                64                  -
       Electrical components                                     25                 -                25                  -
                                                             ------            ------            ------             ------
                                                                299               107               934                355
                                                             ======            ======            ------             ======

       Depreciation and amortization
       Heavy vehicle components                                 260               213               909                604
       Automotive accessories                                    50                41               137                109
       Landscape maintenance equipment                           29                 -                57                  -
       Electrical components                                     75                 -                75                  -
                                                            -------            ------            ------             ------
                                                           $    414           $   254           $ 1,178            $   713
                                                            =======            ======            ======             ======

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(Dollars in thousands, except per share amounts)         Williams Controls, Inc.



Financial Condition, Liquidity and Capital Resources

The Company's financial condition improved due to the strong operating results for the three and nine months ended June 30, 1995. The Company's increased operating earnings resulted from significant increases in sales while maintaining gross margins and operating expenses relative to sales. In addition, the new $30,000 credit facility obtained in July 1995 provides the Company increased borrowing capacity with lower cost of funds.

At June 30, 1995 the Company had working capital of $22,895 compared to $10,862 at September 30, 1994. During the nine months ended June 30, 1995, the Company's accounts receivable increased by $4,093 and inventories increased by $5,736 due primarily to the acquisitions of Hardee, Waccamaw and Aptek. The increase in accounts receivable and inventories was financed by increases in accounts payable and accrued expenses and debt.

As previously reported, the Company had been providing a $7,000 revolving loan facility to Ajay Sports, Inc. ("Ajay") for Ajay's operating subsidiary. The loan to Ajay is recorded as a note receivable, affiliate in the Consolidated Balance Sheets at June 30, 1995. In July 1995 Ajay obtained an $8,500 credit facility which was used to pay off the $6,686 loan provided by the Company. The Company has guaranteed Ajay's $8,500 credit facility and is charging Ajay a fee of 1/2 of 1% per annum of the outstanding loan amount for providing this guarantee. The Chairman and President of the Company is also Chairman and President of Ajay, and has guaranteed Ajay's obligation to the Company under the loan guarantee.

In July 1995 the Company obtained a $30,000 credit facility to replace its previous financing package comprised of term loans of $8,600 and a revolving loan of $10,000. The Consolidated Financial Statements reflect the terms of the new credit facility.

The $30,000 credit facility is a 3 year revolving loan which carries an interest rate at either the bank's prime rate or the Interbank Offering Rate (IBOR) plus 2% to 3% depending upon certain financial ratios. The Company has the option to borrow at the bank's prime rate or the IBOR plus rate. The Company has borrowed approximately $15,000 under the new credit facility with interest at 7.88% which is IBOR plus 2%.

The Company has pledged substantially all of its assets as collateral for the credit facility. The Company is required to maintain a minimum net worth and maintain certain financial ratios. The loan agreement also contains certain restrictions that limit acquisitions, investments, payment of dividends, and capital expenditures.

The Company anticipates that cash generated from operations and utilization of the credit facility will be sufficient to satisfy working capital and capital expenditure requirements for the foreseeable future and will provide the Company with financial flexibility to respond quickly to business opportunities, including opportunities for growth through internal development or through strategic joint ventures or acquisitions.

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(Dollars in thousands, except per share amounts)         Williams Controls, Inc.



Results of Operations
Three and nine months ended June 30, 1995 compared to the three and nine months ended June 30, 1994.

NET EARNINGS: Net earnings for the three months ended June 30, 1995 increased 43% to $1,421 or $.08 per share compared to $996 or $.06 per share for the same period in the prior year. Net earnings for the nine months ended June 30, 1995 increased 48% to $3,824 or $.22 per share compared to $2,585 or $.16 per share for the same period in the prior year.

SALES: Sales for the three months ended June 30, 1995 were $18,088 compared to $11,340 for the three months ending June 30, 1994, an increase of 60%. Heavy vehicle component sales, which accounted for 52% of sales for the three months ended June 30, 1995, increased 27% to $9,488 compared to $7,483 for the same period in the prior year. Automotive accessories sales, which accounted for 26% of sales for the three months ended June 30, 1995, increased 21% to $4,685 compared to $3,857 for the same period in the prior year. Sales of landscape maintenance equipment and electrical components accounted for 22% of sales for the three months ended June 30, 1995, as a result of acquisitions during this period.

Sales for the nine months ended June 30, 1995 increased 48% to $44,902 compared to $30,423 for the same period in the prior year. Heavy vehicle component sales, which accounted for 59% of sales for the three months ended June 30, 1995, increased 27% to $26,434 compared to $20,810 for the same period in the prior year. Automotive accessories sales, which accounted for 29% of sales for the three months ended June 30, 1995, increased 34% to $12,915 compared to $9,613 for the same period in the prior year. Sales of landscape maintenance equipment and electrical components accounted for 12% of sales for the three months ended June 30, 1995, as a result of acquisitions during this period.

GROSS MARGIN: Gross margin as a percentage of sales for both the three and nine months ended June 30, 1995 was 29% compared to a gross margin of 28% for the three and nine months ended June 30, 1994.

OPERATING EXPENSES: Operating expenses for the three months ended June 30, 1995 were $2,387 or 13% of sales compared to $1,383 or 12% of sales for the same period in the prior year. Operating expenses for the nine months ended June 30, 1995 were $5,540 or 12% of sales compared to $3,775 or 12% of sales for the same period in the prior year.

OTHER EXPENSES: Interest expense for the three and nine months ended June 30, 1995 increased to $745 and $1,652 compared to $304 and $721 for the three and nine months ended June 30, 1994, due primarily to debt incurred to finance acquisitions and higher interest rates.

                                    Part II


Item 6.  Exhibits and Reports on Form 8-K

         (a)    Exhibits

                Exhibit
                Number       Description
                -------      -----------
                10.1(a)      Loan  Agreement  dated July 25,  1995  between  the
                             Registrant  and  United  States  National  Bank  of
                             Oregon (the "US Bank Agreement").

                10.1(b)      Revolving Loan Note under the US Bank Agreement.

                10.1(c) Form of Guaranty under the US Bank Agreement, entered into by each of Aptek Williams, Inc.; Hardee Williams, Inc.; Kenco Williams, Inc.; NESC Williams, Inc.; Waccamaw Wheel Williams, Inc. and Williams Controls Industries, Inc.

                10.1(d) Form of Security Agreement of Registrant under the US Bank Agreement.

                10.1(e) Form of Subsidiary Security Agreement under the US Bank Agreement, entered into by each of Aptek
                             Williams, Inc.; Hardee Williams, Inc.; Kenco Williams, Inc.; NESC Williams, Inc.; Waccamaw Wheel Williams, Inc. and Williams Controls Industries, Inc.

                10.1(f) Line of Credit Trust Deed, Assignment of Rents, Security Agreement, and Fixture Filing given by Williams Controls Industries, Inc. under the US Bank Agreement.

                10.1(g) Contribution and Indemnity Agreement under US Bank Agreement, given by Registrant and Aptek Williams, Inc.; Hardee Williams, Inc.; Kenco Williams, Inc.; NESC Williams, Inc.; Waccamaw Wheel Williams, Inc. and Williams Controls Industries, Inc.

                10.2 Guaranty of the Registrant of the obligations of Ajay Sports, Inc. under its $8,500,000 line of credit with United States National Bank of Oregon.

                10.3 Amended and Restated Loan and Security Agreement, dated as of March 27, 1995, between Williams Controls Industries, Inc. and Ajay Leisure Products, Inc.

                27           Financial Data Schedule.

         (b)    Reports on Form 8-K

                A. Report on Form 8-K dated June 29, 1995 reported the following: Item 2. Acquisition or Disposition of Assets.

                            WILLIAMS CONTROLS, INC.

                                   Signature


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                  WILLIAMS CONTROLS, INC.




                                  By: /s/ Thomas W. Itin
                                     -----------------------------
                                     Thomas W. Itin, Chairman, President and CEO





                                  By: /s/ Dale J. Nelson
                                      ---------------------------
                                      Dale J. Nelson, Chief Financial Officer


















Date:  August 10, 1995

                            REVOLVING LOAN AGREEMENT


                  THIS REVOLVING LOAN AGREEMENT, dated as of July 25, 1995, by and between WILLIAMS CONTROLS, INC., a Delaware corporation (the "Borrower"), and UNITED STATES NATIONAL BANK OF OREGON, a national banking association.


                              W I T N E S S E T H:


                  BACKGROUND. The Borrower has requested the Bank to lend it up to the sum of $30,000,000 on a revolving loan basis, and the Bank is willing to do so upon the terms and conditions hereinafter set forth.

                  NOW, THEREFORE, in consideration of the promises herein contained, and each intending to be legally bound hereby, the parties agree as follows:


                                   SECTION I
                                  DEFINITIONS

                  1.1      Definitions.  As used herein:

                  "Accounts," "Chattel Paper," "Contracts," "Documents," "Equipment," "Fixtures," "General Intangibles," "Goods," "Instruments," and "Inventory" shall have the same respective meanings as are given to those terms in the Uniform Commercial Code as adopted and in effect in the state of Oregon.

                  "Affiliate" means, as to any Person, each other Person that directly, or indirectly through one or more intermediaries, controls, or is controlled by or under common control with, such Person.

                  "Agent Bank" has the meaning given to such term in Section 8.1 of this Agreement.

                  "Agreement" shall mean this Revolving Loan Agreement, as the same may, from time to time, be amended or supplemented.

                  "Banking Day" means a Business Day in which dealings in Dollars are carried out on the interbank market.

                  "Business Day" means a day other than a Saturday, a Sunday, or a day on which commercial banks in Portland, Oregon, are authorized to close.


                                                             XAA093AB/EXH10.1(a)

                  "Closing" has the meaning given to such term in Section 3.1 of this Agreement.

                  "Collateral" has the meaning given to such term in Section 4.1 of this Agreement.

                  "Collateral Documents" means the Deeds of Trust, Guaranty Agreements, the Security Agreements, and the documents, whether deliverable on or after the date of the Closing, required under Section IV.

                  "Consolidated" refers to the Borrower and its Subsidiaries.

                  "Current Assets" and "Current Liabilities" mean, at any time, all assets or liabilities, respectively, that should, in accordance with GAAP (as herein defined), be classified as current assets or current liabilities, respectively, on a Consolidated balance sheet of the Borrower; provided that any outstanding principal amount under the Revolving Loan shall not be included in "Current Liabilities."

                  "Debt" means (1) indebtedness or liability for borrowed money;
(2) obligations evidenced by bonds, debentures, notes, or other similar instruments; (3) obligations for the deferred purchase price of property or services; (4) obligations as lessee under capital leases; (5) current liabilities in respect of unfunded vested benefits under Plans covered by ERISA;
(6) obligations under letters of credit; (7) obligations under acceptance facilities; (8) all guaranties, endorsements (other than for collection or deposit in the ordinary course of business), and other contingent obligations to purchase, to provide funds for payment, to supply funds to invest in any Person or entity, or to otherwise assure a creditor against loss; and (9) obligations secured by any Liens, whether or not the obligations have been assumed.

                  "Deeds of Trust" means the mortgages or deeds of trust granted to the Bank covering the real property described in Exhibit 4.3 hereto.

                  "Dollars" means dollars in lawful money of the United States.

                  "Drawing" has the meaning given to such term in Section 2.13 of this Agreement.

                  "EBITDA" means the Borrower's Consolidated net income before interest, taxes, depreciation, and amortization.

                  "ERISA" means the Employee Retirement Income Security Act of 1974, as the same may from time to time be amended.

                                                             XAA093AB/EXH10.1(a)
                                     - 2 -

                  "Event of Default" has the meaning provided in Section 7.1.

                  "Financial Statements" means the Consolidated balance sheets of the Borrower as of September 30, 1992, September 30, 1993, September 30, 1994, and March 31, 1995, the Consolidated statements of operations and Consolidated statement of stockholders' equity, and the Consolidated statements of cash flows, and notes thereto, of the Borrower for the years, or quarter, ended on such dates, which, with respect to those statements for the periods ended September 30, 1992, 1993, and 1994, have been certified by Gelfond Hochstadt Pangburn & Co. to present fairly the consolidated financial position and results of operations of the Borrower at such dates and for such periods in accordance with GAAP.

                  "Fiscal Quarter" means the Borrower's fiscal quarter.

                  "GAAP" means generally accepted accounting principles.

                  "Guarantor" means each and any of the following Persons (each a Delaware corporation) and such other Persons who may become guarantors of this credit facility:

                  Aptek Williams, Inc.
                  Hardee Williams, Inc.
                  Kenco Williams, Inc.
                  NESC Williams, Inc.
                  Waccamaw Wheel Williams, Inc.
                  Williams Controls Industries, Inc.

                  "Guaranty Agreement" means with respect to each Guarantor, a duly authorized and executed agreement in the form of Exhibit B, attached hereto.

                  "IBOR" means, in respect to any Interest Period, the rate per annum (computed on the basis of a 360-day year and the actual number of days elapsed) equal to the arithmetic average (rounded upward to the nearest 1/16 of 1 percent) of the rates per annum determined by the Bank at approximately 9:00 a.m., Portland, Oregon, time on the date two (2) Business Days prior to the first day of the applicable IBOR Interest Period as the rates offered to the Bank by three Eurodollar money market dealers in such Eurodollar market as may be selected by the Bank for U.S. dollar deposits to be delivered on the first day of such IBOR Interest Period for the number of months therein; provided, however, that the Bank's IBOR Rate shall be adjusted to take into account the maximum reserves required to be maintained for Eurocurrency liabilities by banks during each such IBOR Interest Period as specified in Regulation D of the Board of Governors of the Federal Reserve System or any successor regulation.


                                                             XAA093AB/EXH10.1(a)
                                     - 3 -

                  "IBOR Loan" means any Loan from time to time for which interest thereon is to be computed on the basis of the IBOR Rate.

                  "IBOR Rate" means, in respect to any IBOR Loan, a rate per annum equal to the sum of IBOR for the Interest Period for which interest is to be determined at the IBOR Rate, plus a spread based on the following ratio, computed as of the end of the most recent Fiscal Quarter for which financial statements have been provided to the Bank pursuant to Section 6.1 of this
Agreement:

                       Ratio of
                     Debt to EBITDA                                 Spread

         Less than 2.0:1                                        200 basis points
         Less than 3.0:1                                        250 basis points
         Greater than or equal to 3.0:1                         300 basis points

                  "Increased  Costs"  has the  meaning  given  to  such  term in
Section 2.6.

                  "Interest Rates" means the Prime Rate or the IBOR Rate, as applicable.

                  "Interest Period" means, as to any IBOR Loan, the period commencing on and including the date of such Loan (or on the effective date of the election pursuant to Section 2.5(B) by which such Loan became an IBOR Loan) and ending on and including the day preceding the same day (or if there is no such same day, the day preceding the last day) in the 1st, 2nd, or 3rd calendar month thereafter, as selected by the Borrower in accordance with Section 2.5(B), and thereafter such period commencing on and including the day immediately following the last day of the then ending Interest Period for such Loan and ending on and including the day preceding the day corresponding to the first day of such Interest Period (or if there is no such corresponding day, the day preceding the last day), in the 1st, 2nd, or 3rd calendar month thereafter, as so selected by the Borrower; provided, however, that if any such Interest Period would otherwise end on a day prior to a day that is not a Banking Day it shall be extended so as to end on the day prior to the next succeeding Banking Day unless the same would fall in a different calendar month, in which case such Interest Period shall end on the day preceding the first Banking Day preceding such next succeeding Banking Day.

                  "Laws" means all ordinances, statutes, rules, regulations, orders, injunctions, writs, or decrees of any government or political subdivision or agency thereof, or any court or similar entity established by any thereof.


                                                             XAA093AB/EXH10.1(a)
                                     - 4 -

                  "Letter of Credit" means each Letter of Credit issued pursuant to Section 2.12.

                  "Letters of Credit Outstanding" means the sum of (a) the aggregate Stated Amount of all outstanding Letters of Credit plus (b) the aggregate principal amount of all Unpaid Drawings.

                  "Lien" means any mortgage, deed of trust, pledge, security interest, hypothecation, assignment, deposit arrangement, encumbrance, lien (statutory or other), or preference, priority, or other security agreement or preferential arrangement, charge, or encumbrance of any kind or nature whatsoever (including, without limitation, any conditional sale or other title retention agreement, any financing lease having substantially the same economic effect as any of the foregoing, and the filing of any financing statement under the Uniform Commercial Code or comparable law of any jurisdiction to evidence any of the foregoing).

                  "Loan Availability Limit" means 3.5 times trailing twelve (12) months' EBITDA minus the sum of the amount of the Borrower's Consolidated Debt other than the Borrower's guaranty of a $5,000,000 line of credit with the Bank in favor of Ajay Sports, Inc.

                  "Loans"  means the  amounts  outstanding  under the  Revolving
Loan.

                  "Note" means the Revolving Loan note.

                  "Obligations" means the obligation of the Borrower:

                  (A) To pay the principal of, and interest on, the Note in accordance with the terms thereof; to satisfy Borrower's obligations under its guaranty to the Bank of indebtedness of Ajay Sports, Inc., in accordance with the terms thereof; and to satisfy all of Borrower's other liabilities to the Bank, whether hereunder or otherwise, whether now existing or hereafter incurred, matured or unmatured, direct or contingent, joint or several, including any extensions, modifications, renewals thereof and substitutions therefor;

                  (B) To repay to the Bank all amounts advanced by the Bank hereunder or otherwise on behalf of the Borrower, including, but without limitation, advances for principal or interest payments to prior secured parties, mortgagees, or lienors, or for taxes, levies, insurance, rent, or repairs to, or maintenance, or storage of, any of the Collateral; and

                  (C) To reimburse the Bank, on demand, for all of the Bank's expenses and costs, including the reasonable fees and expenses of its counsel, in connection with the preparation,

                                                             XAA093AB/EXH10.1(a)
                                     - 5 -
administration, amendment, or modification of this Agreement and the documents required hereunder, and all expenses and costs in connection with the enforcement of this Agreement and the documents required hereunder, including (without implied limitation) any proceeding brought, or threatened, to enforce payment of any of the obligations referred to in the foregoing paragraphs (A) and (B).

                  "Permitted Liens" means:

                  (A) Liens for taxes, assessments, or similar charges, incurred in the ordinary course of business that are not yet due and payable;

                  (B)      Liens in favor of the Bank securing the Obligations;

                  (C) Liens of mechanics, materialmen, warehousemen, carriers, or other like liens, securing obligations incurred in the ordinary course of business that are not yet due and payable;

                  (D) Encumbrances consisting of zoning restrictions, easements, or other restrictions on the use of real property, none of which materially impairs the use of such property by the Borrower in the operation of its business, and none of which is violated in any material respect by existing or proposed structures or land use;

                  (E) Existing liens set forth or described on Exhibit F, attached hereto and made a part hereof, or renewals or extensions thereof; and

                  (F) The following, if the validity or amount thereof is being contested in good faith by appropriate and lawful proceedings, so long as levy and execution thereon have been stayed and continue to be stayed and they do not, in the aggregate, materially detract from the value of the property, or materially impair the use thereof in the operation of the business:

                  (1) Claims or liens for taxes, assessments, or charges due and payable and subject to interest penalty;

                  (2) Claims, liens, and encumbrances upon, and defects of title to, real or personal property, including any attachment of personal or real property or other legal process prior to adjudication of a dispute on the merits;

                  (3) Claims or liens of mechanics, materialmen, warehousemen, carriers, or other like liens; and

                                                             XAA093AB/EXH10.1(a)
                                     - 6 -

                  (4) Adverse judgments on appeal (or pending appeal prior to the deadline for notice of appeal).

                  "Person" means any individual, corporation, partnership, limited liability company, association, joint-stock company, trust, unincorporated organization, joint venture, court or government, or political subdivision or agency thereof.

                  "Post-Default Rate" means a rate of interest per annum equal to the Prime Rate plus two and one-half percent (2 1/2%), but, as to outstanding IBOR Loans, not less than two percent (2%) above any IBOR Rate then in effect on any IBOR Loan.

                  "Prime Loan" means any Loan during such time and, from time to time, that interest is to be computed thereon on the basis of the Prime Rate.

                  "Prime Rate" means the rate of interest periodically established by the Bank as its "prime rate," as such rate may change, from time to time. The Prime Rate is not necessarily the lowest rate of interest that the Bank collects from any borrower or group of borrowers.

                  "Proportionate Share" means, at any time and as to any lender, the percentage derived by dividing: (A) the unpaid principal amount of Loans owing to that lender by the aggregate unpaid principal amount of all loans; or
(B) if none of the Loans is outstanding, such lender's Maximum Commitment by the Maximum Commitment of all the lenders.

                  "Records" means correspondence, memorandums, tapes, discs, papers, books, and other documents, or transcribed information of any type, whether expressed in ordinary or machine language, wheresoever the same may be located, and whether or not the same are in the possession of the Borrower or another.

                  "Regulatory Change" means, as to the Bank, any change after the date of this Agreement in United States federal, state, or foreign, laws or regulations or the adoption or making after such date of any interpretation, directives, or requests, applying to a class of banks including the Bank, of or under any United States federal or state, or foreign, laws or regulations (whether or not having the force of law) by any court or governmental authority charged with the interpretation or administration thereof.

                  "Reportable Event" and "Prohibited Transaction" have the meanings given to those terms under ERISA.

                  "Required Number" means: in the case of notices hereunder (i) relative to borrowings, prepayments, elections of the IBOR Rate, selections of Interest Periods for, or other

                                                             XAA093AB/EXH10.1(a)
                                     - 7 -
transactions in respect of, IBOR Loans: two (2) Banking Days; or (ii) relative to all transactions in respect of Prime Loans; by 1 p.m., Portland, Oregon, time of the same Business Day: it being understood, however, that in the case of notices involving transactions in respect of more than one type of Loan (such as a change in type of Loan in accordance with Section 2.5(B)), "Required Number" means that number of days, as indicated above in respect of the Loans involved, which would constitute the longest applicable period of time.

                  "Review Date" means March 31 of each year, beginning in 1996.

                  "Revolving Loan" means the loan to be made pursuant to Section 2.3.

                  "Revolving Loan Commitment" means the undertaking of the Bank to fund the Revolving Loan in accordance with the terms and conditions hereof, in a principal amount not to exceed, at any one time outstanding, the lesser of $30,000,000 or the Loan Availability Limit.

                  "Revolving Loan Note" means the promissory note substantially in the form of Exhibit A, attached hereto and made a part hereof, executed with appropriate insertions.

                  "Revolving Loan Termination Date" means June 30, 1998; provided, however, that the Bank in its sole discretion may extend the Revolving Loan Termination Date for a period of one (1) year on the Review Date of each year commencing March 31, 1996, upon written request of the Borrower by certified mail, as provided in Section 9.5, on or before January 15 of the same year. On or before March 31, the Bank may extend the time by which it must respond to the Borrower's request by up to ninety (90) days after the current Review Date, by delivering to the Borrower, by certified mail, as provided in
Section 9.5, a notice of extension. If the Bank does not respond to the Borrower's request by certified mail, as provided in Section 9.5, on or before the Review Date of such year, or any extension thereof, the Revolving Loan Commitment shall terminate on Revolving Loan Termination Date. If more than one bank is involved with this credit and less than all banks agree to extend by the Review Date, or any extension thereof, the Borrower or any bank may decline to enter into any extension. Nothing herein shall be interpreted to limit the right of the Bank to accelerate the Loans pursuant to Section 7.2.

                  "Security Agreements" means duly authorized and executed agreements of the Borrower and the Guarantors in the form of Exhibits C and D, attached hereto.


                                                             XAA093AB/EXH10.1(a)
                                     - 8 -

                  "Stated Amount" of each Letter of Credit means the maximum amount available to be drawn thereunder.

                  "Stockholders' Equity" means, at any time, the sum of the following accounts set forth on a Consolidated balance sheet of the Borrower, prepared in accordance with GAAP: (A) the par or stated value of all outstanding capital stock; (B) capital surplus; and (C) retained earnings.

                  "Subsidiaries" means each Person in which the Borrower owns a controlling (more than fifty percent (50%)) interest.

                  "Tangible Net Worth" means, at any time, Stockholders' Equity, less the sum of all amounts that are included as assets on the Consolidated balance sheet of the Borrower used to calculate such Stockholders' Equity and that represent:

                  (A)  Any  surplus   resulting  from  any  write-up  of  assets
subsequent to September 30, 1994;

                  (B) Goodwill, including any amounts, however designated on such balance sheet, representing the excess of the purchase price paid for assets or stock acquired over the value assigned thereto on the books of the Borrower;

                  (C)      Patents, trademarks, trade names, and
         copyrights;

                  (D)      Shares of capital stock of the Borrower
         (treasury stock);

                  (E)      Loans and advances to stockholders,
         directors, or officers;

                  (F)      Deferred expenses (excluding prepaid
         expenses); and

                  (G) Any other intangible property of the Borrower that should be classified as such on a balance sheet of the Borrower in accordance with GAAP.

                  "Unpaid Drawing" has the meaning given to such term in Section
2.13 of this Agreement.

                  1.2 Accounting. Accounting terms used and not otherwise defined in this Agreement have the meanings determined by, and all calculations with respect to accounting or financial matters unless otherwise provided herein shall be computed in accordance with, GAAP. If after the date of this Agreement any change occurs in GAAP that affects any of the Borrower's covenants, such covenants shall be adjusted accordingly.


                                                             XAA093AB/EXH10.1(a)
                                     - 9 -

                                   SECTION II
                                    THE LOAN

                  2.1 Disbursements of the Loan. The Bank shall credit the proceeds of the Loan in funds immediately available in Portland, Oregon, to the Borrower's deposit account with the Bank, and the Borrower shall use the proceeds of the Revolving Loan as provided in Section 6.1(A).

                  2.2 Fees. The Borrower shall pay the Bank a commitment fee of 3/8 of one percent (.375%) per annum of the unused portion of the Revolving Loan Commitment, payable quarterly in arrears from the date of the Closing (prorated where applicable, including for the period from the Closing through September 30, 1995) and on the Revolving Loan Termination Date.

                  2.3 The Revolving Loan. Subject to the terms hereof, the Bank shall lend the Borrower, from time to time until the Revolving Loan Termination Date, such sums as the Borrower may request by not less than the Required Number of days' notice to the Bank, but which shall not exceed, in the aggregate principal amount at any one time outstanding, the lesser of: (a) the Revolving
Loan Commitment or (b) the Loan Availability Limit, each less the sum of any Letters of Credit Outstanding. The Borrower may borrow, repay without penalty or premium (except as is specified hereafter with respect to IBOR Loans), and reborrow hereunder, from the date of this Agreement until the Revolving Loan Termination Date, either the full amount of the Revolving Loan Commitment or any lesser sum that is permitted hereunder. The outstanding principal amount of the Revolving Loan shall at no time exceed the limitations set forth in this Section 2.3, and if, at any time, an excess shall for any reason exist, the full amount of such excess, together with accrued and unpaid interest thereon as herein provided, shall be immediately due and payable in full. All outstanding principal and interest hereunder shall be due and payable to the Bank on the Revolving Loan Termination Date. The Bank's Revolving Loan Commitment shall be evidenced by the Revolving Loan Note, maturing on the Revolving Loan Termination Date.

                  2.4 Prepayment and Conversion. Upon the Required Number of days' notice to the Bank, the Borrower may, without the payment of penalty or premium (except as provided below), prepay the principal of the Loans or voluntarily convert the applicable Interest Rate of any Loan prior to the termination of the applicable Interest Period in whole or, from time to time, in part; provided, however, that IBOR Loans may not be prepaid or converted during an Interest Period.


                                                             XAA093AB/EXH10.1(a)
                                     - 10 -

                  2.5      Interest Rate and Payments of Interest.

                  (A) Interest on all Loans shall be calculated on the basis of a 360-day year, counting the actual number of days elapsed. Interest on the outstanding principal balance of the Loans shall accrue for each day at either the Prime Rate for such day or the IBOR Rate for the Interest Period which includes such day, all as elected and specified (including specification as to length of Interest Period, as permitted by the definition of that term, with respect to any election of the IBOR Rate) by the Borrower in accordance with
Section 2.5(B); provided that:

                  (1) In the absence of an election by the Borrower of the IBOR Rate, or, having made such election but upon the Required Number of days prior to the end of the then current Interest Period the Borrower fails or is not entitled under the terms of this Agreement to elect to continue such Interest Rate and specify the applicable Interest Period therefor, then upon the expiration of such then current Interest Period, interest on the Loan shall accrue for each day at the Prime Rate for such day, until the Borrower, pursuant to Section 2.5(B), validly elects a different Interest Rate and specifies the Interest Period for the Loan; and

                  (2) Interest on each Revolving Loan made less than thirty (30) days before the Revolving Loan Termination Date shall accrue for each day at the Prime Rate for such day.

                  (B) By at least the Required Number of days prior to the Closing, the Borrower shall select the initial Interest Rate to be charged on Loans disbursed at the Closing and from time to time thereafter the Borrower may elect, on at least the Required Number of days' irrevocable prior notice to the Bank, an initial Interest Rate for any Loan, or to change the Interest Rate on any Loan to any other Interest Rate (including, when applicable, the selection of the Interest Period); provided that (i) with respect to the Revolving Loan, the Borrower shall not select any Interest Period applicable to such portion that extends beyond the Revolving Loan Termination Date; (ii) no such change from the IBOR Rate to another Interest Rate shall become effective on a day other than the day, which must be a Business Day and a Banking Day, next following the last day of the Interest Period last in effect for such IBOR Loan;
(iii) any such change made on a date on which principal of the Loan is scheduled to be paid shall be made only after such payment shall have been made; (iv) with respect to the Revolving Loan, any elections made by the Borrower to the IBOR Rate shall be in an amount not less than $500,000, with increments of $100,000 thereafter; and (v) the

                                                             XAA093AB/EXH10.1(a)
                                     - 11 -
first day of each Interest Period as to an IBOR Loan shall be a Banking Day and a Business Day.

                  (C) Interest on IBOR Loans is payable monthly during the applicable IBOR Interest Period on the last day of the IBOR Interest Period (and, in the case of IBOR Loans of two or three months, on each prior monthly anniversary thereof). Interest on all Loans other than IBOR Loans, shall be paid on the last day of each month and on the date the principal of such Loans shall be due (at stated maturity, on acceleration, or otherwise). Payments falling due on a day that is not a Business Day shall become due on the next following Business Day.

                  (D) Interest on past-due principal shall accrue at the Post-Default Rate until such principal is paid in full and shall be payable upon demand by the Bank.

                  (E) The Bank shall notify the Borrower of the current IBOR Rate from time to time upon request by the Borrower.

                  (F) It is the intention of the parties hereto to conform strictly to applicable usury laws as in effect from time to time. Accordingly, if any transactions contemplated hereby would be usurious under applicable law (including the laws of the United States of America, or of any other jurisdiction whose laws may be mandatorily applicable), then, in that event, notwithstanding anything to the contrary in this Agreement, or any other agreement entered into in connection with this Agreement, it is agreed that the aggregate of all consideration that constitutes interest under applicable law that is contracted for, charged, or received under this Agreement, or under any of the other aforesaid agreements or otherwise in connection with this Agreement shall under no circumstances exceed the maximum amount of interest allowed by applicable law, and any excess shall be credited to the Borrower by the Bank (or, if such consideration shall have been paid in full, such excess refunded to the Borrower by the Bank).

                  2.6      Increased Cost of Loans.

                  (A) Notwithstanding any other provision herein, if as a result of any Regulatory Change

                  (1) the basis of taxation of payments to the Bank of the principal of, or interest on, any IBOR Loan or any other amounts due under this Agreement in respect of any such IBOR Loan (except for taxes imposed on the overall net income of the Bank, and franchise or other taxes imposed generally on the Bank, by the jurisdiction (or any political subdivision therein) in which the Bank has its principal office if such other taxes do not

                                                             XAA093AB/EXH10.1(a)
                                     - 12 -
                  specifically affect the cost to the Bank of making the Loans) is changed;

                  (2) any reserve, special deposit, or similar requirement (including without limitation any reserve requirement under regulations of the Board of Governors of the Federal Reserve System) against assets of, deposits with, or for the account of, or credit extended by the Bank, is imposed, increased, modified, or deemed applicable; or

                  (3) any other condition affecting this Agreement or any IBOR Loan is imposed on the Bank or (in the case of IBOR Loans) the interbank market;

and the result of any of the foregoing is to increase the cost to the Bank of making or maintaining any such IBOR Loan or to reduce the amount of any sum received or receivable by the Bank hereunder in respect thereof (and such increase or reduction shall not have been compensated by a corresponding increase in the interest rate applicable to the respective Loans), by an amount deemed by the Bank to be material (such increases in cost and reductions in amounts receivable being herein called "Increased Costs"), then the Borrower shall pay to the Bank, upon demand made by the Bank, such additional amount or amounts as will compensate the Bank for those Increased Costs. A certificate of the Bank setting forth the basis for the determination of such amount necessary to compensate the Bank as aforesaid shall be delivered to the Borrower by the Bank and shall be conclusive, save for manifest error, as to such determination and such amount. In the event the Bank demands payment of Increased Costs under this subsection (A), the Borrower may elect to prepay any Loan (without prepayment penalty or premium, except for the Bank's costs actually incurred, including, without limitation, penalties payable to third parties) or terminate all or any portion of any unused Revolving Loan Commitment under this Agreement.

                  (B) Notwithstanding the foregoing provisions of this Section 2.6, in the event that by reason of any Regulatory Change the Bank either (i) incurs Increased Costs based on, or measured by, the excess above a specified level of the amount of a category of deposits or other liabilities of the Bank that includes deposits by reference to which the interest rate on IBOR Loans is determined as provided in this Agreement or a category of extensions of credit or other assets of the Bank that includes IBOR Loans or (ii) becomes subject to restrictions on the amount of such a category of liabilities or assets that it may hold, then, if the Bank so elects by notice to the Borrower, the obligation of the Bank to make or convert Loans of any other type

                                                             XAA093AB/EXH10.1(a)
                                     - 13 -
into IBOR Loans hereunder shall be suspended until the earlier of the date such Regulatory Change ceases to be in effect or the date the Borrower and the Bank agree upon an alternative method of determining the interest rate payable by the Borrower on such IBOR Loans, and all IBOR Loans of the Bank then outstanding shall be converted into a Prime Loan (if not otherwise prohibited under the terms of this Agreement) at the Borrower's option, and at any time thereafter borrowings from the Bank shall be of Prime Loans (if not otherwise prohibited under the terms of this Agreement) at the Borrower's option, in accordance with the election procedures set forth in Section 2.5(B); provided, however, that to the effective date of such election, interest shall be calculated at the Prime Rate.

                  (C) The Bank agrees that upon the occurrence of any Regulatory Change giving rise to the operation of the first paragraph of this Section 2.6, it will, if requested by the Borrower and to the extent permitted by law or by the relevant government authority, for a period of thirty (30) days endeavor in good faith to avoid or minimize the increase in cost or reduction in amount receivable resulting from such Regulatory Change; provided, however, that such change can be made in such a manner that the Bank, in its sole determination, suffers no economic, legal, regulatory, or other disadvantage. Any expense incurred by the Bank in so doing shall be paid by the Borrower (on a pro rata basis with all of the Bank's other borrowers obligated to contribute to such expense) on delivery to the Borrower of a certificate as to the amount of such expense, which certificate shall be conclusive in the absence of manifest error. Nothing in this paragraph shall affect or postpone the obligations of the Borrower set forth in any other paragraph of this Section 2.6.

                  2.7 Substitute Rate. Anything herein to the contrary notwithstanding, if within two (2) Banking Days prior to the first day of any Interest Period for an IBOR Loan the Bank is not, for any reason whatsoever, quoted rates for the offering of Dollars for deposit with it in the interbank market for a period and amount relevant to the computation of the rate of interest on IBOR Loans for such Interest Period, the Bank shall give the Borrower prompt notice thereof and on what would otherwise be the first day of such Interest Period such Loans shall be made as, or, as the case may be, repaid and made as Prime Loans (if not otherwise prohibited under the terms of this Agreement), at the Borrower's option in accordance with the election procedures set forth in Section 2.5(B); provided, however, that prior to the effective date of such election, interest shall be calculated at the Prime Rate.

                  2.8 Change of Law. Notwithstanding any other provision herein, in the event that any change in any applicable law, rule or regulation or in the interpretation or

                                                             XAA093AB/EXH10.1(a)
                                     - 14 -
administration thereof shall make it unlawful for the Bank to (i) honor any commitment it may have hereunder to make any IBOR Loan, then such commitment shall terminate, or (ii) maintain any IBOR Loan, then all IBOR Loans then outstanding shall be repaid to the extent such change requires repayment (in each case without premium or penalty, except for the Bank's costs actually incurred, including, without limitation, penalties payable to third parties in connection with prepayment of an IBOR Loan) and made as Prime Loans (if not otherwise prohibited under the terms of this Agreement) at the Borrower's option in accordance with the election procedures set forth in Section 2.5(B); provided, however, that prior to the effective date of such election, interest shall be calculated at the Prime Rate. Any remaining commitment of the Bank hereunder to make IBOR Loans (but not other Loans) shall terminate forthwith and borrowings shall be by way of Prime Loans as provided herein. Upon the occurrence of any such change, the Bank shall promptly notify the Borrower thereof, and shall furnish to the Borrower in writing evidence thereof certified by the Bank.

                  Any repayment or conversion of any IBOR Loan which is required under this Section 2.8 or under 2.5(B) shall be effected by payment thereof, together with accrued interest thereon, on demand, and concurrently there shall occur the borrowing of the corresponding Prime Loan as provided herein.

                  If any repayment to the Bank of any IBOR Loan (including conversions thereof) is made under this Section 2.8 on a day other than a day otherwise scheduled for a payment of principal or of interest on such Loan, the Borrower shall pay to the Bank upon its request such amount or amounts as will compensate it for the amount by which the rate of interest on such Loan immediately prior to such repayment exceeds the stated rate of interest on relending or reinvesting the funds received in connection with such prepayment, in each case for the period from the date of such prepayment to the Banking Day next succeeding the last day of such then current Interest Period, all as determined by the Bank in its good faith discretion.

                  2.9 Failure to Borrow. The Borrower shall indemnify and hold harmless the Bank in respect of any funding costs and/or losses in the event that any borrowing of which the Bank is notified pursuant to Section 2.10, relative to IBOR Loans shall not be consummated because of the Borrower's failure to satisfy one or more of the applicable conditions precedent in Section III or because the Borrower fails to borrow at the specified time.

                  2.10 Manner of Borrowing. The Borrower shall give the Bank at least the Required Number of days' prior notice of each borrowing hereunder, specifying the amount, date, any election as between the Prime Rate and the IBOR Rate, and any selection of the applicable Interest Period. Such notice may be oral. If the

                                                             XAA093AB/EXH10.1(a)
                                     - 15 -

Borrower elects to give oral notice, it shall bear the risk of embezzlement and action by unauthorized persons other than the employees and agents of the Bank.

                  2.11 Payment to the Bank. All payments of interest on, and principal of, the Loans, all fees, and all other sums payable to the Bank hereunder shall be paid directly to the Bank in funds immediately available in Portland, Oregon, on the dates specified hereunder, or if any such date is not a Business Day, then on the next succeeding Business Day, in such currency of the United States of America as is, at the time of payment, legal tender for the payment of public and private debts. The Bank may, in its sole discretion, elect to charge the general deposit account of the Borrower with the Bank with principal and interest payments due hereunder, and shall give the Borrower contemporaneous notice of such charges. The Bank shall send the Borrower statements of all amounts due hereunder for interest, principal, and fees.

                  2.12     Letters of Credit.

                  (A) Subject to and upon the terms and conditions set forth herein, the Bank (or, if the loan is syndicated, the Agent Bank) will issue, within five (5) Business Days after receipt of a written application of the Borrower in substantially the form of Exhibit E-1 hereto (or such other application form as the Bank may designate), at any time and from time to time on or after the Closing and prior to the Revolving Loan Termination Date, for the account of the Borrower or its Subsidiaries, one or more documentary or standby letters of credit which will not exceed $2,000,000 in the aggregate at any time (each a "Letter of Credit").

                  (B) Notwithstanding the foregoing, (i) no Letter of Credit will be issued the Stated Amount of which, when added to the sum of the outstanding aggregate principal amount of the Revolving Loan and Letters of Credit Outstanding at such time, would exceed the lesser of the Revolving Loan Commitment or the Loan Availability Limit, (ii) each Letter of Credit will by its terms terminate, or provide an opportunity for prospective cancellation, not later than the Revolving Loan Termination Date, and (iii) each Letter of Credit request will be subject to separate approval by the Bank prior to issuance of the Letter of Credit.

                  2.13     Agreement to Repay Letter of Credit Drawings.

                  (A) The Borrower hereby agrees to reimburse the Bank, by making payment in immediately available funds, for any payment or disbursement made by the Bank under any Letter of Credit (each such amount, so paid or disbursed until reimbursed, an "Unpaid Drawing") immediately after, and in any event on the date of, such payment or disbursement, with interest on the amount so paid

                                                             XAA093AB/EXH10.1(a)
                                     - 16 -
or disbursed by the Bank, to the extent not reimbursed (including a reimbursement pursuant to an advance made in accordance with the last sentence of this Section 2.13(A)) on the date of such payment or disbursement, from and including the date paid or disbursed to but not including the date the Bank is reimbursed therefor at a rate per annum equal to the Post-Default Rate, such interest also to be payable on demand. At the time that any drawing under a Letter of Credit (each a "Drawing") is made, the Bank shall automatically and without notice but subject to the satisfaction of the conditions specified in
Section III, make an advance in the amount of such Drawing (to the extent such advance is then permitted to be outstanding pursuant to Section 2.3), the proceeds of which will be applied directly by the Bank to reimburse such Drawing.

                  (B) The Borrower's obligations under this Section 2.13 to reimburse the Bank with respect to Unpaid Drawings (including, in each case, interest thereon) will be absolute and unconditional under any and all circumstances and irrespective of any setoff, counterclaim, or defense to payment which the Borrower may have or have had against the Bank, including, without limitation, any defense based upon the failure of any Drawing to conform to the terms of the Letter of Credit or any nonapplication or misapplication by the beneficiary of the proceeds of such Drawing.

                  2.14 Letter of Credit Fee. Upon issuance and during the term of each Letter of Credit, the Borrower shall pay the Bank (for its own account, and not to be shared with other lenders) on demand such standard fees as may be charged by the Bank to its customers in connection with such Letters of Credit, unless modified in Exhibit E-2, hereto. The Bank will automatically charge the general deposit account of the Borrower with the Bank with any amount due hereunder. The fees currently charged by the Bank are as set forth in Exhibit E-2 hereto.

                  2.15 Payments To and From the Agent Bank. If this loan is syndicated, promptly upon the occurrence of any Unpaid Drawing under any Letter of Credit, the Agent Bank shall give each other lender notice of such Unpaid Drawing, specifying such lender's Proportionate Share thereof. Upon receipt of such notice, each lender shall promptly pay its pro rata portion of such Unpaid Drawing to the Agent Bank at the Agent Bank's office in funds immediately available in Portland, Oregon. Upon receipt by the Agent Bank of payments in respect of Unpaid Drawings, the Agent Bank shall disburse such payments to each lender in accordance with its Proportionate Share or as otherwise provided hereunder.



                                                             XAA093AB/EXH10.1(a)
                                     - 17 -

                                  SECTION III
                              CONDITIONS PRECEDENT

                  The obligation of the Bank to make the Loans and of the Bank to issue Letters of Credit hereunder is subject to satisfaction or waiver of the following conditions precedent:

                  3.1 Documents Required for the Closing. The Borrower shall have duly delivered to the Bank, prior to the initial disbursement of the Loans (the "Closing"), the following, where applicable, duly completed and executed:

                  (A) The Revolving Loan Note payable to the order of the Bank;

                  (B)      The Financial Statements;

                  (C) The financing statements and all other documents required by Section 4.5;

                  (D) A certified (as of the date of the Closing) copy of resolutions of the boards of directors of the Borrower and the Guarantors authorizing the execution, delivery and performance of this Agreement, the Note, the Collateral Documents, and each other document to be delivered pursuant hereto;

                  (E) A certified (as of the date of the Closing) copy of the bylaws of each of the Borrower and the Guarantors;

                  (F) A certificate (dated the date of the Closing) of the corporate secretary of each of the Borrower and the Guarantors as to the incumbency and signatures of the officers of the Borrower and each of the Guarantors signing this Agreement, the Note, the Collateral Documents, and each other document to be delivered pursuant hereto;

                  (G) Copies, certified as of the most recent date practicable by the Secretary of State of Delaware, of the Borrower's and its Subsidiaries' certificates of incorporation, together with a certificate (dated the date of the Closing) of the corporate secretary of the Borrower and each of its Subsidiaries to the effect that their respective certificates of incorporation have not been amended since the date of the aforesaid certification;

                  (H) Certificates, as of the most recent dates practicable, of the aforesaid Secretary of State, the Secretary of State of each state in which the Borrower and its Subsidiaries are qualified as foreign corporations, and the department of revenue or taxation of each of the

                                                             XAA093AB/EXH10.1(a)
                                     - 18 -
foregoing states, as to the good standing of the Borrower and its Subsidiaries;

                  (I) A written opinion of the law firm of Friedlob Sanderson Raskin Paulson & Tourtillott, L.L.C., legal counsel for the Borrower and the Guarantors, dated the date of the Closing and addressed to the Bank, in substantially the form of Exhibit G hereto and otherwise in form and content satisfactory to the Bank and its counsel;

                  (J) A certificate, dated the date of the Closing, signed by the president or a vice president of the Borrower, and to the effect that:

                  (1) The  representations  and  warranties set forth in Section
         5.1 are true as of the date of the certificate; and

                  (2) No Event of Default hereunder, and no event which, with the giving of notice or passage of time or both, could become such an Event of Default, has occurred as of such date;

                  (K)  Certified  copies of the insurance  policies  required by
Section 6.1(D) under which the Bank is listed as payee, together with appropriate endorsements;

                  (L) A security agreement duly executed by the Borrower in the form of Exhibit C, attached hereto;

                  (M)  Security   agreements   duly  executed  by  each  of  the
Guarantors in the form of Exhibit D, attached hereto;

                  (N)  Guaranty   Agreements   duly  executed  by  each  of  the
Guarantors in the form of Exhibit B, attached hereto; and

                  (O) Duly executed Deeds of Trust and duly executed agreements by the Borrower's and the Guarantors' landlords and lenders granting to the Bank waivers and rights of access with respect to fixtures, equipment, and inventory Collateral located on property that is leased by the Borrower or the Guarantors.

                  3.2      Other Conditions to Closing.

                  (A) The Bank shall have obtained copies of recent real property and equipment valuations and appraisals in Borrower's possession of property comprising part of the Collateral (it being understood that the Bank is not requiring that appraisals be separately commissioned under this agreement, because other

                                                             XAA093AB/EXH10.1(a)
                                     - 19 -
collateral has been deemed more important for underwriting purposes); and

                  (B) The Borrower shall have paid to the Bank all fees hereunder that are due on or before the date of the Closing.

                  3.3 Certain Events. At the time of the Closing and of each subsequent Loan disbursement or issuance of a Letter of
Credit:

                  (A) No Event of Default shall have occurred and be continuing, and no event shall have occurred and be continuing that, with the giving of notice or passage of time or both, could be an Event of Default;

                  (B) Such disbursement will be within the parameters of applicable advance and availability limitations (see Section 2.3) and will not result in an Event of Default or create a situation in which an Event of Default could occur with only the giving of notice or passage of time or both;

                  (C) In the Bank's sole judgment and discretion, no material adverse change shall have occurred in the Borrower's Consolidated financial condition or management since September 30, 1994;

                  (D) All of the Collateral Documents shall have remained in full force and effect and the Bank shall have a perfected first priority security interest in the Collateral, except for Permitted Liens;

                  (E) The Borrower shall be in full compliance with all of the covenants set forth in Section VI with such exceptions as may have been disclosed to and be acceptable to the Bank; and

                  (F) Each of the  representations  and warranties  contained in
Section 5.1 shall be true and correct in all respects with such exceptions as may have been disclosed to and be acceptable to the Bank.

                  The Borrower agrees not to request or accept Loans or Letters of Credit under this Agreement unless the foregoing statements shall be true and correct, and any request for or acceptance by the Borrower of Loans or Letters of Credit hereunder shall be deemed to constitute the Borrower's representation that such statements are true and correct on the date the Loans are requested and made or Letters of Credit requested or issued.


                                                             XAA093AB/EXH10.1(a)
                                     - 20 -

                  3.4 Legal Matters. At the time of the Closing and of each subsequent Loan disbursement, all legal matters incidental thereto shall be satisfactory to the Bank and its counsel.


                                   SECTION IV
                              COLLATERAL SECURITY

                  4.1 Composition of the Collateral. The property in which a security interest is granted pursuant to the provisions hereof and of the Collateral Documents is herein collectively called the "Collateral." The
Collateral, together with all other property of the Borrower and its Subsidiaries of any kind held by the Bank shall stand as one general, continuing collateral security for all Obligations and, except as otherwise expressly set forth herein or in the Collateral Documents, may be retained by the Bank until all Obligations have been satisfied in full and all other commitments hereunder terminated.

                  4.2 Rights in Property Held by the Bank. As security for the prompt satisfaction of all Obligations, the Borrower and its Subsidiaries hereby grant the Bank (individually, or as agent for Persons which may become lenders hereunder) a lien on, and a security interest in, all amounts that may be owing from time to time by the Bank to the Borrower and its Subsidiaries in any capacity, including (without implied limitation) any balance or share belonging to the Borrower and its Subsidiaries, or any deposit or other account with the Bank, which lien and security interest shall be independent of, and in addition to, any right of set-off that the Bank may have.

                  4.3 Rights in Property Held by the Borrower, its Subsidiaries, or the Bank. As further security for the prompt satisfaction of all Obligations, the Borrower and its Subsidiaries hereby grant to the Bank, for itself and as agent for any Persons which may become lenders hereunder, a lien upon, and a security interest in, (a) all of the property described in the security agreements in the form of Exhibits C and D, which are attached hereto and (b) the real property described in Exhibit 4.3 hereto, as more fully described in the Deeds of Trust.

                  4.4 Priority of Liens. The foregoing security interests shall be first and prior liens except for Permitted Liens.

                  4.5 Financing Statements and other Documents. The Borrower and its Subsidiaries will:

                  (A) Join with the Bank in executing such financing statements (including amendments thereto and continuation statements thereof) and other documents,

                                                             XAA093AB/EXH10.1(a)
                                     - 21 -
including without limitation fixture filings, in form satisfactory to the Bank as the Bank may specify, in order to perfect, or continue the perfection of, the rights in the Collateral granted hereby;

                  (B) Pay, or reimburse the Bank for paying, all costs and taxes of filing or recording the same in such public offices as the Bank may designate; and

                  (C) Take such other steps as the Bank may direct, including the noting of the Bank's lien on the Collateral and on any certificates of title therefor, all to perfect to the Bank's satisfaction the interest of the Bank, for itself and as agent for the Persons which may become lenders hereunder, in the Collateral.


                                   SECTION V
                         REPRESENTATIONS AND WARRANTIES

                  5.1 Original. To induce the Bank to enter into this Agreement, the Borrower represents and warrants as of the date hereof as follows:

                  (A) The Borrower and each of its Subsidiaries are corporations duly organized, validly existing, and in good standing under the Laws of their respective states of incorporation; the Borrower has no subsidiaries other than as set forth in Exhibit 5.1(A); the Borrower and each of its Subsidiaries have the lawful power to own their respective properties and to engage in the respective business they conduct, and are duly qualified and in good standing as foreign corporations in the jurisdictions wherein the nature of the business transacted by them or property owned by them makes such qualification necessary; the states in which the Borrower and each of its Subsidiaries are qualified to do business as set forth in Exhibit 5.1(A); the addresses of all places of business of the Borrower and each of its Subsidiaries are as set forth in
Exhibit 5.1(A); and the Borrower and each of its Subsidiaries have not changed their respective names, been the surviving corporation in a merger, acquired any business, or changed their principal executive office within five (5) years prior to the date hereof, except as set forth in Exhibit 5.1(A);

                  (B) Neither the Borrower nor any of its Subsidiaries is directly or indirectly controlled by, or acting on behalf of, any Person which is an "Investment Company," within the meaning of the Investment Company Act of 1940, as amended;

                  (C) Neither the Borrower nor any of its Subsidiaries is in default with respect to any of its existing material Debt, and the making and performance of this Agreement, the Note, and

                                                             XAA093AB/EXH10.1(a)
                                     - 22 -
the Collateral Documents will not (immediately, with the passage of time, the giving of notice, or both):

                  (1) Violate the certificates of incorporation or bylaws of any of the Borrower or its Subsidiaries, or violate any Laws or result in a default under any material contract, agreement, or instrument to which the Borrower or any of its Subsidiaries is a party or by which the Borrower or any of its Subsidiaries or any of their properties is bound; or

                  (2) Result in the creation or imposition of any security interest in, or lien or encumbrance upon, any of the assets of the Borrower or any of its Subsidiaries except in favor of the Bank, for itself and as agent for the Persons which may become lenders hereunder, as security for the performance of the Obligations;

                  (D) The Borrower and each of its Subsidiaries, to the extent each is a party thereto, has the power and authority to enter into and perform this Agreement, the Note, and the Collateral Documents, and to incur the obligations herein and therein provided for, and has taken all actions necessary to authorize the execution, delivery, and performance of this Agreement, the Note, and the Collateral Documents;

                  (E) This Agreement, the Note, and the Collateral Documents are, or when delivered will be, valid, binding, and enforceable in accordance with their respective terms;

                  (F) Except as disclosed in Exhibit 5.1(F) hereto or as otherwise disclosed to the Bank in writing, there is no pending order, notice, claim, litigation, proceeding, or investigation against or affecting the Borrower or any of its Subsidiaries, which is not covered by insurance, that would in the aggregate involve the payment of $250,000 or more or would otherwise materially and adversely affect the Consolidated financial condition or business prospects of the Borrower if adversely determined;

                  (G) The Borrower and each of its Subsidiaries has good and indefeasible title to all of its respective real property and good and marketable title to all of its other respective material assets, and with respect to any assets that constitute Collateral, such assets are subject to no security interest, encumbrance, or lien, or claim of any third Person except for Permitted Liens;

                  (H) The Financial Statements, including any schedules and notes pertaining thereto, have been prepared in accordance

                                                             XAA093AB/EXH10.1(a)
                                     - 23 -
with GAAP consistently applied, and fully and fairly present the Consolidated financial condition of the Borrower at the dates thereof and the results of operations for the periods covered thereby, and there have been no material adverse changes in the Consolidated financial condition of the Borrower from the date of the most recent financial statements delivered by the Borrower to the Bank, to the date hereof;

                  (I) Neither the Borrower nor any of its Subsidiaries has any material Debt of any nature, including (without implied limitation) liabilities for taxes and any interest or penalties relating thereto, except to the extent reflected (in a footnote or otherwise) in the financial statements most recently delivered by the Borrower to the Bank or as disclosed in or permitted by this Agreement; and the Borrower does not know or have reasonable ground to know of any basis for the assertion against it or any of its Subsidiaries of any such Debt as of the date of the Closing;

                  (J) Except as otherwise permitted herein, the Borrower and its Subsidiaries have filed all federal, state, and local tax returns and other reports required by any applicable Laws to have been filed prior to the date hereof, have paid or caused to be paid all taxes, assessments, and other governmental charges that are due and payable prior to the date hereof, and have made adequate provision for the payment of such taxes, assessments, or other charges accruing but not yet payable; the Borrower has no knowledge of any deficiency or additional assessment in a materially important amount in connection with any taxes, assessments, or charges not provided for on its books or those of its Subsidiaries;

                  (K) Except to the extent that the failure to comply would not materially and adversely interfere with the conduct of its and their business, the Borrower and its Subsidiaries have complied with all applicable Laws with respect to: (1) any restrictions, specifications, or other requirements pertaining to products that they manufacture or sell or to the service they perform; (2) the conduct of their business; and (3) the use, maintenance, and operation of the real and personal properties owned or leased by them in the conduct of their respective business;

                  (L) No representation or warranty by or with respect to the Borrower or any of its Subsidiaries contained herein or in any certificate or other document furnished by the Borrower or any of its Subsidiaries pursuant hereto contains (or contained when made or given) any untrue statement of a material fact or omits to state a material fact necessary to make such representation or warranty not misleading in light of the circumstances under which it was made;


                                                             XAA093AB/EXH10.1(a)
                                     - 24 -

                  (M) Each consent, approval or authorization of, or filing, registration, or qualification with, any Person required by any Laws or any material agreement and which is to be obtained or effected by the Borrower or any of its Subsidiaries in connection with the execution and delivery of this Agreement, the Note, and the Collateral Documents or the undertaking or performance of any obligation hereunder or thereunder has been duly obtained or effected;

                  (N) All existing material Debt of the Borrower and each of its
Subsidiaries: (1) for money borrowed or (2) under any security agreement, mortgage, or agreement covering the lease by the Borrower and each of its Subsidiaries as lessee of real or personal property is reflected (in a footnote or otherwise) or reserved against in the balance sheet most recently delivered by the Borrower to the Bank;

                  (O) To the best of the Borrower's knowledge, (1) all parties to all material leases, contracts, and other commitments to which the Borrower or its Subsidiaries is a party have complied with all material provisions, which for purposes hereof shall include, but not be limited to, all monetary payment provisions, of such leases, contracts, and other commitments; (2) neither the Borrower nor any of its Subsidiaries is in default under any thereof and no event has occurred which, but for the giving of notice or the passage of time, or both, would constitute a default; and (3) all agreements or contracts of the Borrower and its Subsidiaries that are reflected in the Financial Statements or otherwise disclosed by the Borrower to the Bank as an inducement to make the Loans or for any other reason are in full force and effect;

                  (P) The Borrower has disclosed to the Bank any agreement or action on its part that may have caused any Person to become entitled to a commission or finder's fee as a result of or in connection with the making of the Loans, and in connection therewith, the Borrower agrees to indemnify the Bank and hold the Bank harmless from any and all fees, costs (including attorney's fees), and expenses, arising out of any claims by Persons relating to any such commission or fee;

                  (Q)  The  federal  tax  returns  for  the   Borrower  and  its
Subsidiaries for all years of operation, including the fiscal year ended September 30, 1994, have either been filed with the Internal Revenue Service and have not been challenged by the Internal Revenue Service, or are on extension;

                  (R) Any Employee Pension Benefit Plans, as defined in ERISA, of the Borrower or its Subsidiaries meet, as of the date hereof, the minimum funding standards of Section 302 of ERISA, and no Reportable Event or Prohibited Transaction has occurred with respect to any such plan; and

                                                             XAA093AB/EXH10.1(a)
                                     - 25 -

                  (S) The security interests in the Collateral granted to the Bank under the Collateral Documents and Section IV create first and prior liens, except for Permitted Liens, upon all of the Collateral.

                  5.2 Survival. All of the representations and warranties set forth in Section 5.1 shall be deemed made as of the date hereof, the date of each Loan disbursement and Letter of Credit issuance, and the date of each certificate delivered pursuant to Section 6.1(B), and shall survive until all Obligations are satisfied in full and any other commitment hereunder has terminated or expired.


                                   SECTION VI
                           COVENANTS OF THE BORROWER

                  6.1 Affirmative Covenants. The Borrower does hereby covenant and agree with the Bank that as long as any of the Obligations remain unsatisfied or any other commitment hereunder remains outstanding, it will, and will cause its Subsidiaries at all times to:

                  (A) Use the proceeds of the Revolving Loan only for operating and other general corporate uses and furnish the Bank such evidence as it may reasonably require with respect to such use;

                  (B)      Furnish to the Bank:

                  (1) Monthly Reports. Within twenty-five (25) days after the end of each calendar month; (a) a Consolidated and consolidating statement of cash flows and a Consolidated and consolidating statement of retained earnings of the Borrower for such month and for the year to date; (b) a Consolidated and consolidating statement of operations of the Borrower for such month and for the year to date; and (c) a Consolidated and consolidating balance sheet of the Borrower as of the end of such month and for the year to date--all in reasonable detail, and certified by the Borrower's president, vice president, or principal financial officer to have been prepared in accordance with GAAP, subject to year-end adjustments.

                  (2) Quarterly Reports. Within forty-five (45) days after the end of each calendar quarter (sixty (60) days in the case of the last calendar quarter of the fiscal year); (a) a Consolidated and consolidating statement of cash flows and a

                                                             XAA093AB/EXH10.1(a)
                                     - 26 -

         Consolidated and consolidating statement of retained earnings of the Borrower for such quarter and for the year to date; (b) a Consolidated and consolidating statement of operations of the Borrower for such quarter and for the year to date; and (c) a Consolidated and consolidating balance sheet of the Borrower as of the end of such quarter and for the year to date--all in reasonable detail, and certified by the Borrower's president, vice president, or principal financial officer to have been prepared in accordance with GAAP, subject to year-end adjustments.

                  (3) Certificates. Within thirty (30) days after the close of each quarterly accounting period in each fiscal year, a certificate dated as of the date submitted to the Bank and signed by the president, vice president, or principal financial officer of the Borrower to the effect that:

                           (a) As of the date  thereof,  no Event of Default has
                  occurred and is continuing, and no event has occurred and is continuing that with the giving of notice or passage of time or both could be an Event of Default;

                           (b) No material  adverse  change has  occurred in the
                  Consolidated financial condition or results of operations of the Borrower since the date of the financial statements most recently delivered to the Bank, except as reflected in the financial statements delivered to the Bank contemporaneously with the certificate or previously disclosed to the Bank in writing;

                           (c) Each of the representations and warranties contained in Section 5.1 is true and correct in all respects as if made on the date of such certificate except as previously disclosed to the Bank in writing;

                           (d) The Borrower is in full  compliance  with all the
                  covenants set forth in Section VI except as previously disclosed to the Bank in writing; and


                                                             XAA093AB/EXH10.1(a)
                                      - 27 -

                           (e) The president, vice president, or principal financial officer of the Borrower has individually reviewed the provisions of this Agreement, and a review of the activities of the Borrower and its Subsidiaries during such year or quarterly period, as the case may be, has been made by him or under his supervision, with a view to determining whether the Borrower and its Subsidiaries have fulfilled all their obligations under this Agreement and that to the best of that officer's knowledge, the Borrower and its Subsidiaries have observed and performed each undertaking contained in this Agreement.

                  (4) Annual Reports. Within one hundred twenty (120) days after the close of each fiscal year: (a) a Consolidated statement of cash flows and a Consolidated statement of stockholders' equity of the Borrower for such fiscal year; (b) a Consolidated statement of operations of the Borrower for such fiscal year; and (c) a Consolidated balance sheet of the Borrower as of the end of such fiscal year--all such statements to be in reasonable detail, including all notes thereto. The statements and balance sheets shall be audited by Gelfond Hochstadt Pangburn & Co. or another nationally recognized independent certified public accountant selected by the Borrower and certified by such accountants to have been prepared in accordance with GAAP and to present fairly the financial position and results of operations of the Borrower. In addition, the Borrower will obtain from such independent certified public accountants and deliver to the Bank within one hundred twenty (120) days after the close of each fiscal year the accountants' written statement that in making the examination necessary to their certification they have obtained no knowledge of any Event of Default by the Borrower, or disclosing all Events of Default of which they have obtained knowledge (it being understood and agreed by the Bank that the accountants in making their examination shall not be required to go beyond the bounds of generally accepted auditing procedures for the purpose of certifying financial statements). The Borrower will also deliver to the Bank within one hundred twenty (120) days after the close of the fiscal year, a certificate signed by the president, vice

                                                             XAA093AB/EXH10.1(a)
                                     - 28 -
         president, or principal financial officer of the Borrower stating that the consolidating statements provided to the Bank pursuant to Section
         6.1(B)(1) are in accordance with the audited financial statements provided pursuant to this Section 6.1(B)(4) or that the Borrower has provided to the Bank consolidating statements revised in accordance with the audited statements.

                           The Bank shall have the right to discuss the affairs of the Borrower directly with such independent certified public accountants after notice to the Borrower and opportunity of the Borrower to be represented at any such discussions.

                           (5) Management Letters. Promptly after the Borrower's receipt thereof, a copy of any "management letter" documenting any significant internal control weakness or other significant irregularity noted during any audit that was received by the Borrower from its certified public accountants.

                           (6) Other Reports and Filings. Promptly, copies of all financial information, proxy materials, and other information and reports, if any, that the Borrower or any Subsidiary will file with the Securities and Exchange Commission or any governmental agencies substituted therefor.

                  (C) Maintain its and their Equipment, Inventory, real estate, and other properties in good condition and repair (normal wear and tear excepted), and pay and discharge or cause to be paid and discharged when due, the cost of repairs to or maintenance of the same, and pay or cause to be paid all rental or mortgage payments due on such real estate. The Borrower hereby agrees that if it fails to pay or cause to be paid any such payment, it will promptly notify the Bank thereof, and the Bank may do so and be reimbursed therefor by the Borrower;

                  (D) Maintain, or cause to be maintained, public liability insurance, flood insurance, business interruption insurance, and fire and extended coverage insurance on all assets that are of a character usually insured by corporations engaged in the same or similar businesses, all in such form and amount sufficient to indemnify the Borrower and its Subsidiaries for one hundred percent (100%) of the appraised value of any such asset lost or damaged (subject to any deductible customary in the Borrower's industry not

                                                             XAA093AB/EXH10.1(a)
                                     - 29 -
exceeding $250,000 in the aggregate) or in an amount and with coverages consistent with the amount of insurance coverages generally carried on comparable assets within the industry and with such insurers as may be reasonably satisfactory to the Bank. The Borrower and its Subsidiaries will obtain, or cause their lessees to obtain, endorsements to the policies pertaining to the physical assets in which the Bank, for itself or as agent for other Persons which may become lenders hereunder, shall have a lien or security interest hereunder, naming the Bank as loss payee and containing provisions that such policies will not be canceled without thirty (30) days' prior written notice having been given by the insurance company to the Bank. The Borrower and its Subsidiaries will furnish to the Bank such evidence of insurance as the Bank may require. The Borrower hereby agrees that if it fails to pay or cause to be paid the premium on any such insurance when due, the Bank may do so and be reimbursed by the Borrower therefor. The Bank is hereby appointed the Borrower's attorney-in-fact (without requiring the Bank to act as such) to endorse any check that may be payable to the Borrower or its Subsidiaries to collect any proceeds of such insurance (other than proceeds of public liability insurance), and any amount so collected may be applied by the Bank toward the satisfaction of any of the Obligations if an Event of Default has occurred and is continuing. If the Bank receives any proceeds from insurance in the absence of an Event of Default, it shall promptly remit such proceeds to the Borrower; provided, however, that the Bank may retain all proceeds for lost, damaged, or destroyed Collateral and use such proceeds to reduce the outstanding principal balance of the Loans;

                  (E) Pay or cause to be paid when due, all taxes, assessments, and charges or levies that are imposed upon it or on its Subsidiaries or on any of their property or that they are required to withhold and pay except when contested in good faith by appropriate proceedings with adequate reserves therefor having been set aside on its books; the Borrower shall pay or cause to be paid all such taxes, assessments, charges or levies forthwith whenever foreclosure on any lien that may have attached (or security therefor) appears imminent;

                  (F) Maintain (for these covenants, as to the Borrower only, on a Consolidated basis):

                  (1) A minimum Tangible Net Worth of $12,500,000 plus fifty percent (50%) of net earnings (but with no deductions for losses) after September 30, 1995;


                                                             XAA093AB/EXH10.1(a)
                                     - 30 -

                  (2) A debt leverage ratio, on a trailing 12- month basis at the end of each Fiscal Quarter, of (i) Debt to (ii) EBITDA, of not greater than 4.0 to 1.0;

                  (3) An interest coverage ratio, on a trailing 12-month basis at the end of each Fiscal Quarter, of (i) net earnings plus interest expense plus taxes to (ii) gross interest expense, of not less than 2.0 to 1.0; and

                  (4) A fixed charge coverage ratio, on a trailing 12-month basis at the end of each Fiscal Quarter, of (i) EBITDA to (ii) the sum of interest expense, the current portion of long-term debt, capital expenditures, current portion of capital leases, cash taxes, and dividends, of not less than 1.50 to 1.0.

                  (G) When requested to do so, make available for inspection during normal business hours by duly authorized representatives of the Bank any of its and their Records and furnish the Bank any information regarding its or their business affairs and financial condition (other than confidential intellectual property and, unless the Bank shall enter into an appropriate confidentiality and nondisclosure agreement, proprietary information) within a reasonable time after written request therefor;

                  (H) Unless otherwise approved by the Bank in writing, take all necessary steps to preserve its and their corporate existence and franchises and comply with all present and future Laws applicable to them or any of their franchises in the operation of their business, and all material agreements to which they are subject if the failure to so comply with such Laws or agreements would have a materially adverse impact on the business operations or Consolidated financial condition of the Borrower or any of its franchises;

                  (I) Collect its and their Accounts only in the ordinary course of business, but the Borrower and its Subsidiaries shall have the right to pursue all appropriate lawful means to collect their Accounts;

                  (J) Keep accurate and complete Records of its and their Accounts, Inventory, Chattel Paper and Equipment, consistent with sound business practices;

                  (K) Give prompt notice to the Bank upon learning of any litigation or proceeding in which it or they are a party if an adverse decision in any such matter would require it or them to pay more than $250,000 or deliver assets the value of which

                                                             XAA093AB/EXH10.1(a)
                                     - 31 -
exceeds such sum (whether or not the claim is considered to be covered by insurance) and will give notice to the Bank on the dates specified for delivery of documents in Section 6.1(B)(1) of any litigation or proceeding of which it or they have knowledge (based on the actual knowledge of any officer or director of the Borrower) on such dates if an adverse decision in any such matter, or in all such matters in the aggregate, would require it or them to pay more than $250,000 or deliver assets the value of which exceeds such sum (whether or not the claim is considered to be covered by insurance) or of the institution of any other suit or proceeding to which it or they are a party that, by itself or together with any other such matters, might materially and adversely affect its or their operations, financial condition, property, or business prospects;

                  (L)  Pay   immediately   from  the  proceeds  of  the  initial
disbursement of the Loans at the Closing, all outstanding Debt to First Interstate Bank of Oregon under the Borrower's prior loan facilities;

                  (M) Notify the Bank immediately if it or they become aware of the occurrence of any Event of Default or of any fact, condition, or event that with the giving of notice or passage of time or both, would become an Event of Default or if it or they become aware of any material adverse change in the financial condition (including, without limitation, proceedings in bankruptcy, insolvency, reorganization or the appointment of a receiver or trustee), or results of operations of the Borrower or its Subsidiaries or of the failure of the Borrower or its Subsidiaries to observe any of their undertakings hereunder or under the Collateral Documents;

                  (N) Notify the Bank of any change in the location of any of the Collateral or of the change in the location of any of its or their places of business or of the establishment of any new, or the discontinuance of any existing, place of business within forty-five (45) days following any such change, establishment, or discontinuance;

                  (O) Notify the Bank of any acquisition of stock or assets and, if requested by the Bank, grant a Guaranty Agreement from any significant acquired operating Subsidiary and an accompanying security interest in any real estate or assets obtained in such acquisition; and

                  (P) Fund any of its or their Employee Pension Benefit Plans in accordance with no less than the minimum funding standards of Section 302 of ERISA; furnish the Bank, promptly after the filing of the same, with copies of any reports or other statements filed with the United States Department of Labor or the Internal Revenue Service with respect to any such plan; and

                                                             XAA093AB/EXH10.1(a)
                                     - 32 -
promptly advise the Bank of the occurrence of any Reportable Event or Prohibited Transaction with respect to any such plan.

                  6.2 Negative Covenants. The Borrower does hereby covenant and agree with the Bank that as long as any of the Obligations remain unsatisfied or any other commitment hereunder remains outstanding, it will not do, and will not permit its Subsidiaries to do, any of the following without the Bank's prior written consent:

                  (A) Change its name or their names or enter into any merger, consolidation, reorganization or recapitalization unless (1) both before and after such event, the Borrower is not in default hereunder, (2) advance notice is given to the Bank, and (3) the Borrower or a Subsidiary is the surviving corporation.

                  (B) Sell, transfer, lease, or otherwise dispose of all or (except in the ordinary course of business) any material part of its or their assets.

                  (C) Acquire or agree to any acquisition (including assets, any stock in, or other equity securities of any Person) unless total acquisitions in any twelve-month period do not exceed $10,000,000 in total purchase price
(including deferred purchase price and liabilities assumed) and the price of each single asset or securities acquisition transaction pursuant to this subsection does not exceed the lesser of (1) $5,000,000 in purchase price (including deferred purchase price and liabilities assumed) or (2) $3,000,000 in cash outlay.

                  (D) Make any acquisition without providing the Bank with pro forma consolidated statements showing compliance with all financial covenants applicable to the Borrower and its Subsidiaries, after giving effect to the acquisition.

                  (E) Mortgage, pledge, grant, or permit to exist a security interest in or a lien upon any of the Collateral, now owned or hereafter acquired, except for Permitted Liens.

                  (F) Become liable, directly or indirectly, as guarantor or otherwise for any obligation of any other Person (other than the Borrower and/or all or any of the Subsidiaries), except for the existing guaranties set forth in
Schedule 6.2(F); the endorsement of commercial paper for deposit or collection in the ordinary course of business; and as granted to the Bank pursuant to this Agreement.

                  (G) Purchase or redeem or obligate itself to purchase or redeem any of its capital stock or any other of

                                                             XAA093AB/EXH10.1(a)
                                     - 33 -
its equity securities unless the Borrower has previously provided to the Bank a certificate signed by the Borrower's president, vice president, or principal financial officer, disclosing the particulars of the transaction, its projected effects on the financial covenants set forth in Section 6.1(F), and stating that such purchase, redemption, or obligation to purchase or redeem will not result in a violation of any of the financial covenants set forth in Section 6.1(F).

                  (H) Make any investment in (including any assignment of Inventory or other property) or make any loan to or investment in any Person (related or unrelated) in excess of $1,000,000 in the aggregate.

                  (I) Purchase or otherwise invest in nonoperating real estate or other nonoperating assets except: (1) direct obligations of the United States of America (or any of its agencies to the extent any such agency's obligation is backed by the full faith and credit of the United States of America; (2) domestic certificates of deposit, banker's acceptances and time deposits with a final maturity of not greater than six (6) months from the date of purchase and money market deposit accounts issued or offered by any United States bank with a commercial paper rating of at least A2P2; and (3) investments in commercial paper with a final maturity of not greater than six (6) months from the date of purchase and at the time of purchase with a commercial paper rating of at least A2P2.

                  (J) Enter into any sale-leaseback transactions of real or personal property (on a Consolidated basis) in excess of $250,000 per twelve-month (12) period following the Closing and $1,000,000 in the aggregate during the term of this Agreement.

                  (K) Make any investment of any nature that would result in the violation of Regulations G, U, or X of the Board of Governors of the Federal Reserve System as the same may from time to time be amended or modified.

                  (L) Furnish the Bank any certificate or other document that will contain any untrue statement of material fact or that taken together with all other information furnished will omit to state a material fact necessary to make it not misleading in light of the circumstances under which it was furnished.

                  (M) Directly or indirectly apply any part of the proceeds of the Loan to the purchasing or carrying of any "margin stock" within the meaning of Regulation U of the

                                                             XAA093AB/EXH10.1(a)
                                     - 34 -

Board  of  Governors  of  the  Federal  Reserve  System,   or  any  regulations,
interpretations, or rulings thereunder.

                  (N) Make any loan or advance to any shareholder, director, or officer, except for business travel, moving expenses (including assistance with home purchase or sale) and similar temporary advances in the ordinary course of business not in excess of $250,000 in the aggregate.

                  (O) Except as permitted by subsection (B) of this Section 6.2, sell, or otherwise dispose of, any of its or their Collateral outside the ordinary course of its or their business.


                                  SECTION VII
                                    DEFAULT

                  7.1 Events of Default. The occurrence of any one or more of the following events shall constitute an Event of Default hereunder:

                  (A) The Borrower shall fail to pay when due any installment of principal or interest or fee payable hereunder and, with respect to the payment of interest or other fees payable hereunder, such failure shall continue for a period of five (5) days;

                  (B) The Borrower or any Guarantor shall fail to observe or perform any other obligation to be observed or performed by it hereunder or under any of the Collateral Documents and such failure shall continue for a period of thirty (30) days after the Borrower receives notice of such failure from the Bank or an officer or director of the Borrower obtains actual knowledge of such failure, whichever occurs first;

                  (C) The Borrower or any Guarantor shall fail to pay any Debt or perform any material obligation due any Person and such failure shall continue beyond any applicable grace period so as to result in the actual acceleration of or right to accelerate such Debt or other obligation;

                  (D) Any financial statement, representation, warranty, or certificate made or furnished by, or with respect to, the Borrower to the Bank in connection with this Agreement, or as inducement to the Bank to enter into this Agreement, or in any separate statement or document to be delivered to the Bank hereunder, shall be materially false, incorrect, or incomplete when made;


                                                             XAA093AB/EXH10.1(a)
                                     - 35 -

                  (E) The Borrower or any Guarantor shall admit its inability to pay its debts as they mature or shall make an assignment for the benefit of its or any of its creditors;

                  (F) Proceedings in bankruptcy, or for reorganization of the Borrower or any Guarantor, or for the readjustment of any of their debts, under the Bankruptcy Code, as amended, or any part thereof, or under any other Laws, whether state or federal, for the relief of debtors, now or hereafter existing, shall be commenced against or by the Borrower or any Guarantor, and with respect to any such proceedings initiated against the Borrower or any Guarantor, shall not be dismissed or discharged within thirty (30) days of their commencement;

                  (G) A receiver or trustee shall be appointed for the Borrower or any Guarantor or for any substantial part of its or their assets, or any proceedings shall be instituted for the dissolution or the full or partial liquidation of the Borrower or any Guarantor, and such receiver or trustee shall not be discharged within thirty (30) days of his appointment, or such proceedings shall not be dismissed or discharged within thirty (30) days of their commencement, or the Borrower or any Guarantor shall discontinue business or materially change the nature of its or their business;

                  (H) The Borrower or any Guarantor shall suffer final judgments for payment of money aggregating in excess of $250,000 which are not covered by insurance and shall not discharge the same within a period of thirty (30) days unless, pending further proceedings, execution has not been commenced or, if commenced, has been effectively stayed;

                  (I) A judgment creditor of the Borrower or any Guarantor shall obtain possession of any of the Collateral with an aggregate value in excess of $25,000 by any means, including (without implied limitation) levy, distraint, replevin, or self-help; or

                  (J) A material adverse change shall have occurred in the Borrower's Consolidated financial condition as determined in the sole judgment and discretion of the Bank.

                  7.2 Acceleration. Immediately and without notice upon the occurrence of an Event of Default specified in the foregoing Sections 7.1(E),
(F), or (G), and upon notice to the Borrower, upon the occurrence of a demand or any other Event of Default, all Obligations, whether hereunder or otherwise, shall immediately become due and payable and all commitments of the Bank hereunder shall terminate without further action of any kind.


                                                             XAA093AB/EXH10.1(a)
                                     - 36 -

                  7.3 Remedies. After any acceleration, the Bank shall have, in addition to the rights and remedies given by this Agreement and the Collateral Documents, all those allowed by all applicable Laws, including, but without limitation, the Uniform Commercial Code as enacted in any jurisdiction in which any Collateral may be located. Without limiting the generality of the foregoing, the Bank may immediately, without demand of performance and without other notice (except as specifically required by this Agreement, the Collateral Documents, or applicable law) or demand whatsoever to the Borrower or any Guarantor, all of which are hereby expressly waived, and without advertisement, sell at public or private sale or otherwise realize upon, in Washington or Multnomah County, Oregon, or in any place where the Collateral may be located, or in such other place or places as the Bank may designate, the whole or, from time to time, any part of the Collateral, or any interest that the Borrower or any Guarantor may have therein. After deducting from the proceeds of sale or other disposition of the Collateral all expenses (including all reasonable expenses for legal services), the Bank shall apply such proceeds toward the satisfaction of the Obligations. Any remainder of the proceeds after satisfaction in full of the Obligations shall be distributed as required by applicable Laws. Notice of any sale or other disposition shall be given to the Borrower and each Guarantor at least ten (10) days before the time of any intended public sale or of the time after which any intended private sale or other disposition of the Collateral is to be made, which the Borrower and each Guarantor hereby agrees shall be reasonable notice of such sale or other disposition. The Borrower and each Guarantor agrees to assemble, or to cause to be assembled, at its own expense, the Collateral at such place or places as the Bank shall designate. At any such sale or other disposition, the Bank may, following an Event of Default, to the extent permissible under applicable Laws, purchase the whole or any part of the Collateral, free from any right of redemption on the part of the Borrower or any Guarantor, which right is hereby waived and released. Without limiting the generality of any of the rights and remedies conferred upon the Bank under this paragraph, following demand or an Event of Default, the Bank may, to the full extent permitted by the applicable Laws:

                  (A) Enter upon the premises of the Borrower and its Subsidiaries (and, to the extent necessary in the judgment of the Bank, exclude therefrom the Borrower and its Subsidiaries or any Affiliate thereof) and take immediate possession of the Collateral, either personally or by means of a receiver appointed by a court of competent jurisdiction, using all necessary force to do so;

                  (B) At the Bank's option, use, operate, manage, and control the Collateral in any lawful manner;


                                                             XAA093AB/EXH10.1(a)
                                     - 37 -

                  (C) Collect and receive all rents, income, revenue, earnings, issues, and profits therefrom; and

                  (D)  Maintain,   repair,   renovate,   alter,  or  remove  the
Collateral as the Bank may determine in its discretion.

                  7.4 Cash Collateral for Letters of Credit. Upon an Event of Default, the Bank may direct the Borrower to pay (and the Borrower agrees that upon receipt of notice, it will pay) to the Bank such sum of cash, to be held as security by the Bank in a cash collateral account, as is equal to the Stated Amount of all Letters of Credit Outstanding.

                                  SECTION VIII
                                  SYNDICATION

                  8.1      Syndication.

                  (A) This loan may be syndicated by the Bank. If it is syndicated, this Section VIII shall apply to the relationship between the Bank, as agent ("Agent Bank"), and other Persons which become syndicate members (each a "Bank"). In such event, each Bank's Proportionate Share of the Revolving Loan Commitment shall be set forth in a separate writing acknowledged by the Agent Bank, and separate Notes will be reissued to each Bank. In such event, references to "the Bank" in this Agreement shall include Agent Bank and such other syndicate members.

                  (B) The Agent Bank shall give notice to each other Bank of such Bank's Proportionate Share of each disbursement requested by the Borrower and prompt notice of any other amount paid by the Agent Bank pursuant to the terms hereof, setting forth the date on which funds shall be, or were, made available to the Borrower. Not later than 1 p.m. Pacific time, on the funding date required by such notice, each other Bank shall make available to the Agent Bank, at its offices specified in Section 9.5, funds immediately available in Portland, Oregon, in the amount required. Upon receipt from the Borrower of each payment of principal of or interest on any Loan, or of any fees required to be shared hereunder, the Agent Bank shall promptly remit, in immediately available funds, to each other Bank, such Bank's Proportionate Share of such payment.

                  (C) The obligation of each Bank hereunder is several, and neither the Agent Bank nor any other Bank shall be responsible for the obligation and commitment of any other Bank, nor will the failure of any one or more Banks to perform any of its obligations in any way relieve the other Banks from the performance of their respective obligations.

                                                             XAA093AB/EXH10.1(a)
                                     - 38 -

                  8.2 The Agent Bank. By becoming a syndicate member, each Bank will be deemed to irrevocably appoint the Agent Bank its agent hereunder and to authorize the Agent Bank to take such actions on its behalf and to exercise such powers as are specifically delegated to it hereunder, and to exercise such other powers as are reasonably incidental thereto. The Agent Bank may execute any of its duties as agent hereunder by or through its agents, officers, or employees.

                  The Agent Bank shall transmit promptly to each Bank any notices or other writing pertaining to this Agreement received by it, as agent, from the Borrower. The Agent Bank shall be under no obligation toward any Bank to ascertain or inquire as to the performance or observance of any of the terms, covenants, or conditions hereof to be performed or observed by the Borrower including, without limitation, the use of the proceeds of the Loans by the Borrower, but the Agent Bank shall promptly notify each Bank of any Event of Default of which it has actual notice.

                  In exercising its duties and powers hereunder, the Agent Bank shall exercise the same care that it would exercise in dealing with loans for its own account, but neither the Agent Bank, nor any of its directors, officers, or employees shall be responsible for the truth or accuracy of any representations or warranties given or made herein or for the validity, effectiveness, sufficiency, or enforceability of this Agreement, the Notes, or the Collateral Documents, nor shall the Agent Bank, any of its directors, officers, or employees be liable to any Bank for any action taken or omitted to be taken by it or any of them under this Agreement, the Notes, or the Collateral Documents except in the case of its or their willful misconduct or gross negligence. Each of the Banks will be deemed to have represented and warranted to the Agent Bank that it has made its own independent judgment with respect to entering into this Agreement and is undertaking its obligations hereunder without reliance on the Agent Bank or any other Bank, and will, independently and without reliance on the Agent Bank or any other Bank, continue to make its own credit decisions in taking or not taking action under this Agreement, the Notes, or the Collateral Documents. Neither the Agent Bank, nor any of its directors, officers, or employees shall have any responsibility to the Borrower or any Guarantor on account of the failure or delay in performance or breach of any Bank of any of its obligations hereunder or to any Bank on account of the failure of or delay in performance or breach by any other Bank, the Borrower, or any Guarantor of any of its respective obligations hereunder.


                                                             XAA093AB/EXH10.1(a)
                                     - 39 -

                  The Agent Bank, as agent hereunder, shall be entitled to rely on any communication, instrument, or document believed by it to be genuine or correct and to have been signed or sent by a person or persons believed by it to be the proper person or persons and shall be entitled to rely on advice of legal counsel, independent public accountants and other professional advisers and experts selected by it.

                  The Agent Bank shall be under the same obligations and be entitled to the same rights and powers in relation to any sums advanced by it hereunder in its capacity as a Bank and may make loans to, accept deposit from, and generally engage in any kind of banking or trust business with, the Borrower and its Subsidiaries and Affiliates as though it were not agent for the Banks.

                  8.3 Actions on Behalf of the Banks. In acting hereunder as the Agent Bank (including, but without limitation, the taking and holding of Collateral), United States National Bank of Oregon shall be acting for its own account and for the account of and as agent for the other Banks to the extent of their respective Proportionate Shares.

                  8.4 Distribution of Funds Upon Default. In the event that all sums owing hereunder shall forthwith become due and payable as provided in
Section 7.2, all sums and property received thereafter by any Bank or then held by any Bank or by voluntary payment or through exercise of the right of set-off, counter-claim, cross-action, or otherwise shall be shared by the Banks pro rata in accordance with their respective Proportionate Shares, in the following order:

                  (A) First, to all reimbursable expenses of the Banks incurred in realizing upon such sums and properties (including attorney fees);

                  (B) Second, to the Banks, in accordance with their respective Proportionate Shares, for past due interest on the Loans;

                  (C) Third, to the Banks, in accordance with their respective Proportionate Shares, for past due fees required under this Agreement;

                  (D) Fourth, to the Banks, in accordance with their respective Proportionate Shares, for principal of the Loans;


                                                             XAA093AB/EXH10.1(a)
                                     - 40 -

                  (E)  Fifth,   to  the   Banks,   in   accordance   with  their
Proportionate Shares, all other amounts owed the Banks pursuant to the terms of this Agreement; and

                  (F) Sixth, to the Banks, in accordance with their respective Proportionate Shares, for all Obligations arising other than under this Agreement or the Collateral Documents.

                  8.5 Payment by the Banks. Each Bank agrees (i) to reimburse the Agent Bank, as agent hereunder, on demand, pro rata in accordance with the amount of such Bank's Notes then outstanding hereunder to the total principal amount then outstanding hereunder or, if no amount is outstanding hereunder, then in accordance with such Bank's Proportionate Share, for all expenses incurred by the Agent Bank in connection with the operation and enforcement of this Agreement and any document delivered in connection herewith to the extent that such expenses shall not be reimbursed by the Borrower, and (ii) to indemnify and hold harmless the Agent Bank and any of its directors, officers, or employees, on demand, pro rata in accordance with the amount of such Bank's Notes then outstanding hereunder to the total principal amount then outstanding hereunder or, if no amount is outstanding hereunder, then in accordance with such Bank's Proportionate Share, from and against any and all liability incurred by it or any of them under this Agreement or any document delivered in connection herewith, to the extent that expenses and costs incurred by it or any of them in connection with such liability are not reimbursed by the Borrower, unless such liability shall be caused by the Agent Bank's willful misconduct or by gross negligence on the part of the Agent Bank or any of its directors, officers, or employees.

                  8.6      Actions by the Banks.

                  (A)      As among the Banks:

                  (1) Any extension of the Revolving Loan Termination Date, or the maturity date of the Notes, or the due date of any payment of principal, interest, or fees due hereunder; any change in any of the Interest Rates or fees due hereunder, or in any Bank's Proportionate Share or maximum commitment; any forgiveness of principal of or interest on any of the Loans; or any amendment to this Section 8.6(A)(1) must be approved by one hundred percent (100%) of the Banks;

                  (2)  Any change in the ratios set forth in
         Section 6.1(F); any waiver with respect to, or any

                                                             XAA093AB/EXH10.1(a)
                                     - 41 -
         change in, Sections 7.1(A) or 7.2; or any amendment to this Section 8.6(A)(2) must be approved by Banks holding sixty-six and two-thirds percent (66-2/3%) of the outstanding principal balance of the Loans (or if no balance outstanding, of the commitments hereunder), but by not less than two Banks if there are two or more Banks in the Loan syndicate; and

                  (3) Any consent, agreement, amendment, modification, waiver, forbearance, action or inaction not specifically provided for in
         Section 8.6(A)(1) or (2) must be approved by the Banks (which Banks may include the Agent Bank) to which fifty-one percent (51%) of the outstanding principal balance of the Loans is owed, or, if no such balance is outstanding, representing fifty-one percent (51%) of the aggregate commitments hereunder, but by not less than two Banks if there are two or more Banks in the Loan syndicate (the "majority banks").

                  (B) Except as set forth in Section 8.6(A)(1) and (A)(2), as between the Borrower and the Agent Bank, any action that the Agent Bank may take or purport to take on behalf of the Banks shall be conclusively presumed to have been approved by the Banks as herein provided.

                  (C) In the event of a disagreement among the Banks with respect to any matter described in Section 8.6(A)(1) or (A)(2), United States National Bank of Oregon shall have the right, but not the obligation, upon ten
(10)days notice to any disagreeing Bank, to purchase the entire interest of such Bank in any outstanding Loans at par. Upon such purchase, any remaining rights of such Bank under this Agreement shall be deemed to be transferred to and held by United States National Bank of Oregon.

                  8.7 Assignment and Participation. Any Bank may participate or assign all or any portion of its interest in any outstanding Loan or in its commitment to make Loans hereunder to one or more other lenders; provided, however, that (A) no such participation or assignment shall be in an amount less than $3 million; (B)each Bank wishing to enter into a participation or assignment shall give advance notice of such desire to the Borrower and the Agent Bank and secure their consent to the assignment or participation, which consent will not be unreasonably withheld or delayed; (C) the Agent Bank shall consent to the form of the assignment or participation document, which consent may be granted or withheld in its sole discretion (it being understood that no participation arrangement will be approved which grants

                                                             XAA093AB/EXH10.1(a)
                                     - 42 -
consent rights to the proposed participant other than those set forth in Section 8.6(A)(1), above); and (D) the Agent Bank shall be paid a processing fee for such assignment or participation request of $1,000 plus reimbursement of any out-of-pocket costs, including reasonable attorney fees, it incurs in connection with such request.

                  8.8 Resignation by the Agent Bank. The Agent Bank or any successor thereto may resign as agent at any time by giving thirty (30) days' prior written notice thereof to the Borrower and the other Banks. Such resignation shall be effective on the date specified in such notice. Upon receipt of such notice, the majority banks may appoint one of such Banks as a successor to the Agent Bank by written instruments delivered to such successor, the Agent Bank and the Borrower, whereupon such successor shall succeed to all the rights and obligations of the Agent Bank as if originally named as such in this Agreement. Appointment of an Agent Bank shall be subject to the Borrower's written approval, which will not be unreasonably withheld or delayed. Unless otherwise agreed, the expense of any acts which may be necessary to give effect to such succession shall be at the expense of the Banks.


                                   SECTION IX
                                 MISCELLANEOUS

                  9.1 Construction. The provisions of this Agreement shall be in addition to those of any guaranty, pledge or security agreement, note, or other evidence of liability now or hereafter held by the Bank, all of which shall be construed as complementary to each other. Nothing herein contained shall prevent the Bank from enforcing any or all other guaranty, pledge or security agreements, notes, or other evidences of liability in accordance with their respective terms.

                  9.2 Further Assurance. From time to time, the Borrower will, and will cause its Subsidiaries to, execute and deliver to the Bank such additional documents and will provide such additional information as the Bank may reasonably require to carry out the terms of this Agreement and be informed of the status and affairs of the Borrower and its Subsidiaries.

                  9.3 Enforcement and Waiver by the Bank. The Bank shall have the right at all times to enforce the provisions of this Agreement and the Collateral Documents in strict accordance with the terms hereof and thereof, notwithstanding any conduct or custom on the part of the Bank in refraining from so doing at any time or times. The failure of the Bank at any time or times to enforce its rights under such provisions, strictly in accordance with the same, shall not be construed as having created a custom

                                                             XAA093AB/EXH10.1(a)
                                     - 43 -
in any way or manner contrary to specific provisions of this Agreement or as having in any way or manner modified or waived the same. All rights and remedies of the Bank are cumulative and concurrent and the exercise of one right or remedy shall not be deemed a waiver or release of any other right or remedy.

                  9.4 Expenses of the Bank. The Borrower will, on demand, reimburse the Bank for all expenses, including the reasonable fees and expenses of legal counsel for the Bank and appraisal fees incurred by the Bank in connection with the preparation, administration, amendment, modification, and the enforcement of this Agreement and the Collateral Documents and the collection or attempted collection of the Note, whether occurring before or after an Event of Default hereunder.

                  9.5 Notices. Any notices or consents required or permitted by this Agreement shall be in writing and shall be deemed to have been given or made when actually received or if sent by certified mail, postage prepaid, return receipt requested, upon the earlier of actual receipt or five (5) days after mailing, and addressed, as follows, unless such address is changed by written notice hereunder:

                  (A)      If to the Borrower or any Guarantor, as follows:

                           Williams Controls, Inc.
                           14100 S.W. 72nd Avenue
                           Portland, Oregon  97224
                           Attention: Thomas W. Itin

                  With copies to:

                           Friedlob Sanderson Raskin
                           Paulson & Tourtillott, LLC
                           1400 Glenarm Place, Suite 300
                           Denver, Colorado 80202-5099
                           Attention: Mary M. Maikoetter

                  (B)  If to the Bank:

                           United States National Bank of Oregon
                           Oregon Corporate Banking
                           111 S.W. Fifth Avenue, Suite 400
                           Post Office Box 4412
                           Portland, Oregon  97208
                           Attention: David A. G. Wynde


                                                             XAA093AB/EXH10.1(a)
                                     - 44 -

                  With copies to:

                           Miller, Nash, Wiener, Hager & Carlsen
                           Attorneys at Law
                           3500 U.S. Bancorp Tower
                           111 S.W. Fifth Avenue
                           Portland, Oregon  97204-3699
                           Attention:  Michael E. Arthur


                  9.6      Arbitration.

                  (A) The Bank, any Guarantor or the Borrower may require that all disputes, claims, counterclaims, and defenses, including those based on or arising from any alleged tort ("Claims"), relating in any way to this Agreement, the Note, the other loan documents or the Loan, or any transaction of which this Agreement is a part, be settled by binding arbitration in accordance with the Commercial Arbitration Rules of the American Arbitration Association and Title 9 of the United States Code. All Claims will be subject to the statutes of limitation applicable if they were litigated. This provision is void if arbitration would jeopardize the Bank's ability to proceed against Collateral security located outside of Oregon, or if the effect of the arbitration procedure (as opposed to any Claims by the Borrower) would be to materially impair the Bank's ability to realize on any Collateral.

                  (B) If arbitration occurs and each party's Claim is less than $250,000, one neutral arbitrator will decide all issues; if any party's Claim is more than $250,000, three neutral arbitrators will decide all issues. All arbitrators will be active Oregon State Bar members in good standing. All arbitration hearings will be held in Portland, Oregon. In addition to all other powers, the arbitrator(s) shall have the exclusive right to determine all issues of arbitrability and shall have the authority to issue subpoenas. Judgment on any arbitration award may be entered in any court with jurisdiction.

                  (C) If either party institutes any judicial proceeding relating to the Loan, such action shall not be a waiver of the right to submit any Claim to arbitration. In addition, whether or not the parties arbitrate any Claim, each has the right before, during, and after any arbitration to exercise any number of the following remedies, in any order or concurrently: (1) set-off;
(2) self-help repossession of any Collateral; (3) judicial or nonjudicial foreclosure against any real or personal property Collateral; and (4) provisional remedies, including injunction, appointment of receiver, attachment, claim, and delivery and replevin.


                                                             XAA093AB/EXH10.1(a)
                                     - 45 -

                  (D) This arbitration clause cannot be modified or waived except in writing, which writing must refer to this arbitration clause and be signed by each party hereto.

                  9.7 Consent to Participation and Assignment. The Borrower understands that the Bank may, from time to time, enter into participation or assignment agreements with one or more participating lenders. The Borrower acknowledges that, for the convenience of all parties, this Agreement is being entered into with the Bank only and that the Borrower's Obligations under this Agreement are undertaken for the benefit of, and as an inducement to, any such participating lender as well as the Bank, and the Borrower hereby grants to each participating lender, to the extent of its participation in the Loans, the right to set off deposit accounts maintained by the Borrower with such lender. No participation shall relieve the Bank of any of its obligations hereunder.

                  9.8 Applicable Law. This Agreement is entered into and performable in Multnomah County, Oregon, and shall be subject to and construed and enforced in accordance with the laws of the state of Oregon without regard to the principles of conflicts of law.

                  9.9 Binding Effect, Assignment and Entire Agreement. This Agreement shall inure to the benefit of, and shall be binding upon, the respective successors and permitted assigns of the parties hereto. The Borrower has no right to assign any of its rights or obligations hereunder without the prior written consent of the Bank. This Agreement, including the exhibits hereto, all of which are hereby incorporated herein by reference, and the documents executed and delivered pursuant hereto constitute the entire agreement among the parties and may be amended only by a writing signed on behalf of each party.

                  9.10 Severability. If any provisions of this Agreement shall be held invalid under any applicable Laws, such invalidity shall not effect any other provision of this Agreement that can be given effect without the invalid provision, and, to this end, the provisions hereof are severable.

                  9.11 Counterparts. This Agreement may be executed in any number of the counterparts, each of which shall be deemed to be an original, but all of which together shall constitute but one and the same instrument.

                  9.12 Statutory Notice. UNDER OREGON LAW, MOST AGREEMENTS, PROMISES, AND COMMITMENTS MADE BY THE BANK CONCERNING LOANS AND OTHER CREDIT EXTENSIONS WHICH ARE NOT FOR PERSONAL, FAMILY, OR HOUSEHOLD PURPOSES, OR SECURED SOLELY BY THE BORROWER'S RESIDENCE, MUST BE IN WRITING, EXPRESS CONSIDERATION, AND BE SIGNED BY THE BANK TO BE ENFORCEABLE.

                                                             XAA093AB/EXH10.1(a)
                                     - 46 -

                  IN WITNESS WHEREOF, the parties hereto have duly executed this Agreement as of the date first above written.


                                            WILLIAMS CONTROLS, INC.



                                            By:__________________________
                                            Name:  Thomas W. Itin
                                            Title: President & Chief
                                                   Executive Officer


                                            UNITED STATES NATIONAL
                                              BANK OF OREGON, individually and
                                              as agent



                                            By:_________________________________
                                            Name:  David A. G. Wynde
                                            Title: Vice President



Approved:

APTEK WILLIAMS, INC.


By:__________________________________
Name:  Thomas W. Itin
Title: President & Chief Executive Officer


HARDEE WILLIAMS, INC.


By:__________________________________
Name:  Thomas W. Itin
Title: President & Chief Executive Officer


KENCO WILLIAMS, INC.


By:__________________________________
Name:  Thomas W. Itin
Title: President & Chief Executive Officer



                                                             XAA093AB/EXH10.1(a)
                                     - 47 -

NESC WILLIAMS, INC.


By:__________________________________
Name:  Thomas W. Itin
Title: President & Chief Executive Officer


WACCAMAW WHEEL WILLIAMS, INC.


By:__________________________________
Name:  Thomas W. Itin
Title: President & Chief Executive Officer


WILLIAMS CONTROLS INDUSTRIES, INC.


By:__________________________________
Name:  Thomas W. Itin
Title: President & Chief Executive Officer

                                                             XAA093AB/EXH10.1(a)

                            WILLIAMS CONTROLS, INC.



$30,000,000.00                                                  Portland, Oregon
                                                                   July 25, 1995


                              REVOLVING LOAN NOTE


                  For valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the undersigned ("Borrower") promises and agrees to pay to the order and assigns of United States National Bank of Oregon ("Bank") at Oregon Corporate Banking, 111 S.W. Fifth Avenue, Suite 400, P.O. Box 4412, Portland, Oregon 97208 (or at such other address as Bank may hereafter specify in writing from time to time): (1) on the Revolving Loan Termination Date, the total unpaid principal amount advanced by Bank from time to time under the Revolving Loan pursuant to the $30,000,000 Revolving Loan Agreement dated as of July 25, 1995, between Borrower and United States National Bank of Oregon (as amended from time to time, the "Loan Agreement") to or for the benefit of or at the request of Borrower until the Revolving Loan Termination Date, (2) monthly, interest on the outstanding balance of all advances under this Note at the rates, on the terms, and in the amounts specified in the Loan Agreement, and (3) when and as due, fees, costs, and disbursements provided for in the Loan Agreement and this Note.

                  No amounts shall be advanced under this Note if, as a result of such advance, the total principal amount outstanding under this Note, when added to the sum of Letters of Credit Outstanding, would exceed the lesser of:
(a) $30,000,000 or (b) the Loan Availability Limit. No advance shall be made under this Note after the Revolving Loan Termination Date. Unless payment in full shall have been previously demanded, Borrower shall pay the entire outstanding principal amount, together with all accrued interest, on the Revolving Loan Termination Date.

                  Repayment of the indebtedness evidenced by this Note is secured by the Collateral, is subject to prepayment and acceleration pursuant to, and is otherwise governed by, the terms of the Loan Agreement and the agreements and instruments required thereunder.

                  Capitalized terms used herein and not otherwise defined shall have the respective meanings ascribed thereto in the Loan Agreement.


                                                             XAA093AC/EXH10.1(b)
                                     - 1 -

                  Borrower also promises and agrees to pay on demand the costs and disbursements, including reasonable attorney fees, incurred by Bank in collecting this Note and/or in foreclosing on the Collateral securing payment of this Note, whether or not a civil action, arbitration proceeding, or insolvency proceeding or claim is commenced, tried, or appealed, plus interest thereon at the Post-Default Rate from the date of the demand until payment is received.

                  Borrower hereby waives acceptance, presentment, demand, diligence, protest, nonpayment, dishonor and notice of any of the foregoing and consents to impairment of subrogation rights and of Collateral. Borrower acknowledges that forbearance by Bank, including any failure to make demand, or other failure by Bank to exercise any right or remedy upon demand or default shall not constitute a waiver or grounds for a claim of estoppel.


                                            WILLIAMS CONTROLS, INC.



                                            By: ________________________________
                                            Name:  Thomas W. Itin
                                            Title: President and Chief Executive
                                                   Officer

                                                             XAA093AC/EXH10.1(b)
                                     - 2 -

                                    GUARANTY


 ** (see last page)                           ("Guarantor") Date:  July 25, 1995
________________________

WILLIAMS CONTROLS, INC.                       ("Borrower")
         And
UNITED STATES NATIONAL                        ("Bank")
    BANK OF OREGON, individually
    and as Agent for any Lenders


                  1. CONTINUING UNLIMITED GUARANTY. For good and valuable consideration, Guarantor absolutely and unconditionally guarantees to Bank and its respective successors and assigns, the full and prompt performance of each and every obligation of Borrower under the $30,000,000 Revolving Loan Agreement dated as of July 25, 1995 (the "Loan Agreement"), between Borrower and Bank (including the "Obligations" of Borrower as defined in the Loan Agreement) and all liabilities, direct or contingent, joint, several, or independent arising out of or in conjunction therewith, including interest, reasonable attorney fees, and other costs and expenses paid or incurred by Bank in enforcing its rights under the Loan Agreement (the "Indebtedness"). [NOTWITHSTANDING ANYTHING TO THE CONTRARY IN THIS AGREEMENT, THE LIABILITY OF GUARANTOR UNDER THIS INSTRUMENT SHALL NOT EXCEED THE SUM OF $3,000,000, BUT MAY INCLUDE AMOUNTS IN EXCESS OF SUCH SUM FOR ACCRUED INTEREST ON SUCH SUM AFTER DEMAND AND FOR EXPENSES DUE PURSUANT TO SECTION 10(d) OF THIS GUARANTY. - This language appears only in the guaranties of Hardee Williams, Inc. and Waccamaw Wheel Williams, Inc.]

                  2. NATURE OF GUARANTY. Guarantor's liability under this Guaranty shall be open and continuous for so long as this Guaranty remains in force. Guarantor intends to guarantee at all times the performance and prompt payment when due, whether at maturity or earlier by reason of acceleration of otherwise, of all Indebtedness. Accordingly, no payments made upon the Indebtedness will discharge or diminish the continuing liability of Guarantor in connection with any remaining portions of the Indebtedness or any of the Indebtedness that subsequently arises or is thereafter incurred or contracted.

                  3. DURATION OF GUARANTY. This Guaranty will take effect on the date hereof without the necessity of any acceptance by Bank, or any notice to Guarantor or to Borrower, and will continue in full force until all Indebtedness incurred or contracted before receipt by Bank of any notice of revocation shall have been fully and finally paid and satisfied and all other obligations of Guarantor under this Guaranty shall have been performed in full. If Guarantor elects to revoke this

                                                             XAA093AF/EXH10.1(c)
                                     - 1 -

Guaranty, Guarantor may only do so in writing. Guarantor's written notice of revocation must be delivered to Bank at Oregon Corporate Banking, 111 S.W. Fifth Avenue, Suite 400, Portland, Oregon 97204, or such other place as Bank may designate in writing. Written revocation of this Guaranty will apply only to advances or new Indebtedness created after actual receipt by Bank of Guarantor's written revocation. For this purpose and without limitation, the term "new Indebtedness" does not include Indebtedness which at the time of notice of revocation is contingent, unliquidated, undetermined or not due and which later becomes absolute, liquidated, determined or due. This Guaranty will continue to bind Guarantor for all Indebtedness incurred by Borrower or committed by Bank prior to receipt of Guarantor's written notice of revocation, including any extensions, renewals, substitutions or modifications of the Indebtedness. All renewals, extensions, substitutions, and modifications of the Indebtedness granted after Guarantor's revocation are contemplated under this Guaranty and will not be considered to be new Indebtedness. Release of any other guarantor or termination of any other guaranty of the Indebtedness shall not affect the liability of Guarantor under this Guaranty. It is anticipated that fluctuations may occur in the aggregate amount of Indebtedness covered by this Guaranty, and it is specifically acknowledged and agreed by Guarantor that reductions in the amount of Indebtedness, even to zero dollars, prior to written revocation of this Guaranty by Guarantor shall not constitute a termination of this Guaranty. This Guaranty is binding upon Guarantor and Guarantor's successors and assigns so long as any of the guaranteed Indebtedness remains unpaid and even though the Indebtedness guaranteed may from time to time be zero dollars.

                  4. GUARANTOR'S AUTHORIZATION TO BANK. Guarantor authorizes Bank, either before or after any revocation hereof, without notice or demand and without lessening Guarantor's liability under this Guaranty, from time to time:
(a) prior to revocation as set forth above, to make one or more additional secured or unsecured loans to Borrower, to lease equipment or other goods to Borrower, or otherwise to extend additional credit to Borrower; (b) to alter, compromise, renew, extend, accelerate, or otherwise change the time for payment or other terms of the Indebtedness or any part of the Indebtedness, including but not limited to increases and decreases of the rate of interest on the Indebtedness and extensions that may be repeated and may be for longer than the original loan term; (c) to take and hold security for the payment of this Guaranty or the Indebtedness, and exchange, enforce, waive, fail or decide not to perfect, and release any such security, with or without the substitution of new collateral; (d) to release, substitute, agree not to sue, or deal with any one or more of Borrower's sureties, endorsers, or other guarantors on any terms or in any manner Bank may choose; (e) to determine how, when and what application of payments and credits shall be made on the Indebtedness; (f) to apply such

                                                             XAA093AF/EXH10.1(c)
                                     - 2 -
security and direct the order or manner of sale thereof, including without limitation, any nonjudicial sale permitted by the terms of the controlling security agreement, mortgage or deed of trust, as Bank may determine; (g) to sell, transfer, assign, or grant participations in all or any part of the Indebtedness; and (h) to assign or transfer this Guaranty in whole or in part.

                  5. GUARANTOR'S REPRESENTATIONS AND WARRANTIES. Guarantor represents and warrants that (a) no representations or agreements of any kind have been made to Guarantor by Bank that would limit or qualify in any way the terms of this Guaranty; (b) except as and to the extent permitted in the Loan Agreement, Guarantor has not and will not, without the prior written consent of Bank, sell, lease, assign, encumber, hypothecate, transfer, or otherwise dispose of all or substantially all of Guarantor's assets; (c) Guarantor will provide to Bank such financial and credit information as may be requested, and such financial information provided will be true and correct in all material respects and will fairly present the financial condition of Guarantor as of the dates thereof; and (d) Guarantor has adequate means of obtaining from Borrower on a continuing basis information regarding Borrower's financial condition. Guarantor agrees to keep adequately informed from such means of any facts, events, or circumstances that might in any way affect Guarantor's risks under this Guaranty, and Guarantor further agrees that Bank shall have no obligation to disclose to Guarantor any information or documents acquired by Bank in the course of its relationship with Borrower.

                  6. GUARANTOR'S WAIVERS. Except as prohibited by applicable law, Guarantor waives any right to require Bank (a) to continue lending money or to extend other credit to Borrower; (b) to make any presentment, protest, demand, or notice of any kind, including notice of any nonpayment of the Indebtedness or of any nonpayment related to any collateral, or notice of any action or nonaction on the part of Borrower, Bank, or any surety, endorser, or other guarantor in connection with the Indebtedness or in connection with the creation of new or additional loans or obligations; (c) to resort for payment or to proceed directly or immediately against any person, including Borrower or any other guarantor; (d) to proceed directly against or exhaust any collateral held by Bank from Borrower, any other guarantor, or any other person; (e) to give notice of the terms, time, and place of any public or private sale of personal property security held by Bank from Borrower, any other guarantor, or any other person or to comply with any other applicable provisions of the Uniform Commercial Code; (f) to pursue any other remedy within the power of Bank; or (g) to commit any act or omission of any kind, or at any time, with respect to any matter whatsoever; except in each case as expressly provided otherwise in the Loan Agreement or this Guaranty.


                                                             XAA093AF/EXH10.1(c)
                                     - 3 -

Until all Indebtedness has been satisfied in full, Guarantor agrees that Guarantor shall not have, and hereby expressly waives, any claim, right, or remedy that Guarantor may now have or hereafter acquire against Borrower that arises hereunder or from performance by Guarantor hereunder, including, without limitation, any claim, remedy, or right of subrogation, reimbursement, exoneration, indemnification, or participation in any claim, right, or remedy that Bank now or may hereafter have against Borrower or any collateral that Bank now have or hereafter acquire, whether or not such claim, right, or remedy arises in equity, under contract, by statute, under common law, or otherwise. Guarantor hereby acknowledges and agrees that this waiver is intended to benefit Borrower and Bank and shall not limit or otherwise affect Guarantor's liability under this Guaranty.

Guarantor also waives any and all rights or defenses arising by reason of (a) any "one action" or "anti-deficiency" law or any other law which may prevent
Bank from bringing any action, including a claim for deficiency, against Guarantor, before or after the commencement or completion by Bank of any foreclosure action, either judicially or by exercise of a power of sale; (b) any election of remedies by Bank that destroys or otherwise adversely affects Guarantor's subrogation rights or Guarantor's rights to proceed against Borrower for reimbursement, including without limitation, any loss of rights Guarantor may suffer by reason of any law limiting, qualifying, or discharging the Indebtedness; (c) any disability or other defense of Borrower, of any other guarantor, or of any other person, or by reason of the cessation of Borrower's liability from any cause whatsoever, other than payment in full of the Indebtedness; (d) any right to claim discharge of the Indebtedness on the basis of unjustified impairment of any collateral for the Indebtedness; (e) any statute of limitations, if at any time any action or suit brought by Bank against Guarantor is commenced there is outstanding Indebtedness of Borrower to Bank that is not barred by any applicable statute of limitations; or (f) any defenses given to guarantors at law or in equity other than actual payment and performance of the Indebtedness. If payment is made by Borrower, whether voluntarily or otherwise, or by any third party, on the Indebtedness and thereafter Bank must remit the amount of that payment to Borrower's trustee in bankruptcy or to any similar person under any federal or state bankruptcy law or law for the relief of debtors, the Indebtedness shall be considered unpaid for the purpose of enforcement of this Guaranty.

Guarantor further waives and agrees not to assert or claim at any time any deductions to the amount guaranteed under this Guaranty for any claim of setoff, counterclaim, counter demand, recoupment or similar right, whether such claim, demand or right may be asserted by Borrower, Guarantor, or both.


                                                             XAA093AF/EXH10.1(c)
                                     - 4 -

                  7. GUARANTOR'S UNDERSTANDING WITH RESPECT TO WAIVERS. Guarantor warrants and agrees that each of the waivers set forth above is made with Guarantor's full knowledge of its significance and consequences and that, under the circumstances, the waivers are reasonable and not contrary to public policy or law. If any such waiver is determined to be contrary to any applicable law or public policy, such waiver shall be effective only to the extent permitted by law or public policy.

                  8. RIGHT OF SETOFF. In addition to all liens upon and rights of setoff against the moneys, securities or other property of Guarantor given to Bank by law, Bank shall have, with respect to Guarantor's obligations under this Guaranty and to the extent permitted by law, a contractual possessory security interest in and a right of setoff against, and Guarantor hereby assigns, conveys, delivers, pledges, and transfers to Bank all of Guarantor's right, title and interest in and to, all deposits, moneys, securities and other property of Guarantor now or hereafter in the possession of or on deposit with Bank, whether held in a general or special account or deposit, whether held jointly with someone else, or whether held for safekeeping or otherwise, excluding however all trust accounts. Every such security interest and right of setoff may be exercised without demand upon or notice to Guarantor. No security interest or right of setoff shall be deemed to have been waived by any act or conduct on the part of Bank or by any neglect to exercise such right of setoff or to enforce such security interest or by any delay in so doing. Every right of setoff and security interest shall continue in full force and effect until waived or released in writing.

                  9. SUBORDINATION OF BORROWER'S DEBTS TO GUARANTOR. Guarantor agrees that the Indebtedness, whether now existing or hereafter created, shall be prior to any claim that Guarantor may now have or hereafter acquire against Borrower, whether or not Borrower becomes insolvent. Guarantor hereby expressly subordinates any claim Guarantor may have against Borrower to any claim that Bank may now or hereafter have against Borrower. In the event of insolvency and consequent liquidation of the assets of Borrower, through bankruptcy, by an assignment for the benefit of creditors, by voluntary liquidation, or otherwise, the assets of Borrower applicable to the payment of the claims of both Guarantor and Bank shall be paid to Bank and shall be applied to the Indebtedness. Guarantor hereby assigns to Bank all claims that it may have or acquire against Borrower or against any assignee or trustee in bankruptcy of Borrower; provided however, that such assignment shall be effective only for the purpose of assuring full payment of the Indebtedness. Bank is hereby authorized, in the name of Guarantor, from time to time to execute and file financing statements and continuation statements and to execute such other documents and to take such other

                                                             XAA093AF/EXH10.1(c)
                                     - 5 -
actions as they deem necessary or appropriate to perfect, preserve and enforce its rights under this Guaranty.

                  10. MISCELLANEOUS. The following miscellaneous provisions are a part of this Guaranty:

         (a) Amendments. This Guaranty constitutes the entire understanding and agreement of the parties as to the matters set forth herein. No alteration of or amendment to this Guaranty shall be effective unless given in writing and signed by the party or parties sought to be charged or bound by the alteration or amendment.

         (b) Applicable Law. This Guaranty shall be governed by and construed in accordance with the laws of the state of Oregon.

         (c)  Arbitration.

                  (i) Bank or Guarantor may require that all disputes, claims, counterclaims, and defenses, including those based on or arising from any alleged tort ("Claims"), relating in any way to this Guaranty, be settled by binding arbitration in accordance with the Commercial Arbitration Rules of the American Arbitration Association and Title 9 of the United States Code. All Claims will be subject to the statutes of limitation applicable if they were litigated. This provision is void if arbitration would jeopardize Bank's ability to proceed against collateral security located outside of Oregon, or if the effect of the arbitration procedure (as opposed to any Claims by the Guarantor) would be to materially impair Bank's ability to realize on any collateral.

                  (ii) If arbitration occurs and each party's Claim is less than $250,000, one neutral arbitrator will decide all issues; if any party's Claim is more than $250,000, three neutral arbitrators will decide all issues. All arbitrators will be active Oregon State Bar members in good standing. All arbitration hearings will be held in Portland, Oregon. In addition to all other powers, the arbitrator(s) shall have the exclusive right to determine all issues of arbitrability and shall have the authority to issue subpoenas. Judgment on any arbitration award may be entered in any court with jurisdiction.

                  (iii) If either party institutes any judicial proceeding relating to this Guaranty, such action shall not be a waiver of the right to submit any Claim to arbitration. In addition, whether or not the parties

                                                             XAA093AF/EXH10.1(c)
                                     - 6 -
         arbitrate any Claim, each has the right before, during, and after any arbitration to exercise any number of the following remedies, in any order or concurrently: (1) set-off; (2) self-help repossession of any collateral; (3) judicial or nonjudicial foreclosure against any real or personal property collateral; and (4) provisional remedies, including injunction, appointment of receiver, attachment, claim, and delivery and replevin.

                  (iv) This arbitration clause cannot be modified or waived except in writing, which writing must refer to this arbitration clause and be signed by each party hereto.

         (d) Expenses. Guarantor agrees to pay upon demand all costs and expenses of Bank, including reasonable legal expenses, incurred in connection with the enforcement of this Guaranty. Bank may pay someone else to help enforce this Guaranty, and Guarantor shall pay the costs and expenses of such enforcement. Costs and expenses include legal expenses whether or not there is a lawsuit, including legal expenses for bankruptcy proceedings (and including efforts to modify or vacate any automatic stay or injunction), appeals, and any anticipated post-judgment collection services. Guarantor also shall pay all court costs and such additional fees as may be directed by the court.

         (e) Notices, All notices required to be given party to the other under this Guaranty shall be in writing and, except for revocation notices by Guarantor, shall be effective when actually delivered or when deposited in the United by either States mail, first class postage prepaid, addressed to the party to whom the notice is to be given at the address shown below or to such other addresses as either party may designate to the other in writing:

                  If to Bank:                      United States National
                                                     Bank of Oregon
                                                   111 S.W. Fifth Avenue
                                                   Post Office Box 4412
                                                   Portland, Oregon  97208
                                                   Attention:  David A. G. Wynde


                                                             XAA093AF/EXH10.1(c)
                                     - 7 -

                  With copies to:              Miller, Nash, Wiener, Hager
                                                & Carlsen
                                               Attorneys at Law
                                               3500 U.S. Bancorp Tower
                                               111 S.W. Fifth Avenue
                                               Portland, Oregon  97204-3699
                                               Attention:  Michael E. Arthur

                  If to Guarantor:             _____________________________
                                               14100 S.W. 72nd Avenue
                                               Portland, Oregon  97224
                                               Attention: Thomas W. Itin,
                                               President and Chief Executive
                                               Officer

                  With copies to:              Friedlob Sanderson Raskin Paulson
                                                     & Tourtillott, LLC
                                               1400 Glenarm Place, Suite 300
                                               Denver, Colorado  80202-5099
                                               Attention:  Mary M. Maikoetter

All revocation notices by Guarantor shall be effective only upon receipt by Bank as provided above in Section 3.

         (f) Interpretation. The words "Guarantor," "Borrower," and "Bank" include the respective successors, assigns, and transferees of each of them. Caption headings in this Guaranty are for convenience purposes only and are not to be used to interpret or define the provisions of this Guaranty. If a court of competent jurisdiction finds any provision of this Guaranty to be invalid or unenforceable as to any person or circumstance, such finding shall not render that provision invalid or unenforceable as to any other persons or circumstances, and all provisions of this Guaranty in all other respects shall remain valid and enforceable.

         (g) Waiver. Bank shall not be deemed to have waived any rights under this Guaranty unless such waiver is given in writing and signed by Bank. No delay or omission on the part of Bank in exercising any right shall operate as a waiver of such right or any other right. No prior waiver by Bank, nor any course of dealing between Bank and Guarantor, shall constitute a waiver of any of the rights of Bank or of any of Guarantor's obligations as to any future transactions. Whenever the consent of Bank is required under this Guaranty, the granting of such consent in any instance shall not constitute continuing consent to subsequent instances where such consent is required.


                                                             XAA093AF/EXH10.1(c)
                                     - 8 -

         (h) Statutory Notice. By Oregon statute (ORS 41.580), the following disclosure is required: UNDER OREGON LAW, MOST AGREEMENTS, PROMISES AND COMMITMENTS MADE BY LENDERS AFTER OCTOBER 3, 1989, CONCERNING LOANS AND OTHER CREDIT EXTENSIONS WHICH ARE NOT FOR PERSONAL, FAMILY, OR HOUSEHOLD PURPOSES OR SECURED SOLELY BY THE BORROWER'S RESIDENCE MUST BE IN WRITING, EXPRESS CONSIDERATION, AND BE SIGNED BY THE LENDER TO BE ENFORCEABLE.


         GUARANTOR:** (see below)

         ____________________________________
         By: Thomas W. Itin
         Title: President and Chief Executive Officer


         Also executed by Bank to document agreement to arbitration provisions of Section 10(c).

         UNITED STATES NATIONAL BANK OF OREGON, individually and as Agent


         By:______________________________
         Title: Vice President

         ** Guaranties were given by each of the following subsidiaries of the Borrower - Aptek Williams, Inc., Hardee Williams, Inc., Kenco Williams, Inc., NESC Williams, Inc., Waccamaw Wheel Williams, Inc. and Williams Controls Industries, Inc.

                                                             XAA093AF/EXH10.1(c)
                                     - 9 -

                               SECURITY AGREEMENT


DATE:             July 25, 1995

BETWEEN:          WILLIAMS CONTROLS, INC., a Delaware corporation
                  14100 S.W. 72nd Avenue
                  Portland, Oregon  97224
                  Attention:  Dale Nelson
                                                                      ("Debtor")

AND:              UNITED STATES NATIONAL BANK OF OREGON,
                    a national banking association, individually
                    and as Agent
                  Oregon Corporate Banking
                  111 S.W. Fifth Avenue, Suite 400
                  Post Office Box 4412
                  Portland, Oregon  97208
                  Attention:  David A. G. Wynde, Vice President
                                                               ("Secured Party")


                  1.  Grant of Security Interest.

                  For valuable consideration, the receipt and sufficiency of which are hereby acknowledged, and to secure payment and performance of the obligations described in Section 2, Debtor hereby grants to Secured Party, for itself and as agent for the group of banks consisting of itself and any other lenders which may become loan syndicate members (collectively the "Banks" and each a "Bank"), a security interest in and to the following (collectively, the "Collateral"):

                  (a) all of Debtor's inventory (including finished inventory, work-in-process, and raw materials), equipment, machinery, furniture and fixtures, vehicles, supplies, all accounts (including all rights under contracts to sell or lease goods or equipment or to render services, whether or not earned by performance, which are not evidenced by an instrument or chattel paper), contract rights, drafts, acceptances, notes, securities and other instruments, all chattel paper, documents, records, computer software and data, general intangibles and other forms of receivables, and all guaranties and securities therefor, including without limitation the property described below, now owned or hereafter acquired by Debtor, as well as the products and proceeds thereof:


                                                             XAA093AE/EXH10.1(d)
                                     - 1 -

                           (i) any and all patents,  copyrights,  registered and
                  common law trademarks, trade names, service marks, service names, slogans, assumed names and other similar rights owned by Debtor or which it has the right to use in the conduct of its business, including, without limitation, any rights to Debtor's trade names;

                           (ii) all claims,  causes of action,  and other rights
                  of Debtor that relate in any way to the ownership, operation, use, or lease of any of the Collateral; and

                           (iii) all rents, income, receipts,  revenues, issues,
                  profits and other income, liens, and security interests of any nature to which Debtor may now be or shall hereafter become entitled arising from the Collateral; and

                  (b) all equipment, fixtures, and goods described on Exhibit A as it may from time to time be amended to include additional equipment, fixtures, and goods, together with all accessions, parts, additions, substitutions, and replacements affixed thereto, as well as the products and proceeds thereof.

                  2.  Obligations Secured.

                  This Agreement is given to secure (a) performance of the covenants and agreements hereinafter made, (b) payment of all indebtedness now or hereafter owing to Secured Party or any Bank by Debtor, including performance of the covenants and agreements under (i) that certain $30,000,000 Revolving Loan Agreement of even date herewith between Debtor and Secured Party (the "Loan Agreement"), as evidenced by a promissory note of even date herewith in the initial maximum principal amount of $30,000,000 (the "Note"), (ii) that certain Guaranty Agreement between Debtor and Secured Party of even date herewith pursuant to which indebtedness of Ajay Sports, Inc., has been guaranteed by Debtor (the "Ajay Guaranty"), and (iii) any and all renewals and extensions of the foregoing instruments, whether or not evidenced by new or additional instruments, (c) performance of the covenants and provisions in all other agreements, certificates, guaranties, or other documents executed by Debtor in connection with the Loan Agreement and the Note, and (d) payment of all advances, costs, expenses and reasonable attorney fees at trial, on appeal, or in any bankruptcy proceeding incurred by Secured Party or the Banks in servicing and enforcing the debts, obligations and liabilities of Debtor and in preserving,

                                                             XAA093AE/EXH10.1(d)
                                     - 2 -
handling, protecting, collecting, foreclosing, disposing and otherwise realizing on any and all security therefor.

                  3.  Warranties, Representations and Covenants of Debtor.

                  Debtor represents, warrants and covenants as follows:

                  (a) Except for Permitted Liens: (i) Debtor will keep the Collateral free and clear of any lien, encumbrance or security interest; (ii) Debtor will not mortgage, pledge, grant, or permit to exist a security interest or lien upon any of the Collateral, now owned or hereafter acquired; (iii) Debtor is, and as to portions of the Collateral acquired after the date hereof, will be, the sole owner of the Collateral, free from any adverse lien, security interest, or adverse claim of any kind whatsoever, except for claims of persons claiming solely by, through or under Secured Party. No financing statement or other instrument affecting the Collateral, or rights therein, bearing the signature of, or otherwise authorized by, Debtor is on file in any public filing office, other than those giving rise to Permitted Liens. Debtor will notify Secured Party of any claim or demand against the Collateral and will defend the Collateral against all claims and demands of all persons at any time claiming the same or any interest therein, other than those persons whose claims or demands are based on Permitted Liens, and other than those persons claiming solely by, through or under Secured Party.

                  (b) Debtor's equipment and inventory are located in the states of Oregon and Michigan. Debtor will notify Secured Party in the event it opens places of business in other states or comes to have Collateral located in other states. The Collateral is not used or bought for personal, family or household purposes.

                  (c) Debtor's principal place of business is in Portland, Oregon. Debtor will not move its principal place of business outside the state of Oregon. Debtor will not do business under any assumed business names except those of which Debtor has notified Secured Party as provided below. Debtor will immediately notify Secured Party in writing of the adoption or change of any assumed business name, and will, upon request of Secured Party, execute any additional financing statements or other certificates necessary to reflect the adoption or change in such name or names.


                                                             XAA093AE/EXH10.1(d)
                                     - 3 -

                  (d) Except as permitted in the Loan Agreement, Debtor will not sell, lease, transfer or otherwise dispose of any interest in any Collateral (other than in the ordinary course of business) without the prior written consent of Secured Party.

                  (e) Debtor will keep the Collateral in good condition and repair, and will not misuse, abuse, destroy, or allow to deteriorate or waste the Collateral or any part thereof, except for ordinary wear and tear of its normal and expected use in Debtor's business. Debtor will not use any of the Collateral in violation or any governmental law, rule, or regulation. Secured Party or its designee may examine and inspect the Collateral at all reasonable times, wherever located, and for that purpose is authorized by Debtor to enter any place or places where any part of the Collateral may be.

                  (f) Debtor will keep the Collateral fully insured against loss or damage by fire, theft, collision, and such other hazards as provided in Section 6.1(D) of the Loan Agreement.

                  (g) Debtor will pay promptly when due all taxes, license fees, and assessments on the Collateral. Debtor may withhold payment of any tax, license fee, or assessment in connection with a good faith dispute over the obligation to pay, so long as Secured Party's interest in the Collateral is not jeopardized. If a lien arises or is filed as a result of nonpayment, Debtor shall within 20 days after the lien arises or, if a lien is filed, within 15 days after Debtor has notice of the filing, secure the discharge of the lien or deposit with Secured Party cash or a sufficient corporate surety bond or other security satisfactory to Secured Party in an amount sufficient to discharge the lien plus any costs, attorney fees, or other charges that could accrue as a result of a foreclosure or sale under the lien.

                  (h) Debtor will promptly execute any document, alone or with Secured Party, procure any document, give any notices, do all other acts, and pay all costs associated with the foregoing that Secured Party determines are necessary to protect the Collateral against rights, claims or interests of third parties (except those arising from Permitted Liens or those claiming solely by, through or under Secured Party) and will otherwise preserve the Collateral as security hereunder.

                                                             XAA093AE/EXH10.1(d)
                                     - 4 -

                  (i) Debtor will not assert against Secured Party any claim or defense which Debtor may have against any other person with respect to the Collateral or any part thereof.

                  (j) Until foreclosure, Debtor will indemnify, defend, and hold Secured Party and the Banks harmless from and against any loss, liability, damage, cost and expense whatsoever arising from the use, operation, ownership or possession of the Collateral or any part thereof.

                  (k) Debtor shall promptly replace any material loss, theft, damage or destruction of any Collateral; provided that if all insurance proceeds covering such loss, theft, damage or destruction are promptly applied to the reduction of indebtedness under the Note, then such failure to replace shall not constitute an Event of Default.

                  (l) At Closing, Debtor will deliver to Secured Party such other documents or instruments as Secured Party may reasonably request.



                  4.  Preservation of Collateral by Secured Party.

                  If Debtor should fail to make any payment, perform or observe any other covenant, obligation or agreement, or take any other action which Debtor is obligated hereunder to make, perform, observe, take or do, then Secured Party may, at Secured Party's sole discretion, without notice to or demand upon Debtor and without releasing Debtor from any obligation, covenant, or agreement hereof, make, perform, observe, take or do the same in such manner and to such extent as Secured Party may deem necessary to protect the security interest in or the value of the Collateral. Furthermore, Secured Party, in its sole discretion, may commence, appear or otherwise participate in any action or proceeding purporting to affect Secured Party's security interest in or the value or ownership of the Collateral. All sums expended or incurred by Secured Party pursuant to the foregoing authorizations (including reasonable attorney fees) shall be secured hereby and shall be due and payable within ten days after demand and shall bear interest from the date of expenditure until the date of reimbursement at the Post-Default Rate.

                  5.  Use of Collateral by Debtor.

                  So long as no Event of Default shall have occurred, Debtor may have possession of the Collateral (other than

                                                             XAA093AE/EXH10.1(d)
instruments delivered to Secured Party pursuant to this Agreement) and may use the Collateral in any lawful manner not inconsistent with this Agreement, the Loan Agreement, or any policy of insurance covering the Collateral. Secured Party acknowledges and agrees that any buyer in the ordinary course of Debtor's business takes free of Secured Party's security interest.

                  6.  Events of Default.

                   TIME IS OF THE ESSENCE. Any of the following shall constitute an event of default under this Agreement ("Event of Default"):

                  (a) An Event of Default shall occur under this Agreement, the Loan Agreement, the Note, the Guaranty or the Ajay Guaranty;

                  (b) Secured Party receives any evidence that Debtor has taken any action that is contrary to Debtor's grant to Secured Party of a security interest in the Collateral, and such default is not remedied within 20 days after notice to Debtor by Secured Party;

                  (c) Debtor fails to perform or observe any covenant, agreement, term, or promise contained herein or in any other agreement with Secured Party or the Banks to which Debtor is a party, and such performance or observance is not remedied within 20 Days from the earlier of the time an officer or director of Debtor obtains actual knowledge thereof or notice from Secured Party or the Banks;

                  (d) Any representation, warranty, or statement made herein proves to have been false or misleading in any material respect as of the time made; or

                  (e) Material loss, theft, destruction or disappearance of, or damage to, the Collateral, and such Collateral is not replaced within 20 days of such event (or such additional time as may be necessary to replace such Collateral by the exercise of reasonable diligence) or all insurance proceeds covering such loss, theft, destruction or disappearance are not promptly applied to the reduction of the indebtedness under the Note.

                  7.  Remedies Upon Default.

                  (a) Upon the occurrence of any Event of Default, Secured Party may, at its option and in addition to any other remedies provided by law, in this Agreement or in any other

                                                             XAA093AE/EXH10.1(d)
                                     - 6 -
agreement with Secured Party to which Debtor is a party, do any one or more of the following, successively or concurrently:

                           (i) In  accordance  with  Section  7.2  of  the  Loan
                  Agreement, declare all indebtedness secured hereby to be immediately due and payable.

                           (ii)  Either  personally,  or  by  means  of a  court
                  appointed receiver, take possession of all or any of the Collateral and exclude therefrom Debtor and all others claiming under Debtor, and thereafter hold, store, use, operate, manage, lease, maintain and control the Collateral, make repairs, replacements, alterations, additions and improvements to the Collateral and exercise all rights and powers of Debtor with respect to the Collateral or any part thereof. Debtor hereby expressly waives any requirement that Secured Party or the receiver post a bond upon such appointment. In the event Secured Party demands or attempts to take possession of the Collateral in the exercise of any rights under this Agreement, Debtor shall turn over promptly and deliver complete possession thereof to Secured Party.

                           (iii) Without  notice to or demand upon Debtor,  make
                  such payments and do such acts as Secured Party may deem necessary to protect Secured Party's security interest in the Collateral, including without limitation, (1) paying, purchasing, contesting or compromising any encumbrance, charge or lien which is prior to or superior to the security interest granted hereunder, and in exercising any such powers or authority to pay all expenses incurred in connection therewith, and (2) in exercising its rights under this Section 7, collect, compromise, endorse, sell, or otherwise deal with Collateral or proceeds thereof in its own name or that of Debtor, with full power to endorse any certificates of title.

                           (iv) Require  Debtor to deliver to Secured  Party all
                  original documents, drafts, acceptances, notes, securities, other instruments, and chattel paper. If any of the chattel paper covers

                                                             XAA093AE/EXH10.1(d)
                                     - 7 -
                  property that is covered by certificates of title, then Debtor shall also deliver such certificates.

                           (v) Require Debtor to assemble the Collateral, or any
                  portion thereof, at a place designated by Secured Party and reasonably convenient to both parties, and promptly to deliver such Collateral to Secured Party or its designee. Secured Party, and its agents and representatives and designees, shall have the right to enter upon any or all of Debtor's premises and property to exercise Secured Party's rights hereunder.

                           (vi) Notify account debtors or lessees of any Collateral that the Collateral has been assigned to Secured Party and the proceeds, lease payments, or other payments thereon shall be paid to Secured Party. Upon request of Secured Party, Debtor will also promptly notify account debtors and will indicate on all billings to account debtors that the accounts are payable to Secured Party, and will promptly notify lessees of Collateral that all lease payments are payable to Secured Party. Any and all proceeds thereafter received by Debtor shall be turned over to Secured Party daily in the exact form in which they are received.

                           (vii) Foreclose on the Collateral as herein provided or in any manner permitted by law, and exercise any and all of the rights and remedies conferred upon Secured Party or the Banks by the Loan Agreement, the Guaranty, or any other document executed by Debtor in connection with the indebtedness secured hereby, either concurrently or in such order as Secured Party may determine; and sell or cause to be sold in such order as Secured Party may determine, as a whole or in such parcels as Secured Party may determine, the Collateral without affecting in any way other rights or remedies to which Secured Party may be entitled.

                           (viii) Sell, lease or otherwise dispose of the Collateral at public sale, without having the Collateral at the place of sale, and upon terms and in such manner as Secured Party may determine. Secured Party, any Bank or Debtor may be a purchaser at any sale.

                                                             XAA093AE/EXH10.1(d)
                                     - 8 -

                           (ix) Exercise any remedies of a secured party under the Uniform Commercial Code of Oregon and of any other state in which Collateral is located.

                  (b) Unless the Collateral is perishable or threatens to decline rapidly in value or is of a type customarily sold on a recognized market, Secured Party shall give Debtor at least ten (10) days' prior written notice of the time and place of any intended public sale or of the time after which any intended private sale or other disposition of the Collateral is to be made, which notice shall be deemed reasonable.

                  (c) In the event of public or private sale of the Collateral, the proceeds, after payment therefrom of Secured Party's reasonable expenses of sale, reasonable attorney fees and other legal expenses incurred in connection therewith, shall be applied in satisfaction of the obligations secured hereby, and any surplus remaining shall be paid by Secured Party to Debtor. In the event the proceeds applied to such obligations are insufficient to pay the same in full, Debtor shall be liable for any deficiency and shall promptly pay the same to Secured Party. Any repossession or retaking or sale of the Collateral pursuant to the terms hereof shall not operate to release Debtor until full payment of any deficiency has been made in cash.

                  8.  Payment of Costs of Collection.

                  In case of an Event of Default, or in case litigation is commenced to enforce or construe any term of this Agreement or the Note or any other instrument evidencing indebtedness of Debtor to Secured Party or the Banks or of any other document or agreement executed hereunder, the losing party will pay to the prevailing party such amounts as shall be sufficient to cover the cost and expense of collection or enforcement, including, without limitation, reasonable attorney's fees and costs at trial, on appeal, and in any bankruptcy proceeding.

                  9.  Power of Attorney.

                  Debtor does hereby irrevocably appoint Secured Party as its attorney-in-fact, with full power of substitution, upon the occurrence of an Event of Default, to execute any document or instrument, including any proofs of claim, to endorse any draft or other instrument for the payment of money, to execute releases, to negotiate settlements, to cancel any insurance referred to herein and to do all other things necessary or required to effect a settlement under any insurance policy or to take any action or perform any obligation or enforce any right with respect to the Collateral Debtor would have the right or power to do, all of which actions may be taken in Secured Party's

                                                             XAA093AE/EXH10.1(d)
                                     - 9 -
own name. Secured Party agrees to give Debtor notice of any actions it has taken pursuant to its appointment as attorney-in-fact within a reasonable time after such action is taken, it being understood that the failure to give such notice will not revoke Secured Party's appointment as attorney-in-fact or invalidate any actions taken in such capacity. This power of attorney is a power coupled with an interest which cannot be revoked until payment in full of the whole amount then due and unpaid of the indebtedness of Debtor to Secured Party.

                  10.  Miscellaneous.

                  (a) Notices. All notices or other communications required or permitted hereunder shall be given to the appropriate party or parties and shall be effective as provided in the Loan Agreement.

                  (b) Remedies Cumulative. Any and all remedies herein expressly conferred upon Secured Party shall be deemed cumulative with and not exclusive of any other remedy conferred hereby or by law on Secured Party, and the exercise of any one remedy shall not preclude the exercise of any other.

                  (c) Waiver. Secured Party shall not be deemed to have waived any power, right, or remedy under this or any other agreement executed by Debtor unless the waiver is in writing signed by Secured Party. No delay in exercising Secured Party's power, right, or remedy shall be a wavier nor shall a waiver on one occasion operate as a waiver of such power, right, or remedy on a future occasion.

                  (d) Further Assurances. Debtor will join with Secured Party in executing, filing, and doing whatever may be necessary under applicable law to perfect and continue Secured Party's security interest in the Collateral now owned or hereafter acquired by Debtor, all at Debtor's expense.

                  (e) Attorney Fees. In the event of exercise of Secured Party's rights or remedies under this Agreement or under the Uniform Commercial Code, Debtor agrees to pay all costs, expenses, and reasonable attorney fees as the trial court or any appellate court may adjudge reasonable in any matter arising from or related to this Agreement, including claims and adversary proceedings in bankruptcy.

                  (f) Expenses. Whether or not the transactions contemplated hereby are consummated, Debtor shall bear all expenses incurred by it and by Secured Party arising from the preparation, negotiation, execution and delivery of this Agreement, the Loan Agreement, and all related documents, and the

                                                             XAA093AE/EXH10.1(d)
                                     - 10 -
performance  of  all  transactions   contemplated  thereby,   including  without
limitation all fees and expenses of counsel to the Banks.

                  (g) Successors and Assigns. This Agreement may not be assigned by Debtor without the prior written consent of Secured Party. This Agreement shall be binding upon and shall inure to the benefit of the parties and their permitted respective successors and assigns. The Note is a separate instrument and may be negotiated, extended, or renewed by Secured Party without releasing Debtor, the Collateral, or any guarantor or co-maker.

                  (h) Validity; Severability. In the event that any provision of this Agreement is held to be invalid, such event shall not affect, in any respect whatsoever, the validity of the remainder of this Agreement, and the remainder shall be construed without the invalid provision so as to carry out the intent of the parties to the extent possible without the invalid provision.

                  (i) Exhibits and Schedules. Any exhibits or schedules attached to this Agreement and referred to herein are incorporated in this Agreement as if they were fully set forth in the text hereof.

                  (j) Governing Law. This Agreement shall be governed by and construed under the laws of the state of Oregon.

                  (k) Counterparts; Headings. This Agreement may be executed in several counterparts, each of which shall be deemed an original, but such counterparts shall together constitute but one and the same Agreement. Section headings in this Agreement are inserted for convenience of reference only and shall not constitute a part hereof.

                  (l) Amendment. This Agreement can be modified or terminated only by a writing signed by Secured Party and Debtor.

                  (m) Term of Security Agreement. This Agreement shall remain in full force and effect as long as the Note or any other indebtedness of Debtor to Secured Party or the Banks remains unpaid or outstanding, any commitment of the Banks under the Loan Agreement remains outstanding, or the Guaranty remains in effect.

                  (n) Capitalized Terms. Capitalized terms not defined herein shall have the respective meanings ascribed thereto in the Loan Agreement.

                  (o) Include. The terms "include," "including," and similar terms shall be construed as if followed by the phrase "without limitation."


                                                             XAA093AE/EXH10.1(d)
                                     - 11 -

                  (p) Arbitration. As and to the extent set forth in the Loan Agreement, the parties hereto may require that disputes arising hereunder be settled by binding arbitration.

                  (q) Conflict with Loan Agreement. To the extent that any term or provision contained in this Agreement conflicts with any term or provision contained in the Loan Agreement, the Loan Agreement shall control.

                  IN WITNESS WHEREOF, the parties hereto have duly executed this Agreement as of the date first above written.

                                            SECURED PARTY:

                                            UNITED STATES NATIONAL BANK
                                              OF OREGON, individually and
                                              as Agent



                                            By:  _______________________________
                                            Name:
                                            Title:


                                            DEBTOR:

                                            WILLIAMS CONTROLS, INC.



                                            By:    _____________________________
                                            Name:  Thomas W. Itin
                                            Title: President and Chief Executive
                                                   Officer

                                                             XAA093AE/EXH10.1(d)
                                     - 12 -

                                   SUBSIDIARY
                               SECURITY AGREEMENT


DATE:             July 25, 1995

BETWEEN:           **                , a Delaware corporation
                  14100 S.W. 72nd Avenue
                  Portland, Oregon  97224
                  Attention:  Dale Nelson
                                                                      ("Debtor")
______________
**       Entered into by each of the following subsidiaries:  Aptek
         Williams, Inc., Hardee Williams, Inc., Kenco Williams, Inc.,
         NESC Williams, Inc., Waccamaw Wheel Williams, Inc. and
         Williams Controls Industries, Inc.


AND:              UNITED STATES NATIONAL BANK OF OREGON,
                    a national banking association, individually
                    and as Agent
                  Oregon Corporate Banking
                  111 S.W. Fifth Avenue, Suite 400
                  Post Office Box 4412
                  Portland, Oregon  97208
                  Attention:  David A. G. Wynde, Vice President
                                                               ("Secured Party")


                  1.  Grant of Security Interest.

                  This security agreement is granted to support credit accommodations to affiliated corporations which have intercompany transactions and which will directly and indirectly benefit Debtor. Therefore, for valuable consideration, the receipt and sufficiency of which are hereby acknowledged, and to secure payment and performance of the obligations described in Section 2, Debtor hereby grants to Secured Party, for itself and as agent for the group of banks consisting of itself and any other lenders which may become loan syndicate members (collectively the "Banks" and each a "Bank"), a security interest in and to the following (collectively, the "Collateral"):

                  (a) all of Debtor's inventory (including finished inventory, work-in-process, and raw materials), equipment, machinery, furniture and fixtures, vehicles, supplies, all accounts (including all rights under contracts to sell or lease goods or equipment or to render services, whether or not earned by performance, which are not evidenced by an instrument or chattel paper), contract rights, drafts, acceptances, notes,

                                                             XAA093F1/EXH10.1(e)
                                     - 1 -
         securities and other instruments, all chattel paper, documents, records, computer software and data, general intangibles and other forms of receivables, and all guaranties and securities therefor, including without limitation the property described below, now owned or hereafter acquired by Debtor, as well as the products and proceeds thereof:

                           (i) any and all patents,  copyrights,  registered and
                  common law trademarks, trade names, service marks, service names, slogans, assumed names and other similar rights owned by Debtor or which it has the right to use in the conduct of its business, including, without limitation, any rights to Debtor's trade names;

                           (ii) all claims,  causes of action,  and other rights
                  of Debtor that relate in any way to the ownership, operation, use, or lease of any of the Collateral; and

                           (iii) all rents, income, receipts,  revenues, issues,
                  profits and other income, liens, and security interests of any nature to which Debtor may now be or shall hereafter become entitled arising from the Collateral; and

                  (b) all equipment, fixtures, and goods described on Exhibit A as it may from time to time be amended to include additional equipment, fixtures, and goods, together with all accessions, parts, additions, substitutions, and replacements affixed thereto, as well as the products and proceeds thereof.

                  2.  Obligations Secured.

                  This Agreement is given to secure (a) performance of the covenants and agreements hereinafter made, (b) Debtor's obligations under that certain guaranty of even date herewith (the "Guaranty") pursuant to which Debtor has guaranteed the obligations of Williams Controls, Inc., a Delaware corporation ("Borrower"), specifically including under (i) that certain $30,000,000 Revolving Loan Agreement of even date herewith between Borrower and Secured Party (the "Loan Agreement"), as evidenced by a promissory note of even date herewith in the initial maximum principal amount of $30,000,000 (the "Note"), (ii) that certain Guaranty Agreement between Borrower and Secured Party of even date herewith pursuant to which indebtedness of Ajay Sports, Inc., has been guaranteed by Borrower (the "Ajay Guaranty"), and (iii) any and all renewals and extensions of the foregoing instruments whether or not evidenced by new or

                                                             XAA093F1/EXH10.1(e)
                                     - 2 -
additional instruments, (c) performance of the covenants and provisions in all other agreements, certificates, guaranties, or other documents executed by Borrower or Debtor in connection with the Loan Agreement and the Note, and (d) payment of all advances, costs, expenses and reasonable attorney fees at trial, on appeal, or in any bankruptcy proceeding incurred by Secured Party or the
Banks in servicing and enforcing the debts, obligations and liabilities of Debtor and in preserving, handling, protecting, collecting, foreclosing, disposing and otherwise realizing on any and all security therefor.

                  3.  Warranties, Representations and Covenants of
Debtor.

                  Debtor represents, warrants and covenants as follows:

                  (a) Except for Permitted Liens: (i) Debtor will keep the Collateral free and clear of any lien, encumbrance or security interest; (ii) Debtor will not mortgage, pledge, grant, or permit to exist a security interest or lien upon any of the Collateral, now owned or hereafter acquired; (iii) Debtor is, and as to portions of the Collateral acquired after the date hereof, will be, the sole owner of the Collateral, free from any adverse lien, security interest, or adverse claim of any kind whatsoever, except for claims of persons claiming solely by, through or under Secured Party. No financing statement or other instrument affecting the Collateral, or rights therein, bearing the signature of, or otherwise authorized by, Debtor is on file in any public filing office, other than those giving rise to Permitted Liens. Debtor will notify Secured Party of any claim or demand against the Collateral and will defend the Collateral against all claims and demands of all persons at any time claiming the same or any interest therein, other than those persons whose claims or demands are based on Permitted Liens, and other than those persons claiming solely by, through or under Secured Party.

                  (b) Debtor's equipment and inventory are located in the states of [Oregon, Michigan, Indiana, Ohio, West Virginia, Florida, South Carolina, and Malaysia]. Debtor will notify Secured Party in the event it opens places of business in other states or comes to have Collateral located in other states. The Collateral is not used or bought for personal, family or household purposes.

                  (c) Debtor's principal place of business is in [Portland, Oregon]. Debtor will not move its principal place of business outside such state. Debtor will not

                                                             XAA093F1/EXH10.1(e)
                                     - 3 -
         do business under any assumed business names except those of which Debtor has notified Secured Party as provided below. Debtor will immediately notify Secured Party in writing of the adoption or change of any assumed business name, and will, upon request of Secured Party, execute any additional financing statements or other certificates necessary to reflect the adoption or change in such name or names.

                  (d) Except as permitted in the Loan Agreement, Debtor will not sell, lease, transfer or otherwise dispose of any interest in any Collateral (other than in the ordinary course of business) without the prior written consent of Secured Party.

                  (e) Debtor will keep the Collateral in good condition and repair, and will not misuse, abuse, destroy, or allow to deteriorate or waste the Collateral or any part thereof, except for ordinary wear and tear of its normal and expected use in Debtor's business. Debtor will not use any of the Collateral in violation or any governmental law, rule, or regulation. Secured Party or its designee may examine and inspect the Collateral at all reasonable times, wherever located, and for that purpose is authorized by Debtor to enter any place or places where any part of the Collateral may be.

                  (f) Debtor will keep the Collateral fully insured against loss or damage by fire, theft, collision, and such other hazards as provided in Section 6.1(D) of the Loan Agreement.

                  (g) Debtor will pay promptly when due all taxes, license fees, and assessments on the Collateral. Debtor may withhold payment of any tax, license fee, or assessment in connection with a good faith dispute over the obligation to pay, so long as Secured Party's interest in the Collateral is not jeopardized. If a lien arises or is filed as a result of nonpayment, Debtor shall within 20 days after the lien arises or, if a lien is filed, within 15 days after Debtor has notice of the filing, secure the discharge of the lien or deposit with Secured Party cash or a sufficient corporate surety bond or other security satisfactory to Secured Party in an amount sufficient to discharge the lien plus any costs, attorney fees, or other charges that could accrue as a result of a foreclosure or sale under the lien.

                  (h) Debtor will promptly execute any document, alone or with Secured Party, procure any document, give

                                                             XAA093F1/EXH10.1(e)
                                     - 4 -
         any notices, do all other acts, and pay all costs associated with the foregoing that Secured Party determines are necessary to protect the Collateral against rights, claims or interests of third parties (except those arising from Permitted Liens or those claiming solely by, through or under Secured Party) and will otherwise preserve the Collateral as security hereunder.

                  (i) Debtor will not assert against Secured Party any claim or defense which Debtor may have against any other person with respect to the Collateral or any part thereof.

                  (j) Until foreclosure, Debtor will indemnify, defend, and hold Secured Party and the Banks harmless from and against any loss, liability, damage, cost and expense whatsoever arising from the use, operation, ownership or possession of the Collateral or any part thereof.

                  (k) Debtor shall promptly replace any material loss, theft, damage or destruction of any Collateral; provided that if all insurance proceeds covering such loss, theft, damage or destruction are promptly applied to the reduction of indebtedness under the Note, then such failure to replace shall not constitute an Event of Default.



                  (l) At Closing, Debtor will deliver to Secured Party such other documents or instruments as Secured Party may reasonably request.

                  4.  Preservation of Collateral by Secured Party.

                  If Debtor should fail to make any payment, perform or observe any other covenant, obligation or agreement, or take any other action which Debtor is obligated hereunder to make, perform, observe, take or do, then Secured Party may, at Secured Party's sole discretion, without notice to or demand upon Debtor and without releasing Debtor from any obligation, covenant, or agreement hereof, make, perform, observe, take or do the same in such manner and to such extent as Secured Party may deem necessary to protect the security interest in or the value of the Collateral. Furthermore, Secured Party, in its sole discretion, may commence, appear or otherwise participate in any action or proceeding purporting to affect Secured Party's security interest in or the value or ownership of the Collateral. All sums expended or incurred by Secured Party pursuant to the foregoing authorizations (including attorney fees) shall be secured hereby

                                                             XAA093F1/EXH10.1(e)
                                     - 5 -
and shall be due and payable within ten days after demand and shall bear interest from the date of expenditure until the date of reimbursement at the Post-Default Rate.

                  5.  Use of Collateral by Debtor.

                  So long as no Event of Default shall have occurred, Debtor may have possession of the Collateral (other than instruments delivered to Secured Party pursuant to this Agreement) and may use the Collateral in any lawful manner not inconsistent with this Agreement, the Loan Agreement, or any policy of insurance covering the Collateral. Secured Party acknowledges and agrees that any buyer in the ordinary course of Debtor's business takes free of Secured Party's security interest.

                  6.  Events of Default.

                  TIME IS OF THE ESSENCE. Any of the following shall constitute an event of default under this Agreement ("Event of Default"):

                  (a) An Event of Default shall occur under this Agreement, the Loan Agreement, the Note, the Guaranty or the Ajay Guaranty;

                  (b) Secured Party receives any evidence that Debtor has taken any action that is contrary to Debtor's grant to Secured Party of a security interest in the Collateral, and such default is not remedied within 20 days after notice to Debtor by Secured Party;

                  (c) Debtor fails to perform or observe any covenant, agreement, term, or promise contained herein or in any other agreement with Secured Party or the Banks to which Debtor is a party, and such performance or observance is not remedied within 15 Days from the earlier of the time an officer or director of Debtor obtains actual knowledge thereof or notice from Secured Party or the Banks;

                  (d) Any representation, warranty, or statement made herein proves to have been false or misleading in any material respect as of the time made; or

                  (e) Material loss, theft, destruction or disappearance of, or damage to, the Collateral, and such Collateral is not replaced within 20 days of such event (or such additional time as may be necessary to replace such Collateral by the exercise of reasonable diligence) or all insurance proceeds covering such loss, theft, destruction or disappearance are not

                                                             XAA093F1/EXH10.1(e)
                                     - 6 -
         promptly applied to the reduction of the indebtedness under the Note.

                  7.  Remedies Upon Default.

                  (a) Upon the occurrence of any Event of Default, Secured Party may, at its option and in addition to any other remedies provided by law, in this Agreement or in any other agreement with Secured Party to which Debtor is a party, do any one or more of the following, successively or concurrently:

                           (i) In  accordance  with  Section  7.2  of  the  Loan
                  Agreement, declare all indebtedness secured hereby to be immediately due and payable.

                           (ii)  Either  personally,  or  by  means  of a  court
                  appointed receiver, take possession of all or any of the Collateral and exclude therefrom Debtor and all others claiming under Debtor, and thereafter hold, store, use, operate, manage, lease, maintain and control the Collateral, make repairs, replacements, alterations, additions and improvements to the Collateral and exercise all rights and powers of Debtor with respect to the Collateral or any part thereof. Debtor hereby expressly waives any requirement that Secured Party or the receiver post a bond upon such appointment. In the event Secured Party demands or attempts to take possession of the Collateral in the exercise of any rights under this Agreement, Debtor shall turn over promptly and deliver complete possession thereof to Secured Party.

                           (iii) Without  notice to or demand upon Debtor,  make
                  such payments and do such acts as Secured Party may deem necessary to protect Secured Party's security interest in the Collateral, including without limitation, (1) paying, purchasing, contesting or compromising any encumbrance, charge or lien which is prior to or superior to the security interest granted hereunder, and in exercising any such powers or authority to pay all expenses incurred in connection therewith, and (2) in exercising its rights under this Section 7, collect, compromise, endorse, sell, or otherwise deal with Collateral or proceeds thereof in its own name or that of

                                                             XAA093F1/EXH10.1(e)
                                     - 7 -

                  Debtor, with full power to endorse any certificates of title.

                           (iv) Require  Debtor to deliver to Secured  Party all
                  original documents, drafts, acceptances, notes, securities, other instruments, and chattel paper. If any of the chattel paper covers property that is covered by certificates of title, then Debtor shall also deliver such certificates.

                           (v) Require Debtor to assemble the Collateral, or any
                  portion thereof, at a place designated by Secured Party and reasonably convenient to both parties, and promptly to deliver such Collateral to Secured Party or its designee. Secured Party, and its agents and representatives and designees, shall have the right to enter upon any or all of Debtor's premises and property to exercise Secured Party's rights hereunder.

                           (vi) Notify account debtors or lessees of any Collateral that the Collateral has been assigned to Secured Party and the proceeds, lease payments, or other payments thereon shall be paid to Secured Party. Upon request of Secured Party, Debtor will also promptly notify account debtors and will indicate on all billings to account debtors that the accounts are payable to Secured Party, and will promptly notify lessees of Collateral that all lease payments are payable to Secured Party. Any and all proceeds thereafter received by Debtor shall be turned over to Secured Party daily in the exact form in which they are received.

                           (vii) Foreclose on the Collateral as herein provided or in any manner permitted by law, and exercise any and all of the rights and remedies conferred upon Secured Party or the Banks by the Loan Agreement, the Guaranty, or any other document executed by Debtor in connection with the indebtedness secured hereby, either concurrently or in such order as Secured Party may determine; and sell or cause to be sold in such order as Secured Party may determine, as a whole or in such parcels as Secured Party may determine, the Collateral without affecting in any way other rights or remedies to which Secured Party may be entitled.


                                                             XAA093F1/EXH10.1(e)
                                     - 8 -

                           (viii) Sell, lease or otherwise dispose of the Collateral at public sale, without having the Collateral at the place of sale, and upon terms and in such manner as Secured Party may determine. Secured Party, any Bank or Debtor may be a purchaser at any sale.

                           (ix) Exercise any remedies of a secured party under the Uniform Commercial Code of Oregon and of any other state in which Collateral is located.

                  (b) Unless the Collateral is perishable or threatens to decline rapidly in value or is of a type customarily sold on a recognized market, Secured Party shall give Debtor at least ten (10) days' prior written notice of the time and place of any intended public sale or of the time after which any intended private sale or other disposition of the Collateral is to be made, which notice shall be deemed reasonable.

                  (c) In the event of public or private sale of the Collateral, the proceeds, after payment therefrom of Secured Party's reasonable expenses of sale, reasonable attorney fees and other legal expenses incurred in connection therewith, shall be applied in satisfaction of the obligations secured hereby, and any surplus remaining shall be paid by Secured Party to Debtor. In the event the proceeds applied to such obligations are insufficient to pay the same in full, Debtor shall be liable for any deficiency and shall promptly pay the same to Secured Party. Any repossession or retaking or sale of the Collateral pursuant to the terms hereof shall not operate to release Debtor until full payment of any deficiency has been made in cash.

                  8.  Payment of Costs of Collection.

                  In case of an Event of Default, or in case litigation is commenced to enforce or construe any term of this Agreement or the Note or any other instrument evidencing indebtedness of Debtor to Secured Party or the Banks or of any other document or agreement executed hereunder, the losing party will pay to the prevailing party such amounts as shall be sufficient to cover the cost and expense of collection or enforcement, including, without limitation, reasonable attorney's fees and costs at trial, on appeal, and in any bankruptcy proceeding.

                  9.  Power of Attorney.

                  Debtor does hereby irrevocably appoint Secured Party as its attorney-in-fact, with full power of substitution, upon the occurrence of an Event of Default, to execute any document or instrument, including any proofs of claim, to endorse any draft or other instrument for the payment of money, to execute

                                                             XAA093F1/EXH10.1(e)
                                     - 9 -
releases, to negotiate settlements, to cancel any insurance referred to herein and to do all other things necessary or required to effect a settlement under any insurance policy or to take any action or perform any obligation or enforce any right with respect to the Collateral Debtor would have the right or power to do, all of which actions may be taken in Secured Party's own name. Secured Party agrees to give Debtor notice of any actions it has taken pursuant to its appointment as attorney-in-fact within a reasonable time after such action is taken, it being understood that the failure to give such notice will not revoke Secured Party's appointment as attorney-in-fact or invalidate any actions taken in such capacity. This power of attorney is a power coupled with an interest which cannot be revoked until payment in full of the whole amount then due and unpaid of the indebtedness of Debtor to Secured Party.

                  10.  Miscellaneous.

                  (a) Notices. All notices or other communications required or permitted hereunder shall be given to the appropriate party or parties and shall be effective as provided in the Loan Agreement.

                  (b) Remedies Cumulative. Any and all remedies herein expressly conferred upon Secured Party shall be deemed cumulative with and not exclusive of any other remedy conferred hereby or by law on Secured Party, and the exercise of any one remedy shall not preclude the exercise of any other.

                  (c) Waiver. Secured Party shall not be deemed to have waived any power, right, or remedy under this or any other agreement executed by Debtor unless the waiver is in writing signed by Secured Party. No delay in exercising Secured Party's power, right, or remedy shall be a wavier nor shall a waiver on one occasion operate as a waiver of such power, right, or remedy on a future occasion.

                  (d) Further Assurances. Debtor will join with Secured Party in executing, filing, and doing whatever may be necessary under applicable law to perfect and continue Secured Party's security interest in the Collateral now owned or hereafter acquired by Debtor, all at Debtor's expense.

                  (e) Attorney Fees. In the event of exercise of Secured Party's rights or remedies under this Agreement or under the Uniform Commercial Code, Debtor agrees to pay all costs, expenses, and reasonable attorney fees as the trial court or any appellate court may adjudge reasonable in any matter arising from or related to this Agreement, including claims and adversary proceedings in bankruptcy.


                                                             XAA093F1/EXH10.1(e)
                                     - 10 -

                  (f) Expenses. Whether or not the transactions contemplated hereby are consummated, Debtor shall bear all expenses incurred by it and by Secured Party arising from the preparation, negotiation, execution and delivery of this Agreement, the Loan Agreement, and all related documents, and the performance of all transactions contemplated thereby, including without limitation all fees and expenses of counsel to the Banks.

                  (g) Successors and Assigns. This Agreement may not be assigned by Debtor without the prior written consent of Secured Party. This Agreement shall be binding upon and shall inure to the benefit of the parties and their permitted respective successors and assigns. The Note is a separate instrument and may be negotiated, extended, or renewed by Secured Party without releasing Debtor, the Collateral, or any guarantor or co-maker.

                  (h) Validity; Severability. In the event that any provision of this Agreement is held to be invalid, such event shall not affect, in any respect whatsoever, the validity of the remainder of this Agreement, and the remainder shall be construed without the invalid provision so as to carry out the intent of the parties to the extent possible without the invalid provision.

                  (i) Exhibits and Schedules. Any exhibits or schedules attached to this Agreement and referred to herein are incorporated in this Agreement as if they were fully set forth in the text hereof.

                  (j) Governing Law. This Agreement shall be governed by and construed under the laws of the state of Oregon.

                  (k) Counterparts; Headings. This Agreement may be executed in several counterparts, each of which shall be deemed an original, but such counterparts shall together constitute but one and the same Agreement. Section headings in this Agreement are inserted for convenience of reference only and shall not constitute a part hereof.

                  (l) Amendment. This Agreement can be modified or terminated only by a writing signed by Secured Party and Debtor.

                  (m) Term of Security Agreement. This Agreement shall remain in full force and effect as long as the Note or any other indebtedness of Debtor to Secured Party or the Banks remains unpaid or outstanding, any commitment of the Banks under the Loan Agreement remains outstanding, or the Guaranty remains in effect.

                  (n) Capitalized Terms. Capitalized terms not defined herein shall have the respective meanings ascribed thereto in the Loan Agreement.


                                                             XAA093F1/EXH10.1(e)
                                     - 11 -

                  (o) Include. The terms "include," "including," and similar terms shall be construed as if followed by the phrase "without limitation."

                  (p) Arbitration. As and to the extent set forth in the Loan Agreement, the parties hereto may require that disputes arising hereunder be settled by binding arbitration.

                  (q) Conflict with Loan Agreement. To the extent that any term or provision contained in this Agreement conflicts with any term or provision contained in the Loan Agreement, the Loan Agreement shall control.

                  IN WITNESS WHEREOF, the parties hereto have duly executed this Agreement as of the date first above written.

                                            SECURED PARTY:

                                            UNITED STATES NATIONAL BANK
                                              OF OREGON, individually and
                                              as Agent


                                            By:_________________________________
                                            Name:
                                            Title:


                                            DEBTOR:

                                            ____________________________________



                                            By:_________________________________
                                            Name:  Thomas W. Itin
                                            Title: President and Chief Executive
                                                   Officer


                                                             XAA093F1/EXH10.1(e)
                                     - 12 -

                           LINE OF CREDIT INSTRUMENT

                        TRUST DEED, ASSIGNMENT OF RENTS,
                     SECURITY AGREEMENT, AND FIXTURE FILING




                       WILLIAMS CONTROLS INDUSTRIES, INC.

                                    Grantor


                U. S. BANK OF WASHINGTON, NATIONAL ASSOCIATION,

                                    Trustee


                     UNITED STATES NATIONAL BANK OF OREGON,
                           individually and as agent,

                                  Beneficiary








The maximum principal amount to be advanced pursuant to the credit agreement and guaranty secured by this line of credit instrument is $30,000,000.


The maturity date of the credit agreement secured by this line of credit instrument, exclusive of any option to renew or extend such maturity date, is June 30, 1998.






After recording, return to:

Michael E. Arthur
Miller, Nash, Wiener, Hager & Carlsen
111 S.W. Fifth Avenue, Suite 3500
Portland, Oregon  97204

                                                       80110-302/072695/XAA09435
                                                                      EXH10.1(f)

                                 LINE OF CREDIT
                        TRUST DEED, ASSIGNMENT OF RENTS,
                     SECURITY AGREEMENT, AND FIXTURE FILING

                  THIS LINE OF CREDIT TRUST DEED, ASSIGNMENT OF RENTS, SECURITY AGREEMENT, AND FIXTURE FILING (this "Trust Deed") is made as of the 25TH day of July, 1995, by and between WILLIAMS CONTROLS INDUSTRIES, INC., a Delaware corporation having its principal office at 14100 S.W. 72nd Avenue, Portland, Oregon 97224 ("Grantor"), to U. S. BANK OF WASHINGTON, National Association, having its office at 1420 Fifth Avenue, Seattle, Washington 98101-2282 ("Trustee"), for the benefit of UNITED STATES NATIONAL BANK OF OREGON, individually and as agent for any lenders who may acquire any portion of the loan facilities secured by this Trust Deed, having its office at 111 S.W. Fifth Avenue, Suite 400, Post Office Box 4412, Portland, Oregon 97208 ("Beneficiary").

                  WHEREAS, Beneficiary has offered to make a loan to Williams Controls, Inc., in the sum of $30,000,000, which loan is to be evidenced by a Loan Agreement and a Promissory Note of even date herewith. (The Loan Agreement and Promissory Note as modified, supplemented, extended, renewed, or replaced from time to time are referred to below respectively as the "Loan Agreement" and the "Note");

                  WHEREAS, Williams Controls, Inc., has guaranteed a loan to Ajay Sports, Inc., by guaranty of even date herewith (such guaranty, as modified, supplemented, extended, renewed or replaced from time to time is referred to below as the "Ajay Guaranty");

                  WHEREAS, Grantor has guaranteed the obligations of Williams Controls, Inc., under the Note and the Ajay Guaranty and, as a condition to the making of the loans to Williams Controls, Inc., and Ajay Sports, Inc., Beneficiary has required, and Grantor has agreed to execute and deliver, this Trust Deed.

                  NOW, THEREFORE, for good and valuable consideration, receipt of which is hereby acknowledged, and for the purpose of securing the Obligations described in Section 1.01 below, Grantor irrevocably grants, bargains, sells, conveys, assigns, and transfers to Trustee in trust for the benefit and security of the Beneficiary, with power of sale and right of entry and possession, all of Grantor's right, title, and interest in and to the real property located in Washington County, state of Oregon, and more particularly described in Exhibit A hereto (the "Property");

                  TOGETHER WITH all interests, estates, and rights that Grantor now has or may acquire in (1) the Property; (2) any and

                                                       80110-302/072695/XAA09435
                                                                      EXH10.1(f)
                                     - 1 -
all options, agreements, and contracts for the purchase or sale of all or any part or parts of the Property or interests in the Property; (3) all easements, rights-of-way, and rights used in connection with the Property or as a means of access to the Property; and (4) all tenements, hereditaments, and appurtenances in any manner belonging, relating, or appertaining to the Property; and

                  TOGETHER WITH all interests, estates, and rights of Grantor, now owned or hereafter acquired, in and to any land lying within any streets, sidewalks, alleys, strips, and gores adjacent to or used in connection therewith; and

                  TOGETHER WITH all rights, titles, and interests of Grantor, now owned or hereafter acquired, in and to any and all buildings and other improvements of every nature now or hereafter located on the Property and all fixtures, machinery, equipment, and other personal property located on the Property or attached to, contained in, or used in any such buildings and other improvements, and all appurtenances and additions to and substitutions and replacements of the Property (all of the foregoing being collectively referred to below as the "Improvements"); and

                  TOGETHER WITH any and all mineral, oil and gas rights, air rights, development rights, water rights, water stock, and water service contracts, drainage rights, zoning rights, and other similar rights or interests that benefit or are appurtenant to the Property or the Improvements or both, and any of their proceeds; and

                  TOGETHER WITH all present and future rights in and to the trade name by which all or any portion of the Property and the Improvements are known; all books and records relating to the use and operation of all or any portion of the Property and Improvements; all right, title, and interest of Grantor in, to, and under all present and future plans, specifications, and contracts relating to the design, construction, management, or inspection of any Improvements; all rights, titles, and interests of Grantor in and to all present and future licenses, permits, approvals, and agreements with or from any municipal corporation, county, state, or other governmental or quasi-governmental entity or agency relating to the development, improvement, division, or use of all or any portion of the Property to the extent such trade names, licenses, permits, approvals, and agreements are assignable by law; and all other general intangibles relating to the Property, the Improvements, or their use and operation; and

                  TOGETHER WITH all rights of Grantor in and to any escrow or withhold agreements, title insurance, surety bonds, warranties, management contracts, leasing and sales agreements,

                                                       80110-302/072695/XAA09435
                                                                      EXH10.1(f)
                                     - 2 -
and service contracts that are in any way relevant to the ownership, development, improvement, management, sale, or use of all or any portion of the Property or any of the Improvements; and

                  TOGETHER WITH Grantor's rights under any payment, performance, or other bond in connection with construction of any Improvements, and all construction materials, supplies, and equipment delivered to the Property or intended to be used in connection with the construction of any Improvements; and

                  TOGETHER WITH all rights, interests, and claims that Grantor now has or may acquire with respect to any damage to or taking of all or any part of the Property or the Improvements, including without limitation any and all proceeds of insurance in effect with respect to the Improvements, any and all awards made for taking by eminent domain or by any proceeding or purchase in lieu thereof, of the whole or any part of the Property or the Improvements, and any and all awards resulting from any other damage to the Property or the Improvements, all of which are assigned to Beneficiary, and, subject to the terms of this Trust Deed, Beneficiary is authorized to collect and receive such proceeds, to give proper receipts and acquittances for the proceeds, and to apply them to the Obligations secured by this Trust Deed.

                  All of the above is sometimes referred to below as the "Trust Property."

                  TO HAVE AND TO HOLD the Trust Property to Trustee and its successors and assigns for the benefit of Beneficiary and its successors and assigns, forever.

                  PROVIDED ALWAYS, that if all the Obligations (as defined in Section 1.01 below) shall be paid, performed, and satisfied in full, then the lien and estate granted by this Trust Deed shall be reconveyed.

                  This Trust Deed, the Note, the Loan Agreement, the Ajay Guaranty, and all other agreements or instruments executed at any time in connection therewith, as they may be amended or supplemented from time to time, are sometimes collectively referred to below as the "Loan Documents."

                  TO PROTECT THE SECURITY OF THIS TRUST DEED, GRANTOR HEREBY COVENANTS AND AGREES AS FOLLOWS:


                                                       80110-302/072695/XAA09435
                                                                      EXH10.1(f)
                                     - 3 -

                                   ARTICLE I
                 Particular Covenants and Warranties of Grantor

                  1.01  Obligations   Secured.   This  Trust  Deed  secures  the
following, collectively referred to as the "Obligations":

                  (1) The payment of all indebtedness, including but not limited to principal and interest, and the performance of all covenants and obligations of Williams Controls, Inc., under the Note and the Ajay Guaranty, whether such payment and performance is now due or becomes due in the future;

                  (2) The payment and performance of all covenants and obligations in this Trust Deed, in the other Loan Documents, and in all other guarantees, security agreements, notes, agreements, and undertakings now existing or hereafter executed by Grantor with or for the benefit of Beneficiary; and

                  (3) The payment and performance of any and all other indebtedness and obligations of Williams Controls, Inc. (and, if Grantor is other than Williams Controls, Inc., of Grantor) to Beneficiary of any nature whatsoever, whether direct or indirect, primary or secondary, joint or several, liquidated or unliquidated, whenever and however arising, and whether or not reflected in a written agreement or instrument.

                  1.02  Payment  of  Indebtedness;   Performance  of  Covenants.
Grantor shall duly and punctually pay and perform, or shall cause to be duly and punctually paid and performed, all of the Obligations.

                  1.03 Property. Grantor warrants that it holds good and merchantable title to the Property and the Improvements, free and clear of all liens, encumbrances, reservations, restrictions, easements, and adverse claims except those specifically listed in Exhibit A. Grantor covenants that it shall forever defend Beneficiary's and Trustee's rights under this Trust Deed against the adverse claims and demands of all persons.

                  1.04     Further Assurances; Filing; Refiling; Etc.

                  (1) Grantor shall execute, acknowledge, and deliver, from time to time, such further instruments as Beneficiary or Trustee may require to accomplish the purposes of this Trust Deed.

                  (2) Grantor, immediately upon the execution and delivery of this Trust Deed, and thereafter from time to time, shall cause this Trust Deed, any supplemental security agreement, mortgage, or deed of trust and each instrument of further assurance, to be recorded and rerecorded in such manner and in

                                                       80110-302/072695/XAA09435
                                                                      EXH10.1(f)
                                     - 4 -
such places as may be required by any present or future law in order to perfect, and continue perfected, the lien and estate of this Trust Deed.

                  (3) Grantor shall pay all filing and recording fees, and all expenses incident to the execution, filing, recording, and acknowledgment of this Trust Deed; any security agreement, mortgage, or deed of trust supplemental hereto and any instrument of further assurance; and all federal, state, county, and municipal taxes, assessments and charges arising out of or in connection with the execution, delivery, filing, and recording of this Trust Deed, any supplemental security agreement, mortgage, or deed of trust and any instrument of further assurance.

                  1.05  Compliance  with  Laws.   Grantor  further   represents,
warrants, and covenants that:

                  (1) The Property has been and will be developed, and all Improvements have been and will be constructed and maintained, in full compliance with all applicable laws, statutes, ordinances, regulations, and codes of all federal, state, and local governments (collectively "Laws"), and all covenants, conditions, easements, and restrictions affecting the Property (collectively "Covenants"); and

                  (2) Grantor and its operations upon the Property currently comply, and will hereafter comply in all material respects with all applicable Laws and Covenants.

                  1.06 Definitions; Environmental Covenants; Warranties and Compliance

                  (1) For purposes of this section, "Environmental Law" means any federal, state, or local law, statute, ordinance, or regulation pertaining to Hazardous Substances, health, industrial hygiene, or environmental conditions, including without limitation the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 ("CERCLA"), as amended, 42 USC ss.ss.9601-9675, and the Resource Conservation and Recovery Act of 1976 ("RCRA"), as amended, 42 USC ss.ss.6901-6992.

                  (2) For the purposes of this section, "Hazardous Substance" includes without limitation:

                  (a) All "hazardous substances" as designated pursuant to 40 CFR Part 302 or any similar regulation now existing or hereafter promulgated;

                  (b) All "hazardous wastes" within the meaning provided in 40 CFR ss.261.3 or any similar regulation now existing or hereafter promulgated;

                                                       80110-302/072695/XAA09435
                                                                      EXH10.1(f)
                                     - 5 -

                  (c) All "extremely  hazardous  substances" as listed in 40 CFR
         Part  355  or  any  similar   regulation   now  existing  or  hereafter
         promulgated;

                  (d)  All  "hazardous   chemicals"  as  defined  under  29  CFR
         ss.1910.1200(c) or any similar regulation now existing or hereafter promulgated;

                  (e) All "toxic chemicals" listed in 40 CFR Part 372 or any similar regulation now existing or hereafter promulgated;

                  (f) Those substances defined as "hazardous" or "toxic" in the Hazardous Materials Transportation Act, 49 USC ss.ss.1801-1819 or in any amendment thereto, or listed in 49 CFR Part 172 or any similar regulation now existing or hereafter promulgated;

                  (g) All materials, wastes, and substances that are designated as a "hazardous substance" pursuant to Section 311 of the Clean Water Act, 33 USC ss.ss.1251-1387 (33 USC ss.1321) or listed pursuant to
         Section 3076 of the Clean Water Act (33 USC ss.1317);

                  (h) All "hazardous wastes" as defined in ORS 466.005(7), in any amendments thereto and in any rule or order promulgated pursuant thereto;

                  (i) All materials, substances, and wastes that are or which contain (A) asbestos; (B) polychlorinated biphenyls; (C) explosives, except such explosives as are used during construction in accordance with law; (D) petroleum, and any fractions thereof; or (E) radioactive materials; and

                  (j) Such other substances, materials, and wastes that are or become regulated or classified as hazardous or toxic under federal, state, or local laws or regulations.

                  (3) Grantor will not use, generate, manufacture, produce, store, release, discharge, or dispose of on, under or about the Property or the Property's groundwater, or transport to or from the Property, any Hazardous Substance and will not permit any other person to do so, except for such Hazardous Substances that may be used in the ordinary course of Grantor's business and in compliance with all Environmental Laws, including but not limited to those relating to licensure, notice, and recordkeeping.

                  (4) Grantor will keep and maintain the Property in compliance with, and shall not cause all or any portion of the Property, including groundwater, to be in violation of any

                                                       80110-302/072695/XAA09435
                                                                      EXH10.1(f)
                                     - 6 -

Environmental Law. In the event any such violation occurs as the result of the actions or omissions of a third party, Grantor shall not be in default so long as Grantor causes the violation to be remediated in a reasonable period of time. The foregoing shall not relieve Grantor of any indemnity obligation under this Trust Deed.

                  (5)Grantor shall give prompt written notice to Beneficiary of:

                  (a) Any proceeding, inquiry, or notice by or from any governmental authority with respect to any alleged violation of any Environmental Law or the presence of any Hazardous Substance on the Property or the migration of any Hazardous Substance from or to other premises;

                  (b) All known claims made or threatened by any person against Grantor or with respect to the Property or Improvements relating to any loss or injury resulting from any Hazardous Substance or the violation of any Environmental Law;

                  (c) The existence of any Hazardous Substance on or about all or any portion of the Property; or

                  (d) Grantor's discovery of any occurrence or condition on any real property that could in Grantor's judgment cause any restrictions on the ownership, occupancy, transferability, or use of the Property under any Environmental Law.

                  (6) Grantor shall promptly provide to Beneficiary copies of all reports, documents, and notices provided to or received from any agency administering any Environmental Laws. Beneficiary shall have the right to join and participate, in its own name if it so elects, in any legal proceeding or action initiated with respect to the Property or Improvements in connection with any Environmental Law and have its attorney fees in connection with such an action paid by Grantor, if Beneficiary determines that such participation is reasonably necessary to protect its interest in the Trust Property.

                  (7) If, at any time, Beneficiary has reason to believe that any release, discharge, or disposal of any Hazardous Substance affecting the Property or Improvements has occurred or is threatened, or if Beneficiary has reason to believe that a violation of an Environmental Law has occurred or may occur with respect to the Property or Improvements, Beneficiary may require Grantor to obtain or may itself obtain, at Grantor's expense, an environmental assessment of such condition or threatened condition by a qualified environmental consultant. Grantor shall

                                                       80110-302/072695/XAA09435
                                                                      EXH10.1(f)
                                     - 7 -
promptly provide to Beneficiary a complete copy of any environmental assessment obtained by Grantor.

                  (8) In the event that any investigation, site monitoring, containment, cleanup, removal, restoration, or other remedial work of any kind or nature (the "Remedial Work") is required under any applicable Environmental Law, any judicial order, or by any governmental agency or person because of, or in connection with, the current or future presence, suspected presence, release or suspected release of a Hazardous Substance on, under, or about all or any portion of the Property, or the contamination (whether presently existing or occurring after the date of this Trust Deed) of the buildings, facilities, soil, groundwater, surface water, air, or other elements on or under any other property as a result of Hazardous Substances emanating from the Property, Grantor shall, within 30 days after written demand by Beneficiary for Grantor's performance under this provision (or such shorter period of time as may be required under any applicable law, regulation, order, or agreement), commence and thereafter diligently prosecute to completion, all such Remedial Work. All costs and expenses of such Remedial Work shall be paid by Grantor including, without limitation, Beneficiary's reasonable attorney fees and costs incurred in connection with monitoring or review of the legal aspects of such Remedial Work. In the event Grantor shall fail to timely commence, or cause to be commenced, such Remedial Work, Beneficiary may, but shall not be required to, cause such Remedial Work to be performed. In that event, all costs and expenses incurred in connection with the Remedial Work shall become part of the Obligations secured by this Trust Deed and shall bear interest until paid at the rate provided in the Note.

                  (9) Grantor shall hold Beneficiary, its directors, officers, employees, agents, successors, and assigns, harmless from, indemnify them for, and defend them against any and all losses, damages, liens, costs, expenses, and liabilities directly or indirectly arising out of or attributable to any violation of any Environmental Law, any breach of Grantor's warranties in this
Section 1.06, or the use, generation, manufacture, production, storage, release, threatened release, discharge, disposal, or presence of a Hazardous Substance on, under, or about the Property, including without limitation the costs of any required repair, cleanup, containment, or detoxification of the Property, the preparation and implementation of any closure, remedial or other required plans, attorney fees and costs (including but not limited to those incurred in any proceeding and in any review or appeal), fees, penalties, and fines.

                  (10) Grantor represents and warrants to Beneficiary that:


                                                       80110-302/072695/XAA09435
                                                                      EXH10.1(f)
                                     - 8 -

                  (a) Neither the Property nor Grantor is in violation of or subject to any existing, pending, or threatened investigation by any governmental authority under any Environmental Law.

                  (b) Grantor has not and is not required by any Environmental Law to obtain any permit or license other than those it has obtained to construct or use the Improvements.

                  (c) To the best of Grantor's actual knowledge, no Hazardous Substance has ever been used, generated, manufactured, produced, stored, released, discharged, or disposed of on, under, or about the Property in violation of any Environmental Law.

                  (11) All  representations,  warranties,  and covenants in this
Section 1.06 shall survive the satisfaction of the Obligations, the reconveyance of the Trust Property, or the foreclosure of this Trust Deed by any means.

                  1.07 Maintenance and Improvements. Grantor shall not permit all or any part of the Improvements to be removed, demolished, or materially altered without Beneficiary's prior written consent; provided, however, that Grantor may remove, demolish, or materially alter such Improvements as become obsolete in the usual conduct of Grantor's business, if the removal or material alteration does not materially detract from the operation of the Grantor's business and if all Improvements that are demolished or removed are promptly replaced with Improvements of like value and quality. Grantor shall maintain every portion of the Property and Improvements in good repair, working order, and condition, except for reasonable wear and tear, and shall at Beneficiary's election restore, replace, or rebuild all or any part of the Improvements now or hereafter damaged or destroyed by any casualty (whether or not insured against or insurable) or affected by any Condemnation (as defined in Section 2.01 below). Grantor shall not commit, permit, or suffer any waste, strip, or deterioration of the Trust Property.

                  1.08 Liens. Grantor shall pay when due all claims for labor, materials, or supplies that if unpaid might become a lien on all or any portion of the Trust Property. Grantor shall not create, or suffer, or permit to be created, any mortgage, deed of trust, lien, security interest, charge, or encumbrance upon the Trust Property prior to, on a parity with, or subordinate to the lien of this Trust Deed, except as specifically provided in Exhibit A.

                  1.09     Impositions


                                                       80110-302/072695/XAA09435
                                                                      EXH10.1(f)
                                     - 9 -

                  (1) Grantor shall pay or cause to be paid, when due and before any fine, penalty, interest, or cost attaches, all taxes, assessments, fees, levies, and all other governmental and nongovernmental charges of every nature now or hereafter assessed or levied against any part of the Trust Property (including, without limitation, levies or charges resulting from Covenants), or on the lien or estate of Beneficiary or Trustee (collectively, the "Impositions"); provided, however, that if by law any such Imposition may be paid in installments, whether or not interest shall accrue on the unpaid balance, Grantor may pay the same in installments, together with accrued interest on the unpaid balance, as the same become due, before any fine, penalty, or cost attaches.

                  (2) Grantor may, at its expense and after prior notice to Beneficiary, contest by appropriate legal, administrative, or other proceedings conducted in good faith and with due diligence, the amount, validity, or application, in whole or in part, of any Imposition or lien on the Trust Property or any claim of any laborer, materialman, supplier, or vendor or lien, and may withhold payment of the same pending completion of such proceedings if permitted by law, provided that (a) such proceedings shall suspend collection from the Trust Property; (b) no part of or interest in the Trust Property will be sold, forfeited, or lost if Grantor pays the amount or satisfies the condition being contested, and Grantor would have the opportunity to do so in the event of Grantor's failure to prevail in the contest; (c) neither Beneficiary nor Trustee shall, by virtue of such permitted contest, be exposed to any risk of liability for which Grantor has not furnished additional security as provided in clause (d) below; and (d) Grantor shall have furnished to Beneficiary cash, corporate surety bond, or other additional security in respect of the claim being contested or the loss or damage that may result from Grantor's failure to prevail in such contest in an amount sufficient to discharge the Imposition and all interest, costs, attorney fees, and other charges that may accrue in connection with the Imposition. Grantor shall promptly satisfy any final judgment which is entered after the conclusion of any permitted contest of an Imposition.

                  (3) Grantor shall furnish to Beneficiary, promptly upon request, satisfactory evidence of the payment of all Impositions. Beneficiary is hereby authorized to request and receive from the responsible governmental and nongovernmental personnel written statements with respect to the accrual and payment of all Impositions.

                  1.10 Books and Records; Inspection of the Property. Grantor shall keep complete and accurate records and books of account with respect to the Trust Property and its operation in accordance with generally accepted accounting principles

                                                       80110-302/072695/XAA09435
                                                                      EXH10.1(f)
                                     - 10 -
consistently applied. Grantor shall permit Trustee, Beneficiary, and their authorized representatives to enter and inspect the Property and the
Improvements, and to examine and make copies or extracts of the records and books of account of the Grantor with respect to the Property and the Improvements, all at such reasonable times as Beneficiary or Trustee may choose.

                  1.11 Limitations of Use. Grantor shall not initiate, join in, or consent to any rezoning of the Property or any change in any Covenant or other public or private restrictions limiting or defining the uses that may be made of all or any part of the Property and the Improvements without the prior written consent of Beneficiary.

                  1.12     Insurance

                  (1) Property and Other Insurance. Grantor shall obtain and maintain in full force and effect during the term of this Trust Deed: (a) all risk property insurance together with endorsements for course of construction, replacement cost, inflation adjustment, malicious mischief, and sprinkler damage coverages, all in amounts not less than the full replacement cost of all Improvements, without reduction for co-insurance; (b) comprehensive general liability insurance, including liabilities assumed under contract, with limits, coverages, and risks insured acceptable to Beneficiary, and in no event less than $1,000,000 combined single limit coverage; and (c) unless Beneficiary otherwise agrees in writing, rent loss or business interruption insurance in an amount no less than the total annual rents provided for in all leases for the Trust Property. In addition, Grantor shall obtain and maintain all such other insurance coverages, which at the time are commonly carried for similar property, in such amounts as Beneficiary may require.

                  (2) Insurance Companies and Policies. All insurance shall be written by a company or companies reasonably acceptable to Beneficiary with a rating of A VIII or better as provided in Best's Rating Guide; shall contain a long form mortgagee clause in favor of Beneficiary with loss proceeds under any policy payable to Beneficiary, subject to the terms of this Trust Deed and the rights of any superior mortgagee or trust deed beneficiary or as provided in
Section 6.10 below; shall require 30 days' prior written notice to Beneficiary of cancellation or reduction in coverage; shall contain waivers of subrogation and endorsements that no act or negligence of Grantor or any occupant, and no occupancy or use of the Property for purposes more hazardous than permitted by the terms of the policy will affect the validity or enforceability of such insurance as against Beneficiary; shall be in full force and effect on the date of this Trust Deed; and shall be accompanied by proof of premiums paid for the current policy year. Beneficiary shall be

                                                       80110-302/072695/XAA09435
                                                                      EXH10.1(f)
                                     - 11 -
named as additional insured on all liability policies. Grantor shall forward to Beneficiary, upon request, certificates evidencing the coverages required under this Trust Deed and copies of all policies.

                  (3) Blanket Policy. If a blanket policy is issued, a certified copy of such policy shall be furnished together with a certificate indicating that the Trust Property and Beneficiary are insured under such policy in the proper designated amount.

                  (4) Insurance Proceeds. All proceeds from any insurance on the Trust Property shall be used in accordance with the provisions of Section 1.14.

                  1.13 Assignments of Policies upon Foreclosure. In the event of foreclosure of the lien of this Trust Deed or other transfer of title, or assignment of the Trust Property in whole or in part, all right, title, and interest of Grantor in and to all policies of insurance procured under Section
1.12 shall inure to the benefit of and pass to the successors in interest of Grantor or the purchaser or grantee of all or any part of the Trust Property.

                  1.14     Casualty/Loss Restoration

                  (1) After the occurrence of any casualty to the Property, whether or not required to be insured against as provided in this Trust Deed, Grantor shall give prompt written notice of the casualty to Beneficiary, specifically describing the nature and cause of such casualty and the extent of the damage or destruction to the Trust Property. Beneficiary may make proof of loss if it is not made promptly and to Beneficiary's satisfaction by Grantor.

                  (2) Subject to the rights of any superior mortgagee or trust deed beneficiary as provided in Section 6.10 below, Grantor assigns to Beneficiary all insurance proceeds that Grantor may be entitled to receive with respect to any casualty. Beneficiary may, at its sole option, apply the insurance proceeds to the reduction of the Obligations in such order as Beneficiary may determine, whether or not such obligations are then due, or apply all or any portion of the insurance proceeds to the cost of restoring and rebuilding the portion of the Trust Property that was damaged or destroyed. In the event that Beneficiary elects to apply the insurance proceeds to rebuilding and restoration, Beneficiary shall be entitled to hold the proceeds, and the proceeds shall be released only on such terms and conditions as Beneficiary shall require in its sole discretion, including but not limited to prior approval of plans and release of liens. No proceeds shall be released if Grantor is in default under this Trust Deed.

                                                       80110-302/072695/XAA09435
                                                                      EXH10.1(f)
                                     - 12 -

                  1.15     Actions to Protect Trust Property; Reserves

                  (1) If Grantor shall fail to obtain the insurance  required by
Section 1.12, make the payments required by Section 1.09 (other than payments that Grantor is contesting in accordance with Section 1.09(2)), or perform or observe any of its other covenants or agreements under this Trust Deed, Beneficiary may, without obligation to do so, obtain or pay the same or take other action that it deems appropriate to remedy such failure. All sums, including reasonable attorney fees, so expended or expended to maintain the lien or estate of this Trust Deed or its priority, or to protect or enforce any of Beneficiary's rights, or to recover any indebtedness secured by this Trust Deed, shall be a lien on the Trust Property, shall be secured by this Trust Deed, and shall be paid by Grantor upon demand, together with interest at the rate provided in the Note. No payment or other action by Beneficiary under this section shall impair any other right or remedy available to Beneficiary or constitute a waiver of any default.

                  (2) If Grantor fails to promptly perform any of its obligations under Section 1.09 or 1.12 of this Trust Deed, Beneficiary may require Grantor thereafter to pay and maintain with Beneficiary reserves for payment of such obligations. In that event, Grantor shall pay to Beneficiary each month a sum estimated by Beneficiary to be sufficient to produce, at least 20 days before due, an amount equal to the Impositions and/or insurance premiums. If the sums so paid are insufficient to satisfy any Imposition or insurance premium when due, Grantor shall pay any deficiency to Beneficiary upon demand. The reserves may be commingled with Beneficiary's other funds, and Beneficiary shall not be required to pay interest to Grantor on such reserves. Beneficiary shall not hold the reserve in trust for Grantor, and Beneficiary shall not be the agent of Grantor for payment of the taxes and assessments required to be paid by Grantor.

                  1.16 Estoppel Certificates. Grantor, within five days of the request, shall furnish Trustee and Beneficiary a written statement, duly acknowledged, of the amount of the Obligations secured by this Trust Deed and whether any offsets or defenses exist against such Obligations. If Grantor shall fail to furnish such a statement within the time allowed, Beneficiary shall be authorized, as Grantor's attorney-in-fact, to execute and deliver such statement. Upon request, Grantor shall also use its best efforts to obtain and deliver to Beneficiary a written certificate from each lessee of all or any portion of the Property that its lease is in effect, that there are no defaults by the lessor under the lease, and that rent is not paid more than 30 days in advance.


                                                       80110-302/072695/XAA09435
                                                                      EXH10.1(f)
                                     - 13 -

                  1.17 Financial Information. Grantor shall furnish to Beneficiary within 90 days after the end of each of Grantor's fiscal years a complete copy of Grantor's financial statement for such year, audited or reviewed by a certified public accountant (including balance sheet, income statement, and statement of changes in financial position). Grantor shall promptly furnish to Beneficiary any and all such other financial information as Beneficiary shall reasonably request from time to time.

                  1.18     Access Laws.

                  (1) Grantor  agrees that the Trust Property shall at all times strictly comply with the applicable requirements of the Americans with Disabilities Act of 1990 (including, without limitation, the Americans with Disabilities Act Accessibility Guidelines for Buildings and Facilities); the Fair Housing Amendments Act of 1988; all other federal and state and local laws and ordinances related to disabled access; and all rules, regulations, and orders issued pursuant thereto; all as amended from time to time (collectively the "Access Laws"). At any time Beneficiary may require Grantor to provide a certificate of compliance with the Access Laws and indemnification in a form reasonably acceptable to Beneficiary. Beneficiary may also require a certificate of compliance with the Access Laws from an architect, engineer, or other third party acceptable to Beneficiary.

                  (2) Notwithstanding any provisions set forth herein or in any other document, Grantor shall not alter or permit any tenant or other person to alter the Trust Property in any manner which would increase Grantor's responsibilities for compliance with the Access Laws without the prior written approval of Beneficiary. In connection with any such approval, Beneficiary may require a certificate of compliance with the Access Laws from an architect, engineer, or other person acceptable to Beneficiary.

                  (3) Grantor agrees to give prompt notice to Beneficiary of any claims of violations of any Access Laws and of the commencement of any proceedings or investigations which relate to compliance with any of the Access Laws.

                  (4) Grantor shall indemnify and hold harmless Beneficiary from and against any and all claims, demands, damages, costs, expenses, losses, liabilities, penalties, fines, and other proceedings, including without limitation reasonable attorney fees and expenses arising directly or indirectly from or out of or in any way connected with any failure of the Trust Property to comply with any of the Access Laws. The obligations and liabilities of Grantor under this Section 1.18 shall survive any termination, satisfaction, assignment, judicial or

                                                       80110-302/072695/XAA09435
                                                                      EXH10.1(f)
                                     - 14 -
nonjudicial foreclosure, or delivery of a deed in lieu of foreclosure.

                                   ARTICLE II
                                  Condemnation

                  2.01     Condemnation

                  (1) Should any part of or interest in the Trust Property be taken or damaged by reason of any public improvement, eminent domain, condemnation proceeding, or in any similar manner (a "Condemnation"), or should Grantor receive any notice or other information regarding such action, Grantor shall give immediate notice of such action to Beneficiary.

                  (2) Subject to the rights of any superior mortgagee or trust deed beneficiary as provided in Section 6.10 below, Beneficiary shall be entitled to all compensation, awards, and other payments or relief ("Condemnation Proceeds") up to the full amount of the Obligations, and shall be entitled, at its option, to commence, appear in, and prosecute any Condemnation proceeding in its own or Grantor's name and make any compromise or settlement in connection with such Condemnation. In the event the Trust Property is taken in its entirety by condemnation, all Obligations secured by this Trust Deed, at Beneficiary's election, shall become immediately due and collectible.

                  (3) Beneficiary may, at its sole option, apply the Condemnation Proceeds to the reduction of the Obligations in such order as Beneficiary may determine, or apply all or any portion of the Condemnation Proceeds to the cost of restoring and improving the remaining Trust Property. In the event that Beneficiary elects to apply the Condemnation Proceeds to restoration and improvement, the proceeds shall be held by Beneficiary and shall be released only upon such terms and conditions as Beneficiary shall require in its sole discretion, including but not limited to prior approval of plans and release of liens. No Condemnation Proceeds shall be released if Grantor is in default under this Trust Deed.

                                  ARTICLE III
                Assignment of Leases, Rents, Issues, and Profits

                  3.01 Assignment.  Grantor assigns and transfers to Beneficiary
(1) all leases, subleases, licenses, rental contracts, and other agreements, whether now existing or hereafter arising, and relating to the occupancy or use of all or any portion of the Trust Property, including all modifications, extensions, and renewals thereof (the "Leases"), and (2) all rents, revenues, issues, profits, income, proceeds, and benefits derived from the Trust Property and the lease, rental, or license

                                                       80110-302/072695/XAA09435
                                                                      EXH10.1(f)
                                     - 15 -
of all or any portion thereof, including but not limited to lease and security deposits (collectively, the "Rents"). This assignment is intended by Grantor and Beneficiary to create a present and unconditional assignment to Beneficiary, subject only to the license set forth in Section 3.04 below.

                  3.02  Rights of  Beneficiary.  Subject  to the  provisions  of
Section 3.04 below giving Grantor a revocable, limited license, Beneficiary shall have the right, power, and authority to:

                  (1) Notify any and all tenants, renters, licensees, and other obligors under any of the Leases that the same have been assigned to Beneficiary and that all Rents are to be paid directly to Beneficiary, whether or not Beneficiary shall have foreclosed or commenced foreclosure proceedings against the Trust Property, and whether or not Beneficiary has taken possession of the Trust Property;

                  (2) Discount, settle, compromise, release, or extend the time for payment of, any amounts owing under any of the Leases and any Rents, in whole or in part, on terms acceptable to Beneficiary;

                  (3) Collect and enforce payment of Rents and all provisions of the Leases, and to prosecute any action or proceeding, in the name of Grantor or Beneficiary, with respect to any and all Leases and Rents; and

                  (4) Exercise any and all other rights and remedies of the lessor in connection with any of the Leases and Rents.

                  3.03 Application of Receipts. Beneficiary shall have the right, power, and authority to use and apply any Rents received under this Trust Deed (1) for the payment of any and all costs and expenses incurred in connection with enforcing or defending the terms of this assignment or the rights of Beneficiary, and in collecting any Rents; and (2) for the operation and maintenance of the Trust Property and the payment of all costs and expenses in connection therewith, including but not limited to the payment of utilities, taxes, assessments, governmental charges, and insurance. After the payment of all such costs and expenses, and after Beneficiary shall have set up such reserves as it shall deem necessary in its sole discretion for the proper management of the Trust Property, Beneficiary shall apply all remaining Rents collected and received by it to the reduction of the Obligations in such order as Beneficiary shall determine. The exercise or failure by Beneficiary to exercise any of the rights or powers granted in this assignment shall not constitute a waiver of default by Grantor under this Trust Deed, the Note, or any of the other Loan Documents.

                                                       80110-302/072695/XAA09435
                                                                      EXH10.1(f)
                                     - 16 -

                  3.04 License. Beneficiary hereby grants to Grantor a revocable license to collect and receive the Rents. Such license may be revoked by Beneficiary, without notice to Grantor, upon the occurrence of any event of default under this Trust Deed, including any default by Grantor of its covenants in this Article III. Unless and until such license is revoked, Grantor agrees to apply the proceeds of Rents to the payment of the Obligations and to the payment of taxes, assessments, governmental charges, insurance premiums, and other obligations in connection with the Trust Property, and to the maintenance of the Trust Property, before using such proceeds for any other purpose. Grantor agrees to (1) observe and perform every obligation of Grantor under the Leases; (2) enforce or secure at its expense the performance of every obligation to be performed by any lessee or other party under the Leases; (3) promptly give notice to Beneficiary of any default by any such lessee or other party under any of the Leases, and promptly provide Beneficiary a copy of any notice of default given to any such lessee or other party; (4) not collect any Rents more than 30 days in advance of the time when the same shall become due, or anticipate any other payments under the Leases, except for bona fide security deposits not in excess of an amount equal to two months' rent; (5) not further assign or hypothecate any of the Leases or Rents; (6) except with Beneficiary's prior written consent, not waive, release, or in any other manner discharge any lessee or other party from any of its obligations under any of the Leases; (7) except with Beneficiary's prior written consent, not modify or amend any of the Leases;
(8) except with Beneficiary's prior written consent, not cancel, terminate, or accept surrender of any of the Leases unless Grantor shall have entered into a Lease for the space to be vacated on terms at least as favorable to Grantor, commencing within 30 days after such cancellation, termination, or surrender;
(9) obtain  Beneficiary's  prior written  approval as to the form and content of all future leases and any modifications of any present or future leases; (10) deliver copies of all present and future leases to Beneficiary promptly; and
(11) appear in and defend, at Grantor's sole cost and expense, any action or proceeding arising out of or in connection with the Leases or the Rents.

                  3.05 Limitation of Beneficiary's Obligations. Notwithstanding the assignment provided for in this Article III, Beneficiary shall not be obligated to perform or discharge, and Beneficiary does not undertake to perform or discharge, any obligation or liability with respect to the Leases or the Rents. This assignment shall not operate to place responsibility for the control, care, maintenance, or repair of the Trust Property upon Beneficiary, or to make Beneficiary responsible for any condition of the Property. Beneficiary shall be accountable to Grantor only for the sums actually collected and received by Beneficiary pursuant to this assignment. Grantor shall hold Beneficiary

                                                       80110-302/072695/XAA09435
                                                                      EXH10.1(f)
                                     - 17 -
fully harmless from, indemnify Beneficiary for, and defend Beneficiary against any and all claims, demands, liabilities, losses, damages, and expenses, including attorney fees, arising out of any of the Leases, with respect to any of the Rents, or in connection with any claim that may be asserted against Beneficiary on account of this assignment or any obligation or undertaking alleged to arise therefrom.

                  3.06 Termination. The assignment provided for in this Article III shall continue in full force and effect until all the Obligations have been fully paid and satisfied. At such time, this assignment and the authority and powers herein granted by Grantor to Beneficiary shall cease and terminate.

                  3.07 Attorney-in-Fact. Grantor irrevocably constitutes and appoints Beneficiary, and each of its officers, as its true and lawfully appointed attorney-in-fact, with power of substitution, to undertake and execute any and all of the rights, powers, and authorities described in this Article III with the same force and effect as if undertaken or performed by Grantor, and Grantor ratifies and confirms any and all such actions that may be taken or omitted to be taken by Beneficiary, its employees, agents, and attorneys.

                                   ARTICLE IV
                     Security Agreement and Fixture Filing

                  To secure the Obligations, Grantor grants to Beneficiary a security interest in the following: (1) the Trust Property to the extent the same is not encumbered by this Trust Deed as a real estate lien; (2) all personal property that is used or will be used in the construction of any Improvements on the Trust Property; (3) all personal property that is now or will hereafter be placed on or in the Trust Property or Improvements; (4) all personal property that is derived from or used in connection with the use, occupancy, or enjoyment of the Trust Property; (5) all property defined in the Uniform Commercial Code as adopted in the state of Oregon, as accounts, equipment, fixtures, and general intangibles, to the extent the same are used at, or arise in connection with the ownership, maintenance, or operation of, the Trust Property; (6) all causes of action, claims, security deposits, advance rental payments, utility deposits, refunds of fees or deposits paid to any governmental authority, refunds of taxes, and refunds of insurance premiums relating to the Trust Property; and (7) all present and future attachments, accessions, amendments, replacements, additions, products, and proceeds of every nature of the foregoing. This Trust Deed shall constitute a security agreement and "fixture filing" under the Uniform Commercial Code-Secured Transactions statutes of the State of Oregon. The mailing address of Grantor and the address of Beneficiary from which information may be

                                                       80110-302/072695/XAA09435
                                                                      EXH10.1(f)
                                     - 18 -
obtained are set forth in the introductory paragraph of this Trust Deed.

                                   ARTICLE V
                          Events of Default; Remedies

                  5.01 Events of Default. Each of the following shall constitute an event of default under this Trust Deed and under each of the other Loan
Documents:

                  (1) Nonpayment. Failure of the obligor to pay any of the Obligations before the due date.

                  (2) Breach of Other Covenants. Failure of any obligor to perform or abide by any other covenant included in the Obligations, including without limitation those covenants in the Note, in the Ajay Guaranty, in this Trust Deed, or in any other Loan Document, within ten days after written notice from Beneficiary to the obligor.

                  (3) Misinformation. Falsity when made in any material respect of any representation, warranty, or information furnished by Grantor or its agents to Beneficiary in or in connection with any of the Obligations.

                  (4) Other Default. The occurrence of any other event of default under the Loan Agreement, the Note, the Ajay Guaranty, any other Loan Document or any of the other Obligations.

                  (5) Other Indebtedness, Secondary Financing. Grantor's default beyond the applicable grace periods in the payment of any other indebtedness owed by Grantor to any person, if such indebtedness is secured by all or any portion of the Trust Property.

                  (6) Bankruptcy. The occurrence of any of the following with respect to Grantor, any guarantor of the Obligations, or the then-owner of the Trust Property: (a) appointment of a receiver, liquidator, or trustee for any such party or any of its properties; (b) adjudication as a bankrupt or insolvent; (c) filing of any petition by or against any such party under any state or federal bankruptcy, reorganization, moratorium or insolvency law; (d) institution of any proceeding for dissolution or liquidation; (e) inability to pay debts when due; (f) any general assignment for the benefit of creditors; or
(g) abandonment of the Trust Property.

                  (7) Transfer; Due-on-Sale; Due-on-Encumbrance. Any sale, gift, conveyance, contract for conveyance, transfer, assignment, encumbrance, pledge, or grant of a security interest in all or any part of the Trust Property, or any interest

                                                       80110-302/072695/XAA09435
                                                                      EXH10.1(f)
                                     - 19 -
therein, either voluntarily, involuntarily, or by the operation of law (a "Transfer"), without Beneficiary's prior written consent, shall constitute an event of default. The provisions of this subsection (7) shall apply to each and every Transfer, regardless of whether or not Beneficiary has consented or waived its rights in connection with any previous Transfer. Beneficiary may attach such conditions to its consent under this subsection (7) as Beneficiary may determine in its sole discretion, including without limitation an increase in the interest rate or the payment of transfer or assumption fees, and the payment of administrative and legal fees and costs incurred by Beneficiary.

                  (8) Certain Taxes. For purposes of this subsection (8), State Tax shall mean:

                  (a)  A  specific  tax  on  mortgages,   trust  deeds,  secured
         indebtedness,  or any part of the  Obligations  secured  by this  Trust
         Deed.

                  (b) A specific tax on the grantor of property subject to a trust deed that the taxpayer is authorized or required to deduct from payments on the trust deed.

                  (c) A tax on property chargeable against Beneficiary or Trustee under a trust deed or holder of the note secured by the trust deed.

                  (d) A specific tax (other than an income tax or a gross receipts tax) on all or any portion of the Obligations or on payments of principal and interest made by Grantor.

                  If any State Tax is enacted after the date of this Trust Deed applicable to this Trust Deed, enactment of the State Tax shall constitute an event of default, unless the following conditions are met:

                  (a) Grantor may lawfully pay the tax or charge imposed by the State Tax without causing any resulting economic disadvantage or increase of tax to Beneficiary or Trustee, and

                  (b) Grantor pays or agrees in writing to pay the tax or charge within 30 days after notice from Beneficiary or Trustee that the State Tax has been enacted.

                  5.02 Remedies in Case of Default. If an Event of Default shall occur, Beneficiary or Trustee may exercise any one or more of the following rights and remedies, in addition to any other remedies that may be available by law, in equity, or otherwise:

                                                       80110-302/072695/XAA09435
                                                                      EXH10.1(f)
                                     - 20 -

                  (1) Acceleration. Beneficiary may declare all or any portion of the Obligations immediately due and payable.

                  (2) Receiver. Beneficiary may have a receiver appointed for the Trust Property. Beneficiary shall be entitled to the appointment of a receiver as a matter of right whether or not the apparent value of the Trust
Property exceeds the amount of the indebtedness secured by this Trust Deed. Employment by Trustee or Beneficiary shall not disqualify a person from serving as receiver. Grantor consents to the appointment of a receiver at Beneficiary's option and waives any and all defenses to such an appointment.

                  (3) Possession. Beneficiary may, either through a receiver or as lender-in-possession, enter and take possession of all or any part of the Trust Property and use, operate, manage, and control it as Beneficiary shall deem appropriate in its sole discretion. Upon request after an Event of Default, Grantor shall peacefully relinquish possession and control of the Trust Property to Beneficiary or any receiver appointed under this Trust Deed.

                  (4) Rents. Beneficiary may revoke Grantor's right to collect the Rents, and may, either itself or through a receiver, collect the same. Beneficiary shall not be deemed to be in possession of the Property solely by reason of exercise of the rights contained in this subsection (4). If Rents are collected by Beneficiary under this subsection (4), Grantor hereby irrevocably appoints Beneficiary as Grantor's attorney-in-fact, with power of substitution, to endorse instruments received in payment thereof in the name of Grantor and to negotiate such instruments and collect their proceeds. After payment of all Obligations, any remaining amounts shall be paid to Grantor and this power shall terminate.

                  (5) Power of Sale. Beneficiary may direct Trustee, and Trustee shall be empowered, to foreclose this Trust Deed nonjudicially by advertisement and sale under applicable state law.

                  (6) Foreclosure. Beneficiary may judicially foreclose this Trust Deed and obtain a judgment foreclosing Grantor's interest in all or any part of the Property and giving Beneficiary the right to collect any deficiency remaining due after disposition of the Trust Property.

                  (7) Fixtures and Personal Property. With respect to any Improvements and other personal property subject to a security interest in favor of Beneficiary, Beneficiary may exercise any and all of the rights and remedies of a secured party under the Uniform Commercial Code.

                                                       80110-302/072695/XAA09435
                                                                      EXH10.1(f)
                                     - 21 -

                  (8) Abandonment. Beneficiary may abandon all or any portion of the Trust Property by written notice to Grantor.

                  5.03 Sale. In any sale under this Trust Deed or pursuant to any judgment, the Trust Property, to the extent permitted by law, may be sold as an entirety or in one or more parcels and in such order as Beneficiary may elect, without regard to the right of Grantor, any person claiming under Grantor, or any guarantor or surety to the marshalling of assets. The purchaser at any such sale shall take title to the Trust Property or the part thereof so sold, free and clear of the estate of Grantor, the purchaser being hereby discharged from all liability to see to the application of the purchase money. Any person, including Beneficiary, its officers, agents, and employees, may purchase at any such sale. Beneficiary and each of its officers are irrevocably appointed Grantor's attorney-in-fact, with power of substitution, to make all appropriate transfers and deliveries of the Trust Property or any portions thereof so sold and, for that purpose, Beneficiary and its officers may execute all appropriate instruments of transfer.

                  5.04 Cumulative Remedies. All remedies under this Trust Deed are cumulative and not exclusive. Any election to pursue one remedy shall not preclude the exercise of any other remedy. An election by Beneficiary to cure under Section 1.15 shall not constitute a waiver of the default or of any of the remedies provided in this Trust Deed. No delay or omission in exercising any right or remedy shall impair the full exercise of that or any other right or remedy or constitute a waiver of the default.

                  5.05 Receiver or Trustee-in-Possession. Upon taking possession of all or any part of the Trust Property, Trustee, Beneficiary, or a receiver may:

                  (1) Management. Use, operate, manage, control, and conduct business with the Trust Property and make expenditures for such purposes and for such maintenance and improvements as are deemed reasonably necessary.

                  (2) Rents and Revenues. Collect all rents, revenues, income, issues, and profits from the Trust Property and apply such sums to the reasonable expenses of use, operation, management, maintenance, and improvements.

                  (3) Construction. At its option, complete any construction in progress on the Property, and in that connection pay bills, borrow funds, employ contractors, and make any changes in plans and specifications as it deems appropriate.


                                                       80110-302/072695/XAA09435
                                                                      EXH10.1(f)
                                     - 22 -

                  (4) Additional Indebtedness. If the revenues produced by the Trust Property are insufficient to pay expenses, Beneficiary, Trustee, or the receiver may borrow or advance such sums upon such terms as it deems reasonably necessary for the purposes stated in this section. All advances shall bear interest, unless otherwise provided, at the rate set forth in the Note, and repayment of such sums shall be secured by this Trust Deed.

                  5.06 Application of Proceeds. All proceeds realized from the exercise of the rights and remedies under this Section 5 shall be applied as follows:

                  (1) Costs and Expenses. To pay all costs of exercising such rights and remedies, including the costs of maintaining and preserving the Trust Property, the costs and expenses of any receiver or lender-in-possession, the costs of any sale, and the costs and expenses provided for in Section 6.07 below.

                  (2) Indebtedness. To pay all Obligations, in such order as Beneficiary shall determine in its sole discretion.

                  (3) Surplus. The surplus, if any, remaining after satisfaction of all the Obligations shall be paid to the clerk of the court in the case of a judicial foreclosure proceeding, otherwise to the person or persons legally entitled to the surplus.

                  5.07 Deficiency. No sale or other disposition of all or any part of the Trust Property pursuant to this Section 5 shall be deemed to relieve Grantor of any of the Obligations, except to the extent that the proceeds are applied to the payment of such Obligations. If the proceeds of a sale, a collection, or other realization of or upon the Trust Property are insufficient to cover the costs and expenses of such realization and the payment in full of the Obligations, Grantor shall remain liable for any deficiency to the fullest extent permitted by law.

                  5.08 Waiver of Stay, Extension, Moratorium, and Valuation Laws. To the fullest extent permitted by law, Grantor waives the benefit of any existing or future stay, extension, or moratorium law that may affect observance or performance of the provisions of this Trust Deed and any existing or future law providing for the valuation or appraisal of the Trust Property prior to any sale.


                                                       80110-302/072695/XAA09435
                                                                      EXH10.1(f)
                                     - 23 -

                                   ARTICLE VI
                               General Provisions

                  6.01 Time is of the Essence. Time is of the essence with respect to all covenants and obligations of Grantor under this Trust Deed.

                  6.02 Reconveyance by Trustee. At any time upon the request of Beneficiary, payment of Trustee's fees, if any, and presentation of this Trust Deed, without affecting liability of any persons for the payment of the Obligations, Trustee may reconvey, without warranty, all or any part of the Trust Property. The recitals in any reconveyance shall be conclusive proof of the truthfulness thereof.

                  6.03 Notice. Except as otherwise provided in this Trust Deed, all notices pertaining to this Trust Deed shall be in writing and may be delivered by hand, or mailed by first class, registered, or certified mail, return-receipt requested, postage prepaid, and addressed to the appropriate party at its address set forth at the outset of this Trust Deed. Any party may change its address for such notices from time to time by notice to the other parties. Notices given by mail in accordance with this paragraph shall be deemed to have been given upon the date of mailing; notices given by hand shall be deemed to have been given when actually received.

                  6.04 Substitute Trustee. In the event of dissolution or resignation of Trustee, Beneficiary may substitute one or more trustees to execute the trust hereby created, and the new trustee(s) shall succeed to all the powers and duties of the prior trustee(s).

                  6.05 Trust Deed Binding on Successors and Assigns. This Trust Deed shall be binding upon and inure to the benefit of the successors and assigns of Grantor, Trustee, and Beneficiary. If the Trust Property or any portion thereof shall at any time be vested in any person other than Grantor, Beneficiary shall have the right to deal with such successor regarding this Trust Deed, the Trust Property, and the Obligations in such manner as Beneficiary deems appropriate in its sole discretion, without notice to or approval by Grantor and without impairing Grantor's liability for the Obligations.

                  6.06 Indemnity. Grantor shall hold Beneficiary and Trustee and their respective directors, officers, employees, agents, and attorneys, harmless from and indemnify them for any and all claims, demands, damages, liabilities, and expenses, including but not limited to attorney fees and court costs, arising out of or in connection with Trustee's or Beneficiary's interest under this Trust Deed, except Grantor shall not be

                                                       80110-302/072695/XAA09435
                                                                      EXH10.1(f)
                                     - 24 -
liable for acts performed by Beneficiary or Trustee in violation of applicable law.

                  6.07 Expenses and Attorney Fees. If Beneficiary refers any of the Obligations to an attorney for collection or seeks legal advice following a default; if Beneficiary is the prevailing party in any litigation instituted in connection with any of the Obligations; or if Beneficiary or any other person initiates any judicial or nonjudicial action, suit, or proceeding in connection with any of the Obligations or the Trust Property (including but not limited to proceedings under federal bankruptcy law, eminent domain, under probate proceedings, or in connection with any state or federal tax lien), and an attorney is employed by Beneficiary to (1) appear in any such action, suit, or proceeding, or (2) reclaim, seek relief from a judicial or statutory stay, sequester, protect, preserve, or enforce Beneficiary's interests, then in any such event Grantor shall pay reasonable attorney fees, costs, and expenses incurred by Beneficiary or its attorney in connection with the above-mentioned events or any appeals related to such events, including but not limited to costs incurred in searching records, the cost of title reports, and the cost of surveyors' reports. Such amounts shall be secured by this Trust Deed and, if not paid upon demand, shall bear interest at the default rate specified in the Loan Agreement.

                  6.08 Applicable Law. The Trust Deed and the validity, interpretation, performance, and enforcement of the Trust Deed shall be governed by the laws of the state in which the Property is located.

                  6.09 Captions. The captions to the sections and paragraphs of this Trust Deed are included only for the convenience of the parties and shall not have the effect of defining, diminishing, or enlarging the rights of the parties or affecting the construction or interpretation of any portion of this Trust Deed.

                  6.10 Rights of Prior Mortgagee. In the event that all or any portion of the Trust Property is subject to a superior mortgage or trust deed specifically permitted under Exhibit A, the rights of Beneficiary with respect to insurance and condemnation proceeds as provided in Sections 1.14 and 2.01, and all other rights granted under this Trust Deed that have also been granted to such a superior mortgagee or trust deed beneficiary, shall be subject to the rights of the superior mortgagee or trust deed beneficiary. Grantor hereby authorizes all such superior mortgagees and beneficiaries, on satisfaction of the indebtedness secured by their mortgage or trust deed, to remit all remaining insurance or condemnation proceeds and all

                                                       80110-302/072695/XAA09435
                                                                      EXH10.1(f)
                                     - 25 -
other sums held by them to Beneficiary to be applied in accordance with this Trust Deed.

                  6.11 Person Defined. As used in this Trust Deed, the word person shall mean any natural person, partnership, trust, corporation, or other legal entity of any nature.

                  6.12 Severability. If any provision of this Trust Deed shall be held to be invalid, illegal, or unenforceable, such invalidity, illegality, or unenforceability shall not affect any other provisions of this Trust Deed, and such other provisions shall be construed as if the invalid, illegal, or unenforceable provision had never been contained in the Trust Deed.

                  6.13 Entire Agreement. This Trust Deed contains the entire agreement of the parties with respect to the Trust Property. No prior agreement, statement, or promise made by any party to this Trust Deed that is not contained herein shall be binding or valid.

                  6.14 Commercial Property. Grantor covenants and warrants that the Property and Improvements are used by Grantor exclusively for business and commercial purposes.

                  IN WITNESS WHEREOF, Grantor has executed this Trust Deed as of the date first written above.

                                              WILLIAMS CONTROLS INDUSTRIES, INC.


                                              By:_______________________________
                                              Name:  Thomas W. Itin
                                              Title: President and Chief
                                                     Executive Officer


STATE OF OREGON                     )
                                    )  SS
COUNTY OF MULTNOMAH                 )

         On this 25th day of July, 1995, before me personally appeared Thomas W. Itin, who being duly sworn, stated that he is the President and Chief Executive Officer of Williams Controls Industries, Inc., a Delaware corporation, and acknowledged the foregoing instrument to be the voluntary act and deed of the corporation, executed by authority of its board of directors.

                                              __________________________________
                                              Notary Public for Oregon
                                              My commission expires: ___________


                                                       80110-302/072695/XAA09435
                                                                      EXH10.1(f)
                                     - 26 -

                      CONTRIBUTION AND INDEMNITY AGREEMENT


                  THIS CONTRIBUTION AND INDEMNITY AGREEMENT ("Agreement") is entered into as of July 25, 1995, by and among WILLIAMS CONTROLS, INC., a Delaware corporation ("Borrower"), APTEK WILLIAMS, INC., a Delaware corporation ("Aptek"), HARDEE WILLIAMS, INC., a Delaware corporation ("Hardee"), KENCO WILLIAMS, INC., a Delaware corporation ("Kenco"), NESC WILLIAMS, INC., a Delaware corporation ("NESC"), WACCAMAW WHEEL WILLIAMS, INC., a Delaware corporation ("Waccamaw"), and WILLIAMS CONTROLS INDUSTRIES, INC., a Delaware corporation ("Controls"), all of the foregoing being referred to herein individually as a "Co-Obligor" and collectively as the "Co-Obligors." Undefined capitalized terms which are used herein shall have the meanings ascribed to such terms in the "Credit Agreement" referred to below.

                              W I T N E S S E T H:

                  WHEREAS, pursuant to that certain Credit Agreement (as amended, restated, supplemented or otherwise modified from time to time, the "Credit Agreement") of even date herewith between Borrower, United States National Bank of Oregon, individually and as agent for financial institutions from time to time party thereto (together with their respective successors and assigns, individually and collectively, the "Bank"), the Bank has agreed to make certain loans or otherwise extend certain credit to Borrower; and

                  WHEREAS, as a condition among others, to the Bank's willingness to enter into the Credit Agreement, the Bank has required that the Co-Obligors (other than Borrower) each execute and deliver a Guaranty Agreement and a Security Agreement (the "Guaranty and Security Agreements") of even date herewith, pursuant to which, among other things, such Co-Obligors (other than Borrower) have agreed to guaranty Borrower's "Obligations" to the Bank under and as defined in the Credit Agreement and have granted liens on, and security interests in, substantially all of their respective properties (the "Guaranty Collateral"), as security for the Borrower's Obligations and their respective obligations under the Security Agreements and certain deeds of trust of even date (collectively the "Security Documents"), all of the foregoing obligations being referred to as the "Accommodation Obligations."

                  NOW, THEREFORE, in consideration of the premises and the covenants hereinafter contained, it is agreed as follows:

                  1. Contribution and Indemnity. As used herein, the "Allocable Amount" of any Co-Obligor, as of any date of determination, shall be determined to be an amount equal to the maximum amount which could then be claimed against such Co-

                                              80110-302/072495/XAA09444/EXH10.1G
                                     - 1 -

Obligor's Guaranty Collateral or under such Co-Obligor's Accommodation Obligations without rendering such claim voidable or avoidable under Section 548 of Chapter 11 of the United States Federal Bankruptcy Code (11 U.S.C. Sec. 101 et seq.) or under any applicable state Uniform Fraudulent Transfer Act, Uniform Fraudulent Conveyance Act or similar statute or common law.

                  To the extent that a payment is made on the Obligations by a Co-Obligor pursuant to an Accommodation Obligation or out of Guaranty Collateral owned by such Co-Obligor (a "Co-Obligor Payment") which, taking into account all other Co-Obligor Payments then previously or concurrently made by or attributable to any other Co-Obligor, exceeds the amount of the Co-Obligor Payment which otherwise would have been made by or attributable to such Co-Obligor if each such Co-Obligor had paid the aggregate Obligations satisfied by such Co-Obligor Payments in the same proportion as such Co-Obligor's Allocable Amount in effect immediately prior to such Co-Obligor Payment bore to the aggregate Allocable Amounts of all such Co-Obligors in effect immediately prior to such Co-Obligor Payment, then such Co- Obligor shall be entitled to contribution and indemnification from, and to be reimbursed by, each of the other Co-Obligors for the amount of such excess, pro rata based upon their respective Allocable Amounts in effect immediately prior to such Co-Obligor Payment.

                  2.  Miscellaneous.

                  (a) This Agreement is intended only to define the relative rights of the Co-Obligors, and nothing set forth in this Agreement is intended to or shall impair the obligations of any Co-Obligor to pay any amounts as and when the same shall become due and payable in accordance with the terms of the Credit Agreement and the Security Documents.

                  (b) The parties hereto acknowledge that the rights of contribution and indemnification hereunder shall constitute assets in favor of the Co-Obligor to which such contribution and indemnification is owing.

                  (c) This Agreement shall become effective upon its execution by each of the Co-Obligors and shall continue in full force and effect and may not be terminated or otherwise revoked by any Co-Obligor until all of the Obligations under and as defined in the Credit Agreement shall have been indefeasibly paid in full and discharged and the Credit Agreement shall have been terminated.

                  3. Counterparts. This Agreement may be executed in any number of separate counterparts, each of which shall collectively and separately constitute one agreement.


                                              80110-302/072495/XAA09444/EXH10.1G
                                     - 2 -

                  IN WITNESS WHEREOF, each of the Co-Obligors has executed and delivered this Agreement as of the date first above written.

WILLIAMS CONTROLS, INC.                            APTEK WILLIAMS, INC.


By:_________________________                       By:_________________________
Name:  Thomas W. Itin                              Name:  Thomas W. Itin
Title: President and Chief                         Title: President and Chief
       Executive Officer                                  Executive Officer


HARDEE WILLIAMS, INC.                              KENCO WILLIAMS, INC.


By:__________________________                      By:__________________________
Name:  Thomas W. Itin                              Name:  Thomas W. Itin
Title: President and Chief                         Title: President and Chief
       Executive Officer                                   Executive Officer


NESC WILLIAMS, INC.                                WACCAMAW WHEEL WILLIAMS, INC.


By:_________________________                       By:__________________________
Name:  Thomas W. Itin                              Name:  Thomas W. Itin
Title: President and Chief                         Title: President and Chief
       Executive Officer                                  Executive Officer


                                                   WILLIAMS CONTROLS INDUSTRIES,
                                                    INC.


                                                   By:__________________________
                                                   Name:  Thomas W. Itin
                                                   Title: President and Chief
                                                          Executive Officer


Acknowledged and agreed to as of the 25th day of July, 1995.

United States National Bank of Oregon,
  individually and as agent


By:__________________________
Name:  David A. G. Wynde
Title: Vice President

                                              80110-302/072495/XAA09444/EXH10.1G
                                     - 3 -

                                    GUARANTY


WILLIAMS CONTROLS, INC.                       ("Guarantor") Date:  July 25, 1995

AJAY SPORTS, INC.                             ("Borrower")
         And
UNITED STATES NATIONAL                        ("Bank")
    BANK OF OREGON


                  1. CONTINUING UNLIMITED GUARANTY. For good and valuable consideration, Guarantor absolutely and unconditionally guarantees to Bank and its respective successors and assigns, the full and prompt performance of each and every obligation of Borrower under the Revolving Loan Agreement dated as of July 25, 1995 (the "Loan Agreement"), between Borrower and Bank (including the "Obligations" of Borrower as defined in the Loan Agreement) and all liabilities, direct or contingent, joint, several, or independent arising out of or in conjunction therewith, including interest, reasonable attorney fees, and other costs and expenses paid or incurred by Bank in enforcing its rights under the Loan Agreement (the "Indebtedness"). NOTWITHSTANDING ANYTHING TO THE CONTRARY IN THIS AGREEMENT, THE LIABILITY OF GUARANTOR UNDER THIS INSTRUMENT SHALL NOT EXCEED THE SUM OF $8,500,000, BUT MAY INCLUDE AMOUNTS IN EXCESS OF SUCH SUM FOR ACCRUED INTEREST ON SUCH SUM AFTER DEMAND AND FOR EXPENSES DUE PURSUANT TO
SECTION 10(d) OF THIS GUARANTY.

                  2. NATURE OF GUARANTY. Guarantor's liability under this Guaranty shall be open and continuous for so long as this Guaranty remains in force. Guarantor intends to guarantee at all times the performance and prompt payment when due, whether at maturity or earlier by reason of acceleration of otherwise, of all Indebtedness. Accordingly, no payments made upon the Indebtedness will discharge or diminish the continuing liability of Guarantor in connection with any remaining portions of the Indebtedness or any of the Indebtedness that subsequently arises or is thereafter incurred or contracted.

                  3. DURATION OF GUARANTY. This Guaranty will take effect on the date hereof without the necessity of any acceptance by Bank, or any notice to Guarantor or to Borrower, and will continue in full force until all Indebtedness incurred or contracted before receipt by Bank of any notice of revocation shall have been fully and finally paid and satisfied and all other obligations of Guarantor under this Guaranty shall have been performed in full. If Guarantor elects to revoke this Guaranty, Guarantor may only do so in writing. Guarantor's written notice of revocation must be delivered to Bank at International Financial Services, 111 S.W. Fifth Avenue, Post Office Box 6979, Portland, Oregon 97228-6979, or such other place

                                                           XTT006A1/WMCO/EXH10.2
                                     - 1 -
as Bank may designate in writing. Written revocation of this Guaranty will apply only to advances or new Indebtedness created after actual receipt by Bank of Guarantor's written revocation. For this purpose and without limitation, the term "new Indebtedness" does not include Indebtedness which at the time of notice of revocation is contingent, unliquidated, undetermined or not due and which later becomes absolute, liquidated, determined or due. This Guaranty will continue to bind Guarantor for all Indebtedness incurred by Borrower or committed by Bank prior to receipt of Guarantor's written notice of revocation, including any extensions, renewals, substitutions or modifications of the Indebtedness. All renewals, extensions, substitutions, and modifications of the Indebtedness granted after Guarantor's revocation are contemplated under this Guaranty and will not be considered to be new Indebtedness. Release of any other guarantor or termination of any other guaranty of the Indebtedness shall not affect the liability of Guarantor under this Guaranty. It is anticipated that fluctuations may occur in the aggregate amount of Indebtedness covered by this Guaranty, and it is specifically acknowledged and agreed by Guarantor that reductions in the amount of Indebtedness, even to zero dollars, prior to written revocation of this Guaranty by Guarantor shall not constitute a termination of this Guaranty. This Guaranty is binding upon Guarantor and Guarantor's successors and assigns so long as any of the guaranteed Indebtedness remains unpaid and even though the Indebtedness guaranteed may from time to time be zero dollars.

                  4. GUARANTOR'S AUTHORIZATION TO BANK. Guarantor authorizes Bank, either before or after any revocation hereof, without notice or demand and without lessening Guarantor's liability under this Guaranty, from time to time:
(a) prior to revocation as set forth above, to make one or more additional secured or unsecured loans to Borrower, to lease equipment or other goods to Borrower, or otherwise to extend additional credit to Borrower; (b) to alter, compromise, renew, extend, accelerate, or otherwise change the time for payment or other terms of the Indebtedness or any part of the Indebtedness, including but not limited to increases and decreases of the rate of interest on the Indebtedness and extensions that may be repeated and may be for longer than the original loan term; (c) to take and hold security for the payment of this Guaranty or the Indebtedness, and exchange, enforce, waive, fail or decide not to perfect, and release any such security, with or without the substitution of new collateral; (d) to release, substitute, agree not to sue, or deal with any one or more of Borrower's sureties, endorsers, or other guarantors on any terms or in any manner Bank may choose; (e) to determine how, when and what application of payments and credits shall be made on the Indebtedness; (f) to apply such security and direct the order or manner of sale thereof, including without limitation, any nonjudicial sale permitted by the terms of the controlling security agreement, mortgage or deed

                                                           XTT006A1/WMCO/EXH10.2
                                     - 2 -
of trust, as Bank may determine; (g) to sell, transfer, assign, or grant participations in all or any part of the Indebtedness; and (h) to assign or transfer this Guaranty in whole or in part.

                  5. GUARANTOR'S REPRESENTATIONS AND WARRANTIES. Guarantor represents and warrants that (a) no representations or agreements of any kind have been made to Guarantor by Bank that would limit or qualify in any way the terms of this Guaranty; (b) except as and to the extent permitted in the Loan Agreement, Guarantor has not and will not, without the prior written consent of Bank, sell, lease, assign, encumber, hypothecate, transfer, or otherwise dispose of all or substantially all of Guarantor's assets; (c) Guarantor will provide to Bank such financial and credit information as may be requested, and such financial information provided will be true and correct in all material respects and will fairly present the financial condition of Guarantor as of the dates thereof; and (d) Guarantor has adequate means of obtaining from Borrower on a continuing basis information regarding Borrower's financial condition. Guarantor agrees to keep adequately informed from such means of any facts, events, or circumstances that might in any way affect Guarantor's risks under this Guaranty, and Guarantor further agrees that Bank shall have no obligation to disclose to Guarantor any information or documents acquired by Bank in the course of its relationship with Borrower.

                  6. GUARANTOR'S WAIVERS. Except as prohibited by applicable law, Guarantor waives any right to require Bank (a) to continue lending money or to extend other credit to Borrower; (b) to make any presentment, protest, demand, or notice of any kind, including notice of any nonpayment of the Indebtedness or of any nonpayment related to any collateral, or notice of any action or nonaction on the part of Borrower, Bank, or any surety, endorser, or other guarantor in connection with the Indebtedness or in connection with the creation of new or additional loans or obligations; (c) to resort for payment or to proceed directly or immediately against any person, including Borrower or any other guarantor; (d) to proceed directly against or exhaust any collateral held by Bank from Borrower, any other guarantor, or any other person; (e) to give notice of the terms, time, and place of any public or private sale of personal property security held by Bank from Borrower, any other guarantor, or any other person or to comply with any other applicable provisions of the Uniform Commercial Code; (f) to pursue any other remedy within the power of Bank; or (g) to commit any act or omission of any kind, or at any time, with respect to any matter whatsoever; except in each case as expressly provided otherwise in the Loan Agreement or this Guaranty.

                  Until all Indebtedness has been paid in full, Guarantor agrees that Guarantor shall not have, and hereby expressly waives, any claim, right, or remedy that Guarantor may now have

                                                           XTT006A1/WMCO/EXH10.2
                                     - 3 -
or hereafter acquire against Borrower that arises hereunder or from performance by Guarantor hereunder, including, without limitation, any claim, remedy, or right of subrogation, reimbursement, exoneration, indemnification, or participation in any claim, right, or remedy that Bank now or may hereafter have against Borrower or any collateral that Bank now have or hereafter acquire, whether or not such claim, right, or remedy arises in equity, under contract, by statute, under common law, or otherwise. Guarantor hereby acknowledges and agrees that this waiver is intended to benefit Borrower and Bank and shall not limit or otherwise affect Guarantor's liability under this Guaranty.

                  Guarantor also waives any and all rights or defenses arising by reason of (a) any "one action" or "anti-deficiency" law or any other law which may prevent Bank from bringing any action, including a claim for deficiency, against Guarantor, before or after the commencement or completion by Bank of any foreclosure action, either judicially or by exercise of a power of sale; (b) any election of remedies by Bank that destroys or otherwise adversely affects Guarantor's subrogation rights or Guarantor's rights to proceed against Borrower for reimbursement, including without limitation, any loss of rights Guarantor may suffer by reason of any law limiting, qualifying, or discharging the Indebtedness; (c) any disability or other defense of Borrower, of any other guarantor, or of any other person, or by reason of the cessation of Borrower's liability from any cause whatsoever, other than payment in full of the Indebtedness; (d) any right to claim discharge of the Indebtedness on the basis of unjustified impairment of any collateral for the Indebtedness; (e) any statute of limitations, if at any time any action or suit brought by Bank against Guarantor is commenced there is outstanding Indebtedness of Borrower to Bank that is not barred by any applicable statute of limitations; or (f) any defenses given to guarantors at law or in equity other than actual payment and performance of the Indebtedness. If payment is made by Borrower, whether voluntarily or otherwise, or by any third party, on the Indebtedness and thereafter Bank must remit the amount of that payment to Borrower's trustee in bankruptcy or to any similar person under any federal or state bankruptcy law or law for the relief of debtors, the Indebtedness shall be considered unpaid for the purpose of enforcement of this Guaranty.

                  Guarantor further waives and agrees not to assert or claim at any time any deductions to the amount guaranteed under this Guaranty for any claim of setoff, counterclaim, counter demand, recoupment or similar right, whether such claim, demand or right may be asserted by Borrower, Guarantor, or both.

                  7.   GUARANTOR'S   UNDERSTANDING   WITH  RESPECT  TO  WAIVERS.
Guarantor warrants and agrees that each of the waivers set forth

                                                           XTT006A1/WMCO/EXH10.2
                                     - 4 -
above is made with Guarantor's full knowledge of its significance and consequences and that, under the circumstances, the waivers are reasonable and not contrary to public policy or law. If any such waiver is determined to be contrary to any applicable law or public policy, such waiver shall be effective only to the extent permitted by law or public policy.

                  8. RIGHT OF SETOFF. In addition to all liens upon and rights of setoff against the moneys, securities or other property of Guarantor given to Bank by law, Bank shall have, with respect to Guarantor's obligations under this Guaranty and to the extent permitted by law, a contractual possessory security interest in and a right of setoff against, and Guarantor hereby assigns, conveys, delivers, pledges, and transfers to Bank all of Guarantor's right, title and interest in and to, all deposits, moneys, securities and other property of Guarantor now or hereafter in the possession of or on deposit with Bank, whether held in a general or special account or deposit, whether held jointly with someone else, or whether held for safekeeping or otherwise, excluding however all trust accounts. Every such security interest and right of setoff may be exercised without demand upon or notice to Guarantor. No security interest or right of setoff shall be deemed to have been waived by any act or conduct on the part of Bank or by any neglect to exercise such right of setoff or to enforce such security interest or by any delay in so doing. Every right of setoff and security interest shall continue in full force and effect until waived or released in writing.

                  9. SUBORDINATION OF BORROWER'S DEBTS TO GUARANTOR. Guarantor agrees that the Indebtedness, whether now existing or hereafter created, shall be prior to any claim that Guarantor may now have or hereafter acquire against Borrower, whether or not Borrower becomes insolvent. Guarantor hereby expressly subordinates any claim Guarantor may have against Borrower to any claim that Bank may now or hereafter have against Borrower. In the event of insolvency and consequent liquidation of the assets of Borrower, through bankruptcy, by an assignment for the benefit of creditors, by voluntary liquidation, or otherwise, the assets of Borrower applicable to the payment of the claims of both Guarantor and Bank shall be paid to Bank and shall be applied to the Indebtedness. Guarantor hereby assigns to Bank all claims that it may have or acquire against Borrower or against any assignee or trustee in bankruptcy of Borrower; provided however, that such assignment shall be effective only for the purpose of assuring full payment of the Indebtedness. Bank is hereby authorized, in the name of Guarantor, from time to time to execute and file financing statements and continuation statements and to execute such other documents and to take such other actions as they deem necessary or appropriate to perfect, preserve and enforce its rights under this Guaranty.


                                                           XTT006A1/WMCO/EXH10.2
                                     - 5 -

                  10. MISCELLANEOUS. The following miscellaneous provisions are a part of this Guaranty:

         (a) Amendments. This Guaranty constitutes the entire understanding and agreement of the parties as to the matters set forth herein. No alteration of or amendment to this Guaranty shall be effective unless given in writing and signed by the party or parties sought to be charged or bound by the alteration or amendment.

         (b) Applicable Law. This Guaranty shall be governed by and construed in accordance with the laws of the state of Oregon.

         (c)  Arbitration.

                  (i) Bank or Guarantor may require that all disputes, claims, counterclaims, and defenses, including those based on or arising from any alleged tort ("Claims"), relating in any way to this Guaranty, be settled by binding arbitration in accordance with the Commercial Arbitration Rules of the American Arbitration Association and Title 9 of the United States Code. All Claims will be subject to the statutes of limitation applicable if they were litigated. This provision is void if arbitration would jeopardize Bank's ability to proceed against collateral security located outside of Oregon, or if the effect of the arbitration procedure (as opposed to any Claims by the Guarantor) would be to materially impair Bank's ability to realize on any collateral.

                  (ii) If arbitration occurs and each party's Claim is less than $250,000, one neutral arbitrator will decide all issues; if any party's Claim is more than $250,000, three neutral arbitrators will decide all issues. All arbitrators will be active Oregon State Bar members in good standing. All arbitration hearings will be held in Portland, Oregon. In addition to all other powers, the arbitrator(s) shall have the exclusive right to determine all issues of arbitrability and shall have the authority to issue subpoenas. Judgment on any arbitration award may be entered in any court with jurisdiction.

                  (iii) If either party institutes any judicial proceeding relating to this Guaranty, such action shall not be a waiver of the right to submit any Claim to arbitration. In addition, whether or not the parties arbitrate any Claim, each has the right before, during, and after any arbitration to exercise any number of the following remedies, in any order or concurrently:

                                                           XTT006A1/WMCO/EXH10.2
                                     - 6 -

         (1) set-off; (2) self-help repossession of any collateral; (3) judicial or nonjudicial foreclosure against any real or personal property collateral; and (4) provisional remedies, including injunction, appointment of receiver, attachment, claim, and delivery and replevin.

                  (iv) This arbitration clause cannot be modified or waived except in writing, which writing must refer to this arbitration clause and be signed by each party hereto.

         (d) Expenses. Guarantor agrees to pay upon demand all costs and expenses of Bank, including reasonable legal expenses, incurred in connection with the enforcement of this Guaranty. Bank may pay someone else to help enforce this Guaranty, and Guarantor shall pay the costs and expenses of such enforcement. Costs and expenses include legal expenses whether or not there is a lawsuit, including legal expenses for bankruptcy proceedings (and including efforts to modify or vacate any automatic stay or injunction), appeals, and any anticipated post-judgment collection services. Guarantor also shall pay all court costs and such additional fees as may be directed by the court.

         (e) Notices, All notices required to be given party to the other under this Guaranty shall be in writing and, except for revocation notices by Guarantor, shall be effective when actually delivered or when deposited in the United by either States mail, first class postage prepaid, addressed to the party to whom the notice is to be given at the address shown below or to such other addresses as either party may designate to the other in writing:

                  If to Bank:                      United States National
                                                        Bank of Oregon
                                                   111 S.W. Fifth Avenue
                                                   Post Office Box 4412
                                                   Portland, Oregon  97208
                                                   Attention:  Diane M. Sellers

                  With copies to:                  Miller, Nash, Wiener, Hager &
                                                       Carlsen
                                                   Attorneys at Law
                                                   3500 U. S. Bancorp Tower
                                                   111 S.W. Fifth Avenue
                                                   Portland, Oregon  97204-3699
                                                   Attention:  Michael E. Arthur


                                                           XTT006A1/WMCO/EXH10.2
                                     - 7 -

                  If to Guarantor:                 Williams Controls, Inc.
                                                   14100 S.W. 72nd Avenue
                                                   Portland, Oregon  97224
                                                   Attention:  Thomas W. Itin

                  With copies to:                  Friedlob Sanderson Roskin
                                                   Paulson & Tourtillott, LLC
                                                   1400 Glenarm Place, Suite 300
                                                   Denver, Colorado  80202
                                                   Attention:  Mary Maikoetter

All revocation notices by Guarantor shall be effective only upon receipt by Bank as provided above in Section 3.

         (f) Interpretation. The words "Guarantor," "Borrower," and "Bank" include the respective successors, assigns, and transferees of each of them. Caption headings in this Guaranty are for convenience purposes only and are not to be used to interpret or define the provisions of this Guaranty. If a court of competent jurisdiction finds any provision of this Guaranty to be invalid or unenforceable as to any person or circumstance, such finding shall not render that provision invalid or unenforceable as to any other persons or circumstances, and all provisions of this Guaranty in all other respects shall remain valid and enforceable.

         (g) Waiver. Bank shall not be deemed to have waived any rights under this Guaranty unless such waiver is given in writing and signed by Bank. No delay or omission on the part of Bank in exercising any right shall operate as a waiver of such right or any other right. No prior waiver by Bank, nor any course of dealing between Bank and Guarantor, shall constitute a waiver of any of the rights of Bank or of any of Guarantor's obligations as to any future transactions. Whenever the consent of Bank is required under this Guaranty, the granting of such consent in any instance shall not constitute continuing consent to subsequent instances where such consent is required.

         (h) Statutory Notice. By Oregon statute (ORS 41.580), the following disclosure is required: UNDER OREGON LAW, MOST AGREEMENTS, PROMISES AND COMMITMENTS MADE BY LENDERS AFTER OCTOBER 3, 1989, CONCERNING LOANS AND OTHER CREDIT EXTENSIONS WHICH ARE NOT FOR PERSONAL, FAMILY, OR HOUSEHOLD PURPOSES OR SECURED SOLELY BY THE BORROWER'S RESIDENCE MUST BE IN WRITING, EXPRESS CONSIDERATION, AND BE SIGNED BY THE LENDER TO BE ENFORCEABLE.



                                                           XTT006A1/WMCO/EXH10.2
                                     - 8 -

GUARANTOR:

WILLIAMS CONTROLS, INC.


By:_________________________________
Name:  Thomas W. Itin
Title: President and Chief Executive
       Officer


Also executed by Bank to document agreement to arbitration provisions of Section 10(c).

UNITED STATES NATIONAL BANK OF OREGON


By:_________________________________
Name:  Diane M. Sellers
Title: Vice President

                                                           XTT006A1/WMCO/EXH10.2
                                     - 9 -

                              AMENDED AND RESTATED
                          LOAN AND SECURITY AGREEMENT


         AMENDED AND RESTATED LOAN AND SECURITY AGREEMENT, dated as of March 27, 1995, between WILLIAMS CONTROLS INDUSTRIES, INC., a Delaware corporation, or its successor (such corporation, together with its successor, being referred to herein as the "Lender"), with offices at 14100 Southwest 72nd Avenue, Portland, Oregon 97224, and AJAY LEISURE PRODUCTS, INC. (the "Borrower"), a Delaware corporation, with offices at 1501 East Wisconsin, Delavan, Wisconsin 53115.

                              W I T N E S S E T H

         WHEREAS, Borrower and Lender entered into a Loan and Security Agreement dated as of May 5, 1994, under which Lender agreed to loan to the Borrower and the Borrower could borrow from the Lender up to $7,000,000 in aggregate principal amount upon the terms and conditions set forth therein.

         WHEREAS, said Loan and Security Agreement was amended by an Amendment No. 1 dated as of November 1, 1994.

         WHEREAS, the parties desire to further amend and restate the Loan and Security Agreement, as amended to date (hereinafter as amended and restated, the "Agreement").

         NOW, THEREFORE, in consideration of the mutual conditions and agreements set forth in this Agreement, and for good and valuable consideration, the receipt and sufficiency of which hereby are acknowledged, the Borrower and the Lender agree as follows:

1        DEFINITIONS.

         1.1      As used herein:

         "Account" means the Borrower's right to payment for a sale or lease and delivery of goods or rendition of services in the ordinary course of the Borrower's business.

         "Adjusted Assets" means all of the Borrower's assets on a consolidated basis, including assets of the Borrower constituting Intercompany Accounts, except: (a) Restricted Investments; and (b) fixed assets to the extent of any write-up in the book value thereof resulting from a revaluation effective after the Initial Closing Date.

         "Adjusted Tangible Net Worth" means, at any date: (a) the book value (after deducting related depreciation, obsolescence, amortization, valuation, and other proper reserves as determined in

1002B278/EXH10.3
accordance with GAAP) at which the Adjusted Assets would be shown on a consolidated balance sheet of the Borrower at such date prepared in accordance with GAAP less (b) the amount at which the Borrower's liabilities would be shown on such balance sheet, including as liabilities all reserves for contingencies and other potential liabilities which would be shown on such balance sheet or disclosed in the notes thereto.

         "Borrower" has the meaning specified in the preamble to this Agreement.

         "Business Day" means any day that is not a Saturday, Sunday, or day on which banks in Portland, Oregon, are required or permitted to close.

         "Code" means the Internal Revenue Code of 1986, as amended.

         "Collateral" has the meaning given to such term in Section 6.1.

         "Collateral   Assignment"  means  that  certain  amended  and  restated
Collateral Assignment of even date herewith by and between the Borrower and the Lender.

         "Current Assets" means at any date the amount at which the current assets of the Borrower on a consolidated basis (excluding assets constituting Intercompany Accounts) would be shown on a consolidated balance sheet of the Borrower as at such date, prepared in accordance with GAAP.

         "Current Liabilities" means at any date the amount at which the current liabilities of the Borrower on a consolidated basis (including the outstanding principal balance of the Loans, but excluding liabilities constituting Intercompany Accounts) would be shown on a consolidated balance sheet of the Borrower as at such date, prepared in accordance with GAAP, and shall include the Loans.

         "Debt" means all liabilities, obligations and indebtedness of the Borrower to any Person, of any kind or nature, now or hereafter owing, arising, due or payable, howsoever evidenced, created, incurred, acquired or owing, whether primary, secondary, direct, contingent, fixed or otherwise. Without in any way limiting the generality of the foregoing, Debt shall specifically include the following: (i) the Borrower's liabilities and obligations to trade creditors; (ii) all Obligations; (iii) all obligations and liabilities of any Person secured by any Lien on the Borrower's Property, even though the Borrower shall not have assumed or become liable for the payment thereof; provided, however, that all such obligations and liabilities which are limited in recourse to such Property shall be included in Debt only to the extent of the book

1002B278/EXH10.3
value of such Property as would be shown on a balance sheet of the Borrower prepared in accordance with GAAP; (iv) all obligations and liabilities created or arising under any Capital Lease or conditional sale or other title retention agreement with respect to Property used or acquired by the Borrower, even if the rights and remedies of the lessor, seller or lender thereunder are limited to repossession of such Property; provided, however, that all such obligations and liabilities which are limited in recourse to such Property shall be included in Debt only to the extent of the book value of such Property as would be shown on a balance sheet of the Borrower prepared in accordance with GAAP; (v) all accrued pension fund and other employee benefit plan obligations and liabilities of the Borrower; (vi) all obligations and liabilities of the Borrower under Guaranties; and (vii) deferred taxes of the Borrower.

         "Default" means any event or condition which, with notice or the passage of time, or both, would constitute an Event of Default.

         "Distribution" means, in respect of any corporation: (a) the payment or making of any dividend or other distribution of Property in respect of capital stock or any other equity security of such corporation, other than distributions in capital stock of the same class; and (b) the redemption or other acquisition of any capital stock or any other equity security of such corporation.

         "Environmental Laws" means all federal, state and local laws, rules, regulations, ordinances, and consent decrees relating to health, safety, hazardous substances, and environmental matters applicable to the Borrower's business and facilities (whether or not owned by it).

         "Equipment" means all of the Borrower's now owned and hereafter acquired machinery, equipment, furniture, furnishings, fixtures, and other tangible personal property (except Inventory), including, without limitation, data processing hardware and software, motor vehicles, aircraft, dies, tools, jigs, and office equipment, as well as all of the borrower's leasehold interest in such types of property leased by the Borrower and all of the Borrower's rights and interests with respect thereto under such leases (including, without limitation, options to purchase); together with all present and future additions and accessions thereto, replacements therefor, component and auxiliary parts and supplies used or to be used in connection therewith, and all substitutes for any of the foregoing, and all manuals, drawings, instructions, warranties and rights with respect thereto wherever any of the foregoing is located.

         "ERISA" means the Employee Retirement Income Security Act of 1974, as amended.


1002B278/EXH10.3

         "Events of Default" has the meaning given to such term in Section 11.1.

         "Financial Statements" means any financial statements required to be given to the Lender under this Agreement.

         "Fiscal Year" means the Borrower's fiscal year for financial accounting purposes.

         "GAAP" means at any particular time generally accepted accounting principles as in effect at such time.

         "General Intangibles" means all of the Borrower's presently owned or hereafter acquired goodwill, chooses in action, causes of action, franchises, methods, sales literature, drawings, specifications, descriptions, name plates, catalogs, dealer contracts, supplier contracts, distributor agreements, confidential information, consulting agreements, employment agreements, engineering contracts, all other contracts and agreements, leasehold interests in real and personal property, insurance policies (including business interruption insurance) and such other assets which uniquely reflect the goodwill of the business of the Borrower; deposit amounts, letters of credit, and general intangibles relating to other items of Collateral, including without limitation, rights to refunds or indemnification; reversionary or other rights of the Borrower to excess Plan assets upon termination or amendment thereof; and proceeds of all of the foregoing, including without limitation, insurance proceeds, including proceeds of business interruption insurance, income tax refunds, and claims for tax or other refunds against any city, county, state, or federal government, or any agency or authority or other subdivision thereof.

         "Guaranty" by any Person means all obligations of such Person which in any manner directly or indirectly guarantee the payment or performance of any indebtedness or other obligation of any other Person (the "guaranteed obligations"), or assure or in effect assure the holder of the guaranteed obligations against loss in respect thereof, including, without limitation, any such obligations incurred through an agreement (a) to purchase the guaranteed obligations or any Property constituting security therefor or (b) to advance or supply funds for the purchase or payment of the guaranteed obligations or to maintain a working capital or other balance sheet condition.

         "Initial Closing Date" means May 5, 1994.

         "Intercompany Accounts" means all assets and liabilities, however arising, which are due to the Borrower from, which are due from the Borrower to, or which otherwise arise from any transaction by the Borrower with, any Related Person.

1002B278/EXH10.3

         "Inventory" means all of the Borrower's now owned and hereafter acquired inventory, goods, merchandise, and other personal property, wherever located, to be furnished under any contract of service or held for sale or lease, all raw materials, work-in-process, finished goods, returned and repossessed goods, and materials and supplies of any kind, nature or description which are or might be used or consumed in the Borrower's business or used in connection with the manufacture, packing, shipping, advertising, selling or finishing of such inventory goods, merchandise and such other personal property, and all documents of title or other documents representing them.

         "IRS" means the Internal Revenue Service or any successor agency.

         "Itin Guaranty" means the Continuing Guaranty of the Obligations made by Thomas W. Itin in favor of the Lender and delivered to the Lender pursuant to
Section 2.4.

         "Latest Projections" has the meaning given such term in Section 7.2(f).

         "Lien" means: any interest in Property securing an obligation owed to, or a claim by, a Person other than the owner of the Property, whether such interest is based on the common law, statute, or contract, and including without limitation, a security interest, charge, claim, or lien arising from a mortgage, deed of trust, encumbrance, pledge, hypothecation, assignment, deposit arrangement, agreement, or conditional sale, or a lease, consignment or bailment for security purposes, or any reservation, exception, encroachment, easement, right-of-way, condition, restrictment, lease or other title exception or encumbrance affecting Property.

         "Loan Documents" means this Agreement, the promissory note(s) evidencing the loan(s) hereunder and all other agreements, instruments, and documents heretofore, now or hereafter evidencing, securing, guaranteeing or otherwise relating to the Obligations, the Collateral, the Security Interest, as amended or restated, and any other aspect of the transactions contemplated by this Agreement.

         "Loans"  means,  collectively,  all loans and advances  provided for in
Article 2.

         "Obligations" means all present and future loans, advances, liabilities, obligations, covenants, duties, and Debts owing by the Borrower to the Lender, whether or not arising under this Agreement, whether or not evidenced by any note, or other instrument or document, whether arising from an extension of credit, opening of a letter of credit, acceptance, loan, guaranty,

1002B278/EXH10.3
indemnification or otherwise, whether direct or indirect (including, without limitation, those acquired by assignment from others, and any participation by the Lender in the Borrower's debts owing to others), absolute or contingent, due or to become due, primary or secondary, as principal or guarantor, and including, without limitation, all interest, charges, expenses, fees, attorneys fees, filing fees and any other sums chargeable to the Borrower hereunder, under other Loan Documents, or under any other agreement or instrument with the Lender.

         "Parent" means Ajay Sports, Inc., a Delaware corporation.

         "Parent Guaranty" means the Continuing Guaranty of the Obligations made by the Parent in favor of the Lender and delivered to the Lender pursuant to
Section 2.4.

         "Parent Preferred Stock" means the Series B 8% Cumulative Convertible Preferred Stock of the Parent.

         "Payment Account" means each blocked bank account or bank account associated with a lock box, established pursuant to Section 6.10, to which the funds of the Borrower (including, without limitation, Proceeds of Accounts and other Collateral) are deposited or credited, and which is maintained in the name of the Lender, or its assignee, or the Borrower, as the Lender may determine, on terms acceptable to the Lender.

         "PBGC" means the Pension Benefit Guaranty Corporation or any Person succeeding to the functions thereof.

         "Permitted Liens" means: (a) Liens for taxes not yet payable or Liens for taxes being contested in good faith by proper proceedings diligently pursued, provided that a reserve or other appropriate provision, if any, as shall be required by GAAP shall have been made therefor on the applicable Financial Statements and that a stay of enforcement of any such Lien is in effect; (b) Liens in favor of the Lender; (c) Liens upon Equipment acquired by the Borrower after the date hereof (including, without limitation, pursuant to Capital Leases), provided that (i) the cost of each such acquisition constitutes a capital expenditure, (ii) the Debt incurred to finance each such acquisition is permitted by Section 9.10, (iii) each such Lien attaches only to the Equipment acquired with the Debt secured thereby (including insurance and other proceeds from the disposition of such Equipment), and (iv) the principal amount of the indebtedness secured by any item of Equipment shall not exceed the actual cost thereof (excluding transportation, installation or other incidental costs);
(d) reservations, exceptions, encroachments, easements, rights of way, covenants, conditions, restrictions, leases and other similar title exceptions or encumbrances affecting the Real Property provided they do not in the aggregate materially detract from the value of

1002B278/EXH10.3
said Properties or materially interfere with their use in the ordinary conduct of the Borrower's business; (e) deposits under workmen's compensation, unemployment insurance, social security and other similar laws; (f) liens relating to statutory obligations with respect to surety and appeal bonds, performance bonds and other similar obligations incurred in the ordinary course of business; (g) mechanics' liens and similar liens for amounts not yet payable; and (h) Liens reflected on Exhibit 1.1 hereto.

         "Person" means any individual, sole proprietorship, partnership, joint venture, trust, unincorporated organization, association, corporation, Public Authority, or any other entity.

         "Plan" means any pension or other employee benefit plan which is subject to Title IV of ERISA, and which is: (a) a plan maintained by the Borrower or any Related Company; (b) a plan to which the Borrower or any Related Company contributes or is required to contribute; (c) a plan to which the Borrower or any Related Company was required to make contributions at any time during the five calendar years preceding the date of this Agreement; or (d) any other plan with respect to which the Borrower or any Related Company has incurred or may incur liability, including contingent liability, under Title IV of ERISA, either to such plan or to the PBGC.

         "Proceeds" means all products and proceeds of any Collateral, and all proceeds of such proceeds and products, including, without limitation, all cash and credit balances, all payments under any indemnity, warranty, or guaranty payable with respect to any Collateral, all awards for taking by eminent domain, all proceeds of fire or other insurance, and all money and other Property obtained as a result of any claims against third parties or any legal action or proceeding with respect to Collateral.

         "Property" means any interest in any kind of property or asset, whether real, personal or mixed, or tangible or intangible.

         "Proprietary Rights" means all of the Borrower's now owned and hereafter arising or acquired: licenses, franchises, permits, patents, patent rights, copyrights, works which are the subject matter of copyrights, trademarks, trade names, trade styles, patent and trademark applications and licenses and rights thereunder, and all other rights under any of the foregoing, all extensions, renewals, reissues, divisions, continuations, and continuations-in- part of any of the foregoing, and all rights to sue for past, present, and future infringement of any of the foregoing; inventions, trade secrets, formulae, processes, compounds, drawings, designs, blueprints, surveys, reports, manuals, and operating standards; goodwill; customer and other lists in whatever form maintained; and trade secret rights, copyright rights, rights

1002B278/EXH10.3
in works of authorship, and contract rights relating to computer software programs, in whatever form created or maintained.

         "Public Authority" means the government of any country or sovereign state, or of any state, province, municipality, or other political subdivision thereof, or any department, agency, public corporation or other instrumentality of any of the foregoing.

         "Real Property" means all of the Borrower's right, title, and interest in real property now owned or leased or hereafter acquired or leased by the Borrower, including all rights and easements in connection therewith and all buildings and improvements now or hereafter constructed thereon.

         "Receivables" means all of the Borrower's now owned and hereafter arising or acquired: Accounts (whether or not earned by performance), including Accounts owed to the Borrower by any of its Subsidiaries or Related Persons, together with all interest, late charges, penalties, collection fees, and other sums which shall be due and payable in connection with any Account; proceeds of any letters of credit naming the Borrower as beneficiary; contract rights, chattel paper, instruments, documents, general intangibles (including without limitation choses in action, causes of action, tax refunds, tax refund claims, Reversions and other amounts payable to the Borrower from pension and employee benefit plans, rights and claims against shippers and carriers, rights to indemnification and business interruption insurance), and all forms of obligations owing to the Borrower (including, without limitation, obligations owing to the Borrower by its Subsidiaries and Related Persons); guarantees and other security for any of the foregoing; and rights of stoppage in transit, replevin, and reclamation; and other rights or remedies of an unpaid vendor, lienor, or secured party.

         "Related Company" means any member of any controlled group of corporations (as defined in Section 414 of the Code) of which the Borrower is a part, or any trade or business (whether or not incorporated) which together with the Borrower would be treated as a single employer under Section 4001 of ERISA; provided that for purposes of this provision, Lender shall not be considered a Related Company.

         "Related Person" means: a Person other than the Lender (a) which, directly or indirectly, controls, is controlled by or is under common control with, the Borrower; (b) which beneficially owns or holds, directly or indirectly, five percent or more of any class of voting stock of the Borrower; or (c) five percent or more of any class of the voting stock (or if such Person is not a corporation, five percent or more of the equity interest) of which is beneficially owned or held, directly or indirectly, by the Borrower. The term "control" (including the terms "controlled by"

1002B278/EXH10.3
and "under common control with") means the possession, directly or indirectly, of the power to direct or cause the direction of the management and policies of the Person in question.

         "Reportable Event" shall have the meaning assigned to that term in Title IV of ERISA, including, without limitation, a reportable event described in Section 4043 of ERISA or the regulations thereunder, a withdrawal from a Plan described in Section 4063 of ERISA, or a cessation of operations described in
Section 4062(e) of ERISA.

         "Restricted Investment" means any acquisition of Property by the Borrower in exchange for cash or other Property, whether in the form of an acquisition of stock, indebtedness or other obligation, or by loan, advance, capital contribution, or otherwise, except the following: (a) Property to be used in the business of the Borrower; (b) current assets arising from the sale or lease of goods or rendition of services in the ordinary course of business of the Borrower; (c) direct obligations of the United States of America, or any agency thereof, or obligations guaranteed by the United States of America, provided that such obligations mature within one year from the date of acquisition thereof; (d) certificates of deposit maturing within one year from the date of acquisition, bankers acceptances, Eurodollar bank deposits, or overnight bank deposits, in each case issued by, created by, or with a bank or trust company organized under the laws of the United States or any state thereof having capital and surplus aggregating at least $100,000,000; and (e) commercial paper given the highest rating by a national credit rating agency and maturing not more than 270 days from the date of creation thereof.

         "Reversions" means any funds which may become due to the Borrower in connection with the termination of any Plan or other employee benefit plan.

         "Security Interest" means collectively the Liens granted to the Lender in the Collateral pursuant to this Agreement, the other Loan Documents, or any other agreement.

         "Solvent" means, when used with respect to any Person, that: (a) the fair value of all its Property is in excess of the total amount of its debts (including contingent liabilities); (b) it is able to pay its debts as they mature; and (c) it does not have unreasonably small capital for the business in which it is engaged or for any business or transaction in which it is about to engage.

         "Subsidiary" means any present or future corporation of which the Borrower owns, directly or indirectly, more than 50% of the voting stock.


1002B278/EXH10.3

         "Termination Event" means: (a) a Reportable Event with respect to a Plan described in Section 4043 of ERISA and the regulations issued thereunder (other than a Reportable Event not subject to the provision for 30-day notice to the PBGC under such regulations); or (b) the withdrawal of the Borrower or any Related Company from a Plan during a plan year in which it was "substantial employer" as defined in Section 4001(a)(2) of ERISA; or (c) the filing of a notice of intent to terminate a Plan or the treatment of a Plan amendment as a termination under Section 4041 of ERISA; or (d) the institution of proceedings By the PBGC to terminate or have a trustee appointed to administer a Plan; (e) any other event or condition which might constitute grounds under Section 4042 of ERISA for the termination of, or the appointment of a trustee to administer, any Plan, or (f) the partial or complete withdrawal of the Borrower or any Related Company from a multiemployee Plan.

         "Total Facility" has the meaning specified in Section 2.1.

         "UCC" means the Uniform Commercial Code (or any successor statute) of the State of Wisconsin or of any other state the laws of which are required by
Section 9-103 thereof to be applied in connection with the issue of perfection of security interests.

         1.2 Accounting Terms. Any accounting term used in this Agreement shall have, unless otherwise specifically provided herein, the meaning customarily given in accordance with GAAP, and all financial computations hereunder shall be computed, unless otherwise specifically provided herein, in accordance with GAAP as consistently applied and using the same method for inventory valuation (which valuation shall be the lower of cost (on a first-in, first-out basis) or market) as used in the preparation of the Financial Statements.

         1.3 Other Terms. All other undefined terms contained in this Agreement shall, unless the context indicates otherwise, have the meanings provided for by the UCC to the extent the same are used or defined therein. Wherever appropriate in the context, terms used herein in the singular also include the plural, and vice versa, and each masculine, feminine, or neuter pronoun shall also include the other genders.

2        LOANS AND LETTERS OF CREDIT.

         2.1 Total Facility. Subject to the terms and conditions of this Agreement, the Lender shall make available up to a $7,000,000 total credit facility through July 31, 1995 and a $5,600,000 total credit facility thereafter (the "Total Facility") for the Borrower's use from time to time during the term of this Agreement. The Total Facility shall not include any letters of credit.


1002B278/EXH10.3

         2.2 Loans. (a) The Lender may, in its sole discretion, and upon the Borrower's request from time-to-time, make loans (individually a "Loan" and collectively the "Loans") to the Borrower, in an amount not to exceed the Total Facility. The Loans shall be evidenced by the Borrower's promissory note substantially in the form of Exhibit A attached hereto (the "Note").

                  (b) The Borrower may request Loans either orally or in writing. Each oral request for a Loan shall be conclusively presumed to be made by a Person authorized by the Borrower to do so and the crediting of a Loan to the Borrower's deposit account, or transmittal to such Person as the Borrower shall direct, shall conclusively establish the obligation of the Borrower to repay such Loans. The Lender will charge all Loans and other Obligations to the loan account of the Borrower maintained with the Lender or its assignee. All fees, commissions, costs, expenses, and other charges due from the Borrower pursuant to the Loan Documents, and all payments made and out-of-pocket expenses incurred by the Lender and authorized to be charged to the Borrower pursuant to the Loan Documents, will be charged as Loans to the Borrower's loan account as of the date due from the Borrower or the date paid or incurred by the Lender, as the case may be.

         2.3 Letters of Credit. LENDER IS NOT COMMITTED TO ISSUE LETTERS OF CREDIT FOR BORROWER, BUT AS LONG AS LENDER AGREES TO ISSUE LETTERS OF CREDIT FOR BORROWER, IN LENDER'S SOLE DISCRETION, THE MAXIMUM AMOUNT OF LETTERS OF CREDIT OUTSTANDING AT ANY ONE TIME SHALL NOT EXCEED $1,500,000.

         2.4  Guaranties.   All  liabilities  of  Borrower  hereunder  shall  be
guaranteed by the Parent and, individually, by Thomas W. Itin. The guaranties shall be in form and substance acceptable to the Lender and its counsel.

3        INTEREST AND OTHER CHARGES.

         3.1 Interest. (a) Interest shall be calculated on the unpaid principal balance of the Loans at the close of each day at a fluctuating per annum rate equal to one-fourth of one percent above the interest rate applicable under the Lender's loan agreement with its primary lender for the Ajay Loan (as defined in said agreement). As of the date of this Agreement and continuing until such time as the Lender shall notify the Borrower of a change in the rate in writing, the interest rate shall be 3.25% above the prime rate announced or published from time to time by First Interstate Bank of Oregon, N.A. All interest payable hereunder shall be calculated on the basis of a 365-day or 366-day year, as applicable, and actual days elapsed, payable in arrears to the Lender on the first day of each month, commencing June 1, 1994.


1002B278/EXH10.3

                  (b) If any Event of Default occurs, then, from the date such Event of Default occurs until it is cured, or until all Obligations are paid and performed in full, the Borrower will pay interest on the unpaid principal balances of the Loans at a per annum rate two percent greater than the rate of interest specified in subsection (a) above.

         3.2 Maximum Interest Rate. In no event shall the interest rate and other charges hereunder exceed the highest rate permissible under any law which a court of competent jurisdiction shall, in a final determination, deem applicable hereto. If a court determines that the Lender has received interest and other charges hereunder in excess of the highest rate applicable hereto, such excess shall be deemed received on account of, and shall automatically be applied to reduce, the obligations other than interest in the inverse order of maturity, and the provisions hereof shall be deemed amended to provide for the highest permissible rate. If there are no Obligations outstanding, the Lender shall refund to the Borrower such excess.

4        MATURITY DATE; PAYMENTS AND PREPAYMENTS.

         4.1 Loans. The Borrower shall repay the outstanding principal balance of the Loans, plus all accrued but unpaid interest thereon, not later than February 1, 1996. In addition, if at any time the unpaid principal balance of the Loans exceeds the Total Facility, the Borrower immediately shall pay to the Lender the full amount by which the unpaid principal balance of the Loans exceeds the Total Facility.

         4.2 Prepayment. The Borrower may prepay the Loans at any time and from time to time without premium or penalty.

         4.3 Place and Form of Payments; Extension of Time. All payments of principal, interest, and other sums due to the Lender shall be made at the Lender's address set forth in Section 13.11. Except for Proceeds received directly by the Lender, all such payments shall be made in immediately available funds. If any payment of principal, interest, or any other sum to be made hereunder becomes due and payable on a day other than a Business Day, the due date of such payment shall be extended to the next succeeding Business Day and interest thereon shall be payable at the applicable interest rate during such extension.

         4.4 Application and Reversal of Payments. The Lender shall determine in its sole discretion the order and manner in which Proceeds of Collateral and other payments that the Lender receives are applied to the Loans, interest thereon, and the other Obligations, and the Borrower hereby irrevocably waives the right to direct the application of any payment or Proceeds. The Lender shall have the continuing and exclusive right to apply and reverse

1002B278/EXH10.3
and reapply any and all such Proceeds and payments to any portion of the Obligations.

         4.5 Indemnity for Returned Payments. If after receipt of any payment of, or Proceeds applied to the payment of, all or any part of the Obligations of the Borrower, the Lender is for any reason required to surrender such payment or Proceeds to any Person, because such payment or Proceeds is invalidated, declared fraudulent, set aside, determined to be void or voidable as a preference, or a diversion of trust funds, or for any other reason, then: the Obligations or part thereof intended to be satisfied shall be revived and continue and this Agreement shall continue in full force as if such payment or Proceeds had not been received by the Lender and the Borrower shall be liable to pay to the Lender, and hereby does indemnify the Lender and hold the Lender harmless for the amount of such payment or Proceeds surrendered. The provisions of this Section 4.5 shall be and remain effective notwithstanding any contrary action which may have been taken by the Lender in reliance upon such payment or Proceeds, and any such contrary action so taken shall be without prejudice to the Lender's rights under this Agreement and shall be deemed to have been conditioned upon such payment or Proceeds having become final and irrevocable. The provisions of this Section 4.5 shall survive the termination of this Agreement.

5        LENDER'S BOOKS AND RECORDS; MONTHLY STATEMENTS.

         The Borrower agrees that the Lender's books and records showing the Obligations and the transactions pursuant to this Agreement and the other Loan Documents shall be admissible in any action or proceeding arising therefrom, and shall constitute prima facie proof thereof, irrespective of whether any Obligation is also evidenced by a promissory note or other instrument. The Lender will provide to the Borrower a monthly statement of Loans, payments, and other transactions pursuant to this Agreement. Such statement shall be deemed correct, accurate, and binding on the Borrower and as an account stated (except for reversals and reapplications of payments made as provided in Section 4.5 and corrections of errors discovered by the Lender), unless the Borrower notifies the Lender in writing to the contrary within 30 days after such statement is rendered. In the event a timely written notice of objections is given by the Borrower, only the items to which exception is expressly made will be considered to be disputed by the Borrower.

6        COLLATERAL.

         6.1 Grant of Security Interest. (a) As security for the Obligations, the Borrower hereby grants to the Lender a continuing security interest in, lien on, and assignment of: (i) all of the Borrower's Receivables, Inventory, Equipment, Proprietary Rights

1002B278/EXH10.3

(excluding trademark licensing agreements under which the Borrower is a licensee and which prohibit the granting by the Borrower of a security interest in its rights as licensee thereunder), General Intangibles and Proceeds, wherever located and whether now existing or hereafter arising or acquired (including without limitation all of the assets listed in Exhibit A attached to the UCC financing statement executed by the Borrower in favor of the Lender); (ii) all moneys, securities and other property and the Proceeds thereof, now or hereafter held or received by, or in transit to, the Lender from or for the Borrower, whether for safekeeping, pledge, custody, transmission, collection or otherwise, including, without limitation, all of the Borrower's deposit accounts, credits, and balances with the Lender and all claims of the Borrower against the Lender at any time existing; (iii) all of the Borrower's deposit accounts with any financial institutions with which the Borrower maintains deposits and (iv) all books, records and other Property relating to or referring to any of the foregoing, including, without limitation, all books, records, ledger cards, data processing records, computer software and other property and general intangibles of the Borrower at any time evidencing or relating to the Receivables, Inventory, Equipment, Proprietary Rights, General Intangibles, Proceeds, and other property referred to above (all of the foregoing, together with all other property in which the Lender may at any time be granted a Lien, being herein collectively referred to as the "Collateral"). The Lender shall have all of the rights of a secured party with respect to the Collateral under the UCC and other applicable laws.

                  (b) All Obligations of the Borrower shall constitute a single loan secured by all of the Collateral. The Lender may, in its sole discretion in accordance with the terms of this Agreement, (i) exchange, waive, or release any of the Collateral, (ii) following the occurrence of an Event of Default, apply Collateral and direct the order or manner of sale thereof as the Lender may determine, and (iii) following the occurrence of an Event of Default, settle, compromise, collect, or otherwise liquidate any Collateral in any manner, all without affecting the Obligations or the Lender's right to take any other action with respect to any other Collateral.

         6.2 Perfection and Protection of Security Interest. The Borrower shall, at its expense, perform all steps requested by the Lender at any time to perfect, maintain, protect, and enforce the Security Interest including, without limitation: (a) executing and filing financing or continuation statements, and amendments thereof, in form and substance satisfactory to the Lender; (b) delivering to the Lender the original certificates of title for motor vehicles with the Security Interest properly endorsed thereon; (c) delivering to the Lender the originals of all instruments, documents, and chattel paper, and all other Collateral of which the Lender determines it should have physical possession

1002B278/EXH10.3
in order to perfect and protect the Security Interest therein, duly endorsed or assigned to the Lender without restriction; (d) delivering to the Lender warehouse receipts covering any portion of the Collateral located in warehouses and for which warehouse receipts are issued; (e) following the occurrence of an Event of Default, transferring Inventory to warehouses designated by the Lender;
(f) placing notations on the Borrower's books of account to disclose the Security Interest; (g) delivering to the Lender all letters of credit on which the Borrower is named beneficiary; and (h) taking such other steps as are deemed necessary by the Lender to maintain the Security Interest. The Lender may file, without the Borrower's signature, one or more financing statements disclosing the Security Interest. The Borrower agrees that a carbon, photographic, photostatic, or other reproduction of this Agreement or of a financing statement is sufficient as a financing statement. If any Collateral is at any time in the possession or control of any warehouseman, bailee or any of the Borrower's agents or processors, then the Borrower shall notify the Lender thereof and shall notify such Person of the Security Interest in such Collateral and, upon the Lender's request, instruct such Person to hold all such Collateral for the Lender's account subject to the Lender's instructions. If at any time any Collateral is located on any premises that are not owned by the Borrower, then the Borrower shall obtain written waivers, in form and substance satisfactory to the Lender, of all present and future Liens to which the owner or lessor or any mortgagee of such premises may be entitled to assert against the Collateral. From time to time, the Borrower shall, upon the Lender's request, execute and deliver confirmatory written instruments pledging to the Lender the Collateral, but the Borrower's failure to do so shall not affect or limit the Security Interest. So long as this Agreement is in effect and until all Obligations have been fully satisfied, the Security Interest shall continue in full force and effect in all Collateral.

         6.3 Location of Collateral. The Borrower represents and warrants to the Lender that: (a) Exhibit 6.3 hereto is a correct and complete list of the Borrower's chief executive office, the location of its books and records, the locations of the Collateral, and the locations of all of its other places of business; and (b) Exhibit 6.3 correctly identifies any of such facilities and locations that are not owned by the Borrower and sets forth the names of the owners and lessors of, and, to the best of the Borrower's knowledge, the holders of any mortgages on such facilities and locations. The Borrower agrees that it will not maintain any Collateral at any location other than those listed on
Exhibit 6.3, and it will not otherwise change or add to any of such locations, unless it gives the Lender at least 30 days' prior written notice and executes such financing statements and other documents that the Lender requests in connection therewith.


1002B278/EXH10.3

         6.4 Title to, Liens on, and Sale and Use of Collateral. The Borrower represents and warrants to the Lender that: (a) all Collateral is and will continue to be owned by the Borrower free and clear of all Liens whatsoever, except for the Security Interest and other Permitted Liens; (b) the Security Interest will not be subject to any prior Lien except Permitted Liens, if any;
(c) the Borrower will use, store, and maintain the Collateral with all reasonable care and will use the Collateral for lawful purposes only; and (d) the Borrower will not, without the Lender's prior written approval, sell, or dispose of or permit the sale or disposition of any Collateral, except for sales of Inventory in the ordinary course of business and as permitted by Section
6.11. The inclusion of Proceeds in the Collateral shall not be deemed the Lender's consent to any sale or other disposition of the Collateral except as expressly permitted herein.

         6.5 Appraisals. The Borrower shall, at the request of the Lender, but no more often than once a year absent the occurrence and continuance of an Event of Default, provide the Lender, at the Borrower's expense, with appraisals or updates thereof of any or all of the Collateral from an appraiser satisfactory to the Lender.

         6.6 Access and Examination. The Lender may at all reasonable times have access to, examine, audit, make extracts from and inspect the Borrower's records, files, and books of account and the Collateral and to discuss the Borrower's affairs with the Borrower's officers and management. The Borrower will deliver to the Lender any instrument necessary for the Lender to obtain records from any service bureau maintaining records for the Borrower. The Lender may, at any time when an Event of Default exists and at the Borrower's expense, make copies of all of the Borrower's books and records, or require the Borrower to deliver such copies to the Lender. The Lender may, without expense to the Lender, use such of the Borrower's personnel, supplies, and premises as may be reasonably necessary for maintaining or enforcing the Security Interest. The Lender shall have the right, at any time, in the Lender's name or in the name of a nominee of the Lender, to verify the validity, amount or any other matter relating to the Accounts, by mail, telephone, or otherwise.

         6.7 Insurance. The Borrower shall insure the Collateral against loss or damage by fire with extended coverage, theft, burglary, pilferage, loss in transit, and such other hazards as the Lender shall specify, in amounts, under policies and by insurers acceptable to the Lender. The Borrower shall also maintain flood insurance, in the event of a designation of the area in which any Real Property of the Borrower is located as "flood prone" or a "flood risk area," as defined by the Flood Disaster Protection Act of 1973, in an amount to be reasonably determined by the Lender, and shall comply with the additional requirements of the National Flood Insurance Program as set forth therein. The Borrower shall

1002B278/EXH10.3
cause the Lender to be named in each such policy as secured party or mortgagee and loss payee or additional insured, in a manner acceptable to the Lender. Each policy of insurance shall contain a clause or endorsement requiring the insurer to give not less than 30 days' prior written notice to the Lender in the event of cancellation of the policy for any reason whatsoever and a clause or endorsement stating that the interest of the Lender shall not be impaired or invalidated by any act or neglect of the Borrower or the owner of any premises where Collateral is located nor by the use of such premises for purposes more hazardous than are permitted by such policy. All premiums for such insurance shall be paid by the Borrower when due, and certificates of insurance and, if requested, photocopies of the policies shall be delivered to the Lender. If the Borrower fails to procure such insurance or to pay the premiums therefor when due, the Lender may (but shall not be required to) do so and charge the costs thereof to the Borrower's loan account. The Borrower shall promptly notify the Lender of any loss, damage, or destruction to the Collateral owned by the Borrower or arising from its use, whether or not covered by insurance. The Lender is hereby authorized to collect all insurance proceeds directly. After deducting from such proceeds the expenses, if any, incurred by the Lender in the collection or handling thereof, the Lender may apply such proceeds to the reduction of the Borrower's Obligations (without premium or penalty), in such order as Lender determines, or at the Lender's option may permit or require the Borrower to use such money, or any part thereof, to replace, repair, restore or rebuild the Collateral in a diligent and expeditious manner with materials and workmanship of substantially the same quality as existed before the loss, damage or destruction; provided, that if the amount of any loss, damage or destruction is less than $50,000 the Lender shall permit the Borrower to so replace, restore, repair or rebuild the collateral so long as no Default or Event of Default shall have occurred and be continuing at the time of any requested release of funds.

         6.8 Collateral Reporting. The Borrower will provide the Lender with the following documents at the following times in form satisfactory to the Lender:
(a) a monthly schedule of Accounts created since the last such schedule, together with, if requested, copies of invoices therefor; (b) upon request, copies of customer statements and credit memos, customer debit memos, remittance advices and reports, and copies of deposit slips; (c) upon request, copies of shipping and delivery documents; (d) monthly agings of accounts receivable; (e) weekly inventory updates; (f) monthly perpetual inventory reports; (g) monthly agings of accounts payable; (h) upon request, copies of purchase orders, invoices, and delivery documents for Inventory and Equipment acquired by the Borrower; (i) such other reports as to the Collateral as the Lender shall request from time to time; and (i) certificates of an officer of the Borrower certifying as to the foregoing. If the Borrower's

1002B278/EXH10.3
records or reports of the Collateral are prepared by an accounting service or other agent, the Borrower hereby authorizes such service or agent to deliver such records, reports, and related documents to the Lender.

         6.9 Accounts. (a) The Borrower hereby represents and warrants to the Lender that: (i) each existing Account represents, and each future Account will represent, a bona fide sale or lease and delivery of goods by the Borrower, or rendition of services by the Borrower, in the ordinary course of the Borrower's business; (ii) each existing Account is, and each future Account will be, for a liquidated amount payable by the Account debtor therein on the terms set forth in the invoice therefor or in the schedule thereof delivered to the Lender, without any offset, deduction, defense, or counterclaim known to the Borrower and not disclosed to the Lender pursuant to this Agreement; (iii) no payment will be received with respect to any Account, and no credit, discount, or extension, or agreement therefor will be granted on any Account, except as reported to the Lender in accordance with this Agreement; (iv) each copy of an invoice delivered to the Lender by the Borrower will be a genuine copy of the original invoice sent to the Account debtor named therein; and (v) all goods described in each invoice will have been delivered to the Account debtor and all services of the Borrower described in each invoice will have been performed.

                  (b) The Borrower shall not re-date any invoice or sale or make sales on extended dating beyond that customary in the Borrower's business or extend or modify any Account. If the Borrower becomes aware of any matter which may materially affect the collectability of any Account, including information regarding the Account Debtor's creditworthiness, the Borrower will promptly so advise the Lender.

                  (c) The Borrower shall not accept any note or other instrument (except a check or other instrument for the immediate payment of money) with respect to any Account without the Lender's written consent. If the Lender consents to the acceptance of any such instrument, it shall be considered as evidence of the Account and not payment thereof and the Borrower will promptly deliver such instrument to the Lender appropriately endorsed, regardless of the form of presentment, demand, notice of dishonor, protest, and notice of protest with respect thereto, the Borrower will remain liable thereon until such instrument is paid in full.

                  (d) The Borrower shall notify the Lender promptly of all disputes and claims with Account debtors and settle or adjust them at no expense to the Lender, but no discount, credit or allowance shall be granted to any Account debtor without the Lender's consent, except for discounts, credits and allowances made or given in the ordinary course of the Borrower's business when no Event of Default exists hereunder. The Borrower shall send the Lender a

1002B278/EXH10.3
copy of each credit memoranda in excess of $25,000 (excluding credit memoranda regarding normal course advertising and volume allowances) as soon as issued. The Lender may, at all times when an Event of Default exists hereunder, settle or adjust disputes and claims directly with Account debtors for amounts and upon terms which the Lender considers advisable and, in all cases, the Lender will credit the Borrower's loan account with only the net amounts received by the Lender in payment of any Accounts.

                  (e) If an Account Debtor returns any Inventory to the Borrower when no Event of Default exists, then the Borrower shall promptly determine the reason for such return and shall issue a credit memorandum to the Account debtor in the appropriate amount. The Borrower shall immediately report to the Lender any return involving an amount in excess of $50,000. Each such report shall indicate the reasons for the returns and the locations and condition of the returned Inventory. In the event any Account debtor returns Inventory to the Borrower when an Event of Default exists, the Borrower shall: (i) hold the returned Inventory in trust for the Lender; (ii) segregate all returned Inventory from all of its other Property; (iii) dispose of the returned Inventory solely according to the Lender's written instructions; and (iv) not issue any credits or allowances with respect thereto without the Lender's prior written consent. All returned Inventory shall remain subject to the Security Interest.

         6.10 Collection of Accounts; Payments. (a) Prior to the date hereof, the Borrower has established a lock-box service for collections of Accounts at a bank mutually acceptable to the Lender and the Borrower and pursuant to documentation satisfactory to the Lender. The Borrower shall instruct all Account debtors to make all payments directly to the address established for such service. If, notwithstanding such instructions, the Borrower receives any Proceeds of Accounts, it shall receive such payments as the Lender's trustee; and shall immediately deliver such payments to the Lender in their original form duly endorsed in blank or deposit them into a Payment Account, as the Lender may direct. All collections received in any such lock box or Payment Account or directly by the Borrower or the Lender, and all funds in any Payment Account or other account to which such collections are deposited, shall be the sole property of the Lender, and subject to the Lender's sole control. The Lender may, at any time following the occurrence of an Event of Default, notify obligors that the Accounts have been assigned to the Lender, and of the Security Interest therein, and may collect them directly and charge the collection costs and expenses to the Borrower's loan account. The Borrower, at the Lender's request, shall execute and deliver to the Lender such documents as the Lender shall require to grant the Lender access to any post office box in which collections of Accounts are received.


1002B278/EXH10.3

                  (b) All payments received by the Lender on account of Accounts or as Proceeds of other Collateral will be the Lender's sole property, and will be credited to the Borrower's loan account two Business Days following the Lender's receipt of such payments in immediately available funds.

         6.11 Inventory. The Borrower represents and warrants to the Lender that all of the Inventory is and will be held for sale or lease, or to be furnished in connection with the rendition of services, in the ordinary course of the Borrower's business, and is and will be fit for such purposes. The Borrower will keep the Inventory in good and marketable condition, at its own expense. The Borrower will not, without prior written notice to the Lender, acquire or accept any Inventory on consignment or approval (excluding Inventory having an aggregate value not in excess of $25,000). The Borrower agrees that all Inventory will be produced in accordance with the Federal Fair Labor Standards Act of 1938, as amended, and all rules, regulations, and orders thereunder. The Borrower will maintain a perpetual inventory reporting system at all times. The Borrower will conduct a physical count of its Inventory at least once per Fiscal Year, and at such other times as the Lender requests, and shall promptly supply the Lender with a copy of such count accompanied by a report of the value of such Inventory (valued at the lower of cost, on a first-in, first-out basis, or market value). The Borrower will not, without the Lender's written consent, sell any Inventory on a bill-and-hold, guaranteed sale, sale and return, sale on approval, consignment, or other repurchase or return basis.

         6.12 Equipment. The Borrower represents and warrants to the Lender that all of the Equipment is and will be used or held for use in the Borrower's business. The Borrower shall keep and maintain its Equipment in good operating condition and repair (ordinary wear and tear excepted) and shall make all necessary replacements thereof. The Borrower shall promptly inform the Lender of any material additions to or deletions from its Equipment. The Borrower shall not permit any Equipment to become a fixture to real property or an accession to other personal property, unless the Lender has a valid, perfected, and first priority Security Interest in such real or personal property. The Borrower will not, without the Lender's prior written consent, alter or remove any identifying symbol or number on its Equipment. The Borrower shall not, without the Lender's prior written consent, sell, lease as a lessor, or otherwise dispose of any of its Equipment; provided, however, that the Borrower may dispose of obsolete, surplus or unusable Equipment having an orderly liquidation value no greater than $25,000 in the aggregate in any Fiscal Year, without the Lender's consent, subject to the conditions set forth below. In the event any of the Equipment of the Borrower is sold, transferred or otherwise disposed of with the Lender's prior written consent or as otherwise permitted hereby

1002B278/EXH10.3
and: (a) such sale, transfer or disposition is effected without replacement of such Equipment, or such Equipment is replaced by Equipment leased by the Borrower, or by Equipment purchased by the Borrower subject to a lien or other right constituting a Permitted Lien, then the Borrower shall deliver all of the cash proceeds of any such sale, transfer or disposition to the Lender, which proceeds shall be applied to the repayment of the Obligations of the Borrower in such order as the Lender determines and without premium or penalty; or (b) such sale, transfer or disposition is made in connection with the purchase by the Borrower of replacement Equipment (other than subject to a Permitted Lien), then the Borrower shall use the proceeds of such sale, transfer or disposition to finance the purchase by the Borrower of replacement Equipment and shall deliver to the Lender written evidence of the use of the proceeds for such purchase. All replacement Equipment purchased by the Borrower shall be free and clear of all liens, claims and encumbrances, except for the Security Interest and other Permitted Liens.

         6.13 Contracts. The Borrower shall fully perform all of its obligations under its contracts, and shall enforce all of its rights and remedies thereunder as it deems appropriate in its business judgment, provided however, that the Borrower shall not take any action or fail to take any action with respect to any of its contracts that would result in a waiver or other loss of any material right or remedy of the Borrower thereunder. Without limiting the generality of the foregoing, the Borrower shall take all action necessary or appropriate to permit, and shall not take any action which would have any adverse effect upon, the full enforcement of all indemnification rights under the contracts. The
Borrower shall notify the Lender in writing, promptly after it becomes aware thereof, of any event or fact which could give rise to a claim by it for indemnification under any of the contracts and shall diligently pursue such right and report to the Lender on all further developments with respect thereto. The Borrower shall remit directly to the Lender, for application to the Obligations in such order as the Lender determines and without premium or penalty, all amounts received by the Borrower as indemnification or otherwise pursuant to the contracts.

         6.14 Documents, Instruments, and Chattel Paper. The Borrower represents and warrants to the Lender that: (a) all documents, instruments, and chattel paper describing, evidencing, or constituting Collateral, and all signatures and endorsements thereon, are and will be complete, valid, and genuine and (b) all goods evidenced by such documents, instruments, and chattel paper are and will be owned by the Borrower free and clear of all Liens other than Permitted Liens.

         6.15 Right to Cure. The Lender may in its sole discretion pay any amount or do any act required of the Borrower hereunder in

1002B278/EXH10.3
order to preserve, protect, maintain or enforce the Obligations, the Collateral or the Security Interest, and which the Borrower fails to pay or do, including, without limitation, payment of any judgment against the Borrower, any insurance premium, any warehouse charge, processing charge, any landlord's claim, and any other Lien upon the Collateral. All payments that the Lender makes under this Section and all out-of-pocket costs and expenses that the Lender pays or incurs in connection with any action taken by it hereunder shall be charged to the Borrower's loan account. Any payment made or other action taken by the Lender under this Section shall be without prejudice to any right to assert an Event of Default hereunder and to proceed accordingly.

         6.16 Power of Attorney. The Borrower hereby appoints the Lender and the Lender's designees as the Borrower's attorney, with power: (a) to endorse the Borrower's name on any checks, notes, acceptances, money orders, or other forms of payment or security that come into the Lender's possession; (b) to sign the Borrower's name on any invoice, bill of lading, or other document of title relating to any Collateral, on drafts against customers, on assignments of Accounts, on notices of assignment, financing statements and other public records, on verifications of Accounts and on notices to Account debtors; (c) to notify the post office authorities, when an Event of Default exists, to change the address for delivery of the Borrower's mail to an address designated by the Lender and to receive, open and dispose of all mail addressed to the Borrower;
(d) to send requests for verification of Accounts to Account debtors; and (e) to do all things necessary to carry out this Agreement. The Borrower ratifies and approves all acts of such attorney. Neither the Lender nor the attorney will be liable for any acts or omissions or for any error of judgment or mistake of fact or law. This power, being coupled with an interest, is irrevocable until this Agreement has been terminated and the Obligations have been fully satisfied.

         6.17 The Lender's Rights, Duties, and Liabilities. The Borrower assumes all responsibility and liability arising from or relating to the use, sale, or other disposition of the Collateral. Neither the Lender nor any of its officers, directors, employees, and agents shall be liable or responsible in any way for the safekeeping of any of the Collateral, or for any act or failure to act with respect to the Collateral, or for any loss or damage thereto, or for any diminution in the value thereof, or for any act of default by any warehouseman or carrier, forwarding agency or other person whomsoever, all of which shall be at the Borrower's sole risk. The Obligations shall not be affected by any failure of the Lender to take any steps to perfect the Security Interest or to collect or realize upon the Collateral, nor shall loss of or damage to the Collateral release the Borrower from any of its Obligations. The Lender may (but shall not be required to), without notice to or consent from the Borrower, sue upon or otherwise collect, extend

1002B278/EXH10.3
the time for payment of, modify or amend the terms of, compromise or settle for cash or credit, grant other indulgences, extensions, renewals, compositions, or releases, and take or omit to take any other action with respect to the Collateral, any security therefor, any agreement relating thereto, any insurance applicable thereto, or any Person liable directly or indirectly in connection with any of the foregoing, without discharging or otherwise affecting the liability of the Borrower for its Obligations.

7        BOOKS AND RECORDS; FINANCIAL INFORMATION; NOTICES.

         7.1 Books and Records. The Borrower shall maintain, at all times, correct and complete books, records and accounts in which complete, correct and timely entries are made of its transactions in accordance with GAAP. The Borrower shall, by means of appropriate entries, reflect in such accounts and in all Financial Statements proper liabilities and reserves for all taxes and proper provision for depreciation and amortization of Property and bad debts, all in accordance with GAAP. The Borrower shall maintain at all times books and records pertaining to the Collateral in such detail, form, and scope as the Lender shall reasonably require, including without limitation records of: (a) all payments received and all credits and extensions granted with respect to the Accounts; (b) the return, repossession, stoppage in transit, loss, damage, or destruction of any Inventory; and (c) all other dealings affecting the Collateral.

         7.2 Financial Information. The Borrower shall promptly furnish to the Lender all such financial information as the Lender shall reasonably request, and notify its auditors and accountants that the Lender is authorized to obtain such information directly from them. Without limiting the foregoing, the Borrower will furnish or cause to be furnished to the Lender, in such detail as the Lender shall request, the following:

                  (a) (i) As soon as available, but in any event not later than 120 days after the close of each Fiscal Year, consolidated audited balance sheets, statements of income and expense, cash flows and stockholders equity for the Borrower and its Subsidiaries for such Fiscal Year, and the accompanying notes thereto, setting forth in each case in comparative form figures for the previous Fiscal Year, all in reasonable detail, fairly presenting the financial position and the results of operations of the Borrower and its Subsidiaries as at the date thereof and for the Fiscal Year then ended, and prepared in accordance with GAAP. Such statements shall be examined in accordance with generally accepted auditing standards by and accompanied by a report thereon unqualified as to scope of independent certified public accountants selected by the Borrower and reasonably satisfactory to the Lender. The Borrower, simultaneously with

1002B278/EXH10.3
         retaining such independent public accountants to conduct such annual audit, shall send a letter to such accountants, with a copy to the Lender, notifying such accountants that one of the primary purposes for retaining such accountants' services and having audited financial statements prepared by them is for use by the Lender.

                           (ii) As soon as available, but in any event not later than 120 days after the close of each Fiscal Year, consolidating balance sheets and statements of income for the Borrower and its Subsidiaries for such Fiscal Year, and the accompanying notes thereto, setting forth in each case in comparative form figures for the previous Fiscal Year, all in reasonable detail, fairly presenting the financial position and the results of operations of the Borrower and its Subsidiaries as at the date thereof and for the Fiscal Year then ended, and prepared in accordance with GAAP consistent with the audited Financial Statements required pursuant to Subsection 7.2(a)(i). Such Financial Statements provided under this Subsection 7.2(a)(ii) shall be certified to be correct by the chief financial officer of the Borrower.

                  (b) As soon as available, but in any event not later than 45 days after the close of each fiscal quarter other than the fourth quarter of a Fiscal Year, consolidated and consolidating unaudited balance sheets of the Borrower and its Subsidiaries as at the end of such quarter, and consolidated and consolidating unaudited statements of income and expense, cash flows and stockholders' equity for the Borrower and its Subsidiaries for such quarter and for the period from the beginning of the Fiscal Year to the end of such quarter, setting forth in each case in comparative form figures for the corresponding periods in the previous Fiscal Year, all in reasonable detail, fairly presenting the financial position and results of operation of the Borrower and its Subsidiaries as at the date thereof and for such periods prepared in accordance with GAAP consistent with the audited Financial Statements required pursuant to subsection 7.2(a)(i). Such financial statements provided under this Section 7.2(b) shall be certified to be correct by the chief financial officer of the Borrower, subject to normal year-end adjustments.

                  (c) As soon as available, but in any event not later than 30 days after the end of each month, consolidated and consolidating unaudited balance sheets of the Borrower and its Subsidiaries as at the end of such month, and consolidated and consolidating unaudited statements of income and expenses and cash flows for the Borrower and its Subsidiaries for such month and for the period from the beginning of the Fiscal Year to the end of such month, setting forth in each case in comparative form figures for the corresponding periods in the

1002B278/EXH10.3
         previous Fiscal Year, all in reasonable detail, fairly presenting the financial position and results of operation of the Borrower and its Subsidiaries as at the date thereof and for such periods, and prepared in accordance with GAAP consistent with the audited Financial Statements required pursuant to subsection 7.2(a)(i). Such statements provided under this Section 7.2(c) shall be certified to be correct by the chief financial officer of the Borrower, subject to normal year-end adjustments.

                  (d) With each of the audited Financial Statements delivered pursuant to subsection 7.2(a)(i), a certificate the independent certified public accountants that examined such statements to the effect that they have reviewed and are familiar with the Loan Documents and that, in examining such Financial Statements, they did not become aware of any fact or condition which then constituted a Default or Event of Default with respect to the Borrower's covenants contained in
         Section 9.17, except for those, if any, described in reasonable detail in such certificate.

                  (e) With each of the audited and unaudited Financial Statements delivered pursuant to Sections 7.2(a), 7.2(b) and 7.2(c), a certificate of the chief financial officer of the Borrower (i) setting forth in reasonable detail the calculations required to establish that the Borrower was in compliance with the covenants set forth in Sections
         9.12 and 9.17 during the period covered in such  Financial  Statements;
         (ii) stating that, except as explained in reasonable detail in such certificate, (A) all of the representations, warranties and covenants of the Borrower contained in this Agreement and the other Loan Documents are correct as at the date of such certificate and (B) no Event of Default then exists or existed during the period covered by such Financial Statements, and (iii) describing and analyzing in reasonable detail all material trends, changes and developments in each and all Financial Statements. If such certificate discloses that a representation or warranty is not correct, or that a covenant has not been complied with, or that an Event of Default existed or exists, such certificate shall set forth what action the Borrower has taken or proposes to take with respect thereto.

                  (f) No sooner  than 90 days and no less than 30 days  prior to the  beginning  of each Fiscal  Year,  consolidated  and  consolidating projected balance sheets, statements of income and expense, and statements of cash flow for the Borrower and its Subsidiaries as at the end of and for each month of such Fiscal Year (the "Latest Projections").


1002B278/EXH10.3

                  (g) Promptly after filing with the PBGC and the IRS a copy of each annual report or other filing filed with respect to each Plan of the Borrower or any Related Company.

                  (h) Promptly upon their becoming available, copies of all proxy statements, annual reports, reports on Forms 10-K, 10-Q and 8-K, financial statements, and other reports which the Parent or Borrower sends to its stockholders or files with the Securities and Exchange Commission.

                  (i) Such additional information as the Lender may from time to time reasonably request regarding the financial and business affairs of the Borrower.

         7.3 Notices to the Lender. The Borrower shall notify the Lender in writing of the following matters at the following times:

                  (a) Promptly and in any event within two Business Days after becoming aware of the existence of any Event of Default.

                  (b) Within two Business Days of becoming aware that the holder of any capital stock of the Borrower or of any Debt has given notice or taken any action with respect to a claimed default.

                  (c)  Within two  Business  Days  after  becoming  aware of any
         material   adverse  change  in  the  Borrower's   Property,   business,
         operations, or condition (financial or otherwise).

                  (d) Within two Business Days after becoming aware of any pending or threatened action, proceeding, or counterclaim by any
         Person, or any pending or threatened investigation by a Public Authority, which may materially and adversely affect the Collateral, the repayment of the Obligations, the Lender's rights under the Loan Documents, or the Borrower's Property, business, operations, or condition (financial or otherwise).

                  (e) Within two Business Days after becoming aware of any pending or threatened strike, work stoppage, material unfair labor practice claim, or other material labor dispute affecting the Borrower or any of its Subsidiaries.

                  (f) Within two Business Days after becoming aware of any violation of any law, statute, regulation, or ordinance of a Public Authority applicable to the Borrower, which may materially and adversely affect the Collateral, the repayment of the Obligations, the Lender's rights under the Loan Documents, or the Borrower's Property, business, operations, or condition (financial or otherwise).


1002B278/EXH10.3

                  (g) Within two Business Days after becoming aware of any violation by the Borrower of Environmental Laws or that its compliance is being investigated.

                  (h) Promptly and in any event within two Business Days after becoming aware of any Termination Event with respect to a Plan, or any other Reportable Event with respect to a Plan, accompanied by any materials required to be filed with the PBGC with respect thereto; immediately after the Borrower's receipt of any notice concerning the imposition of any withdrawal liability under Section 4042 of ERISA with respect to a Plan; immediately upon the establishment of any Plan not existing at the Initial Closing Date or the commencement of contributions by the Borrower to any Plan to which the Borrower was not contributing at the Initial Closing Date; and immediately upon becoming aware of any other event or condition regarding a Plan or the Borrower's or a Related Company's compliance with ERISA which may materially and adversely affect the Borrower's Property, business, operation, or condition (financial or otherwise).

                  (i)      Thirty days prior to the Borrower changing its name.

Each notice given under this Section shall describe the subject matter thereof in reasonable detail and shall set forth the action that the Borrower has taken or proposes to take with respect thereto.

8        GENERAL WARRANTIES AND REPRESENTATIONS.

         The Borrower continuously warrants and represents to the Lender, at all times during the term of this Agreement and until all Obligations have been satisfied, that, except as hereafter disclosed to and accepted by the Lender in writing:

         8.1 Authorization, Validity, and Enforceability of This Agreement and the Loan Documents. The Borrower has the corporate power and authority to execute, deliver and perform this Agreement and the other Loan Documents, to incur the Obligations, and to grant the Security Interest. The Borrower has taken all necessary corporate action (including, without limitation, obtaining approval of its stockholders) to authorize its execution, delivery, and performance of this Agreement and the other Loan Documents. No consent, approval, or authorization of, or filing with, any Public Authority, and no consent of any other Person, is required in connection with the Borrower's execution, delivery, and performance of this Agreement and the other Loan
Documents, except for those already duly obtained or made. This Agreement and the other Loan Documents have been duly executed and delivered by the Borrower and constitute the legal, valid and binding obligation of the Borrower, enforceable against it in accordance with its terms (except as such

1002B278/EXH10.3
enforcement may be limited by general principles of equity, and bankruptcy, reorganization, insolvency, moratorium and similar laws affecting creditor's rights generally) and without defense, setoff, or counterclaim of which the Borrower has knowledge. The Borrower's execution, delivery, and performance of this Agreement and the other Loan Documents does not and will not conflict with, or constitute a violation or breach of, or constitute a default under, or result in the creation or imposition of any Lien upon the Property of the Borrower (except as contemplated by this Agreement and the other Loan Documents) by reason of the terms of (a) any mortgage, lease, agreement, or instrument to which the Borrower is a party or which is binding upon it, (b) any judgment, law, statute, rule or governmental regulation applicable to the Borrower or (c) the Certificate of Incorporation or By-Laws of the Borrower.

         8.2 Validity and Priority of Security Interest. The provisions of this Agreement and the other Loan Documents create legal and valid Liens on all the Collateral in favor of the Lender, and such Liens constitute perfected and continuing Liens on all the Collateral, having priority over all other Liens on the Collateral except for Permitted Liens, securing all the Obligations, and enforceable against the Borrower and all third parties.

         8.3 Organization and Qualification. The Borrower: (a) is duly incorporated and organized and validly existing in good standing under the laws of the jurisdiction of its incorporation; (b) is qualified to do business as a foreign corporation and is in good standing in each jurisdiction in which qualification is necessary in order for it to own or lease its Property and conduct its business; and (c) has all requisite power and authority to conduct its business and to own its Property.

         8.4 Subsidiaries and Related Persons. Exhibit 8.4 is a correct and complete list of the name and relationship to the Borrower of each and all of its Subsidiaries and other Related Persons. The Borrower is a wholly-owned Subsidiary of the Parent.

         8.5 Financial Statements and Projections. (a) The Borrower has delivered to the Lender its most recent historical financial statements. All such financial statements have been prepared in accordance with GAAP and present accurately and fairly the Borrower's financial position as at the dates thereof and its results of operations for the periods then ended.

         (b) The Latest Projections represent the Borrower's best estimate of its future financial performance for the periods set forth therein. The Latest Projections have been prepared on the basis of the assumptions set forth therein, which the Borrower believes are fair and reasonable in light of current and reasonably foreseeable business conditions.


1002B278/EXH10.3

         8.6 Capitalization. As of the date of this Agreement, the Parent's authorized capital stock consists of 50,000,000 shares of common stock, $.01 par value per share ("Common Stock"), and 10,000,000 shares of preferred stock, $.01 par value per share ("Preferred Stock"). The Parent has issued and outstanding 22,545,537 shares of Common Stock. In addition, it has designated 100,000 shares as Series A 8% Cumulative Convertible Preferred Stock, of which no shares are issued or outstanding; 100,000 shares as Series B 8% Cumulative Convertible Preferred Stock, of which 12,500 shares are issued and outstanding; and 700,000 shares as Series C 10% Cumulative Convertible Preferred Stock (the "Series C Stock"), of which no shares are issued and outstanding. The Parent anticipates issuing the Series C Stock in connection with its pending public securities offering. At its upcoming annual meeting of stockholders to be held in May 1995, the Parent plans to submit to a vote of the stockholders an increase in the amount of common stock the Parent is authorized to issue from 50,000,000 to 100,000,000 shares. Based on the stock ownership by management of the Parent, the Parent anticipates that this proposal will be approved by the stockholders.

         The  Borrower's  authorized  capital stock  consists of 1,000 shares of
common  stock,   all  of  which  shares  are  validly  issued,   fully-paid  and
non-assessable, and are owned beneficially and of record by the Parent.

         8.7 Title to Property. Except for Permitted Liens, and except for Property which the Borrower leases, the Borrower has good and marketable title in fee simple to the real property as owned by it and good, indefeasible, and merchantable title to all of its other Property free of all Liens except Permitted Liens.

         8.8 Trade Names and Terms of Sale. All trade names or styles under which the Borrower will sell Inventory or create Accounts, or to which instruments in payment of Accounts may be made payable, are listed on Exhibit
8.8 hereto.

         8.9 Litigation. Except as set forth on Exhibit 8.9, and except for suits, proceedings or counterclaims against the Borrower seeking relief of $50,000 or less, there is no pending or, to the best of the Borrower's knowledge, threatened, suit, proceeding, or counterclaim by any Person, or investigation by any Public Authority, or, to the best of the Borrower's knowledge, any basis for any of the foregoing. There is no pending, or to the best of the Borrower's knowledge, threatened suit, proceeding or counterclaim by any Person, or investigation by any Public Authority which may materially and adversely affect the Collateral, the repayment of the Obligations, the Lender's rights under the Loan Documents, or the Borrower's Property, business, operations, or condition (financial or otherwise).


1002B278/EXH10.3

         8.10 Restrictive Agreements. The Borrower is not a party to any agreement, nor is the Borrower subject to any corporate restriction, which affects its ability to execute, deliver, and perform the Loan Documents and repay the Obligations or which materially and adversely affects the Borrower's Property, business, operations, or condition (financial or otherwise).

         8.11 Environmental Laws. The Borrower has not generated, handled, used, stored, or disposed of any hazardous or toxic waste or substance, as defined pursuant to Environmental Laws, on or off its premises (whether or not owned by it) in violation of any Environmental Laws. The Borrower has complied in all respects with all Environmental Laws applicable to transfer, construction on, and operation of its Property and business. The Borrower has no material contingent liability with respect to non-compliance with Environmental Laws or the generation, handling, use, storage, or disposal of hazardous or toxic wastes or substances. The Borrower has not received any summons, complaint, order or similar notice that it is not in compliance with, or that any Public Authority is investigating its compliance with, Environmental Laws.

         8.12 No Violation of Law. The Borrower is not in violation of any law, statute, regulation, ordinance, judgment, order, or decree applicable to it which violation would in any respect materially and adversely affect the Collateral, the repayment of the Obligations, the Lender's rights under the Loan Documents, or the Borrower's Property, business, operations, or condition (financial or otherwise).

         8.13 No Default. The Borrower is not in default with respect to any note, loan agreement, mortgage, lease or other agreement to which the Borrower is a party or bound, which default would materially and adversely affect the Collateral, the repayment of the Obligations, the Lender's rights under the Loan Documents, or the Borrower's property, business, operations, or condition (financial or otherwise).

         8.14 ERISA. The Borrower and each Related Company is in compliance with ERISA and has not incurred any material accumulated funding deficiency within the meaning of ERISA and has not incurred any material liability to the PBGC in connection with any employee benefit plan established or maintained by it.

         8.15 Taxes. The Borrower has filed or obtained extensions for the filing of all tax returns and other reports which it was required by law to file on or prior to the date of this Agreement and has paid all taxes, assessments, fees, and other governmental charges, and penalties and interest, if any, against it or its Property, income, or franchise, that are due and payable.


1002B278/EXH10.3

         8.16 Broker's Fees. The Borrower has not made any commitment or taken any action which will result in a claim for any finders' or similar fees or commitments in respect to the transaction described in this Agreement. The Borrower agrees to defend the Lender and save it harmless from all claims of any Person claiming through the Borrower or as a result of the Borrower's actions for any such fees and this indemnity shall include reasonable attorneys' fees and legal expenses.

         8.17 No Material Adverse Change. No material adverse change has occurred in the Borrower's Property, business, operations, or conditions (financial or otherwise) since the date of the Financial Statements delivered to the Lender.

         8.18 Disclosure. Neither this Agreement nor any document or statement furnished to the Lender by or on behalf of the Borrower hereunder contains any untrue statement of a material fact or omits to state any material fact necessary in order to make the statements contained herein or therein not misleading.

         AFFIRMATIVE AND NEGATIVE COVENANTS. The Borrower covenants to the Lender that, so long as any of the Obligations remain outstanding or this Agreement is in effect:

         9.1 Use of Proceeds. Initially, the Loans made hereunder were made to repay indebtedness of Borrower to its previous lender. During the term of this Agreement, Borrower shall use the proceeds of the Loans made hereunder only for its direct benefit for working capital and for its general corporate purposes.

         9.2 Taxes and Other Obligations. The Borrower shall: (a) file when due all tax returns and other reports which it is required to file, pay when due all taxes, fees, assessments and other governmental charges against it or upon its Property, income, and franchises, make all required withholding and other tax deposits, and establish adequate reserves for the payment of all such items, and shall provide to the Lender, upon request, satisfactory evidence of its timely compliance with the foregoing; and (b) pay when due all Debt owed by it and perform and discharge in a timely manner all other obligations undertaken by it; provided, however that the Borrower need not pay any tax, fee, assessment, governmental charge, or Debt, or perform or discharge any other obligation, that it is contesting in good faith by appropriate proceedings diligently pursued.

         9.3 Corporate Existence and Good Standing. The Borrower shall maintain its corporate existence and its qualification and good standing in all states necessary to conduct its business and own its Property, and shall obtain and maintain all licenses, permits, franchises and governmental authorizations necessary to conduct its business and own its Property.

1002B278/EXH10.3

         9.4 Maintenance of Property and Insurance. The Borrower shall: (a) maintain all of its Property necessary and useful in its business in good operating condition and repair, ordinary wear and tear excepted; and (b) in addition to the insurance required by Section 6.7, maintain with financially sound and reputable insurers such other insurance with respect to its Property and business against casualties and contingencies of such types (including, without limitation, business interruption, environmental liability, public liability, product liability, and larceny, embezzlement or other criminal misappropriation) and in such amounts as is customary for Persons of established reputation engaged in the same or a similar business and similarly situated, naming the Lender, as additional insured under each such policy.

         9.5 Environmental Laws. The Borrower shall conduct its business in full compliance with all Environmental Laws applicable to it, including, without limitation, those relating to the Borrower's generation, handling, use, storage, and disposal of hazardous and toxic wastes and substances. The Borrower shall take prompt and appropriate action to respond to any noncompliance with Environmental Laws and shall regularly report to the Lender on such response. Without limiting the generality of the foregoing, whenever there is potential noncompliance with any Environmental Law, the Borrower shall, at the Lender's request and the Borrower's expense: (a) cause an independent environmental engineer acceptable to the Lender to conduct such tests of the site where the Borrower's noncompliance or alleged noncompliance with Environmental Laws has occurred and prepare and deliver to the Lender a report setting forth the results of such tests, a proposed plan for responding to any environmental problems described therein, and an estimate of the costs thereof; and (b) provide to the Lender a supplemental report of such engineer whenever the scope of the environmental problems, or the Borrower's response thereto or the estimated costs thereof, shall change.

         9.6 Mergers, Consolidations, Acquisitions, or Sales. The Borrower shall not form or acquire any Subsidiary or enter into any transaction of merger, reorganization, or consolidation, or transfer, sell, assign, lease, or otherwise dispose of all or any part of its Property, or wind up, liquidate or dissolve, or agree to do any of the foregoing, except sales of Inventory in the ordinary course of its business. During the term of this Agreement, all of the outstanding capital stock of the Borrower shall continue to be owned by the Parent.

         9.7 Distributions. The Borrower shall not directly or indirectly declare or make, or incur any liability to make, any Distribution, except that
(a) the Borrower may declare and make dividends to Parent solely to the extent required to satisfy obligations under the Code and state income and franchise tax obligations for the combined operations of the Borrower and Parent;

1002B278/EXH10.3
and (b) the Borrower may declare and make dividends to the Parent to cover legal, accounting and other operating expenses in an aggregate amount not in excess of $100,000 in any Fiscal Year; provided, however, that at the time any such dividend is made and after giving effect thereto, there shall not exist any Default or Event of Default.

         9.8 Transactions Affecting Collateral or Obligations. The Borrower shall not enter into any transaction which materially and adversely affects the Collateral or the Borrower's ability to repay the Obligations.

         9.9 Guaranties. The Borrower shall not make, issue, or become liable on any Guaranty, except Guaranties in favor of the Lender and endorsements of instruments for deposit.

         9.10 Debt. The Borrower shall not incur or maintain any Debt, other than: (a) the Obligations; (b) trade payables and other contractual obligations to suppliers and customers incurred in the ordinary course of business; (c) Debt incurred to finance the purchase of Equipment so long as the principal amount of Debt incurred for the purchase of Equipment does not exceed the purchase price of such Equipment (net of transportation, installation and other incidental costs); (d) Debt existing on the Initial Closing Date and reflected in the Financial Statements; (e) Permitted Rentals; and (f) Debt owed to the Parent.

         9.11 Payment of Debt to Related Persons. The Borrower shall not make any payment with respect to Debt owed to any Related Person without the prior written consent of the Lender.

         9.12 Transactions with Related-Persons. Except as set forth below, the Borrower shall not: sell, transfer, distribute, or pay any money or Property to any Related Person, or lend or advance money or Property to any Related Person, or invest in (by capital contribution or otherwise) or purchase or repurchase any stock or indebtedness, or any Property, of any Related Person, or become liable on any Guaranty of the indebtedness/dividends, or other obligations of any Related Person. Notwithstanding the foregoing, (a) the Borrower may pay compensation permitted by Section 9.13 to employees who are Related Persons; and
(b) if no Event of Default has occurred and is continuing, the Borrower may engage in transactions with Related Persons in the normal course of business, in amounts and upon terms fully disclosed to the Lender, and which are no less favorable to the Borrower than would be obtainable in a comparable arm's length transaction with a third party who is not a Related Person.

         9.13 Compensation. The Borrower shall not pay total compensation, including salaries, fees or bonuses (excluding qualified stock options), directly or indirectly, in money or

1002B278/EXH10.3
otherwise, during each Fiscal Year to all of the Borrower's senior executives, officers or directors (or any relative thereof) in any amount in excess of $300,000.

         9.14 Business Conducted. The Borrower shall not engage, directly or indirectly, in any line of business that is materially different from the businesses in which the Borrower was engaged on the Initial Closing Date.

         9.15 Liens. The Borrower shall not create, incur, assume, or permit to exist any Lien on any Property now owned or hereafter acquired by it, except Permitted Liens.

         9.16 Restricted Investments. The Borrower shall not make any Restricted Investments.

         9.17 Operating Lease Obligations. The Borrower shall not enter into any lease of real or personal property as lessee or sublessee (other than Capital Leases), if, after giving effect thereto, the aggregate amount of Rentals (as hereinafter defined) payable by the Borrower in any Fiscal Year in respect of such lease and all other such leases would exceed $1,100,000 (such amount being referred to herein as "Permitted Rentals"). The term "Rentals" means all payments due from the lessee or sublessee under a lease, including, without limitation, basic rent, percentage rent, property taxes, utility or maintenance costs, and insurance premiums and including any intercompany lease payments.

         9.18 Adjusted Tangible Net Worth. The Borrower will not permit its Adjusted Tangible Net Worth to be less than zero at any time.

         9.19 Further Assurances. The Borrower shall execute and deliver, or cause to be executed and delivered, to the Lender such documents and agreements, and shall take or cause to be taken such actions, as the Lender may, from time to time, request to carry out the terms and conditions of this Agreement and the other Loan Documents.

10       CLOSING;  CONDITIONS  TO CLOSING.  The Lender will not be  obligated to make any further Loans, unless the following conditions precedent have been satisfied as determined by the Lender:

         10.1 Representations and Warranties; Covenants; Defaults. The Borrower's representations and warranties contained in this Agreement and the other Loan Documents shall be correct and complete as of the date of this Agreement; the Borrower shall have performed and complied with all covenants, agreements, and conditions contained herein and in the other Loan Documents which are required to have been performed or complied with on or before

1002B278/EXH10.3
the Closing Date; and there shall exist no Default or Event of Default on the date of this Agreement.

         10.2 Delivery of Documents. The Borrower shall have delivered, or cause to be delivered, to the Lender the documents listed on Exhibit 10.2 hereto and such other documents, instruments and agreements as the Lender shall request in connection herewith, duly executed by all parties thereto other than the Lender, and in form and substance satisfactory to the Lender and its counsel.

         10.3 Termination of Liens. The Lender shall have received such duly executed UCC-3 Termination Statements and other instruments, if any, in form and substance satisfactory to the Lender, as shall be necessary to terminate and satisfy all Liens on the Property of the Borrower, if any, except Permitted Liens.

         10.4 Guaranties. The Lender shall have received the guaranties required under Section 2.4.

         10.5 Required Approvals. The Lender shall have received copies of all consents or approvals of any Public Authority or other Person which the Lender determines is required in connection with the transactions contemplated by this Agreement or any of the other Loan Documents.

         10.6 No Material Adverse Change. There shall have occurred no material adverse change in any Borrower's business or financial condition or in the Collateral since December 31, 1994, and the Lender shall have received a certificate of the Company's chief executive and chief financial officers to such effect.

         10.7 Proceedings. All proceedings to be taken in connection with the transactions contemplated by this Agreement, and all documents, contemplated in connection herewith, shall be satisfactory in form and substance to the Lender and its counsel.

11       DEFAULT; REMEDIES.

         11.1 Events of Default. The occurrence of any of the following events ("Events of Default") shall terminate any obligation of the Lender to continue the Loans or this Agreement and, at the option of the Lender, shall make all sums of interest and principal remaining on the Loans immediately due and payable, without notice of default, presentment or demand for payment, protest or notice of nonpayment or dishonor, or other notices or demands of any kind or character, except as hereinafter specified:

                  (a) any failure to make payment of principal, interest, fees or premium on any of the Obligations when due;


1002B278/EXH10.3

                  (b) any representation or warranty made by the Borrower in this Agreement, any of the other Loan Documents, any Financial Statement, or any certificate furnished by the Borrower at any time to the Lender shall prove to be untrue in any material respect as of the date when made or furnished;

                  (c) default shall occur in the observance or performance of any of the covenants and agreements contained in Article 9 hereof;

                  (d) default shall occur in the observance or performance of any of the covenants and agreements contained in this Agreement, the other Loan Documents, or any other agreement entered into at any time to which the Borrower and the Lender are parties and such default shall continue for a period of 10 days or more following written notice (other than occurrences referred to or embodied in other provisions of this Section 11.1 which shall constitute immediate Events of Default unless a grace period is otherwise specified in the description thereof), or if any such agreement or document shall terminate (other than in accordance with its terms or the terms hereof or with the written consent of the Lender) or become void or unenforceable without the written consent of the Lender;

                  (e) any default by the Borrower under any material agreement or instrument (other than an agreement or instrument evidencing the lending of money) and such default continues for 30 days after the Borrower knew or should have known of such breach; provided, however, that such grace period shall not apply, and an Event of Default shall exist promptly upon such breach, if such breach may not, in the Lender's reasonable determination, be cured by the Borrower during such 30 day grace period;

                  (f) any default by the Borrower in any payment of principal of or interest on any indebtedness (other than the Obligations, liabilities and obligations to trade creditors and other than other indebtedness of the Borrower in an amount not exceeding $50,000) for borrowed money beyond any period of grace provided with respect thereto or in the performance of any other agreement, term or condition contained in any agreement under which any such obligation is created if the effect of such default is to cause, or permit the holder or holders of such obligation to cause, such obligation to become due prior to its stated maturity;

                  (g) the Borrower shall make a general assignment for the benefit of creditors; or any proceeding shall be instituted by the Borrower seeking to adjudicate it a bankrupt or insolvent, or seeking liquidation, winding up, reorganization, arrangement, adjustment, protection, relief, or composition of

1002B278/EXH10.3
         it or its debts under law relating to bankruptcy, insolvency or reorganization or relief of debtors, or seeking entry of an order for relief or the appointment of a receiver, trustee, or other similar official for it or for any substantial part of its property or the Borrower shall take any corporate action to authorize any of the actions set forth above in this Subsection 11.1(g);

                  (h) an involuntary petition shall be filed or an action or proceeding otherwise commenced against the Borrower seeking reorganization, arrangement or readjustment of the Borrower's debts or for any other relief under the Federal Bankruptcy Code, as amended, or under any other bankruptcy or insolvency act or law, state or federal, now or hereafter existing and which are not dismissed or vacated within 60 days; provided, however, that Lender shall be under no obligation to continue making Loans during such 60 day period;

                  (i) a receiver, assignee, liquidator, trustee or similar officer for the Borrower or for all or any part of its Property shall be appointed involuntarily; unless such appointment is set aside, withdrawn or ceases to be in effect within 30 days from the date of appointment; provided, however, that Lender shall be under no obligation to continue making Loans during such 30-day period;

                  (j) the Borrower shall file a certificate of dissolution under applicable state law or shall be liquidated, dissolved or wound-up or shall commence or have commenced against it any action or proceeding for dissolution, winding-up or liquidation, or shall take any corporate action in furtherance thereof;

                  (k) any default shall occur under the Parent Guaranty or the Itin Guaranty, or the Parent Guaranty or the Itin Guaranty shall be terminated, revoked or declared void or invalid;

                  (l) one or more final judgments for the payment of money aggregating in excess of $50,000 (not covered by insurance) shall be rendered against the Borrower and the Borrower shall fail to discharge the same within 30 days from the date of notice of entry thereof or to appeal therefrom;

                  (m) there occurs any material adverse change in the Borrower's Property, business, operations, or condition (financial or otherwise); or

                  (n) the Borrower shall generally not pay its debts as such debts become due or shall admit its inability to pay its debts generally.


1002B278/EXH10.3

         11.2 Remedies. (a) If an Event of Default exists, in addition to all other rights: (i) the Lender shall have the rights and remedies of a secured party under the UCC; (ii) the Lender may, at any time, take possession of the Collateral and keep it on the Borrower's premises, at no cost to the Lender, or remove any part of it to such other place or places as the Lender may desire, or the Borrower shall, upon the Lender's demand, at the Borrower's cost, assemble the Collateral and make it available to the Lender at a place reasonably convenient to the Lender; and (iii) the Lender may sell and deliver any Collateral at public or private sales, for cash, upon credit or otherwise, at such prices and upon such terms as the Lender deems advisable, in its sole discretion, and may, if the Lender deems it reasonable, postpone or adjourn any sale of the Collateral by an announcement at the time and place of sale or of such postponed or adjourned sale without giving a new notice of sale. Without in any way requiring notice to be given in the following manner, the Borrower agrees that any notice by the Lender of sale, disposition or other intended action hereunder or in connection herewith, whether required by the UCC or otherwise, shall constitute reasonable notice to the Borrower if such notice is mailed by registered or certified mail, return receipt requested, postage prepaid, or is delivered personally against receipt, at least five days prior to such action to the Lender's address specified in or pursuant to Section 13.11. If any Collateral is sold on terms other than payment in full at the time of sale, no credit shall be given against the Obligations until the Lender receives payment, and if the buyer defaults in payment, the Lender may resell the Collateral without further notice to the Borrower. If the Lender seeks to take possession of all or any portion of the Collateral by judicial process, the Borrower irrevocably waives: (a) the posting of any bond, surety or security with respect thereto which might otherwise be required; (b) any demand for possession prior to the commencement of any suit or action to recover the Collateral; and (c) any requirement that the Lender retain possession and not dispose of any Collateral until after trial or final judgment. The Borrower agrees that the Lender shall have no obligation to preserve rights to the Collateral or marshall any Collateral for the benefit of any Person. The Lender is hereby granted a license or other right to use, without charge, the Borrower's labels, patents, copyrights, name, trade secrets, trade names, trademarks, and advertising matter, or any similar property, in completing production of, advertising or selling any Collateral, and the Borrower's rights under all licenses and all franchise agreements shall inure to the Lender's benefit. The proceeds of sale shall be applied first to all expenses for sale, including attorneys' fees, and second, in whatever order the Lender elects, to all Obligations. The Lender will return any excess to the Borrower and the Borrower shall remain liable for any deficiency.


1002B278/EXH10.3

                  (b) If an Event of Default occurs, the Borrower hereby waives all rights to notice and hearing prior to the exercise by the Lender of its rights to repossess the Collateral without judicial process or to replevy, attach or levy upon the Collateral without notice or hearing.

12 TERM AND TERMINATION. The term of this Agreement shall be from the Initial Closing Date until February 1, 1996; provided, that, this Agreement may be renewed thereafter by written agreement of the parties. Upon an Event of Default, the Lender may terminate this Agreement without notice as provided in
Section 11.1. Upon the effective date of termination of this Agreement for any reason whatsoever, all Obligations shall become immediately due and payable. Notwithstanding the termination of this Agreement, until all Obligations are paid and performed in full, the Lender shall retain all of its rights and remedies hereunder (including, without limitation, in all then existing and after-arising Collateral).

13       MISCELLANEOUS.

         13.1 Cumulative Remedies; No Prior Recourse to Collateral. The rights and remedies of the Lender specified herein are in addition to any other rights or remedies that it may have under the UCC or other applicable law. The Lender shall have the right, in its sole discretion, to determine which rights and remedies are to be exercised and in which order. The exercise of one right or remedy shall not preclude the exercise of any others, all of which shall be cumulative. The Lender may, without limitation, proceed directly against the Borrower to collect the Borrower's Obligations without any prior recourse to the Collateral.

         13.2 No Implied Waivers. No act, failure or delay by the Lender shall constitute a waiver of any of their rights and remedies. No single or partial waiver by the Lender of any provision of this Agreement, or any other Loan Document, or of breach or default hereunder or thereunder, or of any right or remedy which the Lender may have, shall operate as a waiver of any other provision, breach, default, right or remedy or of the same provision, breach, default, right or remedy on a future occasion. No waiver by the Lender shall affect its rights to require strict performance of this Agreement.

         13.3 Severability. If any provision of this Agreement shall be declared invalid by any court having jurisdiction, the remaining provisions shall not be affected thereby and shall remain fully enforceable.

         13.4 Governing Law. This Agreement shall be deemed to have been made in the State of Oregon and shall be governed by and interpreted in accordance with the laws of such state, except that

1002B278/EXH10.3
         no doctrine of choice of law shall be used to apply the laws of any other state or jurisdiction.

         13.5 CONSENT TO JURISDICTION AND VENUE; SERVICE OF PROCESS. THE BORROWER AGREES THAT, IN ADDITION TO ANY OTHER COURTS THAT MAY HAVE JURISDICTION UNDER APPLICABLE LAWS, ANY ACTION OR PROCEEDING TO ENFORCE OR ARISING OUT OF THIS AGREEMENT OR ANY OF THE OTHER LOAN DOCUMENTS MAY BE COMMENCED IN ANY STATE OR FEDERAL COURT LOCATED WITHIN THE COUNTY OF MULTNOMAH, STATE OF OREGON, AND THE BORROWER CONSENTS AND SUBMITS IN ADVANCE TO SUCH JURISDICTION AND AGREES THAT VENUE WILL BE PROPER IN SUCH COURTS ON ANY SUCH MATTER. THE BORROWER HEREBY WAIVES PERSONAL SERVICE OF PROCESS AND AGREES THAT A SUMMONS AND COMPLAINT COMMENCING AN ACTION OR PROCEEDING IN ANY SUCH COURT SHALL BE PROPERLY SERVED AND SHALL CONFER PERSONAL JURISDICTION IF SERVED BY REGISTERED OR CERTIFIED MAIL TO THE BORROWER. THE CHOICE OF FORUM SET FORTH IN THIS SECTION SHALL NOT BE DEEMED TO PRECLUDE THE ENFORCEMENT OF ANY JUDGMENT OBTAINED IN SUCH FORUM, OR THE TAKING OF ANY ACTION UNDER THIS AGREEMENT TO ENFORCE THE SAME, IN ANY APPROPRIATE JURISDICTION.

         13.6 Waiver of Jury Trial. EACH OF THE BORROWER AND THE LENDER HEREBY WAIVES TRIAL BY JURY IN ANY LITIGATION IN ANY COURT WITH RESPECT TO, IN CONNECTION WITH, OR ARISING OUT OF THIS AGREEMENT, THE OTHER LOAN DOCUMENTS, THE OBLIGATIONS OR THE COLLATERAL, OR ANY INSTRUMENT OR DOCUMENT DELIVERED PURSUANT HERETO OR THERETO, OR ANY OTHER CLAIM OR DISPUTE HOWSOEVER ARISING, BETWEEN THE BORROWER AND THE LENDER. EACH OF THE BORROWER AND THE LENDER CONFIRMS THAT THE FOREGOING WAIVER IS INFORMED AND FREELY MADE.

         13.7 Survival of Representations and Warranties. All of the Borrower's representations and warranties contained in this Agreement shall survive the execution, delivery, and acceptance thereof by the parties, notwithstanding any investigation by the Lender or its agents.

         13.8 Indemnification. The Borrower hereby indemnifies, defends and holds the Lender, and its directors, officers, agents, employees and counsel, harmless from and against any and all losses, claims, damages, liabilities, deficiencies, judgments, penalties or expenses imposed on, incurred by or asserted against any of them, whether direct, indirect or consequential arising out of or by reason of any litigation, investigations, claims, or proceedings (whether based on any federal, state or local laws or other statutes of regulations, including, without limitation, securities, environmental, or commercial laws and regulations, under common law or at equitable cause, or on contract or otherwise) commenced or threatened, which arise out of or are in any way based upon the negotiation, preparation, execution, delivery, enforcement, performance or administration of this Agreement, any other Loan Document, or any undertaking or

1002B278/EXH10.3
proceeding related to any of the transactions contemplated hereby or any act, omission to act, event or transaction related or attendant thereto, including, without limitation, amounts paid in settlement, court costs, and the fees and expenses of counsel reasonably incurred in connection with any such litigation, investigation, claim or proceeding. Without limiting the foregoing, if, by reason of any suit or proceeding of any kind, nature, or description against the Borrower, or by the Borrower or any other party against the Lender, which in the Lender's sole discretion makes it advisable for the Lender to seek counsel for protection and preservation of its liens and security, its assets, or to defend its own interest, such expenses and counsel fees shall be allowed to the Lender. To the extent that the undertaking to indemnify, pay and hold harmless set forth in this Section may be unenforceable because it is violative of any law or public policy, the Borrower shall contribute the maximum portion which it is permitted to pay and satisfy under applicable law, to the payment and satisfaction of all indemnified matters incurred by the Lender. The foregoing indemnity shall survive the payment of the Obligations and the termination of this Agreement. All of the foregoing costs and expenses shall be part of the Obligations and secured by the Collateral.

         13.9 Other Security and Guaranties. The Lender may, without notice or demand and without affecting the Borrower's Obligations hereunder, from time to time: (a) take from any Person and hold collateral (other than the Collateral) for the payment of all or any part of the Obligations and exchange, enforce or release such collateral or any part thereof; and (b) accept and hold any endorsement or guaranty of payment of all or any part of the Obligations and release any such endorser or guarantor, or any Person who has given any Lien in any other collateral as security for the payment of all or any part of the Obligations, or any other Person in any way obligated to pay all or any part of the Obligations.

         13.10 Fees and Expenses. The Borrower shall pay to the Lender on demand all costs and expenses that the Lender pays or incurs in connection with the negotiation, preparation, consummation, administration, enforcement, and termination of this Agreement and the other Loan Documents and the making of the loans hereunder, including, without limitation: (a) attorneys' fees and disbursements of counsel to the Lender; (b) costs and expenses (including attorneys' fees and disbursements) for any amendment, supplement, waiver, consent, or subsequent closing in connection with the Loan Documents and the transactions contemplated thereby; (c) costs and expenses of lien and title searches and title insurance; (d) taxes, fees and other charges for filing financing statements and continuations, and other actions to perfect, protect, and continue the Security Interest; (e) sums paid or incurred to pay any amount or take any action required of the

1002B278/EXH10.3

Borrower under the Loan Documents that the Borrower fails to pay or take; (f) costs of appraisals, inspections, and verifications of the Collateral, including, without limitation, travel, lodging, meals and other reasonable out-of-pocket expenses incurred in connection with inspections of the Collateral and the Borrower's operations by the Lender's agents prior to or at any time after the Initial Closing Date; (g) costs and expenses of forwarding loan proceeds, collecting checks and other items of payment, and establishing and maintaining Payment Accounts and lock boxes; (h) costs and expenses of preserving and protecting the Collateral; (i) costs and expenses (including attorneys' and paralegals' fees and disbursements) paid or incurred to obtain payment of the Obligations, enforce the Security Interest, sell or otherwise realize upon the Collateral, and otherwise enforce the provisions of the Loan Documents, or to defend any claims made or threatened against the Lender arising out of the transactions contemplated hereby (including without limitation, preparations for and consultations concerning any such matters). The foregoing shall not be construed to limit any other provisions of the Loan Documents regarding costs and expenses to be paid by the Borrower. All of the foregoing costs and expenses shall be charged to the Borrower's loan accounts as Loans.

         13.11 Notices. All notices, demands and requests that either party is required or elects to give to the other shall be in writing, shall be delivered personally against receipt, or sent by recognized overnight courier service, or mailed by registered or certified mail, return receipt requested, postage prepaid, and shall be addressed to the party to be notified as follows:

If to the Lender:                   Williams Controls Industries, Inc.
                                    14100 SW 72nd Avenue
                                    Portland, Oregon 97224
                                    Attention:  Dale J. Nelson, CFO
                                    Facsimile:  (503) 684-8675

with a copy to:                     Friedlob Sanderson Raskin Paulson &
                                      Tourtillott
                                    1400 Glenarm Place, Suite 300
                                    Denver, CO 80202
                                    Attention:  Mary M. Maikoetter, Esq.
                                    Facsimile:  (303) 595-3159

If to the Borrower:                 Ajay Leisure Products, Inc.
                                    1501 East Wisconsin
                                    Delavan, Wisconsin 53115
                                    Attention:  Duane R. Stiverson, CFO
                                    Facsimile:  (414) 728-8119



1002B278/EXH10.3
or to such other address as each party may designate for itself by like notice. Any such notice, demand, or request shall be deemed given when received if personally delivered or sent by overnight courier, or when deposited in the United States mails, postage paid, if sent by registered or certified mail.

         13.12 Waiver of Notices. Unless otherwise expressly provided herein, the Borrower waives presentment, protest and notice of demand or dishonor and protest as to any instrument, as well as any and all other notices to which it might otherwise be entitled. No notice to or demand on the Borrower which the Lender may elect to give shall entitle the Borrower to any further notice or demand in the same, similar or other circumstances.

         13.13 Binding Effect; Assignment. The provisions of this Agreement shall be binding upon and inure to the benefit of the respective representatives, successors and assigns of the parties hereto; provided, however, that no interest herein may be assigned by the Borrower without the prior written consent of the Lender. The rights and benefits of the Lender hereunder shall inure to any party acquiring any interest in the Obligations of any part hereof.

         13.14 Modification. This Agreement is intended by the Borrower and the Lender to be the final, complete and exclusive expression of the agreement between them. This Agreement supersedes any and all prior oral or written agreements relating to the subject matter hereof. No modification, rescission waiver, release or amendment of any provision of this Agreement shall be made, except by a written agreement signed by the Borrower and a duly authorized officer of the Lender.

         13.15 Counterparts. This Agreement may be executed in any number of counterparts, and by the Lender and the Borrower in separate counterparts, each of which shall be an original, but all of which shall together constitute one and the same agreement.

         13.16 Captions. The captions contained in this Agreement are for convenience only, are without substantive meaning and shall not be construed to modify, enlarge, or restrict any provision.

         13.17 Right to Set-off. Whenever an Event of Default exists, the Lender is hereby authorized at any time and from time to time, to set off and apply any and all deposits (general or special, time or demand, provisional or final) at any time held and other indebtedness at any time owing by the Lender or any affiliate of the Lender to or for the credit or the account of the Borrower against any and all of the Obligations of the Borrower, whether or not then due and payable. The Lender agrees promptly to notify the Borrower after any such set-off and application made by the Lender, provided that the failure to give such notice shall not affect the validity of such set-off and application.

1002B278/EXH10.3

         13.18 Restatement. This Agreement amends and restates the terms of the Loan and Security Agreement dated as of May 5, 1994, as amended, with respect to the Borrower and the Obligations incurred thereunder. The Obligations incurred under the earlier agreement remain in full force and effect under this Agreement, as modified by the terms of this Agreement, and are in no way terminated by the execution of this Agreement.

         IN WITNESS WHEREOF, the parties have entered into this Agreement on the date first above written.


                                              WILLIAMS CONTROLS INDUSTRIES, INC.


                                              By________________________________
                                                Dale J. Nelson
                                                Chief Financial Officer




                                              AJAY LEISURE PRODUCTS, INC.


                                                     By_________________________

                                                     Duane R. Stiverson
                                                     Chief Financial Officer



1002B278/EXH10.3

                                LIST OF EXHIBITS

1.1                                             Lien
A                                               Borrower's Promissory Note
6.3                                             Location of Collateral
8.4                                             Subsidiaries and Related Persons
8.8                                             Trade Names and Terms of Sale
8.9                                             Litigation
10.2                                            Documents to be Delivered in
                                                Connection with this Agreement

1002B278/EXH10.3