Form 10-K
period 1995-09-30
WILLIAMS CONTROLS INC
filed 1995-12-26
CIK 854860

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

               [ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                                     OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: September 30, 1995

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

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock ($.01 par value)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                             (1) Yes   x     No
                                             (2) Yes   x     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of December 1, 1995, 17,264,987 shares of Common Stock were outstanding and the aggregate market value of the shares (based upon the average of the bid and asked price of the shares on the over-the-counter market) of Williams Controls, Inc. held by nonaffiliates was approximately $16,690,885.


                       Documents Incorporated by Reference

Portions of the definitive proxy statement for the 1996 Annual Meeting of Stockholders to be filed not later than January 28, 1996 are incorporated by reference in Part III hereof.

                             Williams Controls, Inc.
                             Index to 1995 Form 10-K



Part I                                                                      Page

      Item 1.     Business                                                   2-6
      Item 2.     Properties                                                   6
      Item 3.     Legal Proceedings                                            7
      Item 4.     Submission of Matters to a Vote of Security Holders          7


Part II

      Item 5.     Market for Registrant's Common Equity and Related
                    Stockholder Matters                                        8
      Item 6.     Selected Financial Data                                      9
      Item 7.     Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                    10-14
      Item 8.     Financial Statements and Supplementary Data              15-37
      Item 9.     Changes in and Disagreements with Accountants on
                     Accounting and Financial Disclosure                      38


Part III

      Item 10.    Directors and Executive Officers of the Registrant          38
      Item 11.    Executive Compensation                                      38
      Item 12.    Security Ownership of Certain Beneficial Owners and
                    Management                                                38
      Item 13.    Certain Relationships and Related Transactions              38


Part IV

      Item 14.    Exhibits, Financial Statement Schedules and Reports on
                    Form 8-K                                                  38


Signatures                                                                    39

                             WILLIAMS CONTROLS, INC.

                                    Form 10-K

                                     Part I

Item 1. Description of Business

Williams Controls, Inc., together with its consolidated subsidiaries, Williams Controls Industries, Inc.; Kenco Williams, Inc.; NESC Williams, Inc.; Williams Technologies, Inc.; Williams World Trade, Inc.; Williams Automotive, Inc.; Aptek Williams, Inc.; Agrotec Williams, Inc. and its 80% owned subsidiaries Hardee Williams, Inc. and Waccamaw Wheel Williams, Inc., is hereinafter referred to as the "Company" or "Registrant."

General

The Company is a Delaware corporation formed in 1988. The Company's primary business segment was founded by Norman C. Williams in 1939 and acquired by the Company in 1988. The Company's operating subsidiaries which are all Delaware corporations are as follows:

Williams Controls Industries, Inc.: Manufactures heavy vehicle components sold primarily in the heavy vehicle manufacturing industry.

Kenco Williams, Inc.: Manufactures, assembles, packages and distributes truck and auto accessories for the aftermarket parts industries.

NESC Williams, Inc.: Manufactures conversion kits to allow vehicles to use compressed natural gas and gas metering and regulating products.

Williams  Technologies,  Inc.:  Supports  all  subsidiaries  of the  Company  by
providing   research  and   development   and  developing   strategic   business
relationships to promote "technology partnering."

Williams World Trade, Inc.: Located in Kuala Lumpur, Malaysia, Williams World Trade manages foreign sourcing for all subsidiaries of the Company.

Williams Automotive, Inc.: Markets the Company's products to the automotive industry.

Aptek Williams, Inc.: Develops and produces microcircuits, cable assemblies and other electronic products for a wide array of applications, including the transportation industry.

Agrotec Williams, Inc.: Manufactures spraying equipment for the professional lawn care, nursery and pest control industries.

Hardee  Williams,   Inc.:  Manufactures  equipment  used  in  highway  and  park maintenance, landscaping and farming.

Waccamaw Wheel Williams, Inc.: Manufactures solid rubber tail wheels and other rubber products, used on landscape maintenance equipment, from recycled truck and bus tires.

As discussed in note 14 to the Notes to Consolidated Financial Statements, the Company's operations are divided into four industry segments.

Heavy Vehicle Components - The Company's heavy vehicle component product lines include electronic throttles, exhaust brakes and pneumatic and hydraulic controls. These products are used in applications which include heavy vehicles, utility and off-highway equipment, transit buses and underground mining machines. The majority of these products are sold directly to original equipment manufacturers such as Freightliner, Navistar, Volvo, Motor Coach Industries and Blue Bird Corporation. The Company also sells these products through a well-established network of independent distributors. The major competitors in one or more product lines include Allied Signal, Schraeder-Bellows and RMH.

Automotive Accessories - The automotive accessories product lines include bug and stone deflectors, running boards, side steps and bed mats for light trucks and sport-utility vehicles. These products are sold in the aftermarket to mass merchants and auto supply stores such as Kmart, WalMart, Pep Boys and Western Auto. The major competitors include Lund, Deflecta Shield and Dee Zee.

Landscape Maintenance Equipment - The landscape maintenance equipment product lines include rotary cutters, sprayers, discs, harrows and trailers. These products are sold to independent equipment dealers located primarily in the Southeastern United States. The major competitors include Wood Brothers and Alamo Group.

Electrical Components - The electrical components product line includes the design and production of microcircuits, cable assemblies and other electronic products. These products are used in telecommunication, computer and transportation industries. The major customers include Allied Signal, AT&T and Nokia. The major competitors include CTS, AMP and Nethode.


Acquisitions

During 1995 the Company completed acquisitions which accounted for $9,646 of total sales and $1,039 of earnings from operations. These acquisitions are as follows:

In February 1995 the Company acquired assets of approximately $5,400 from Hardee Manufacturing Company, Inc. and the Waccamaw Wheel division of Red Bluff Grain and Farm Supply, Inc., of Loris, South Carolina. The acquisition was financed through a combination of the assumption of liabilities, debt and cash. Hardee is a manufacturer of equipment used in highway and park maintenance, landscaping and farming. Its product line includes sprayers, rotary cutters, discs, harrows and highway trailers. Waccamaw Wheel manufactures solid rubber tail wheels from recycled truck and bus tires. These are sold to Hardee and other rotary cutter manufacturers. Hardee's and Waccamaw Wheel's products are sold primarily in the southeastern United States. The Company completed these acquisitions through two newly formed subsidiaries each owned 80% by the Company and 20% by the seller.

In April 1995 the Company acquired substantially all of the business assets of Aptek Technologies, Inc. of Deerfield Beach, Florida, for $1,400. In June 1995 the Company acquired the land and building comprising the Aptek operating facilities for $4,600. The $6,000 purchase price was a combination of cash of $4,200 and Company common stock valued at $1,800 (543,806 shares). Aptek designs and produces microcircuits, cable assemblies and other electronic products used in the telecommunication, computer and medical industries.

In August 1995 the Company acquired substantially all the assets of Agrotec, Inc. of Pendleton, North Carolina, for approximately $500 and the assumption of certain liabilities. These acquisitions have been accounted for as purchases and, accordingly, the results of operations have been included in the Consolidated Statements of Operations from their purchase dates.


Competition

In general, the Company's products are sold in highly competitive markets to customers who are sophisticated and demanding concerning price, performance and quality. Products are sold in competition with other independent suppliers (some of which have substantial financial resources and significant technological capabilities), and many of these products are, or could be, produced by the manufacturers to which the Company sells such products. The Company's competitive position varies among its product lines.


Marketing and Distribution

For the years ended September 30, 1995, 1994 and 1993, Freightliner accounted for 12%, 14% and 19%, respectively, of net sales while in 1994 and 1993, Navistar accounted for 10% and 14%, respectively, of net sales and Volvo accounted for 10% and 9%, respectively, of net sales.

During the years ended September 30, 1995, 1994, and 1993, approximately 13%, 16% and 20% of the Company's total net sales were to customers outside of the United States, primarily in Canada, and to a lesser extent in Europe and Australia. See note 15 to the Notes to Consolidated Financial Statements.


Existing Future Sales Orders

Future sales orders for the Company's products were approximately $9,200,000 at September 30, 1995, compared to $6,600,000 at September 30, 1994. Future sales orders are orders for which customers have requested delivery at specified future dates. The Company has not experienced any significant problems delivering products on a timely basis.


Environment

The Company's operations result in the production of small quantities of materials identified by the Environmental Protection Agency of the United States Government as "hazardous waste substances" which must be disposed of in accordance with applicable state and federal guidelines. Substantial liability may result to a company for failure, on the part of itself or its contractors, to dispose of hazardous wastes in accordance with the established guidelines, including potential liability for the clean up sites affected by improper disposals. The Company uses its best efforts to ensure that its hazardous substances are disposed of in an environmentally sound manner.

Government Regulation

The Company's heavy vehicle component products must comply with the National Traffic and Motor Vehicle Safety Act of 1966, as amended, and regulations promulgated thereunder which are administered by the National Highway Traffic Safety Administration ("NHTSA"). If, after investigation, NHTSA finds that the Company is not in compliance with any standard or regulation, among other things, it may require the Company to recall its products which are found not to be in compliance and repair or replace such products.


Product Research and Development

The Company's operating facilities engage in engineering, research and development and quality control activities to improve the performance, reliability and cost-effectiveness of the Company's product lines. The Company's engineering staff works closely with customers in the design and development of new products and adapting products for new applications. During 1995, 1994 and 1993, the Company spent $1,445,000, $1,145,000 and $1,102,000 respectively, on these activities.


Patents and Trademarks

The Company's product lines generally have strong identities in the markets in which they serve. The Company has a number of product patents obtained over a period of years and which expire at various times. The Company considers each patent to be of value and aggressively protects its rights against infringement throughout the world. Although the Company owns two patents (expiring in 2009) which the Company believes improved the marketability of the electronic product line of the heavy vehicle components segment and which are subject to a civil action (described in Item 3 - "Legal Proceedings"), the Company does not consider that the loss or expiration of any particular patent would materially adversely affect the Company; however, competition in this product line could increase if these patents are not successfully defended. The Company owns numerous trademarks which are registered in many countries enabling the Company to market its products worldwide. These trademarks include "Williams," "Kenco," "Hardee" and "Bugman." The Company believes that in the aggregate the rights under its patents and trademarks are generally important to its operations, but does not consider that any patent or trademark or group of them related to a specific process or product is of material importance in relation to the Company's total business except as described above.


Raw Materials

The Company produces its products from raw materials, including brass, aluminum, steel, rubber and zinc which currently are widely available on reasonable terms. The Company relies upon, and expects to continue to rely upon, CTS Corporation, Conner Formed Metal Products, Inc. and Caterpillar, Inc. as single source suppliers for critical components and/or products. Although these suppliers have been able to meet the Company's future needs on a timely basis, or be willing to continue to be a supplier to the Company, there is no assurance that a disruption in a supplier's business, such as a strike, would not disrupt the supply of a component.

Product Warranty

The Company warrants its products to the first retail purchaser and subsequent owners against malfunctions occurring during the warranty period resulting from defects in material or workmanship, subject to specified limitations. The warranty is limited to a specified time period, mileage or hours of use, and varies by product and application. The Company has established a warranty reserve based upon its estimate of the future cost of warranty and related service costs. The Company regularly monitors its warranty reserve for adequacy in response to historical experience and other factors.

Employees

The Company employs approximately 120 union employees and 380 nonunion employees. The nonunion employees of the Company are engaged in sales and marketing, accounting and administration, product research and development, production and quality control.

The union employees are engaged in manufacturing heavy vehicle components in the Portland, Oregon facility and are represented by the International Union, United Automobile Workers of America and Amalgamated Local 492 (the "Union"). The Company and the Union have a collective bargaining agreement which expires in September 1997, which provides for wages and benefits (including pension, death, disability, health care, unemployment, vacation and other benefits) and contains provisions governing other terms of employment, such as seniority, grievances, arbitration and union recognition. Management of the Company believes that its relationship with its employees and the Union is good.


Item 2. Properties

The following table outlines the principal manufacturing and other facilities owned by the Company, subject to mortgages on each facility. See notes 7 and 8 to the Notes to Consolidated Financial Statements.
                                                              Type and Size
        Entity         Facility Location                       of Facility
        ------         -----------------                      -------------

        Williams        Portland, Oregon               Manufacturing and offices
                                                       160,000 square feet

        Kenco           Middlebury, Indiana            Manufacturing and offices
                                                       139,000 square feet

        Hardee          Loris, South Carolina          Manufacturing and offices
                                                       100,000 square feet

        Aptek           Deerfield Beach, Florida       Manufacturing and offices
                                                       50,000 square feet

        Agrotec         Pendleton, North Carolina      Manufacturing and office
                                                       50,000 square feet

The Company's manufacturing facilities are equipped with the machinery and equipment necessary to manufacture and assemble its products. Management believes that the facilities have been maintained adequately, and that the Company could increase its production output significantly at any of its facilities with minimal expansion of its present equipment and work force.

Item 3. Legal Proceedings

The Company and its consolidated subsidiaries are parties to various pending judicial and administrative proceedings arising in the ordinary course of business. The Company's management and legal counsel have reviewed the probable outcome of these proceedings, the costs and expenses reasonably expected to be incurred, the availability and limits of the Company's insurance coverage, and the Company's established reserves for uninsured liabilities. While the outcome of the pending proceedings cannot be predicted with certainty, based on its review, management believes that any liabilities that may result are not reasonably likely to have a material effect on the Company's liquidity, financial condition or results of operations.

On April 24, 1995 CTS Corporation filed a civil action in the U.S. District Court for the Northern District of Indiana, seeking to invalidate two of the Company's patents or, in the alternative, a declaration of joint ownership of the patent rights thereunder, and unspecified damages. These patents relate to a component used in the Company's electronic foot throttle controls. The Company has denied the claims of CTS and filed a counterclaim for infringement of these patents seeking a permanent injunction and treble damages. The Company believes that CTS's claims are without merit, that payment of damages is remote and is vigorously defending its patent rights. The Company is unable to predict the outcome of th1s litigation; however; if the patents are not successfully defended, It believes that competion in this product line could increase.

Item 4. Submission of Matters to a Vote of Security Holders

The Company did not submit any matters to a vote of its security holders during the fourth quarter of the year ended September 30, 1995.

                                     Part II


Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

The Company's common stock is traded on the over-the-counter market of the National Association of Securities Dealers Automated Quotation ("NASDAQ") National Market System under the symbol "WMCO". Until January 12, 1995 the Company's common stock was quoted on the NASDAQ Small Cap Market.

The range of high and low bid closing quotations for the Company's common stock for each fiscal quarter for the past two fiscal years is as follows:

                                      1995

                                                High                       Low
        Quarter
        October 1 - December 31                $ 3.50                    $ 2.69
        January 1 - March 31                     3.72                      3.41
        April 1 - June 30                        3.72                      3.09
        July 1 - September 30                    3.69                      3.22


                                      1994

                                                 High                       Low
        Quarter
        October 1 - December 31                $ 2.44                    $ 1.53
        January 1 - March 31                     3.90                      2.47
        April 1 - June 30                        3.69                      2.50
        July 1 - September 30                    3.16                      2.31

The number of record holders of the Company's common stock as of September 30, 1995 was approximately 550. The Company has never paid a dividend with respect to its common stock and has no plans to pay a dividend in the foreseeable future.

Item 6. Selected Financial Data (Dollars in thousands - except per share amounts)

Statement of Operations Data
Year ended September 30                             1995*           1994**          1993***             1992              1991
----------------------------                    ---------         --------        ---------        ---------         ---------
Net sales                                         $60,614          $41,761          $25,897          $20,072           $16,200
Earnings (loss) from operations                     9,491            6,615            3,750            2,028             (303)
Earnings (loss) before extraordinary item
  and cumulative effect of accounting change        4,512            3,641            1,956            1,012           (1,316)
Net earnings (loss)                                 4,512            3,641            1,956            1,267           (1,403)
Earnings (loss) per common share:
  Primary:
     Earnings (loss) before extraordinary
       item and cumulative effect of
       accounting change                              .26              .22              .14              .07             (.14)
     Net earnings (loss)                              .26              .22              .14              .09             (.15)
  Fully diluted:
     Earnings (loss) before extraordinary
       item and cumulative effect of
       accounting change                              .26              .22              .13              .07             (.14)
     Net earnings (loss)                              .26              .22              .13              .09             (.15)
Cash dividends per common share                         -                -                -                -                 -

Balance Sheet Data
September 30                                        1995*           1994**          1993***             1992              1991
------------                                    ---------         --------         --------         --------          --------
Current assets                                    $25,788          $20,874          $10,623          $ 6,869           $ 6,112
Current liabilities                                 7,881           10,012            7,527            5,547             8,669
Working capital (deficit)                          17,907           10,862            3,096            1,322           (2,557)
Total assets                                       47,182           32,159           20,006           13,142            12,290
Long-term liabilities                              20,244            9,699            5,690            3,863               925
Redeemable convertible preferred stock,
  including unpaid dividends                            -                -              413              492               450
Minority interest in consolidated subsidiaries        764                -                -                -                 -
Stockholders' equity                               18,293           12,448            6,376            3,240             2,246

* 1995 data includes acquisitions made in February, April and August. In 1995 net sales related to these acquisitions from date of purchase were $9,646; earnings from operations were $1,039. Total assets at September 30, 1995 related to these acquisitions were $16,072. See note 18 to the Notes to Consolidated Financial Statements for information regarding these acquisitions.

** 1994 data includes small acquisitions from January 1994. Net sales, earnings from operations and total assets related to these acquisitions were not material. See note 18 to the Notes to Consolidated Financial Statements for information regarding these acquisitions.

*** 1993 data includes acquisitions from August 1993. Net sales related to these acquisitions for 1993 were $1,397; earnings from operations were $23. Total assets at September 30, 1993 related to these acquisitions were $6,836.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in thousands - except per share amounts)

Financial Position and Capital Resources

The Company's financial condition improved during 1995 due to a combination of strong operating results for the year ended September 30, 1995 and obtaining a three-year $30,000 credit facility. At September 30, 1995 the Company had working capital of $17,907 compared to $10,862 at September 30, 1994, an increase of 65%. The current ratio on September 30, 1995 was 3.3 compared with
2.1 at September 30, 1994.

Stockholders' equity increased to $18,293 at September 30, 1995 from $12,448 at September 30, 1994. The increase in stockholders' equity is due primarily to net earnings of $4,512 and the issuance of common stock of $1,963 issued in connection with acquisitions.

In July 1995 the Company obtained a $30,000 credit facility to replace its previous financing package comprised of term loans of $8,600 and a revolving loan of $10,000. The $30,000 credit facility is a 3 year revolving loan which carries an interest rate at either the bank's prime rate or the Interbank Offering Rate (IBOR) plus 2% to 3% depending upon certain financial ratios. The Company has the option to borrow at the bank's prime rate or the IBOR plus rate. The Company has borrowed approximately $15,000 under the new credit facility with interest at 7.9% which is IBOR plus 2%. The Company has pledged substantially all of its assets as collateral for the credit facility. The Company is required to maintain a minimum net worth and maintain certain financial ratios. The loan agreement also contains certain restrictions that limit acquisitions, investments, payment of dividends, and capital expenditures.

During 1994 the Company provided a $7,000 revolving loan facility to Ajay Sports, Inc. ("Ajay") for Ajay's operating subsidiary. The loan to Ajay was recorded as a note receivable, affiliate in the Consolidated Balance Sheets. In July 1995 Ajay obtained an $8,500 credit facility which was used to pay off the revolving loan provided by the Company. The Company has guaranteed Ajay's $8,500 credit facility and is charging Ajay a fee of 1/2 of 1% per annum of the outstanding loan amount for providing this guaranty. The Chairman and President of the Company is also Chairman and President of Ajay, and has guaranteed Ajay's obligation to the Company under the loan guaranty.

In exchange for the Company providing this financing the Company received an option to purchase up to 15,228,520 shares of Ajay common stock (which would represent approximately 45% of Ajay's then outstanding common stock) and received manufacturing rights in certain Ajay facilities through 2002 under a joint venture agreement. In October 1994 the Company exercised options to acquire 4,117,647 shares of Ajay common stock for $.34 per share, through a reduction in the note receivable in the amount of $1,400, resulting in the Company owning approximately 18% of Ajay's then outstanding common stock. The investment in Ajay is recorded as an investment in affiliate in the unaudited Consolidated Balance Sheets net of the Company's equity interest of $282 in Ajay's loss for the twelve-month period ending September 30, 1995. The Company is required to account for the investment in Ajay on the equity method due to common ownership by the Chairman and President of the Company who is also Chairman and President of Ajay. At September 30, 1995 the Company has vested options to acquire 11,110,873 shares of Ajay common stock at prices ranging from $.34 to $.50 per share.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in thousands - except per share amounts)



In October 1995 Ajay increased its bank line from $8,500 to $13,500 and the Company increased its guaranty of this loan from $8,500 to $13,500. The Chairman and President of the Company, who also is Chairman and President of Ajay, correspondingly increased his guaranty to the Company from $8,500 to $13,500. The increase allowed Ajay to complete two acquisitions. All other terms of the agreement between the Company and Ajay remained as described above.

During 1995 the Company completed acquisitions which accounted for $9,646 of total sales and $1,039 of earnings from operations. These acquisitions are as follows:

In February 1995 the Company acquired assets of approximately $5,400 from Hardee Manufacturing Company, Inc. and the Waccamaw Wheel division of Red Bluff Grain and Farm Supply, Inc., of Loris, South Carolina. The acquisition was financed through a combination of the assumption of liabilities, debt and cash. Hardee is a manufacturer of equipment used in highway and park maintenance, landscaping and farming. Its product line includes sprayers, rotary cutters, discs, harrows and highway trailers. Waccamaw Wheel manufactures solid rubber tail wheels from recycled truck and bus tires. These are sold to Hardee and other rotary cutter manufacturers. Hardee's and Waccamaw Wheel's products are sold primarily in the southeastern United States. The Company completed these acquisitions through two newly formed subsidiaries each owned 80% by the Company and 20% by the seller.

In April 1995 the Company acquired substantially all of the business assets of Aptek Technologies, Inc. of Deerfield Beach, Florida, for $1,400. In June 1995 the Company acquired the land and building comprising the Aptek operating facilities for $4,600. The $6,000 purchase price was a combination of cash of $4,200 and Company common stock valued at $1,800 (543,806 shares). Aptek designs and produces microcircuits, cable assemblies and other electronic products used in the telecommunication, computer and medical industries.

In August 1995 the Company acquired substantially all the assets of Agrotec, Inc. of Pendleton, North Carolina, for approximately $500 and the assumption of certain liabilities. These acquisitions have been accounted for as purchases and, accordingly, the results of operations have been included in the Consolidated Statements of Operations from their purchase dates.

The Company's results of operations have historically been dependent upon the heavy vehicle component segment, which accounted for over 55% of sales and over 90% of earnings from operations in 1995 and 1994. Over the past five years, the heavy vehicle industry growth has been due to the strength of class 8 truck sales which are expected to exceed 200,000 units in 1995. Based upon the projections of industry analysts, class 8 truck sales could decrease by at least 15% to 20% during 1996. Management believes that the impact of the anticipated decrease in class 8 truck sales on the Company's operations will be mitigated due to the following factors: 1) the Company was awarded a contract to provide electronic throttles for the new Ford class 8 truck, 2) the class 6 and 7 truck market is continuing to increase the use of electronic throttles, 3) new product offerings by current class 8 customers are expected to capture additional market share, and 4) the use of electronic throttles in off-highway applications is expected to increase during the next few years.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in thousands - except per share amounts)



The Company's automotive accessories segment has been experiencing lower margins as a result of increased competition and soft retail sales by mass merchants. Management has implemented a program to reduce product costs through more efficient production and distribution to improve these margins. The impact of these changes may not be realized until the later part of 1996. The automotive accessories segment's primary distribution channel is through mass merchants. The financial press recently reported the financial difficulties facing Kmart, which is one of Kenco's largest customers. Although Kmart is not a significant customer to the overall Company, the loss of its business would have a significant impact on the operations of the Kenco subsidiary. Kenco's sales to Kmart were approximately $1,500 during 1995, and Kmart maintained an accounts receivable balance which averaged approximately $500. Management is closely monitoring its extension of credit to the financial condition of Kmart.

It is anticipated that acquisitions made during the year will have a favorable impact on the Company's financial position and results of operations; however, management is faced with the challenge of integrating the operations of its acquisitions with its existing businesses while minimizing operating expenses.

The Company anticipates that cash generated from operations and utilization of its loan facility will be sufficient to satisfy working capital and capital expenditure requirements for the foreseeable future, and provide the Company with financial flexibility to respond quickly to business opportunities, including opportunities for growth through internal development, strategic joint ventures or acquisitions.

The Financial Accounting Standards Board has recently issued SFAS No. 107, Disclosures about Fair Value of Financial Instruments; No. 119, Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments; and SFAS No. 121, Accounting for Impairment of Long-lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS No. 107 and No. 119 are effective for the Company for fiscal years ending after December 15, 1995, and SFAS No. 121 is effective for fiscal years beginning after December 15, 1995. Adoption of SFAS No. 107, No. 119 and No. 121 are not expected to have a material impact on the Company's financial position or results of operations.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in thousands - except per share amounts)



Results of Operations

Year ended September 30, 1995
Compared to September 30, 1994

Sales - Sales for 1995 were $60,614 compared to $41,761 for 1994, an increase of 45%. Heavy vehicle component sales, which accounted for 58% of total sales, increased 22% to $35,105 compared to $28,678 in the prior year. Automotive accessory sales, which accounted for 26% of total sales increased 21% to $15,863 compared to $13,083 in the prior year. Acquisitions accounted for 16% of total sales for the year. Landscape maintenance equipment sales were $6,783 or 11% of total sales. Electrical component sales were $2,863 or 5% of sales.

Heavy vehicle component sales are comprised of sales of electronic throttle and pneumatic/hydraulic controls product lines. The electronic throttle product line sales, which accounted for 53% of heavy vehicle component sales, increased 24% over the prior year. Electronic throttle unit sales increased during the year due to the growth of the Class 8 truck market and the increased use of electronic throttles in the Class 6 and 7 truck market.

Gross Margin - Gross margin as a percent of sales was 28% in 1995 and 1994.

Operating Expenses - Operating expenses for 1995 were $7,715 or 13% of sales, compared to $5,127 or 12% of sales in the prior year.

Interest Income, Affiliate - Interest income, affiliate of $601 is from the Ajay note receivable. This loan was repaid in July 1995.

Equity Interest in Loss of Affiliate - Equity interest in the loss of affiliates represents the Company's 18% interest in Ajay's losses for the twelve-month period ending September 30, 1995.

Interest Expense - Interest expense for 1995 was $2,409 compared to $1,011 for the prior year. The increase in interest expense is due to the increased debt incurred to finance acquisitions.

Net Earnings - Net earnings for 1995 were $4,512 compared to $3,641 for 1994, an increase of 24%.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in thousands - except per share amounts)



Year ended September 30, 1994
Compared to September 30, 1993

Sales - Sales for 1994 were $41,761 compared to $25,897 for 1993, an increase of 61%. Heavy vehicle component sales, which accounted for 69% of total sales, increased 17% to $28,678 compared to $24,500 in the prior year. Automotive accessory sales, which accounted for 31% of total sales, were $13,083 as a result of acquisitions in August 1993 and January 1994.

Heavy vehicle component sales are comprised of sales of electronic throttles and pneumatic/hydraulic controls product lines. The electronic throttle product line accounted for 51% of heavy vehicle component sales.

Gross Margin - The gross margin as a percent of sales was 28% for 1994 and 1993.

Operating Expenses - Operating expenses for 1994 were $5,127 or 12% of sales, compared to $3,495 or 13% of sales.

Interest Income, Affiliate - Interest income, affiliate of $237 is from the Ajay note receivable which offset a portion of interest expense.

Interest Expense - Interest expense for 1994 was $1,011 compared to $619 for the prior year. The increase in interest expense is due to increased debt incurred to finance acquisitions, the Ajay loan and higher interest rates.

Net Earnings - Net earnings for 1994 were $3,641 compared to $1,956 for 1993, an increase of 86%.

Item 8. Financial Statements and Supplementary Data


                             Williams Controls, Inc.
                   Index to Consolidated Financial Statements


                                                                            Page

Consolidated Balance Sheets at September 30, 1995 and 1994                 16-17

Consolidated Statements of Stockholders' Equity for the
years ended September 30, 1995, 1994 and 1993                                 18

Consolidated Statements of Operations for the
years ended September 30, 1995, 1994 and 1993                                 19

Consolidated Statements of Cash Flows for the
years ended September 30, 1995, 1994 and 1993                                 20

Notes to Consolidated Financial Statements                                 21-36

Independent Auditors' Report                                                  37

See page 38 for Index to Schedules and page 43 for Index to Exhibits.

Consolidated Balance Sheets
September 30
(Dollars in thousands, except per share amounts) Williams Controls, Inc.

ASSETS                                                                                          1995                1994
                                                                                             -------             -------

   Current assets:
     Cash                                                                                    $ 1,653            $    242
     Accounts receivable, net                                                                 10,521               8,380
     Inventories                                                                              12,987               6,607
     Note receivable, affiliate                                                                    -               4,913
     Other                                                                                       627                 732
                                                                                             -------             -------
           Total current assets                                                               25,788              20,874
                                                                                             -------             -------

   Investment in affiliate                                                                     1,118               1,400

   Property, plant and equipment:
     Land and land improvements                                                                2,713               1,027
     Buildings                                                                                 9,221               4,742
     Machinery and equipment                                                                   9,169               4,974
     Office furniture and equipment                                                            1,426               1,047
                                                                                             -------             -------
                                                                                              22,529              11,790
     Less accumulated depreciation and amortization                                            3,731               2,721
                                                                                             -------             -------
                                                                                              18,798               9,069
                                                                                             -------             -------

    Other assets                                                                               1,478                 816
                                                                                             -------             -------
                                                                                             $47,182             $32,159
                                                                                             =======             =======

        The accompanying notes are an integral part of these statements.

Consolidated Balance Sheets
September 30
(Dollars in thousands, except per share amounts)         Williams Controls, Inc.


LIABILITIES AND STOCKHOLDERS' EQUITY                                                            1995                1994
                                                                                           ---------           ---------
   Current liabilities:
     Revolving lines of credit                                                             $       -             $ 3,187
     Current portion of long-term debt                                                           301               1,886
     Current portion of obligations under capital leases                                         161                 160
     Accounts payable and accrued expenses                                                     7,419               4,779
                                                                                              ------              ------
           Total current liabilities                                                           7,881              10,012
                                                                                              ------              ------

   Long-term debt                                                                             17,946               7,773
   Long-term obligations under capital leases                                                    166                 290
   Deferred tax liability                                                                        886                 770
   Other liabilities                                                                           1,246                 866

   Minority interest in consolidated subsidiaries                                                764                   -

   Commitments and contingencies                                                                   -                   -

   Stockholders' equity:
     Preferred stock of $.01 par value, 50,000,000 shares authorized                               -                      -
     Common stock of $.01 par value, 50,000,000 shares
       authorized, 17,264,987 and 16,676,181 shares issued                                       173                 167
     Additional paid-in capital                                                                9,023               7,066
     Retained earnings                                                                        10,000               5,488
     Unearned ESOP shares                                                                      (630)                   -
     Pension liability adjustment                                                              (273)               (273)
                                                                                             -------            --------
                                                                                              18,293              12,448
                                                                                              ------             -------
                                                                                             $47,182             $32,159
                                                                                              ======              ======

        The accompanying notes are an integral part of these statements.

Consolidated Statements of Stockholders' Equity
Years ended September 30, 1994, 1993 and 1992
(Dollars in thousands, except per share amounts) Williams Controls, Inc.



                                          Number of
                                      Shares Issued    Common  Additional                Retained  Unearned  Pension
                                                and     Stock    Paid-in  Subscriptions  Earnings    ESOP   Liability  Stockholders'
                                         Subscribed    Amount    Capital    Receivable   (Deficit)  Shares  Adjustment     Equity

Balance, September 30, 1992              12,056,289 $     120    $ 3,806       $ (398)   $  (57)             $ (231)       $ 3,240



Dividend payable on 10%
  mandatory redeemable
  preferred stock                                 -         -          -             -      (42)         -         -          (42)
Exercise of warrants                      1,500,000        15        210             -         -         -         -           225
Payment of stock subscriptions                    -         -          -           391         -         -         -           391
Common stock issued in connection
  with acquisitions                         250,000         3        382             -         -         -         -           385
Cancellation of stock subscription         (50,000)         -        (7)             7         -         -         -             -
Change in pension liability adjustment            -         -          -             -         -         -       221           221
Net earnings                                      -         -          -             -     1,956         -          -         1,956
                                         ---------- ---------    -------       -------    ------  --------   --------       -------

Balance, September 30, 1993              13,756,289      138       4,391             -     1,857         -      (10)         6,376



Dividend payable on 10%
   mandatory redeemable
   preferred stock                                -         -          -             -      (10)         -         -          (10)
Exercise of warrants                      2,449,892        24      1,887             -         -         -         -         1,911
Preferred stock conversion                  330,000         3        410             -         -         -         -           413
Common stock issued in connection
   with acquisitions                        140,000         2        378             -         -         -         -           380
Change in pension liability adjustment            -         -          -             -         -         -     (263)         (263)
Net earnings                                      -         -          -             -     3,641         -         -         3,641
                                         ---------- ---------    -------       -------    ------  --------   -------       -------

Balance, September 30, 1994              16,676,181       167      7,066             -     5,488         -     (273)        12,448



Unearned ESOP shares                              -         -          -             -         -     (630)         -         (630)
Common stock issued in connection
  with acquisitions                         588,806         6      1,957             -         -         -         -         1,963
Net earnings                                      -         -          -             -     4,512         -         -         4,512
                                         ---------- ---------    -------       -------    ------   --------  -------       -------

Balance, September 30, 1995              17,264,987 $    173     $ 9,023       $     -   $10,000  $  (630)   $ (273)       $18,293
                                         ==========  =======      ======       =======    ======   =======    ======        ======

        The accompanying notes are an integral part of these statements.

Consolidated Statements of Operations
Years ended September 30
(Dollars in thousands, except per share amounts)         Williams Controls, Inc.

                                                                      1995                 1994                  1993
                                                                 ---------           ----------            ----------
Net sales                                                          $60,614              $41,761               $25,897
Cost of sales                                                       43,408               30,019                18,652
                                                                    ------               ------                ------
Gross margin                                                        17,206               11,742                 7,245
                                                                    ------               ------                ------

Operating expenses:
  Research and development                                           1,445                1,145                 1,102
  Selling                                                            2,888                1,933                 1,095
  Administrative                                                     3,382                2,049                 1,298
                                                                    ------               ------                ------
                                                                     7,715                5,127                 3,495
                                                                    ------               ------                ------

Earnings from operations                                             9,491                6,615                 3,750

Other (income) expenses:
   Equity interest in loss of affiliate                                282                    -                     -
   Interest income, affiliate                                        (601)                (237)                     -
   Interest expense                                                  2,409                1,011                   619
                                                                    ------               ------               -------

Earnings before income taxes                                         7,401                5,841                 3,131
Income taxes                                                         2,825                2,200                 1,175
                                                                    ------               ------                ------

Earnings before minority interest
   and preferred stock dividends                                     4,576                3,641                 1,956

Minority interest in net earnings
   of consolidated subsidiaries                                         64                    -                     -
                                                                  --------             --------              --------

Net earnings                                                         4,512                3,641                 1,956

Preferred stock dividends                                                -                   10                    42
                                                                  --------              -------              --------

Net earnings applicable to common stockholders                     $ 4,512              $ 3,631               $ 1,914
                                                                    ======               ======                ======

Earnings per common share:
    Primary                                                       $    .26             $    .22             $     .14
                                                                   =======              =======              ========
    Fully diluted                                                 $    .26             $    .22             $     .13
                                                                   =======              =======              ========


        The accompanying notes are an integral part of these statements.

Consolidated Statements of Cash Flows
Years ended September 30
(Dollars in thousands)                                   Williams Controls, Inc.

                                                                      1995                 1994                  1993
                                                                ----------           ----------            ----------
Cash flows from operations:
   Net earnings                                                    $ 4,512             $  3,641               $ 1,956
   Non-cash adjustments to net earnings:
      Depreciation and amortization                                  1,638                  972                   633
      Equity interest in loss of affiliate                             282                    -                     -
      Deferred income taxes                                            116                    9                   459
      Minority interest in earnings of consolidated subsidiaries        64                    -                     -
   Changes in working capital items net of the effect of acquisitions:
      Receivables, net                                               (931)              (2,552)                 (252)
      Inventorie                                                   (2,747)              (2,325)                 (306)
      Accounts payable and accrued expenses                        (1,068)                1,224               (1,837)
      Other                                                            319                (138)                  (78)
                                                                   -------              -------               -------

      Net cash provided by operations                                2,185                  831                   575
                                                                   -------              -------               -------

Cash flows from investing:
   Repayments (borrowing) from affiliate                             4,913              (6,313)                     -
   Payments for acquisitions                                       (6,766)                (945)                 (500)
   Payment for property, plant and equipment                       (1,683)                (369)                 (394)
                                                                   -------               ------               -------

   Net cash used for investing                                     (3,536)              (7,627)                 (894)
                                                                   -------             --------               -------

Cash flows from financing:
   Net borrowings (repayments) under lines of credit               (3,187)                5,769                 1,218
   Proceeds from long-term debt                                     15,000                    -                     -
   Payments of long-term debt                                      (8,564)                (644)                 (450)
   Payments of capital leases                                        (123)                (104)                 (222)
   Payments of debt issuance costs                                   (364)                    -                  (30)
   Payments of preferred stock dividends                                 -                 (10)                  (28)
   Proceeds from stock issuances                                         -                1,911                    12
   Payments of notes payable, related parties                            -                    -                 (135)
                                                                   -------              -------               -------

   Net cash provided by financing                                    2,762                6,922                   365
                                                                   -------              -------               -------

Net increase in cash                                                 1,411                  126                    46

Cash at beginning of period                                            242                  116                    70
                                                                   -------              -------               -------

Cash at end of period                                              $ 1,653              $   242               $   116
                                                                    ======              =======               =======


Interest paid in 1995, 1994 and 1993 was approximately $2,400, $1,000 and $595. Income taxes paid in 1995, 1994 and 1993 were approximately $2,600, $1,685 and $1,500. Non-cash activity included entering into capital lease obligations in 1994 and 1993 of $122 and $331. The non-cash activity related to the Company's investing activity is described in notes 6 and 7, and non-cash activity related to the Company's acquisitions is described in note 18.

         The accompanying notes are an integral part ofthese statements.

Notes to Consolidated Financial Statements
Years ended September 30, 1995, 1994 and 1993
(Dollars in thousands, except per share amounts)         Williams Controls, Inc.


Note 1.  Organization

The Company includes its wholly-owned subsidiaries, Williams Controls Industries, Inc. ("Williams"); Kenco Williams, Inc. ("Kenco"); NESC Williams, Inc. ("NESC"); Williams Technologies, Inc. ("WTI"); Williams World Trade, Inc. ("WWT"); Williams Automotive, Inc.; Aptek Williams, Inc. ("AWI"); Agrotec Williams, Inc. ("AGWI") and its 80% owned subsidiaries Hardee Williams, Inc. ("HWI") and Waccamaw Wheel Williams, Inc. ("WWWI"). The subsidiaries are detailed as follows:

                            Heavy Vehicle Components

Williams Controls Industries, Inc.: Manufactures heavy vehicle components which are sold in the heavy vehicle manufacturing industry to original equipment manufacturers and independent distributors located primarily in the United States and Canada.

                             Automotive Accessories

Kenco Williams, Inc.: Manufactures, assembles, packages and distributes truck and auto accessories for the aftermarket parts industries.

NESC Williams, Inc.: Manufactures conversion kits to allow vehicles to use compressed natural gas and gas metering and regulating products.

Automotive accessory products are sold primarily to mass merchants and auto supply stores in the United States.

                              Electrical Components

Aptek Williams, Inc.: Develops and produces microcircuits, cable assemblies and other electronic products for a wide array of applications including the transportation industry. These products are sold primarily to manufacturers and distributors in the United States.


                         Landscape Maintenance Equipment

Agrotec Williams, Inc.: Manufactures spraying equipment for the professional lawn care, nursery and pest control industries.

Hardee Williams, Inc.: Manufactures and markets products used in highway and park maintenance, landscaping and farming. These products include sprayers, rotary cutters, discs, harrows and trailers.

Waccamaw Wheel Williams, Inc.: Produces solid rubber tail wheels and other rubber products, used primarily on rotary cutters manufactured by Hardee Williams, from recycled truck and bus tires.

Landscape maintenance equipment products are sold to independent equipment dealers located primarily in the southeastern United States.

Notes to Consolidated Financial Statements
Years ended September 30, 1995, 1994 and 1993
(Dollars in thousands, except per share amounts)         Williams Controls, Inc.




                               Other Subsidiaries

Williams  Technologies,  Inc.:  Supports  all  subsidiaries  of the  Company  by
providing   research  and   development   and  developing   strategic   business
relationships to promote "technology partnering."

Williams World Trade, Inc.: Located in Kuala Lumpur, Malaysia, Williams World Trade manages foreign sourcing for all subsidiaries of the Company. At September 30, 1995 Williams World Trade had no significant operations.

Williams Automotive, Inc.: Markets the Company's products to the automotive industry.


Note 2.  Significant Accounting Policies

Principles of Consolidation - The Consolidated Financial Statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Inventories - Inventories are valued at the lower of cost (first-in, first-out) or market.

Property, Plant and Equipment - Land, buildings, equipment and improvements to existing facilities are recorded at cost. Maintenance and repairs are expensed as incurred. Depreciation has been computed using the straight-line method over the estimated useful lives of property and equipment as follows: buildings 31.5 years, machinery and equipment 3 to 12 years, and office furniture 10 years. Capitalized leases are amortized using the same method over the shorter of the estimated useful lives or the lease term.

Cost in Excess of Net Assets of Businesses Acquired - The excess of cost over net assets of acquired companies is being amortized using the straight-line method over periods not exceeding 40 years. At each balance sheet date, management assesses whether there has been an impairment in the carrying value of cost in excess of net assets of businesses acquired, primarily by comparing current and projected sales, operating income and annual cash flows, on an undiscounted basis, with the related annual amortization expenses as well as considering the equity of such companies.

Concentration of Credit Risk - The Company invests a portion of its excess cash in debt instruments of financial institutions with strong credit ratings and has established guidelines relative to diversification and maturities that maintain safety and liquidity. The Company has not experienced any losses on its cash equivalents. The Company sells its products to customers in diversified industries worldwide. The Company performs ongoing credit evaluations of its customers' financial condition and maintains allowances for potential credit losses. Actual losses and allowances have been within management's expectations.

Deferred Debt Issuance Costs - Costs incurred in the acquisition of debt financing are amortized over the term of the debt agreement.

Notes to Consolidated Financial Statements
Years ended September 30, 1995, 1994 and 1993
(Dollars in thousands, except per share amounts)         Williams Controls, Inc.



Product Warranty - The Company provides a warranty covering defects arising from products sold. The warranty is limited to a specified time period, mileage or hours of use, and varies by product and application. The Company has provided a reserve, which in the opinion of management, is adequate to cover such warranty costs.

Research and Development Costs - Research and development costs are expensed as incurred.

Income Taxes - Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statement of operations in the period that includes the enactment date.

Post Retirement Benefits - Effective October 1, 1993 the Company adopted Statement of Financial Accounting Standards No. 106, Employers' Accounting for Post Retirement Benefits Other than Pensions. Statement 106 requires the Company to accrue retiree insurance benefits over the period in which employees become eligible for such benefits. The Company implemented Statement 106 by amortizing the transition obligation over twenty years.

Earnings per Share - Primary and fully diluted earnings per share are computed on the basis of the weighted average number of shares outstanding plus the common stock equivalents which would arise from the exercise of stock options and warrants. The primary earnings per share calculation uses the weighted average share price for the period. Fully diluted earnings per share uses the period-end share price when higher than the weighted average share price for the period. The average number of shares (in thousands) outstanding was:

                                                                        1995            1994             1993
                                                                        ----            ----             ----
         Primary                                                      17,600          16,800           14,000
         Fully diluted                                                17,600          16,800           15,300

Reclassifications - Certain amounts previously reported in the 1993 and 1994 financial statements have been reclassified to conform to classifications in the 1995 financial statements.

Recent FASB Pronouncements - The Financial Accounting Standards Board has recently issued SFAS No. 107, Disclosures about Fair Value of Financial Instruments; No. 119, Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments; and SFAS No. 121, Accounting for Impairment of Long-lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS No. 107 and No. 119 are effective for the Company for fiscal years ending after December 15, 1995, and SFAS No. 121 is effective for fiscal years beginning after December 15, 1995. Adoption of SFAS No. 107, No. 119 and No. 121 are not expected to have a material impact on the Company's financial position or results of operations.

Notes to Consolidated Financial Statements
Years ended September 30, 1995, 1994 and 1993
(Dollars in thousands, except per share amounts)         Williams Controls, Inc.



Note 3.  Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management makes these estimates using the best information available at the time the estimates are made; however, actual results could differ from these estimates.


Note 4.  Accounts Receivable

                                                                        1995            1994
                                                                      ------          ------
         Accounts receivable, trade, net of
            allowances of $325 and $125                              $ 9,928          $7,414
         Other receivables                                               593             966
                                                                      ------           -----
                                                                     $10,521          $8,380
                                                                      ======           =====

At September 30, 1995 and 1994, no one customer accounted for more than 10% of trade accounts receivable.


Note 5.  Inventories

                                                                        1995            1994
                                                                      ------          ------
         Raw material                                                 $6,401          $2,138
         Work in process                                               1,031             414
         Finished goods                                                5,555           4,055
                                                                      ------           -----
                                                                     $12,987          $6,607
                                                                      ======           =====

Finished goods include component parts and finished product ready for shipment.

Notes to Consolidated Financial Statements
Years ended September 30, 1995, 1994 and 1993
(Dollars in thousands, except per share amounts)         Williams Controls, Inc.



Note 6.  Note Receivable, Affiliate

During 1994 the Company provided a $7,000 revolving loan facility to Ajay Sports, Inc. ("Ajay") for Ajay's operating subsidiary. Ajay manufactures and distributes golf and billiard accessories primarily to retailers throughout the United States. The loan to Ajay was recorded as a note receivable, affiliate in the Consolidated Balance Sheets. In July 1995 Ajay obtained an $8,500 credit facility which was used to pay off the revolving loan provided by the Company. The Company has guaranteed Ajay's $8,500 credit facility and is charging Ajay a fee of 1/2 of 1% per annum of the outstanding loan amount for providing this guaranty. The Chairman and President of the Company is also Chairman and President of Ajay, and has guaranteed Ajay's obligation to the Company under the loan guaranty.

In exchange for the Company providing interim financing, the Company received an option to purchase up to 15,228,520 shares of Ajay common stock (which would represent approximately 45% of Ajay's then outstanding common stock) and received manufacturing rights in certain Ajay facilities through 2002, under a joint venture agreement. At September 30, 1995 the Company has vested options to acquire 11,110,873 shares of Ajay common stock at prices ranging from $.34 to $.50 per share.

In October 1995 Ajay increased its bank line from $8,500 to $13,500 and the Company increased its guaranty of this loan from $8,500 to $13,500. The Chairman and President of the Company, who also is Chairman and President of Ajay, correspondingly increased his guaranty to the Company from $8,500 to $13,500. The increase allowed Ajay to complete two acquisitions. All other terms of the agreement between the Company and Ajay remained as described above.


Note 7.  Investment in Affiliate

In October 1994 the Company exercised options to acquire 4,117,647 shares of Ajay common stock through a reduction in the note receivable in the amount of $1,400, resulting in the Company owning approximately 18% of Ajay's then outstanding common stock. The investment in Ajay is recorded as an investment in affiliate in the Consolidated Balance Sheets net of the Company's equity interest of $282 in Ajay's loss for the twelve-month period ended September 30, 1995. The Company is required to account for the investment in Ajay on the equity method due to common ownership by the Chairman and President of the Company who is also Chairman and President of Ajay. If valued at the September 30, 1995 quoted closing price of publicly traded Ajay shares, the calculated value of the Company's investment in Ajay would be approximately $2,574.

Notes to Consolidated Financial Statements
Years ended September 30, 1995, 1994 and 1993
(Dollars in thousands, except per share amounts)         Williams Controls, Inc.



Following is a summary of condensed unaudited financial information of Ajay as of and for the twelve months ended September 30, 1995:

                                                                                       1995
                                                                                  ----------
                                                                                 (unaudited)


         Current assets                                                             $  9,405
         Other assets                                                                  1,577
                                                                                     -------
                                                                                    $ 10,982
                                                                                     =======

         Current liabilities                                                        $  2,870
         Other liabilities                                                             3,600
         Stockholders' equity                                                          4,512
                                                                                     -------
                                                                                    $ 10,982
                                                                                     =======

         Net sales                                                                  $ 15,645
                                                                                     =======
         Gross margin                                                               $  2,083
                                                                                     =======
         Net Loss                                                                   $(1,565)
                                                                                     =======

At September 30, 1995 Ajay has approximately $4,403 of outstanding preferred stock that is convertible to approximately 5,800,000 shares of Ajay common stock and outstanding options and warrants (in addition to the Company's options) to purchase approximately 3,900,000 of Ajay common stock at prices ranging from $.34 to $1.00 per share (unaudited).


Note 8.  Capital Leases

The Company leases equipment accounted for as capital leases. Taxes, insurance and maintenance expenses related to the leased property are paid by the Company. Future minimum lease payments at September 30, 1995 are as follows:

         Total future minimum lease payments               $ 386

            Less amount representing interest                 59
                                                            ----
         Present value of net minimum lease payments         327

         Less current installments of
            obligations under capital leases                 161
                                                            ----
         Long-term obligations under capital leases        $ 166
                                                            ====

Future minimum lease payments by year through 1999 are as follows: $161, $148, $56 and $21.

Notes to Consolidated Financial Statements
Years ended September 30, 1995, 1994 and 1993
(Dollars in thousands, except per share amounts)         Williams Controls, Inc.



Note 9.  Debt

In July 1995 the Company obtained a $30,000 credit facility to replace its previous financing package comprised of term loans of $8,600 and a revolving loan of $10,000. The $30,000 credit facility is a 3 year revolving loan which carries an interest rate at either the bank's prime rate or the Interbank Offering Rate (IBOR) plus 2% to 3% depending upon certain financial ratios. The Company has the option to borrow at the bank's prime rate or the IBOR plus rate. The Company has borrowed approximately $15,000 under the new credit facility with interest at 7.9% which is IBOR plus 2%. The weighted average interest rates on the Company's revolving lines of credit for the years ended September 30, 1995, 1994 and 1993 were 9.0%, 8.9% and 8.3%, respectively.

The Company has pledged substantially all of its assets as collateral for the credit facility. The Company is required to maintain a minimum net worth and maintain certain financial ratios. The loan agreement also contains certain restrictions that limit acquisitions, investments, payment of dividends, and capital expenditures.

                                                                                       1995             1994
                                                                                      ------           ------
   Bank:
      Revolving line of credit, due in 1998 -
      variable interest rate (7.9% at September 30, 1995),
      interest only payments                                                         $15,000        $       -

      Mortgage  loan,  due in 2005 - variable  interest rate
      (10.8% at September 30, 1995), payable in monthly
      installments of $8 plus interest                                                   975                -

      Mortgage loan - variable interest rate, payable in
      monthly installments of $20 plus interest                                            -            2,390

      Term loan - variable interest rate, payable in
      monthly installments of $44 plus interest                                            -            2,625

      Term loan - variable interest rate, payable in
      monthly installments of $83 plus interest                                            -            3,000

   Other:
      8.8% mortgage loan, due in 2003, payable in monthly
      installments of $21 including interest                                           1,454            1,576

      Unsecured subordinated note payable, due in 2005,
      interest only at prime (8.75% at September 30, 1995)                               750                -

      Other                                                                               68               68
                                                                                      ------            -----
                                                                                      18,247            9,659
          Less current portion                                                           301            1,886
                                                                                      ------            -----
                                                                                     $17,946           $7,773
                                                                                      ======            =====

Notes to Consolidated Financial Statements
Years ended September 30, 1995, 1994 and 1993
(Dollars in thousands, except per share amounts)         Williams Controls, Inc.



Maturities of long-term debt are as follows:

         1996                           $    301
         1997                                245
         1998                             15,259
         1999                                273
         2000                                289
         Thereafter                        1,880
                                          ------
                                        $ 18,247
                                          ======

Note 10.  Accounts Payable and Accrued Expenses

                                                                                        1995             1994
                                                                                        ----           ------
         Accounts payable                                                             $4,357           $2,946
         Accrued wages and
            employee benefits                                                          1,613            1,304
         Other                                                                         1,356              350
         Income taxes payable                                                             93              179
                                                                                      ------           ------
                                                                                      $7,419           $4,779
                                                                                       =====            =====


Note 11.  Pension Plans

The Company maintains two pension plans; one plan covers the salaried employees and the other plan covers the hourly employees.

Annual net periodic pension costs under the pension plans are determined on an actuarial basis. The Company's policy is to fund these costs accrued over 15 years and obligations arising due to plan amendments over the period benefitted. The assets and liabilities are adjusted annually based on actuarial results.

Net pension cost is computed as follows:

                                                                        1995            1994             1993
                                                                       -----           -----            -----
         Service cost                                                 $  169          $  133          $   138
         Interest cost                                                   388             327              299
         Actual return on plan assets                                  (360)           (354)            (314)
         Other components                                                 29              16               12
                                                                      ------          ------            -----
                                                                      $  226          $  122           $  135
                                                                       =====           =====            =====

The expected long-term rate of return on plan assets is 9.0%. The discount rate and rate of increase in future compensation levels used in determining the actuarial present value of accumulated benefit obligations was 8.0% and 5.0% in 1995, and 8.5% and 5.0% in 1994 and 1993.

Notes to Consolidated Financial Statements
Years ended September 30, 1995, 1994 and 1993
(Dollars in thousands, except per share amounts)         Williams Controls, Inc.




Statement of Financial Accounting Standards No. 87 requires recognition in the balance sheet of a minimum pension liability for underfunded plans. The minimum liability that must be recognized is equal to the excess of the accumulated benefit obligation over plan assets. The minimum liability for the Company's underfunded plan of $551 has been recorded as a long-term liability with a partially offsetting intangible asset of $278 recorded in other assets and a reduction of stockholders' equity of $273.

The funded status as of September 30 is as follows:

                                                                            Assets exceed         Accumulated
                                                                              accumulated            benefits
              1995                                                               benefits       exceed assets
              ----                                                          -------------       -------------

         Actuarial present value of vested benefits                             $  2,024             $  2,371
         Actuarial present value of non-vested benefits                               92                  411
                                                                                --------              -------

         Accumulated benefits obligation                                           2,116                2,782
                                                                                 =======              =======

         Actuarial present value of projected benefits obligation                (2,587)              (2,782)
         Plan assets at fair market value                                          2,468                2,175
                                                                                 -------              -------

         Funded status                                                             (119)                (607)
                                                                                ========              =======

         Unrecognized net gains (losses)                                            (64)                (272)
         Prior service costs                                                        (57)                (279)
         Prepaid (accrued) pension cost                                                2                 (56)
                                                                                --------              -------

         Funded status                                                         $   (119)             $  (607)
                                                                                ========              =======

                                                                           Assets exceed          Accumulated
                                                                             accumulated             benefits
              1994                                                              benefits        exceed assets
              ----                                                         -------------        -------------

         Actuarial present value of vested benefits                             $  1,801             $  2,054
         Actuarial present value of non-vested benefits                               67                  333
                                                                                --------              -------

         Accumulated benefits obligation                                           1,868                2,387
                                                                                 =======              =======

         Actuarial present value of projected benefits obligation                (2,268)              (2,387)
         Plan assets at fair market value                                          2,206                1,800
                                                                                 -------              -------

         Funded status                                                              (62)                (587)
                                                                                 =======              =======

         Unrecognized net gains (losses)                                            (94)                (273)
         Prior service costs                                                        (49)                (243)
         Prepaid (accrued) pension cost                                               81                 (71)
                                                                                 -------              -------

         Funded status                                                          $   (62)             $  (587)
                                                                                 =======              =======

Notes to Consolidated Financial Statements
Years ended September 30, 1995, 1994 and 1993
(Dollars in thousands, except per share amounts)         Williams Controls, Inc.



Note 12.  Income Taxes

The provision for income taxes is as follows:

                                                                              1995         1994          1993
                                                                           -------      -------        ------
         Current:
            Federal                                                         $2,200       $1,821         $ 590
            State                                                              415          370           126
                                                                             -----        -----          ----
                                                                             2,615        2,191           716
         Deferred:
            Federal                                                            173           18           380
            State                                                               37          (9)            79
                                                                            ------       ------        ------
                                                                            $2,825       $2,200        $1,175
                                                                             =====        =====         =====

The reconciliation between the effective tax rate and the statutory federal rate as a percent is as follows:

                                                                              1995         1994          1993
                                                                            ------      -------        ------
         Statutory federal income tax rate                                    34.0         34.0          34.0
         State taxes, net of federal income tax benefit                        4.0          4.0           4.0
         Other                                                                  .2         (.3)          (.5)
                                                                             -----        -----        ------
                                                                              38.2         37.7          37.5
                                                                             =====        =====        ======

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 1995 and 1994 are as follows:

                                                                                           1995          1994
                                                                                         ------        ------
         Deferred tax assets:
            Inventories, due to obsolescence reserve and additional
               costs inventoried for tax purposes pursuant to the
               Tax Reform Act of 1986                                                     $  58         $ 150
            Compensated absences, principally due to accrual
               for financial reporting purposes                                             355           250
            Other reserves, principally due to accrual for
               financial reporting purposes                                                 103           210
                                                                                           ----          ----

            Total gross deferred tax assets                                                 516           610
            Less valuation allowance                                                          -             -
                                                                                          -----         -----
            Net deferred tax assets                                                         516           610
                                                                                           ----          ----

         Deferred tax liabilities:
            Plant and equipment, principally due to differences
               in depreciation and amortization                                             886           770
                                                                                           ----          ----

            Net deferred income taxes                                                     $ 370         $ 160
                                                                                           ====          ====

Notes to Consolidated Financial Statements
Years ended September 30, 1995, 1994 and 1993
(Dollars in thousands, except per share amounts)         Williams Controls, Inc.



Note 13.  Common Stock

The Company has issued stock options at exercise prices ranging from $.34 to $.41 per share, the market value at the date of issue. These options' expiration dates are in 1996 and 1997.

                                                                                                      Average
                                                                                     Number             Price
                                                                                     ------           -------
         Outstanding at September 30, 1992                                          500,000            $  .34

         Granted                                                                    700,000               .41
         Exercised                                                                        -                 -
         Canceled                                                                 (200,000)               .41
                                                                                  ---------             -----
         Outstanding at September 30, 1993                                        1,000,000               .38

         Granted                                                                          -                 -
         Exercised                                                                        -                 -
         Canceled                                                                 (300,000)                 -
                                                                                  ---------             -----
         Outstanding at September 30, 1994                                          700,000               .38

         Granted                                                                          -                 -
         Exercised                                                                        -                 -
         Canceled                                                                         -                 -
                                                                                  ---------             -----
         Outstanding at September 30, 1995                                          700,000            $  .38
                                                                                  =========             =====

The 1993 Stock Option Plan ("Plan") reserves an aggregate of 1,500,000 shares of the Company's common stock for issuance pursuant to the exercise of stock options which may be granted to employees, officers and directors of and consultants to the Company. Under the terms of the Plan, the Company may grant "incentive stock options" or "non-qualified options" at not less than the fair market value on the date of grant. Options granted under the Plan are exercisable as to 25 percent of the shares covered thereby commencing six months after the earlier of the date of grant or the date of employment, and as to an additional 25%, cumulatively, on the first, second and third anniversaries of the date of grant. The Company has granted 468,000 options under the Plan at option prices ranging from $1.63 to $3.23 per share. Stock options exercisable were 236,000, and shares reserved but unissued under the stock option plan were 1,032,000 at September 30, 1995.

During 1995 the shareholders approved a stock option plan which reserves an aggregate of 200,000 shares of the Company's stock for non-employee Directors of the Company. The plan provides for automatic granting of 10,000 options at prices equal to the market value at the date of grant which is the date of the annual shareholders meeting. These options are exercisable as to 25% of the shares thereby on the date of grant and as to an additional 25%, cumulatively on the first, second and third anniversaries of the date of grant. During 1995 options were granted to purchase 30,000 shares at $3.66. At September 30, 1995 there were 30,000 options outstanding at $3.66 per share and 170,000 were available for future grant under the plan.

Notes to Consolidated Financial Statements
Years ended September 30, 1995, 1994 and 1993
(Dollars in thousands, except per share amounts)         Williams Controls, Inc.


Note 14.  Business Segment Information

                                                                              1995         1994          1993
                                                                            ------       ------        ------
         Net sales by classes of similar products
         Heavy vehicle components                                          $35,105      $28,678       $24,500
         Automotive accessories (1)                                         15,863       13,083         1,397
         Landscape maintenance equipment (2)                                 6,783            -             -
         Electrical components (3)                                           2,863            -             -
                                                                            ------       ------        ------
                                                                            60,614       41,761        25,897
                                                                            ======       ======        ======

         Earnings (loss) from operations
         Heavy vehicle components                                            8,738        6,095         3,727
         Automotive accessories (1)                                          (286)          520            23
         Landscape maintenance equipment (2)                                   857            -             -
         Electrical components (3)                                             182            -             -
                                                                            ------       ------        ------
                                                                             9,491        6,615         3,750
                                                                            ======       ======        ======


         Identifiable assets
         Heavy vehicle components                                           18,624       20,795        13,170
         Automotive accessories (1)                                         12,486       11,364         6,836
         Landscape maintenance equipment (2)                                 8,528            -             -
         Electrical components (3)                                           7,544            -             -
                                                                            ------       ------        ------
         Total assets                                                       47,182       32,159        20,006
                                                                            ======       ======        ======


         Capital expenditures
         Heavy vehicle components                                              852          130           377
         Automotive accessories (1)                                            535          239            17
         Landscape maintenance equipment (2)                                   220            -             -
         Electrical components (3)                                              76            -             -
                                                                            ------       ------        ------
                                                                             1,683          369           394
                                                                            ======       ======        ======

         Depreciation and amortization
         Heavy vehicle components                                            1,142          807           613
         Automotive accessories (1)                                            257          165            20
         Landscape maintenance equipment (2)                                   121            -             -
         Electrical components (3)                                             118            -             -
                                                                            ------       ------        ------
                                                                           $ 1,638      $   972       $   633
                                                                            ======       ======        ======

(1)  Acquired August 1993
(2)  Acquired February 1995
(3)  Acquired April 1995

Notes to Consolidated Financial Statements
Years ended September 30, 1995, 1994 and 1993
(Dollars in thousands, except per share amounts)         Williams Controls, Inc.



Note 15.  Net Sales - Export

                                                                              1995         1994          1993
                                                                          --------    ---------     ---------
         Canada                                                           $  5,326     $  4,248      $  3,721
         Other                                                               2,754        2,472         1,377
                                                                            ------       ------        ------
         Net sales-export                                                    8,080        6,720         5,098
         United States                                                      52,534       35,041        20,799
                                                                            ------       ------        ------
         Net sales                                                        $ 60,614     $ 41,761      $ 25,897
                                                                            ======       ======        ======

In 1995 the Company had one customer who accounted for approximately 12% of net sales. In 1994 one customer accounted for approximately 14%, and two customers who each accounted for 10% of net sales. In 1993 two customers accounted for approximately 19% and 14% of net sales. These sales were made by the Company's heavy vehicle components segment. The Company grants credit generally without collateral to its customers. The Company's customers are not concentrated in any geographic region.


Note 16.  Other Benefit Plans

The Company maintains an Employee Stock Ownership Plan (ESOP) for non-union employees. The ESOP may buy shares on the open market or directly from the Company.

The ESOP has been authorized to borrow up to $1,000 from the Company or financial institution to finance the purchase of the Company's common stock. At September 30, 1995 the outstanding balance of the loan was approximately $630 which has been used to finance the purchase of approximately 530,000 shares of common stock. The Company is required to make contributions to the ESOP to repay the loan including interest.

The Company sponsors a 401(k) plan in which eligible salaried employees may elect to contribute a portion of their compensation. The Company contributed approximately $85 and $43 in the form of matching contributions in 1995 and 1994.


Note 17.  Post Retirement Benefits other than Pensions

The Company provides health care and life insurance benefits for many of its retired employees. These benefits are subject to deductibles, co-payment provisions and other limitations. The Company may amend or change the plan periodically. The cost of these benefits is expensed as claims are paid.

Effective October 1, 1993 the Company adopted Financial Accounting Standards Standard No. 106, Employers' Accounting for Post Retirement Benefits other than Pensions (SFAS 106). SFAS 106 requires companies to accrue the cost of post retirement health care and life insurance benefits within employees' active service period rather than recognizing these costs on a cash basis as had been prior practice.

The Company elected to amortize the Accumulated Post Retirement Benefit obligation at October 1, 1993 over twenty years as a component of post retirement benefits expense.

Notes to Consolidated Financial Statements
Years ended September 30, 1995, 1994 and 1993
(Dollars in thousands, except per share amounts)         Williams Controls, Inc.



The following table provides information on the Plan status at September 30, 1995:

         Accumulated Post Retirement Benefit Obligation
            Retirees                                                                                 $  1,207
            Fully eligible active participants                                                            484
            Other active Plan participants                                                                732
                                                                                                      -------
                                                                                                        2,423
         Plan assets                                                                                        -
                                                                                                      -------
         Accumulated post retirement benefit
            obligation in excess of Plan assets                                                         2,423

         Unrecognized gain (loss)                                                                         180
         Prior service cost                                                                              (36)
         Unrecognized transition obligation                                                           (2,064)
                                                                                                      -------

         Accrued post retirement benefit cost
            in the balance sheet                                                                     $    503
                                                                                                      =======

   Post retirement benefits expense for 1995 included the follow components:

         Service cost                                                                                $     49
         Interest cost                                                                                    203
         Amortization of unrecognized net obligation at transition                                        121
                                                                                                      -------
         Post retirement benefits expense                                                            $    373
                                                                                                      =======

The assumed health care cost trend rate used in measuring the Accumulated Post Retirement Benefit Obligation (APBO) ranged between 3%-5% in the first year, declining to 0% after four years. The discount rate used in determining the APBO was 8.0%.

If the assumed medical costs trends were increased by 1%, the APBO as of September 30, 1995 would increase by $8, and the aggregate of the services and interest cost components of the net annual post retirement benefit cost would be increased by $1.

Notes to Consolidated Financial Statements
Years ended September 30, 1995, 1994 and 1993
(Dollars in thousands, except per share amounts)         Williams Controls, Inc.



Note 18.  Acquisitions

In January 1994 the Company acquired the assets of Michiana Performance Group, Inc. for $65 in cash and 100,000 shares of common stock. The number of shares issued in conjunction with the transaction can increase at the end of two years by up to an additional 25,000 shares as part of a price protection provision. The Michiana assets acquired include light-truck and sport-utility vehicle accessories. In January 1994 the Company acquired substantially all of the assets of National Energy Service Company of Zanesville, Ohio for $880 in cash and 40,000 shares of the Company's common stock. The assets acquired include a product line of conversion kits to allow vehicles to use compressed natural gas and gas metering and regulating products. Management does not consider the 1994 acquisitions to be significant.

In February 1995 the Company acquired substantially all the assets valued at approximately $5,400 of Hardee Manufacturing Company, Inc. and the Waccamaw
Wheel division of Red Bluff Grain and Farm Supply, Inc., of Loris, South Carolina. The acquisition was financed through a combination of the assumption of liabilities, debt, cash and 45,000 shares of the Company's common stock. Hardee is a manufacturer of equipment used in highway and park maintenance, landscaping and farming. Its product line includes sprayers, rotary cutters, discs, harrows and highway trailers. Waccamaw Wheel manufactures solid rubber tail wheels from recycled truck and bus tires that are sold to Hardee and other rotary cutter manufacturers. Hardee's and Waccamaw Wheel's products are sold primarily in the southeastern United States. The Company completed the acquisitions through two newly formed subsidiaries each owned 80% by the Company and 20% by the seller.

In April 1995 the Company completed the acquisition of the business assets of Aptek Technologies, Inc. of Deerfield Beach, Florida, for $1,400. In June 1995 the Company acquired the land and building comprising the Aptek operating facilities for $4,600. The $6,000 purchase price was a combination of cash of $4,200 and Company common stock valued at $1,800 (543,806 shares). Aptek designs and produces microcircuits, cable assemblies and other electronic products used in transportation, telecommunication, computer and medical industries.

In August 1995 the Company acquired substantially all the assets of Agrotec, Inc. of Pendleton, North Carolina, for approximately $500 and the assumption of certain liabilities.

The acquisitions have been accounted for as purchases; and accordingly, the results of operations have been included in the Consolidated Statements of Operations from their purchase dates. The unaudited results of operations on a pro forma basis as though the acquisitions had occurred as of October 1, 1994 and 1993 are as follows:

                                                                              1995         1994
                                                                           -------      -------
         Sales                                                             $64,645      $53,582
         Net earnings                                                        4,105        3,123
         Earnings per common share                                             .23          .18

Notes to Consolidated Financial Statements
Years ended September 30, 1995, 1994 and 1993
(Dollars in thousands, except per share amounts)         Williams Controls, Inc.



Note 19.  Quarterly Data (unaudited)

                                                       First          Second            Third            Fourth
                          1995                       Quarter         Quarter (1)       Quarter (1)      Quarter  (1)        Annual
                      --------                    ----------      ----------       -----------       ----------        -----------
Net sales                                       $     11,576     $    15,238     $     18,088     $      15,712      $      60,614
Gross margin                                           3,334           4,443            5,209             4,220             17,206
Operating expenses                                     1,291           1,862            2,387             2,175              7,715
                                                 -----------      ----------      -----------      ------------       ------------
Earnings from operations                               2,043           2,581            2,822             2,045              9,491
                                                 ===========      ==========      ===========      ============       ============
Net earnings                                             988           1,432            1,446               710              4,576
                                                 ===========      ==========      ===========      ============       ============
Minority interest in earnings of consolidated
  subsidiaries                                             -              17               25                22                 64
                                                 -----------      ----------      -----------      ------------       ------------
Net earnings applicable to common shareholders  $        988     $     1,415     $      1,421     $         688      $       4,512
                                                 ===========      ==========      ===========      ============       ============
Primary earnings per common share               $        .06     $       .08     $        .08     $         .04      $         .26
                                                 ===========      ==========      ===========      ============       ============
Fully diluted earnings per common share         $        .06     $       .08     $        .08     $         .04      $         .26
                                                 ===========      ==========      ===========      ============       ============
Weighted average shares outstanding               17,500,000      17,500,000       18,000,000        18,000,000         17,600,000
                                                 ===========      ==========      ===========      ============       ============


                                                       First          Second            Third            Fourth
                          1994                       Quarter         Quarter (2)      Quarter (2)       Quarter (2)         Annual
                        ------                   -----------      ----------       ----------        ----------         ----------
Net sales                                       $      8,007     $    11,076      $    11,340       $    11,338       $     41,761
Gross margin                                           2,276           3,085            3,222             3,159             11,742
Operating expenses                                     1,096           1,296            1,383             1,352              5,127
                                                 -----------      ----------       ----------        ----------         ----------
Earnings from operations                               1,180           1,789            1,839             1,807              6,615
                                                 ===========      ==========      ===========        ==========         ==========
Net earnings                                             604             985              996             1,056              3,641
                                                 ===========      ==========      ===========        ==========         ==========
Preferred stock dividends                                 10               -                -                 -                 10
                                                 -----------      ----------       ----------        ----------         ----------
Net earnings applicable to common shareholders  $        594     $       985      $       996       $     1,056       $      3,631
                                                 ===========      ==========      ===========      ============       ============
Primary earnings per common share               $        .04     $       .06      $       .06       $       .06       $        .22
                                                 ===========      ==========      ===========      ============       ============
Fully diluted earnings per common share         $        .04     $       .06      $       .06       $       .06       $        .22
                                                 ===========      ==========      ===========      ============       ============
Weighted average shares outstanding               15,600,000      17,300,000       17,300,000        17,400,000         16,800,000
                                                 ===========      ==========      ===========      ============       ============



(1) The second, third and fourth quarters of 1995 include the operations of acquisitions from the date of purchase made in February, April and August. Net sales and earnings from operations from these acquisitions were $1,658, $3,915 and $4,093 and $165, $521 and $353 in the second, third and fourth quarters.

(2) The second, third and fourth quarters of 1994 include the operations of acquisitions from date of purchase in January 1994. The results of operations of these acquisitions are not material.

                          INDEPENDENT AUDITORS' REPORT




Board of Directors
Williams Controls, Inc.
Portland, Oregon

We have audited the accompanying consolidated balance sheets of Williams Controls, Inc. and subsidiaries as of September 30, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended September 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Williams Controls, Inc. and subsidiaries as of September 30, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 1995, in conformity with generally accepted accounting principles.








                                             GELFOND  HOCHSTADT  PANGBURN  & CO.






Denver, Colorado
December 15, 1995

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.


                                    Part III


Item 10.Directors and Executive Officers of the Company

Incorporated by reference from the Company's 1996 Proxy Statement.


Item 11.Executive Compensation

Incorporated by reference from the Company's 1996 Proxy Statement.


Item 12.Security Ownership of Certain Beneficial Owners and Management

Incorporated by reference from the Company's 1996 Proxy Statement.


Item 13.Certain Relationships and Related Transactions

Incorporated by reference from the Company's 1996 Proxy Statement.


                                     Part IV


Item 14.Exhibits, Financial Statement Schedules, and Reports on Form 8-K

1.      See Exhibit Index on page 43 of this Form 10-K.

2.      See Index to Financial Statements in Item 8 of this Form 10-K.

3.      See Index to Schedules on page 40 of this Form 10-K.

4.      Reports on Form 8-K.

        A. Report on Form 8-K dated September 11, 1995 amending Form 8-K dated June 29, 1995 reported the following: Item 2. Acquisition or Disposition of Assets and included unaudited consolidated pro forma financial statements for the nine months ended June 30, 1995 and the year ended September 30, 1995.

                                   Signatures


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   WILLIAMS CONTROLS, INC.



Date:  December 15, 1995           By /s/     Thomas W. Itin
      -------------------            -------------------------------------------
                                     Thomas W. Itin, Chairman, President and CEO


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Date:  December 15, 1995           By /s/     Thomas W. Itin
      -------------------            -------------------------------------------
                                     Thomas W. Itin, Chairman, President and CEO


Date:  December 15, 1995           By /s/ Dale J. Nelson
      -------------------            -------------------------------------------
                                     Dale J. Nelson, Controller and
                                     Chief Financial Officer


Date:  December 15, 1995           By /s/ Stanley V. Intihar
      -------------------            -------------------------------------------
                                     Stanley V. Intihar, Director


Date:  December 15, 1995           By /s/ R. William Caldwell
      -------------------            -------------------------------------------
                                     R. William Caldwell, Director


Date:  December 15, 1995           By /s/ H. Samuel Greenawalt
      -------------------            -------------------------------------------
                                     H. Samuel Greenawalt, Director


Date:  December 15, 1995           By /s/ Timothy Itin
      -------------------            -------------------------------------------
                                     Timothy Itin, Director

                             Williams Controls, Inc.
                               Index to Schedules


                                                                            Page

                           Independent Auditors' Report                       41

Schedule II                Valuation and Qualifying Accounts                  42



































All other schedules are omitted because they are not required, not applicable or the required information is given in the Consolidated Financial Statements.

                          INDEPENDENT AUDITORS' REPORT



Board of Directors
Williams Controls, Inc.
Portland, Oregon

We have audited the 1995, 1994 and 1993 consolidated financial statements of Williams Controls, Inc. and subsidiaries, referred to in our report dated December 15, 1995, which is included under Item 8 in this Form 10K. In connection with our audit of these financial statements, we audited the 1995, 1994 and 1993 financial statement schedules, listed under Item 14 of this Form 10K. In our opinion, these financial statement schedules present fairly, in all material respects, the information stated therein, when considered in relation to the financial statements taken as a whole.







                                                GELFOND HOCHSTADT PANGBURN & CO.










Denver, Colorado
December 15, 1995

                             Williams Controls, Inc.
                        Valuation and Qualifying Accounts
                                   Schedule II
                             (Dollars in thousands)



                                                                      Beginning             Charged to
        Description                                                     balance               expenses
        -----------                                                   ---------             ----------

For Year Ended
September 30, 1995

Total reserves for doubtful accounts
   and obsolete inventory                                                $  575                 $1,125
                                                                          =====                  =====





For Year Ended
September 30, 1994

Total reserves for doubtful accounts
   and obsolete inventory                                                $  405                 $  575
                                                                          =====                  =====





For Year Ended
September 30, 1993

Total reserves for doubtful accounts
    and obsolete inventory                                               $  360                 $  110
                                                                          =====                  =====










NOTE: Valuation and qualifying accounts were not individually significant; and, therefore, additions and deductions information has not been provided in this schedule.

                             Williams Controls, Inc.
                                  Exhibit Index


    Exhibit
     Number       Description

        2.1 Agreement and Plan of Reorganization dated February 1, 1994 between the Registrant and Williams Controls Industries, Inc. (Incorporated by reference to Exhibit 2.1 to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1994 (the "March 1994 Form 10-Q"))

        3.1 Certificate of Incorporation of the Registrant as amended. FILED HEREWITH

        3.2       By-Laws  of the  Registrant.  (Incorporated  by  reference  to
                  Exhibit 3.2 to the Registrant's Registration Statement on Form S-18, Registration No. 33-30601-S, as filed with the Commission on August 18, 1989 (the "Registration Statement"))

        4.1 Specimen Unit Certificate (including Specimen Certificate for shares of Common Stock and Specimen Certificate for the Warrants). (Incorporated by reference to Exhibits 1.1 and 1.2 to the Registrant's Registration Statement on Form 8-A, Commission File No. 0- 18083, filed with the Commission on November 1, 1989)

    10.1(a)       Indemnification   Agreement   for   Thomas  W.   Itin   ("Itin
                  Indemnification  Agreement").  (Incorporated  by  reference to
                  Exhibit 10.9 to the Registration Statement)

    10.1(b) Amendment No. 1 to Itin Indemnification Agreement. (Incorporated by reference to Exhibit 10.1(b) to the Registrant's Annual Report on form 10-K for the Fiscal Year Ended September 30, 1993 (the "1993 Form-10K"))

    10.1(c)       Form of Indemnification Agreement for Stanley V. Intihar, Dale
                  J. Nelson, Bradley R. Petersen, R. William Caldwell, H. Samuel Greenawalt and Timothy Itin. (Incorporated by reference to Exhibit 10.1(c) to the Registrant's 1993 Form 10-K)

    10.2(a) Loan Agreement dated July 25, 1995 between Registrant and United States National Bank of Oregon ("the US Bank Agreement"). (Incorporated by reference to Exhibit 10.1(a) to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1995 (the "June 1995 Form 10-Q"))

    10.2(b) Revolving Loan Note under the US Bank Agreement. (Incorporated by reference to Exhibit 10.1(b) to the Registrant's June 1995 Form 10-Q)

    10.2(c) Form of Guaranty under the US Bank Agreement, entered into by each of Aptek Williams, Inc.; Hardee Williams, Inc.; Kenco Williams, Inc.; NESC Williams, Inc.; Waccamaw Wheel Williams, Inc. and Williams Controls Industries, Inc. (Incorporated by reference to Exhibit 10.1(c) to the Registrant's June 1995 Form 10-Q)

    10.2(d) Form of Security Agreement of Registrant under the US Bank Agreement. (Incorporated by reference to Exhibit 10.1(d) to the Registrant's June 1995 Form 10-Q)

                  Exhibit
     Number       Description

    10.2(e) Form of Subsidiary Security Agreement under the US Bank Agreement, entered into by each Aptek Williams, Inc.; Hardee Williams, Inc.; Kenco Williams, Inc.; NESC Williams, Inc.; Waccamaw Wheel Williams, Inc. and Williams Controls Industries, Inc. (Incorporated by reference to Exhibit 10.1(e) to the Registrant's June 1995 Form 10-Q)

    10.2(f) Line of Credit Trust Deed, Assignment of Rents, Security Agreement, and Fixture Filing given by Williams Controls Industries, Inc. under the US Bank Agreement. (Incorporated by reference to Exhibit 10.1(f) to the June 1995 Form 10-Q)

    10.2(g) Contribution and Indemnity Agreement under US Bank Agreement, given by Registrant and Aptek Williams, Inc.; Hardee Williams, Inc.; Kenco Williams, Inc.; NESC Williams, Inc.; Waccamaw Wheel Williams, Inc. and Williams Controls Industries, Inc. (Incorporated by reference to Exhibit 10.1(g) to the Registrant's June 1995 Form 10-Q)

    10.3(a) Guaranty of the Registrant of the obligations of Ajay Sports, Inc. under its $8,500,000 line of credit with United States National Bank of Oregon (the "Ajay Bank Line"). (Incorporated by reference to Exhibit 10.2 to the Registrant's June 1995 Form 10-Q)

    10.3(b)       Supplement  to  Guaranty,   dated  October  2,  1995,  by  the
                  Registrant of the Ajay Bank Line. FILED HEREWITH

       10.4 The Company's 1995 Stock Option Plan for Non-Employee Directors. (Incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1995 (the "March 1995 Form 10-Q"))

       10.5 Amended and Restated Loan and Security Agreement, dated as of March 27, 1995, between Williams Controls Industries, Inc. and Ajay Leisure Products, Inc. (Incorporated by reference to
                  Exhibit 10.3 to the Registrant's June 1995 Form 10-Q)

       10.6 Williams/Ajay Loan and Joint Venture Implementation Agreement dated May 6, 1994, as amended by letter agreement dated April 3, 1995. (Incorporated by reference to Exhibit 10.4 to the Registrant's March 1995 Form 10-Q)

    10.7(a) Mortgage and Security Agreement, dated August 31, 1988, by Sparkomatic Corporation in favor of MetLife Capital Credit Corporation. (Incorporated by reference to Exhibit 10.7(a) to the Registrant's 1993 Form 10-K)

    10.7(b) Mortgage Note in the principal amount of $1,700,000, dated August 31, 1988, from Sparkomatic Corporation to MetLife Capital Credit Corporation. (Incorporated by reference to
                  Exhibit 10.7(b) to the Registrant's 1993 Form 10-K)

    10.7(c) Loan Assumption, Modification and Extension Agreement (the "Assumption Agreement"), dated August 12, 1993, among Kenco Williams, Inc., Sparkomatic Corporation and MetLife Capital Corporation and the Guaranty given by Williams to MetLife to guaranty the obligations of Kenco Williams, Inc. to MetLife thereunder. (Incorporated by reference to Exhibit 10.9 to the Registrant's Post-Effective Amendment No. 1, as filed with the Commission on September 23, 1993, on Form S-3 to the Registration Statement (the "Post-Effective Amendment"))

    Exhibit
     Number       Description

    10.7(d) Guaranty dated as of March 31, 1994 made by the Registrant in favor of MetLife Capital Corporation. (Incorporated by reference to Exhibit 10.1 to the Registrant's March 1994 Form 10-Q)

       10.9 Guaranty dated as of October 2, 1995 by Thomas W. Itin to the Registrant. FILED HEREWITH

      10.10 Guaranty, dated as of October 2, 1995, by Joseph C. Giuffre to the Registrant. FILED HEREWITH

      10.11 Asset Purchase Agreement by and among Hardee Williams, Inc.; Waccamaw Wheel Williams, Inc.; Hardee Manufacturing Company, Inc.; Red Bluff Grain and Farm Supply, Inc. and Eldred V. Hardee, and exhibit agreements. (Incorporated by reference to
                  Exhibit 2.1 to the Registrant's Quarterly Report on Form 10-Q for the period ended December 31, 1994 (the "December 1994 Form 10-Q"))

      10.12 Asset Purchase Agreement, dated April 12, 1995, by and among the Registrant; Aptek Williams, Inc.; Aptek Technologies, Inc.; Hillsboro Realty Associates and David H. Rush. (Incorporated by reference to Exhibit 2.1(a) to the Registrant's March 1995 Form 10-Q)

       21.1       List of Subsidiaries.  See Item 1 in this report.

         27       Financial Data Schedule.  FILED HEREWITH

                            CERTIFICATE OF AMENDMENT
                                       OF
                          CERTIFICATE OF INCORPORATION



         WILLIAMS CONTROLS, INC., a corporation organized and existing under and by virtue of the General Corporation Law of the State of Delaware,

DOES HEREBY CERTIFY THAT:

         FIRST: That at a meeting of the Board of Directors of WILLIAMS CONTROLS, INC., resolutions were duly adopted setting forth a proposed amendment of the Certificate of Incorporation of said corporation, declaring said amendment to be advisable, and to present said amendment at the annual meeting of the stockholders of said corporation for consideration thereof. The resolution setting forth the proposed amendment is as follows:

         RESOLVED, that the present Article SEVENTH of the Corporation's Certificate of Incorporation shall be replaced in its entirety by the following:

                  "SEVENTH: The business and affairs of this corporation shall be managed by or under the direction of the Board of Directors. The Board of Directors shall consist of one or more members which may from time to time be increased or decreased in such manner as shall be provided by the Bylaws of this corporation. Election of directors or their appointment need not be by written ballot unless required by the Bylaws. The requisite quorum for the transaction of business at a meeting of the Board of Directors shall consist of one-third of the total number of directors.

                  At the annual meeting of stockholders at which this Article is adopted, the directors shall be divided into three classes, designated Class I, Class II, and Class III, each director to serve for a three-year term and each class to be as nearly equal in number as possible. The initial term of office of the Class III directors shall expire at the corporation's first subsequent annual meeting following adoption of this Article, the initial term of office of the Class II directors shall expire at the corporation's second subsequent annual meeting following adoption of this Amendment, and the initial term of office of the Class I directors shall expire at the corporation's third subsequent annual meeting following adoption of this Article. Upon expiration of these initial terms, directors elected to succeed to those directors whose terms have expired shall be elected for three-year terms of office.

                  If the number of directors is changed, any increase or decrease shall be apportioned among the classes so as to maintain or attain, if possible, the equality of the number of directors in each class. If such equality is not possible, the increase or decrease shall be apportioned among the classes in such a way that the difference in the number of directors in any two classes shall not exceed one. In no case will a decrease in the number of directors shorten the term of any incumbent director.

                  In furtherance and not in limitation of the powers conferred by statute, the Board of Directors is expressly authorized:

                  A. To manage and govern the corporation by majority vote of members present at any regular or special meeting at which a quorum shall be present unless the act of a greater number is required by the laws of Delaware, the Certificate of Incorporation or the Bylaws of this corporation.

                  B. To determine from time to time whether, to what extent, at what times and places and under what conditions and regulations the accounts, books and papers of the corporation, or any of them, shall be open to the inspection of the stockholders, and no stockholder shall have any right to inspect any account, book or document of the corporation, except as and to the extent expressly provided by law with reference to the right of stockholders to examine the original or duplicate stock ledger, or otherwise expressly provided by law, or except as expressly authorized by resolution of the Board of Directors.

                  C. Except to the extent prohibited by law, the Board of Directors shall have the right (which, to the extent exercised, shall be exclusive) to establish the rights, powers, duties, rules and procedures that from time to time shall govern the Board of Directors and each of its members including without limitation the vote required for any action by the Board of Directors, and that from time to time shall affect the directors' power to manage the business and affairs of the corporation; and no Bylaw shall be adopted by stockholders which shall impair or impede the implementation of the foregoing.

                  D.  To adopt, amend, or repeal the Bylaws of the corporation.

         SECOND: That at the annual meeting of the stockholders of said corporation duly called and held on February 22, 1995, the proposed amendment was presented to the stockholders for their approval, and the necessary number of shares as required by statute were voted in favor of the amendment.

         THIRD: That said amendment was duly adopted in accordance with the provisions of Section 242 of the General Corporation Law of the State of Delaware.

         IN WITNESS WHEREOF, WILLIAMS CONTROLS, INC. has caused this certificate to be signed by Thomas W. Itin, its President, and Robert R. Hebard, one of its Assistant Secretaries, this 27th day of February, 1995.


                                                  WILLIAMS CONTROLS, INC.
ATTEST:

By   /s/ Robert R. Hebard                         By   /s/ Thomas W. Itin
   --------------------------                         --------------------------
   Robert R. Hebard                                    Thomas W. Itin, President
   Assistant Secretary

                               CERTIFICATE OF THE
                 POWERS, DESIGNATIONS, PREFERENCES AND RELATIVE,
                PARTICIPATING, OPTIONAL AND OTHER SPECIAL RIGHTS
                OF THE 10% MANDATORY CONVERTIBLE PREFERRED STOCK
                                       OF
                             WILLIAMS CONTROLS, INC.



                         PURSUANT TO SECTION 151 OF THE
                       GENERAL CORPORATION LAW OF DELAWARE



         The following resolution was duly adopted by the Board of Directors of Williams Controls, Inc. (the "Corporation") at a meeting of the Board of Directors of the Corporation held on November 22, 1988:

         RESOLVED, that the Board of Directors, pursuant to the authority vested in it by the provisions of the Corporation's Certificate of Incorporation, hereby establishes a series of preferred stock, consisting of 2,000 shares, which shall be called the 10% Mandatory Redeemable Convertible Preferred Stock, for which a copy of the powers, designations, preferences and relative, participating, optional and other special rights was presented to and adopted by this meeting and is attached as Exhibit A.

         WE, the undersigned, being the President and Secretary of the Corporation, do make this Certificate, hereby declaring and certifying that this is the act and deed of the Corporation and that the facts stated herein are true, and accordingly have hereunto set our hands this 1st of December, 1988.



                                                        /s/ John C. Miller
                                                       -------------------------
                                                       John C. Miller, President

ATTEST:



   /s/ Joseph W. Hovorka
---------------------------------
Joseph W. Hovorka, Secretary

[SEAL]

                                    EXHIBIT A

                 POWERS, DESIGNATIONS, PREFERENCES AND RELATIVE,
                PARTICIPATING, OPTIONAL AND OTHER SPECIAL RIGHTS
                OF THE 10% MANDATORY CONVERTIBLE PREFERRED STOCK
                                       OF
                             WILLIAMS CONTROLS, INC.


         Section 1. Designation and Amount. The shares of this series shall be designated as "10% Mandatory Redeemable Convertible Preferred Stock" (the "10% Preferred Stock") of Williams Controls, Inc., a Delaware corporation (the "Corporation") and the number of shares constituting this series shall be 2,000.

         Section 2. Dividend Rights. The holders of the 10% Preferred Stock shall be entitled to receive, out of any funds legally available therefor, dividends, payable in preference and priority to any payment of any dividend on shares of the Corporation's common stock, $.01 par value (the "Common Stock") and in an amount per share of up to $100 annually, payable monthly if, as, and when dividends are declared by the Board of Directors. Such dividends shall accumulate, without interest, to the extent that dividends are not paid on a monthly basis.

         Section 3. Liquidation Rights. In the event of a liquidation or winding up of the Corporation, the holder of each share of 10% Preferred Stock shall be entitled to receive a preferential amount equal to $1,000 per share plus accumulated, unpaid dividends before any amount shall be paid to the holders of shares of the Corporation's Common Stock. In the event that the assets of the Corporation are insufficient to permit full payment to the holders of 10% Preferred Stock as herein provided, then such assets shall be distributed ratably among the outstanding 10% Preferred Stock. After the payment or the setting apart of payment to the holders of 10% Preferred Stock of the preferential amounts so payable to them, the holders of 10% Preferred Stock shall be entitled to no further distribution.

         For purposes of this Section 3, a liquidation shall not be deemed to be occasioned by, or to include, the Corporation's sale of all or substantially all of its assets of its assets or the acquisition of the Corporation by another entity by way of merger or consolidation resulting in the exchange of the outstanding shares of the Corporation for securities or consideration issued, or caused to be issued, by the acquiring Corporation or its subsidiary.

         The per share liquidation preferences to be paid to the holders of 10% Preferred Stock hereunder shall be subject to equitable adjustment by a resolution of the Board of Directors to reflect any stock splits, stock combinations, or stock subdivisions.

         Section 4.  Redemption Rights.

         (A) Mandatory Redemption. In the event the Corporation completes a public offering raising at least $3,000,000 in net proceeds (the "Public Offering") and provided further the Corporation has available Sufficient Cash Flow from Operations the Corporation shall redeem shares of the 10% Preferred Stock on a pro rata basis which have a liquidation value of not more than $1,000,000 (not including accrued but unpaid dividends) during the four or more months immediately following the month in which the Public Offering is completed. To the extent the Public Offering raises net proceeds in excess of $3,000,000, the Corporation shall redeem additional shares of the 10% Preferred Stock on a dollar-for-dollar basis based on the liquidation value (not including accrued but unpaid dividends) of the shares of 10% Preferred Stock, provided that the Corporation has available Sufficient Cash Flow from Operations. Only whole shares of 10% Preferred Stock shall be redeemed. For the purposes of this Subsection 4(A), the term "Sufficient Cash Flow From Operations" means during any accounting period (which may be monthly, quarterly, or yearly): (i) the excess of the Corporation's net income from operations calculated in accordance with generally accepted accounting principles (ii) over the amount the Corporation reasonably believes necessary to sustain operations over the subsequent such period. The Corporation's belief may be based on financial statements prepared by the Corporation in the ordinary course of its business, and such financial statements need not be audited.

         (B) Redemption Price. The shares of the 10% Preferred Stock shall be redeemed at a price of $1,000 per share plus a sum equal to all accrued and unpaid dividends on such shares to the date set for redemption (the "Redemption Date").

         (C) Procedure for Redemption. Notice of redemption of the 10% Preferred Stock shall be mailed to each holder of record of the shares to be redeemed, at the stockholder's address of record, not less than 15 days prior to the Redemption Date. Redemption shall be pro rata among all holders of the 10% Preferred Stock. The notice of redemption shall specify the date, time and place of redemption, the redemption price, the date when the shares of 10% Preferred Stock cease to be convertible, and the number of shares thereof which are to be redeemed. As described more fully below, holders of the 10% Preferred Stock shall have the right to convert shares of the 10% Preferred Stock into shares of Common Stock any time prior to the Redemption Date.

                  Unless default shall be made in the payment in full of the redemption price and any accrued and unpaid dividends, dividends on the shares called for redemption shall cease to accrue on the Redemption Date, and all rights of the holders of those shares as stockholders of the Corporation by reason of the ownership of those shares shall cease on the Redemption Date, except the right to convert to Common Stock any shares theretofore tendered for Conversion and except the right to receive the amount payable upon redemption of the shares on presentation and surrender of the respective certificates representing the shares, and the shares shall not after the

Redemption Date be deemed to be outstanding. In case fewer than all the shares represented by any such certificates are redeemed, a new certificate shall be issued representing the unredeemed shares without cost to the holder thereof.

                  Any shares of the 10% Preferred Stock which shall at any time have been redeemed, or which shall have been converted pursuant to Section 5 below, shall, after such redemption or conversion, have the status of authorized but unissued shares of Preferred Stock, without designation, and may be redesignated and reissued.

         Section 5. Conversion Rights. The holders of the shares of the 10% Preferred Stock shall have the right, at their option, to convert shares of the 10% Preferred Stock into shares of Common Stock of the Corporation at any time before the Redemption Date, upon the following terms:

                  (A) The shares of the 10% Preferred Stock shall be convertible at the office of the Corporation and at such other office or offices, if any, as the Board of Directors may designate, into fully paid and nonassessable shares of Common Stock of the Corporation. Each share of the 10% Preferred Stock shall be convertible into shares of the Corporation's Common Stock at a conversion price of $1.25 per share of Common Stock or 800 shares of Common Stock per share of 10% Preferred Stock (the "Conversion"), plus the amount of any accrued and unpaid dividends and subject to adjustment from time to time in certain instances as hereinafter provided.

                  (B) In order to convert shares of the 10% Preferred Stock into shares of Common Stock, the holder thereof shall surrender at the office of the Corporation, or at such other office or offices as the Board of Directors may designate, the certificate of certificates therefor, duly endorsed to the Corporation or in blank, and give written notice to the Corporation at said office that the holder elects to convert the shares and the name or names in which the certificate or certificates for shares of Common Stock are to be issued. Shares of the 10% Preferred Stock shall be deemed to have been converted immediately prior to the close of business on the day the notice and the certificate or certificates representing shares surrendered for conversion are received in accordance with the foregoing provisions, and after such time the person or persons entitled to receive the Common Stock issuable upon the Conversion shall be treated for all purposes as the record holder or holders of such Common Stock (the "Conversion Date"). As promptly as practicable after the receipt of the notice and the surrendered shares as aforesaid, the Corporation shall issue and deliver at said office a certificate or certificates for the number of full shares of Common Stock issued upon the Conversion, together with a cash payment in lieu of any fractional share as hereinafter provided to the person or persons entitled to receive the same.

                  (C) No fractional shares of Common Stock will be issued upon Conversion, but any such fractions will be adjusted in cash on the basis of the then current market value of the Common Stock, which shall be deemed to be the average of the reported last closing bid and asked prices of the Common Stock on the National Association of Securities Dealers Automated Quotation System ("NASDAQ"), or similar organization if NASDAQ is no longer reporting such information, or (2) if the Common Stock is listed or admitted to trading on a United States securities exchange registered under the Securities Exchange Act of 1934, the reported last sale price regular way or, in case no such reported sale takes place on any day, the average of the reported closing bid and asked prices regular way, in either case on the Composite Tape, or, if the Common Stock is not quoted on the Composite Tape, on the principal such securities exchange registered on which the Common Stock is listed or admitted to trading. If on any such date the Common Stock is not quoted by any such organization, the fair value of such Common Stock on such, as determined by the Board of Directors shall be used.

                  (D) Adjustments for stock dividends, stock splits, mergers or reorganizations, etc.

                  (1) In case prior to the Conversion Date as to any shares of 10% Preferred Stock (the "Converted Shares") the Corporation shall fix a record date or otherwise establish a date (the "Record Date") for the determination of holders of Common Stock entitled to receive a stock dividend or other distribution payable in shares of Common Stock: (a) and such dividend or other distribution is paid prior to the Conversion Date, then upon conversion, holders of the Converted Shares shall receive such additional number of shares of Common Stock as they would have been entitled to receive had they converted the 10% Preferred Stock prior to the Record Date; or (b) and such dividend or other distribution is paid following the Conversion Date, then the Corporation shall pay additional shares of Common Stock to the holders of the Converted Shares as they would have been entitled to receive had they converted the 10% Preferred Stock prior to the Record Date.

                  (2) In case prior to the Conversion Date as to any shares of 10% Preferred Stock the Corporation shall fix a record date or establish a date for the determination of holders of Common Stock entitled to receive shares of stock or other securities or property in connection with the merger or consolidation of the Corporation with or into another Corporation or the conveyance of all or substantially all of the assets of the Corporation to another Corporation, and such shares of stock or other securities or property shall not have been delivered to the holders of Common Stock on or prior to the Conversion Date, then, in any such event, the holders of the shares of Common Stock issued or issuable on Conversion of the 10% Preferred Stock shall be entitled to receive on the date of delivery of such stock or other securities or property, that pro rata portion of such stock or other securities or property to which such holder of 10% Preferred Stock would have been entitled if such delivery had been prior to the Conversion Date.

                  (E) The Corporation will not, by amendment of its Articles of Incorporation or through any reorganization, transfer of assets, consolidation, merger, dissolution, issue or sale of securities or any other voluntary action, avoid or seek to avoid the observance or performance of any of the terms to be observed or performed hereunder by the Corporation but will at all times in good faith assist in the carrying out of all the provisions of this Section 5 and in the taking of all such action as may be necessary or appropriate in order to protect the conversion rights of the holders of the 10% Preferred Stock against impairment.

         Section 6. Voting Rights. Except as otherwise provided in the General Corporation Law of Delaware, the holders of 10% Preferred Stock shall not be entitled to vote on any matter but shall be entitled to notice of any stockholders' meetings.

                          CERTIFICATE OF INCORPORATION

                                       OF

                             WILLIAMS CONTROLS, INC.

         FIRST: The name of the corporation is Williams Controls, Inc.

         SECOND: The address of the registered office of the corporation in the State of Delaware is 229 South State Street, City of Dover, County of Kent, State of Delaware 19901. The name of the corporation's registered agent at that address is The Prentice-Hall Corporation System, Inc.

         THIRD: The purpose of the corporation is to engage in any lawful act or activity for which a corporation may be organized under the Delaware General Corporation Law ("DGCL").

         FOURTH:

         A. The total number of shares of capital stock which the corporation shall have authority to issue is 100,000,000 shares, consisting of 50,000,000 shares of common stock, $.01 par value (the "Common Stock"), and 50,000,000 shares of preferred stock, $.01 par value (the "Preferred Stock").

         B. Shares of Preferred Stock may be issued from time to time in one or more classes or series as may be determined from time to time by the board of directors of the corporation (the "Board of Directors"), each such class or series to be distinctly designated. Except in respect of the particulars fixed by the Board of Directors for classes or series provided for by the Board of Directors as permitted hereby, all shares of Preferred Stock shall be of equal rank and shall be identical. All shares of any one series of Preferred Stock so designated by the Board of Directors shall be alike in every particular, except that shares of any one series issued at different times may differ as to the dates from which dividends thereon shall be cumulative. The voting rights, if any, of each such class or series and the preferences and relative, participating, optional and other special rights of each such class or series and the qualifications, limitations and restrictions thereof, if any, may differ from those of any and all other classes or series at any time outstanding; and the Board of Directors of the corporation is hereby expressly granted authority to fix, by resolutions duly adopted prior to the issuance of any shares of a particular class or series of Preferred Stock so designated by the Board of Directors, the voting powers of stock of such class or series, if any, and the designations, preferences and relative, participating, optional and other special rights and the qualifications, limitations and restrictions of such class or series, including, but without limiting the generality of the foregoing, the following:

                  (1) The distinctive designation of, and the number of shares of Preferred Stock which shall constitute, such class or series, and such number may be increased (except where otherwise provided by the Board of Directors) or decreased (but not below the number of shares thereof then outstanding) from time to time by action of the Board of Directors;

                  (2) The rate and time at which, and the terms and conditions upon which, dividends, if any, on shares of Preferred Stock of such class or series shall be paid, the extent of the preference or relation, if any, of such dividends or the dividends payable on any other class or classes or of any series of the same or any other class or classes of stock and whether such dividends shall be cumulative or non-cumulative;

                  (3) The right, if any, of the holders of shares of Preferred Stock of such class or series to convert the same into, or exchange the same for, shares of any other class or classes or of any series of the same or any other class or classes of stock and the terms and conditions of such conversion or exchange;

                  (4) Whether or not shares of Preferred Stock of such class or series shall be subject to redemption, and the redemption price or prices and the time or times at which, and the terms and conditions upon which, shares of Preferred Stock of such class or series may be redeemed;

                  (5) The rights, if any, of the holders of shares of Preferred Stock of such class or series upon the voluntary or involuntary liquidation of the corporation;

                  (6) The terms of the sinking fund or redemption or purchase account, if any, to be provided for the shares of Preferred Stock of such class or series; and

                  (7) The voting powers, if any, of the holders of shares of such class or series of Preferred Stock.

         FIFTH: The name and mailing address of the Sole Incorporator are as follows:
Barbara E. Pavel
             Name                                        Mailing Address

             Barabara E. Pavel                           1400 Glenarm Place
                                                         Third Floor
                                                         Denver, Colorado  80202
         SIXTH: The name and mailing address of the person who is to serve as a director until the first annual meeting of stockholders or until his successor is elected and qualified are as follows:

             Name                                        Mailing Address

             Gerald Raskin                               1400 Glenarm Place
                                                         Third Floor
                                                         Denver, Colorado  80202

         SEVENTH: The business and affairs of this corporation shall be managed by or under the direction of the Board of Directors. The Board of Directors shall consist of one or more members which may from time to time be increased or decreased in such manner as shall be provided by the Bylaws of this corporation. Election of directors or their appointment need not be by written ballot unless required by the Bylaws. The requisite quorum for the transaction of business at a meeting of the Board of Directors shall consist of a majority of the total number of directors.

         In furtherance and not in limitation of the powers conferred by statute, the Board of Directors is expressly authorized:

         A. To manage and govern the corporation by majority vote of members present at any regular or special meeting at which a quorum shall be present unless the act of a greater number is required by the laws of Delaware, the Certificate of Incorporation or the Bylaws of this corporation.

         B. To determine from time to time whether, to what extent, at what times and places and under what conditions and regulations the accounts, books and papers of the corporation, or any of them, shall be open to the inspection of the stockholders, and no stockholder shall have any right to inspect any account, book or document of the corporation, except as and to the extent expressly provided by law with reference to the right of stockholders to examine the original or duplicate stock ledger, or otherwise expressly provided by law, or except as expressly authorized by resolution of the Board of Directors.

         C. Except to the extent prohibited by law, the Board of Directors shall have the right (which, to the extent exercised, shall be exclusive) to establish the rights, powers, duties, rules and procedures that from time to time shall govern the Board of Directors and each of its members, including without limitation the vote required for any action by the Board of Directors, and that from time to time shall affect the directors' power to manage the business and affairs of the corporation; and no Bylaw shall be adopted by stockholders which shall impair or impede the implementation of the foregoing.

         To adopt, amend, or repeal the Bylaws of the corporation.

         EIGHTH: A director of the corporation shall not be personally liable to the corporation or its stockholders for monetary damages for breach of fiduciary duty as a director, except for liability (i) for any breach of the director's duty of loyalty to the corporation or its stockholders, (ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) under Section 174 of the DGCL, or (iv) for any transaction from which the director derived any improper personal benefit. If the DGCL is amended after approval by the stockholders of this Article to authorize corporate action further eliminating or limiting the personal liability of directors, then the liability of a director of the corporation shall be eliminated or limited to the fullest extent permitted by the DGCL, as so amended.

         Any  repeal  or  modification   of  the  foregoing   paragraph  by  the
stockholders of the corporation shall not adversely affect any right or protection of a director of the corporation existing at the time of such repeal or modification.

         NINTH: The corporation has the right and/or duty to indemnify any person who is or was a director to the fullest extent provided by law.

         The corporation has the right and/or duty to indemnify any person who is or was an officer, employee or agent of the corporation who is not a director to the fullest extent provided by law, or to a greater extent if consistent with law and if provided by resolution of the corporation's stockholders or directors, or in a contract.

         The corporation may purchase and maintain insurance on behalf of any person who is or was a director, officer, employee, fiduciary or agent of the corporation and who while a director, officer, employee, fiduciary or agent of the corporation, is or was serving at the request of the corporation as a director, officer, partner, trustee, employee, fiduciary or agent of any other foreign or domestic corporation, partnership, joint venture, trust, other enterprise or employee benefit plan against any liability asserted against or incurred by him in any such capacity or arising out of his status as such, whether or not the corporation would have the power to indemnify him against such liability under provisions of the DGCL.

         TENTH: Whenever a compromise or arrangement is proposed between the corporation and its creditors or any class of them and/or between the corporation and its stockholders or any class of them, any court of equitable jurisdiction within the State of Delaware may, on the application in a summary way of the corporation or of any creditor or stockholder thereof or on the application of any receiver or receivers appointed for the corporation under the provisions of Section 291 of the DGCL or on the application of trustees in dissolution or of any receiver or receivers appointed for the corporation under the provisions of Section 279 of the DGCL, order a meeting of the creditors or class of creditors, and/or of the stockholders or class of stockholders of the corporation, as the case may be, to be summoned in such manner as the said court directs. If a majority in number representing three-fourths in value of the creditors or class of creditors, and/or of the stockholders or class of stockholders of the corporation, as the case may be, agree to any compromise or arrangement and to any reorganization of the corporation as a consequence of such compromise or arrangement, the said compromise or arrangement and the said reorganization shall, if sanctioned by the court to which the said application has been made, be binding on all the creditors or class of creditors, and/or on all the stockholders or class of stockholders, of the corporation, as the case may be, and also on the corporation.

         ELEVENTH: Subject to the provisions of this Certificate of Incorporation, the corporation reserves the right to amend, alter, change or repeal any provision contained in this Certificate of Incorporation, in the manner now or thereafter prescribed by statute, an all rights conferred upon stockholders herein are granted subject to this reservation.

         I, THE UNDERSIGNED, being the incorporator herebefore named, for the purpose of forming a corporation pursuant to the DGCL, do make this Certificate, hereby declaring and certifying that this is my act and deed and the facts stated herein are true, and accordingly have hereunto set my hand this 2nd of November, 1988.




                                                           /s/ Barbara E. Pavel
                                                          ----------------------
                                                          Barbara E. Pavel, Sole
                                                          Incorporator

SUPPLEMENT TO GUARANTY



                  The undersigned agrees that the principal amount guaranteed under its guaranty dated July 25, 1995 (the "Guaranty"), shall be increased from $8,500,000 to $13,500,000, so as to take into account the increase in the Revolving Loan Commitment and the Bulge Loan Commitment made pursuant to a First Amendment to Revolving Loan Agreement of even date between Ajay Sports, Inc., and United States National Bank of Oregon (the "Amendment").

                  In addition, the following paragraph shall be added as paragraph (i) of Section 10 of the Guaranty:

                  "(i) If Guarantor pays any amounts to Bank to satisfy the Indebtedness or any portion thereof, upon payment in full of all Indebtedness, Bank shall, at Guarantor's request, assign to Guarantor all of Bank's rights in any security interests granted to Bank pursuant to the Loan Agreement and in any documents filed to perfect such security interests."

                  Except as herein modified, the terms and conditions of the Guaranty are reaffirmed and ratified as though fully set forth herein. Undefined terms used herein that are defined in the Amendment shall have the meaning set forth in the Amendment.

                  Dated:  October 2, 1995


                                                              GUARANTOR:
                                                    WILLIAMS CONTROLS,INC.


                                                     By /s/ Thomas W. Itin
                                                        ------------------------
                                                     Name:  Thomas W. Itin
                                                     Title:  President and Chief
                                                              Executive Officer


APPROVED:

UNITED STATES NATIONAL BANK OF OREGON


By /s/ Diane M. Sellers
   -------------------------------
Name:  Diane M. Sellers
Title:  Vice President

                                    GUARANTY


         THIS GUARANTY is entered into effective as of October 2, 1995, by and between Thomas W. Itin ("Itin") and Williams Controls, Inc., a Delaware corporation, and its successors and assigns ("Williams").

         A. For its own benefit and that of its operating subsidiaries, Ajay Sports, Inc. ("Ajay") has obtained financing of up to $13.5 million under a revolving loan agreement dated as of July 25, 1995 between Ajay and United States National Bank of Oregon ("US Bank"), as amended by a First Amendment dated as of October 2, 1995 (as amended, the "Loan Agreement"). The Ajay Loan Agreement is guaranteed by each of Ajay's operating subsidiaries. Further, the Ajay Loan Agreement is secured by the inventory and accounts now existing or after acquired.

         B. Williams has guaranteed repayment of the obligations of Ajay to US Bank under the Loan Agreement (the "Williams Guaranty").

         C. Itin previously delivered to Williams his guaranty in connection with Williams' exercise of stock options to purchase 4,111,647 shares (the "Shares") of Ajay common stock for an aggregate purchase price of $1,400,000, which guaranty is being continued as provided herein.

         D. This Guaranty, when delivered, shall supersede, in all respects the previous guaranty of Itin to Williams and Williams Controls Industries, Inc. dated as of October 4, 1994.

         NOW, THEREFORE, in consideration of Williams' guaranty of Ajay's obligations under the Ajay Loan Agreement and other good and valuable consideration, the adequacy and receipt of which hereby is acknowledged, and intending to be legally bound, the parties hereby covenant and agree as follows:

         1. The Guaranty. Itin hereby absolutely and unconditionally guarantees to Williams repayment of any amounts Williams is required to pay to US Bank upon performance under the Williams Guaranty, including, without limitation, principal, interest and reasonable collection costs, and the Market Value (as hereinafter defined) of the Shares at not less than $1,400,000 on the date, if any, that Itin first becomes obligated to perform under this Guaranty, all of the foregoing being hereinafter referred to as the "Guaranteed Obligations." For purposes of this Guaranty, "Market Value" shall mean the average closing bid price per share of the Ajay common stock as reported on the NASDAQ SmallCap Market or the

3329_2

OTC Bulletin Board, or if none, the National Quotation Bureau's "Pink Sheets."

         2. Application of Payments. Any payment made by Itin under this Guaranty shall be effective to reduce or discharge the liability of Itin hereunder without further notice of any kind.

         3. Continuing Guaranty. Except as otherwise provided herein, this Guaranty shall continue to be in force and be binding upon Itin until terminated in accordance with the provisions of Section 4 below. If Williams is required to perform under the Williams Guaranty, Williams shall give Itin written notice of its performance thereunder and proceed to enforce this Guaranty.

         4. Termination. This Guaranty shall terminate (a) if Williams, without Itin's consent, amends, modifies or extends the Williams Guaranty, or (b) when all of the Guaranteed Obligations are paid in full and 95 days has elapsed since the date of full payment and no bankruptcy, insolvency or similar filing has occurred with respect to Ajay or Itin. Upon the occurrence of any such events, Williams will furnish Itin written cancellation of this Guaranty and will return the original of this Guaranty to Itin.

         5.       General Provisions.

                  (a) No delay on the part of Williams in the exercise of any power or right shall operate as a waiver thereof, nor shall any single or partial exercise of any power or right preclude other or further exercise thereof or the exercise of any other power or right.

                  (b)      This Guaranty may not be assigned.

                  (c) This Guaranty is made under and shall be governed by the laws of the State of Oregon.

                  (d) Notwithstanding any provision herein to the contrary, if Williams is required to perform under the Williams Guaranty, it first will proceed against Ajay and its assets to satisfy the amounts paid to US Bank by Williams under the Williams Guaranty.

                  (e) It is the intention of Williams that Itin will be called upon to satisfy this Guaranty only as a last resort after Williams has exhausted all other remedies available to it.

                  (f) Upon performance of Williams under the Williams Guaranty, and the assignment to Williams by US Bank of US Bank's rights in any security interests granted by Ajay and/or its

3329_2
subsidiaries under the Ajay Loan Agreement and documents filed to perfect such security interests, Williams shall assign to Itin a proportionate interest in the same to the extent Itin pays amounts to Williams to satisfy the Guaranteed Obligations.

         6. Notices. All notices and other communications hereunder shall be in writing and shall be deemed to have been given only if and when (a) personally delivered, or (b) three business days after mailing, postage prepaid, by certified mail, or (c) when delivered (and receipted for) by an overnight delivery service, addressed in each case as follows:

                      (i)       If to Williams to:

                     Dale J. Nelson, Chief Financial Officer
                             Williams Controls, Inc.
                              14100 SW 72nd Avenue
                               Portland, OR 97224
                              FAX NO (503) 684-9675

                      with a copy to:

                            Mary M. Maikoetter, Esq.
                            Friedlob Sanderson Raskin
                           Paulson & Tourtillott, LLC
                          1400 Glenarm Place, Suite 300
                                Denver, CO 80202
                             FAX NO. (303) 595-3970

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

                             Thomas K. Ziegler, Esq.
                        7001 Orchard Lake Road, Suite 424
                         West Bloomfield, MI 48322-3608
                             FAX NO. (810) 851-5651

Persons entitled to notice hereunder may change the address for the giving of notices and communications to it or him, and/or copies thereof, by written notice to the other parties in conformity with the foregoing.


3329_2

         IN WITNESS WHEREOF, Itin has caused this Guaranty to be executed as of the date first above written.

                                              "ITIN"



                                               /s/ Thomas W. Itin
                                               ---------------------------------
                                               Thomas W. Itin, Individually

                                               WILLIAMS CONTROLS, INC.


                                               By  /s/ Dale J. Nelson
                                               ---------------------------------
                                                  Dale J. Nelson, Chief
                                                  Financial Officer


3329_2

                                    GUARANTY



         THIS GUARANTY is dated and delivered effective as of October 6, 1995, by Joseph C. Giuffre ("Giuffre"), for the benefit of Ajay Sports, Inc. ("Ajay"), a Delaware corporation, Palm Springs Golf, Inc. ("PSG"), a Colorado corporation wholly owned by Ajay, Williams Controls, Inc. ("Williams"), a Delaware corporation, and their respective successors and assigns. Ajay and PSG and their successors and assigns are collectively referred to herein as the "Company."

         A. For its own benefit and that of its operating subsidiaries, Ajay has obtained financing of up to $13.5 million under a revolving loan agreement dated as of July 25, 1995 between Ajay and United States National Bank of Oregon ("US Bank"), as amended by a First Amendment dated as of October 2, 1995 (as amended, the "Loan Agreement"). The Ajay Loan Agreement is guaranteed by each of Ajay's operating subsidiaries, including PSG. Further, the Ajay Loan Agreement is secured by the inventory and accounts now existing or after acquired.

         B. Williams has guaranteed repayment of the obligations of Ajay to US Bank under the Loan Agreement (the "Williams/US Bank Guaranty").

         C. Thomas W. Itin, Chairman of the Board, Chief Executive Officer and President of Ajay, has personally unconditionally guaranteed to Williams full repayment by Ajay of up to $13.5 million to Williams if Williams is required to perform under its Guaranty of the Ajay Loan Agreement.

         D. PSG has entered into an Asset Purchase Agreement (the "Asset Agreement") with Palm Springs Golf Company, Inc. ("Palm Springs"), a California corporation, under which PSG has purchased certain assets, subject to certain related liabilities, of Palm Springs.

         E. In connection with the Closing held under the Asset Agreement, the Company has repaid all of Palm Springs outstanding obligations under its credit facility with Bank IV Kansas, N.A. (the "Palm Springs Credit Facility"), of approximately $3.1 million.

         F. Giuffre had personally guaranteed repayment by Palm Springs for amounts owed under the Palm Springs Credit Facility.

         G. Upon the payoff of the Palm Springs Credit Facility, Giuffre was released from his obligations as a guarantor under the Palm Springs Credit Facility.

         H. As partial consideration for the payoff and resulting release of Giuffre under his guaranty to Bank IV, Giuffre has agreed to deliver this Guaranty in connection with the Closing under the Asset Agreement.

         NOW, THEREFORE, in consideration of Giuffre's release from his obligations under a guaranty of the Palm Springs Credit Facility, the extension of credit by Ajay, either under its Loan Agreement or otherwise, to PSG for its operations and expansion of the business, the Williams/US Bank Garanty, and for other good and valuable consideration the adequacy and receipt of which hereby is acknowledged, and intending to be legally bound, Giuffre hereby covenants and agrees as follows:

         1. The Guaranty. Except as otherwise provided in paragraph 2 below, Giuffre hereby absolutely and unconditionally guarantees to Williams repayment of any amounts Williams is required to pay to to US Bank upon performance under the Williams/US Bank Guaranty, including, without limitation, principal, interest and reasonable collection costs (the "Guaranteed Obligations").

         2. Limitation of Guaranty. The maximum amount of the Guaranteed Obligations for which Giuffre shall be liable under this Guaranty shall not exceed $2,000,000 in the aggregate.

         3. Application of Payments. Any payment made by Giuffre under this Guaranty shall be effective to reduce or discharge the liability of Giuffre hereunder without further notice of any kind.

         4. Continuing Guaranty. Except as otherwise provided herein, this Guaranty shall continue to be in force and be binding upon Giuffre until terminated in accordance with the provisions of Section 5 below. If Williams is required to perform under the Williams/US Bank Guaranty, Williams shall give Giuffre written notice of its performance thereunder and proceed to enforce this Guaranty.

         5. Termination. This Guaranty shall terminate on the earlier of (a) January 1, 1998, or (b) when all of the Guaranteed Obligations are paid in full and 95 days has elapsed since the date of full payment and no bankruptcy, insolvency or similar filing has occurred with respect to Williams, Ajay or Giuffre. Upon the occurrence of any such events, Williams will furnish Giuffre written cancellation of this Guaranty and will return the original of this Guaranty to Giuffre.

         6.       General Provisions.

                  (a) No delay on the part of Williams in the exercise of any power or right shall operate as a waiver thereof, nor shall any single or partial exercise of any power or right preclude other or further exercise thereof or the exercise of any other power or right.

                  (b)      This Guaranty may not be assigned.

                  (c) This Guaranty is made under and shall be governed by the laws of the State of Oregon.

         7. Notices. All notices and other communications hereunder shall be in writing and shall be deemed to have been given only if and when (a) personally delivered, or (b) three business days after mailing, postage prepaid, by certified mail, or (c) when delivered (and receipted for) by an overnight delivery service, addressed in each case as follows:

                      (i)       If to Ajay or PSG to:

                                Thomas W. Itin
                                Ajay Sports, Inc.
                                7001 Orchard Lake Road, Suite 424
                                West Bloomfield, MI 48322-3608
                                FAX NO (810) 851-9080

                      with a copy to:

                                 Mary M. Maikoetter, Esq.
                                 Friedlob Sanderson Raskin Paulson & Tourtillott 1400 Glenarm Place, Suite 300
                                 Denver, CO 80202
                                 FAX NO. (303) 595-3970

                      (ii)      If to Williams, to:

                                 Dale J. Nelson
                                 Chief Financial Officer
                                 Williams Controls, Inc.
                                 14100 S.W. 72nd Avenue
                                 Portland, OR 97224
                                 FAX NO (503) 684-8675

                      with a copy to:

                                 Mary M. Maikoetter, Esq.
                                 Friedlob Sanderson Raskin Paulson & Tourtillott 1400 Glenarm Place, Suite 300
                                 Denver, CO 80202
                                 FAX NO. (303) 595-3970

                      (ii)      If to Giuffre, to:

                                 Joseph C. Giuffre
                                 74-824 Lennon Place
                                 Palm Desert, CA 92260
                                 FAX NO. (619) 341-9563
                      with a copy to:

                                Dick Roemer, Esq.
                                Roemer and Harnik
                                45025 Manitou Dr.
                                Indian Wells, CA  92210
                                FAX NO. (619) 360-1211

Persons entitled to notice hereunder may change the address for the giving of notices and communications to it or him, and/or copies thereof, by written notice to the other parties in conformity with the foregoing.

         IN WITNESS WHEREOF, Giuffre has caused this Guaranty to be executed as of the date first above written.

                                                "GIUFFRE"



                                                /s/ Joseph C. Giuffre
                                                --------------------------------
                                                Joseph C. Giuffre, Individually