Form 10-Q
period 1995-12-31
WILLIAMS CONTROLS INC
filed 1996-02-13
CIK 854860

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               Revision 3, 2/12/96
                                    FORM 10-Q


          [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: December 31, 1995.

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

         The number of shares outstanding of the registrant's common stock as of January 15, 1996: 17,224,287.

                             WILLIAMS CONTROLS, INC.

                                      Index


                                                                           Page
                                                                          Number

Part I.   Financial Information

  Item 1.       Financial Statements

                Consolidated Balance Sheets, December 31, 1995 (unaudited)
                and September 30, 1995                                         1

                Unaudited Consolidated Statement of Stockholders' Equity,
                  three months ended December 31, 1995                         2

                Unaudited Consolidated Statements of Operations,
                  three months ended December 31, 1995 and 1994                3

                Unaudited Consolidated Statements of Cash Flows,
                  three months ended December 31, 1995 and 1994                4

                Notes to Unaudited Consolidated Financial Statements         5-8

  Item 2.       Management's Discussion and Analysis
                  of Financial Condition and Results
                  of Operations                                             9-10


Part II.  Other Information

  Item 6.       Exhibits and Reports on Form 8-K                              11



                    Signature Page                                            12

Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)         Williams Controls, Inc.

                                                                              December 31,           September 30,
                                                                                      1995                    1995
                                                                               (unaudited)
                                                                               -----------           -------------
Assets
   Current Assets:
     Cash                                                                         $    790                $  1,653
     Accounts receivable, net                                                       11,442                  10,521
     Inventories                                                                    14,284                  12,987
     Other                                                                           1,117                     627
                                                                                    ------                 -------
           Total current assets                                                     27,633                  25,788
                                                                                    ------                  ------

   Investment in affiliate                                                           1,048                   1,118

   Property, plant and equipment:
     Land and land improvements                                                      2,723                   2,713
     Buildings                                                                       9,252                   9,221
     Machinery and equipment                                                         9,556                   9,169
     Office furniture and equipment                                                  1,436                   1,426
                                                                                    ------                  ------
                                                                                    22,967                  22,529
     Less accumulated depreciation and amortization                                  4,036                   3,731
                                                                                    ------                  ------
                                                                                    18,931                  18,798
                                                                                    ------                  ------
   Other assets                                                                      1,139                   1,478
                                                                                    ------                  ------
                                                                                  $ 48,751                $ 47,182
                                                                                    ======                  ======
Liabilities and Stockholders' Equity

   Current Liabilities:
     Current portion of long-term debt                                            $    441                $    462
     Accounts payable and accrued expenses                                           6,385                   7,419
                                                                                    ------                  ------
           Total current liabilities                                                 6,826                   7,881
                                                                                    ------                  ------
   Long-term debt                                                                   19,546                  18,112
   Other liabilities                                                                 2,222                   2,132
   Minority interest in consolidated subsidiaries                                      775                     764

   Stockholders' equity:
     Preferred stock of $.01 par value, 50,000,000 shares authorized                     -                        -
     Common stock of $.01 par value, 50,000,000 shares
       authorized, 17,319,987 and 17,264,987 shares issued                             173                     173
     Additional paid-in capital                                                      9,122                   9,023
     Unearned ESOP shares                                                            (630)                   (630)
     Pension liability adjustment                                                    (273)                   (273)
     Retained earnings                                                              10,990                  10,000
                                                                                    ------                  ------
                                                                                    19,382                  18,293
                                                                                    ------                  ------
                                                                                  $ 48,751                $ 47,182
                                                                                    ======                  ======

        The accompanying notes are an integral part of these statements.

Consolidated Statements of Stockholders' Equity
Unaudited
(Dollars in thousands, except per share amounts)         Williams Controls, Inc.


                                          Number of               Additional    Unearned       Pension
                                             Shares      Common      Paid-in        ESOP     Liability    Retained   Stockholders'
                                             Issued       Stock      Capital      Shares    Adjustment    Earnings          Equity
                                         ----------   ---------  -----------  ----------    ----------    --------   -------------
Balance, September 30, 1995              17,264,987       $ 173       $9,023    $  (630)       $ (273)     $10,000         $18,293


Issuance of shares under
   employee benefit plans                     5,000           -           15           -             -           -              15

Issuance of shares upon
   exercise of warrants                      50,000           -           84           -             -           -              84

Net earnings                                      -           -            -           -             -         990             990
                                         ----------        ----        -----      -----         -----       ------          ------

Balance, December 31, 1995               17,319,987       $ 173       $9,122     $ (630)       $ (273)     $10,990         $19,382
                                         ==========        ====        =====      ======        ======      ======          ======





        The accompanying notes are an integral part of these statements.

Consolidated Statements of Operations
Unaudited
(Dollars in thousands, except per share amounts)         Williams Controls, Inc.



                                                                        Three months ended      Three months ended
                                                                              December 31,            December 31,
                                                                                      1995                    1994
                                                                        ------------------       -----------------

Net sales                                                                         $ 16,428                $ 11,576
Cost of sales                                                                       12,024                   8,242
                                                                                    ------                  ------
Gross margin                                                                         4,404                   3,334
                                                                                    ------                  ------

Operating expenses:
  Research and development                                                             507                     275
  Selling                                                                              740                     480
  Administrative                                                                     1,014                     536
                                                                                    ------                  ------
                                                                                     2,261                   1,291
                                                                                    ------                  ------

Earnings from operations                                                             2,143                   2,043
                                                                                    ------                  ------

Other (income) expense:
  Interest income, affiliate                                                             -                   (147)
  Interest expense                                                                     464                     411
  Equity interest in loss of affiliate                                                  70                     216
                                                                                   -------                  ------
                                                                                       534                     480
                                                                                    ------                  ------

Earnings before income taxes                                                         1,609                   1,563
Income taxes                                                                           608                     575
                                                                                    ------                  ------

Earnings before minority interest                                                    1,001                     988

Minority interest in net earnings of consolidated subsidiaries                          11                       -
                                                                                   -------                --------

Net earnings                                                                      $    990                $    988
                                                                                    ======                  ======

Earnings per common share                                                         $    .06                $    .06
                                                                                   =======                 =======



        The accompanying notes are an integral part of these statements.

Consolidated Statements of Cash Flows
Unaudited
(Dollars in thousands)                                   Williams Controls, Inc.



                                                                        Three months ended      Three months ended
                                                                              December 31,            December 31,
                                                                                      1995                    1994
                                                                        ------------------      ------------------
Cash flows from operations:
   Net earnings                                                                    $   990                 $   988
   Non-cash adjustments to net earnings:
      Depreciation and amortization                                                    428                     281
      Equity interest in loss of affiliate                                              70                     216
      Minority interest in earnings of consolidated subsidiaries                        11                       -
  Changes in working capital items net of the effect of acquisitions:
      Receivables, net                                                               (921)                   (895)
      Inventories                                                                  (1,297)                 (1,367)
      Accounts payable and accrued expenses                                        (1,034)                     869
      Other                                                                          (184)                 (1,135)
                                                                                   -------                 -------

      Net cash used for operations                                                 (1,937)                 (1,043)
                                                                                    ------                 -------

Cash flows from investing:
   Payments for property, plant and equipment                                        (438)                   (316)
                                                                                    ------                  ------

   Net cash used for investing                                                       (438)                   (316)
                                                                                    ------                  ------

Cash flows from financing:
   Net borrowings under revolving loan                                                   -                   1,129
   Payments of long-term debt                                                         (57)                   (247)
   Proceeds from long-term debt                                                      1,500                     565
   Payments of capital leases                                                         (30)                    (33)
   Payment of debt issuance cots                                                         -                    (34)
   Proceeds from stock issuances                                                        99                       -
                                                                                    ------                 -------

   Net cash provided by financing                                                    1,512                   1,380
                                                                                    ------                  ------

Net increase (decrease) in cash                                                      (863)                      21

Cash at beginning of period                                                          1,653                     242
                                                                                    ------                  ------

Cash at end of period                                                              $   790                 $   263
                                                                                    ======                  ======



        The accompanying notes are an integral part of these statements.

Notes to Unaudited Consolidated Financial Statements
Three Months ended December 31, 1995 and 1994
(Dollars in thousands, except per share amounts)         Williams Controls, Inc.


1.     Organization

       The Company includes its wholly-owned subsidiaries, Williams Controls Industries, Inc.; Kenco Williams, Inc.; NESC Williams, Inc.; Williams Technologies, Inc.; Williams World Trade, Inc.; Williams Automotive, Inc.; Aptek Williams, Inc.; Agrotec Williams, Inc. and its 80% owned subsidiaries Hardee Williams, Inc. and Waccamaw Wheel Williams, Inc.


2.     The Interim Consolidated Financial Statements

       The interim consolidated financial statements have been prepared by the Company and, in the opinion of management, reflect all material adjustments which are necessary to a fair statement of results for the interim periods presented. Certain information and footnote disclosure made in the last annual report on Form 10-K have been condensed or omitted for the interim consolidated statements. Certain costs are estimated for the full year and allocated to interim periods based on activity associated with the interim period. Accordingly, such costs are subject to year-end adjustment. It is the Company's opinion that, when the interim consolidated statements are read in conjunction with the September 30, 1995 annual report on Form 10-K, the disclosures are adequate to make the information presented not misleading. The interim consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.


3.     Earnings per Share

       Earnings per share are based on the weighted average number of shares and common stock equivalent shares outstanding during the period assuming proceeds therefrom are used to purchase common stock at the average market price during the period (treasury stock method). The weighted average number of common shares used in computation of earnings per share was 17,900,000 for the three months ended December 31, 1995 and 17,500,000 for the three months ended December 31, 1994. Common stock equivalents which are antidilutive are not included in the earnings per share calculation.

Notes to Unaudited Consolidated Financial Statements
Three Months ended December 31, 1995 and 1994
(Dollars in thousands, except per share amounts)         Williams Controls, Inc.



4.     Inventories

                                                           December 31,                        September 30,
                                                                   1995                                 1995
       Raw material                                             $ 7,141                              $ 6,401
       Work-in-process                                            1,145                                1,031
       Finished goods                                             5,998                                5,555
                                                                 ------                               ------

                                                                $14,284                              $12,987
                                                                 ======                               ======

       Inventories are valued at the lower of cost (first-in, first out) or market. Finished goods include component parts and finished product ready for shipment.


5.     Investment in Affiliate

       During 1994 the Company provided a $7,000 loan to Ajay Sports, Inc. ("Ajay") for Ajay's operating subsidiary. Ajay manufactures and distributes golf and billiard accessories primarily to retailers throughout the United States. In July 1995 Ajay obtained an $8,500 credit facility (subsequently increased to $13,500 in October 1995) which was used to pay off the loan provided by the Company. The Company has guaranteed Ajay's credit facility and is charging Ajay a fee of 1/2 of 1% per annum of the outstanding loan amount for providing this guaranty. The Chairman and President of the Company is also Chairman and President of Ajay, and has guaranteed Ajay's obligation to the Company under the loan guaranty.

       In exchange for the Company providing interim financing, the Company received an option to purchase up to 15,228,520 shares of Ajay common stock (which would represent approximately 45% of Ajay's then outstanding common stock) and received manufacturing rights in certain Ajay facilities through 2002, under a joint venture agreement. At December 31, 1995 the Company has vested options to acquire 11,110,873 shares of Ajay common stock at prices ranging from $.34 to $.50 per share. In October 1994 the Company exercised options to acquire 4,117,647 shares of Ajay common stock through a reduction in the loan in the amount of $1,400, resulting in the Company owning approximately 18% of Ajay's then outstanding common stock. The investment in Ajay is recorded as an investment in affiliate in the Consolidated Balance Sheets net of the Company's equity interest of $352 in Ajay's losses since acquiring the investment. The Company is required to account for the investment in Ajay on the equity method due to common ownership by the Chairman and President of the Company who is also Chairman and President of Ajay.

Notes to Unaudited Consolidated Financial Statements
Three Months ended December 31, 1995 and 1994
(Dollars in thousands, except per share amounts)         Williams Controls, Inc.



6.     Debt

       In July 1995 the Company obtained a $30,000 credit facility comprised of a three year revolving loan which carries an interest rate at the option of the Company at either the bank's prime rate or the Interbank Offering Rate (IBOR) plus 2% to 3% depending upon certain financial ratios. At December 31, 1995 the Company had borrowed approximately $16,500 under the new credit facility with interest at 7.5% which is IBOR plus 2%. The Company has pledged substantially all of its assets as collateral for the credit facility. The Company is required to maintain a minimum net worth and maintain certain financial ratios. The loan agreement also contains certain restrictions that limit acquisitions, investments, payment of dividends, and capital expenditures.


7.     Stock Repurchase Program

       In January 1996 the Company initiated a stock repurchase program of up to one million shares of the Company's common stock in open market transactions. Under this program the Company has acquired approximately 95,000 shares at an average price of $2.80 per share.

Notes to Unaudited Consolidated Financial Statements
Three Months ended December 31, 1995 and 1994
(Dollars in thousands, except per share amounts)         Williams Controls, Inc.



8.     Segment Information

                                                                              1995                    1994
                                                                          --------                --------
       Net sales by classes of similar products
       Heavy vehicle components                                           $  8,214                 $ 7,687
       Automotive accessories                                                4,384                   3,889
       Landscape maintenance equipment                                       2,357                       -
       Electrical components                                                 1,473                       -
                                                                            ------                  ------
                                                                            16,428                  11,576
                                                                            ======                  ======

       Earnings from operations
       Heavy vehicle components                                              1,785                   1,855
       Automotive accessories                                                   39                     188
       Landscape maintenance equipment                                         166                       -
       Electrical components                                                   153                       -
                                                                            ------                  ------
                                                                             2,143                   2,043
                                                                            ======                  ======

       Identifiable assets
       Heavy vehicle components                                             18,606                  26,996
       Automotive accessories                                               13,408                   8,044
       Landscape maintenance equipment                                       9,060                       -
       Electrical components                                                 7,677                       -
                                                                            ------                  ------
       Total assets                                                         48,751                  35,040
                                                                            ======                  ======

       Capital expenditures
       Heavy vehicle components                                                100                      99
       Automotive accessories                                                   49                     217
       Landscape maintenance equipment                                         189                       -
       Electrical components                                                   100                       -
                                                                            ------                  ------
                                                                               438                     316
                                                                           =======                 =======

       Depreciation and amortization
       Heavy vehicle components                                                256                     240
       Automotive accessories                                                   65                      41
       Landscape maintenance equipment                                          48                       -
       Electrical components                                                    59                       -
                                                                            ------                  ------
                                                                          $    428                $    281
                                                                           =======                 =======

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(Dollars in thousands, except per share amounts)         Williams Controls, Inc.



Financial Condition, Liquidity and Capital Resources

On December 31, 1995 the Company had working capital of $20,807 compared to $17,907 at September 30, 1995. The current ratio on December 31, 1995 was 4.0 compared with 3.3 at September 30, 1995. During the three months ended December 31, 1995, the Company's accounts receivable increased by $921 and inventories increased by $1,297 due primarily to a 42% increase in sales for the quarter. The increase in accounts receivable and inventories was financed by increases in accounts payable, accrued expenses and debt financing.

In July 1995 the Company obtained a $30,000 credit facility comprised of a three year revolving loan which carries an interest rate at the option of the Company at either the bank's prime rate or the Interbank Offering Rate (IBOR) plus 2% to 3% depending upon certain financial ratios. At December 31, 1995 the Company had borrowed approximately $16,500 under the new credit facility with interest at 7.9% which is IBOR plus 2%. The Company has pledged substantially all of its assets as collateral for the credit facility. The Company is required to maintain a minimum net worth and maintain certain financial ratios. The loan agreement also contains certain restrictions that limit acquisitions, investments, payment of dividends, and capital expenditures.

During 1994 the Company provided a $7,000 loan to Ajay Sports, Inc. ("Ajay") for Ajay's operating subsidiary. Ajay manufactures and distributes golf and billiard accessories primarily to retailers throughout the United States. In July 1995 Ajay obtained an $8,500 credit facility (subsequently increased to $13,500 in October 1995) which was used to pay off the loan provided by the Company. The Company has guaranteed Ajay's credit facility and is charging Ajay a fee of 1/2 of 1% per annum of the outstanding loan amount for providing this guaranty. The Chairman and President of the Company is also Chairman and President of Ajay, and has guaranteed Ajay's obligation to the Company under the loan guaranty.

In exchange for the Company providing interim financing, the Company received an option to purchase up to 15,228,520 shares of Ajay common stock (which would represent approximately 45% of Ajay's then outstanding common stock) and received manufacturing rights in certain Ajay facilities through 2002, under a joint venture agreement. At December 31, 1995 the Company has vested options to acquire 11,110,873 shares of Ajay common stock at prices ranging from $.34 to $.50 per share. In October 1994 the Company exercised options to acquire 4,117,647 shares of Ajay common stock through a reduction in the loan in the amount of $1,400, resulting in the Company owning approximately 18% of Ajay's then outstanding common stock. The investment in Ajay is recorded as an investment in affiliate in the Consolidated Balance Sheets net of the Company's equity interest of $352 in Ajay's losses since acquiring the investment. The Company is required to account for the investment in Ajay on the equity method due to common ownership by the Chairman and President of the Company who is also Chairman and President of Ajay.

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(Dollars in thousands, except per share amounts)         Williams Controls, Inc.



Financial Condition, Liquidity and Capital Resources (continued)

The Company anticipates that cash generated from operations and debt financing will be sufficient to satisfy working capital and capital expenditure requirements for the foreseeable future and will provide the Company with financial flexibility to respond quickly to business opportunities, including opportunities for growth through internal development or through strategic joint ventures or acquisitions.


Results of Operations
Three months ended December 31, 1995 compared to the three months ended December 31, 1994.
(Dollars in thousands, except per share amounts)

SALES: Sales for the three months ended December 31, 1995 were $16,428 compared to sales of $11,576 for the three months ending December 31, 1994, an increase of 42%. Heavy vehicle component sales were $8,214, an increase of 7% compared to the same period in the prior year. Automotive accessories sales were $4,384 for the three months ended December 31, 1995, an increase of 13% compared to the same period in the prior year. Acquisitions made during 1995 accounted for 23% of sales for the three months ended December 31, 1995. Landscape maintenance equipment sales were $2,357 and electrical component sales were $1,473.

GROSS MARGIN: Gross margin as a percentage of sales for the three months ended December 31, 1995 was 27% compared to a gross margin of 29% for the three months ended December 31, 1994. The decrease in gross margin as a percentage of sales is due primarily to the acquisitions which have lower margin product lines and the competitive automotive accessory market.

OPERATING EXPENSES: Operating expenses for the three months ended December 31, 1995 were $2,261 or 14% of sales compared to $1,291 or 11% of sales for the same period in the prior year. The increase in operating expenses is due primarily to the administrative and additional selling expenses associated with the acquisitions made during 1995.

OTHER EXPENSES: Interest expense for the three months ended December 31, 1995 was $464 compared to $411 for the three months ended December 31, 1994. The increase in interest expense is due primarily to debt incurred to finance acquisitions which have been offset by lower interest rates. The equity interest in the loss of affiliate of $70 represents the Company's 18% ownership interest in the estimated losses of Ajay for the quarter ending December 31, 1995.

NET EARNINGS: Net earnings for the three months ended December 31, 1995 were $990 or $.06 per share compared to $988 or $.06 per share for the same period in the prior year.

Part II.  Other Information                              Williams Controls, Inc.



Item 6.  Exhibits and Reports on Form 8-K

       (a)     Exhibits

               None.

       (b)     Reports on Form 8-K

               None.

                             WILLIAMS CONTROLS, INC.

                                    Signature


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                         WILLIAMS CONTROLS, INC.




                                  By:/s/ Thomas W. Itin
                                     -------------------------------------------
                                     Thomas W. Itin, Chairman, President and CEO





                                  By:/s/ Dale J. Nelson
                                     -------------------------------------------
                                     Dale J. Nelson, Chief Financial Officer



February 10, 1996