Form 10-Q
period 1996-03-31
WILLIAMS CONTROLS INC
filed 1996-05-14
CIK 854860

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


          [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 1996.

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

The number of shares outstanding of the registrant's common stock as of April 19, 1996: 17,469,787.

                             Williams Controls, Inc.

                                      Index


                                                                           Page
                                                                          Number

Part I.  Financial Information

  Item 1.       Financial Statements

                Consolidated Balance Sheets, March 31, 1996 (unaudited)
                   and September 30, 1995                                      1

                Unaudited Consolidated Statement of Stockholders' Equity,
                   six months ended March 31, 1996                             2

                Unaudited Consolidated Statements of Operations,
                   three and six months ended March 31, 1996 and 1995          3

                Unaudited Consolidated Statements of Cash Flows,
                   six months ended March 31, 1996 and 1995                    4

                Notes to Unaudited Consolidated Financial Statements         5-8

  Item 2.       Management's Discussion and Analysis
                   of Financial Condition and Results of Operations         9-12


Part II.  Other Information

  Item 4.       Submission of Matters to a Vote of Security Holders           13

  Item 5.       Other Information                                             13

  Item 6.       Exhibits and Reports on Form 8-K                              13

                    Signature Page                                            14

Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)         Williams Controls, Inc.



                                                                                 March 31,           September 30,
                                                                                      1996                    1995
                                                                               -----------------------------------
                                                                               (unaudited)
Assets

   Current Assets:
     Cash                                                                        $     696                $  1,653
     Accounts receivable, net                                                       12,244                  10,521
     Inventories                                                                    17,221                  12,987
     Other                                                                           1,005                     627
                                                                                   -------                 -------
           Total current assets                                                     31,166                  25,788
                                                                                   -------                 -------

   Investment in affiliate                                                           1,043                   1,118

   Property, plant and equipment                                                    23,642                  22,529
    Less accumulated depreciation and amortization                                   4,346                   3,731
                                                                                   -------                 -------
                                                                                    19,296                  18,798
                                                                                   -------                 -------

   Other assets                                                                      1,077                   1,478
                                                                                   -------                 -------
                                                                                 $  52,582                $ 47,182
                                                                                   =======                 =======

Liabilities and Stockholders' Equity

   Current Liabilities:
     Current portion of long-term debt                                           $     373                $    462
     Accounts payable and accrued expenses                                           7,148                   7,419
                                                                                   -------                 -------
           Total current liabilities                                                 7,521                   7,881
                                                                                   -------                 -------

   Long-term debt                                                                   22,205                  17,946
   Other liabilities                                                                 2,312                   2,298

   Commitments and contingencies                                                         -                       -

   Minority interest in consolidated subsidiaries                                      804                     764

   Stockholders' equity:
     Preferred stock of $.01 par value, 50,000,000 shares authorized                     -                       -
     Common stock of $.01 par value, 50,000,000 shares authorized,
          17,664,987 and 17,264,987 shares issued                                               177                     173
     Additional paid-in capital                                                      9,383                   9,023
     Unearned ESOP shares                                                            (511)                   (630)
     Pension liability adjustment                                                    (273)                   (273)
     Retained earnings                                                              11,504                  10,000
     Treasury shares (195,200 shares at cost)                                        (540)                       -
                                                                                   -------                 -------

                                                                                    19,740                  18,293
                                                                                   -------                 -------
                                                                                  $ 52,582                $ 47,182
                                                                                   =======                 =======


        The accompanying notes are an integral part of these statements.

Unaudited Consolidated Statement of Stockholders' Equity
(Dollars in thousands, except per share amounts)         Williams Controls, Inc.



                                  Number of               Additional     Unearned  Pension
                                     Shares     Common      Paid-in        ESOP    Liability    Retained    Treasury  Stockholders'
                                     Issued      Stock      Capital       Shares  Adjustment    Earnings      Shares     Equity
                                  -------------------------------------------------------------------------------------------------


Balance, September 30, 1995      17,264,987         $173     $9,023       $(630)       $(273)     $10,000      $    -     $18,293

Issuance of shares upon exercise
of stock options and warrants       400,000            4        231            -            -           -           -         235

Reduction of unallocated                  -            -        129          119            -           -           -         248
ESOP shares
Cost of shares acquired (195,200)         -            -          -            -            -           -       (540)       (540)

Net earnings                              -            -          -            -            -       1,504           -       1,504
                                 --------------------------------------------------------------------------------------------------

Balance, March 31, 1996          17,664,987         $177       $9,383     $(511)       $(273)     $11,504      $(540)     $19,740
                                 ==========          ===        =====      =====        =====      ======       =====      ======



        The accompanying notes are an integral part of these statements.

Unaudited Consolidated Statements of Operations
(Dollars in thousands, except per share amounts)         Williams Controls, Inc.

                                                 Three months       Three months         Six months         Six months
                                                        ended              ended              ended              ended
                                               March 31, 1996     March 31, 1995     March 31, 1996     March 31, 1995
                                               --------------     --------------     --------------     --------------
Net sales                                             $16,135            $15,238            $32,563           $26 ,814
Cost of sales                                          12,431             10,795             24,455             19,037
                                                       ------             ------             ------             ------
Gross margin                                            3,704              4,443              8,108              7,777
                                                       ------             ------             ------             ------

Operating expenses:
   Research and development                               492                293                999                568
   Selling                                                678                740              1,418              1,220
   Administrative                                       1,163                829              2,177              1,365
                                                       ------             ------             ------             ------
                                                        2,333              1,862              4,594              3,153
                                                       ------             ------             ------             ------

Earnings from operations                                1,371              2,581              3,514              4,624

Other (income) expense:
   Interest income, affiliate                               -              (183)                  -              (330)
   Interest expense                                       482                496                946                909
   Equity interest in loss of affiliate                     5                  6                 75                222
                                                       ------             ------             ------             ------
                                                          487                319              1,021                799
                                                       ------             ------             ------             ------

Earnings before income taxes                              884              2,262              2,493              3,825
Income taxes                                              341                830                949              1,405
                                                       ------             ------             ------             ------

Earnings before minority interest                         543              1,432              1,544              2,420
Minority interest in net earnings
   of consolidated subsidiaries                            29                 17                 40                 17
                                                       ------             ------             ------             ------

Net earnings                                         $    514            $ 1,415           $  1,504            $ 2,403
                                                        ======            ======             ======             ======

Earnings per common share                           $     .03            $   .08           $    .09          $     .14
                                                        ======            ======             ======             ======

        The accompanying notes are an integral part of these statements.

Unaudited Consolidated Statements of Cash Flows
(Dollars in thousands)                                   Williams Controls, Inc.



                                                                                Six months              Six months
                                                                                     ended                   ended
                                                                            March 31, 1996          March 31, 1995
                                                                            --------------          --------------
Cash flows from operations:
   Net earnings                                                                   $  1,504                $  2,403
   Non-cash adjustments to net earnings:
      Depreciation and amortization                                                  1,196                     764
      Minority interest in earnings of consolidated subsidiaries                        40                      17
      Equity interest in loss of affiliate                                              75                     222
   Changes in working capital items net of the effects of acquisitions:
      Receivable, net                                                              (1,625)                 (2,311)
      Inventories                                                                  (4,234)                 (1,177)
      Other                                                                          (378)                   (869)
      Accounts payable and accrued expenses                                          (271)                   1,272
      Note receivable, affiliate                                                         -                 (1,916)
                                                                                  --------                --------

      Net cash used for operations                                                 (3,693)                 (1,595)
                                                                                  --------                --------

Cash flows from investing:
   Payment for acquisitions                                                              -                 (1,167)
   Payment for equipment                                                             (963)                   (635)
                                                                                  --------                --------

   Net cash used for investing                                                       (963)                 (1,802)
                                                                                  --------                --------

Cash flows from financing:
   Net borrowings (repayments) under revolving loan                                      -                   3,056
   Payments of long term debt                                                            -                   (833)
   Proceeds from long-term debt                                                      4,050                   1,284
   Payments of capital leases                                                         (46)                    (66)
   Repurchase of common stock                                                        (540)                       -
   Proceeds from stock issuance                                                        235                       -
   Debt costs                                                                            -                   (109)
                                                                                  --------                --------

   Net cash provided by financing                                                    3,699                   3,332
                                                                                  --------                --------

Net decrease in cash                                                                 (957)                    (65)

Cash at beginning of period                                                          1,653                     242
                                                                                  --------                --------

Cash at end of period                                                             $    696               $     177
                                                                                  ========                ========


Interest paid in 1996 was approximately $950 and $900 for the six months ended March 31. Income taxes paid in 1996 and 1995 were approximately $750 and $1200 for the six months ended March 31.




The accompanying notes are an integral part of these statements.

Notes to Unaudited Consolidated Financial Statements
Three and Six Months ended March 31, 1996 and 1995
(Dollars in thousands, except per share amounts)         Williams Controls, Inc.



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


3.     Earnings per Share

       Earnings per share are based on the weighted average number of shares and common stock equivalent shares outstanding during the period assuming proceeds therefrom are used to purchase common stock at the average market price during the period (treasury stock method). The weighted average number of common shares used in computation of earnings per share were 17,600,000 for the three and six months ended March 31, 1996 and 17,500,000 for the three and six months ended March 31, 1995 and 1996. Common stock equivalents which are antidilutive are not included in the earnings per share calculation.

Notes to Unaudited Consolidated Financial Statements
Three and Six Months ended March 31, 1996 and 1995
(Dollars in thousands, except per share amounts)         Williams Controls, Inc.



4.     Inventories

                                                              March 31,                        September 30,
                                                                   1996                                 1995
                                                              ---------                        -------------
       Raw material                                            $  6,869                             $  6,401
       Work-in-process                                            1,658                                1,031
       Finished goods                                             8,694                                5,555
                                                                 ------                               ------

                                                                $17,221                              $12,987
                                                                 ======                               ======

       Inventories are valued at the lower of cost (first-in, first out) or market. Finished goods include component parts and finished product ready for shipment.


5.     Investment in Affiliate

       The Company owns 4,117,647 shares of Ajay Sports, Inc. ("Ajay") common stock, approximately 18% of Ajay's outstanding common stock. Ajay manufactures and distributes golf and billiard accessories primarily to retailers throughout the United States. The investment in Ajay is recorded as an investment in affiliate in the Consolidated Balance Sheets net of the Company's equity interest of $357 in Ajay's losses since acquiring the investment. The Company is required to account for the investment in Ajay on the equity method due to common ownership by the Chairman and President of the Company who is also Chairman and President of Ajay. In addition, the Company has guaranteed Ajay's $13,500 credit facility and is charging Ajay a fee of 1/2 of 1% per annum of the outstanding loan amount for providing this guaranty.

Notes to Unaudited Consolidated Financial Statements
Three and Six Months ended March 31, 1996 and 1995
(Dollars in thousands, except per share amounts)         Williams Controls, Inc.



6.     Debt

       The Company maintains a $30,000 revolving loan which carries an interest rate at the option of the Company of either the bank's prime rate or the Interbank Offering Rate (IBOR) plus 2% to 3% depending upon certain financial ratios. At March 31, 1996 the Company had borrowed approximately $19,000 under the new credit facility with interest at 7.8% which is IBOR plus 2%. The Company has pledged substantially all of its assets as collateral for the credit facility which expires in 1998. The Company is required to maintain a minimum net worth and certain financial ratios. The loan agreement also contains certain restrictions that limit acquisitions, investments, payment of dividends, and capital expenditures.

7.     Stock Repurchase Program

       In January 1996 the Company initiated a stock repurchase program of up to 1,000,000 shares of its common stock. Under this program the Company has acquired approximately 195,200 shares at an average price of $2.77 per share, which include 100,000 shares of common stock at $2.75 per share representing the market price on that date purchased from Enercorp, Inc., a publicly-held business development company which beneficially owns approximately 11% of the Company's stock.

8.     Acquisitions

       In April 1996, the Company acquired the assets of the Burda Group of Companies located in West Linn, Oregon, a manufacturer and distributer of a commercial chipper. This company will be operated as Techwood Williams, Inc.

       In April 1996, the Company acquired the assets of Neumann Manufacturing and Engineering, Inc. located in Madison Heights, Michigan, a manufacturer of plastic components for the automotive industry. This company will be operated as Premier Plastics Technologies, Inc.

       These acquisitions were accounted for as purchases. The purchase price of these companies and results of these operations of these companies prior to acquisition were not material to the consolidated financial statements.

Notes to Unaudited Consolidated Financial Statements
Three and Six Months ended March 31, 1996 and 1995
(Dollars in thousands, except per share amounts)         Williams Controls, Inc.


8.     Segment Information

                                                        Three months      Three months        Six months        Six months
                                                               ended             ended             ended             ended
                                                      March 31, 1996    March 31, 1995    March 31, 1996    March 31, 1995
                                                      --------------    --------------    --------------    --------------
       Net sales by classes of similar products
       Heavy vehicle components                              $ 8,956           $ 9,259           $17,170           $16,946
       Automotive accessories                                  3,537             4,341             7,921             8,230
       Agricultural equipment                                  2,669             1,638             5,026             1,638
       Electrical components                                     973                 -             2,446                 -
                                                              ------            ------            ------            ------
                                                              16,135            15,238            32,563            26,814
                                                              ======            ======            ======            ======

       Earnings (loss) from operations
       Heavy vehicle components                                1,669             2,054             3,454             3,909
       Automotive accessories                                  (473)               362             (434)               550
       Agricultural equipment                                    358               165               524               165
       Electrical components                                   (183)                 -              (30)                 -
                                                              ------            ------            ------            ------
                                                               1,371             2,581             3,514             4,624
                                                              ======            ======            ======            ======


       Capital expenditures
       Heavy vehicle components                                  142               222               242               321
       Automotive accessories                                    111                68               160               285
       Agricultural equipment                                    162                29               351                29
       Electrical components                                     110                 -               210                 -
                                                              ------            ------            ------            ------
                                                                 525               319               963               635
                                                              ======            ======            ======            ======

       Depreciation and amortization
       Heavy vehicle components                                  597               409               853               649
       Automotive accessories                                     63                46               128                87
       Agricultural equipment                                     50                28                98                28
       Electrical components                                      58                 -               117                 -
                                                              ------            ------            ------            ------
                                                            $    768          $    483          $  1,196          $    764
                                                              ======            ======            ======            ======



                                                                                          March 31, 1996    March 31, 1995
                                                                                          --------------    --------------
       Identifiable assets
       Heavy vehicle components                                                                   17,149            24,009
       Automotive accessories                                                                     15,040            12,810
       Agricultural equipment                                                                     12,736             6,953
       Electrical components                                                                       7,657                 -
                                                                                                  ------            ------
       Total assets                                                                               52,582            43,772
                                                                                                  ======            ======

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(Dollars in thousands, except per share amounts)         Williams Controls, Inc.


Financial Condition, Liquidity and Capital Resources

On March 31, 1996 the Company had working capital of $23,645 compared to $17,907 at September 30, 1995. The current ratio on March 31, 1996 was 4.1 compared with
3.3 at September 30, 1995. During the six months ended March 31, 1996, the Company's accounts receivable increased by $1,625 and inventories increased by $4,234 due primarily to a 21% increase in sales during this period. The increase in accounts receivable and inventories was funded primarily by debt financing and income from operations.

The Company's $30,000 credit facility carries an interest rate at the option of the Company of either the bank's prime rate or the Interbank Offering Rate
(IBOR) plus 2% to 3% depending upon certain financial ratios and expires in 1998. At March 31, 1996 the Company had borrowed approximately $19,000 under the credit facility with interest at 7.8% which is IBOR plus 2.5%. The Company has pledged substantially all of its assets as collateral for the credit facility and is required to maintain a minimum net worth and certain financial ratios. The loan agreement also contains certain restrictions that limit acquisitions, investments, payment of dividends, and capital expenditures.

The Company owns 4,117,647 shares of Ajay Sports, Inc. ("Ajay") common stock, approximately 18% of Ajay's outstanding common stock. The investment in Ajay is recorded as an investment in affiliate in the Consolidated Balance Sheets net of the Company's equity interest of $357 in Ajay's losses since acquiring the investment. The Company is required to account for the investment in Ajay on the equity method due to common ownership by the Chairman and President of the Company who is also Chairman and President of Ajay. In addition, the Company has guaranteed Ajay's $13,500 credit facility and is charging Ajay a fee of 1/2 of 1% per annum of the outstanding loan amount for providing this guaranty. Ajay manufactures and distributes golf and billiard accessories primarily to retailers throughout the United States.

The Company anticipates that cash generated from operations and debt financing will be sufficient to satisfy working capital and capital expenditure requirements for the foreseeable future and will continue to provide financial flexibility for the Company to respond quickly to business opportunities, including opportunities for growth through internal development or through strategic joint ventures or acquisitions.

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(Dollars in thousands, except per share amounts)         Williams Controls, Inc.

Results of Operations
Three and six months ended March 31, 1996 compared to the three and six months ended March 31, 1995.

Sales

Sales for the three months ended March 31, 1996 were $16,135 compared to sales of $15,238 for the three months ending March 31, 1995, an increase of 6%. Sales were comprised of four segments, heavy vehicle components, auto accessories, agricultural equipment, and electrical components which accounted for 56%, 22%, 17% and 5% for the three months ended March 31, 1996 compared to 61%, 28%, 11% and 0% for the same period in the prior year. Agricultural equipment and electrical components sales were the result of acquisitions completed in February 1995 and April 1995. Heavy vehicle components sales were $8,956 for the three months ended March 31, 1996 compared to $9,259 for the same period in the prior year, a decrease of 3%. Sales of automotive accessories were $3,537 for the three months ended March 31, 1996 compared to $4,341 for the same period in the prior year, a decrease of 19%. Agricultural equipment sales were $2,669 for the three months ended March 31, 1996 compared to $1,638 for the same period in the prior year, an increase of 63%. Sales of electrical components sales were $973 for the three months ended March 31, 1996.

Sales for the six months ended March 31, 1996 increased 21% to $32,563 compared to $26,814 for the same period in the prior year. Sales of heavy vehicle components, auto accessories, agricultural equipment, and electrical components accounted for 53%, 24%, 15% and 8% for the six months ended March 31, 1996 compared to 63%, 31%, 6% and 0% for the same period in the prior year. Heavy vehicle sales were $17,170 for the six months ended March 31, 1996 compared to $16,946 for the same period in the prior year, an increase of 1%. Automotive accessories sales were $7,921 for the six months ended March 31, 1996 compared to $8,230 for the same period in the prior year, a decrease of 4%. Agricultural equipment sales were $5,026 for the six months ended March 31, 1996 compared to $1,638 for the same period in the prior year, an increase of over 200%. Sales of electrical components were $2,446 for the six months ended March 31, 1996.

Heavy vehicle component sales were flat for the first six months of the year as retail sales of class 8 trucks declined over 20% compared to the prior year. This is the primary market for the Company's electronic throttle product line. The decrease in the class 8 truck market has been offset by an increase in sales to the midrange truck market. The midrange truck market continues to introduce electronic throttles to new truck models as this technology becomes more acceptable to this market segment. The Company anticipates this trend to continue for approximately 12 to 18 months. Sales of automotive accessories sales were down 19% for the quarter and 4% for the six months ending March 31, 1996. The decrease in automotive accessories sales was due primarily to the unusually bad winter weather which hampered retail sales, and a change in product mix as the Company continues to restructure its product lines in an effort to achieve more profitable sales. In the first quarter, the Company introduced a product line targeted for a different market segment to reduce its reliance on mass merchant retail sales. Agricultural equipment and electrical component sales are the results of acquisitions and, therefore, comparison to the prior period is not meaningful. The agricultural equipment segment has been successful at integrating small product line acquisitions into its primary dealer network. The Company expects that a significant portion of its agricultural equipment sales will occur in the third and fourth fiscal quarters. Sales in the electrical component segment sales were sluggish during the first six months of the year due to slow sales to two primary customers. The Company is continuing to focus on development of new products to increase future sales.

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
(Dollars in thousands, except per share amounts)         Williams Controls, Inc.

Results of Operations
Three and six months ended March 31, 1996 compared to the three and six months ended March 31, 1995.

Earnings from Operations

Earnings from operations for the three months ended March 31, 1996 were $1,371 compared to $2,581 for the three months ended March 31, 1995, a decrease of 47%. Earnings from operations for the six months ended March 31, 1996 were $3,514 compared to $4,624 for the six months ended March 31, 1995, a decrease of 24%. Earnings from operations as a percentage of sales for the three and six months ended March 31, 1996 were 9% and 11% compared to 17% and 17% for the three and six months ended March 31, 1995. The decrease in earnings from operations is due to a combination of lower gross margins and from increased operating expenses.

Gross margin as a percentage of sales for the three months ended March 31, 1996 was 23% compared to 29% for the three months ended March 31, 1995. Gross margin as a percentage of sales for the six months ended March 31, 1996 was 25% compared to 29% for the same period in the prior year. The decrease in gross margin results from a larger percentage of the Company's operations being in business segments with lower gross margins. In addition, the automotive accessories segment gross margins were down significantly due to the competitive environment in that segment. Operating expenses for the three months ended March 31, 1996 were $2,333 or 14% of sales compared to $1,862 or 12% of sales for the same period in the prior year. Operating expenses for the six months ended March 31, 1996 were $4,594 or 14% of sales compared to $3,153 or 12 % of sales for the same period in the prior year. The increase in operating expenses is due primarily to additional costs associated with the companies that have been acquired in the agricultural equipment and electrical component segments. Operating costs as a percentage of sales including the agricultural equipment and electrical component segments have been approximately 14% the last three quarters reported by the company.

Earnings from operations of the heavy vehicle component segment decreased 19% and 12% for the three and six months ended March 31, 1996 compared to the same periods in the prior year. The decrease in earnings from operations is due to the shift in product mix to products used in midrange truck applications which typically have lower margins than heavy-duty truck applications. In addition, due to the downturn in the class 8 truck market segment, the Company's customers are faced with increased price pressure to compete in this shrinking market. Therefore, the Company is working with its customers to maintain or reduce selling prices while absorbing the increased cost of raw materials.

The automotive accessories segment had losses from operations of $473 and $434 for the three and six months ended March 31, 1996 compared to earnings from operations of $362 and $550 for the same period in the prior year. The poor performance by this auto accessories segment is due to depressed retail sales, increased pressure from customers to reduce prices, increased raw material costs and initial costs related to a product line restructuring. The restructuring is a key element in management's strategy to return this segment to profitability. The restructuring includes accelerating development of product lines to diversify into market segments other than mass merchant market segments, which has been the Company's primary market for its auto accessories segment. In addition, the Company is redesigning products to use alternative sources of raw materials to reduce product costs and identifying value-added manufacturing opportunities. The Company anticipates that the auto accessories segment will continue to operate at a loss or break-even while these changes are being implemented.

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
(Dollars in thousands, except per share amounts)         Williams Controls, Inc.


Results of Operations
Three and six months ended March 31, 1996 compared to the three and six months ended March 31, 1995.


The electrical components segment had losses from operations of $183 and $30 for the three and six months ended March 31, 1996 due primarily to decreased sales to two of its major customers in the telecommunication industry. The electrical components segment was added through an acquisition completed in April of 1995. The Company is optimistic that the sales decline was temporary and sales will return to normal levels during the remainder of the year. The electrical components segment continues to focus on product development efforts to enhance future sales opportunities.

The agricultural equipment segment had earnings from operations of $358 and $524 for the three and six months ended March 31, 1996 compared to $165 for the same periods in the prior year. The agricultural equipment segment resulted from acquisitions in February 1995, and has been successful at integrating several small subsequently acquired product line into its operations without significantly increasing the cost of operations. The Company believes that the agricultural equipment segment is in position to meet its seasonal demands.


Other Expenses

Interest expense for the three and six months ended March 31, 1996 was $482 and $946 compared to $496 and $909 for the three and six months ended March 31, 1995. The increase in interest expense is due primarily to additional debt incurred to finance current year acquisitions which is partially offset by lower interest rates than in the prior year. Interest income, affiliate for the three and six months ended March 31, 1995 relates to the loan provided to Ajay which was repaid in July of 1995.


Net Earnings

Net earnings for the three months ended March 31, 1996 decreased 64% to $514 or $.03 per share compared to $1,415 or $.08 per share for the same period in the prior year. Net earnings for the six months ended March 31, 1996 decreased 37% to $1,504 or $.09 per share compared to $2,403 or $.14 per share for the same period in the prior year.

                                     Part II


Item 4.  Submission of Matters to a Vote of Security Holders

         On  February  16,  1996  the  Company   held  its  annual   meeting  of
stockholders. The stockholders elected the following directors.


                                               For                      Withhold

               Stanley V. Intihar       14,981,257                        81,630
               R. William Caldwell      14,974,749                        88,138


Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         None

                             Williams Controls, Inc.

                                    Signature


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     WILLIAMS CONTROLS, INC.



                                     /s/ Thomas W. Itin
                                     -------------------------------------------
                                     Thomas W. Itin, Chairman, President and CEO





                                     /s/ Dale J. Nelson
                                     -------------------------------------------
                                     Dale J. Nelson, Chief Financial Officer










Date:  May 10, 1996