Form 10-Q
period 1996-06-30
WILLIAMS CONTROLS INC
filed 1996-08-14
CIK 854860

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


          [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: June 30, 1996.

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                    Yes X No
The number of shares outstanding of the registrant's common stock as of August 2, 1996: 17,674,787.

                             Williams Controls, Inc.

                                      Index


                                                                                                               Page
                                                                                                             Number
                                                                                                             ------
Part I.  Financial Information

  Item 1.       Financial Statements

                Consolidated Balance Sheets, June 30, 1996 (unaudited)
                   and September 30, 1995                                                                         1

                Unaudited Consolidated Statement of Stockholders' Equity,
                   nine months ended June 30, 1996                                                                2

                Unaudited Consolidated Statements of Operations,
                   three and nine months ended June 30, 1996 and 1995                                             3

                Unaudited Consolidated Statements of Cash Flows,
                   nine months ended June 30, 1996 and 1995                                                       4

                Notes to Unaudited Consolidated Financial Statements                                            5-8

  Item 2.       Management's Discussion and Analysis
                   of Financial Condition and Results of Operations                                            9-12


Part II.  Other Information

  Item 4.       Submission of Matters to a Vote of Security Holders                                              13

  Item 5.       Other Information                                                                                13

  Item 6.       Exhibits and Reports on Form 8-K                                                                 13

                    Signature Page                                                                               14

Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)         Williams Controls, Inc.

                                                                                  June 30,           September 30,
                                                                                      1996                    1995
                                                                                  --------           -------------
                                                                               (unaudited)
Assets

   Current Assets:
     Cash                                                                         $  1,627                $  1,653
     Accounts receivable, net                                                       12,880                  10,521
     Inventories                                                                    17,304                  12,987
     Other                                                                             956                     627
                                                                                   -------                 -------
           Total current assets                                                     32,767                  25,788
                                                                                   -------                 -------

   Investment in affiliate                                                           1,043                   1,118

   Property, plant and equipment                                                    25,018                  22,529
    Less accumulated depreciation and amortization                                   4,709                   3,731
                                                                                   -------                 -------
                                                                                    20,309                  18,798

   Other assets                                                                      1,071                   1,478
                                                                                   -------                 -------
                                                                                   $55,190                 $47,182
                                                                                    ======                  ======

Liabilities and Stockholders' Equity

   Current Liabilities:
     Current portion of long-term debt                                           $     373               $     462
     Accounts payable and accrued expenses                                           9,030                   7,419
                                                                                   -------                 -------
           Total current liabilities                                                9,403                    7,881
                                                                                   -------                 -------

   Long-term debt                                                                   23,794                  17,946
   Other liabilities                                                                 2,493                   2,298

   Commitments and contingencies                                                         -                       -

   Minority interest in consolidated subsidiaries                                      854                     764

   Stockholders' equity:
     Preferred stock of $.01 par value, 50,000,000 shares authorized                     -                       -
     Common stock of $.01 par value, 50,000,000 shares authorized,
     17,719,987 and 17,264,987 shares issued                                           177                     173
     Additional paid-in capital                                                      9,383                   9,023
     Unearned ESOP shares                                                            (511)                   (630)
     Pension liability adjustment                                                    (273)                   (273)
     Retained earnings                                                              10,410                  10,000
     Treasury shares (195,200 shares at cost)                                        (540)                       -
                                                                                   -------                 -------

                                                                                    18,646                  18,293
                                                                                   -------                 -------
                                                                                   $55,190                 $47,182
                                                                                    ======                  ======
        The accompanying notes are an integral part of these statements.

Unaudited Consolidated Statement of Stockholders' Equity
(Dollars in thousands, except per share amounts)         Williams Controls, Inc.

                                   Number of           Additional  Unearned     Pension
                                      Shares   Common     Paid-in      ESOP   Liability    Retained   Treasury  Stockholders'
                                      Issued    Stock     Capital    Shares  Adjustment    Earnings     Shares         Equity
                                   ---------   ------  ----------  --------  ----------    --------   --------  -------------


Balance, September 30, 1995       17,264,987     $173      $9,023    $(630)      $(273)     $10,000     $   --       $18,293


Issuance of shares upon exercise
of stock options and warrants        455,000        4         231       --          --           --         --           235

Reduction of unallocated                  --       --         129      119          --           --         --           248
ESOP shares

Cost of shares acquired(195,200)          --       --          --       --          --           --      (540)         (540)

Net earnings                              --       --          --       --          --          410         --           410
                                  ----------     ----      ------     ----        ----       ------      -----        ------

Balance, June 30, 1996            17,719,987     $177      $9,383    $(511)      $(273)     $10,410      $(540)      $18,646
                                  ==========     ====      ======     ====        ====       ======      =====        ======


         The accompanying notes are an integral part of these satements.

Unaudited Consolidated Statements of Operations
(Dollars in thousands, except per share amounts)         Williams Controls, Inc.

                                                                  Three months      Three months       Nine months      Nine months
                                                                         ended             ended             ended            ended
                                                                 June 30, 1996     June 30, 1995     June 30, 1996    June 30, 1995
                                                                 -------------     -------------          --------         --------

Net sales                                                             $ 17,475          $ 18,088          $ 50,038         $ 44,902
Cost of sales                                                           13,668            12,879            38,123           31,916
                                                                      --------          --------          --------         --------
Gross margin                                                             3,807             5,209            11,915           12,986
                                                                      --------          --------          --------         --------

Operating expenses:
   Research and development                                                467               472             1,466            1,040
   Selling                                                                 875               930             2,293            2,140
   Administrative                                                        1,382               985             3,559            2,360
   Restructuring charge                                                  2,250              --               2,250             --
                                                                      --------          --------          --------         --------
                                                                         4,974             2,387             9,568            5,540
                                                                      --------          --------          --------         --------

Earnings (loss) from operations                                         (1,167)            2,822             2,347            7,446

Other (income) expense:
   Interest income, affiliate                                             --                (209)             --               (539)
   Interest expense                                                        546               745             1,492            1,652
   Equity interest in loss of affiliate                                   --                --                  75              222
                                                                      --------          --------          --------         --------
                                                                           546               536             1,567            1,335
                                                                      --------          --------          --------         --------

Earnings (loss) before income taxes                                     (1,713)            2,286               780            6,111
Income taxes                                                              (669)              840               280            2,245
                                                                      --------          --------          --------         --------

Earnings (loss) before minority interest                                (1,044)            1,446               500            3,866

Minority interest in net earnings
   of consolidated subsidiaries                                             50                25                90               42
                                                                      --------          --------          --------         --------

Net earnings (loss)                                                   $ (1,094)         $  1,421          $    410         $  3,824
                                                                      ========          ========          ========         ========

Earnings (loss) per common share                                      $   (.06)         $    .08          $    .02         $    .22
                                                                       ========          ========          ========         ========

        The accompanying notes are an integral part of these statements.

Unaudited Consolidated Statements of Cash Flows
(Dollars in thousands)                                   Williams Controls, Inc.

                                                                               Nine months             Nine months
                                                                                     ended                   ended
                                                                             June 30, 1996           June 30, 1995
                                                                             -------------           -------------
Cash flows from operations:
   Net earnings                                                                   $    410                $  3,824
   Non-cash adjustments to net earnings:
      Depreciation and amortization                                                  1,655                   1,178
      Restructuring charge                                                           2,250                       -
             Minority interest in earnings of consolidated subsidiaries                 90                       -
      Equity interest in loss of affiliate                                              75                     264
   Changes in working capital items net of the effects of acquisitions:
      Receivables, net                                                             (2,861)                 (2,222)
      Inventories                                                                  (4,817)                 (2,420)
      Other                                                                          (329)                   (744)
      Accounts payable and accrued expenses                                            461                   1,149
      Note receivable, affiliate                                                         -                 (1,773)
                                                                                  --------                --------

      Net cash used for operations                                                 (3,066)                   (744)
                                                                                  --------                --------

Cash flows from investing:
   Payment for acquisitions                                                        (1,200)                 (6,323)
   Payment for equipment                                                           (1,139)                   (934)
                                                                                  --------                --------

   Net cash used for investing                                                     (2,339)                 (7,257)
                                                                                  --------                --------

Cash flows from financing:
   Net borrowings (repayments) under revolving loan                                      -                 (4,108)
   Payments of long-term debt                                                            -                 (1,178)
   Proceeds from long-term debt                                                      5,759                  13,511
   Payments of capital leases                                                         (75)                    (93)
   Repurchase of common stock                                                        (540)                       -
   Proceeds from stock issuance                                                        235                       -
   Debt costs                                                                            -                   (159)
                                                                                  --------                --------
   Net cash provided by financing                                                    5,379                   7,973
                                                                                  --------                --------

Net decrease in cash                                                                  (26)                    (28)

Cash at beginning of period                                                          1,653                     242
                                                                                  --------                --------

Cash at end of period                                                               $1,627               $     214
                                                                                  ========                ========

Interest paid in 1996 and 1995 was approximately $1,500 and $1,650 for the nine months ended June 30. Income taxes paid in 1996 and 1995 were approximately $1,000 and $2,250 for the nine months ended June 30.



        The accompanying notes are an integral part of these statements.

Notes to Unaudited Consolidated Financial Statements
Three and Nine Months ended June 30, 1996 and 1995
(Dollars in thousands, except per share amounts)         Williams Controls, Inc.



1.     Organization

       The Company includes its wholly-owned subsidiaries, Williams Controls Industries, Inc.; Kenco Williams, Inc.; NESC Williams, Inc.; Williams Technologies, Inc.; Williams World Trade, Inc.; Williams Automotive, Inc.; Aptek Williams, Inc.; Agrotec Williams, Inc.; Techwood Williams, Inc.; Premier Plastic Technologies, Inc. and its 80% owned subsidiaries Hardee Williams, Inc. and Waccamaw Wheel Williams, Inc.

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


3.     Earnings (loss) per Share

       Earnings (loss) per share are based on the weighted average number of shares and common stock equivalent shares outstanding during the period assuming proceeds therefrom are used to purchase common stock at the average market price during the period (treasury stock method). The weighted average number of common shares used in computation of earnings
       (loss) per share were 17,600,000 for the three and nine months ended June 30, 1996 and 18,000,000 and 17,600,000 for the three and nine months ended June 30, 1995. Common stock equivalents which are antidilutive are not included in the earnings (loss) per share calculation.

Notes to Unaudited Consolidated Financial Statements
Three and Nine Months ended June 30, 1996 and 1995
(Dollars in thousands, except per share amounts) Williams Controls, Inc.



4.     Inventories

                                                               June 30,                        September 30,
                                                                   1996                                 1995
                                                               --------                        -------------
       Raw material                                            $  6,104                             $  6,401
       Work-in-process                                            1,677                                1,031
       Finished goods                                             9,523                                5,555
                                                                 ------                              -------

                                                                $17,304                              $12,987
                                                                 ------                              -------

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

6.     Debt

       The Company maintains a $30,000 revolving loan which carries an interest rate at the option of the Company of either the bank's prime rate or the Interbank Offering Rate (IBOR) plus 2% to 3% depending upon certain financial ratios. At June 30, 1996 the Company had borrowed approximately $21,000 under this credit facility with interest at 7.8% which is IBOR plus 2%. Under the loan availability calculation contained in the credit facility, the Company has approximately $1,500 available under its credit facility at June 30, 1996. The Company has pledged substantially all of its assets as collateral for the credit facility which expires in 1998. The Company is required to maintain a minimum net worth and certain financial ratios. The loan agreement also contains certain restrictions that limit investments, payment of dividends, capital expenditures and significant acquisitions.

Notes to Unaudited Consolidated Financial Statements
Three and Nine Months ended June 30, 1996 and 1995
(Dollars in thousands, except per share amounts) Williams Controls, Inc.


7.     Restructuring Charge - Automotive Accessories Business

       In July 1996, after a study and analysis of its automotive accessories business, the Company has implemented a restructuring plan to improve its automotive accessories operations. The restructuring plan was implemented in conjunction with a new management team for the business which initiated a cost reduction program that includes the elimination of certain product lines and advertising programs and redesign of certain other product lines. The estimated cost of the restructuring plan of $2,250 is reflected in the financial statements as a one-time charge to operations.

8.     Stock Repurchase Program

       In January 1996 the Company initiated a stock repurchase program of up to 1,000,000 shares of its common stock. Under this program the Company has acquired approximately 195,200 shares at an average price of $2.77 per share, which include 100,000 shares of common stock at $2.75 per share representing the market price on the date purchased from Enercorp, Inc., a publicly-held business development company which beneficially owns approximately 11% of the Company's stock.

9.     Acquisitions

       In April 1996, the Company acquired the assets of the Burda Group of Companies located in West Linn, Oregon, a manufacturer and distributor of a commercial chipper. This company is being operated as Techwood Williams, Inc.

       In April 1996, the Company acquired the assets of Neumann Manufacturing and Engineering, Inc. located in Madison Heights, Michigan, a manufacturer of plastic components for the automotive industry. This company is being operated as Premier Plastics Technologies, Inc.

       In July 1996, the Company completed the acquisition of GeoFocus, Inc. located in Gainsville Florida. GeoFocus provides geographical information systems consulting services and develops mobile computing, mapping and tracking software for private industry and government agencies.

       These acquisitions were accounted for as purchases and the results of operations of these businesses have been included in the results of operations of the Company from the acquisition dates. The purchase prices for these businesses and the results of operations of these businesses prior to acquisition were not material to the consolidated financial statements.

Notes to Unaudited Consolidated Financial Statements
Three and Nine Months ended June 30, 1996 and 1995
(Dollars in thousands, except per share amounts)         Williams Controls, Inc.


10.    Segment Information

                                                        Three months      Three months       Nine months       Nine months
                                                               ended             ended             ended             ended
                                                       June 30, 1996     June 30, 1995     June 30, 1996     June 30, 1995
                                                       -------------     -------------     -------------     -------------
       Net sales by classes of similar products
       Heavy vehicle components                              $ 7,927           $ 9,488           $25,097           $26,434
       Automotive accessories                                  5,407             4,685            13,328            12,915
       Agricultural equipment                                  3,251             2,404             8,277             4,042
       Electrical components                                     890             1,511             3,336             1,511
                                                              ------            ------            ------            ------
                                                              17,475            18,088            50,038            44,902
                                                              ======            ======            ======            ======

       Earnings (loss) from operations
       Heavy vehicle components                                1,261             2,290             4,715             6,199
       Automotive accessories                                (2,800)                11           (3,234)               561
       Agricultural equipment                                    489               374             1,013               539
       Electrical components                                   (117)               147             (147)               147
                                                              ------            ------            ------            ------
                                                             (1,167)             2,822             2,347             7,446
                                                              ======            ======            ======            ======


       Capital expenditures
       Heavy vehicle components                                   26               125               268               446
       Automotive accessories                                    125               114               285               399
       Agricultural equipment                                     22                35               373                64
       Electrical components                                       3                25               213                25
                                                              ------            ------            ------            ------
                                                                 176               299             1,139               934
                                                              ======            ======            ======            ======

       Depreciation and amortization
       Heavy vehicle components                                  231               260             1,084               909
       Automotive accessories                                     85                50               213               137
       Agricultural equipment                                     80                29               178                57
       Electrical components                                      63                75               180                75
                                                              ------            ------            ------            ------
                                                            $    459          $    414          $  1,655          $  1,178
                                                              ======            ======            ======            ======



                                                                                           June 30, 1996     June 30, 1995
       Identifiable assets
       Heavy vehicle components                                                                   17,055            24,190
       Automotive accessories                                                                     16,904            13,706
       Agricultural equipment                                                                     13,678             7,198
       Electrical components                                                                       7,553             8,075
                                                                                                  ------            ------
       Total assets                                                                               55,190            53,169
                                                                                                  ======            ======

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(Dollars in thousands, except per share amounts)         Williams Controls, Inc.


Financial Condition, Liquidity and Capital Resources

On June 30, 1996 the Company had working capital of $23,364 compared to $17,907 at September 30, 1995. The current ratio on June 30, 1996 was 3.5 compared with
3.3 at September 30, 1995. During the nine months ended June 30, 1996, the Company's accounts receivable increased by $2,359 and inventories increased by $4,317. The increase in accounts receivable and inventories was funded primarily by debt financing and income from operations.

The Company's $30,000 credit facility carries an interest rate at the option of the Company of either the bank's prime rate or the Interbank Offering Rate
(IBOR) plus 2% to 3% depending upon certain financial ratios and expires in 1998. At June 30, 1996 the Company had borrowed approximately $21,000 under the credit facility with interest at 7.8% which is IBOR plus 2.5%. Under the loan availability calculation contained in the credit facility, the Company has approximately $1,500 available under its credit facility at June 30, 1996. The decrease in loan availability is due to the decrease in earnings from operations which is the primary factor in determining loan availability. The Company has pledged substantially all of its assets as collateral for the credit facility and is required to maintain a minimum net worth and certain financial ratios. The loan agreement also contains certain restrictions that limit investments, payment of dividends, capital expenditures and significant acquisitions. The Company anticipates that cash generated from operations and debt financing will be sufficient to satisfy working capital and capital expenditures for internal growth.

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

Results of Operations
Three and nine months ended June 30, 1996 compared to the three and nine months ended June 30, 1995.

Sales

Sales for the three months ended June 30, 1996 were $17,475 compared to $18,088 for the three months ending June 30, 1995, a decrease of 3%. Sales were comprised of four segments, heavy vehicle components, auto accessories, agricultural equipment, and electrical components which accounted for 45%, 31%, 19% and 5% for the three months ended June 30, 1996 compared to 53%, 26%, 13% and 8% for the same period in the prior year. Agricultural equipment and electrical components sales were the result of acquisitions completed in February 1995 and April 1995. Heavy vehicle components sales were $7,927 for the three months ended June 30, 1996 compared to $9,488 for the same period in the prior year, a decrease of 17%. Sales of automotive accessories were $5,407 for the three months ended June 30, 1996 compared to $4,685 for the same period in the prior year, an increase of 15%. Agricultural equipment sales were $3,251 for the three months ended June 30, 1996 compared to $2,404 for the same period in the prior year, an increase of 35%. Electrical components sales were $890 for the three months ended June 30, 1996 compared to $1,511 the same period in the prior year, a decrease of 41%.

Sales for the nine months ended June 30, 1996 increased 11% to $50,038 compared to $44,902 for the same period in the prior year. Sales of heavy vehicle components, auto accessories, agricultural equipment, and electrical components accounted for 50%, 26%, 17% and 7% for the nine months ended June 30, 1996 compared to 59%, 29%, 9% and 3% for the same period in the prior year. Heavy vehicle sales were $25,097 for the nine months ended June 30, 1996 compared to $26,434 for the same period in the prior year, a decrease of 5%. Automotive accessories sales were 13,328 for the nine months ended June 30, 1996 compared to $12,915 for the same period in the prior year, an increase of 3%. Agricultural equipment sales were $8,277 for the nine months ended June 30, 1996 compared to $4,042 for the same period in the prior year, an increase of over 100%. Sales of electrical components were $3,336 for the nine months ended June 30, 1996 compared to $1,511 for the same period in the prior year..

Heavy vehicle component sales have decreased for the first nine months of the year as retail sales of class 8 trucks, the primary market for the Company's electronic throttle product line, declined over 20% compared to the prior year. The decrease in the class 8 truck market has been offset by an increase in sales to the midrange truck market which continues to introduce electronic throttles to new truck models as this technology becomes more acceptable to this market segment. The Company anticipates this trend to continue for approximately 12 to 18 months. Sales of automotive accessories were down 19% for the quarter and 4% for the nine months ending June 30, 1996 excluding sales from the recent acquisition of Premier Plastic Technologies in April 1996. The decrease in automotive accessories sales was due primarily to the unusually bad winter weather which hampered retail sales, and a change in product mix as the Company continues to redesign its product lines in an effort to achieve more profitable sales. In the first quarter, the Company introduced an automotive accessories product line targeted for a different market segment to reduce its reliance on mass merchant retail sales. Agricultural equipment and electrical component sales are the results of acquisitions and, therefore, comparison to the prior period is not meaningful. The agricultural equipment segment has been successful at integrating small product line acquisitions into its primary dealer network resulting in increased sales without significant increases in overhead. The Company expects that a significant portion of its agricultural equipment sales will occur in the third and fourth fiscal quarters. Sales in the electrical component segment sales were sluggish during the first nine months of the year due to slow sales to two primary customers. The Company is continuing to focus on development of new products to increase future sales. In addition, the acquisition of GeoFocus in July will provide opportunities for new product development for this segment.

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
(Dollars in thousands, except per share amounts)         Williams Controls, Inc.

Results of Operations
Three and nine months ended June 30, 1996 compared to the three and nine months ended June 30, 1995.

Earnings (loss) from Operations

Earnings (loss) from operations for the three months ended June 30, 1996 were ($1,671) compared to $2,822 for the three months ended June 30, 1995, a decrease of 141%. Earnings from operations for the nine months ended June 30, 1996 were $2,347 compared to $7,446 for the nine months ended June 30, 1995, a decrease of 68%. Earnings (loss) from operations as a percentage of sales for the three and nine months ended June 30, 1996 were (6%) and 9% compared to 16% and 17% for the three and nine months ended June 30, 1995. The decrease in earnings from operations is due to a combination of lower gross margins and increased operating expenses. In addition, the Company recorded a restructuring charge of $2,250 related to its automotive accessories operations. The restructuring plan was implemented in conjunction with a new management team for the automotive accessories business which initiated a cost reduction program and the elimination of certain product lines.

Gross margin as a percentage of sales for the three months ended June 30, 1996 was 22% compared to 29% for the three months ended June 30, 1995. Gross margin as a percentage of sales for the nine months ended June 30, 1996 was 24% compared to 29% for the same period in the prior year. The decrease in gross margin results from a larger percentage of the Company's operations being in business segments with lower gross margins. In addition, the automotive accessories segment gross margins were down significantly due to the competitive environment in that segment. Operating expenses for the three months ended June 30, 1996 were $2,724 or 16% of sales compared to $2,387 or 13% of sales for the same period in the prior year and for the nine months ended June 30, 1996 were $7,318 or 15% of sales compared to $5,540 or 12 % of sales for the same period in the prior year excluding the one-time restructuring charge of $2,250. Additional costs associated with the companies that have been acquired in the agricultural equipment and electrical component segments were the primary cause for the increase in operating expense.

Earnings from operations of the heavy vehicle component segment decreased 45% and 24% for the three and nine months ended June 30, 1996 compared to the same periods in the prior year. The decrease in earnings from operations in this segment is due to the shift in product mix to products used in midrange truck applications which typically have lower margins than heavy-duty truck applications. In addition, due to the downturn in the class 8 truck market segment, the Company's customers are faced with increased price pressure to compete in this cyclical market. Therefore, the Company is working with its customers to maintain or reduce selling prices while absorbing the increased cost of raw materials.

The automotive accessories segment had losses from operations of $2,800 and $3,234 for the three and nine months ended June 30, 1996 compared to earnings from operations of $11 and $561 for the same period in the prior year. The primary reason for the decrease is due to a one-time restructuring charge of $2,250 recognized during the three months ended June 30, 1996. The Company has implemented a plan to improve its automotive accessories operations and has strengthened its management team to return the automotive accessories segment to profitability. The restructuring plan includes a cost reduction program through redesign of products to use alternative sources of raw material and value-added manufacturing. In addition, the Company is identifying new markets and sales programs to increase sales.

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
(Dollars in thousands, except per share amounts)         Williams Controls, Inc.


Results of Operations
Three and nine months ended June 30, 1996 compared to the three and nine months ended June 30, 1995.


The electrical components segment had losses from operations of $117 and $147 for the three and nine months ended June 30, 1996 due primarily to decreased sales to two of its major customers in the telecommunication industry. The electrical components segment was added through an acquisition completed in April of 1995. The Company is optimistic that the sales decline was temporary and sales will return to normal levels during the remainder of the year. The electrical components segment continues to focus on product development efforts to enhance future sales opportunities.

The agricultural equipment segment had earnings from operations of $489 and $1,013 for the three and nine months ended June 30, 1996 compared to $374 and $539 for the same periods in the prior year. The agricultural equipment segment resulted from acquisitions in February 1995, and has been successful at integrating several small subsequently acquired product line into its operations without significantly increasing the cost of operations. The Company believes that the agricultural equipment segment is well positioned to meet its seasonal demands which increase during the second half of the fiscal year.


Other Expenses

Interest expense for the three and nine months ended June 30, 1996 was $546 and $1,567 compared to $745 and $1,652 for the three and nine months ended June 30, 1995. The decrease in interest expense is due primarily to lower interest rates. Interest income, affiliate for the three and nine months ended June 30, 1995 relates to the loan provided to Ajay which was repaid in July of 1995.


Net Earnings (Loss)

The net loss for the three months ended June 30, 1996 was $1,094 or $.06 per share compared to net earnings of $1,421 or $.08 per share for the same period in the prior year. Net earnings for the nine months ended June 30, 1996 decreased to $410 or $.02 per share compared to $3,824 or $.22 per share for the same period in the prior year. The decrease in earnings was due primarily to the restructuring charge of $2,250 ($.08 per share) related to the automotive accessories business.

                                     Part II

Item 4.  Submission of Matters to a Vote of Security Holders

         None


Item 5.  Other Information

         None


Item 6.  Exhibits and Reports on Form 8-K

         None

                             Williams Controls, Inc.

                                    Signature


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                         WILLIAMS CONTROLS, INC.




                                    /s/ Thomas W. Itin
                                    --------------------------------------------
                                    Thomas W. Itin, Chairman, President and CEO





                                    /s/ Dale J. Nelson
                                    --------------------------------------------
                                    Dale J. Nelson, Chief Financial Officer



Date:  August 9, 1996