Form 10-K
period 1996-09-30
WILLIAMS CONTROLS INC
filed 1997-01-13
CIK 854860

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                    FORM 10-K

               [ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                                     OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: September 30, 1996

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of November 20, 1996, 17,674,787 shares of Common Stock were outstanding and the aggregate market value of the shares (based upon the average of the bid and asked price of the shares on the over-the-counter market) of Williams Controls, Inc. held by nonaffiliates was approximately $29,018,422.

                       Documents Incorporated by Reference
Portions of the definitive proxy statement for the 1997 Annual Meeting of Stockholders to be filed not later than January 28, 1997 are incorporated by reference in Part III hereof.


                             Williams Controls, Inc.
                             Index to 1996 Form 10-K



Part I                                                                                                    Page

      Item 1.     Business                                                                                  2-5
      Item 2.     Properties                                                                                  6
      Item 3.     Legal Proceedings                                                                           6
      Item 4.     Submission of Matters to a Vote of Security Holders                                         6


Part II

      Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters                       7
      Item 6.     Selected Financial Data                                                                     8
      Item 7.     Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                                9-14
      Item 8.     Financial Statements and Supplementary Data                                             15-38
      Item 9.     Changes in and Disagreements with Accountants on
                     Accounting and Financial Disclosure                                                     39


Part III

      Item 10.    Directors and Executive Officers of the Registrant                                         39
      Item 11.    Executive Compensation                                                                     39
      Item 12.    Security Ownership of Certain Beneficial Owners and Management                             39
      Item 13.    Certain Relationships and Related Transactions                                             39


Part IV

      Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K                            39


Signatures                                                                                                   40

                             WILLIAMS CONTROLS, INC.

                                    Form 10-K

                                     Part I

Item 1. Description of Business

Williams Controls, Inc., together with its wholly owned subsidiaries, Williams Controls Industries, Inc.; Kenco/Williams, Inc.; NESC Williams, Inc.; Williams Technologies, Inc.; Williams World Trade, Inc.; Williams Automotive, Inc.; Aptek Williams, Inc.; Agrotec Williams, Inc.; Techwood Williams, Inc.; Premier Plastic Technologies, Inc.; GeoFocus, Inc. and its 80% owned subsidiaries Hardee Williams, Inc. and Waccamaw Wheel Williams, Inc., is hereinafter referred to as the "Company" or "Registrant."

General

The Company is a Delaware corporation formed in 1988. The Company's primary business segment was founded by Norman C. Williams in 1939 and acquired by the Company in 1988. The Company's operating subsidiaries which are all Delaware corporations except GeoFocus, Inc. which is Florida corporation, are as follows:

Williams Controls Industries, Inc.: Manufactures heavy vehicle components sold primarily in the heavy vehicle manufacturing industry.

Kenco/Williams, Inc.: Manufactures, assembles, packages and distributes truck and auto accessories for the aftermarket parts industries.

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

Techwood Williams, Inc.: Manufactures and distributes commercial wood chippers used in landscaping and farming.

Premier Plastic Technologies, Inc.: Manufactures plastic components for the automotive industry.

GeoFocus, Inc.: Develops mobile computing, mapping and tracking software for private industry and governmental agencies.

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

Landscape Maintenance Equipment - The landscape maintenance equipment product lines include rotary cutters, sprayers, discs, wood chippers, harrows and trailers. These products are sold to independent equipment dealers located primarily in the Southeastern United States. The major competitors include Wood Brothers and Alamo Group.

Electrical Components - The electrical components product line includes the design and production of microcircuits, cable assemblies and other electronic products. These products are used in telecommunication, computer and transportation industries. The major customers include Allied Signal, AT&T and Nokia. The major competitors include CTS, AMP and Nethode.

Acquisitions

The Company has been pursuing an acquisition strategy to diversify its operations. The Company's acquisition philosophy is to identify and evaluate distressed companies and then attempt to acquire the most promising companies at or below book value. This strategy is designed to diversify the Company's operations through the acquisition of businesses and assets with existing product lines with industry name recognition and which complements the Company's existing businesses. Through this growth strategy, the Company has the ability to add product lines without the substantial initial capital requirements necessary to start new businesses, achieve name recognition for new products and build a reputation for quality.

Upon completion of an acquisition, the Company assembles a management team to restructure the business with the goal of achieving operating profitability within three to five years after the acquisition. During the rehabilitation period, the Company generally must make additional investments in these companies to turn them around. At least annually, the Company evaluates its acquisitions to determine whether to invest, hold or divest. None of the acquired businesses have been sold as of the date of this report. The Company's acquisition strategy poses a risk for the Company and its stockholders in that the distressed businesses ultimately may never achieve and sustain profitability.

During 1996 the Company acquired three small businesses. In April 1996 the Company completed two acquisitions, including the assets of the Burda Group of

Companies located in West Linn, Oregon, through Techwood Williams, Inc., which manufactures and distributes commercial wood chippers used in landscaping, and farming; and, Neumann Manufacturing and Engineering, Inc. located in Madison Heights, Michigan, through Premier Plastic Technologies, Inc., which manufactures plastic components for the automotive industry. In July 1996 the Company acquired the stock of GeoFocus, Inc. located in Gainesville, Florida. GeoFocus provides geographical information systems consulting services and develops mobile computing, mapping and tracking software for private industry and government agencies.

These acquisitions were accounted for as purchases and the results of operations of these businesses have been included in the results of operations of the Company from the acquisition dates. The purchase prices for these businesses and the results of operations of these businesses prior to acquisition were not material to the consolidated financial statements.

Competition

In general, the Company's products are sold in highly competitive markets to customers who are sophisticated and demanding concerning price, performance and quality. Products are sold in competition with other independent suppliers (some of which have substantial financial resources and significant technological capabilities), and many of these products are, or could be, produced by the manufacturers to which the Company sells these products. The Company's competitive position varies among its product lines.

Marketing and Distribution

For the years ended September 30, 1996, 1995 and 1994, Freightliner accounted for 10%, 12% and 14%, respectively, of net sales and in 1995, Navistar and Volvo accounted for 10% of net sales. During the years ended September 30, 1996, 1995, and 1994, approximately 12%, 13% and 16% of the Company's total net sales were to customers outside of the United States, primarily in Canada, and, to a lesser extent, in Europe and Australia. See note 15 to the Notes to Consolidated Financial Statements.

Existing Future Sales Orders

Future sales orders for the Company's products were approximately $8,900,000 at September 30, 1996, compared to $9,200,000 at September 30, 1995. These are orders for which customers have requested delivery at specified future dates. The Company has not experienced any significant problems delivering products on a timely basis.

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

Product Research and Development

The Company's operating facilities engage in engineering, research and development and quality control activities to improve the performance, reliability and cost-effectiveness of the Company's product lines. The Company's engineering staff works closely with customers in the design and development of new products and adapting products for new applications. During 1996, 1995 and 1994, the Company spent $2,229,000, $1,445,000 and $1,145,000 respectively, on these activities.

Patents and Trademarks

The Company's product lines generally have strong name recognition in the markets which they serve. The Company has a number of product patents obtained over a period of years and which expire at various times. The Company considers each patent to be of value and aggressively protects its rights against infringement throughout the world. The Company owns two patents (expiring in 2009) which the Company believes improved the marketability of the electronic product line of the heavy vehicle components segment. The Company does not consider that the loss or expiration of either patent would materially adversely affect the Company; however, competition in the electronic product line could increase without these patents. The Company owns numerous trademarks which are registered in many countries enabling the Company to market its products worldwide. These trademarks include "Williams," "Kenco," "Hardee" and "Bugman." The Company believes that in the aggregate, the rights under its patents and trademarks are generally important to its operations, but does not consider that any patent or trademark or group of them related to a specific process or product is of material importance in relation to the Company's total business except as described above.

Raw Materials

The Company produces its products from raw materials, including brass, aluminum, steel, plastic, rubber and zinc, which currently are widely available on reasonable terms. The Company relies upon, and expects to continue to rely upon, CTS Corporation, Conner Formed Metal Products, Inc. and Caterpillar, Inc. as single source suppliers for critical components and/or products. Although these suppliers have been able to meet the Company's future needs on a timely basis, and appear to be willing to continue being suppliers to the Company, there is no assurance that a disruption in a supplier's business, such as a strike, would not disrupt the supply of a component.

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

Employees

The Company employs approximately 120 union employees and 380 nonunion employees. The nonunion employees of the Company are engaged in sales and marketing, accounting and administration, product research and development, production and quality control. The union employees are engaged in manufacturing heavy vehicle components in the Portland, Oregon facility and are represented by the International Union, United Automobile Workers of America and Amalgamated Local 492 (the "Union"). The Company and the Union have a collective bargaining agreement that expires in September 1997, which provides for wages and benefits (including pension, death, disability, health care, unemployment, vacation and other benefits) and contains provisions governing other terms of employment, such as seniority, grievances, arbitration and union recognition. Management of the Company believes that its relationship with its employees and the Union is good.

Item 2. Properties

The following table outlines the principal manufacturing and other facilities owned by the Company, subject to mortgages on each facility. See notes 7 to the Notes to Consolidated Financial Statements.

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

Item 4. Submission of Matters to a Vote of Security Holders

The Company did not submit any matters to a vote of its security holders during the fourth quarter of the year ended September 30, 1996.

                                     Part II


Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

The Company's common stock is traded on the over-the-counter market of the National Association of Securities Dealers Automated Quotation ("NASDAQ") National Market System under the symbol "WMCO."

The range of high and low bid closing quotations for the Company's common stock for each fiscal quarter for the past two fiscal years is as follows:

                                                                            1996

                                                                High                       Low
        Quarter
        October 1 - December 31                               $ 3.41                    $ 2.28
        January 1 - March 31                                    3.03                      2.38
        April 1 - June 30                                       2.72                      1.72
        July 1 - September 30                                   2.72                      1.44


                                                                                1995

                                                                High                       Low
        Quarter
        October 1 - December 31                               $ 3.50                    $ 2.69
        January 1 - March 31                                    3.72                      3.41
        April 1 - June 30                                       3.72                      3.09
        July 1 - September 30                                   3.69                      3.22

The number of record holders of the Company's common stock as of December 20, 1996 was approximately 587. The Company has never paid a dividend with respect to its common stock and has no plans to pay a dividend in the foreseeable future.

Item 6. Selected Financial Data
          (Dollars in thousands - except per share amounts)


Statement of Operations Data

Year ended September 30                         1996*          1995**          1994***              1993              1992
-----------------------                     ---------        --------        ---------         ---------         ---------

Net sales                                    $67,542          $60,614          $41,761           $25,897           $20,072
Earnings from operations                       1,241            9,491            6,615             3,750             2,028
Earnings (loss) before extraordinary item
  and cumulative effect of accounting change   (561)            4,512            3,641             1,956             1,012
Net earnings (loss)                            (561)            4,512            3,641             1,956             1,267
Earnings (loss) per common share:
  Primary:
     Earnings (loss) before extraordinary
       item and cumulative effect of
       accounting change                       (.03)              .26              .22               .14               .07
     Net earnings (loss)                       (.03)              .26              .22               .14               .09
  Fully diluted:
     Earnings (loss) before extraordinary
       item and cumulative effect of
       accounting change                       (.03)              .26              .22               .13               .07
     Net earnings (loss)                       (.03)              .26              .22               .13               .09
Cash dividends per common share                   -                 -                -                 -                 -

Balance Sheet Data

September 30                                   1996*           1995**          1994***              1993              1992
------------                               ---------         --------         --------          --------          --------

Current assets                               $31,655          $25,788          $20,874          $ 10,623           $ 6,869
Current liabilities                           29,600            7,881           10,012             7,527             5,547
Working capital                                2,055           17,907           10,862             3,096             1,322
Total assets                                  53,778           47,182           32,159            20,006            13,142
Long-term liabilities                          5,455           20,244            9,699             5,690             3,863
Redeemable convertible preferred stock,
  including unpaid dividends                       -                -                -               413               492
Minority interest in consolidated subsidiaries   713              764                -                 -                 -
Stockholders' equity                          18,010           18,293           12,448             6,376             3,240

*1996 data includes a restructuring charge of $2,250 related to the Automotive accessories segment. See note 13 to the Notes to Consolidated Financial Statements for information relating to the restructuring charge. 1996 data includes small acquisitions from Apri1 1996. Net sales, earnings from operations and total assets related to these acquisitions were not material. See note 18 to the Notes to Consolidated Financial Statements for information regarding these acquisitions.

**1995 data includes acquisitions made in February, April and August. In 1995 net sales related to these acquisitions from date of purchase were $9,646; earnings from operations were $1,039. Total assets at September 30, 1995 related to these acquisitions were $16,072.

***1994 data includes small acquisitions from January 1994. Net sales, earnings from operations and total assets related to these acquisitions were not material.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in thousands - except per share amounts)

Financial Position and Capital Resources

The Company's principal sources of liquidity are borrowings under its credit facilities and funds generated from operations. In December 1996, the bank advised the Company that it was in technical default under its $30,000 credit facility primarily due to borrowings in excess of the loan availability provided under the credit facility. Decreased loan availability resulted from decreased earnings from operations, the major factor in determining loan availability under the credit facility. The banks advised the Company that they are forbearing from exercising their rights under the loan agreement and are continuing to provide financing under the credit facility with the understanding that the Company will attempt to close a refinancing with new lenders by May 1997. Although the bank has not indicated that it currently intends to do so, as a consequence of the default, the bank could demand immediate repayment of the loan. The Consolidated Financial Statements reflect the $21,000 in borrowings outstanding under the credit facility as a current liability until the Company can obtain alternative financing to replace the $30,000 credit facility.

In December 1996 the Company and Ajay Sports, Inc. ("Ajay;") (collectively the "Borrowers") received a proposal with another bank to obtain an asset-based loan facility consisting of a revolving line of credit up to $38,000 and term loans up to $12,000. The proposed revolving line of credit (including letters of credit) may not exceed the lesser of $38,000 or an agreed upon percentage of eligible accounts receivable and inventories. The revolving line of credit expires in three years and carries an interest rate at the Company's option of the bank's prime rate or London Interbank Offering Rate ("LIBOR") plus 1.75% to 3.00% depending upon the financial performance of the Company. The revolving line of credit requires the borrowers to pay an initial fee of 1%, an annual facility fee of 3/8 of 1%, an unused facility fee of 1/4 of 1% and is subject to an early termination fee of 1%. The term loans are due in three years and carry an interest rate, at the Company's option, of the bank's prime rate or LIBOR plus 2.00%, and amortize over a period of five to fifteen years. The proposed term loan facility is subject to an annual facility fee of 3/8 of 1% of the unused balance. The asset-based loan facility is subject to the bank's audit and due diligence which is expected to be completed in the Company's second fiscal quarter of 1997.

The proposed asset-based loan facility will replace the Company's $30,000 credit facility, which consists of a three-year revolving loan, with an interest rate at either the bank's prime rate or the Interbank Offering Rate ("IBOR") plus 2% to 3% depending upon certain financial ratios. At September 30, 1996, the outstanding balance under the Company's existing credit facility was $21,000 and, due to the technical default, the Company is not able to borrow additional funds under the credit facility. Under the terms of the proposed asset-based loan facility, the Company would have availability of approximately $2,000. Under the terms of the asset-based loan facility, the Borrowers will have the option to make advances between the Company and Ajay provided the Borrowers are in compliance with the provisions of the loan facility. At September 30, 1996, the Company would have to advance Ajay approximately $5,000 to repay its previous loan facility which the Company has guaranteed. The Company has pledged substantially all of its assets as collateral for the credit facility. The Company is required to maintain certain financial ratios, and the agreement contains certain restrictions that limit acquisitions, investments, payment of dividends and capital expenditures.

At September 30, 1996 the Company had working capital of $2,055 compared to $17,907 at September 30, 1995. The current ratio on September 30, 1996 was 1.1 compared with 3.3 at September 30, 1995. The decreases in working capital and the current ratio are due primarily to the reclassification of $21,000 of debt as a current liability which was recorded as a long-term liability under the previous credit facility. The Company is expected to obtain an asset-based loan facility in the second quarter of 1997 which will improve the Company's liquidity. In the event that the Company does not obtain the asset-based loan facility, the Company would be required to renegotiate the existing credit facility or find alternative financing. The Company believes that alternative financing is available and has received other proposals for asset-based lending and convertible subordinated debt.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in thousands except per share amounts)


At September 30, 1996 accounts receivable increased to $13,103 compared to $10,521 at September 30, 1995. Inventories increased to $15,288 compared to $12,987 at September 30, 1995. The increase in accounts receivables and inventories is due in part to increased sales and the acquisitions that were made during the year.

Prior to July 1995, the Company had a loan receivable from Ajay. In October 1994, the Company exercised options to acquire 4,117,647 shares of Ajay common stock through a reduction in the loan receivable. At September 30, 1996 the Company owns 4,117,647 shares of Ajay common stock, which represents approximately 18% of Ajay's outstanding common stock. Ajay manufactures and distributes golf accessories primarily to retailers throughout the United States. The investment in Ajay is recorded as an investment in affiliate in the Consolidated Balance Sheets net of the Company's equity interest of $175 and $282 in Ajay's losses for the twelve month periods ended September 30, 1996 and 1995, respectively. The Company is required to account for the investment in Ajay on the equity method due to common ownership by the Chairman and President of the Company who is also Chairman and President of Ajay. In addition, the Company has guaranteed Ajay's $13,500 credit facility ($10,407 outstanding at September 30, 1996, unaudited) and is charging Ajay a fee of 1/2% of 1% per annum on the outstanding loan amount for providing this guaranty. Ajay is currently in technical default under this credit facility, and the Company and Ajay have entered into negotiations with another bank to obtain a replacement loan facility. At September 30, 1996, the Company also has manufacturing rights in certain Ajay facilities through 2002 under a joint venture agreement, and the Company has vested options to acquire 11,110,873 shares of Ajay common stock at prices ranging from $.34 to .50 per share.

The Company anticipates that cash generated from operations and borrowings will be sufficient to satisfy working capital and capital expenditure requirements for the foreseeable future, and provide the Company with financial flexibility to respond to business opportunities, including opportunities for growth through internal development, strategic joint ventures or acquisitions.

The Financial Accounting Standards Board recently issued SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which is effective for fiscal years beginning after December 15, 1995. Adoption of SFAS No. 121 is not expected to have a material impact on the Company's financial position or results of operations.

The FASB also recently issued SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 defines a fair-value-based method of accounting for stock-based employee compensation plans and transactions in which an entity issues its equity instruments to acquire goods or services from nonemployees. SFAS No. 123 allows entities to measure compensation cost related to employee stock plans by either using the fair-value-based method or continuing to use the intrinsic-value based method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25). The effective date of the Statement is for years beginning after December 15, 1995. No material financial statement impact from the adoption of SFAS No. 123 is expected as the Company plans to continue to apply APB No. 25 for its employee stock plans. The Company has not yet determined when it will adopt SFAS No. 123

Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in thousands except per share amounts)

Results of Operations

Year ended September 30, 1996
Compared to September 30, 1995

Sales

Sales for the year ended September 30, 1996 increased 11% to $67,542 compared to $60,614 for the prior year. Sales of heavy vehicle components, auto accessories, agricultural equipment, and electrical components accounted for 54%, 24%, 16% and 6% as a percent of total sales for the year ended September 30, 1996 compared to 58%, 26%, 11% and 5% for the prior year. Heavy vehicle sales were $36,141 for the year ended September 30, 1996 compared to $35,105 for the prior year, an increase of 3%. Automotive accessories sales were $16,263 for the year ended September 30, 1996 compared to $15,863 for the prior year, an increase of 3%. Agricultural equipment sales were $11,026 for the year ended September 30, 1996 compared to $6,783 for the prior year, an increase of 63%. Sales of electrical components were $4,112 for the year ended September 30, 1996 compared to $2,863 for the prior year, an increase of 44%. Agricultural equipment and electrical components sales were the result of acquisitions completed in February 1995 and April 1995.


Heavy vehicle component sales were flat for the year as retail sales of class 8 trucks, the primary market for the Company's electronic throttle product line, declined over 20% compared to the prior year. Historically, the Class 8 truck market has been cyclical with annual production ranging from approximately 100,000 to 200,000 units. In 1995, Class 8 truck production was over 200,000 units which capped five years of increased annual production. In calendar 1996, Class 8 truck production declined to an estimated 160,000 units. The decrease in the class 8 truck market has been offset by an increase in sales to the midrange truck market which continues to introduce electronic throttles to new truck models as this technology becomes more acceptable to this market segment. The Company anticipates this trend to continue for approximately 12 to 18 months.


Automotive accessories sales were flat primarily due to the unusually bad winter weather which hampered retail sales and a change in product mix as the Company continues to redesign its product lines in an effort to achieve more profitable sales. In the first quarter, the Company introduced an automotive accessories product line targeted for the traditional aftermarket (dealers, distributors and restylers) segment to reduce its reliance on mass merchant retail sales. Agricultural equipment and electrical component sales are the results of acquisitions and, therefore, comparison to the prior period is not meaningful. The agricultural equipment segment has increased sales by integrating small product line acquisitions into its primary dealer network. Sales in the electrical component segment were lower than expected for the year due to loss of two primary customers.

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
(Dollars in thousands, except per share amounts)

Results of Operations
Year ended September 30, 1996 compared to September 30, 1995.

Earnings from Operations

Earnings from operations for the year ended September 30, 1996 were $1,241 compared to $9,491 for the prior year, a decrease of 87%. Earnings from operations as a percentage of sales for the year ended September 30, 1996 were 2% compared to 16% for the prior year. The decrease in earnings from operations is due to a combination of lower gross margins and increased operating expenses. In addition, the Company recorded a restructuring charge of $2,250 related to its automotive accessories operations. The restructuring plan was implemented in conjunction with a new management team for the automotive accessories business which initiated a cost reduction program and a plan to redesign or eliminate certain product lines.

Gross margin as a percentage of sales for the year ended September 30, 1996 was 21% compared to 28% for the prior year. The decrease in gross margin results from a larger percentage of the Company's operations being in business segments with lower gross margins primarily as a result of acquisitions. The Company has experienced decreased margins in the automotive accessories segment due to increased competition. Margins decreased in the agricultural equipment segment due to increased cost incurred to improve product quality and because of an unprofitable product line which was discontinued in fiscal 1996. Operating expenses for the year ended September 30, 1996 were $10,719 or 16% of sales compared to $7,715 or 13 % of sales for the same period in the prior year, excluding the one-time restructuring charge of $2,250. The increased operating expenses are due primarily to costs associated with companies acquired in the agricultural equipment and electrical components segments. In addition, the automotive accessories segment operating expenses have increased as a result of developing product lines which use new channels of distribution.

Earnings from operations of the heavy vehicle component segment decreased 22% for the year ended September 30, 1996 compared to the prior year. The decrease in earnings from operations in this segment is due to the shift in product mix to products used in midrange truck applications which typically have lower margins than heavy-duty truck applications. In addition, due to the downturn in the Class 8 truck market segment, the Company's customers are faced with increased price pressure to compete in this cyclical market. Therefore, the Company is working with its customers to maintain or reduce selling prices while absorbing the increased cost of raw materials.

The automotive accessories segment had losses from operations of $4,353 for the year ended September 30, 1996 compared to losses from operations of $286 for the prior year. The primary reason for the increased loss is due to a one-time restructuring charge of $2,250 recognized during the third quarter. The Company has implemented a plan to improve its automotive accessories operations and has strengthened its management team to return this accessories segment to profitability. The restructuring plan includes a cost reduction program through redesign of products to use alternative sources of raw material and value-added manufacturing. In addition, the Company is identifying new markets and sales programs to increase sales.

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
(Dollars in thousands, except per share amounts)


Results of Operations
Year ended September 30, 1996 compared to the year ended September 30, 1995.


The electrical components segment had losses from operations of $659 for the year ended September 30, 1996 compared to earnings from operations of $182 for the prior year. The loss from operations was due primarily to the loss of two of its major customers in the telecommunication industry. The electrical components segment was added through an acquisition completed in April of 1995. The electrical components segment continues to focus on product development efforts to enhance future sales opportunities.

The agricultural equipment segment had losses from operations of $578 for the year ended September 30, 1996 compared to earnings from operations of $857 for the prior year. The agricultural equipment segment resulted from acquisitions in February 1995. The agricultural equipment segment had increased overhead and production inefficiencies and an unprofitable product line which was discontinued in August 1996. It also had increased costs to improve its product line to meet the quality of competition.

Other Expenses

Interest expense for the year ended September 30, 1996 was $2,063 compared to $2,409 for the year ended September 30, 1995. The decrease in interest expense is due primarily to lower interest rates and reduced average borrowings. Interest income, affiliate relates to a loan provided to Ajay which was repaid in July of 1995.


Net Earnings (Loss)

The net loss for the year ended September 30, 1996 was $561 or $.03 per share compared to net earnings of $4,512 or $.26 per share for the prior year.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in thousands except per share amounts)


Year ended September 30, 1995
Compared to September 30, 1994

Sales - Sales for 1995 were $60,614 compared to $41,761 for 1994, an increase of 45%. Heavy vehicle component sales, which accounted for 58% of total sales, increased 22% to $35,105 compared to $28,678 in the prior year. Automotive accessory sales, which accounted for 26% of total sales, were $15,863 as a result of acquisitions in August 1993 and January 1994.

Heavy vehicle component sales are comprised of sales of electronic throttles and pneumatic/hydraulic controls product lines. The electronic throttle product line accounted for 53% of heavy vehicle component sales.

Gross Margin - The gross margin as a percent of sales was 28% for 1995 and 1994.

Operating Expenses - Operating expenses for 1995 were $7,715 or 13% of sales, compared to $5,127 or 12% of sales.

Interest Income, Affiliate - Interest income, affiliate of $601 is from the Ajay note receivable which offset a portion of interest expense.

Interest Expense - Interest expense for 1995 was $2,409 compared to $1,011 for the prior year. The increase in interest expense is due to increased debt incurred to finance acquisitions, the Ajay loan and higher interest rates.

Net Earnings - Net earnings for 1995 were $4,512 compared to $3,641 for 1994, an increase of 24%.

Item 8. Financial Statements and Supplementary Data

                             Williams Controls, Inc.
                   Index to Consolidated Financial Statements

                                                                                                              Page
Consolidated Balance Sheets at September 30, 1996 and 1995                                                    16-17

Consolidated Statements of Stockholders' Equity for the
years ended September 30, 1996, 1995 and 1994                                                                    18

Consolidated Statements of Operations for the
years ended September 30, 1996, 1995 and 1994                                                                    19

Consolidated Statements of Cash Flows for the
years ended September 30, 1996, 1995 and 1994                                                                    20

Notes to Consolidated Financial Statements                                                                    21-36

Independent Auditors' Report                                                                                     38

See page 41 for Index to Schedules and page 44 for Index to Exhibits.

Williams Controls Inc.
Consolidated Balance Sheets
September 30
(Dollars in thousands, except per share amounts)


ASSETS                                                          1996        1995
                                                             -------     -------
Current assets:
     Cash                                                    $ 1,379     $ 1,653
     Accounts receivable, net                                 13,103      10,521
     Inventories                                              15,288      12,987
     Other                                                     1,885         627
                                                             -------     -------
           Total current assets                               31,655      25,788
                                                             -------     -------

   Investment in affiliate                                       943       1,118

   Property, plant and equipment:
     Land and land improvements                                2,742       2,713
     Buildings                                                 9,407       9,221
     Machinery and equipment                                  10,872       9,169
     Office furniture and equipment                            1,934       1,426
                                                             -------     -------
                                                              24,955      22,529
     Less accumulated depreciation and amortization            5,154       3,731
                                                             -------     -------
                                                              19,801      18,798
                                                             -------     -------

    Other assets                                               1,379       1,478
                                                             -------     -------
                                                             $53,778     $47,182
                                                             =======     =======



        The accompanying notes are an integral part of these statements.

Williams Controls Inc.
Consolidated Balance Sheets
September 30
(Dollars in thousands, except per share amounts)


LIABILITIES AND STOCKHOLDERS' EQUITY                                       1996        1995
                                                                       --------    --------
   Current liabilities:
     Current portion of revolving line of credit                       $ 21,000    $    --
     Current portion of long-term debt                                      212         301
     Accounts payable and accrued expenses                                8,388       7,580
                                                                       --------    --------
           Total current liabilities                                     29,600       7,881
                                                                       --------    --------

   Long-term debt                                                         2,782      18,112
   Deferred tax liability                                                 1,219         886
   Other liabilities                                                      1,454       1,246

   Minority interest in consolidated subsidiaries                           713         764

   Commitments and contingencies                                           --          --

   Stockholders' equity:
     Preferred stock of $.01 par value, 50,000,000 shares authorized       --          --
     Common stock of $.01 par value, 50,000,000 shares
       authorized, 17,869,987 and 17,264,987 shares issued                  179         173
     Additional paid-in capital                                           9,671       9,023
     Retained earnings                                                    9,439      10,000
     Unearned ESOP shares                                                  (511)       (630)
     Treasury shares (195,200 shares at cost)                              (540)       --
     Pension liability adjustment                                          (228)       (273)
                                                                       --------    --------
                                                                         18,010      18,293
                                                                       --------    --------
                                                                       $ 53,778    $ 47,182
                                                                       ========    ========

        The accompanying notes are an integral part of these statements.

Williams Controls, Inc.
Consolidated Statements of Stockholders' Equity
Years ended September 30, 1996, 1995 and 1994
(Dollars in thousands, except per share amounts)


                                 Number of
                             Shares Issued    Common Additional               Unearned     Pension
                                       and     Stock    Paid-in    Retained       ESOP   Liability   Treasury    Stockholders'
                                Subscribed    Amount    Capital    Earnings      Shares Adjustment     Shares          Equity
                            --------------   ------- ----------    --------   --------- ---------- ----------    ------------

Balance, September 30, 1993     13,756,289   $   138    $ 4,391     $ 1,857    $     -    $   (10)     $    -        $  6,376



Dividend payable on 10%
  mandatory redeemable
  preferred stock                       -           -          -        (10)         -          -           -             (10)
Exercise of warrants            2,449,892          24      1,887          -          -          -           -           1,911
Preferred stock conversion        330,000           3        410          -          -          -           -             413
Common stock issued in connection
  with acquisitions               140,000           2        378          -          -          -           -             380
Cancellation of stock subscription      -           -          -          -          -          -           -               -
Change in pension liability
  adjustment                            -           -          -          -          -       (263)          -            (263)
Net earnings                            -           -          -      3,641          -          -           -           3,641
                               ----------     -------    -------    -------    -------    -------     -------         -------
Balance, September 30, 1994    16,676,181         167      7,066      5,488          -       (273)          -          12,448


Unearned ESOP shares                    -          -           -          -       (630)         -           -            (630)
Common stock issued in connection
   with acquisitions              588,806           6      1,957          -          -          -           -           1,963
Net earnings                            -           -          -      4,512          -          -           -           4,512
                               ----------     -------    -------    -------    -------    -------     -------         -------


Balance, September 30, 1995    17,264,987         173      9,023     10,000       (630)      (273)          -          18,293



Cost of treasury shares acquired
  (195,200 shares)                      -           -          -          -          -          -        (540)           (540)
Reduction of unallocated ESOP shares    -           -        129          -        119          -           -             248
Issuance of shares upon exercise
  of stock options and warrants   455,000           4        231          -          -          -           -             235
Common stock issued in connection
  with acquisitions               150,000           2        288          -          -          -           -             290
Change in pension liability
  adjustment                            -           -          -          -          -         45           -              45
Net loss                                -           -          -       (561)         -          -           -            (561)
                               ----------     -------    -------    -------    -------    -------     -------        --------

Balance, September 30, 1996    17,869,987    $    179   $  9,671    $ 9,439    $  (511)   $  (228)     $ (540)       $ 18,010
                               ==========     =======    =======    =======    =======    =======     =======         =======


        The accompanying notes are an integral part of these statements.

Williams Controls, Inc.
Consolidated Statements of Operations
Years ended September 30
(Dollars in thousands, except per share amounts)

                                                             1996                 1995                  1994
                                                          -------              -------               -------

Net sales                                                 $67,542               $60,614              $41,761
Cost of sales                                              53,332                43,408               30,019
                                                           ------                ------               ------
Gross margin                                               14,210                17,206               11,742
                                                           ------                ------              -------

Operating expenses:
  Research and development                                  2,229                 1,445                1,145
  Selling                                                   3,158                 2,888                1,933
  Administrative                                            5,332                 3,382                2,049
  Restructuring charge                                      2,250                    -                     -
                                                          -------                ------               ------
                                                           12,969                 7,715                5,127
                                                          -------                ------               ------

Earnings from operations                                    1,241                 9,491                6,615

Other (income) expenses:
   Equity interest in loss of affiliate                       175                   282                    -
   Interest income, affiliate                                   -                  (601)                (237)
   Interest expense                                         2,063                 2,409                1,011
                                                          -------                ------               ------

Earnings (loss) before income taxes                          (997)                7,401                5,841
Income taxes (benefit)                                       (380)                2,825                2,200
                                                          -------                ------               ------

Earnings (loss) before minority interest
   and preferred stock dividends                             (617)                4,576                3,641

Minority interest in net earnings (loss)
   of consolidated subsidiaries                               (56)                   64                    -
                                                          -------                ------               ------

Net earnings (loss)                                          (561)                4,512                3,641

Preferred stock dividends                                       -                     -                   10
                                                          -------                ------               ------

Net earnings (loss) applicable to common stockholders     $  (561)              $ 4,512              $ 3,631
                                                          =======                ======               ======

Earnings (loss) per common share                          $  (.03)              $   .26              $   .22
                                                          =======                ======               ======



        The accompanying notes are an integral part of these statements.

Williams Controls, Inc.
Consolidated Statements of Cash Flows
Years ended September 30
(Dollars in thousands)

                                                                              1996        1995        1994
                                                                          --------    --------    --------
Cash flows from operations:
   Net earnings (loss)                                                    $   (561)   $  4,512    $  3,631
   Non-cash adjustments to net earnings (loss):
      Depreciation and amortization                                          2,156       1,638         972
      Restructuring charge                                                   2,250           -           -
      Equity interest in loss of affiliate                                     175         282           -
      Deferred income taxes                                                    333         116           9
      Minority interest in earnings (loss) of consolidated subsidiaries        (56)         64           -
   Changes in working capital items net of the effect of acquisitions:
      Receivables, net                                                      (1,970)       (931)     (2,552)
      Inventories                                                           (2,401)     (2,747)     (2,325)
      Accounts payable and accrued expenses                                 (1,610)     (1,068)      1,224
      Other                                                                 (1,058)        319        (138)
                                                                            ------      ------      ------
      Net cash provided by (used for) operations                            (2,742)      2,185         831
                                                                            ------      ------      ------

Cash flows from investing:
   Repayments from (borrowing) by affiliate                                      -       4,913      (6,313)
   Payments for acquisitions                                                (1,220)     (6,766)       (945)
   Payment for property, plant and equipment                                (1,595)     (1,683)       (369)
                                                                            ------      ------      ------

   Net cash used for investing                                              (2,815)     (3,536)     (7,627)
                                                                            ------      ------      ------

Cash flows from financing:
   Net borrowings (repayments) under lines of credit                             -      (3,187)      5,769
   Proceeds from debt                                                        6,000      15,000           -
   Payments of long-term debt                                                 (301)     (8,564)       (644)
   Payments of capital leases                                                 (111)       (123)       (104)
   Payments of debt issuance costs                                               -        (364)          -
   Payments of preferred stock dividends                                         -           -         (10)
   Proceeds from stock issuances                                               235           -       1,911
   Repurchase of common stock                                                 (540)          -           -
                                                                            ------      ------      ------

   Net cash provided by financing                                            5,283       2,762       6,922
                                                                            ------      ------      ------

Net increase (decrease) in cash                                               (274)      1,411         126

Cash at beginning of period                                                  1,653         242         116
                                                                            ------      ------      ------

Cash at end of period                                                     $  1,379    $  1,653    $    242
                                                                            ======      ======      ======


Interest paid in 1996, 1995 and 1994 was approximately $1,800, $2,400 and $1,000. Income taxes paid in 1996, 1995 and 1994 were approximately $1,200, $2,600 and $1,685. Non-cash activity included entering into capital lease obligations in 1994 of $122. The non-cash activity related to the Company's investing activity is described in note 6, and non-cash activity related to the Company's acquisitions is described in note 18.

        The accompanying notes are an integral part of these statements.

Notes to Consolidated Financial Statements
Years ended September 30, 1996, 1995, 1994
(Dollars in thousands, except per share amounts)


Note 1.  Organization

The Company includes its wholly-owned subsidiaries, Williams Controls Industries, Inc. ("Williams"); Kenco/Williams, Inc. ("Kenco"); NESC Williams, Inc. ("NESC"); Williams Technologies, Inc. ("WTI"); Williams World Trade, Inc. ("WWT"); Williams Automotive, Inc.; Aptek Williams, Inc. ("AWI"); Agrotec Williams, Inc. ("AGWI"); Techwood Williams, Inc. (TWI); Premier Plastic Technologies, Inc. (PPT); GeoFocus, Inc. (GI) and its 80% owned subsidiaries Hardee Williams, Inc. ("HWI") and Waccamaw Wheel Williams, Inc. ("WWWI"). The subsidiaries are detailed as follows:

                               Vehicle Components

Williams Controls Industries, Inc.: Manufactures heavy vehicle components which are sold in the heavy vehicle manufacturing industry to original equipment manufacturers and independent distributors located primarily in the United States and Canada.

NESC Williams, Inc.: Manufactures conversion kits to allow vehicles to use compressed natural gas and gas metering and regulating products, which are sold primarily to lift truck manufacturers.

Premier Plastic Technologies, Inc.: Manufactures plastic components for the automotive industry which are sold to auto manufacturers.

                             Automotive Accessories

Kenco/Williams, Inc.: Manufactures, assembles, packages and distributes truck and auto accessories for the aftermarket parts industries. Automotive accessory products are sold primarily to mass merchants and auto supply stores in the United States.

                              Electrical Components

Aptek Williams, Inc.: Develops and produces microcircuits, cable assemblies and other electronic products for a wide array of applications including the transportation industry. These products are sold primarily to manufacturers and distributors in the United States.

GeoFocus, Inc.: Develops mobile computing, mapping and tracking software for private industry and governmental agencies.

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

Notes to Consolidated Financial Statements
Years ended September 30, 1996, 1995, 1994
(Dollars in thousands, except per share amounts)

Techwood Williams, Inc.: Manufactures and distributes commercial wood chippers used in landscaping and farming. Landscape maintenance equipment products are sold to independent equipment dealers located primarily in the southeastern United States.

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

Deferred Debt Issuance Costs - Costs incurred in the issuance of debt financing are amortized over the term of the debt agreement.

Notes to Consolidated Financial Statements
Years ended September 30, 1996, 1995, 1994
(Dollars in thousands, except per share amounts)

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

Post Retirement Benefits - Statement of Financial Accounting Standards No. 106, Employers' Accounting for Post Retirement Benefits Other than Pensions requires the Company to accrue retiree insurance benefits over the period in which employees become eligible for such benefits. The Company implemented Statement 106 by amortizing the transition obligation over twenty years.

Earnings per Share - Earnings per share are computed on the basis of the weighted average number of shares outstanding plus the common stock equivalents which would arise from the exercise of stock options and warrants. Primary and fully diluted earnings per share are the same for 1996, 1995 and 1994. The average number of shares outstanding was 17,800,000, 17,600,000 and 16,800,000 for 1996, 1995 and 1994.

Reclassifications - Certain amounts previously reported in the 1994 and 1995 financial statements have been reclassified to conform to classifications in the 1996 financial statements.

Recent FASB Pronouncements - The Financial Accounting Standards Board (FASB) recently issued SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which is effective for fiscal years beginning after December 15, 1995. Adoption of SFAS No. 121 is not expected to have a material impact on the Company's financial position or results of operations.

The FASB also recently issued SFAS No. 123 Accounting for Stock-Based Compensation. SFAS No. 123 defines a fair-value-based method of accounting for stock-based employee compensation plans and transactions in which an entity issues its equity instruments to acquire goods or services from nonemployees. SFAS No. 123 allows entities to measure compensation cost related to employee stock plans by either using a fair-value-based method or continuing to use the intrinsic-value-based method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25). The effective date of the Statement is for years beginning after December 15, 1995. The Company plans to continue to apply APB No. 25. No material financial statement impact from the adoption of SFAS No. 123 is expected, as the Company plans to continue to apply APB No. 25 for its employee stock plans. The Company has not yet determined when it will adopt SFAS No. 123.

Fair Value of Financial Instruments - In 1996, the Company adopted the provisions of SFAS No. 107, Disclosures About Fair Values of Financial Instruments, which requires the Company to disclosure estimated fair values of its financial instruments, for which it is practical to estimate fair values. The carrying values of the Company's current assets and liabilities approximate fair values primarily because of the short maturity of these instruments. The fair values of the Company's long-term debt approximated its carrying values based on borrowing rates currently available to the Company for loans with similar terms.

Notes to Consolidated Financial Statements
Years ended September 30, 1996, 1995, 1994
(Dollars in thousands, except per share amounts)

Note 3.  Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made; however, actual results could differ from these estimates.


Note 4.  Accounts Receivable

                                                                       1996            1995
                                                                      ------          ------
Accounts receivable, trade, net of
   allowances of $1,250 and $325                                    $ 11,865        $  9,928
Other receivables                                                      1,238             593
                                                                     -------        --------
                                                                     $13,103         $10,521
                                                                      ======          ======

At September 30, 1996 and 1995, no one customer accounted for more than 10% of trade accounts receivable.


Note 5.  Inventories

                                                                        1996            1995
                                                                      ------          ------
Raw material                                                          $7,243          $6,401
Work in process                                                        1,349           1,031
Finished goods                                                         6,696           5,555
                                                                      ------         -------
                                                                     $15,288         $12,987
                                                                      ======          ======

Finished goods include component parts and finished product ready for shipment.

Notes to Consolidated Financial Statements
Years ended September 30, 1996, 1995, 1994
(Dollars in thousands, except per share amounts)

Note 6.  Investment in Affiliate

         Prior to July 1995, the Company had a loan receivable from Ajay Sports, Inc. and subsidiaries ("Ajay"). In October 1994, the Company exercised options to acquire 4,117,647 shares of Ajay common stock through a reduction in the loan receivable. At September 30, 1996, the Company owns 4,117,647 shares of Ajay common stock, which represents approximately 18% of Ajay's outstanding common stock. Ajay manufactures and distributes golf accessories primarily to retailers throughout the United States. The investment in Ajay is recorded as an investment in affiliate in the Consolidated Balance Sheets net of the Company's equity interest of $175 and $282 in Ajay's losses for the twelve month periods ended September 30, 1996 and 1995, respectively. The Company is required to account for the investment in Ajay on the equity method due to common ownership by the Chairman and President of the Company who is also Chairman and President of Ajay. In addition, the Company has guaranteed Ajay's $13,500 credit facility ($10,407 outstanding at September 30, 1996, unaudited) and is charging Ajay a fee of 1/2 of 1% per annum on the outstanding loan amount for providing this guaranty. Ajay currently is in technical default under this credit facility, and the Company and Ajay have entered into negotiations with another bank to obtain an asset-based replacement loan facility. At September 30, 1996, the Company also has manufacturing rights in certain Ajay facilities through 2002, under a joint venture agreement, and the Company has vested options to acquire 11,110,873 shares of Ajay common stock at prices ranging from $.34 to .50 per share.


Following is a summary of condensed unaudited financial information of Ajay as of and for the twelve months ended September 30, 1996 and 1995:

                                                                        1996                  1995
                                                                      ------                ------
                                                                  (unaudited)            (unaudited)

Current assets                                                       $13,951               $ 9,405
Other assets                                                           4,101                 1,577
                                                                     -------               -------
                                                                     $18,052               $10,982
                                                                      ======                ======

Current liabilities                                                  $14,207               $ 2,870
Other liabilities                                                         17                 3,600
Stockholders' equity                                                   3,828                 4,512
                                                                     -------                ------
                                                                     $18,052               $10,982
                                                                      ======                ======

Net sales                                                            $24,669               $15,645
                                                                      ======                ======
Gross margin                                                         $ 4,412               $ 2,083
                                                                      ======                ======
Net loss                                                             $  (985)              $(1,565)
                                                                      ======                ======

If valued at the September 30, 1996 quoted closing price of publicly traded Ajay shares, the value of the Company's investment in Ajay would be approximately $1,500. At September 30, 1996 Ajay has approximately $4,212 of outstanding preferred stock that is convertible to approximately 8,000,000 shares of Ajay common stock and outstanding options and warrants (in addition to the Company's options) to purchase approximately 4,200,000 of Ajay common stock at prices ranging from $.34 to $1.00 per share (unaudited).

Notes to Consolidated Financial Statements
Years ended September 30, 1996, 1995, 1994
(Dollars in thousands, except per share amounts)

Note 7.  Debt

In December 1996, the bank advised the Company that it was in technical default under its $30,000 credit facility primarily due to borrowings in excess of the loan availability provided under the credit facility. Decreased loan availability resulted from decreased earnings from operations, the major factor in determining loan availability under the credit facility. The banks advised the Company that they are forbearing from exercising their rights under the loan agreement and are continuing to provide financing under the credit facility with the understanding that the Company will attempt to close a refinancing with new lenders by May 1997. Although the bank has not indicated that it currently intends to do so, as a consequence of the default, the bank could demand immediate repayment of the loan. The Consolidated Financial Statements reflect the $21,000 in borrowings outstanding under the credit facility as a current liability until the Company can obtain alternative financing to replace the $30,000 credit facility.

In December 1996 the Company and Ajay ("Borrowers") received a proposal with a bank to obtain an asset-based loan facility consisting of a revolving line of credit up to $38,000 and term loans up to $12,000. The proposed revolving line of credit (including letters of credit) may not exceed the lessor of $38,000 or an agreed upon percentage of eligible accounts receivable and inventories. The revolving line of credit expires in three years and carries an interest rate at the Company's option of the bank's prime rate or London Interbank Offering Rate (LIBOR) plus 1.75% to 3.00% depending upon the financial performance of the Company. The revolving line of credit requires the borrowers to pay a initial fee of 1%, an annual facility fee of 3/8 of 1%, an unused facility fee of 1/4 of 1% and is subject to an early termination fee of 1%. The term loans are due in three years and carries an interest rate at the Company's option of the bank's prime rate or LIBOR plus 2.00% and amortize over a period of five to fifteen years. The term loan facility is subject to an annual facility fee of 3/8 of 1% of the proposed unused balance. The asset-based loan facility is subject to the bank's audit and due diligence which is expected to be completed in the second quarter of 1997.

The proposed asset-based loan facility will replace the Company's $30,000 credit facility, which consists of a three-year revolving loan, with an interest rate at either the bank's prime rate or the Interbank Offering Rate (IBOR) plus 2% to 3% depending upon certain financial ratios. At September 30, 1996, the outstanding balance of the credit facility was $21,000 with interest at 7.9%, which is IBOR plus 2.5%. The weighted average interest rates on the Company's revolving lines of credit for the years ended September 30, 1996, 1995 and 1994 were 8.1%, 9.0% and 8.9%, respectively. Due to the technical default, the Company is not able to borrow additional funds under the credit facility. Under the terms of the proposed asset-based loan facility, the Company would have availability of approximately $2,000. Under the terms of the asset-based loan facility, the borrowers have the option to make advances between the two companies provided the borrowers are in compliance with the provisions of the loan facility. At September 30, 1996, the Company would have to advance Ajay approximately $5,000 to repay their previous loan facility, which the Company has guaranteed to the bank. The Company has pledged substantially all of its assets as collateral for the credit facility. The Company is required to maintain certain financial ratios, and the agreement contains certain restrictions that limit acquisitions, investments, payment of dividends and capital expenditures.

Notes to Consolidated Financial Statements
Years ended September 30, 1996, 1995, 1994
(Dollars in thousands, except per share amounts)


The Company's long-term debt consists of the following:

Bank:                                                                                   1996             1995
                                                                                        ----             ----
Revolving line of credit,
variable interest rate (7.9% at September 30, 1995)
interest only payments                                                               $     -          $15,000

Mortgage  loan,  due in 2005 - variable  interest  rate (10.8% at September  30,
1996), payable in monthly
installments of $8 plus interest                                                         875              975

Other:

8.8% mortgage loan, due in 2003, payable in monthly
installments of $21 including interest                                                 1,321            1,454

Unsecured subordinated note payable, due in 2005,
interest only at prime (8.25% at September 30, 1996)                                     750              750

Other                                                                                     48              234
                                                                                      ------           ------
                                                                                       2,994           18,413
          Less current portion                                                           212              301
                                                                                      ------           ------
                                                                                     $ 2,782          $18,112
                                                                                      ======           ======



Maturities of long-term debt are as follows:

     1997                                                                           $    212
     1998                                                                                258
     1999                                                                                273
     2000                                                                                289
     2001                                                                                306
Thereafter                                                                             1,656
                                                                                      ------
                                                                                      $2,994
                                                                                       =====

Notes to Consolidated Financial Statements
Years ended September 30, 1996, 1995, 1994
(Dollars in thousands, except per share amounts)

Note 8.  Accounts Payable and Accrued Expenses

                                                                                        1996             1995
                                                                                      ------           ------

Accounts payable                                                                      $5,895           $4,357
Accrued wages and
     employee benefits                                                                 1,364            1,613
Other                                                                                  1,129            1,356
Income taxes payable                                                                       -              254
                                                                                      ------           ------
                                                                                      $8,388           $7,580
                                                                                      ======           ======

Note 9.  Pension Plans

The Company maintains two pension plans; one plan covers the salaried employees and the other plan covers the hourly employees.

Annual net periodic pension costs under the pension plans are determined on an actuarial basis. The Company's policy is to fund these costs accrued over 15 years and obligations arising due to plan amendments over the period benefited. The assets and liabilities are adjusted annually based on actuarial results.

Net pension cost is computed as follows:

                                                                        1996            1995             1994
                                                                       -----           -----            -----

Service cost                                                          $  226          $  169          $   133
Interest cost                                                            450             388              327
Actual return on plan assets                                            (477)           (360)            (354)
Other components                                                          21              29               16
                                                                       -----           -----            -----
                                                                      $  220          $  226           $  122
                                                                       =====           =====            =====

The expected long-term rate of return on plan assets is 9.0%. The discount rate and rate of increase in future compensation levels used in determining the actuarial present value of accumulated benefit obligations was 8.0% and 5.0% in 1996 and 1995, and 8.5% and 5.0% in 1994. Plan assets consist substantially of equity and fixed income securities.

Notes to Consolidated Financial Statements
Years ended September 30, 1996, 1995, 1994
(Dollars in thousands, except per share amounts)

Statement of Financial Accounting Standards No. 87 requires recognition in the balance sheet of a minimum pension liability for underfunded plans. The minimum liability that must be recognized is equal to the excess of the accumulated benefit obligation over plan assets. The minimum liability for the Company's underfunded plan of $544 has been recorded as a long-term liability with a partially offsetting intangible asset of $316 recorded in other assets and a reduction of stockholders' equity of $228.

The funded status as of September 30 is as follows:

                                                                                Salaried               Hourly
                                                                               Employees            Employees
     1996                                                                           Plan                 Plan
                                                                               ---------            ---------
Actuarial present value of vested benefits                                      $  2,173             $  2,558
  Actuarial present value of non-vested benefits                                      80                  457
                                                                                 -------              -------

  Accumulated benefits obligation                                                  2,253                3,015
                                                                                 =======              =======

  Actuarial present value of projected benefits obligation                        (2,667)              (3,053)
  Plan assets at fair market value                                                 2,634                2,669
                                                                                 -------              -------

  Funded status                                                                      (33)                (384)
                                                                                 =======              =======

  Unrecognized net losses                                                            (89)                (228)
  Prior service costs                                                                150                 (316)
  Prepaid (accrued) pension cost                                                     (94)                 160
                                                                                 -------              -------

  Funded status                                                                 $    (33)            $   (384)
                                                                                 =======              =======

                                                                                Salaried               Hourly
                                                                               Employees            Employees
     1995                                                                           Plan                 Plan
                                                                               ---------            ---------
Actuarial present value of vested benefits                                      $  2,024             $  2,371
Actuarial present value of non-vested benefits                                        92                  411
                                                                                 -------              -------

Accumulated benefits obligation                                                    2,116                2,782
                                                                                 =======              =======

  Actuarial present value of projected benefits obligation                        (2,587)              (2,782)
  Plan assets at fair market value                                                 2,468                2,175
                                                                                 -------              -------

  Funded status                                                                     (119)                (607)
                                                                                 =======              =======

  Unrecognized net losses                                                            (64)                (272)
  Prior service costs                                                                (57)                (279)
  Prepaid (accrued) pension cost                                                       2                  (56)
                                                                                 -------              -------

 Funded status                                                                  $  (119)             $   (607)
                                                                                 =======              =======

Notes to Consolidated Financial Statements
Years ended September 30, 1996, 1995, 1994
(Dollars in thousands, except per share amounts)

Note 10.  Income Taxes (benefit)

The provision for income taxes (benefit) is as follows:

                                                                              1996         1995          1994
                                                                           -------      -------        ------
Current:
      Federal                                                                $ 280       $2,200        $1,821
      State                                                                    240          415           370
                                                                             -----        -----         -----
                                                                               520        2,615         2,191
Deferred:
      Federal                                                                 (576)         173            18
      State                                                                   (324)          37            (9)
                                                                             -----        -----         -----
                                                                             $(380)      $2,825        $2,200
                                                                             =====        =====         =====

The reconciliation between the effective tax rate and the statutory federal rate as a percent is as follows:

                                                                              1996         1995          1994
                                                                            ------       ------        ------

Statutory federal income tax rate                                           (34.0)         34.0          34.0
State taxes, net of federal income tax benefit                               (4.0)          4.0           4.0
Other                                                                         (.1)           .2           (.3)
                                                                            ------       ------        ------
                                                                            (38.1)         38.2          37.7
                                                                            ======        =====        ======

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September
30, 1996 and 1995 are as follows:

                                                                                           1996          1995
                                                                                         ------        ------

Deferred tax assets:
     Inventories, due to obsolescence reserve and additional
      costs inventoried for tax purposes pursuant to the
      Tax Reform Act of 1986                                                             $  385        $   58
     Compensated absences, principally due to accrual
      for financial reporting purposes                                                      108           110
   Retiree medical benefits, principally due to accrual
      for financial reporting purposes                                                      345           245
   Accounts receivable reserves, accrued for financial
      reporting purposes                                                                    389             -
     Other reserves, principally due to accrual for
      financial reporting purposes                                                          312           103
   State net operating loss carry forward                                                   480             -
                                                                                         ------        ------

   Total gross deferred tax assets                                                        2,019           516
   Less valuation allowance                                                                 270             -
                                                                                         ------        ------
   Net deferred tax assets                                                                1,749           516
                                                                                         ------        ------

Deferred tax liabilities:
     Plant and equipment, principally due to differences
      in depreciation and amortization                                                    1,219           886
                                                                                         ------        ------

Net deferred income tax (asset) liability                                                $ (530)       $  370
                                                                                         ======        ======

At September 30, 1996, the Company has approximately $7,000 of state net operating loss carryforwards, which are available to the Company in certain state tax jurisdictions and expire in 2006 through 2011.

Notes to Consolidated Financial Statements
Years ended September 30, 1996, 1995, 1994
(Dollars in thousands, except per share amounts)

Note 11.  Common Stock

The Company has issued stock options and warrants at exercise prices ranging from $.34 to $3.63 per share, the market value at the date of issuance. These options and warrants expire between 1997 and 2000.

                                                                                                      Average
                                                                                     Number             Price
                                                                                     ------          --------

Outstanding at September 30, 1993                                                 1,050,000            $  .42

Granted                                                                                   -                 -
Exercised                                                                                 -                 -
Canceled                                                                           (300,000)                -
                                                                                  ---------            ------
Outstanding at September 30, 1994                                                   750,000               .46

Granted                                                                              40,000              3.63
Exercised                                                                                 -                 -
Canceled                                                                                  -                 -
                                                                                  ---------            ------
Outstanding at September 30, 1995                                                   790,000               .62

Granted                                                                                   -                 -
Exercised                                                                          (450,000)              .49
Canceled                                                                                  -                 -
                                                                                  ---------            ------
Outstanding at September 30, 1996                                                   340,000            $  .79
                                                                                  =========            ======

In addition to the options and warrants above, the 1993 Stock Option Plan ("Plan") reserves an aggregate of 1,500,000 shares of the Company's common stock for issuance pursuant to the exercise of stock options which may be granted to employees, officers and directors of and consultants to the Company. Under the terms of the Plan, the Company may grant "incentive stock options" or "non-qualified options" at not less than the fair market value on the date of grant. Options granted under the Plan are exercisable as to 25 percent of the shares covered thereby commencing six months after the earlier of the date of grant or the date of employment, and as to an additional 25%, cumulatively, on the first, second and third anniversaries of the date of grant. At September 30, 1996, the Company had outstanding options to purchase 400,000 shares at prices between $1.63 and $3.23 per share, 1,100,000 shares available for future grants and 5,000 shares had been issued upon exercise of options granted under the Plan.

During 1995 the shareholders approved a stock option plan which reserves an aggregate of 200,000 shares of the Company's stock for non-employee Directors of the Company. The Plan provides for automatic granting of 10,000 options to each non-employee director of the Company at a price equal to the market value on the date of grant which is the date of the annual shareholders meeting each year, exercisable for 10 years after the date of the grant. These options are exercisable as to 25% of the shares thereby on the date of grant and as to an additional 25%, cumulatively on the first, second and third anniversaries of the date of grant. During 1996 options were granted to purchase 30,000 shares at $3.63. At September 30, 1996 there were 60,000 options outstanding at $3.63 to $3.66 per share and 140,000 were available for future grant under the Plan.

Notes to Consolidated Financial Statements
Years ended September 30, 1996, 1995, 1994
(Dollars in thousands, except per share amounts)

Note 12. Stock Repurchase Program

In January 1996 the Company initiated a stock repurchase program of up to 1,000,000 shares of its common stock. Under this program the Company has acquired approximately 195,200 shares at an average price of $2.77 per share, which include 100,000 shares of common stock at $2.75 per share representing the market price on the date purchased from Enercorp, Inc., a publicly-held business development company which beneficially owns approximately 11% of the Company's stock. The Chairman and President of the Company is a significant shareholder of Enercorp.


Note 13. Restructuring Charge

In July 1996, the Company adopted a plan for restructuring its automotive accessories business. This plan was developed by the Company's management and approved by the Company's Board of Directors and its objectives are to return the automotive accessories business to profitability, primarily through implementation of product line changes, as well as a new management team and cost reduction program.

The Company implemented the plan of restructuring during the third quarter, and as a results the Company recorded a restructuring charge of $2,250. The restructuring provision primarily represents non-cash, asset write-offs related to product line restructuring.

Notes to Consolidated Financial Statements
Years ended September 30, 1996, 1995, 1994
(Dollars in thousands, except per share amounts)

Note 14.  Business Segment Information

                                                                              1996         1995          1994
                                                                            ------       ------        ------
Net sales by classes of similar products
Heavy vehicle components                                                   $36,141      $35,105       $28,678
Automotive accessories                                                      16,263       15,863        13,083
Landscape maintenance equipment (1)                                         11,026        6,783             -
Electrical components (2)                                                    4,112        2,863             -
                                                                           -------      -------       -------
                                                                            67,542       60,614        41,761
                                                                           =======      =======       =======

Earnings (loss) from operations
Heavy vehicle components                                                     6,831        8,738         6,095
Automotive accessories*                                                     (4,353)        (286)          520
Landscape maintenance equipment (1)                                           (578)         857             -
Electrical components (2)                                                     (659)         182             -
                                                                            -------      -------       -------
                                                                             1,241        9,491         6,615
                                                                            =======      =======       =======


Identifiable assets
Heavy vehicle components                                                    20,732       18,624        20,795
Automotive accessories                                                      13,698       12,486        11,364
Landscape maintenance equipment (1)                                         11,806        8,528             -
Electrical components (2)                                                    7,542        7,544             -
                                                                           -------      -------       -------
 Total assets                                                               53,778       47,182        32,159
                                                                           =======      =======       =======


Capital expenditures
Heavy vehicle components                                                       532          852           130
Automotive accessories                                                         358          535           239
Landscape maintenance equipment (1)                                            487          220             -
Electrical components (2)                                                      218           76             -
                                                                           -------      -------       -------
                                                                             1,595        1,683           369
                                                                            ======      =======       =======
Depreciation and amortization
Heavy vehicle components                                                     1,372        1,142           807
Automotive accessories                                                         257          257           165
Landscape maintenance equipment (1)                                            288          121             -
Electrical components (2)                                                      239          118             -
                                                                           -------      -------       -------
                                                                           $ 2,156      $ 1,638       $   972
                                                                           =======      =======       =======



(1)  Acquired February 1995
(2)  Acquired April 1995

* Includes restructuring charge of $2,250 in 1996.

Notes to Consolidated Financial Statements
Years ended September 30, 1996, 1995, 1994
(Dollars in thousands, except per share amounts)

Note 15.  Net Sales - Export

                                                                              1996         1995          1994
                                                                           -------      -------       -------

Canada                                                                    $  4,570     $  5,326      $  4,248
Other                                                                        3,261        2,754         2,472
                                                                            ------       ------        ------
Net sales-export                                                             7,831        8,080         6,720
United States                                                               59,711       52,534        35,041
                                                                            ------       ------        ------
Net sales                                                                 $ 67,542     $ 60,614      $ 41,761
                                                                            ======       ======        ======

In 1996 and 1995 the Company had one customer who accounted for approximately 10% and 12% of net sales. In 1994 one customer accounted for approximately 14%, and two customers who each accounted for 10% of net sales. These sales were made by the Company's heavy vehicle components segment. The Company grants credit generally without collateral to its customers. The Company's customers are not concentrated in any geographic region.


Note 16.  Other Benefit Plans

The Company maintains an Employee Stock Ownership Plan (ESOP) for non-union employees. The ESOP may buy shares on the open market or directly from the Company.

The ESOP has been authorized to borrow up to $1,000 from the Company or financial institution to finance the purchase of the Company's common stock. At September 30, 1996 the outstanding balance of the loan was approximately $511 which has been used to finance the purchase of approximately 530,000 shares of common stock. The Company is required to make contributions to the ESOP to repay the loan including interest.

The Company sponsors a 401(k) plan in which eligible salaried employees may elect to contribute a portion of their compensation. The Company contributed approximately $87 and $85 in the form of matching contributions in 1996 and 1995.

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

Notes to Consolidated Financial Statements
Years ended September 30, 1996, 1995, 1994
(Dollars in thousands, except per share amounts)

The following table provides information on the Plan status at September 30, 1996:

Accumulated Post Retirement Benefit Obligation
      Retirees                                                                                       $  1,364
      Fully eligible active participants                                                                  619
      Other active Plan participants                                                                      837
                                                                                                      -------
                                                                                                        2,820
   Plan assets                                                                                              -
                                                                                                      -------

   Accumulated post retirement benefit
         obligation in excess of Plan assets                                                            2,820

   Unrecognized gain                                                                                      155
   Prior service cost                                                                                    (287)
   Unrecognized transition obligation                                                                  (1,950)
                                                                                                      -------

   Accrued post retirement benefit cost
         in the balance sheet                                                                        $    738
                                                                                                      =======

Post retirement benefits expense for 1996 included the follow components:

Service cost                                                                                         $     65
Interest cost                                                                                             219
Amortization of unrecognized net obligation at transition                                                 139
                                                                                                      -------
Post retirement benefits expense                                                                     $    423
                                                                                                      =======

The assumed health care cost trend rate used in measuring the Accumulated Post Retirement Benefit Obligation (APBO) ranged between 3%-5% in the first year, declining to 0% after four years. The discount rate used in determining the APBO was 8.0%.

If the assumed medical costs trends were increased by 1%, the APBO as of September 30, 1996 would increase by $8, and the aggregate of the services and interest cost components of the net annual post retirement benefit cost would be increased by $1.

Notes to Consolidated Financial Statements
Years ended September 30, 1996, 1995, 1994
(Dollars in thousands, except per share amounts)

Note 18.  Acquisitions

In April 1996, the Company acquired the assets of the Burda Group of Companies located in West Linn, Oregon, a distributor of a commercial chipper line, for $20. This company is being operated as Techwood Williams, Inc.

In April 1996, the Company also acquired the assets of Neumann Manufacturing and Engineering, Inc. located in Madison Heights, Michigan, a manufacturer of plastic components for the automotive industry, for $1,200. This company is being operated as Premier Plastics Technologies, Inc.

In July 1996, the Company completed the acquisition of GeoFocus, Inc. located in Gainesville, Florida for 150,000 shares of the Company's common stock valued at $290. GeoFocus provides geographical information systems and consulting services and develops mobile computing, mapping and tracking software for private industry and government agencies.

These acquisitions were accounted for as purchases and the results of operations of these businesses have been included in the consolidated results of operations of the Company from the acquisition dates. The proforma results of operations for 1996 and 1995, as if the acquisitions had occurred on October 1, 1995 and 1994, would not be materially different from the historical results.

Notes to Consolidated Financial Statements
Years ended September 30, 1996, 1995, 1994
(Dollars in thousands, except per share amounts)

Note 19.  Quarterly Data (unaudited)


                                                           First          Second          Third         Fourth
     1996                                                Quarter         Quarter        Quarter (1)    Quarter (2)     Annual
     ----                                            -----------     -----------    -----------    -----------    -----------

Net sales                                              $  16,428      $   16,135      $  17,475      $  17,504      $  67,542
Gross margin                                               4,404           3,704          3,807          2,295         14,210
Operating expenses                                         2,261           2,333          4,974          3,401         12,969
Earnings (loss) from operations                            2,143           1,371         (1,167)        (1,106)         1,241
                                                     ===========     ===========    ===========    ===========    ===========
Net earnings (loss)                                        1,001             543         (1,044)        (1,117)          (617)
                                                     ===========     ===========    ===========    ===========    ===========
Minority interest in earnings (loss) of consolidated
  subsidiaries                                                11              29             50           (146)           (56)
                                                     -----------     -----------    -----------    -----------    -----------
Net earnings (loss) applicable to common shareholders  $     990       $     514      $  (1,094)     $    (971)     $    (561)
                                                     ===========     ===========    ===========    ===========    ===========
Primary earnings (loss) per common share               $     .06       $     .03      $    (.06)     $    (.06)     $    (.03)
                                                     ===========     ===========    ===========    ===========    ===========
Fully diluted earnings (loss) per common share$        $     .06       $     .03      $    (.06)     $    (.06)     $    (.03)
                                                     ===========     ===========    ===========    ===========    ===========
Weighted average shares outstanding                   17,900,000      17,600,000      17,600,000    17,800,000     17,800,000
                                                     ===========     ===========    ===========    ===========    ===========



                                                           First          Second          Third         Fourth
     1995                                                Quarter         Quarter        Quarter (1)    Quarter (2)     Annual
     ----                                            -----------     -----------    -----------    -----------    -----------

Net sales                                              $  11,576       $  15,238      $  18,088      $  15,712      $  60,614
Gross margin                                               3,334           4,443          5,209          4,220         17,206
Operating expenses                                         1,291           1,862          2,387          2,175          7,715
                                                     -----------     -----------    -----------    -----------    -----------
Earnings from operations                                   2,043           2,581          2,822          2,045          9,491
                                                     ===========     ===========    ===========    ===========    ===========
Net earnings                                                 988           1,432          1,446            710          4,576
                                                     ===========     ===========    ===========    ===========    ===========
Minority interest in earnings of consolidated
  subsidiaries                                                 -              17             25             22             64
                                                     -----------     -----------    -----------    -----------    -----------
Net earnings applicable to common shareholders        $      988       $   1,415     $    1,421     $      688      $   4,512
                                                     ===========     ===========    ===========    ===========    ===========
Primary earnings per common share                     $      .06       $     .08     $      .08     $      .04      $     .26
                                                     ===========     ===========    ===========    ===========    ===========
Fully diluted earnings per common share               $      .06       $     .08     $      .08     $      .04      $     .26
                                                     ===========     ===========    ===========    ===========    ===========
Weighted average shares outstanding                   17,500,000      17,500,000     18,000,000     18,000,000     17,600,000
                                                     ===========     ===========    ===========    ===========    ===========

(1) The third quarter of 1996 includes a restructuring charge of $2,250.
(2) The fourth quarter of 1996 includes the operation of acquisitions from date of purchase. The results of operations of these acquisitions are not material. The fourth quarter of 1996 includes a $1,000 write down due to an unfavorable inventory adjustment resulting from increased overhead and production inefficiencies and an unprofitable product line which was discontinued in August 1996 and an additional inventory and account receivable reserves of approximately $700.
(3) The second, third and fourth quarters of 1995 include the operations of acquisitions from the date of purchase made in February, April and August. Net sales and earnings from operations from these acquisitions were $1,658, $3,915 and $4,093 and $165, $521 and $353 in the second, third and fourth quarters.

                          INDEPENDENT AUDITORS' REPORT




         Board of Directors
         Williams Controls, Inc.
         Portland, Oregon

         We have audited the accompanying consolidated balance sheets of Williams Controls, Inc. and subsidiaries as of September 30, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended September 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Williams Controls, Inc. and subsidiaries as of September 30, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 1996, in conformity with generally accepted accounting principles.







                                     HORWATH GELFOND  HOCHSTADT  PANGBURN  & CO.






         Denver, Colorado
         December 6, 1996, except for Note 7, as
         to which the date is December 20, 1996

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.


                                    Part III


Item 10.      Directors and Executive Officers of the Company

Incorporated by reference from the Company's 1997 Proxy Statement.


Item 11.      Executive Compensation

Incorporated by reference from the Company's 1997 Proxy Statement.


Item 12.      Security Ownership of Certain Beneficial Owners and Management

Incorporated by reference from the Company's 1997 Proxy Statement.


Item 13.      Certain Relationships and Related Transactions

Incorporated by reference from the Company's 1997 Proxy Statement.


                                     Part IV


Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K

1.      See Exhibit Index on page 43 of this Form 10-K.

2.      See Index to Financial Statements in Item 8 of this Form 10-K.

3.      See Index to Schedules on page 40 of this Form 10-K.

4.      Reports on Form 8-K.

        None.

                                   Signatures


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                         WILLIAMS CONTROLS, INC.



Date:  January 13, 1997             By /s/ Thomas W. Itin
       -----------------             -------------------------------------------
                                     Thomas W. Itin, Chairman, President and CEO


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Date:  January 13, 1997             By /s/ Thomas W. Itin
       -----------------             -------------------------------------------
                                     Thomas W. Itin, Chairman, President and CEO



Date:  January 13, 1997             By /s/ Dale J. Nelson
       -----------------             -------------------------------------------
                                     Dale J. Nelson, Controller and
                                     Chief Financial Officer


Date:  January 13, 1997             By /s/ R. William Caldwell
       -----------------             -------------------------------------------
                                     R. William Caldwell, Director


Date:  January 13, 1997             By /s/ H. Samuel Greenawalt
       -----------------             -------------------------------------------
                                     H. Samuel Greenawalt, Director


Date:  January 13, 1997             By /s/ Timothy Itin
       -----------------             -------------------------------------------
                                     Timothy Itin, Director

                             Williams Controls, Inc.
                               Index to Schedules


                                                                            Page

                           Independent Auditors' Report                       42

Schedule II                Valuation and Qualifying Accounts                  43







All other schedules are omitted because they are not required, not applicable or the required information is given in the Consolidated Financial Statements.

                          INDEPENDENT AUDITORS' REPORT


Board of Directors
Williams Controls, Inc.
Portland, Oregon

We have audited the 1996, 1995 and 1994 consolidated financial statements of Williams Controls, Inc. and subsidiaries, referred to in our report dated December 6, 1996, except for Note 7, as to which the date is December 20, 1996 which is included under Item 8 in this Form 10K. In connection with our audit of these financial statements, we audited the 1996, 1995 and 1994 financial statement schedules, listed under Item 14 of this Form 10K. In our opinion, these financial statement schedules present fairly, in all material respects, the information stated therein, when considered in relation to the financial statements taken as a whole.







                                        HORWATH GELFOND HOCHSTADT PANGBURN & CO.







Denver, Colorado
December 6, 1996 except for Note 7,
as to which the date is December 20, 1996

                             Williams Controls, Inc.
                        Valuation and Qualifying Accounts
                                   Schedule II
                             (Dollars in thousands)


                                                                      Beginning             Charged to
        Description                                                     balance               expenses

For Year Ended
September 30, 1996

Total reserves for doubtful accounts
   and obsolete inventory                                                $2,959                 $1,691
                                                                          =====                  =====



For Year Ended
September 30, 1995

Total reserves for doubtful accounts
   and obsolete inventory                                                $  575               $  1,125
                                                                          =====                =======



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

                             Williams Controls, Inc.
                                  Exhibit Index


    Exhibit
     Number       Description



        3.1 Certificate of Incorporation of the Registrant as amended. (Incorporated by reference to Exhibit 3.1 to the Registrants' annual report on form 10-K for the fiscal year ended September 30, 1995 (the "1995 form 10-K"))

        3.2       By-Laws  of the  Registrant.  (Incorporated  by  reference  to
                  Exhibit 3.2 to the Registrant's Registration Statement on Form S-18, Registration No. 33-30601-S, as filed with the Commission on August 18, 1989 (the "Registration Statement"))

        4.1 Specimen Unit Certificate (including Specimen Certificate for shares of Common Stock and Specimen Certificate for the Warrants). (Incorporated by reference to Exhibits 1.1 and 1.2 to the Registrant's Registration Statement on Form 8-A, Commission File No. 0-18083, filed with the Commission on November 1, 1989)

        10.1(a)   Indemnification   Agreement   for   Thomas  W.   Itin   ("Itin
                  Indemnification  Agreement").  (Incorporated  by  reference to
                  Exhibit 10.9 to the Registration Statement)

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

        10.2(c) Form of Guaranty under the US Bank Agreement, entered into by each of Aptek Williams, Inc.; Hardee Williams, Inc.; Kenco/ Williams, Inc.; NESC Williams, Inc.; Waccamaw Wheel Williams, Inc. and Williams Controls Industries, Inc. (Incorporated by reference to Exhibit 10.1(c) to the Registrant's June 1995 Form 10-Q)

        10.2(d) Form of Security Agreement of Registrant under the US Bank Agreement. (Incorporated by reference to Exhibit 10.1(d) to the Registrant's June 1995 Form 10-Q)

    Exhibit
     Number       Description

    10.2(e) Form of Subsidiary Security Agreement under the US Bank Agreement, entered into by each Aptek Williams, Inc.; Hardee Williams, Inc.; Kenco/Williams, Inc.; NESC Williams, Inc.; Waccamaw Wheel Williams, Inc. and Williams Controls Industries, Inc. (Incorporated by reference to Exhibit 10.1(e) to the Registrant's June 1995 Form 10-Q)

    10.2(f) Line of Credit Trust Deed, Assignment of Rents, Security Agreement, and Fixture Filing given by Williams Controls Industries, Inc. under the US Bank Agreement. (Incorporated by reference to Exhibit 10.1(f) to the June 1995 Form 10-Q)

    10.2(g) Contribution and Indemnity Agreement under US Bank Agreement, given by Registrant and Aptek Williams, Inc.; Hardee
                   Williams, Inc.; Kenco/Williams, Inc.; NESC Williams, Inc.; Waccamaw Wheel Williams, Inc. and Williams Controls Industries, Inc. (Incorporated by reference to Exhibit 10.1(g) to the Registrant's June 1995 Form 10-Q)

    10.3(a) Guaranty of the Registrant of the obligations of Ajay Sports, Inc. under its $8,500,000 line of credit with United States National Bank of Oregon (the "Ajay Bank Line"). (Incorporated by reference to Exhibit 10.2 to the Registrant's June 1995 Form 10-Q)

    10.3(b)       Supplement  to  Guaranty,   dated  October  2,  1995,  by  the
                  Registrant of the Ajay Bank Line. (Incorporated by reference to Exhibit 10.3(b) to the Registrant's 1995 form 10-K)

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

    10.7(c) Loan Assumption, Modification and Extension Agreement (the "Assumption Agreement"), dated August 12, 1993, among Kenco/ Williams, Inc., Sparkomatic Corporation and MetLife Capital Corporation and the Guaranty given by Williams to MetLife to guaranty the obligations of Kenco/Williams, Inc. to MetLife thereunder. (Incorporated by reference to Exhibit 10.9 to the Registrant's Post-Effective Amendment No. 1, as filed with the Commission on September 23, 1993, on Form S-3 to the Registration Statement (the "Post-Effective Amendment"))

    Exhibit
     Number       Description

    10.7(d) Guaranty dated as of March 31, 1994 made by the Registrant in favor of MetLife Capital Corporation. (Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1994)

       10.9 Guaranty dated as of October 2, 1995 by Thomas W. Itin to the Registrant. (Incorporated by reference to Exhibit 10.9 to the Registrant's 1995 form 10-K)

      10.10 Guaranty, dated as of October 2, 1995, by Joseph C. Giuffre to the Registrant. (Incorporated by reference to Exhibit 10.10 to the Registrant's 1995 form 10-K)

      10.11 Asset Purchase Agreement by and among Hardee Williams, Inc.; Waccamaw Wheel Williams, Inc.; Hardee Manufacturing Company, Inc.; Red Bluff Grain and Farm Supply, Inc. and Eldred V. Hardee, and exhibit agreements. (Incorporated by reference to
                  Exhibit 2.1 to the Registrant's Quarterly Report on Form 10-Q for the period ended December 31, 1994 (the "December 1994 Form 10-Q"))

      10.12 Asset Purchase Agreement, dated April 12, 1995, by and among the Registrant; Aptek Williams, Inc.; Aptek Technologies, Inc.; Hillsboro Realty Associates and David H. Rush. (Incorporated by reference to Exhibit 2.1(a) to the Registrant's March 1995 Form 10-Q)

       21.1       List of Subsidiaries.  See Item 1 in this report.

         27       Financial Data Schedule.  FILED HEREWITH