Form 10-Q
period 1996-12-31
WILLIAMS CONTROLS INC
filed 1997-02-14
CIK 854860

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


        [ x ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended: December 31, 1996.

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                              Yes   X    No
The number of shares outstanding of the registrant's common stock as of January 31, 1997: 17,782,040.

                            Williams Controls, Inc.

                                     Index


                                      Page
                                     Number

Part I.  Financial Information

  Item 1.  Financial Statements

           Consolidated Balance Sheets, December 31, 1996 (unaudited)
              and September 30, 1996                                         1

           Unaudited Consolidated Statement of Stockholders' Equity,
            three months ended December 31, 1996                             2

           Unaudited Consolidated Statements of Operations,
              three months ended December 31, 1996 and 1995                  3

           Unaudited Consolidated Statements of Cash Flows,
            three months ended December 31, 1996 and 1995                    4

           Notes to Unaudited Consolidated Financial Statements            5-8

  Item 2.  Management's Discussion and Analysis
              of Financial Condition and Results of Operations            9-11


Part II.   Other Information

  Item 4.  Submission of Matters to a Vote of Security Holders              12

  Item 5.  Other Information                                                12

  Item 6.  Exhibits and Reports on Form 8-K                                 12

               Signature Page                                               13

Williams Controls, Inc.
Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)



                                                  December 31,   September 30,
                                                       1996             1996
                                                  ------------    -------------
                                                  (unaudited)

Assets

   Current Assets:
     Cash                                           $    1,676        $  1,379
     Accounts receivable, net                           12,696          13,103
     Inventories                                        14,941          15,288
     Other                                               1,767           1,885
                                                        ------          ------
           Total current assets                         31,080          31,655

   Investment in affiliate                                 813             943

   Property, plant and equipment                        25,178          24,955
   Less accumulated depreciation and amortization        5,465           5,154
                                                       -------         -------
                                                        19,713          19,801
                                                        ------          ------

   Other assets                                          1,384           1,379
                                                        ------          ------
                                                       $52,990         $53,778
                                                        ======          ======



Liabilities and Stockholders' Equity

   Current Liabilities:
     Current portion of revolving line of credit       $ 21,000       $ 21,000
     Current portion of long-term debt                      380            212
     Accounts payable and accrued expenses                7,390          8,388
                                                         -------       -------
           Total current liabilities                     28,770         29,600

   Long-term debt                                         2,703          2,782
   Other liabilities                                      2,764          2,673

   Commitments and contingencies                              -              -

   Minority interest in consolidated subsidiaries           731            713

   Stockholders' equity:
     Preferred stock of $.01 par value, 50,000,000           -              -
       shares authorized
     Common stock of $.01 par value, 50,000,000
       shares authorized, 17,869,987 shares issued          179            179
     Additional paid-in capital                           9,671          9,671
     Unearned ESOP shares                                  (511)          (511)
     Pension liability adjustment                          (228)          (228)
     Retained earnings                                    9,451          9,439
     Treasury shares (195,200 shares at cost)              (540)          (540)
                                                        -------       --------

                                                         18,022         18,010
                                                         ------         ------
                                                        $52,990        $53,778
                                                         ======         ======


        The accompanying notes are an integral part of these statements.

Williams Controls, Inc.
Unaudited Consolidated Statement of Stockholders' Equity Three months ended December 31, 1996 (Dollars in thousands, except per share amounts)



                               Number of          Additional Unearned Pension
                                Shares     Common  Paid-in    ESOP   Liability   Retained  Treasury  Stockholders'
                                Issued     Stock   Capital   Shares  Adjustment  Earnings  Shares    Equity


Balance, September 30, 1996   17,869,987    $ 179   $9,671    $(511)    $(228)    $9,439    $ (540)    $18,010


Net earnings                           -        -        -         -        -         12         -          12
                             -----------      ---    -----      ---       ---     ------       ----    -------
Balance, December 31, 1996    17,869,987    $ 179   $9,671    $(511)    $(228)    $9,451    $ (540)    $18,022
                              ==========     ====    =====     =====     =====    ======       ====    =======






























        The accompanying notes are an integral part of these statements.

Williams Controls, Inc.
Unaudited Consolidated Statements of Operations
(Dollars in thousands, except per share amounts)



                                           Three months     Three months
                                             ended            ended
                                           Dec 31, 1996     Dec 31, 1995
                                           ------------     ------------

Net sales                                       $16,684          $16,428
Cost of sales                                    12,957           12,024
                                                 ------           ------
Gross margin                                      3,727            4,404
                                                 ------          -------

Operating expenses:
   Research and development                         500              507
   Selling                                        1,363              740
   Administrative                                 1,136            1,014
                                                -------           ------
                                                  2,999            2,261
                                                -------           ------

Earnings from operations                            728            2,143

Other expense:
Interest expense                                    551              464
Equity interest in loss of affiliate                130               70
                                              ---------         --------
                                                    681              534
                                              ---------          -------

Earnings before income taxes                         47            1,609
Income taxes                                         17              608
                                              ---------          --------

Earnings before minority interest                    30            1,001

Minority interest in net earnings
   of consolidated subsidiaries                      18               11
                                              ---------         --------

Net earnings                                 $       12         $    990
                                              =========          =======

Earnings per common share                    $        -         $    .06
                                              =========          =======










       The accompanying notes are an integral part of these statements.

Williams Controls, Inc.
Unaudited Consolidated Statements of Cash Flows
(Dollars in thousands)



                                                  Three months    Three months
                                                         ended           ended
                                                  Dec 31, 1996    Dec 31, 1995
                                                  ------------    ------------

Cash flows from operations:
   Net earnings                                     $       30      $      990
   Non-cash adjustments to net earnings:
      Depreciation and amortization                        397             428
      Minority interest in earnings
          of consolidated subsidiaries                      18              11
      Equity interest in loss of affiliate                 130              70
   Changes in working capital items net
          of the effects of acquisitions:
      Receivables, net                                     407            (921)
      Inventories                                          347          (1,297)
      Other                                                118            (184)
      Accounts payable and accrued expenses               (830)         (1,034)
                                                         -----          ------

      Net cash provided by (used for) operations           599          (1,937)
                                                         -----         -------

Cash flows from investing:
     Payment for equipment                                (223)           (438)
                                                          -----        -------

   Net cash used for investing                            (223)           (438)
                                                          -----        -------

Cash flows from financing:
   Payments of long-term debt                              (60)            (57)
   Proceeds from long-term debt                              -           1,500
   Payments of capital leases                              (19)            (30)
   Proceeds from stock issuance                              -              99
                                                      ---------       --------

   Net cash provided by (used for) financing               (79)          1,512
                                                         ------         ------

Net increase (decrease) in cash                            297           (863)

Cash at beginning of period                              1,379           1,653
                                                         -----         -------
Cash at end of period                                   $1,676       $     790
                                                         =====        ========







        The accompanying notes are an integral part of these statements.

Williams Controls, Inc.
Notes to Unaudited Consolidated Financial Statements
Three Months ended December31, 1996 and 1995
(Dollars in thousands, except per share amounts)



1.   Organization

     The Company  includes  its  wholly-owned  subsidiaries,  Williams  Controls
     Industries, Inc. ("Williams"); Kenco Williams, Inc. ("Kenco"); NESC Williams, Inc. ("NESC"); Williams Technologies, Inc. ("WTI"); Williams World Trade, Inc. ("WWT"); Williams Automotive, Inc.; Aptek Williams, Inc. ("AWI"); Agrotec Williams, Inc., ("AGWI"); Techwood Williams, Inc. ("TWI"); Premier Plastic Technologies, Inc. ("PPT"); GeoFocus, Inc. ("GI") and its 80% subsidiaries Hardee Williams, Inc. ("HWI") and Waccamaw Wheel Williams, Inc. ("WWWI").

2.   The Interim Consolidated Financial Statements

     The interim consolidated financial statements have been prepared by the Company and, in the opinion of management, reflect all material adjustments which are necessary to a fair statement of results for the interim periods presented. Certain information and footnote disclosure made in the last annual report on Form 10-K have been condensed or omitted for the interim consolidated statements. Certain costs are estimated for the full year and allocated to interim periods based on activity associated with the interim period. Accordingly, such costs are subject to year-end adjustment. It is the Company's opinion that, when the interim consolidated statements are read in conjunction with the September 30, 1996 annual report on Form 10-K, the disclosures are adequate to make the information presented not misleading. The interim consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.


3.   Earnings (loss) per Share

     Earnings per share are computed on the basis of the weighted average number of shares outstanding plus the common stock equivalents which would arise from the exercise of stock options and warrants. The average number of shares outstanding were 18,000,000 for the three months ended December 31, 1996 and 17,900,000 for the three months ended December 31, 1995.

Williams Controls, Inc.
Notes to Unaudited Consolidated Financial Statements
Three Months ended December31, 1996 and 1995
(Dollars in thousands, except per share amounts)



4.   Inventories

                                    December 31,             September 30,
                                            1996                      1996

     Raw material                       $  8,958                  $  7,243
     Work-in-process                       1,529                     1,349
     Finished goods                        4,454                     6,696
                                          ------                    ------

                                         $14,941                   $15,288
                                          ======                    ======

     Inventories are valued at the lower of cost (first-in, first out) or market. Finished goods include component parts and finished product ready for shipment.


5.   Investment in Affiliate

     The Company owns 4,117,647 shares of Ajay Sports, Inc. ("Ajay") common stock, approximately 18% of Ajay's outstanding common stock and the Company has vested options to acquire 11,110,873 shares of Ajay common stock at prices ranging from $.34 to $.50 per share. The Company also has manufacturing rights in certain Ajay facilities through 2002 under a joint venture agreement. Ajay manufactures and distributes golf clubs, golf accessories and leisure living furniture primarily to retailers throughout the United States. The investment in Ajay is recorded as an investment in affiliate in the Consolidated Balance Sheets net of the Company's equity interest of $557 in Ajay's losses since acquiring the investment. The Company is required to account for the investment in Ajay on the equity method due to common ownership by the Chairman and President of the Company who is also Chairman and President of Ajay. In addition, the Company has guaranteed Ajay's $13,500 credit facility (approximately $11 million outstanding at December 31 1996) and is charging Ajay a fee of 1/2 of 1% per annum of the outstanding loan amount for providing this guaranty.

Williams Controls, Inc.
Notes to Unaudited Consolidated Financial Statements
Three Months ended December 31, 1996 and 1995
(Dollars in thousands, except per share amounts)

6.   Debt

     In December 1996, the Company's bank advised the Company that it was in technical default under its $30,000 credit facility primarily due to borrowings in excess of the loan availability. Decreased loan availability resulted from decreased earnings from operations, the major factor in determining loan availability under the credit facility. The bank has agreed to forbear from exercising its rights under the loan agreement through March 14, 1997 provided that the Company provides the bank with a commitment letter satisfactory in form and content from a new lender by February 17, 1997. The Company expects to receive a commitment letter from a new lender by February 17, 1997. If the commitment letter is not timely received or is not satisfactory to the bank, the bank could demand immediate repayment of the loan. The Company has pledged substantially all of its assets as collateral for the credit facility. The Company is required to maintain certain financial ratios, and the agreement contains certain restrictions that limit acquisitions, investments, payment of dividends and capital expenditures. The Consolidated Financial Statements reflect the $21,000 in borrowings outstanding under the credit facility as a current liability until the Company can obtain alternative financing to replace the $30,000 credit facility.

     In December 1996 the Company and Ajay ("Borrowers") received a proposal from a bank to obtain an asset-based loan facility consisting of a revolving line of credit up to $38,000 and term loans up to $12,000. The proposed revolving line of credit (including letters of credit) may not exceed the lesser of $38,000 or an agreed upon percentage of eligible accounts receivable and inventories. The revolving line of credit will expire in three years and carry an interest rate, at the Company's option, of the bank's prime rate or London Interbank Offering Rate (LIBOR) plus 1.75% to 3.00% depending upon the financial performance of the Company. The revolving line of credit will require the borrowers to pay an initial fee of 1%, an annual facility fee of 3/8 of 1%, an unused facility fee of 1/4 of 1% and will be subject to an early termination fee of 1%. The term loans will be due in three years and carry an interest rate, at the Company's option, of the bank's prime rate or LIBOR plus 2.00% and amortize over a period of five to fifteen years. The term loan facility is subject to an annual facility fee of 3/8 of 1% of the proposed unused balance. The bank has completed its due diligence and audit procedures. The facility is subject to final credit approval and documentation and appraisals of real estate and machinery and equipment. The Company expects to receive a commitment letter by February 17, 1997 and to close the new facility on or before March 14, 1997 although there is no assurance that the commitment letter will be received or that the loan will close by such date. Under the terms of the proposed asset-based loan facility, the Company is required to have availability of approximately $2,000. Under the terms of the asset-based loan facility, the borrowers have the option to make advances between the two companies provided the borrowers are in compliance with the provisions of the loan facility. At December 31, 1996, the Company would have to advance Ajay approximately $5,000 to repay its previous loan facility, which the Company has guaranteed.

     The proposed asset-based loan facility will replace the Company's $30,000 credit facility, which consists of a three-year revolving loan, with an interest rate at either the bank's prime rate or the Interbank Offering Rate (IBOR) plus 2% to 3% depending upon certain financial ratios. At December 31, 1996, the outstanding balance of the credit facility was $21,000 with interest at 7.9%, which is IBOR plus 2.5%. Due to the technical default, the Company is restricted from borrowing additional funds under the credit facility.

Williams Controls, Inc.
Notes to Unaudited Consolidated Financial Statements
Three Months ended December 31, 1996 and 1995
(Dollars in thousands, except per share amounts)



7.   Segment Information

                                          Three months        Three months
                                                 ended               ended
                                      December 31, 1996  December 31, 1995
                                      -----------------  -----------------

     Net sales by classes of similar products
     Vehicle components                        $ 9,464          $ 8,214
     Automotive accessories                      3,163            4,384
     Agricultural equipment                      3,104            2,357
     Electrical components                         953            1,473
                                              --------          -------
                                                16,684           16,428
                                                ======           ======

     Earnings (loss) from operations
     Vehicle components                          1,257            1,785
     Automotive accessories                      (521)               39
     Agricultural equipment                        212              166
     Electrical components                       (220)              153
                                              --------          -------
                                                   728            2,143
                                             =========           ======


     Capital expenditures
     Vehicle components                             67              100
     Automotive accessories                         51               49
     Agricultural equipment                         76              189
     Electrical components                          29              100
                                              --------          -------
                                                   223              438
                                               =======          =======

     Depreciation and amortization
     Vehicle components                            211              256
     Automotive accessories                         58               65
     Agricultural equipment                         67               48
     Electrical components                          61               59
                                              --------         --------
                                              $    397         $    428
                                               =======          =======


                                          December 31,     December 31,
                                                 1996             1995
                                          -----------      ------------
     Identifiable assets
     Vehicle components                       $ 19,457         $ 18,606
     Automotive accessories                     12,836           13,408
     Agricultural equipment                     13,114            9,060
     Electrical components                       7,583            7,677
                                               -------          -------
     Total assets                             $ 52,990         $ 48,751
                                                ======           ======

Williams Controls, Inc.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
(Dollars in thousands, except per share amounts)

Financial Condition, Liquidity and Capital Resources

The Company's principal sources of liquidity are borrowings under its credit facilities and funds generated from operations. In December 1996, the Company's bank advised the Company that it was in technical default under its $30,000 credit facility primarily due to borrowings in excess of the loan availability. Decreased loan availability resulted from decreased earnings from operations, the major factor in determining loan availability under the credit facility. The bank has agreed to forbear from exercising its rights under the loan agreement through March 14, 1997 provided that the Company provides the bank with a commitment letter satisfactory in form and content from a new lender by February 17, 1997. The Company expects to receive a commitment letter from a new lender by February 17, 1997. If the commitment letter is not timely received or is not satisfactory to the bank, the bank could demand immediate repayment of the loan. The Company has pledged substantially all of its assets as collateral for the credit facility. The Company is required to maintain certain financial ratios, and the agreement contains certain restrictions that limit acquisitions, investments, and payment of dividends and capital expenditures. At December 31, 1996, the outstanding balance of the credit facility was $21,000 with interest at 7.9%, which is IBOR plus 2.5%. Due to the technical default, the Company is restricted from increasing borrowings under the credit facility. The Consolidated Financial Statements reflect the $21,000 in borrowings outstanding under the credit facility as a current liability until the Company can obtain alternative financing to replace the $30,000 credit facility.

In December 1996 the Company and Ajay ("Borrowers") received a proposal from a bank to obtain an asset-based loan facility consisting of a revolving line of credit up to $38,000 and term loans up to $12,000, the proceeds of which will be used to replace the Company's current credit facility (See "Note 6. Debt" to Unaudited Consolidated Financial Statements). The bank has completed its due diligence and audit procedures. The loan facility is subject to final credit approval and documentation and appraisals of real estate and machinery and equipment. The Company expects to receive a commitment letter by February 17, 1997 and to close the new loan facility on or before March 14, 1997, although there is no assurance that the commitment letter will be received or that the loan will close by such date.

Under the terms of the proposed asset-based loan facility, the Company is required to have availability of approximately $2,000 at closing. Under the terms of the asset-based loan facility, the borrowers have the option to make advances between the two companies provided the borrowers are in compliance with the provisions of the loan facility. Based upon projected availability at closing, the Company would have to advance Ajay approximately $5,000 to repay their previous loan facility, which the Company has guaranteed to the bank. The Company believes that it has the ability to finance, from additional outside sources, any shortfall from refinancing and has received financing proposals including a sale-leaseback on certain property and convertible debentures.

Williams Controls, Inc.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
(Dollars in thousands, except per share amounts)


Financial Condition, Liquidity and Capital Resources (continued)

The Company owns 4,117,647 shares of Ajay common stock, which represents approximately 18% of Ajay's outstanding common stock and the Company has vested options to acquire 11,110,873 shares of Ajay common stock at prices ranging from $.34 to .50 per share (See "Note 5. Investment in Affiliate" to Unaudited Consolidated Financial Statements). The bank has claimed that if it discontinues its forbearance against Williams, the loan from the bank to Ajay would be in default. The Company has guaranteed Ajay's $13,500 credit facility (approximately $11,000 outstanding at December 31, 1996) and is charging Ajay a fee of 1/2% of 1% per annum on the outstanding loan amount for providing this guaranty. Ajay has agreed to an amendment to its loan facility which limits its borrowing under the revolver to $7 million, but the line will increase to $7.5 million through February 28, 1997 and to $8 million through March 14, 1997 if Ajay delivers a satisfactory commitment letter from a new lender before February 17, 1997. The amendment does not affect the $5 million currently borrowed under Ajay's "bulge" loan. The Company and Ajay have entered into negotiations with another bank to obtain a replacement loan facility as described above.

At December 31, 1996 the Company had working capital of $2,310 compared to $2,055 at September 30, 1996. The current ratio on December 31, 1996 was 1.1 compared to 1.1 at September 30, 1996. The Company generated cash flow from operations of $599 for the three months end December 31, 1996 compared to cash used for operations of $1,937 for the same period in the prior year.

Under the existing loan facilities, the Company is restricted from increased borrowings. Under the proposed new bank facility, the Company anticipates that cash generated from operations and borrowings will be sufficient to satisfy working capital and capital expenditure requirements for the following year. The Company may seek additional financing to provide the Company with financial flexibility to respond to business opportunities, including opportunities for growth through internal development, strategic joint ventures or acquisitions.


Results of Operations
Three months ended December 31, 1996 compared to the three months ended December 31, 1995.


SALES: Sales for the three months ended December 31, 1996 were $16,684 compared to sales of $16,428 for the three months ended December 31, 1995, an increase of 2%. Sales of vehicle components, automotive accessories, agricultural equipment and electrical components accounted for 57%, 19%, 18% and 6% of total sales for the three months ended December 31, 1996 compared to 50%, 27%, 14%, and 9% for the same period in the prior year. Vehicle components' sales included $1,300 of sales from Premier Plastic Technologies, Inc. ("PPT") acquired in April of 1996.

Williams Controls, Inc.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
(Dollars in thousands, except per share amounts)

Results of Operations (continued)

Vehicle component sales were $9,464 for the three months ended December 31, 1996 compared to $8,214 for the same period in the prior year, an increase of 15%. The increase in sales for vehicle component segment was due to the acquisition of PPT in April of 1996. Automotive accessories sales were $3,163 for the three months ended December 31, 1996 compared to $4,384 for the same period in the prior year, a decrease of 28%. The decrease in sales for the automotive accessories segment was due to the elimination of certain product lines and product mix changes made in conjunction with the operational restructuring in the third quarter of 1996 combined with a slow-down in consumer spending on after-market automotive accessories. Agricultural equipment sales were $3,104 for the three months ended December 31, 1996 compared to $2,357 for the same period in the prior year, an increase of 32%. The increase in sales and operating earnings in the agricultural equipment business results from increased shipments under a pre-season discount program which may result in offsetting lower sales and operating earnings in future quarters. Electrical component sales were $953 for the three months ended December 31, 1996 compared to $1,453 for the same period in the prior year, a decrease of 35%. The decrease in sales for the electrical component segment is due primarily to the loss of two major customers during the second quarter of the prior year.

EARNINGS FROM OPERATIONS: Earnings from operations were $728 for the three months ended December 31, 1996 compared to $2,143 for the same period in the prior year, a decrease of 66%. Earnings from operations as a percentage of sales were 4% for the three months ended December 31, 1996 compared to 13% for the same period in the prior year. Gross margin as a percentage of sales was 22% for the three months ended December 31, 1996 compared to a gross margin as a percentage of sales of 27% for the same period in the prior year. Earnings from operations declined as a result of decreased earnings at the automotive accessories and electrical component businesses and losses at PPT.

Operating expenses were $2,999 for the three months ended December 31, 1996 compared to $2,261 for the same period in the prior year, an increase of 33%. Operating expenses as a percentage of sales were 18% for the three months ended December 31, 1996 compared to 14% for the same period in the prior year. The increase in operating expenses is due primarily to increased selling expenses for the automotive accessories and agricultural equipment segments. Automotive accessories segment selling expenses increased as a result of costs incurred to secure shelf space to sell products at mass merchants and chain stores. The increased selling expenses for the agricultural equipment segment is the result of increased sales and the costs associated with expanding its sales territory outside the Southeastern United States.

OTHER EXPENSES: Interest expense was $551 for the three months ended December 31, 1996 compared to $464 for the same period in the prior year. The increase in interest expense is due to primarily to increased average borrowings for the period. The equity interest in loss of affiliate represents the Company's 18% ownership interest of Ajay.

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




                                                        WILLIAMS CONTROLS, INC.




                                         /s/ Thomas W. Itin
                                         -------------------------------------
                                         Thomas W. Itin,  Chairman,  President
                                          and CEO





                                         /s/ Gerard A. Herlihy
                                         -------------------------------------
                                         Gerard A.  Herlihy,  Chief  Financial
                                          Officer





                                        /s/ Dale J. Nelson
                                        ---------------------------------------
                                         Dale J. Nelson, Controller








Date: February 14, 1997