Form 10-Q
period 1997-03-31
WILLIAMS CONTROLS INC
filed 1997-05-09
CIK 854860

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


        [ x ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended:  March 31, 1997.

                                      OR

       [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

             For the transition period from           to


                        Commission file number 0-18083


                             Williams Controls, Inc.
             (Exact name of registrant as specified in its charter)

          Delaware                                         84-1099587
-------------------------------                            ------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

      14100 SW 72nd Avenue
          Portland, Oregon                                             97224
-------------------------------                            -------------------
(Address of principal executive office)                             (zip code)

              Registrant's telephone number, including area code:
                                (503) 684-8600


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                              Yes   X    No
The number of shares outstanding of the registrant's common stock as of April 30, 1997: 17,782,040.

                            Williams Controls, Inc.

                                     Index


                                                                            Page
                                                                          Number

Part I.  Financial Information

  Item 1.  Financial Statements

           Consolidated Balance Sheets, March 31, 1997 (unaudited)
              and September 30, 1996                                         1

           Unaudited Consolidated Statement of Stockholders' Equity,
              six months ended March 31, 1997                                2

           Unaudited Consolidated Statements of Operations,
              three and six months ended March 31, 1996 and 1997             3

           Unaudited Consolidated Statements of Cash Flows,
              six months ended March 31, 1996 and 1997                       4

           Notes to Unaudited Consolidated Financial Statements              5

  Item 2.  Management's Discussion and Analysis
              of Financial Condition and Results of Operations              10


Part II.  Other Information

  Item 4.  Submission of Matters to a Vote of Security Holders              14

  Item 5.  Other Information                                                14

  Item 6.  Exhibits and Reports on Form 8-K                                 14

               Signature Page                                               15

Williams Controls, Inc.
Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)



                                                    March 31,   September 30,
                                                    1997             1996
                                                  -----------   -------------
                                                  (unaudited)

Assets

   Current Assets:
     Cash                                           $    2,747         $ 1,379
     Accounts receivable, net                           11,343          13,103
     Inventories                                        16,577          15,288
     Other                                               2,140           1,885
                                                        ------          ------
           Total current assets                         32,807          31,655
                                                        ------          ------

   Investment in affiliate                                 764             943

   Property, plant and equipment                        25,564          24,955
    Less accumulated depreciation and amortization       5,856           5,154
                                                        ------         -------
                                                        19,708          19,801
                                                        ------          ------

   Other assets                                          1,480           1,379
                                                        ------          ------
                                                       $54,759         $53,778
                                                        ======          ======



Liabilities and Stockholders' Equity

   Current Liabilities:
     Current portion of revolving line of credit       $21,000         $21,000
     Current portion of long-term debt                     380             212
     Accounts payable and accrued expenses               9,024           8,388
                                                        -------         ------
           Total current liabilities                    30,404          29,600
                                                        -------         ------

   Long-term debt                                        2,652           2,782
   Other liabilities                                     2,861           2,673

   Commitments and contingencies                             -               -

Minority interest in consolidated subsidiaries             682             713

   Stockholders' equity:
     Preferred stock of $.01 par value,
          50,000,000 shares authorized                       -               -
     Common stock of $.01 par value,
          50,000,000 shares authorized,
          17,912,240 and 17,869,987 shares issued          179             179
     Additional paid-in capital                          9,777           9,671
     Retained earnings                                   9,321           9,439
     Unearned ESOP shares                                (511)           (511)
     Treasury stock (130,200 and 195,200 shares)         (378)           (540)
     Pension liability adjustment                        (228)           (228)
                                                      --------        --------
                                                       18,160           18,010
                                                      --------        --------
                                                      $54,759          $53,778
                                                       ======           ======


       The accompanying notes are an integral part of these statements.

Williams Controls, Inc.
Unaudited Consolidated Statement of Stockholders' Equity
(Dollars in thousands, except per share amounts)




                                Number of             Additional            Unearned  Pension
                                Shares        Common  Paid-in    Retained   ESOP      Liability  Treasury  Stockholders'
                                Issued        Stock   Capital    Earnings   Shares    Adjustment Shares    Equity
Balance, September 30, 1996     17,869,987    $ 179   $9,671     $9,439     $(511)    $(228)     $(540)    $18,010

Issuance of contingent
shares for acquisition              42,253        -      106          -         -         -           -        106

Issuance of shares from
treasury for acquisition
advisory services                        -        -        -          -         -         -        162         162

Net loss                                 -        -        -       (118)        -         -          -        (118)
                                ----------    -----   ------     ------     -----     -----      -----     -------
Balance, March 31, 1997         17,912,240    $ 179   $9,777     $9,321     $(511)    $(228)     $(378)    $18,160
                                ==========     ====   ======     ======     =====     =====      =====     =======
































        The accompanying notes are an integral part of these statements.

Williams Controls, Inc.
Unaudited Consolidated Statements of Operations
(Dollars in thousands, except per share amounts)

                                    Three        Three         Six         Six
                                   months       months      months      months
                                    ended        ended       ended       ended
                                31-Mar-97    31-Mar-96   31-Mar-97   31-Mar-96
                              ------------   -----------  ---------  ----------

Net sales                         $16,176       $16,135    $32,860     $32,563
Cost of sales                      12,695        12,431     25,652      24,455
                              ------------   -----------  ---------  ----------
Gross margin                        3,481         3,704      7,208       8,108
                              ------------   -----------  ---------  ----------

Operating expenses:
   Research and development           527           492      1,027         999
   Selling                          1,286           678      2,649       1,418
   Administrative                   1,271         1,163      2,407       2,177
                              ------------   -----------  ---------  ----------
                                    3,084         2,333      6,083       4,594
                              ------------   -----------  ---------  ----------

Earnings from operations              397         1,371      1,125       3,514

Other  expense:
   Interest expense                   634           482      1,185         946
   Equity interest in loss
    of affiliate                       49             5        179          75
                              ------------   -----------  ---------  ----------
                                      683           487      1,364       1,021
                              ------------   -----------  ---------  ----------

Earnings (loss) before
 income taxes                       (286)           884      (239)       2,493
Income taxes (benefit)              (107)           341       (90)         949
                              ------------   -----------  ---------  ----------

Earnings (loss)before
 minority interest                  (179)           543      (149)       1,544

Minority interest in net
 earnings (loss)of consolidated
 subsidiaries                        (49)            29       (31)          40
                              ------------   -----------  ---------  ----------

Net earnings (loss)                ($130)          $514     ($118)      $1,504
                              ============   ===========  =========  ==========
Earnings (loss) per
 common shares                     ($0.01)         $0.03    ($0.01)       $0.09
                              ============   ===========  =========  ==========





       The accompanying notes are an integral part of these statements.

Williams Controls, Inc.
Unaudited Consolidated Statements of Cash Flows
(Dollars in thousands)



                                                   Six months      Six months
                                                        ended           ended
                                               March 31, 1997  March 31, 1996
                                                --------------  --------------

Cash flows from operations:
   Net earnings                                       $  (118)           1,504
   Non-cash adjustments to net earnings:
      Depreciation and amortization                        848           1,196
      Minority interest in earnings (loss) of
       consolidated subsidiaries                           (31)             40
      Equity interest in loss of affiliate                 179              75
   Changes in working capital items net of
       the effects of acquisitions:
      Receivables, net                                   1,760          (1,625)
      Inventories                                       (1,289)         (4,234)
      Other                                               (305)           (378)
      Accounts payable and accrued expenses              1,063            (271)
                                                       -------          -------

      Net cash provided by (used for) operations         2,107          (3,693)
                                                       -------          -------

Cash flows from investing:
      Payment for equipment                               (609)           (963)
                                                       -------          -------

Cash flows from financing:
   Payments of long term debt                             (105)              -
   Proceeds from long-term debt                              -           4,050
   Payments of capital leases                              (25)            (46)
   Repurchase of common stock                                -            (540)
   Proceeds from stock issuance                              -             235
                                                       -------          -------

   Net cash provided by (used for) financing              (130)          3,699
                                                       -------          -------

Net increase (decrease) in cash                          1,368            (957)

Cash at beginning of period                              1,379           1,653
                                                       -------          -------
Cash at end of period                                  $ 2,747          $  696
                                                       =======          =======


Cash paid for:

Interest                                               $ 1,139          $  950
                                                       =======          =======
Taxes paid (refund)                                    $  (653)         $  750
                                                       ========         =======











       The accompanying notes are an integral part of these statements.

Williams Controls, Inc.
Notes to Unaudited  Consolidated Financial Statements
Three and Six Months ended March 31, 1997 and 1996
(Dollars in thousands, except per share amounts)


1.   Organization

     The interim consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Williams Controls Industries, Inc. ("Williams"); Kenco Williams, Inc. ("Kenco"); NESC Williams, Inc. ("NESC"); Williams Technologies, Inc. ("WTI"); Williams World Trade, Inc. ("WWT"); Williams Automotive, Inc.; Aptek Williams, Inc. ("AWI"); Agrotec Williams, Inc. ("AGWI"); Techwood Williams, Inc. ("TWI"); Premier Plastic Technologies, Inc. ("PPT"); GeoFocus, Inc. ("GI"); and the Company's 80% owned subsidiaries, Hardee Williams, Inc. ("Hardee") and Waccamaw Wheel Williams, Inc. ("Waccamaw"). All significant intercompany accounts and transactions have been eliminated.

2.   The Interim Consolidated Financial Statements

     The interim unaudited consolidated financial statements have been prepared by the Company and, in the opinion of management, reflect all material adjustments which are necessary to a fair statement of results for the interim periods presented. Such adjustments consisted only of normal recurring items. Certain information and footnote disclosure made in the last annual report on Form 10-K have been condensed or omitted for the interim consolidated statements. The interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company's annual report on Form 10-K. The interim period results are not necessarily indicative of results which may be expected for any other interim period or for the full year. Certain costs are estimated for the full year and allocated to interim periods based on activity associated with the interim period. Accordingly, such costs are subject to year-end adjustment.

3.   Earnings (Loss) per Share

     Earnings per share are computed based on the weighted average number of common shares and common stock equivalent shares outstanding during the period. Options and warrants are considered common stock equivalents for the purposes of this computation. The weighted average number of common shares used in computation of earnings per share were 17,782,000 and 17,767,000 for the three and six months ended March 31, 1997, respectively and 17,600,000 for the three and six months ended March 31, 1996. Common stock equivalents which are antidilutive are not included in the earnings per share calculation.

Williams Controls, Inc.
Notes to Unaudited  Consolidated Financial Statements
Three and Six Months ended March 31, 1997 and 1996
(Dollars in thousands, except per share amounts)


4.   Inventories

                                       March 31,             September 30,
                                            1997                      1996
                                         -------                   -------

     Raw material                       $  8,196                     7,243
     Work-in-process                       1,443                     1,349
     Finished goods                        6,938                     6,696
                                         -------                   -------

                                         $16,577                   $15,288
                                          ======                    ======

     Inventories are valued at the lower of cost (first-in, first out) or market. Finished goods include component parts and finished product ready for shipment.


5.   Investment in Affiliate

     The Company owns 4,117,647 shares of Ajay Sports, Inc. ("Ajay") common stock, or approximately 18% of Ajay's outstanding common stock, and the Company owns vested options to acquire 11,110,873 of Ajay's common stock at prices ranging from $.34 to $.50 per share. The Company also has manufacturing rights in certain Ajay facilities through 2002 under a joint venture agreement. Ajay manufactures and distributes golf clubs, golf accessories and leisure living furniture primarily to retailers throughout the United States.

     The investment in Ajay is recorded as an investment in affiliate in the Consolidated Balance Sheets net of the Company's equity interest of $606 in Ajay's losses since acquiring the investment. The Company is required to account for the investment in Ajay on the equity method due to common ownership by the Chairman and President of the Company who is also Chairman and President of Ajay. The Company has guaranteed Ajay's $13,500 credit facility (approximately $11,800 outstanding at March 31, 1997) and is charging Ajay a fee of 1/2 of 1% per annum of the outstanding loan amount for providing this guaranty. At March 31, 1997, the market value of the Company's investment in Ajay was $772 based upon the closing price of $.19 per share.


6.    Debt

     In December 1996, the Company's current lender (the "Current Lender") advised the Company that it was in technical default under its $30,000 credit facility primarily due to borrowings in excess of the loan availability provided under the credit facility. Decreased loan availability resulted from decreased earnings from operations, the major factor in determining loan availability under the credit facility. The Consolidated Financial Statements reflect the $21,000 in borrowings outstanding under the credit facility as a current liability until the Company can obtain alternative financing to replace the $30,000 credit facility. In addition, in March 1997 the

Williams Controls, Inc.
Notes to Unaudited  Consolidated Financial Statements
Three and Six Months ended March 31, 1997 and 1996
(Dollars in thousands, except per share amounts)

6.   Debt (continued)

     Current Lender advised Ajay that Ajay's loan was in default as a result of the Company's default. The Company is a guarantor of Ajay's bank loan.

     In January 1997, the Current Lender advised the Company that it was forbearing from exercising its rights under the loan agreement and was continuing to provide financing under the credit facility with the understanding that the Company would attempt to close a refinancing with a new lender by May 31, 1997. In April 1997, the Current Lender advised the Company that it would provide financing until June 30, 1997 under an asset-based loan structure and with an increase in the interest rate to the Current Lender's prime rate plus 2.5%. The Current Lender also restructured the Ajay loan on terms less favorable to Ajay until required repayment on June 30, 1997. The Company expects to close a new loan facility with an asset based lender before June 30, 1997. If the Company does not close the new loan facility and repay the Current Lender by June 30, 1997, the Current Lender could demand payment of the loan and demand payment under the Ajay loan guarantee.

     In December 1996, the Company and Ajay ("Borrowers") received a proposal from a bank (the "Replacement Lender") for an asset-based loan facility consisting of a revolving line of credit up to $38,000 and term loans up to $12,000. In January 1997, the Company paid a deposit to the Replacement Lender which began its due diligence investigations. In reliance upon representations from the Replacement Lender that a commitment letter would be delivered on or before February 17, 1997, the Company and Ajay signed formal forbearance agreements and loan amendment agreements with the
     Current Lender. The amendments contained provisions that would result in default under the loan agreements and severely reduced borrowing availability for Ajay if the commitment letter was not timely delivered.

     In March 1997, the Company learned that the Replacement Lender, despite representations to the contrary, had not yet sought credit approval for the loan commitment and had not yet completed its credit approval application. Subsequently, in March 1997, the Company discontinued negotiations with the Replacement Lender after the Company learned that the Replacement Lender had been negotiating to acquire the Current Lender during the period. In March 1997, the Replacement Lender publicly announced that it had agreed to acquire the Current Lender.

     The Company immediately sought alternative financing with other asset based lenders and received several proposals. The Company and Ajay have signed loan proposal agreements with two different asset-based lenders who have begun their respective due diligence investigations. The loans under each of the proposal agreements would supply funds sufficient to repay the Current Lender. The Company intends to close on the loan which, in its opinion, offers the best terms to the Company, including timing.

     Both loan proposals contain provisions for advances against receivables, inventory, machinery and equipment and real estate, but in varying advance rate formulas. Both loans provide for $1,000 to $2,000 of unsecured borrowing if the available borrowing based upon the collateral is

Williams Controls, Inc.
Notes to Unaudited  Consolidated Financial Statements
Three and Six Months ended March 31, 1997 and 1996
(Dollars in thousands, except per share amounts)

6.Debt (continued)

     insufficient  to repay the entire loan with the Current  Lender at the time of closing. Interest rates on the loan facilities are approximately one-half percent higher than the pre-default rate on the loan with the Current Lender. Interest rates are based upon the bank's prime rate plus 1/4% to 1% with options to fix the interest rate based upon the London Inter Bank Offering Rate ("LIBOR") plus 2.75% to 3.25%. Under the terms of one of the asset-based loan facilities, the Company may make advances between the Company and Ajay provided the borrowers are in compliance with the provisions of the loan facility. Under the other asset based loan facility, the Company may make total advances of not more than $7,000 to Ajay. At March 31, 1997, based on projected borrowing availability, the Company would have to advance Ajay approximately $5,000 to repay its current loan facility, which the Company has guaranteed to the Current Lender. Both loan proposals require the Company to present plans to sell or otherwise dispose of Kenco Williams within six months. In addition, one of the loans is contingent upon the sale-leaseback of the Portland manufacturing facility, which was completed on April 18, 1997. The sale-leaseback generated net proceeds of $4,300 which was used to pay $3,500 of the loan with the remaining amount held in escrow for possible taxes payable on the gain on the sale.

     The proposed asset-based loan facility will replace the Company's $30,000 credit facility. At March 31, 1997, the outstanding balance of the credit facility was $21,000 with interest at the prime rate, or 8.5% (increasing to the prime rate plus 2.5%, or11% in May 1997). Due to the technical default, the Company is restricted from borrowing additional funds under the current credit facility.


7.   Treasury Shares - Stock Repurchase Program

     In January 1996 the Company initiated a stock repurchase program of up to one million shares of the Company's common stock. Under this program, through December 1997, the Company acquired approximately 195,200 shares at an average price of $2.77 per share. During the six months ended March 31, 1997, the Company issued 65,000 treasury shares to related parties for acquisition advisory work.


8.   Subsequent Event - Contingent Liability

     In April 1996 the Company sold a manufacturing facility in a sale-leaseback transaction for $4,524 less $250 withheld in an escrow fund for possible environmental cleanup costs. The Company may be required to repurchase the property within one year if it cannot cure possible environmental problems at the sold property and intends to seek indemnification from the prior property owner for cleanup costs, if any.

Williams Controls, Inc.
Notes to Unaudited  Consolidated Financial Statements
Three and Six Months ended March 31, 1997 and 1996
(Dollars in thousands, except per share amounts)


8.   Segment Information

                                         Three months Three months  Six months  Six months
                                         ended        ended         ended       ended
                                         March 31,    March 31,     March 31,   March 31,
                                         1997         1996          1997        1996
                                         --------    --------       -------      ------

     Net sales by classes of similar products
     Vehicle components                  $ 11,113     $ 8,956       $20,577     $17,170
     Automotive accessories                 1,928       3,537         5,091       7,921
     Agricultural equipment                 2,408       2,669         5,512       5,026
     Electrical components                    727         973         1,680       2,446
                                         --------    --------       -------      ------
                                           16,176      16,135        32,860      32,563
                                           ======      ======        ======      ======

     Earnings (loss) from operations
     Vehicle components                     1,988       1,669         3,245       3,454
     Automotive accessories                 (756)       (473)        (1,277)       (434)
     Agricultural equipment                 (419)         358          (207)        524
     Electrical components                  (416)       (183)          (636)        (30)
                                           ------      -----         ------      ------
                                              397      1,371          1,125       3,514
                                          =======     ======         ======      ======

     Capital expenditures
     Vehicle components                       110         142           177         242
     Automotive accessories                   168         111           219         160
     Agricultural equipment                    53         162           129         351
     Electrical components                     55         110            84         210
                                           ------     -------        ------      ------
                                              386         525           609         963
                                          =======     =======        ======      ======

     Depreciation and amortization
     Vehicle components                       228         597           439         853
     Automotive accessories                    64          63           122         128
     Agricultural equipment                    78          50           145          98
     Electrical components                     81          58           142         117
                                         --------    --------        ------      ------
                                         $    451    $    768       $   848      $1,196
                                          =======     =======        ======      ======

     Identifiable assets
     Vehicle components                                              22,817      17,149
     Automotive accessories                                          11,999      15,040
     Agricultural equipment                                          12,052      12,736
     Electrical components                                            7,891       7,657
                                                                    -------     -------
     Total assets                                                   $54,759     $52,582
                                                                    =======     =======


Williams Controls, Inc.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
(Dollars in thousands, except per share amounts)

Financial Condition, Liquidity and Capital Resources

The Company's principal sources of liquidity are borrowings under its credit facilities and funds generated from operations. In December 1996, the Company's current lender (the "Current Lender") advised the Company that it was in technical default under its $30,000 credit facility primarily due to borrowings in excess of the loan availability provided under the credit facility. Decreased loan availability resulted from decreased earnings from operations, the major factor in determining loan availability under the credit facility. The Consolidated Financial Statements reflect the $21,000 in borrowings outstanding under the credit facility as a current liability until the Company can obtain replacement financing. The Company has pledged substantially all of its assets as collateral for the credit facility. The Company is required to maintain certain financial ratios, and the loan agreement contains certain restrictions that limit acquisitions, investments, payment of dividends and capital expenditures.

In January 1997, the Current Lender advised the Company that it was forbearing from exercising its rights under the loan agreement and was continuing to provide financing under the credit facility with the understanding that the Company would attempt to close a refinancing with a new lender by May 31, 1997. In March 1997, the Current Lender advised Ajay that Ajay's loan was in default as a result of the Company's default. The Company is a guarantor of Ajay's bank loan of which $11,800 was outstanding as of March 31, 1997. In April 1997, the Current Lender advised the Company that it would provide the Company financing until June 30, 1997 under an asset-based loan structure. The Current Lender also restructured the Ajay loan on terms less favorable to Ajay until required repayment on June 30, 1997. The Company expects to close a new loan facility with an asset based lender before June 30, 1997. If the Company does not close the new loan and repay the Current Lender by June 30, 1997, the Current Lender could demand payment of the loan and demand payment under the Ajay loan guarantee.

The Company and Ajay have signed loan proposal agreements with two different asset-based lenders who have begun their respective due diligence investigations. The loans under each of the proposal agreements would supply funds sufficient to repay the Current Lender. The Company intends to close on the loan which, in its opinion, offers the best terms to the Company, including timing.

Both loan proposals contain provisions for advances against receivables, inventory, machinery and equipment and real estate, but in varying advance rate formulas. The loans provide for up to $2,000 of unsecured borrowing if the available borrowing based upon the collateral is insufficient to repay the entire loan with the Current Lender at the time of closing. Both loan proposals require the Company to present plans to sell or otherwise dispose of Kenco Williams within six months. In addition, one of the loan proposals is contingent upon the sale-leaseback of the Portland manufacturing facility, which was completed on April 18, 1997. Under the terms of one of the proposed asset-based loan facilities, the Company may make advances between the Company and Ajay provided the borrowers are in compliance with the provisions of the loan facility. Under the other asset based loan facility, the Company may make total advances of not more than $7,000 to Ajay. At March

Williams Controls, Inc.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
(Dollars in thousands, except per share amounts)

Financial Condition, Liquidity and Capital Resources (continued)

31, 1997, based on projected borrowing availability, the Company would have to advance Ajay approximately $5,000 to repay its current loan facility, which the Company has guaranteed to the Current Lender.

The Company believes it has sufficient borrowing availability under the proposed loans to repay the Current Lender in full and to finance the expected loan availability shortfall at Ajay. If the available borrowing is insufficient to repay the Current Lender, the proposed asset based loans provide for up to $2,000 of unsecured borrowing. Furthermore, the Company believes that it has the ability to finance from additional outside sources a shortfall from refinancing, if any, including generating sources from the sale of assets and raising additional capital from private or public equity and debt markets. The Company has initiated certain transactions to reduce the loan payable at or prior to closing. The Company completed the sale-leaseback of the Portland, Oregon manufacturing facility and the Company paid $3,500 of the $4,300 sales proceeds to the bank and reduced the loan outstanding to $17,500. The remaining sales proceeds will be used to reduce the loan balance further after final determination of any estimated federal and state tax payments due. The Company may be required to repurchase the property within one year if it cannot cure possible environmental problems at the sold property. Also, on May 8, 1997, the Company signed a letter of intent to sell Kenco for $6,000 plus the assumption of certain trade payables. The sale is subject to due diligence, financing and legal documentation and is expected to close by June 30, 1997. The proceeds from the proposed sale of Kenco would be used to reduce the loan balance.

At March 31, 1997 the Company had working capital of $2,403 compared to $2,055 at September 30, 1996. The current ratio on March 31, 1997 was 1.1 compared to
1.1 at September 30, 1996. The Company generated cash flow from operations of $2,107 for the six months end March 31, 1997 compared to cash used for operations of $3,693 for the same period in the prior year.

Under the existing loan facilities, the Company is restricted from increased borrowings. Under the proposed new borrowing facilities, the Company anticipates that cash generated from operations and borrowings will be sufficient to satisfy working capital and capital expenditure requirements for the following year. The Company may seek additional financing to provide the Company with financial flexibility to respond to business opportunities, including opportunities for growth through internal development, strategic joint ventures or acquisitions.

Results of Operations
Three and six months ended March 31, 1997 compared to the three and six months ended March 31, 1996.

SALES: Sales for the three months ended March 31, 1997 were $16,176 compared to sales of $16,135 for the three months ended March 31, 1996. Sales for the three months ended March 31, 1997 included $1,512 of sales from Premier Plastic Technologies, Inc. ("PPT") acquired in April of 1996. Excluding sales at PPT, sales declined $1,471, or 9% for the quarter. Sales of vehicle components, automotive accessories, agricultural equipment and electrical components accounted for 69%, 12%, 15% and 4% of total sales for the three months ended March 31, 1997 compared to 56%, 22%, 17%, and 5% for the same period in the prior year.

Williams Controls, Inc.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
(Dollars in thousands, except per share amounts)

Results of Operations (continued)

Vehicle component sales increased $2,157, or 24% for the three months ended March 31, 1997 compared to the same period in the prior year due primarily to sales at PPT which was acquired in April of 1996 and increased sales of component parts to heavy truck manufacturers. Agricultural equipment sales declined $261, or 10% for the three months ended March 31, 1997 compared to the same period in the prior year due to a pre-season discount selling program initiated in the quarter ended December 31, 1996. Electrical component sales declined $246, or 25% for the three months ended March 31, 1997 compared to the same period in the prior year due primarily to the loss of two major customers

Sales for the six months ended March 31, 1997 were $32,860 compared to sales of $32,563 for the six months ended March 31, 1996. Sales for the six months ended March 31, 1997 included $2,821 of sales from Premier PPT acquired in April of 1996. Excluding sales at PPT, sales declined $2,524, or 8% for the six month period. Sales of vehicle components, automotive accessories, agricultural equipment and electrical components accounted for 62%, 16%, 17% and 5% of total sales for the six months ended March 31, 1997 compared to 53%, 24%, 15%, and 8% for the same period in the prior year.

Vehicle component sales increased $3,407, or 20% for the six months ended March 31, 1997 compared to the same period in the prior year due primarily to sales at PPT which was acquired in April of 1996 and increased sales of component parts to heavy truck manufacturers. Agricultural equipment sales increased $486, or 10% for the six months ended March 31, 1997 compared to the prior year. Electrical component sales declined $766, or 31% for the six months ended March 31, 1997 compared to the same period in the prior year due primarily to the loss of two major customers.

Automotive accessories sales decreased $1,609, or 46% and $2,830, or 36% for the three and six months ended March 31, 1997 compared to the same periods in the prior year. The decline in automotive accessory sales was due to strong downward price pressure generated by competitors who are vertically integrated and have lower cost structures than the Company's automotive accessories segment. Although the Company believes that the automotive accessories segment could achieve profitability through vertical integration of manufacturing, the Company has instead accepted and signed a letter of intent to sell automotive accessories subject to financing, due diligence and legal documentation. As the sale is presently structured, the Company would retain an equity ownership interest in the sold operations which would result in no material gain or loss on the transaction. The transaction is expected to close by June 30, 1997, but there is no assurance that the sale will occur. In the event that the sale does not occur, the Company will consider all strategic alternatives for reduction of operating losses in the automotive accessories segment including sale, merger or disposal.

Williams Controls, Inc.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
(Dollars in thousands, except per share amounts)


Results of Operations (continued)

EARNINGS FROM OPERATIONS: Earnings from operations were $397 for the three months ended March 31, 1997 compared to $1,371 for the same period in the prior year, a decrease of 71%. Earnings from operations were $1,125 for the six months ended March 31, 1997 compared to $3,514 for the same period in the prior year, a decrease of 68%. Earnings from operations as a percentage of sales were 2% and 3% for the three and six months ended March 31, 1996, respectively compared to 8% and 11% for the same periods in the prior year.

Earnings from operations at the vehicle components segment increased 19% to $1,988 for the quarter ended March 31, 1997 and decreased 6% to $3,245 for the six months ended March 31, 1997. Losses from operations increased $283 and $843 in the automotive accessories segment, $777 and $731 in the agricultural equipment segment, and $233 and $606 in the electrical equipment segment for the quarter and six months ended March 31, 1997, respectively compared to the prior year quarter and six month periods. Losses from operations at these segments increased due primarily to lower gross margins and higher operating expenses at the automotive accessories segment resulting from lower sales and competitive selling pressures, lower gross margins and higher selling expenses in the agricultural equipment segment, and reduced margins in the electrical equipment segment resulting from lower sales volume.

Gross margin as a percentage of sales was 22% and 22% for the three and six months ended March 31, 1997, respectively compared to 23% and 25% for the same periods in the prior year. Gross margin percentages declined due to reduced sales levels at the electrical component segment, competitive pricing pressures in the automotive accessories segment, higher manufacturing costs at the agricultural equipment segment and the inclusion of additional sales from PPT which generated minimal gross margins in the vehicle component segment.

Operating expense as a percentage of sales was 19% and 19% for the three and six months ended March 31, 1997, respectively compared to 15% and 14% for the same periods in the prior year. Operating expenses increased $751, or 32% for the three months ended March 31, 1996 and $1,489, or 32% for the six months ended March 31, 1996 compared to the same periods in the prior year. The increase in operating expenses is due primarily to increased selling expenses at PPT, which was not acquired until April of 1996, and increased selling expenses at the agricultural equipment and automotive accessories segments. Automotive accessory operating expenses increased due to increased advertising and promotion costs incurred to mitigate erosion of market share.

OTHER EXPENSES: Interest expense increased $152, or 32% for the three months ended March 31, 1997and $239, or 25% for the six months ended March 31, 1997 compared to the prior year due primarily to increased average borrowings for the period. The equity interest in loss of affiliate represents the Company's pro rata share of the loss resulting from its 18% ownership interest of Ajay.

                                    Part II


Item 4.  Submission of Matters to a Vote of Security Holders

      On February 28, 1997 the Company held its annual meeting of stockholders. The stockholders approved the election of one director.

      The tabulation of votes cast for the proposal is as follows:

           Proposal Number One - Election of Director

                                           For            Withheld
                                    ----------            --------
           Timothy S. Itin          16,225,285             181,068



Item 5.  Other Information

      None


Item 6.  Exhibits and Reports on Form 8-K

      None

                            Williams Controls, Inc.

                                   Signature


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                       WILLIAMS CONTROLS, INC.




                                   By:/s/ Thomas W. Itin
                                      ----------------------------------------
                                   Thomas W. Itin, Chairman, President and CEO





                                   By:/s/ Gerard A. Herlihy
                                      ----------------------------------------
                                    Gerard A. Herlihy, Chief Financial Officer





















Date:  May 8, 1997