Form 10-Q
period 1997-06-30
WILLIAMS CONTROLS INC
filed 1997-08-14
CIK 854860

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


        [ x ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended:  June 30, 1997.

                                      OR

       [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

             For the transition period from           to


                        Commission file number 0-18083


                              Williams Controls, Inc.
             ----------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Delaware                                             84-1099587
-------------------------------                            -----------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

      14100 SW 72nd Avenue
        Portland, Oregon                                            97224
--------------------------------------                           ------------
(Address of principal executive office)                            (zip code)

              Registrant's telephone number, including area code:
                                (503) 684-8600


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                              Yes   X    No
The number of shares outstanding of the registrant's common stock as of August 14, 1997 were 17,782,040.

                           Williams Controls, Inc.

                                     Index


                                      Page
                                     Number

Part I.  Financial Information

  Item 1.  Financial Statements

           Consolidated Balance Sheets, June 30, 1997 (unaudited)
              and September 30, 1996                                         1

           Unaudited Consolidated Statement of Stockholders' Equity,
              nine months ended June 30, 1997                                2

           Unaudited Consolidated Statements of Operations,
              three and nine months ended June 30, 1997 and 1996             3

           Unaudited Consolidated Statements of Cash Flows,
              nine months ended June 30, 1997 and 1996                       4

           Notes to Unaudited Consolidated Financial Statements           5-10

  Item 2.  Management's Discussion and Analysis
              of Financial Condition and Results of Operations           11-14


Part II.  Other Information

  Item 4.  Submission of Matters to a Vote of Security Holders              15

  Item 5.  Other Information                                                15

  Item 6.  Exhibits and Reports on Form 8-K                                 15

           Signature Page                                                   16

Consolidated Balance Sheets
(Dollars in thousands, except per share amounts) Williams Controls, Inc.

                                                      June 30,   September 30,
                                                          1997            1996
                                                    ----------   -------------
                                                   (unaudited)
Assets

   Current Assets:
     Cash                                           $    3,091        $  1,379
     Accounts receivable, net                           12,234          13,103
     Inventories                                        14,879          15,288
     Other                                               1,545           1,885
           Total current assets                         31,749          31,655
                                                        ------          ------

   Investment in affiliate                                 739             943

   Property, plant and equipment                        25,968          24,955
    Less accumulated depreciation and amortization       6,376           5,154
                                                        ------          ------
                                                        19,592          19,801
                                                        ------          ------

   Other assets                                          1,862           1,379
                                                        ------          ------
                                                       $53,942         $53,778
                                                        ======          ======

Liabilities and Stockholders' Equity

   Current Liabilities:
     Revolving line of credit                          $     -         $21,000
     Current portion of long-term debt
           and capital leases                              258             212
     Estimated net loss from discontinued operations     1,171               -
     Accounts payable and accrued expenses               8,831           8,388
                                                        ------          ------
           Total current liabilities                    10,260          29,600
                                                        ------          ------

   Long-term debt                                       19,542           2,734
   Finance and capital  lease obligations                4,524              48
Other liabilities                                        2,951           2,673

   Commitments and contingencies                             -               -

Minority interest in consolidated subsidiaries             597             713

 Stockholders' equity:
 Preferred stock of $.01 par value, 50,000,000
    shares authorized                                       -               -
 Common stock of $.01 par value, 50,000,000
    shares authorized, 17,912,240 and
    17,869,987 shares issued                               179             179
     Additional paid-in capital                          9,777           9,671
     Retained earnings                                   7,229           9,439
    Unearned ESOP shares                                  (511)           (511)
    Treasury stock (130,200 and 195,200 shares)           (378)           (540)
    Pension liability adjustment                          (228)           (228)
                                                        -------         -------

                                                        16,068          18,010
                                                        ------          ------
                                                       $53,942         $53,778
                                                        ======          ======


       The accompanying notes are an integral part of these statements.

Unaudited Consolidated Statement of Stockholders' Equity
(Dollars in thousands, except per share amounts) Williams Controls, Inc.



                                Number of               Additional              Pension    Unearned
                                Shares        Common    Paid-in      Retained   Liability  ESOP     Treasury   Stockholders'
                                Issued        Stock     Capital      Earnings   Adjustment Shares   Shares     Equity


Balance, September 30, 1996          17,869,987    $ 179    $9,671    $9,439    $(228)      $(511)   $ (540)   $18,010

Issuance of contingent shares
for acquisition                          42,253        -       106         -        -           -         -        106

Issuance of shares from treasury
for acquisition advisory services             -        -         -         -        -           -        162       162

Net loss                                      -        -         -     (2,210)      -           -          -    (2,210)
                                     ----------    ------  -------    --------  ------       -------  -------   -------
Balance, June 30, 1997               17,912,240     $ 179   $9,777     $7,229   $(228)        $(511)  $ (378)  $16,068
                                     ==========    ======  =======     ======   ======       =======  =======  =======









































        The accompanying notes are an integral part of these statements.

Unaudited Consolidated Statements of Operations
(Dollars in thousands, except per share amounts) Williams Controls, Inc.



                                        Three months  Three months    Nine months   Nine months
                                            ended         ended          ended          ended
                                       June 30, 1997 June 30, 1996  June 30, 1997  June 30, 1996
                                       ---------------------------------------------------------

Net sales                                   $ 14,536      $13,474        $42,305      $38,116
Cost of sales                                 11,470        9,695         32,286       26,921
                                             -------      -------        -------      -------
Gross margin                                   3,066        3,779         10,019       11,195
                                             -------      -------        -------      -------
Operating expenses:
   Research and development                     512           444          1,472        1,409
   Selling                                      816           652          2,470        1,680
   Administrative                             1,064           922          3,001        2,397
                                             -------      -------        -------      -------
                                              2,392         2,018          6,943        5,486
                                             -------      -------        -------      -------

Earnings from continuing operations             674         1,761          3,076        5,709

Other (income) expense:
   Interest expense                             477           433          1,437        1,154
   Equity interest in loss of affiliate          25             -            204           75
                                             -------      -------        -------      -------
                                                502           433          1,641        1,229
                                             -------      -------        -------      -------
Earnings from continuing operations
   before income taxes                          172         1,328          1,435        4,480
Income taxes                                     78           548            589        1,760
                                             -------      -------        -------      -------
Earnings  from continuing operations
   before minority interest                      94           780            846        2,720
Minority interest in net (earnings) loss
   of consolidated subsidiaries                  85           (50)           116          (90)
                                             -------      -------        -------      -------

Earnings from continuing operations             179           730            962        2,630

Discontinued operations:
 Loss from operations of discontinued
  Automotive Accessories segment               (306)       (1,824)        (1,207)      (2,220)
 Loss on disposal of Automotive Accessories
  segment, including provision of $1,171 for
  operating losses during phase-out period   (1,965)            -         (1,965)           -
                                             -------      -------         ------      -------
Loss from discontinued operations           $(2,271)      $(1,824)       $(3,172)      (2,220)
                                             -------      -------         ------       ------

Net earnings (loss)                         $(2,092)      $(1,094)       $(2,210)     $   410
                                             ======        ======         ======       ======


Earnings  per common
     share from continuing operations       $   .01       $   .04        $   .05      $   .15
Loss per common
     share from discontinued operations     $ ( .13)      $  (.10)       $ ( .17)     $  (.13)
                                             -------       -------        ------       ------
Loss per common share                       $ ( .12)      $  (.06)       $ ( .12)     $   .02
                                             =======       =======        ======       ======


       The accompanying notes are an integral part of these statements.

Unaudited Consolidated Statements of Cash Flows
(Dollars in thousands)                                   Williams Controls, Inc.



                                                    Nine months     Nine months
                                                       ended           ended
                                                  June 30, 1997   June 30, 1996
                                                   -------------   -------------

Cash flows from operations:
   Net earnings                                      $   (2,210)        $   410
   Non-cash adjustments to net earnings:
      Provision for loss on disposal of
          discontinued operations                         1,171            -
      Depreciation and amortization                       1,303           1,655
      Restructuring charge                                    -           2,250
         Minority interest in earnings (loss)
          of consolidated subsidiaries                     (116)             90
      Equity interest in loss of affiliate                  204              75
   Changes in working capital items net
    of the effects of acquisitions:
      Receivables, net                                      869          (2,861)
      Inventories                                           409          (4,817)
      Other                                                 290            (329)
      Accounts payable and accrued expenses                 820             461
                                                          ------         -------


   Net cash provided by (used for) operations             2,740          (3,066)
                                                          ------         -------

   Cash flows from investing:
      Payment for acquisitions                                -          (1,200)
      Payment for equipment                              (1,013)         (1,139)
                                                         -------         -------

   Net cash used for investing                           (1,013)         (2,339)
                                                         -------         -------

   Cash flows from financing:
     Net borrowings (repayments) under revolving loan    (4,129)          5,759
     Net proceeds from sale/leaseback                     4,274               -
     Payments of long-term debt and capital leases         (160)            (75)
     Repurchase of common stock                               -            (540)
     Proceeds from stock issuance                             -             235
                                                         -------          ------

   Net cash provided by financing                           (15)          5,379
                                                         -------          ------

   Net increase/(decrease) in cash                        1,712             (26)

   Cash at beginning of period                            1,379           1,653
                                                        -------          -------

   Cash at end of period                               $  3,091         $ 1,627
                                                        =======          =======

   Cash paid for:

Interest                                               $  1,567         $ 1,500
                                                        =======          =======

Taxes paid (net refund)                                $  (483)         $ 1,000
                                                        =======          =======


       The accompanying notes are an integral part of these statements.

Notes to Unaudited Consolidated Financial Statements
Three Months ended June 30, 1997 and 1996
(Dollars in thousands, except per share amounts)        Williams Controls, Inc.


1.    Organization

     The interim consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Williams Controls Industries, Inc. ("Williams"); Kenco Williams, Inc. ("Kenco"); NESC Williams, Inc. ("NESC"); Williams Technologies, Inc. ("WTI"); Williams World Trade, Inc. ("WWT"); Williams Automotive, Inc.; Aptek Williams, Inc. ("Aptek"); Agrotec Williams, Inc. ("Agrotec"); Techwood Williams, Inc. ("Techwood"); Premier Plastic Technologies, Inc. ("PPT"); GeoFocus, Inc. ("GeoFocus"); and the Company's 80% owned subsidiaries, Hardee Williams, Inc. ("Hardee") and Waccamaw Wheel Williams, Inc. ("Waccamaw"). All significant intercompany accounts and transactions have been eliminated. 2. The Interim Consolidated Financial Statements

2.   The interim unaudited  consolidated financial statements

     The interim unaudited consolidated financial statements have been prepared by the Company and, in the opinion of management, reflect all material adjustments that are necessary to a fair statement of results for the interim periods presented. Such adjustments consisted only of normal recurring items. Certain information and footnote disclosure made in the last annual report on Form 10-K have been condensed or omitted for the interim consolidated statements. The interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company's annual report on Form 10-K. The interim period results are not necessarily indicative of results that may be expected for any other interim period or for the full year. Certain costs are estimated for the full year and allocated to interim periods based on activity associated with the interim period. Accordingly, such costs are subject to year-end adjustment.

3.   Earnings (loss) per Share

     Earnings per share are computed based on the weighted average number of common shares and common stock equivalent shares outstanding during the period. Options and warrants are considered common stock equivalents for the purposes of this computation. The weighted average number of common shares used in computation of earnings per share was 18,179,000 and 18,089,000 for the three and nine months ended June 30, 1997, respectively, and 17,600,000 for the three and nine months ended June 30, 1996. Common stock equivalents, which are antidilutive, are not included in the earnings per share calculation.

Notes to Unaudited Consolidated Financial Statements
Three Months ended June 30, 1997 and 1996
(Dollars in thousands, except per share amounts)        Williams Controls, Inc.


4.   Inventories
                                        June 30,             September 30,
                                            1997                      1996

     Raw material                       $  8,535                  $  7,243
     Work-in-process                       1,032                     1,349
     Finished goods                        5,312                     6,696
                                          ------                    ------

                                         $14,879                   $15,288
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

     The investment in Ajay is recorded as an investment in affiliate in the Consolidated Balance Sheets net of the Company's equity interest of $631 in Ajay's losses since acquiring the investment. The Company is required to account for the investment in Ajay on the equity method due to common ownership by the Chairman and President of the Company who is also Chairman and President of Ajay. At June 30, 1997, the market value of the Company's investment in Ajay was $1,029 based upon the closing price of $.25 per share.

     The Company had guaranteed Ajay's $13,500 credit facility to the previous lender ("Previous Lender") of which $12,051 was outstanding at July 11, 1997, the date on which the previous loan was repaid with proceeds from a new loan ( the "Loan") with a new lender (the "Bank"). Ajay's loan availability at the date of the Loan closing was insufficient to repay the Previous Lender. The previous Lender provided Ajay $2,340 of bridge financing and the Company provided Ajay a secured demand loan of $2,268 at Loan closing to repay the previous loan in full. The loan from the Company to Ajay bears an annual interest rate at the Bank's prime rate plus 3/4% . The expected sources of repayment for the bridge loan are primarily derived from expected financial transactions of the Company. Therefore, it is likely that Ajay will need to borrow additional funds from the Company in the future to repay the bridge loan to the extent that the bridge loan is repaid with Company funds(See Note 6). As a condition to the loans made by the Company to Ajay, Ajay has agreed to grant the Company a security interest in all of the assets of Ajay subordinate to the liens of the Bank and the Previous Lender. In addition, the Company has agreed to issue 400,000 newly issued shares of the Company's common stock to Ajay which will be security to the previous lender for the bridge loan. The Company has also agreed to purchase approximately $1,000 of notes payable by Ajay to affiliated parties, which had provided loans to Ajay to help Ajay finance operations during debt refinancing. These affiliated companies provided these loans because the Company was prohibited from down-streaming funds to Ajay while the previous loan was in default.

Notes to Unaudited Consolidated Financial Statements
Three Months ended June 30, 1997 and 1996
(Dollars in thousands, except per share amounts)        Williams Controls, Inc.


6.   Debt  - Subsequent Event

     On July 11, 1997, the Company refinanced its bank debt with the Bank under a $34,088 three year revolving credit and term loan agreement. Accordingly, the Company has recorded the debt as a long-term liability as of June 30, 1997. At the date of the Loan closing, the Company borrowed a total of $17,141 which was comprised of $9,619 of borrowings under the $26,000 revolving loan facility (the "Revolver"), $2,658 under a real estate term loan ("Real Estate Loan"), $3,864 under a machinery and equipment loan ("Term Loan I"), and $1,000 under Term Loan II ("Term Loan II"). The Loan is a joint and several obligation of the Company and Ajay. At the date of the Loan closing, Ajay borrowed a total of $7,391 which was comprised of $6,825 under the Revolver and $566 under Term Loan I. The proceeds from the Company's and Ajay's borrowings plus cash on hand were used to repay the Previous Lender. In addition, the Previous Lender provided bridge financing of $2,340 to Ajay which is to be repaid primarily from the proceeds of the sale of Kenco (Note 9), the sale of other assets, or from a specified percentage of future combined Ajay and Williams cash flow. The Company's Chairman has guaranteed $1,000 of the bridge loan and the Term Loan II.

     Under the Revolver, the Company and Ajay can borrow up to $26,000 based upon a borrowing base availability calculated using specified percentages of eligible accounts receivable and inventory. The Revolver bears interest at the Bank's prime rate (8.5% at July 11, 1997) plus .5%. The Real Estate Loan and Term Loan I bear interest at the Bank's prime rate plus .75%. At the Company's option, the Company may borrow funds under the Revolver, the Real Estate Loan and the Term Loan I at the London InterBank Offering Rate ("Libor") plus 2.75%, 3% and 3%, respectively. The Revolver, Real Estate
     Loan and Term Loan I mature on July11, 2000 and are secured by substantially all of the assets of the Company and Ajay. The Real Estate Loan is being amortized over 20 years and Term Loan I is being amortized over seven years with all remaining principal outstanding due on July 11, 2000. At July 11, 1997, after the Loan closing, the Company had approximately $1,545 available for borrowing under the Loan. Term Loan II matures on June 1, 1999 with principal payments based upon an amortization period of 24 months plus additional principal payments equal primarily to any excess proceeds from the sale of Kenco after repayment of any indebtedness under the Revolver borrowing due from Kenco plus principal payments equal to 50% of the Company's and Ajay's annual consolidated excess cash flow, as defined. The Loan agreement prohibits payment of any dividends by the Company, requires the Company and Ajay in the aggregate to maintain minimum working capital of $25,000 exclusive of the Revolver and maintain minimum tangible net worth of $11,000. The Loan also prohibits additional indebtedness and common stock repurchases, and restricts combined Company and Ajay annual capital expenditures and increased operating lease obligations to $2,500 and $600, respectively. The Loan agreement imposes a prepayment penalty of 3%-.5%, which is waived if the Loan is repaid with proceeds from the sale of assets or equity or is refinanced with an affiliate of the Bank.

7.   Common Stock and Treasury Shares - Stock Repurchase Program

     In July 1997, the Company agreed to issue 400,000 shares of common stock to Ajay as security for a bridge loan due to the Previous Lender. In addition, the Company has agreed to issue, if required by the affiliated companies' lender, up to $1,000 market value of the Company's common stock to serve as collateral for notes due to such affiliated companies in exchange for the affiliated companies agreement to subordinate to the Bank their rights to principal repayments until certain financial transactions have been completed.

Notes to Unaudited Consolidated Financial Statements
Three Months ended June 30, 1997 and 1996
(Dollars in thousands, except per share amounts)        Williams Controls, Inc.


7.    Common Stock and Treasury Shares - Stock Repurchase Program (continued)

     The Company granted 1,078,800 options under the Employee Stock Option Plan to 195 employees on May 1, 1997, with an exercise price equal to the market value at date of grant. In January 1996 the Company initiated a stock repurchase program of up to one million shares of the Company's common stock. The Loan prohibits further purchases under this program. Under this program, through June 1997, the Company had acquired approximately 195,200 shares at an average price of $2.77 per share. During the nine months ended June 30, 1997, the Company issued 65,000 treasury shares to related parties for acquisition advisory work.

8.   Sale/Leaseback - Contingent Liability

     In April 1997 the Company sold its Portland, Oregon manufacturing facility in a sale-leaseback transaction for $4,524 less $250 withheld in an escrow fund for possible environmental cleanup costs. The Company may be required to repurchase the property within one year if it cannot cure possible environmental problems at the sold property and may be required to finance part of the purchaser's price in October 1997 if the purchaser cannot obtain permanent financing from a lender willing to accept the environmental condition of the property. The acquisition agreement under which the Company purchased the facility contains provisions for indemnification by the subsidiary of the company that owned and sold the property to the Company for any environmental cleanup costs after the subsidiary spends $25 towards such cleanup. The Company intends to seek indemnification from the prior property owner for cleanup costs, if any. Although the Company has the right of first refusal to repurchase the building during the first year if the purchaser attempts to sell the property to a third party, the Company has discussed with the purchaser the possible resale of the building to an acceptable third party who would purchase the property without any contingent repurchase obligation.

     The transaction was accounted for as a financing in which the property remains recorded as an asset and continues to be depreciated and the capitalized lease obligations are recorded as long term liabilities. The lease has a term of 15 years and requires minimum annual payments of $450 with rental increases every two years equal to the increase in the consumer price index for the Portland, Oregon area but not greater than a 5% nor less than a 3% increase for every two-year period. At the time that the contingent repurchase obligation is eliminated, the Company will record the transaction as an operating lease. At such time, the gain on the sale of approximately $1,700 will be recognized and the capitalized costs and lease obligation will be eliminated from the balance sheet.

9     Discontinued Operations

     On May 8, 1997, the Company signed a letter of intent to sell Kenco. The Company anticipates that Kenco will be sold on or around September 30, 1997, but there is no assurance that the sale will occur. If the sale does not occur, the Company will consider all strategic alternatives for reduction of operating losses including sale, merger or liquidation of Kenco. Accordingly, Kenco is reported as a discontinued operation for the quarter and nine months ended June 30, 1997 and 1996. Based upon the proposed terms of the sale, the purchaser will acquire certain assets, excluding Kenco's manufacturing and warehousing facility, for $5,000 in cash and assume the liability for trade payables and other current liabilities. The proposed purchaser has expressed an interest in also purchasing the manufacturing and warehouse facilities, which would result in an as yet undetermined increase in the cash purchase price. In addition, under the terms of the purchase offer, the Company will receive an equity interest in the new company.

Notes to Unaudited Consolidated Financial Statements
Three Months ended June 30, 1997 and 1996
(Dollars in thousands, except per share amounts)        Williams Controls, Inc.


     The summarized results for Kenco are as follows:

                                          Three months  Three months  Nine months Nine months
                                              ended          ended       ended      ended
                                        June 30, 1997 June 30, 1996 June 30, 1997 June 30, 1996
     Net sales                                $ 2,194      $ 4,001     $ 7,285    $ 11,922

     Loss from discontinued operations           (450)      (2,928)     (1,727)     (3,362)
     Allocated interest expense                    60          113         290         339
                                               ------      --------    --------    --------
     Loss before income tax benefit              (510)      (3,041)     (2,017)     (3,701)
     Income tax benefit                           204        1,217         810       1,481
                                               ------      -------     --------     ------
     Net loss from discontinued operations       (306)      (1,824)     (1,207)     (2,220)
                                                ------     -------     --------     ------

     Loss on disposal before interest
       and income taxes                        (2,771)           -      (2,771)          -
     Allocated interest expense                   505            -         505           -
                                              --------     -------     -------      ------
     Loss on disposal before
        income tax benefit                     (3,276)           -      (3,276)          -
     Income tax benefit                         1,311            -       1,311           -
                                               ------      -------     -------      ------
     Loss on disposal                          (1,965)           -      (1,965)          -
                                               ------      -------     -------      ------

     Total loss on discontinued operations    $(2,271)     $(1,824)    $(3,172)   $ (2,220)
                                               ======       ======      ======     =======

     The estimated loss on disposal of Kenco of $1,965 consists of $1,171 of estimated future operating losses net of tax benefits of $781 and $794 of operating losses incurred since the measurement date net of tax benefits of $530. The $794 of operating losses since the measurement date include $488 of charges which are primarily provisions for obsolete inventory and charges for other non-recoverable assets. The Company has elected to include estimated interest costs in its estimated loss on disposal based upon the expected debt reduction from the $5,000 of cash proceeds and the current rate of interest. The 1996 third quarter and nine-month loss from discontinued operations included a $2,250 pre-tax restructuring charge.

Notes to Unaudited Consolidated Financial Statements
Three Months ended June 30, 1997 and 1996
(Dollars in thousands, except per share amounts)        Williams Controls, Inc.


10.  Segment Information

                                                 Three months   Three months  Nine months Nine months
                                                     ended          ended       ended      ended
                                                June 30, 1997  June 30, 1996 June 30, 1997 June 30, 1996
     By classes of similar products
     Net Sales - Continuing Operations:
       Vehicle components                             $ 11,119     $ 9,333     $31,696    $26,503
       Agricultural equipment                            2,352       3,251       7,864      8,277
       Electrical components                             1,065         890       2,745      3,336
                                                       -------      -------     -------    ------
       Total from continuing operations                 14,536      13,474      42,305     38,116
     Net Sales - Discontinued Operations                 2,194       4,001       7,285     11,922
                                                       -------      ------      ------     ------
           Total sales                                  16,730      17,475      49,590     50,038
                                                        ======      ======      ======     ======

     Earnings (Loss) from Continuing Operations:
       Vehicle components                                1,716       1,389       4,961      4,843
       Agricultural equipment                             (810)        489      (1,017)     1,013
       Electrical components                              (232)       (117)       (868)      (147)
                                                        ------      ------      ------     ------
        Total from continuing operations                   674       1,761       3,076      5,709
     Loss - Discontinued Operations                       (450)     (2,928)     (1,727)    (3,362)
                                                        ------      ------      ------     -------
        Total earnings (loss) from operations              224      (1,167)      1,349      2,347
                                                        ======      ======      ======     =======
     Capital expenditures from Continuing Operations:
       Vehicle components                                  233          26         410        268
       Agricultural equipment                               40          22         169        373
       Electrical components                                72           3         156        213
                                                        ------      ------      ------     ------
        Total from continuing operations                   345          51         735        854
     Capital Expenditures - Discontinued Operations         59         125         278        285
                                                        ------      ------      ------      -----
        Total capital expenditures                         404         176       1,013      1,139
                                                        ======      ======       =====      =====
     Depreciation and Amortization - Continuing
     Operations:
       Vehicle components                                  272         251         711      1,104
       Agricultural equipment                               40          80         185        178
       Electrical components                                78          63         220        180
                                                         -----      ------      ------   --------
        Total from continuing operations                   390         394       1,116      1,462
     Depreciation and Amortization - Discontinued
         Operations                                         65          65         187        193
                                                         -----      ------      ------   --------
        Total depreciation and amortization             $  455     $   459     $ 1,303   $  1,655
                                                         =====      ======      ======   ========

                                                                                June 30,  June 30,
                                                                                  1997       1996
     Identifiable assets
     Heavy vehicle components                                                   24,229     19,370
     Discontinued operations - automotive accessories                           11,265     14,589
     Agricultural equipment                                                     10,565     13,678
     Electrical components                                                       7,793      7,553
                                                                                ------    ------
     Total assets                                                              $53,942    $55,190
                                                                                ======     ======


     Note: Prior year data restated to conform with current year segment classification.

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(Dollars in thousands, except per share amounts)        Williams Controls, Inc.


Financial Condition, Liquidity and Capital Resources

The Company's principal sources of liquidity are borrowings under its Loan and funds generated from operations. At June 30, 1997, the Company's working capital improved to $21,489 compared with $2,055 at September 30, 1996 and the current ratio improved to 3.1 at June 30, 1997 compared to 1.1 at September 30, 1996. The improvement was primarily as a result of the successful refinancing of the Company's bank debt and resulting classification of the Loan as a long-term obligation and also as a result of a sale/leaseback transaction. The Company generated cash flow from operations of $2,740 for the nine months ended June 30, 1997 compared to cash used of $3,066 for the nine months ended June 30, 1996. The Company's 1997 cash flow from operations benefited from improved receivable and inventory management and a federal tax refund.

The Company intends to reduce Bank debt and fund operational growth by raising additional capital through the sale of Kenco, a possible sale/leaseback of a manufacturing facility and a private placement or public offering of its common stock. The Company has signed a letter of intent to sell certain assets of Kenco for an expected $5,000 cash plus the assumption of certain liabilities. The proceeds of this transaction, if completed, would be used to pay bank debt including Term Loan II and any excess proceeds would be used towards payment of the $2,340 bridge loan provided to Ajay by the Previous Lender. The payment on Ajay's behalf would increase the demand loan due from Ajay.

In April 1997 the Company sold its Portland, Oregon manufacturing facility in a sale-leaseback transaction for $4,524. The Company may be required to repurchase the property within one year if it cannot cure possible environmental problems and may be required to finance part of the purchaser's price in October 1997 if the purchaser cannot obtain permanent financing from a lender willing to accept the environmental condition of the property. Although the Company has the right of first refusal to repurchase the building during the first year if the purchaser attempts to sell the property to a third party, the Company has discussed with the purchaser the possible resale of the building to an acceptable third party who would purchase the property without any contingent repurchase obligation. The acquisition agreement under which the Company purchased the facility contains provisions for indemnification by the subsidiary of the company that owned and sold the property to the Company for any environmental cleanup costs after the subsidiary spends $25 towards such cleanup. The Company intends to seek indemnification from the prior property owner for cleanup costs, if any, under those indemnification provisions.

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(Dollars in thousands, except per share amounts)        Williams Controls, Inc.


Results of Operations

Overview
The Company has agreed to sell the remaining operations of the automotive accessories segment, which have been classified as discontinued operations.

Continuing Operations
The following discussion of results of operations include only the continuing operations and all references to financial statement amounts are for continuing operations only.

The Company's net earnings from continuing operations declined $551 and $1,668, or 75.3% and 63.4%, respectively, for the quarter and nine months ended June 30, 1997, compared to the prior year periods primarily as a result of losses in the agricultural equipment and electrical component segments.

Three  months  ended June 30, 1997  compared to the three  months ended June 30,
1996

Net sales from continuing operations: Net sales increased $1,062, or 7.9%, to $14,536 for the three months ended June 30, 1997 compared to $13,474 in the prior year quarter. Excluding the sales of GeoFocus, which was acquired in August 1996, sales increased $875, or 6.5% for the quarter ended June 30, 1997. Sales as a percent of total sales in the vehicle components, agricultural equipment and electrical components segments were 76.5%, 16.2% and 7.3% in the 1997 quarter compared to 69.3%, 24.1% and 6.6% in the 1996 quarter. Vehicle component sales in the quarter ended June 30, 1997 increased $1,786, or 19.1%, due to higher unit sales of component parts to heavy truck manufacturers. Sales of agricultural equipment declined $899, or 27.7%, in the quarter ended June 30, 1997 due to lower unit sales believed to result from reduced demand resulting from cool and rainy weather in the Spring of 1997. Electrical component sales increased $175, or 19.7% primarily due to the acquisition of GeoFocus, Inc. in August 1996. Electrical equipment sales exclusive of GeoFocus sales decreased $12, or 1.3%.

Cost of sales from continuing operations: Costs of sales as a percent of sales increased to 78.9% in the quarter ended June 30, 1997 compared to 72.0% in the quarter ended June 30, 1996. The higher cost of sales percentage related primarily to lower sales and the resulting lower absorption of fixed overheads at the agricultural equipment segment and higher costs in the electrical equipment segment.

Operating expenses - continuing operations: Operating expenses increased $374, or 18.5%, to $2,392 in the quarter ended June 30, 1997 compared to $2,018 in the prior year quarter. Operating expenses were 16.5% of sales in the quarter ended June 30, 1996 compared to 15.0 % of sales in the quarter ended June 30, 1996. Higher operating expenses related primarily to increased selling costs in the agricultural equipment segment and increased administration costs in the electrical component segment due to the acquisition of GeoFocus, Inc. in August 1996.

Other expenses: Other expenses increased $69, or 15.9%, to $502 in the quarter ended June 30, 1997 compared to $433 in the prior year quarter due to higher interest rates on defaulted bank debt and increased losses from the Company's equity investment in Ajay.

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(Dollars in thousands, except per share amounts)        Williams Controls, Inc.


Results of Operations - Continued

Nine months ended June 30, 1997 compared to the nine months ended June 30, 1996

Net sales from continuing operations: Net sales increased $4,189, or 11.0%, to $42,305 for the nine months ended June 30, 1997 compared to $38,116 in the prior year period. PPT and GeoFocus were not in operation for the full 1996 period. Excluding the sales of PPT and GeoFocus, sales increased $1,225, or 3.3%, for the nine months ended June 30, 1997 compared to the prior year period.

Sales as a percent of total sales in the vehicle components, agricultural equipment and electrical components segments were 74.9%, 18.6% and 6.5% for the nine months ended June 30, 1997 compared to 69.5%, 21.7% and 8.8% in the prior year period. Vehicle component sales for the nine months ended June 30, 1997 increased $5,193, or 19.6%. Excluding sales of PPT, which was acquired in April 1996, sales of the vehicle component segment increased $2,708, or 10.8% the for the nine months ended June 30, 1997 over the prior year period due to higher unit sales of component parts to heavy truck manufacturers. Sales of agricultural equipment declined $413, or 5.0%, for the nine months ended June 30, 1997 due to lower unit sales believed to result from reduced demand resulting from cool and rainy weather in the Spring of 1997. Electrical component sales decreased $591, or 17.7%. Electrical component sales exclusive of GeoFocus, which was acquired in August 1996, decreased $1,070, or 32.1% primarily due to the loss of two major customers.

Cost of sales from continuing operations: Costs of sales as a percent of sales increased to 76.3% for the nine months ended June 30, 1997 compared to 70.6% in the prior year period. The higher cost of sales percentage related primarily to lower sales and the resulting lower absorption of fixed overheads at the agricultural equipment segment and the electrical equipment segment.

Operating expenses: Operating expenses increased $1,457, or 26.6%, to $6,943 for the nine months ended June 30, 1997 compared to $5,486 in the prior year period. Exclusive of PPT and GeoFocus, which were not in operation for the full nine-month period ended June 30, 1997, operating expenses increased $623, or 11.6% over the period ended June 30, 1996. Operating expenses were 16.4% of sales for the nine months ended June 30, 1997 compared to 14.4% of sales for the nine months ended June 30, 1996. Higher operating expenses for operations that were in operation for both the nine months ended June 30, 1997 and 1996 related primarily to increased selling costs in the agricultural equipment segment.

Other expenses: Other expenses increased $412, or 33.5%, to $1,641 for the nine months ended June 30, 1997 compared to $1,229 for the same period in 1996 due to higher interest expenses associated with increased borrowings, higher interest rates on defaulted bank debt and increased losses from the equity investment in Ajay.

Discontinued Operations

Net loss from the discontinued automotive accessories segment was $306 net of tax benefits of $204 for the three months ended June 30, 1997 compared to net losses of $1,824 net of tax benefits of $1,217 for the quarter ended June 30, 1996. The 1997 quarterly net loss includes operations for the quarter through the measurement date of May 8, 1997. All losses after the measurement date are reported as losses on disposal

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(Dollars in thousands, except per share amounts)        Williams Controls, Inc.

Results of Operations (continued)

Discontinued Operations (continued)

of discontinued operations. The 1996 losses included a pre-tax operating restructuring charge of $2,250. Net sales from the discontinued segment declined $1,807, or 45.2% to $2,194 for the quarter ended June 30, 1997 compared to $4,001 in the prior year period.

Net loss from the automotive accessories discontinued segment was $1,207 net of tax benefits of $810 for the nine months ended June 30, 1997 compared to net losses of $2,220 net of tax benefits of $1,481 for the nine months ended June 30, 1996. The 1996 losses included a pre-tax operating restructuring charge of $2,250. Net sales from the discontinued segment declined $4,637, or 38.9% to $7,285 for the nine months ended June 30, 1997 compared to $11,922 in the prior year period. The decline in automotive accessory sales was due to lower unit sales and lower prices resulting from strong downward price pressure generated by competitors who are vertically integrated and have lower cost structures than the Company's automotive accessories segment.

The estimated loss on disposal of the business of $1,965 consists of $1,171 of estimated future operating losses net of tax benefits of $781 and $794 of operating losses incurred since the measurement date net of tax benefits of $530. The $794 of operating losses since the measurement date includes $489 of charges that are primarily estimated inventory reserves. The Company has elected to include interest costs in its estimated loss on disposal based upon the expected debt reduction from the $5,000 of cash proceeds and the current rate of interest. The 1996 third quarter and nine-month loss from discontinued operations included a $2,250 restructuring charge.

     Part II

Item 4.  Submission of Matters to a Vote of Security Holders

      None

Item 5.  Other Information

      None

Item 6.  Exhibits and Reports on Form 8-K

          10.1 Credit Agreement dated July 11, 1997, among registrant and its subsidiaries and Ajay Sports, Inc. And its subsidiaries, as borrowers, and Wells Fargo Bank, National Association, as lender (the "Credit Agreement").

      10.2 Promissory Notes under the Credit Agreements
          (a)  Revolving Credit Loans Promissory Note
          (b)  Term Loan I Promissory Note
          (c)  Term Loan II Promissory Note
          (d)  Real Estate Loan Promissory Note

      10.3 Mortgage and Security Agreement between Aptek Williams, Inc. and Wells Fargo Bank

      10.4 Patent Assignment and Security Agreements for
           (a)     Williams Controls Industries, Inc.
           (b)     Kenco Williams, Inc.
           (c)     Hardee Williams, Inc.
           (d)     Aptek Williams, Inc.

      10.5 Trademark Security Agreements for
           (a)     Agrotec Williams, Inc.
           (b)     Hardee Williams, Inc.
           (c)     Kenco Williams, Inc.

      10.6 Continuing Unconditional Guaranty of Thomas W. Itin in favor of Wells Fargo Bank.

     10.7 Intercreditor Agreement dated July 11, 1997 among registrant and subsidiaries, Ajay Sports, Inc. and subsidiaries, United States National Bank of Oregon ("US Bank"), Thomas W. Itin, and Wells Fargo Bank, National Association. 10.8 Consent, Reaffirmation and Release Agreement with US Bank.

      10.9 Promissory Note of Ajay for $2,340,000 to US Bank.

     10.10 Mortgage, Assignment of Rents, Security Agreement and Fixture Filing by Aptek Williams, Inc. in favor of US Bank.

     10.11 Guaranty to US Bank

                            Williams Controls, Inc.

                                   Signature


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                       WILLIAMS CONTROLS, INC.




                                       /s/ Thomas W. Itin
                                       ------------------
                                        Thomas W. Itin, Chairman,  President and
                                          CEO





                                      /s/  Gerard A. Herlihy
                                      ----------------------

                                        Gerard  A.  Herlihy,   Chief   Financial
                                          Officer










Date:  August 14, 1996