Form 10-K
period 1997-09-30
WILLIAMS CONTROLS INC
filed 1998-01-13
CIK 854860

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-K

               [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                                     OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: SEPTEMBER 30, 1997

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ______to_____

                         COMMISSION FILE NUMBER 0-18083

                             WILLIAMS CONTROLS, INC.
               -------------------------------------------------

             (Exact name of registrant as specified in its charter)

             DELAWARE                                  84-1099587
             --------                                  ----------
     (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)                  Identification No.)

         14100 SW 72ND AVENUE
           PORTLAND, OREGON                                97224
   ---------------------------------------               ----------
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


                                (1) Yes X   No
                                       ----   ----
                                (2) Yes X  No
                                       ----   ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of December 31, 1997, 17,782,040 shares of Common Stock were outstanding and the aggregate market value of the shares (based upon the closing price of the shares on the NASDAQ National market) of Williams Controls, Inc. held by nonaffiliates was approximately $29,800,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the 1998 Annual Meeting of Stockholders to be filed not later than January 28, 1998 are incorporated by reference in Part III hereof.

                             WILLIAMS CONTROLS, INC.
                             INDEX TO 1997 FORM 10-K



PART I                                                              PAGE
    Item 1.   Description of Business                               2-6
    Item 2.   Properties                                              7
    Item 3.   Legal Proceedings                                       7
    Item 4.   Submission of Matters to a Vote of Security Holders     7


PART II
    Item 5.   Market for Registrant's Common Equity and Related
               Stockholder Matters                                    8
    Item 6.   Selected Financial Data                                 9
    Item 7.   Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations                                         10-15
    Item 8.   Financial Statements and Supplementary Data         16-41
    Item 9.   Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure                   42


PART III
    Item 10.  Directors and Executive Officers of the
               Registrant                                            42
    Item 11.  Executive Compensation                                 42
    Item 12.  Security Ownership of Certain
               Beneficial Owners and Management                      42
    Item 13.  Certain Relationships and Related
               Transactions                                          42


PART IV
    Item 14.  Exhibits, Financial Statement Schedules
               and Reports on Form 8-K                               42


SIGNATURES                                                           43

                             WILLIAMS CONTROLS, INC.

                                   Form 10-K

                                    PART I

                             CAUTIONARY STATEMENT

     This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1985. Forward-looking statements include, without limitation, those statements relating to development of new products, the financial condition of the Company, the ability to increase distribution of the Company's products, integration of businesses the Company acquires, disposition of any current businesses of the Company, including its Kenco division. These forward-looking statements are subject to the business and economic risks faced by the Company. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of the factors described above and other factors described elsewhere in this report.

ITEM 1. DESCRIPTION OF BUSINESS (DOLLARS IN THOUSANDS)

Williams Controls, Inc., including its wholly-owned subsidiaries, Williams Controls Industries, Inc. ("Williams"); Aptek Williams, Inc. ("Aptek"); Premier Plastic Technologies, Inc. ("PPT"); Williams Automotive, Inc.; GeoFocus, Inc. ("GeoFocus"); NESC Williams, Inc. ("NESC"); Williams Technologies, Inc. ("Technologies"); Williams World Trade, Inc. ("WWT"); Kenco/Williams, Inc. ("Kenco"); Techwood Williams, Inc. ("TWI"); Agrotec Williams, Inc. ("Agrotec") and its 80% owned subsidiaries Hardee Williams, Inc. ("Hardee") and Waccamaw Wheel Williams, Inc. ("Waccamaw") is hereinafter referred to as the "Company" or "Registrant."

GENERAL

The Company is a Delaware corporation formed in 1988. The Company's primary business segment was founded by Norman C. Williams in 1939 and acquired by the Company in 1988. The Company's operating subsidiaries, which are all Delaware corporations except GeoFocus, Inc. which is Florida corporation, are as follows:

WILLIAMS CONTROLS INDUSTRIES, INC.: Manufactures vehicle components sold primarily in the transportation industry.

APTEK WILLIAMS, INC.: Develops and produces sensors, microcircuits, cable assemblies and other electronic products for the telecommunications and the transportation industry, and conducts research and development activities to develop commercial applications of sensor related products for the subsidiaries of the Company.

PREMIER PLASTIC TECHNOLOGIES, INC.: Manufactures plastic components for the automotive industry and manufactures prototype and production molds using rapid prototyping processes.

NESC WILLIAMS, INC.: Installs conversion kits to allow vehicles to use compressed natural gas and provides natural gas well metering services.

WILLIAMS AUTOMOTIVE, INC.: Markets the Company's products to the automotive industry.

GEOFOCUS, INC.: Develops train tracking and cyber-farming systems using global positioning systems ("GPS") and geographical information systems ("GIS").

WILLIAMS TECHNOLOGIES, INC.: Supports all subsidiaries of the Company by providing research and development and developing strategic business relationships to promote "technology partnering."

WILLIAMS WORLD TRADE, INC.: Located in Kuala Lumpur, Malaysia, WWT manages foreign sourcing for all subsidiaries of the Company, affiliates and third party customers.

KENCO/WILLIAMS, INC.: Manufactures, assembles, packages and distributes truck and auto accessories for the aftermarket parts industries. Kenco is reported as a discontinued operation.

TECHWOOD WILLIAMS, INC.: Manufactured and distributed commercial wood chippers used in landscaping and farming. Techwood ceased manufacturing operations in fiscal 1997.

AGROTEC WILLIAMS, INC.: Manufactures spraying equipment for the professional lawn care, nursery and pest control industries.

HARDEE WILLIAMS, INC.: Manufactures equipment used in farming, highway and park maintenance.

WACCAMAW WHEEL WILLIAMS, INC.: Manufactures solid rubber tail wheels and other rubber products, used on agricultural equipment, from recycled truck and bus tires.

As discussed in note 12 to the Notes to Consolidated Financial Statements, the Company's operations are divided into four industry segments.

VEHICLE COMPONENTS - The Company's transportation component product lines include electronic throttle control systems ("ETC"), exhaust brakes and pneumatic and hydraulic controls. These products are used in applications which include trucks, utility and off-highway equipment, transit buses and underground mining machines. Markets for the Company's electronic throttle controls are developing in smaller classes of trucks and diesel powered pick up trucks. The Company believes that gasoline powered automobiles and pick up trucks may convert to ETC, although such conversion requires engine redesign by the automotive manufacturers which is presently ongoing. The Company estimates that it has over 65% market share of ETC for Class 7 & 8 trucks. The majority of these products are sold directly to original equipment manufacturers such as Freightliner, Navistar, Volvo, Izusu, Motor Coach Industries and Blue Bird Corporation. The Company also sells these products through a well-established network of independent distributors. The major competitors in one or more product lines include Allied Signal, Morris Controls and Furon.

AUTOMOTIVE ACCESSORIES - The automotive accessories product lines include bug and stone deflectors, running boards, side steps and bed mats for light trucks and sport-utility vehicles. These products are sold in the aftermarket to mass merchants and auto supply stores such as Kmart, WalMart, Pep Boys and Western Auto. The major competitors include Lund, Deflecta Shield, GT Styling and Auto Vent Shade. Automotive accessories is reported as a discontinued operation.

AGRICULTURAL EQUIPMENT - The agricultural equipment product lines include rotary cutters, discs, harrows and sprayers. These products are sold to independent equipment dealers located primarily in the Southeastern United States. The major competitors include Wood Brothers, Taylor Industries, Inc. and Alamo Group.

ELECTRICAL COMPONENTS AND GPS - The electrical components product line includes the design and production of microcircuits, cable assemblies and other electronic products used in telecommunication, computer and transportation industries. Major customers include Allied Signal, Raychem and Eaton Corp. Major competitors include CTS, AMP and Nethode. The GPS product line includes commuter railroad train tracking and agricultural cyber-farming using global positioning and geographic information systems. Major customers include Tri-Rail, Florida Department of Transportation and Via Tropical Fruit.

ACQUISITIONS AND DISPOSITIONS

Through fiscal 1996, the Company pursued an acquisition strategy to diversify its operations. During fiscal 1997, the Company discontinued its diversification acquisition strategy in order to focus its corporate and financial resources on opportunities emerging in the vehicle components and GPS train tracking markets and also for the development of commercial applications of sensor related products. The Company may consider additional acquisitions in the future that are strategically related to these opportunities.

On May 8, 1997, the Company signed a letter of intent to sell Kenco, which is the sole business in the automotive accessories segment. Accordingly, Kenco is reported as a discontinued operation. The letter of intent expired, and the Company did not renew it; however, the Company intends to continue working towards closing the sale of Kenco with the potential buyer, and may enter into preliminary discussions with possible alternative buyers. The Company anticipates that Kenco will be sold during the second quarter of fiscal 1998, but there is no assurance that the sale will occur. In the event that the sale does not occur, the Company will consider all strategic alternatives for reducing its' operating losses, including sale, merger, liquidation or abandonment. Based upon the current proposed terms of the sale, the purchaser will acquire certain assets, excluding the Kenco finished goods inventory and manufacturing and warehousing facility for $1,000 to $2,000 in cash, issue the Company certain equity securities in the new company, and assume liabilities for trade payables and other current liabilities. Under the proposed transaction, the Company will own and warehouse the Kenco finished goods inventory and sell such inventory to the purchaser during the nine months following the acquisition on 60-day payment terms. The purchaser will be obligated to purchase any unsold inventory at the end of the nine-month period.

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

MARKETING AND DISTRIBUTION

The Company sells its products to customers in diversified industries worldwide; however, approximately 77% of its sales from continuing operations are to customers in the vehicle component segment.

For the years ended September 30, 1997, 1996 and 1995, Freightliner accounted for 13%, 14% and 17% of net sales from continuing operations, respectively. Navistar and Volvo each accounted for 11% of net sales from continuing operations in fiscal 1997 and fiscal 1996 and 11% and 8%, respectively in fiscal 1995. Approximately 11%, 15% and 18% of net sales from continuing operations in fiscal 1997, 1996 and 1995, respectively, were to customers outside of the United States, primarily in Canada, and, to a lesser extent, in Europe and Australia. See note 13 of Notes to Consolidated Financial Statements.

The Company performs ongoing credit evaluations of its customers' financial condition and maintains allowances for potential credit losses. Actual losses and allowances have been within management's expectations.

EXISTING FUTURE SALES ORDERS

Future sales orders for the Company's products were approximately $11,700 at September 30, 1997, compared to $8,900 at September 30, 1996. These are orders for which customers have requested delivery at specified future dates. The Company has not experienced significant problems delivering products on a timely basis.

ENVIRONMENT

The Company's operations result in the production of small quantities of materials identified by the Environmental Protection Agency of the United States Government as "hazardous waste substances" which must be disposed of in accordance with applicable local, state and federal guidelines. Substantial liability may result to a company for failure, on the part of itself or its contractors, to dispose of hazardous wastes in accordance with the established guidelines, including potential liability for the clean up of sites affected by improper disposals. The Company uses its best efforts to ensure that its hazardous substances are disposed of in an environmentally sound manner and in accordance with these guidelines.

The Company has identified certain contaminants in the soil of its Portland, Oregon manufacturing facility, which the Company believes was disposed on the property by a previous property owner. The Company intends to seek indemnification from such party for the costs of permanent monitoring, or cleanup if required. The Company has retained an environmental consulting firm which is currently conducting tests to determine the extent of any contamination. The Company cannot estimate the costs of permanent monitoring or property cleanup at the present time. However, the Company believes that it can enforce available claims against the prior property owner for any costs of monitoring or cleanup.

GOVERNMENT REGULATION

The Company's vehicle component products must comply with the National Traffic and Motor Vehicle Safety Act of 1966, as amended, and regulations promulgated thereunder which are administered by the National Highway Traffic Safety Administration ("NHTSA"). If, after an investigation, NHTSA finds that the Company is not in compliance with any of it's standards or regulations, among other things, it may require the Company to recall its products which are found not to be in compliance and repair or replace such products.

PRODUCT RESEARCH AND DEVELOPMENT

The Company's operating facilities engage in engineering, research and development and quality control activities to improve the performance, reliability and cost-effectiveness of the Company's product lines. The Company's engineering staff works closely with its customers in the design and development of new products and adapting products for new applications. During 1997, 1996 and 1995, the Company spent $1,849, $2,144 and $1,445 respectively, on these activities for continuing operations. The Company intends to increase its research and development expenditures in 1998 to design ETC products compatible with gasoline powered vehicles, develop commercial applications for inertia tilt, Hall effect, and optical sensor products, and further develop train tracking products.

PATENTS AND TRADEMARKS

The Company's product lines generally have strong name recognition in the markets which they serve. The Company has a number of product patents obtained over a period of years which expire at various times. The Company considers each patent to be of value and aggressively protects its rights against infringement throughout the world. The Company owns two patents (expiring in 2009) which it believes improved the marketability of the electronic product line of the heavy vehicle components segment. The Company does not consider that the loss or expiration of either patent would materially adversely affect the Company; however, competition in the electronic product line could increase without these patents. The Company owns numerous trademarks which are registered in many countries enabling the Company to market its products worldwide. These trademarks include "Williams," "Kenco" and "Hardee". The Company believes that in the aggregate, the rights under its patents and trademarks are generally important to its operations, but does not consider that any patent or trademark or group of them related to a specific process or product is of material importance in relation to the Company's total business except as described above.

RAW MATERIALS

The Company produces its products from raw materials, including brass, aluminum, steel, plastic, rubber and zinc, which currently are widely available at reasonable terms. The Company relies upon, and expects to continue to rely upon, CTS Corporation, Robertshaw and Caterpillar, Inc. as single source suppliers for critical components and/or products. Although these suppliers have been able to meet the Company's needs on a timely basis, and appear to be willing to continue being suppliers to the Company, there is no assurance that a disruption in a supplier's business, such as a strike, would not disrupt the supply of a component.

PRODUCT WARRANTY

The Company warrants its products to the first retail purchaser and subsequent owners against malfunctions occurring during the warranty period resulting from defects in material or workmanship, subject to specified limitations. The warranty on vehicle components is limited to a specified time period, mileage or hours of use, and varies by product and application. The Company has established a warranty reserve based upon its estimate of the future cost of warranty and related service costs. The Company regularly monitors its warranty reserve for adequacy in response to historical experience and other factors.

EMPLOYEES

The Company employs approximately 578 employees, including 129 union employees. The non-union employees of the Company are engaged in sales and marketing, accounting and administration, product research and development, production and quality control. The union employees are engaged in manufacturing vehicle components in the Portland, Oregon facility and are represented by the International Union, United Automobile Workers of America and Amalgamated Local 492 (the "Union"). The Company and the Union have a collective bargaining agreement that expires in September 2002, which provides for wages and benefits (including pension, death, disability, health care, unemployment, vacation and other benefits) and contains provisions governing other terms of employment, such as seniority, grievances, arbitration and union recognition. Management of the Company believes that its relationships with its employees and the Union are good.

ITEM 2. PROPERTIES

The following table outlines the principal manufacturing and other facilities owned by the Company, subject to mortgages on all facilities except Agrotec.

Entity    Facility Location             Type and Size of Facility
------    -----------------             -------------------------

Kenco     Middlebury, Indiana           Manufacturing and offices
                                        139,000 square feet

Hardee    Loris, South Carolina         Manufacturing and offices
                                        101,000 square feet

Aptek     Deerfield Beach, Florida      Manufacturing and offices
                                        48,000 square feet

Agrotec   Pendleton, North Carolina     Manufacturing and office
                                        43,000 square feet


The Company's manufacturing facilities are equipped with the machinery and equipment necessary to manufacture and assemble its products. Management believes that the facilities have been maintained adequately, and that the Company could increase its production output significantly at any of its facilities with minimal expansion of its present equipment and work force. In addition, the Company leases a 160,000 square foot manufacturing facility in Portland, Oregon.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to a vote of its security holders during the fourth quarter of the year ended September 30, 1997.

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

The range of high and low bid closing quotations for the Company's common stock for each fiscal quarter for the past two fiscal years is as follows:

                                                    1997
                                                    ----
           Quarter                          High            Low
           -------                         -----           -----
   October 1 - December 31                 $2.78           $1.97
   January 1 - March 31                     2.84            2.19
   April 1 - June 30                        2.59            1.94
   July 1 - September 30                    2.41            2.13


                                                    1996
                                                    ----
           Quarter                          High            Low
           -------                         -----           -----
   October 1 - December 31                 $3.41           $2.28
   January 1 - March 31                     3.03            2.38
   April 1 - June 30                        2.72            1.72
   July 1 - September 30                    2.75            1.44


The number of record holders of the Company's common stock as of December 31, 1997 was approximately 570. The Company has never paid a dividend with respect to its common stock and has no plans to pay a dividend in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA
(DOLLARS IN THOUSANDS - EXCEPT PER SHARE AMOUNTS)


Statement of Income Data:


Year ended September 30,                    1997       1996*      1995**    1994***     1993
------------------------                    ----       -----      ------    -------     ----
Net sales from continuing operations       $56,254    $51,279    $44,472    $29,954    $17,100
Earnings from continuing operations          1,135      2,363      4,971      3,520      1,167
Net earnings (loss)                         (2,037)      (561)     4,512      3,641      1,167
Earnings from continuing operations
per common share                           $   .06    $   .13    $   .29    $   .21    $   .08
Net earnings (loss) per common share       $  (.11)   $  (.03)   $   .26    $   .22    $   .14
Cash dividends per common share                  -          -          -          -          -


Balance Sheet Data

September 30,                               1997       1996*      1995**    1994***     1993
-------------                               ----       -----      ------    -------     ----
Current assets                             $26,134    $30,926    $25,788    $20,874    $10,623
Current liabilities                         10,006     29,600      7,881     10,012      7,527
Working capital                             16,128      1,326     17,907     10,862      3,096
Total assets                                51,376     53,049     47,182     32,159     20,006
Long-term liabilities                       24,072      4,726     20,244      9,699      5,690
Redeemable convertible preferred
stock, including unpaid dividends                -          -          -          -        413
Minority interest in consolidated
subsidiaries                                   463        713        764          -          -
Shareholders' equity                       $16,835    $18,010    $18,293    $12,448    $ 6,376


* 1996 data includes small acquisitions from Apri1 1996. Net sales, earnings from operations and total assets related to these acquisitions were not material. See note 16 to the Notes to Consolidated Financial Statements for information regarding these acquisitions.

** 1995 data includes acquisitions made in February, April and August. In 1996 net sales related to these acquisitions from date of purchase were $9,646; earnings from operations were $1,039. Total assets at September 30, 1996 related to these acquisitions were $16,072.

*** 1994 data includes small acquisitions from January 1994. Net sales, earnings from operations and total assets related to these acquisitions were not material. Represents only one full month of operations of Kenco.

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

     See "Cautionary Statement" contained at the beginning of this report.

     FINANCIAL POSITION AND CAPITAL RESOURCES
     FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of liquidity are borrowings under its credit facilities and funds generated from operations. At September 30, 1997, the Company's working capital improved to $16,128 compared to $1,326 at September 30, 1996 and the current ratio improved to 2.6 at September 30, 1997 compared to 1.0 at September 30, 1996. The improvement was primarily the result of the refinancing of the Company's bank debt and resulting classification of the loan as a long term obligation and also as a result of a sale/leaseback transaction. The Company generated cash flow from continuing operations of $2,117 for the year ended September 30, 1997 compared to $415 for the prior fiscal year. The Company's 1997 cash flow from continuing operations benefited from improved receivable and inventory management and a federal tax refund. The Company generated cash flow from discontinued operations of $1,577 for the year ended September 30, 1997, compared to cash used in discontinued operations of $3,660 for the prior fiscal year. Cash flow from discontinued operations improved because of lower accounts receivable and inventory resulting from lower sales levels. At September 30, 1997 accounts receivable decreased to $8,468, compared to $13,103 at September 30, 1996 primarily due to the reclassification of accounts receivable as net assets held for disposition and to decreased sales at the discontinued automotive accessories segment.

The Company anticipates that cash generated from operations and borrowings will be sufficient to satisfy working capital and capital expenditure requirements for current operations, but the Company will require additional financing to fund certain research and development projects, an additional investment in Ajay and new equipment purchases for and moving of the PPT facility. The Company intends to raise additional capital through the sale of Kenco, a possible sale/leaseback of a manufacturing facility and a private placement or public offering of common or preferred stock. The proceeds of the sale of Kenco are expected to be approximately $1,000 to $2,000 plus the assumption of certain liabilities and a retained equity investment in the acquiring company. In addition, the sale of Kenco inventory during the six months following the sale are expected to generate an additional $3,000 to $4,000 of cash. The proceeds from the sale of Kenco, if completed, will be used to repay bank debt of approximately $1,800. Any excess proceeds will be used towards payment of the $2,340 bridge loan provided to Ajay by the previous lender. The Company is in discussions with investment bankers about a possible institutional private placement of equity or equity linked securities and is in discussion with real estate investment trusts about the possible sale/leaseback of the Aptek manufacturing and research facility in Deerfield Beach, Florida. There is no assurance that the Company can raise new capital on terms acceptable to the Company or sell the Aptek facility.

In April 1997 the Company sold its Portland, Oregon manufacturing facility in a sale-leaseback transaction for $4,524. The Company may be required to repurchase the property in April 1998 if it cannot cure possible environmental problems at the sold property and may be required to finance $3,200 of the purchaser's price if the purchaser cannot obtain permanent financing from a lender who would accept the environmental condition of the property. The purchaser informed the Company that it has entered into a purchase and sale agreement with a third party who will purchase the property without any contingent repurchase obligation subject to the third party's due diligence. The Company has the right of first refusal to repurchase the building during the first year if the purchaser attempts to sell the property to a third party. The acquisition agreement with the company which owned the building prior to the Company contains provision for indemnification by the seller of any environmental cleanup costs after the subsidiary spends $25 towards such cleanup. The Company intends to seek indemnification from the prior property owner for permanent monitoring or cleanup costs, if any.

On July 11, 1997, the Company and Ajay refinanced their bank debt with a bank under a $34,088 three-year revolving credit and term loan agreement. Accordingly, the Company has reported bank debt as a long-term liability as of September 30, 1997. At the date of the Loan closing, the Company borrowed a total of $17,141 which was comprised of $9,619 of borrowings under the $26,000 revolving loan facility (the "Revolver"), $2,658 under a real estate term loan ("Real Estate Loan"), $3,864 under a machinery and equipment loan ("Term Loan I"), and $1,000 under a term loan ("Term Loan II"). The Company had $488 of loan availability under the revolving loan as of September 30, 1997.

The Company had guaranteed the debt of Ajay to the previous lender. The previous lender provided Ajay $2,340 of bridge financing and the Company provided Ajay $2,268 at Loan closing to repay the previous loan in full. The expected sources of repayment for the bridge loan are primarily derived from expected financial transactions of the Company. Therefore, it is likely that Ajay will need to borrow additional funds from the Company in the future to repay the bridge loan to the extent that the bridge loan is repaid with Company funds. These loans were necessary because the Company was prohibited from down-streaming funds to Ajay while the previous loan was in default. The Company has also agreed to purchase approximately $1,000 of notes payable by Ajay to affiliated parties which had provided loans to Ajay to help Ajay finance operations during the financial restructuring; such notes payable have not yet been purchased.

The Company and Ajay have agreed to a plan (the "Ajay Recapitalization") whereby Ajay plans to obtain permanent bank financing independent of the Company's loan which, management of Ajay has informed the Company, when combined with a final investment by the Company, would result in adequate working capital and eliminate any requirements for further advances or guarantees from the Company. Ajay management has informed the Company it has signed a proposal letter with a lender for an asset based loan, which Ajay management has informed the Company that it believes that based on expected loan advance rates would result in an approximately $2,000 shortfall of its projected working capital needs. The Company intends to invest up to $2,000 to provide Ajay adequate working capital, of which approximately $1,000 would be required no later than February 1998. If Ajay successfully completes its bank financing, the Company has also proposed to exchange up to $4,000 of loans and advances into convertible voting preferred stock which Ajay management has informed the Company that it believes would allow Ajay to meet the minimum net worth criteria for continued listing on the NASDAQ. The preferred stock would pay a dividend rate of 9% and would be convertible into up to 12,000,000 shares of Ajay common stock. As presently proposed, the dividend rate would increase two percentage points each in the year 2002 and 2003 if Ajay does not achieve pre-tax earnings of at least $500 in the two consecutive years prior to 2002 and 2003.

In addition to the financing needs for the investment in Ajay and the moving costs and new equipment purchases for PPT, the Company intends to accelerate funding of certain research and development projects by establishing a new product development center in its Deerfield Beach, Florida facility. These projects will include development of new ETC products for advance vehicle platforms, development of new electronic sensors and controls for vehicle applications, development of industrial applications for certain existing sensor products and development of GPS based train tracking systems.

RECENT FASB PRONOUNCEMENTS - The Financial Accounting Standards Board ("FASB") recently issued SFAS No. 128, "Earnings Per Share", which is effective for fiscal years ending after December 15, 1997. This statement replaces the presentation of primary earnings per share ("EPS") with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires reconciliation of the numerator and denominator of the basic EPS computations to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared the earnings of the entity. Diluted EPS is computed similar to fully diluted EPS. SFAS No. 128 requires restatement of all EPS data that was presented in previously filed reports. Management believes that implementation of SFAS No. 128 will not have a material effect on earnings per share.

The FASB also recently issued SFAS No.'s 130 and 131, "Reporting Comprehensive Income" and "Disclosures about Segments of an Enterprise and Related Information," respectively, Both of these statements are effective for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes requirements for disclosure of comprehensive income which includes certain items previously not included in the statement of income including minimum pension liability adjustments and foreign currency translation adjustments, among others. Reclassification of earlier financial statements for comparative purposes is required. SFAS No. 131 revises existing standards for reporting information about operating segments and requires the reporting of selected information in interim financial reports. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. Management believes that implementation of SFAS No. 130 and No. 131 will not materially affect the Company's financial statements.

RESULTS OF OPERATIONS

YEAR ENDED SEPTEMBER 30, 1997
COMPARED TO SEPTEMBER 30, 1996

OVERVIEW

Net sales from continuing operations increased 10% to $56,254 in fiscal 1997 from $51,279 in fiscal 1996 due to higher unit sales volumes in the Company's vehicle component segment, which was partially offset by declining unit sales volumes in the agricultural equipment and electrical components and GPS segments.

Earnings from continuing operations decreased 24% to $4,272 in fiscal 1997 from $5,594 in fiscal 1996 due to increases in unit sales volumes in the Company's vehicle component segment, which was offset by declining unit sales volumes in the agricultural equipment and electrical components and GPS segments.

Net losses increased to $2,037 in fiscal 1997 from $561 in the prior fiscal year due to increased losses in the Company's discontinued automotive accessories segment and higher losses in the agricultural equipment and electrical components and GPS segments. Net losses in these segments were partially offset by increased profitability in the vehicle components segment.

NET SALES

Net sales from continuing operations in the vehicle components segment increased 19% to $43,078 in fiscal 1997 over levels achieved in fiscal 1996 due to higher ETC unit sales volumes in the Class 7 and 8 truck OEM markets and increased sales of plastic parts and prototyping in the automotive manufacturing industry. Sales increases in the vehicle component segment were partially offset by decreases in sales of 15% and 9% in the Company's agricultural equipment and electrical component and GPS segments, respectively. Significant sales increases of GPS systems were offset by declines of electrical components in that segment. Sales declines in the agricultural equipment and electrical component and GPS segments are attributed to lower unit volumes associated with increased competition.

GROSS MARGIN

Gross margin from continuing operations decreased 6%, to $12,890 compared to $13,673 in fiscal 1996. Gross margins increased 10% in fiscal 1997 in the vehicle components segment due to higher unit sales volumes. Increases in this segment were offset by decreases of 92% in the Company's agricultural equipment segment and 17% in the electrical component and GPS segments. Decreased gross margins in these segments are attributed to lower unit sales volumes.

OPERATING EXPENSES

Operating expenses for continuing operations increased 7% during fiscal 1997 compared to amounts in fiscal 1996. Operating expenses as a percentage of net sales from continuing operations in fiscal 1997 decreased slightly to 15% from 16% in 1996. Operating expenses increased 3% in fiscal 1997 in the vehicle component segment to $4,326 and 26% in the electronic components and GPS segment compared to 1996 levels, while operating expenses in the agricultural equipment segment remained relatively stable. Increases in operating expenses were attributed to higher sales volumes of the Company's ETC and GPS products.

Research and development expenses for continuing operations decreased 14% to $1,849 during fiscal 1997 compared to amounts in fiscal 1996. As a percentage of net sales from continuing operations, research and development expenses decreased from 4% to 3%. Decreases in dollar amount were due to curtailments of research and development activities in all business segments during the Company's bank refinancing negotiations in fiscal 1997.

Selling expenses for continuing operations increased 20% to $2,913 in fiscal 1997 compared to 1996 levels. Selling expenses as a percentage of net sales from continuing operations, remained steady at 5% in fiscal 1997 and 1996. Selling expenses increased due to increased sales volumes in the vehicle components segment and additional sales and marketing activities in the electrical components and GPS and agricultural equipment segments.

General and administrative expenses for continuing operations increased 10% in fiscal 1997 to $3,856 compared to fiscal 1996 amounts. General and administrative expenses remained stable at 7% of net sales from continuing operations in fiscal 1997 and 1996.
Increases in dollar amount at the electrical components and GPS and vehicle component segments in fiscal 1997 were attributed to additional management personnel required for future growth activities.

EARNINGS FROM CONTINUING OPERATIONS

Earnings from continuing operations decreased 24% to $4,272 in fiscal 1997 from $5,594 in fiscal 1996 due to increased operating losses in the agricultural equipment and electrical components and GPS business segments.

OTHER EXPENSES

Other expenses increased 25% to $2,232 in fiscal 1997 from $1,782 in fiscal 1996. Increases were attributed to increased interest rates associated with the Company's borrowing activities and new loan agreements and increased equity interest losses in affiliate (AJAY Sports, Inc.).

DISCONTINUED OPERATIONS

Net losses from the discontinued automotive accessories segment were $3,172 net of tax benefits of $2,121 for fiscal 1997, compared to $2,924 net of tax benefits of $1,885 in fiscal 1996. The fiscal 1997 net loss includes operations through the measurement date of May 8, 1997. All losses incurred after the measurement date are reported as losses on disposal of discontinued operations. The 1996 losses include a pre-tax operating restructuring charge of $2,250.

Net sales from the discontinued segment declined $7,375, or 47%, in fiscal 1997 to $8,666 from $16,043 in fiscal 1996. The decline in automotive accessory sales were due to lower unit sales and lower prices resulting from strong downward prices pressure generated by competitors who are more vertically integrated and have lower cost structures than the Company's automotive accessories segment.

The estimated loss on disposal of the business of $1,965 consists of $1,171 of estimated future operating losses net of tax benefits of $781 and $794 of operating losses incurred since the measurement date net of tax benefits of $530. The $794 of operating losses since the measurement date includes $489 of charges that are primarily for inventory reserves. The Company has elected to include interest costs in its estimated loss on disposal based upon the expected debt reduction from the $5,000 of cash proceeds and the current rate of interest.

RESULTS OF OPERATIONS

YEAR ENDED SEPTEMBER 30, 1996
COMPARED TO SEPTEMBER 30, 1995

SALES

Sales for the year ended September 30, 1996 increased 15% to $51,279 compared to $44,472 for the prior year. Sales of vehicle components, agricultural equipment, and electrical components accounted for 70%, 22% and 8% as a percent of total sales for the year ended September 30, 1996 compared to 78%, 15% and 7% for the prior year. Vehicle component sales were $36,141 for the year ended September 30, 1996 compared to $34,826 for the prior year, an increase of 4%. Agricultural equipment sales were $11,026 for the year ended September 30, 1996 compared to $6,783 for the prior year, an increase of 63%. Sales of electrical components were $4,112 for the year ended September 30, 1996 compared to $2,863 for the prior year, an increase of 44%. Agricultural equipment and electrical components sales were the result of acquisitions completed in February 1995 and April 1995.

Vehicle component sales were relatively flat for the year as retail sales of Class 8 trucks, the primary market for the Company's electronic throttle product line, declined over 20% compared to the prior year. Historically, the Class 8 truck market has been cyclical with annual production ranging from approximately 100,000 to 200,000 units. In calendar year 1995, Class 8 truck production was over 200,000 units which capped five years of increased annual production. In calendar 1996, Class 8 truck production declined to an estimated 160,000 units. The decrease in the Class 8 truck market has been offset by an increase in sales to the midrange truck market which continues to introduce electronic throttles to new truck models as this technology becomes more acceptable to this market segment. The Company anticipates this trend to continue for approximately 12 to 18 months.

Agricultural equipment and electrical component sales are the results of acquisitions in 1995 and, therefore, comparison of 1996 to 1995 is not meaningful. The agricultural equipment segment has increased sales by integrating small product line acquisitions into its primary dealer network. Sales in the electrical component segment were lower than expected for the year due to loss of two primary customers.

EARNINGS FROM OPERATIONS

Earnings from operations for the year ended September 30, 1996 were $5,594 compared to $9,498 for the prior year, a decrease of 41%. Earnings from continuing operations as a percentage of sales for the year ended September 30, 1996 were 11% compared to 21% for the prior year. The decrease in earnings from continuing operations is due to a combination of lower gross margins and increased operating expenses.

Gross margin as a percentage of sales for the year ended September 30, 1996 was 27% compared to 33% for the prior year. The decrease in gross margin results from a larger percentage of the Company's operations being in business segments with lower gross margins primarily as a result of acquisitions. Margins decreased in the agricultural equipment segment due to increased cost incurred to improve product quality and because of an unprofitable product line which was discontinued in fiscal 1996. Operating expenses for the year ended September 30, 1996 were $8,079 or 16% of sales compared to $5,178 or 12 % of sales for the same period in the prior year. The increased operating expenses are due primarily to costs associated with companies acquired in the agricultural equipment and electrical components segments.

Earnings from operations of the vehicle component segment decreased 19% for the year ended September 30, 1996 compared to the prior year. The decrease in earnings from operations in this segment is due to the shift in product mix to products used in midrange truck applications which typically have lower margins than heavy-duty truck applications. In addition, due to the downturn in the Class 8 truck market segment, the Company's customers are faced with increased price pressure to compete in this cyclical market. Therefore, the Company is working with its customers to maintain or reduce selling prices while absorbing the increased cost of raw materials.

The discontinued automotive accessories segment had losses from operations of $2,924 for the year ended September 30, 1996 compared to losses from operations of $459 for the prior year. The primary reason for the increased loss is due to a one-time restructuring charge of $2,250 recognized during the third quarter.

The electrical components and GPS segment had losses from operations of $659 for the year ended September 30, 1996 compared to earnings from operations of $182 for the prior year. The loss from operations was due primarily to the loss of two of its major customers in the telecommunication industry. The electrical and GPS components segment was added through an acquisition completed in April of 1995. The electrical components segment continues to focus on product development efforts to enhance future sales opportunities.

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

OTHER EXPENSES

Interest expense included in continuing operations for the year ended September 30, 1996 was $1,607 compared to $1,674 for the year ended September 30, 1995. Interest expense included in discontinued operations for the year ended September 30, 1996 and 1995 was $456. Interest income, affiliate relates to a loan provided to Ajay which was repaid in July of 1995.

NET EARNINGS (LOSS)

The net loss for the year ended September 30, 1996 was $561 or $.03 per share compared to net earnings of $4,512 or $.26 per share for the prior year.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                           WILLIAMS CONTROLS, INC.
                Index to Consolidated Financial Statements


                                                                        PAGE

Consolidated Balance Sheet at September 30, 1997 and 1996                 17

Consolidated Statement of Shareholders' Equity for the
years ended September 30, 1997, 1996 and 1995                             18

Consolidated Statement of Operations for the
years ended September 30, 1997, 1996 and 1995                             19

Consolidated Statement of Cash Flows for the
years ended September 30, 1997, 1996 and 1995                             20

Notes to Consolidated Financial Statements                             21-40

Independent Auditors' Report                                              41

See page 44 for Index to Schedules and page 47 for Index to Exhibits.

                           WILLIAMS CONTROLS INC.
                         CONSOLIDATED BALANCE SHEET
        (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)


                                                                     September 30,  September 30,
                                                                         1997           1996
                                                                     -------------  -------------
ASSETS
Current Assets:
  Cash and cash equivalents                                            $   700        $ 1,379
  Trade and other accounts receivable, less allowance of $185 and
   $1,250 in 1997 and 1996, respectively                                 8,468         13,103
  Inventories                                                           14,517         15,288
  Prepaid expenses and other                                             1,811          1,156
  Net assets held for disposition                                          638              -
                                                                       -------        -------
    Total current assets                                                26,134         30,926

Investment in affiliate                                                    559            943
Property plant and equipment, net                                       18,080         19,801
Receivables from affiliate                                               3,645              -
Net assets held for disposition                                          1,610              -
Other assets                                                             1,348          1,379
                                                                       -------        -------
    Total assets                                                       $51,376        $53,049
                                                                       -------        -------
                                                                       -------        -------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                                     $ 5,070        $ 5,895
  Accrued expenses                                                       3,008          2,493
  Current portion of long-term debt and capital leases                   1,428            212
  Estimated loss on disposal                                               500              -
  Revolving line of credit                                                   -         21,000
                                                                       -------        -------
    Total current liabilities                                           10,006         29,600

Long-term debt and capital lease obligations                            22,857          2,782
Other liabilities                                                        1,215          1,944

Commitments and contingencies                                                -              -

Minority interest in consolidated subsidiaries                             463            713

Shareholders' equity:
  Preferred stock ($.01 par value, 50,000,000 authorized)                    -              -
  Common stock ($.01 par value, 50,000,000 authorized;
   17,912,240 and 17,869,987 issued at September 30,
   1997 and 1996, respectively)                                            179            179
  Additional paid-in capital                                             9,822          9,671
  Retained earnings                                                      7,402          9,439
  Unearned ESOP shares                                                    (191)          (511)
  Treasury stock (130,200 and 195,200 shares at
   September 30, 1997 and 1996, respectively)                             (377)          (540)
  Pension liability adjustment                                               -           (228)
                                                                       -------        -------
    Total shareholders' equity                                          16,835         18,010
                                                                       -------        -------
      Total liabilities and shareholders' equity                       $51,376        $53,049
                                                                       -------        -------
                                                                       -------        -------


       The accompanying notes are an integral part of these statements.

                           WILLIAMS CONTROLS, INC.
               CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                           (DOLLARS IN THOUSANDS)


                                              Issued
                                           Common stock                                          Pension
                                        -----------------    Additional   Retained    Unearned  Liability  Treasury  Shareholders'
                                         Shares    Amount Paid in Capital Earnings  ESOP Shares Adjustment  Shares      Equity
                                        --------   ------ --------------- --------  ----------- ---------- --------  -------------

Balance, September 30, 1994             16,676,181  $167     $ 7,066       $5,488     $    -      $ (273)   $    -     $ 12,448

Net earnings                                     -     -           -        4,512          -           -         -        4,512
Common stock issued pursuant to
 acquisitions                              588,806     6       1,957            -          -           -         -        1,963
Unearned ESOP shares                             -     -           -            -       (630)          -         -         (630)
                                        ----------  ----     -------       ------     ------      ------    ------     --------
Balance, September 30, 1995             17,264,987   173       9,023       10,000       (630)       (273)        -       18,293


Net loss                                         -     -           -         (561)         -           -         -         (561)
Issuance of shares upon exercise
 of stock options and warrants             455,000     4         231            -          -           -         -          235
Common stock issued pursuant to
 acquisitions                              150,000     2         288            -          -           -         -          290
Reduction of unallocated ESOP shares             -     -         129            -        119           -         -          248
Change in pension liability adjustment           -     -           -            -          -          45         -           45
Cost of treasury shares acquired                 -     -           -            -          -           -      (540)        (540)
                                        ----------  ----     -------       ------     ------      ------    ------     --------
Balance, September 30, 1996             17,869,987   179       9,671        9,439       (511)       (228)     (540)      18,010


Net loss                                         -     -           -       (2,037)         -           -         -       (2,037)
Issuance of contingent shares
 for acquisition                            42,253     -         106                                                        106
Treasury stock issued for acquisition
 services                                        -     -           -            -          -           -       163          163
Reduction of unallocated ESOP shares             -     -          45                     320                                365
Change in pension liability adjustment           -     -           -            -          -         228         -          228
                                        ----------  ----     -------       ------     ------      ------    ------     --------
Balance, September 30, 1997             17,912,240  $179     $ 9,822       $7,402     $ (191)     $    -    $ (377)    $ 16,835
                                        ----------  ----     -------       ------     ------      ------    ------     --------
                                        ----------  ----     -------       ------     ------      ------    ------     --------


       The accompanying notes are an integral part of these statements.

                             WILLIAMS CONTROLS, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
         (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)


                                                                                  For the year ended September 30
                                                                          1997               1996                  1995
                                                                      ------------        ------------           -------
Sales                                                                $    56,254         $    51,279         $    44,472
Cost of sales                                                             43,364              37,606              29,796
                                                                      --------------------------------------------------
Gross margin                                                              12,890              13,673              14,676

Operating expenses:
 Research and development                                                  1,849               2,144               1,445
 Selling                                                                   2,913               2,421               1,384
 Administration                                                            3,856               3,514               2,349
                                                                      --------------------------------------------------
  Total operating expenses                                                 8,618               8,079               5,178
                                                                      --------------------------------------------------

Earnings from continuing operations                                        4,272               5,594               9,498
Other (income) expenses:
 Interest expense                                                          1,848               1,607               1,674
 Interest income, affiliate                                                    -                   -                (601)
 Equity interest in loss of affiliate                                        384                 175                 282
                                                                      --------------------------------------------------
   Total other expenses                                                    2,232               1,782               1,355
                                                                      --------------------------------------------------

Earnings from continuing operations before income tax expense              2,040               3,812               8,143
Income tax expense                                                         1,155               1,505               3,108
                                                                      --------------------------------------------------
Earnings from continuing operations before minority interest                 885               2,307               5,035
Minority interest in net (earnings) loss of consolidated subsidiaries        250                  56                 (64)
                                                                      --------------------------------------------------

Earnings from continuing operations                                        1,135               2,363               4,971

Discontinued operations:
 Loss from operations of automotive accessories segment                   (1,207)             (2,924)               (459)
 Loss on disposal of automotive accessories segment, including
  provision of $1,171 for operating losses during phase-out period        (1,965)                  -                   -
                                                                      --------------------------------------------------
 Loss from discontinued operations                                        (3,172)             (2,924)               (459)
                                                                      --------------------------------------------------

Net earnings (loss)                                                  $    (2,037)        $      (561)        $     4,512
                                                                      --------------------------------------------------
                                                                      --------------------------------------------------

Earnings per common share from continuing operations                 $      0.06         $      0.13         $      0.29
Loss per common share from discontinued operations                         (0.17)              (0.16)              (0.03)
                                                                      --------------------------------------------------
Net earnings (loss) per common share                                 $     (0.11)        $     (0.03)        $      0.26
                                                                      --------------------------------------------------
                                                                      --------------------------------------------------

Weighted average shares used in per share calculation                 18,200,000          17,800,000          17,600,000
                                                                      --------------------------------------------------
                                                                      --------------------------------------------------


The accompanying notes are an integral part of these statements.

                             WILLIAMS CONTROLS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)


                                                                               For the year ended September 30,
                                                                                1997        1996         1995
                                                                            ----------    ---------   ----------
Cash flows from operating activities:
 Net income (loss)                                                          $  (2,037)    $  (561)    $  4,512
Adjustments to reconcile net income (loss) to net
 cash from continuing operations:
 Loss from discontinued operations                                              3,172       2,924          459
 Depreciation and amortization                                                  1,375       1,899        1,382
 Minority interest in earnings (loss) in consolidated subsidiaries               (250)        (56)          64
 Equity interest in loss of affiliate                                             384         175          282
 Deferred income taxes                                                         (1,368)       (491)         167
Changes in working capital of continuing operations, net of acquisitions:
 Receivables                                                                     (108)        349         (846)
 Inventories                                                                      771      (2,401)      (1,068)
 Accounts payable and accrued expenses                                            258        (310)        (449)
 Other                                                                            (80)     (1,113)         253
                                                                             ---------------------------------
 Net cash provided by operating activities of continuing operations             2,117         415        4,756

Cash flows from investing activities:
 Repayments from (loans to) an affiliate                                       (3,645)          -        4,913
 Payments for acquisitions                                                          -      (1,220)      (6,766)
 Payments for property, plant and equipment                                      (811)     (1,237)      (1,147)
                                                                             ---------------------------------
Net cash used for investing activities of continuing operations                (4,456)     (2,457)      (3,000)

Cash flows from financing activities:
 Proceeds from long-term debt and capital lease obligations                    16,809       6,000     15,000
 Repayments of long-term debt and capital lease obligations                   (21,000)       (267)      (8,564)
 Proceeds from sale/leaseback transaction                                       4,274           -         -
 Proceeds from issuance of common stock                                             -         235         -
 Repurchase of common stock                                                         -        (540)         -
 Net repayments under lines of credit                                               -           -       (3,187)
 Payment of debt issuance costs                                                     -           -         (364)
                                                                             ---------------------------------
Net cash provided by financing activities of continuing operations                 83       5,428        2,885

Net cash provided by (used in) discontinued operations                          1,577      (3,660)      (3,230)

Net increase (decrease) in cash and cash equivalents                             (679)       (274)       1,411

Cash and cash equivalents at beginning of period                                1,379       1,653          242
                                                                             ---------------------------------
 Cash and cash equivalents at end of period                                    $  700    $  1,379     $  1,653
                                                                             ---------------------------------
                                                                             ---------------------------------

Supplemental disclosure of cash flow information:
                                                                             ---------------------------------
                                                                             ---------------------------------
 Interest paid                                                               $  2,275    $  1,800     $  2,400
 Income taxes paid, net of refund                                            $   (424)   $  1,200     $  2,600
                                                                             ---------------------------------
                                                                             ---------------------------------


The non-cash activity related to the Company's investing activity is described in note 4, and non-cash activity related to the Company's acquisitions is described in note 16.

      The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 1997, 1996, 1995
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

     NOTE 1. SUMMARY OF OPERATIONS

     Williams Controls, Inc, including its wholly-owned subsidiaries, Williams Controls Industries, Inc. ("Williams"); Aptek Williams, Inc. ("Aptek"); Premier Plastic Technologies, Inc. ("PPT"); Williams Automotive, Inc.; GeoFocus, Inc. ("GeoFocus"); NESC Williams, Inc. ("NESC"); Williams Technologies, Inc. ("Technologies"); Williams World Trade, Inc. ("WWT"); Kenco/Williams, Inc. ("Kenco"); Techwood Williams, Inc. ("TWI"); Agrotec Williams, Inc. ("Agrotec") and its 80% owned subsidiaries Hardee Williams, Inc. ("Hardee") and Waccamaw Wheel Williams, Inc. ("Waccamaw") is herein referred to as the "Company" or "Registrant". The subsidiaries are detailed as follows:

     VEHICLE COMPONENTS

     Williams Controls Industries, Inc.: Manufactures vehicle components sold primarily in the transportation industry.

     PREMIER PLASTIC TECHNOLOGIES, INC.: Manufactures plastic components for the automotive industry and manufactures prototype and production molds using rapid prototyping processes.

     NESC WILLIAMS, INC.: Installs conversion kits to allow vehicles to use compressed natural gas and provides natural gas well metering services.

     WILLIAMS AUTOMOTIVE, INC.: Markets the Company's products to the automotive industry.

     ELECTRICAL COMPONENTS AND GPS

     APTEK WILLIAMS, INC.: Develops and produces microcircuits, cable assemblies and other electronic products for the telecommunications and the transportation industry, and conducts research and development activities to develop commercial applications of sensor related products for the subsidiaries of the Company.

     GEOFOCUS, INC.: Develops train tracking and cyber-farming systems using global positioning systems ("GPS") and geographical information systems ("GIS").

     AGRICULTURAL EQUIPMENT

     AGROTEC WILLIAMS, INC.: Manufactures spraying equipment for the professional lawn care and nursery and pest control industries.

     HARDEE WILLIAMS, INC.: Manufactures equipment used in farming, highway and park maintenance.

     WACCAMAW WHEEL WILLIAMS, INC.: Manufactures solid rubber tail wheels and other rubber products, used on agricultural equipment, from recycled truck and bus tires.

     TECHWOOD WILLIAMS, INC.: Manufactured and distributed commercial wood chippers used in landscaping and farming. Techwood ceased manufacturing operations in fiscal 1997.

     AUTOMOTIVE ACCESSORIES

     KENCO/WILLIAMS, INC.: Manufactures, assembles, packages and distributes truck and auto accessories for the aftermarket parts industries. Kenco is reported as a discontinued operation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 1997, 1996, 1995
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

     OTHER SUBSIDIARIES

     WILLIAMS TECHNOLOGIES, INC.: Supports all subsidiaries of the Company by providing research and development and developing strategic business relationships to promote "technology partnering."

     WILLIAMS WORLD TRADE, INC.: Located in Kuala Lumpur, Malaysia, WWT manages foreign sourcing for subsidiaries of the Company, affiliates and third party customers.

     NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include all of the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

     CASH AND CASH EQUIVALENTS - All short-term highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents.

     INVENTORIES - Inventories are valued at the lower of cost (first-in, first-out) or market.

     PROPERTY, PLANT AND EQUIPMENT - Land, buildings, equipment and improvements to existing facilities are recorded at cost. Maintenance and repairs are expensed as incurred. Depreciation has been computed using the straight-line method over the estimated useful lives of property and equipment as follows: buildings 31.5 years, furniture, machinery and equipment 3 to 12 years. Capitalized leases are amortized using the same method over the shorter of the estimated useful lives or the lease term.

     GOODWILL - The excess of cost over net assets of acquired companies is being amortized using the straight-line method over periods not exceeding 40 years. At each balance sheet date, management assesses whether there has been an impairment in the carrying value of cost in excess of net assets of businesses acquired, primarily by comparing current and projected sales, operating income and annual cash flows, on an undiscounted basis, with the related annual amortization expenses as well as considering the equity of such companies.

     CONCENTRATION OF RISK - The Company invests a portion of its excess cash in debt instruments of financial institutions with strong credit ratings and has established guidelines relative to diversification and maturities that maintain safety and liquidity. The Company has not experienced any losses on its cash equivalents.

     The Company sells its products to customers in diversified industries worldwide; however, approximately 77% of its sales from continuing operations are to customers in the vehicle component segment.

     For the years ended September 30, 1997, 1996 and 1995, Freightliner accounted for 13%, 14% and 17% of net sales from continuing operations, respectively. Navistar and Volvo each accounted for 11% of net sales from continuing operations in fiscal 1997 and fiscal 1996 and 11% and 8%, respectively in fiscal 1995. Approximately 11%, 15% and 18% of net sales from continuing operations in fiscal 1997, 1996 and 1995 respectively were to customers outside of the United States, primarily in Canada, and, to a lesser extent, in Europe and Australia. See note 13 of Notes to Consolidated Financial Statements.

     The Company performs ongoing credit evaluations of its customers' financial condition and maintains allowances for potential credit losses. In the opinion of management, actual losses and allowances have been within its expectations.

     DEBT ISSUANCE COSTS - Costs incurred in the issuance of debt financing are amortized over the term of the debt agreement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 1997, 1996, 1995
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

     PRODUCT WARRANTY - The Company provides a warranty covering defects arising from products sold. The warranty is limited to a specified time period, mileage or hours of use, and varies by product and application. The Company has provided a reserve, which in the opinion of management, is adequate to cover such warranty costs. Actual product warranty costs have not differed materially from accrued estimated amounts.

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

     POST-RETIREMENT BENEFITS - Statement of Financial Accounting Standards ("SFAS") No. 106, "Employers' Accounting for Post Retirement Benefits Other than Pensions" requires the Company to accrue retiree insurance benefits over the period in which employees become eligible for such benefits. The Company implemented SFAS No. 106 by amortizing the transition obligation over twenty years.

     EARNINGS PER SHARE - Earnings per share are computed on the basis of the weighted average number of shares outstanding plus the common stock equivalents which would arise from the exercise of stock options and warrants. Primary and fully diluted earnings per share are the same for 1997, 1996 and 1995.

     RECLASSIFICATIONS - Certain amounts previously reported in the 1995 and 1996 financial statements have been reclassified to conform to 1997 financial statement classifications.

     FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying values of the Company's current assets and liabilities approximate fair values primarily because of the short maturity of these instruments. The fair values of the Company's long-term debt approximated its carrying values based on borrowing rates currently available to the Company for loans with similar terms. The fair value of receivables from an affiliate is not practicable to estimate due to the indefinite payment terms and due to the related party nature of the underlying transaction.

     STOCK-BASED COMPENSATION - SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") allows companies to choose whether to account for stock-based compensation on a fair value method, or to continue accounting for such compensation under the method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). The Company has chosen to continue to account for stock-based compensation using APB 25 (see Note 9). If the accounting provisions of SFAS 123 had been adopted, the effect on net income would have been immaterial.

     RECENT FASB PRONOUNCEMENTS - The Financial Accounting Standards Board ("FASB") recently issued SFAS No. 128, "Earnings Per Share", which is effective for fiscal years ending after December 15, 1997. This statement replaces the presentation of primary earnings per share ("EPS") with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires reconciliation of the numerator and denominator of the basic EPS computations to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared the earnings of the entity. Diluted EPS is computed similar to fully diluted EPS. SFAS No. 128 requires restatement of all EPS data that was presented in previously filed reports. Management believes that implementation of SFAS No. 128 will not have a material effect on earnings per share.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 1997, 1996, 1995
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

     The FASB also recently issued SFAS No.'s 130 and 131, "Reporting Comprehensive Income" and "Disclosures about Segments of an Enterprise and Related Information," respectively, Both of these statements are effective for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes requirements for disclosure of comprehensive income which includes certain items previously not included in the statement of income including minimum pension liability adjustments and foreign currency translation adjustments, among others. Reclassification of earlier financial statements for comparative purposes is required. SFAS No. 131 revises existing standards for reporting information about operating segments and requires the reporting of selected information in interim financial reports. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. Management believes that implementation of SFAS No. 130 and No. 131 will not materially affect the Company's financial statements.

     USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made; however, actual results could differ materially from these estimates.

     NOTE 3. INVENTORIES

     Inventories consisted of the following:
                                               1997      1996
                                               ----      ----

              Raw material                   $ 5,305   $ 7,243
              Work in process                  2,035     1,349
              Finished goods                   7,177     6,696
                                             -------   -------
                                             $14,517   $15,288
                                             -------   -------
                                             -------   -------
     Finished goods include component parts and finished product ready for shipment.

     NOTE 4. INVESTMENT IN AND RECEIVABLES FROM AFFILIATE

     Prior to July 1995, the Company had a loan receivable from Ajay Sports, Inc. and its subsidiaries ("Ajay"). In October 1994, the Company exercised options to acquire 4,117,647 shares of Ajay common stock through a reduction in the loan receivable. At September 30, 1997, the Company owns 4,117,647 shares of Ajay common stock, which represents approximately 18% of Ajay's outstanding common stock. Ajay manufactures and distributes golf accessories primarily to retailers throughout the United States. The investment in Ajay is recorded as an investment in affiliate in the Consolidated Balance Sheet net of the Company's equity interest in Ajay's losses since acquisition ($384, $175 and $282 for the years ended September 30, 1997, 1996 and 1995, respectively). The Company is required to account for the investment in Ajay on the equity method due to common ownership by the Chairman and President of the Company who is also the Chairman and President of Ajay.

     In addition, the Company had guaranteed Ajay's $13,500 credit facility and charged Ajay a fee of 1/2 of 1% per annum on the outstanding loan amount for providing this guaranty through July 11, 1997. At September 30, 1997, the Company also has manufacturing rights in certain Ajay facilities through 2002, under a joint venture agreement, and the Company has vested options to acquire 11,110,873 shares of Ajay common stock at prices ranging from $.34 to .50 per share.

     The Company had guaranteed Ajay's $13,500 credit facility to the previous lender ("Previous Lender") of which $12,051 was outstanding at July 11, 1997, the date which the previous loan was repaid with proceeds from a new combined loan for the Company and Ajay (the "Loan") with a new lender (the "Bank"). Ajay's loan availability at the date of the Loan closing was insufficient to repay the Previous Lender. The previous Lender provided Ajay $2,340 of bridge financing and the Company provided Ajay $2,268 at Loan closing to repay its previous loan in full. The expected sources of repayment for the bridge loan are primarily derived from expected financial transactions of the Company. Therefore, it is likely that Ajay will need to borrow additional funds from the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 1997, 1996, 1995
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

     Company in the future to repay the bridge loan to the extent that the bridge loan is repaid with Company funds. As a condition to the non-interest bearing loans made by the Company to Ajay, Ajay granted the Company a security interest in all of the assets of Ajay subordinate to the liens of the Bank and the Previous Lender. The Chairman of the Company has provided a guaranty to the Company for the Company's investments and loans to Ajay. In addition, the Company has agreed to provide 400,000 newly issued shares of the Company's common stock to Ajay which will be security for the bridge loan. Such shares have not yet been issued. The Company has also agreed to purchase approximately $1,000 of notes payable by Ajay to affiliated parties which had provided loans to Ajay to help Ajay finance operations during the financial restructuring. These loans were necessary because the Company was prohibited from down-streaming funds to Ajay while the previous loan was in default.

     The Company and Ajay have agreed to a plan (the "Ajay Recapitalization") whereby Ajay plans to obtain permanent bank financing which, when combined with a final investment by the Company, Ajay management has informed the Company it believes will result in adequate working capital and eliminate any requirements for further advances or guarantees from the Company. Ajay management informed the Company it has signed a proposal letter with a lender for an asset based loan which, Ajay management has informed the Company that it believes, based on expected loan advance rates, would leave Ajay approximately $2,000 short of its projected minimum working capital needs. The Company intends to invest up to $2,000 to provide Ajay adequate working capital, of which approximately $1,000 will be required in February 1998. If Ajay successfully completes its bank financing, the Company has agreed to exchange up to $4,000 of loans and advances into convertible voting preferred stock which Ajay management has informed the Company that it believes will allow Ajay to meet the minimum net worth requirement, which is one of the criteria for continued listing on the NASDAQ. As presently proposed, the preferred stock will pay a dividend rate of 9% and would be convertible into up to 12,000,000 shares of Ajay common stock. As presently proposed, the dividend rate will increase two percentage points each in the year 2002 and 2003 if Ajay does not achieve pre-tax earnings of at least $500 in the two consecutive years prior to 2002 and 2003.

     Following is a summary of condensed unaudited financial information of Ajay as of and for the twelve months ended September 30, 1997, 1996 and 1995:

                                   1997           1996           1995
                                   ----           ----           ----
                               (UNAUDITED)    (UNAUDITED)     (UNAUDITED)


     Current assets            $  14,264      $  13,951        $ 9,405
     Other assets                  4,449          4,101          1,577
                               ---------      ---------        -------
                               $  18,713      $  18,052        $10,982
                               ---------      ---------        -------
                               ---------      ---------        -------

     Current liabilities       $   5,031      $  14,207        $ 2,870
     Other liabilities            12,061             17          3,600
     Stockholders' equity          1,621          3,828          4,512
                               ---------      ---------        -------
                               $  18,713      $  18,052        $10,982
                               ---------      ---------        -------
                               ---------      ---------        -------

     Net sales                 $  29,063      $  24,669        $15,645
                               ---------      ---------        -------
                               ---------      ---------        -------
     Gross margin              $   3,772      $   4,412        $ 2,083
                               ---------      ---------        -------
                               ---------      ---------        -------
     Net loss                  $  (2,133)     $    (985)       $(1,565)
                               ---------      ---------        -------
                               ---------      ---------        -------

     If valued at the September 30, 1997 quoted closing price of publicly traded Ajay shares, the value of the Company's investment in Ajay would be approximately $774. At September 30, 1997 Ajay had approximately $4,212 of outstanding preferred stock that is convertible to approximately 8,000,000 shares of Ajay common stock and outstanding options and warrants (in addition to the Company's options) to purchase approximately 4,200,000 shares of Ajay common stock at prices ranging from $.34 to $1.00 per share (unaudited).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 1997, 1996, 1995
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

     NOTE 5. DEBT

     On July 11, 1997, the Company and Ajay refinanced their bank debt with a bank ("the Bank") under a $34,088 three-year revolving credit and term loan agreement ("the Loan"). Accordingly, the Company has reported bank debt as a long term liability as of September 30, 1997. At the date of the Loan closing, the Company borrowed a total of $17,141 which was comprised of $9,619 of borrowings under the $26,000 revolving loan facility (the "Revolver"), $2,658 under a real estate term loan ("Real Estate Loan"), $3,864 under a machinery and equipment loan ("Term Loan I"), and $1,000 under a term loan ("Term Loan II"). The Loan is a joint and several obligation of the Company and Ajay. At the date of the Loan closing, Ajay borrowed a total of $7,391 which was comprised of $6,825 under the Revolver and $566 under Term Loan I (a total of $6,280 at September 30, 1997). The proceeds from the Company's and Ajay's borrowings plus cash on hand were used to repay the Previous Lender. In addition, the Previous Lender provided bridge financing of $2,340 to Ajay which is to be repaid primarily from the proceeds of the sale of Kenco, the sale of other assets, or from a specified percentage of future combined Ajay and the Company's cash flow. The Company's Chairman has guaranteed Term Loan II to the Bank.

     Under the Revolver, the Company and Ajay can borrow up to $26,000 based upon a borrowing base availability calculated using specified percentages of eligible accounts receivable and inventory. The Revolver bears interest at the Bank's prime rate (8.5% at September 30, 1997) plus .5%. The Real Estate Loan and Term Loan I bear interest at the Bank's prime rate plus .75%. At the Company's option, the Company may borrow funds under the Revolver, the Real Estate Loan and the Term Loan I at the London InterBank Offering Rate ("Libor") plus 2.75%, 3% and 3%, respectively. The Revolver, Real Estate Loan and Term Loan I mature on July 14, 2000 and are secured by substantially all of the assets of the Company and Ajay. The real estate term loan is being amortized over twenty years and Term Loan I is being amortized over seven years with all remaining principal outstanding due at the July 11, 2000. Term Loan II matures on June 1, 1999 with principal payments based upon an amortization period of twenty four months plus additional principal payments equal to any excess proceeds from the sale of Kenco after repayment of any Revolver due on Kenco plus principal payments equal to 50% of the Company's and Ajay's annual consolidated excess cash flow. The loan agreement prohibits payment of any dividends by the Company, requires the Company and Ajay in the aggregate to maintain minimum working capital of $25,000 exclusive of the Revolver and minimum tangible net worth of $11,000. The Loan also prohibits additional indebtedness and common stock repurchases, and restricts combined Company and Ajay annual capital spending and increased operating lease obligations to $2,500 and $600, respectively. The loan agreement imposes a prepayment penalty declining from 3% in the first year of the loan to .5% in the year 2000 which is waived if the loan is repaid with proceeds from the sale of assets or is refinanced with an affiliate of the Bank. The Company had $488 of availability under the revolving loan as of September 30, 1997.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 1997, 1996, 1995
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


The Company's long-term debt consists of the following:                           1997          1996
                                                                                  ----          ----

Bank revolving credit facility due on July 11, 2000; variable interest rate
(9.0% at September 30, 1997)                                                   $ 9,498             -

Bank Term Loan I, due on July 11, 2000, variable interest rate 9.25%, payable in monthly installments of $46, with a remaining balance due
of $2,300 at maturity                                                            3,818             -

Bank Term Loan II, due on June 1, 1999 variable interest rate
9.5%, payable in monthly installments of $42, with a remaining
balance due of $83 at maturity                                                     958             -

Real Estate loan, due on July 1, 2000, variable interest rate 9.25%, payable in monthly installments of $11, with a remaining balance due
of $2,270 at maturity                                                            2,647             -

Mortgage loan, due in 1998; variable interest rate (9.5% at September
30, 1997), payable in monthly installments of $8 plus interest                     775           875

Sale leaseback financing, due in 2003, 8.0% interest rate, payable in
monthly installments of $38, including interest                                  4,526             -

Mortgage loan, due in 2003, 8.8% interest rate, payable in monthly
installments of $21 including interest                                           1,178         1,321

Unsecured subordinated note payable, due in 2005, interest only at
prime (8.50% at September 30, 1997)                                                750           750

Other                                                                              135            48
                                                                               -------        ------
                                                                                24,285         2,994
     Less current portion                                                        1,428           212
                                                                               -------        ------
                                                                               $22,857        $2,782
                                                                               -------        ------
                                                                               -------        ------


Maturities of long-term debt are as follows:

   1998                                         $ 1,428
   1999                                           1,457
   2000                                          14,883
   2001                                             307
   2002                                           4,852
Thereafter                                        1,358
                                                -------
                                                $24,285
                                                -------
                                                -------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 1997, 1996, 1995
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

     NOTE 6. PENSION PLANS

     The Company maintains two pension plans; one plan covers the salaried employees and the other plan covers the Company's hourly employees. Annual net periodic pension costs under the pension plans are determined on an actuarial basis. The Company's policy is to fund these costs accrued over 15 years and obligations arising due to plan amendments over the period benefited. The assets and liabilities are adjusted annually based on actuarial results. Net pension cost is computed as follows:

                                    1997       1996      1995
                                    ----       ----      ----

     Service cost                  $  227    $  226    $  169
     Interest cost                    451       450       388
     Actual return on plan assets    (476)     (477)     (360)
     Other components                  21        21        29
                                   ------    ------    ------
                                   $  223    $  220    $  226
                                   ------    ------    ------
                                   ------    ------    ------


     The expected long-term rate of return on plan assets is 9.0%. The discount rate and rate of increase in future compensation levels used in determining the actuarial present value of accumulated benefit obligations was 7.5% and 5.0% in 1997, 8.0% and 5.0% in 1996, and 8.5% and 5.0% in 1995,
     respectively. Plan assets consist substantially of equity and fixed income securities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 1997, 1996, 1995
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


     SFAS No. 87 requires recognition in the balance sheet of a minimum pension liability for underfunded plans. The minimum liability that must be recognized is equal to the excess of the accumulated benefit obligation over plan assets. At September 30, 1997 and 1996 the minimum liability for the Company's underfunded plan was $0 and $228, respectively.

     The funded status as of September 30 is as follows:


                                                                        Salaried         Hourly
                                                                       Employees      Employees
        1997                                                                Plan           Plan
        ----                                                            --------         ------


     Actuarial present value of vested benefits                         $  2,418       $  2,792
     Actuarial present value of non-vested benefits                          112            534
                                                                        --------       --------
     Accumulated benefits obligation                                       2,530          3,326
                                                                        --------       --------
                                                                        --------       --------

     Actuarial present value of projected benefits obligation             (2,901)        (3,606)
     Plan assets at fair market value                                      3,091          3,379
                                                                        --------       --------
     Funded status                                                           190           (227)
                                                                        --------       --------
                                                                        --------       --------

     Unrecognized net (losses) gain                                          226            (99)
     Prior service costs                                                     138           (374)
     Prepaid (accrued) pension cost                                         (174)           246
                                                                        --------       --------
                                                                        $    190       $   (227)
                                                                        --------       --------
                                                                        --------       --------
     Funded status


                                                                        Salaried         Hourly
                                                                       Employees      Employees
        1996                                                                Plan           Plan
        ----                                                            --------         ------
     Actuarial present value of vested benefits                         $  2,173       $  2,558
     Actuarial present value of non-vested benefits                           80            457
                                                                        --------       --------
     Accumulated benefits obligation                                       2,253          3,015
                                                                        --------       --------
                                                                        --------       --------

     Actuarial present value of projected benefits obligation             (2,667)        (3,053)
     Plan assets at fair market value                                      2,634          2,669
                                                                        --------       --------
     Funded status                                                           (33)          (384)
                                                                        --------       --------
                                                                        --------       --------

     Unrecognized net losses                                                 (89)          (228)
     Prior service costs                                                     150           (316)
     Prepaid (accrued) pension cost                                          (94)           160
                                                                        --------       --------

     Funded status                                                      $    (33)      $   (384)
                                                                        --------       --------
                                                                        --------       --------


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 1997, 1996, 1995
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


     NOTE 7. PROPERTY, PLANT AND EQUIPMENT

     At September 30, 1997 and 1996, property, plant and equipment consist of the following:

                                             1997           1996
                                           -------        -------
     Land and land improvements            $ 2,750        $ 2,742
     Buildings                               9,466          9,407
     Machinery and equipment                10,225         10,872
     Office furniture and equipment          1,704          1,934
                                           -------        -------
                                            24,145         24,955

     Less accumulated depreciation          (6,065)        (5,154)
                                           -------        -------
                                           $18,080        $19,801
                                           -------        -------
                                           -------        -------

     Net property, plant and equipment of $18,080 at September 30, 1997 excludes certain machinery, equipment and office equipment held for disposition.


     NOTE 8. INCOME TAXES (BENEFIT)

     The provision for income taxes (benefit) is as follows:

                                       1997           1996            1995
                                     --------       --------         ------
     Continuing operations:
        Current                      $  2,523       $  1,996         $2,941
        Deferred                       (1,368)          (491)           167
                                     --------       --------         ------
                                        1,155          1,505          3,108

     Discontinued operations           (2,121)        (1,885)          (283)
                                     --------       --------         ------
                                      $  (966)       $  (380)        $2,825
                                     --------       --------         ------
                                     --------       --------         ------

     The reconciliation between the effective tax rate and the statutory federal tax rate on earnings from continuing operations as a percent is as follows:

                                             1997       1996      1995
                                             ----       ----      ----
     Statutory federal income tax rate       34.0       34.0      34.0
     State taxes, net of federal income
     tax benefit                              4.0        4.0       4.0
     Effect of change in valuation
     allowance                               17.1
     Other                                    1.5        1.5        .2
                                             ----       ----      ----
                                             56.6       39.5      38.2
                                             ----       ----      ----
                                             ----       ----      ----

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 1997 and 1996 are as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 1997, 1996, 1995
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                  1997          1996
     Deferred tax assets:
     Inventories, due to obsolescence reserve
       and additional costs inventoried for
       tax purposes pursuant to the Tax
       Reform Act of 1986                       $   431     $   385

     Accrual for compensated absences               145         108
     Accrual for retiree medical benefits           383         345
     Accounts receivable reserves                   138         389
     Estimated loss on disposal                     189
     Equity interest in loss on affiliate           320         174
     Tax gain on sale/leaseback                     659           -
     Accrued other reserves                         144         138
     State net operating loss carryforwards         727         480
                                                -------     -------
     Total gross deferred tax assets              3,136       2,019
     Less valuation allowance                       620         270
                                                -------     -------
     Net deferred tax assets                      2,516       1,749
                                                -------     -------
     Deferred tax liabilities:
        Plant and equipment, principally due to
          differences in depreciation
          and amortization                        1,485       1,219
                                                -------     -------
     Net deferred income tax asset              $ 1,031     $   530
                                                -------     -------
                                                -------     -------
     Current deferred income tax assets         $ 1,098     $ 1,020
     Long-term deferred income tax assets, net    1,418         729
     Long-term deferred income tax liabilities   (1,485)     (1,219)
                                                -------     -------
                                                $ 1,031     $   530
                                                -------     -------
                                                -------     -------


     At September 30, 1997, the Company has approximately $12,000 of state net operating loss carry forwards, which are available to the Company in certain state tax jurisdictions and expire in 2006 through 2012. During the year ended September 30, 1997, the Company increased its valuation allowance against certain state net operating loss carryforwards it does not expect to utilize.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 1997, 1996, 1995
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

     NOTE 9. STOCK OPTION PLANS

     The Company has issued stock options and warrants at exercise prices ranging from $.34 - 3.63 per share, the market value at the date of issuance. These options and warrants expire between 1998 and 2000. This stock option activity during the periods indicated are as follows:

                                                Shares    Option Prices
                                                -------   -------------
     Outstanding at September 30, 1994          755,000         $  .46

     Granted                                     40,000           3.63
     Exercised                                        -              -
     Canceled                                         -              -
                                                -------   -------------
     Outstanding at September 30, 1995          795,000     .46 - 3.63

     Granted                                          -
     Exercised                                 (455,000)           .52
     Canceled                                         -              -
                                                -------   -------------
     Outstanding at September 30, 1996          340,000     .46 - 3.63

     Granted                                          -              -
     Exercised                                        -              -
     Canceled                                         -              -
                                                -------   -------------
     Outstanding at September 30, 1997          340,000   $ .46 - 3.63
                                                -------   -------------
                                                -------   -------------

     The Company extended the expiration date of 150,000 options held by Acrodyne Corporation, a related party from November 8, 1997 to November 8, 1999.

     In addition to the stock options noted above, the Company has two other qualified stock option plans. The Company adopted the 1993 Stock Option Plan ("the 1993 Plan") which reserves an aggregate of 1,500,000 shares of the Company's common stock for the issuance of stock options which may be granted to employees, officers and directors of and consultants to the Company. Under the terms of the 1993 Plan, the Company may grant "incentive stock options" or "non-qualified options" at not less than the fair market value on the date of grant. Options granted under the 1993 Plan are exercisable as to 25 percent of the shares covered thereby commencing six months after the earlier of the date of grant or the date of employment, and as to an additional 25%, cumulatively, on the first, second and third anniversaries of the date of grant, and expire ten years after the date of grant. At September 30, 1997, the Company had 388,125 shares available for future grants. Stock option activity during the periods indicated under the 1993 Plan are as follows:

                                                Shares    Option Prices
                                              ---------   -------------
     Outstanding at September 30, 1994          458,000   $1.63 - 3.23

     Granted                                     10,000           3.23
     Exercised                                        -              -
     Canceled                                         -              -
                                              ---------   -------------
     Outstanding at September 30, 1995          468,000    1.63 - 3.23

     Granted                                          -
     Exercised
     Canceled                                   (68,000)   1.63 - 3.23
                                              ---------   -------------
     Outstanding at September 30, 1996          400,000    1.63 - 3.23

     Granted                                  1,078,800           1.94
     Exercised                                        -              -
     Canceled                                  (366,925)    1.63 -3.23
                                              ---------   -------------
     Outstanding at September 30, 1997        1,111,875    $1.63 - 3.23
                                              ---------   -------------
                                              ---------   -------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 1997, 1996, 1995
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

     During 1996 the shareholders of the Company approved a stock option plan which reserves an aggregate of 200,000 shares of the Company's stock for non-employee Directors of the Company (the "1995 Plan"). The 1995 Plan provides for automatic granting of 10,000 options to each non-employee director of the Company at a price equal to the market value on the date of grant which is the date of the annual shareholders' meeting each year, exercisable for 10 years after the date of the grant. These options are exercisable as to 25% of the shares thereby on the date of grant and as to an additional 25%, cumulatively on the first, second and third anniversaries of the date of grant. At September 30, 1997 there were 110,000 shares available for grant under the 1995 Plan.

     Stock option activity during the periods indicated under the 1995 Plan are as follows:

                                                 Shares    Option Prices
                                                 ------    -------------
     Outstanding at September 30, 1994                -              -

     Granted                                     30,000        $  3.66
     Exercised                                        -              -
     Canceled                                         -              -
                                                 ------    -------------
     Outstanding at September 30, 1995           30,000           3.66

     Granted                                     30,000           3.63
     Exercised                                        -              -
     Canceled                                         -              -
                                                 ------    -------------
     Outstanding at September 30, 1996           60,000      3.63-3.66

     Granted                                     30,000           2.66
     Exercised                                        -
     Canceled                                         -              -
                                                 ------    -------------
     Outstanding at September 30, 1997           90,000     $2.66-3.66
                                                 ------    -------------
                                                 ------    -------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 1997, 1996, 1995
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

     NOTE 10. STOCK REPURCHASE PROGRAM

     In January 1996 the Company initiated a stock repurchase program of up to 1,000,000 shares of its common stock. Under this program the Company has acquired 195,200 shares during fiscal 1996 at an average price of $2.77 per share, which include 100,000 shares of common stock at $2.75 per share representing the market price on the date purchased from Enercorp, Inc., a publicly-held business development company which beneficially owns approximately 11% of the Company's stock. The Chairman and President of the Company is a significant shareholder of Enercorp. During the year ended September 30, 1997, the Company issued 65,000 treasury shares at $2.50 per share to Enercorp and a consultant for acquisition advisory work. The Loan prohibits further purchases under this program.

     NOTE 11. DISCONTINUED OPERATIONS/RESTRUCTURING CHARGE

     In July 1996, the Company adopted a restructuring plan for its automotive accessories business and recorded a restructuring charge of $2,250 in fiscal 1996. The restructuring provision primarily represented non-cash, asset write-offs related to product line restructuring.

     On May 8, 1997, the Company signed a letter of intent to sell Kenco which is the sole business in the automotive accessories segment. Accordingly, Kenco is reported as a discontinued operation in the statement of operations. The letter of intent expired, and the Company did not renew it; however, the Company intends to continue working with the potential buyer towards closing the sale of Kenco, and also may enter into preliminary discussions with possible alternative buyers. The Company anticipates that Kenco will be sold during the second quarter of fiscal 1998, but there is no assurance that the sale will occur. In the event that the sale does not occur, the Company will consider all strategic alternatives for reduction of operating losses including sale, merger, liquidation or abandonment. Based upon the current proposed terms of the sale, the purchaser will acquire certain assets, excluding Kenco's finished goods inventory and manufacturing and warehousing facility, for $1,000 to $2,000 in cash, issue the Company certain equity securities in the company owned by the proposed buyer, and assumption of liabilities for trade payables and other current liabilities. Under the proposed transaction, the Company will own and warehouse the Kenco finished goods inventory and sell such inventory to the purchaser during the nine months following the acquisition on 60 day payment terms. The purchaser will be obligated to purchase any unsold inventory at the end of the nine month period.

     The summarized results for Kenco for the years ended September 30 are as follows:

                                                          1997           1996           1995
                                                        -------       --------        -------
     Net sales                                          $ 8,666       $ 16,043        $15,863
                                                        -------       --------        -------
                                                        -------       --------        -------
     Loss from operations before allocated
         interest expense and income tax benefit         (1,727)        (4,353)          (286)
     Allocated interest expense                            (290)          (456)          (456)
                                                        -------       --------        -------
     Loss from operations before income tax benefit      (2,017)        (4,809)          (742)
     Income tax benefit                                     810          1,885            283
                                                        -------       --------        -------
     Loss from operations                                (1,207)        (2,924)          (459)

     Loss on disposal before interest
        and income taxes                                 (2,771)              -              -
     Allocated interest expense                            (505)              -              -
                                                        -------       --------        -------
     Loss on disposal before
        income tax benefit                               (3,276)             -              -
     Income tax benefit                                   1,311              -              -
                                                        -------       --------        -------
     Loss on disposal                                    (1,965)             -              -
                                                        -------       --------        -------
     Total loss on discontinued operations              $(3,172)       $(2,924)        $ (459)
                                                        -------       --------        -------
                                                        -------       --------        -------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 1997, 1996, 1995
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

     The estimated pre-tax loss on disposal of $3,276 includes $1,952 of estimated future operating losses of which $500 remains as an estimated liability at September 30, 1997. The Company has elected to include estimated interest costs in its estimated loss on disposal based upon the expected debt reduction from the proceeds and the current rate of interest.

     The net assets and liabilities of the discontinued operations held for disposition included in the accompanying balance sheet as of September 30, 1997, are as follows:

     Current assets (liabilities):
        Accounts receivable                 $1,673
        Prepaid assets                         257
        Accounts payable                      (970)
        Accrued expenses and other            (322)
                                            ------
         Net current assets                 $  638
                                            ------
                                            ------

     Long term assets (liabilities):
        Machinery and equipment, net        $1,185
        Office equipment, net                  254
        Other assets                           183
        Long term liabilities                  (12)
                                            ------
         Net long term liabilities          $1,610
                                            ------
                                            ------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 1997, 1996, 1995
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

     NOTE 12. BUSINESS SEGMENT INFORMATION

                                                           1997           1996            1995
                                                         -------        -------          -------
     NET SALES BY CLASSES OF SIMILAR PRODUCTS FROM
       CONTINUING OPERATIONS

     Vehicle components                                  $43,078        $36,141          $34,826
     Agricultural equipment (1)                            9,419         11,026            6,783
     Electrical components and GPS (2)                     3,757          4,112            2,863
                                                         -------        -------          -------
                                                          56,254         51,279           44,472
                                                         -------        -------          -------
                                                         -------        -------          -------
     EARNINGS (LOSS) FROM CONTINUING OPERATIONS

     Vehicle components                                    7,477          6,831            8,459
     Agricultural equipment (1)                           (1,988)          (578)             857
     Electrical components and GPS(2)                     (1,217)          (659)             182
                                                         -------        -------          -------
                                                           4,272          5,594            9,498
                                                         -------        -------          -------
                                                         -------        -------          -------
     IDENTIFIABLE ASSETS

     Vehicle components                                   21,281         20,003           18,624
     Agricultural equipment (1)                           10,211         11,806            8,528
     Electrical components and GPS(2)                      8,413          7,542            7,544
                                                         -------        -------          -------
     Total assets - continuing operations                 39,905         39,351           34,696
     Automotive accessories - discontinued operations     11,471         13,698           12,486
                                                         -------        -------          -------
     Total assets                                         51,376         53,049           47,182
                                                         -------        -------          -------
                                                         -------        -------          -------
     CAPITAL EXPENDITURES

     Vehicle components                                      420            532              852
     Agricultural equipment (1)                              145            487              220
     Electrical components and GPS(2)                        246            218               75
                                                         -------        -------          -------
     Total capital expenditures - continuing operations      811          1,237            1,147
     Automotive accessories - discontinued operations        330            358              536
                                                         -------        -------          -------
     Total capital expenditures                            1,141          1,595            1,683
                                                         -------        -------          -------
                                                         -------        -------          -------
     DEPRECIATION AND AMORTIZATION

     Vehicle components                                      821          1,372            1,142
     Agricultural equipment (1)                              239            288              121
     Electrical components and GPS(2)                        315            239              119
                                                         -------        -------          -------
     Total depreciation and amortization -
       continuing operations                               1,375          1,899            1,382
     Automotive accessories - discontinued operations        231            257              256
                                                         -------        -------          -------
     Total depreciation and amortization                 $ 1,606        $ 2,156          $ 1,638
                                                         -------        -------          -------
                                                         -------        -------          -------

     (1) Primary operation acquired February 1995
     (2) Primary operation acquired April 1995


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 1997, 1996, 1995
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

     NOTE 13. NET SALES FROM CONTINUING OPERATIONS - GEOGRAPHIC REGION

                              1997           1996          1995
                           --------       --------       --------

     Canada                $  2,795       $  4,570       $  5,326
     Other                    3,560          3,261          2,754
                           --------       --------       --------
     Net sales-export         6,355          7,831          8,080
     United States           49,899         43,448         36,392
                           --------       --------       --------
     Net                   $ 56,254       $ 51,279       $ 44,472
                           --------       --------       --------
                           --------       --------       --------

     NOTE 14. OTHER BENEFIT PLANS

     The Company maintains an Employee Stock Ownership Plan (ESOP) for non-union employees. The ESOP may buy shares of the Company's stock from time to time on the open market or directly from the Company. The ESOP has been authorized to borrow up to $1,000 from the Company or financial institutions to finance its purchases. At September 30, 1997 the outstanding balance of the loan was approximately $191 which has been used to finance the purchase of approximately 424,000 shares of common stock. The Company is required to make contributions to the ESOP to repay the loan including interest.

     The Company sponsors salaried employees and union employees matching 401(k) plans, in which eligible employees may elect to contribute a portion of their compensation.

     NOTE 15. POST RETIREMENT BENEFITS OTHER THAN PENSIONS

     The Company provides health care and life insurance benefits for certain of its retired employees ("Post Retirement Plan"). These benefits are subject to deductibles, co-payment provisions and other limitations. The Company may amend or change the Post Retirement Plan periodically. The cost of these benefits is expensed as claims are paid.

     Effective October 1, 1993 the Company adopted SFAS No. 106, Employers' Accounting for Post Retirement Benefits other than Pensions ("SFAS 106"). SFAS 106 requires companies to accrue the cost of post retirement health care and life insurance benefits within employees' active service period rather than recognizing these costs on a cash basis as had been prior practice.

     The Company elected to amortize the Accumulated Post Retirement Benefit obligation at October 1, 1993 over twenty years as a component of post retirement benefits expense.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 1997, 1996, 1995
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

     In September 1997, the Company concluded negotiations of a five-year union contract which has been ratified by union members and is awaiting final signature. As a part of the contract, the Company has reduced its retiree health care obligations and obtained cost sharing between the retired employees and the Company for future cost increases.

     The following table provides information on the post retirement plan status at September 30, 1997:


     Accumulated Post Retirement Benefit Obligation

        Retirees                                                      $ 1,293
        Fully eligible active participants                                579
        Other active Plan participants                                  1,094
                                                                      -------
                                                                        2,966

     Plan assets                                                            -
                                                                      -------
     Accumulated post retirement benefit
         obligation in excess of Plan assets                            2,966

     Unrecognized gain                                                    687
     Unrecognized prior service cost                                     (810)
     Unrecognized transition obligation                                (1,835)
                                                                      -------

     Accrued post retirement benefit cost
         in the consolidated balance sheet                            $ 1,008
                                                                      -------
                                                                      -------

     Post retirement benefits expense for 1997 included the follow components:

     Service cost                                                     $    74
     Interest cost                                                        218
     Amortization of unrecognized net obligation at transition            165
                                                                      -------
     Post retirement benefits expense                                 $   457
                                                                      -------
                                                                      -------

     The assumed health care cost trend rate used in measuring the accumulated post retirement benefit obligation (APBO) ranged between 4.5%-10% in the first year, declining to 4.5% - 5.0% after 8 years. The discount rate used in determining the APBO was 7.5%.

     If the assumed medical costs trends were increased by 1%, the APBO as of September 30, 1997 would increase by $203, and the aggregate of the services and interest cost components of the net annual post retirement benefit cost would be increased by $24.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 1997, 1996, 1995
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

     NOTE 16. ACQUISITIONS

     In April 1996, the Company acquired the assets of the Burda Group of Companies located in West Linn, Oregon, a distributor of a commercial chipper line, for $20. This company was operated as Techwood Williams, Inc. and ceased operations in fiscal 1997.

     In April 1996, the Company also acquired the assets of Neumann Manufacturing and Engineering, Inc. located in Madison Heights, Michigan, a manufacturer of plastic components for the automotive industry, for $1,200. This company is being operated as Premier Plastics Technologies, Inc.

     In July 1996, the Company completed the acquisition of GeoFocus, Inc. located in Gainesville, Florida for 150,000 shares of the Company's common stock valued at $290. GeoFocus develops train tracking and cyber-farming systems using global positioning systems ("GPS") and geographical information systems ("GIS").

     These acquisitions were accounted for using the purchase method of accounting and the results of operations of these businesses have been included in the consolidated results of operations of the Company from the acquisition dates.

     NOTE 17. SALE LEASEBACK

     In April 1997 the Company sold its Portland, Oregon manufacturing facility in a sale-leaseback transaction for $4,524, less $250 withheld in an escrow fund for possible environmental cleanup costs. The Company may be required to repurchase the property within one year if it cannot cure possible environmental problems at the sold property and may be required to finance part of the purchaser's price in January 1998 if the purchaser cannot obtain permanent financing from a lender who would accept the environmental condition of the property. The acquisition agreement between the Company and the previous building owner contains provisions for indemnification of any environmental cleanup costs after the Company spends $25 towards such cleanup. The Company intends to seek indemnification from the prior property owner for permanent monitoring or cleanup costs, if any. The purchaser informed the Company that it has entered into a purchase and sale agreement with a third party who would purchase the building without any contingent repurchase obligation subject to third party due diligence. The Company has the right of first refusal to repurchase the building during the first year if the purchaser attempts to sell the property to a third party.

     The transaction was accounted for as a financing where the property is recorded as an asset and continues to be depreciated and the capitalized lease obligations are recorded as long term liabilities. The lease has a term of fifteen years and requires minimum annual payments of $450 with rental increases every two years equal to the increase in the consumer price index for the Portland, Oregon area but not greater than a 5% nor less than a 3% increase for every two-year period. The Company has a deferred gain on the sale of the building of $1,686. At the time that the contingent repurchase obligation is eliminated, the Company will record the transaction as an operating lease. At such time, the gain on the sale will be recognized and the capitalized costs and lease obligation will be eliminated from the balance sheet.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 1997, 1996, 1995
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)



     NOTE 18. QUARTERLY DATA (UNAUDITED)



                                                                     First         Second          Third       Fourth
                1997                                                Quarter        Quarter        Quarter      Quarter     Annual
                ----                                               ---------      ---------      ---------    ---------   ---------
     Continuing operations:
      Net sales                                                    $  13,521      $  14,248      $  14,536    $  13,949   $  56,254
      Gross margin                                                     3,627          3,381          2,966        2,916      12,890
      Operating expenses                                               2,056          2,294          2,306        1,962       8,618
                                                                   ---------      ---------      ---------    ---------   ---------
     Earnings from continuing operations                                 392            391            179          173       1,135
     Loss from discontinued operations                                  (380)          (521)        (2,271)           -      (3,172)
                                                                   ---------      ---------      ---------    ---------   ---------
     Net earnings (loss)                                               $  12        $  (130)     $  (2,092)    $    173   $  (2,037)
                                                                   ---------      ---------      ---------    ---------   ---------
                                                                   ---------      ---------      ---------    ---------   ---------
     Earnings (loss) per common share from continuing operations     $  0.02        $  0.02        $  0.01     $    .01   $     .06
     (Loss) per common share from discontinued operations              (0.02)         (0.02)          (.13)        .00        (.17)
                                                                   ---------      ---------      ---------    ---------   ---------
     Earnings (loss) per common share                                 $  .00       $  (0.00)       $  (.12)    $    .01   $    (.11)
                                                                   ---------      ---------      ---------    ---------   ---------
     Weighted average shares outstanding                              17,800         17,900         18,500       18,500      18,200
                                                                   ---------      ---------      ---------    ---------   ---------
                                                                   ---------      ---------      ---------    ---------   ---------



                                                                     First         Second          Third      Fourth(1)
                1996                                                Quarter        Quarter        Quarter      Quarter     Annual
                ----                                               ---------      ---------      ---------    ---------   ---------
     Continuing operations:
      Net sales                                                   $  12,044       $  12,598      $  13,474    $  13,163   $  51,279
      Gross margin                                                    3,823           3,593          3,779        2,478      13,673
      Operating expenses                                              1,719           1,749          2,018        2,593       8,079
                                                                   ---------      ---------      ---------    ---------   ---------
     Earnings (loss) from operations                                  1,035             879            730         (281)      2,363
     Loss from discontinued operation                                   (45)           (365)        (1,824)        (690)     (2,924)
                                                                   ---------      ---------      ---------    ---------   ---------
     Net earnings (loss)                                             $  990          $  514      $  (1,094)   $    (971)  $    (561)
                                                                   ---------      ---------      ---------    ---------   ---------
                                                                   ---------      ---------      ---------    ---------   ---------
     Earnings (loss) per common share from continuing operations     $  .06          $  .05      $     .04    $    (.02)  $     .13
     (Loss) per common share from discontinued operations               .00            (.02)          (.10)        (.04)       (.16)
                                                                   ---------      ---------      ---------    ---------   ---------
     Earnings (loss) per common share                                $  .06          $  .03      $    (.06)   $    (.06)  $    (.03)
                                                                   ---------      ---------      ---------    ---------   ---------
     Weighted average shares outstanding                             17,900          17,600         17,600       17,800      17,800
                                                                   ---------      ---------      ---------    ---------   ---------
                                                                   ---------      ---------      ---------    ---------   ---------


     1) The fourth quarter of 1996 continuing operations includes the operation of acquisitions from date of purchase. The results of operations of these acquisitions are not material. The fourth quarter of 1996 continuing operations includes a $1,000 write down due to an unfavorable inventory adjustment resulting from increased overhead and production inefficiencies and an unprofitable product line which was discontinued in August 1996 and additional inventory and account receivable reserves of approximately $300.

     NOTE 19. CONTINGENCIES

     The Company has identified certain contaminants in the soil of its Portland, Oregon manufacturing facility which the Company believes was disposed of on the property by a previous property owner. The Company intends to seek indemnification from such party for the costs of permanent monitoring, or cleanup if required. The Company has retained an environmental consulting firm which is currently conducting tests to determine the extent of any contamination. The Company cannot estimate the costs of permanent monitoring or property clean up at the present time. However, the Company believes that it can enforce valid claims against the prior property owner for any costs it may incur.

     INDEPENDENT AUDITORS' REPORT

     Board of Directors
     Williams Controls, Inc.
     Portland, Oregon

     We have audited the accompanying consolidated balance sheets of Williams Controls, Inc. and subsidiaries as of September 30, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended September 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Williams Controls, Inc. and subsidiaries as of September 30, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 1997, in conformity with generally accepted accounting principles.







     HORWATH GELFOND HOCHSTADT PANGBURN & CO.





     Denver, Colorado
     December 18, 1997

     ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                   PART III

     ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     Incorporated by reference from the Company's 1998 Proxy Statement.

     ITEM 11.   EXECUTIVE COMPENSATION

     Incorporated by reference from the Company's 1998 Proxy Statement.

     ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated by reference from the Company's 1998 Proxy Statement.

     ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated by reference from the Company's 1998 Proxy Statement.

                                    PART IV

     ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     1.   See Exhibit Index on page 47 of this Form 10-K.

     2.   See Index to Financial Statements in Item 8 of this Form 10-K.

     3.   See Index to Schedules on page 44 of this Form 10-K.

     4.   Reports on Form 8-K.

         None.

     SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     WILLIAMS CONTROLS, INC.

     Date:     December 18, 1997        By /s/    Thomas W. Itin
                                           THOMAS W. ITIN, CHAIRMAN,
                                           PRESIDENT AND CEO

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     Date:     December 18, 1997        By /s/    Thomas W. Itin
                                           THOMAS W. ITIN, CHAIRMAN,
                                           PRESIDENT AND CEO


     Date:     December 18, 1997        By /s/    Gerard A. Herlihy
                                           GERARD A. HERLIHY
                                           CHIEF FINANCIAL AND
                                           ADMINISTRATIVE OFFICER


     Date:     December 18, 1997        By /s/    William N. Holmes
                                           CORPORATE CONTROLLER AND PRINCIPAL
                                           ACCOUNTING OFFICER


     Date:     December 18, 1997        By /s/    R. William Caldwell
                                           R. WILLIAM CALDWELL, DIRECTOR


     Date:     December 18, 1997        By /s/    H. Samuel Greenawalt
                                           H. SAMUEL GREENAWALT, DIRECTOR


     Date:     December 18, 1997        By /s/    Timothy Itin
                                           TIMOTHY ITIN, DIRECTOR

                            WILLIAMS CONTROLS, INC.

                              INDEX TO SCHEDULES





                                                               PAGE


                    Independent Auditors' Report                 45

     Schedule II    Valuation and Qualifying Accounts            46







     All other schedules are omitted because they are not required, not applicable or the required information is given in the Consolidated Financial Statements.

                         INDEPENDENT AUDITORS' REPORT


     Board of Directors
     Williams Controls, Inc.
     Portland, Oregon


     We have audited the 1997, 1996 and 1995 consolidated financial statements of Williams Controls, Inc. and subsidiaries, referred to in our report dated December 18, 1997 which is included under Item 8 in this Form 10-K. In connection with our audit of these financial statements, we audited the 1997, 1996 and 1995 financial statement schedule, listed under Item 14 of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information stated therein, when considered in relation to the financial statements taken as a whole.




                                      HORWATH GELFOND HOCHSTADT PANGBURN & CO.


     Denver, Colorado
     December 18, 1997

                            WILLIAMS CONTROLS, INC.

                      VALUATION AND QUALIFYING ACCOUNTS

                                 SCHEDULE II

                           (DOLLARS IN THOUSANDS)

                                                     Beginning      Charged to
             Description                              balance       expenses
             -----------                             ---------      ----------
     For Year Ended
     September 30, 1997

     Total reserves for doubtful accounts
       and obsolete inventory                        $  1,064           $937
                                                     ---------      ----------
                                                     ---------      ----------
     For Year Ended
     September 30, 1996

     Total reserves for doubtful accounts
       and obsolete inventory                          $2,959         $1,691
                                                     ---------      ----------
                                                     ---------      ----------

     For Year Ended
     September 30, 1995

     Total reserves for doubtful accounts
       and obsolete inventory                           $ 575        $ 1,125
                                                     ---------      ----------
                                                     ---------      ----------






     NOTE: Valuation and qualifying accounts were not individually significant; and, therefore, additions and deductions information has not been provided in this schedule.

                            WILLIAMS CONTROLS, INC.

                                 EXHIBIT INDEX
     EXHIBIT
     NUMBER    DESCRIPTION

     3.1 Certificate of Incorporation of the Registrant as amended. (INCORPORATED BY REFERENCE TO EXHIBIT 3.1 TO THE REGISTRANTS' ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1995 (THE "1995 FORM 10-K"))
     3.2 By-Laws of the Registrant. (INCORPORATED BY REFERENCE TO EXHIBIT 3.2 TO THE REGISTRANT'S REGISTRATION STATEMENT ON FORM S-18, REGISTRATION NO. 33- 30601-S, AS FILED WITH THE COMMISSION ON AUGUST 18, 1989
          (THE "1989 FORM S-18"))
     4.1 Specimen Unit Certificate (including Specimen Certificate for shares of Common Stock and Specimen Certificate for the Warrants). (INCORPORATED BY REFERENCE TO EXHIBITS 1.1 AND 1.2 TO THE REGISTRANT'S REGISTRATION STATEMENT ON FORM 8-A, COMMISSION FILE NO. 0-18083, FILED WITH THE COMMISSION ON NOVEMBER 1, 1989)
     10.1(a) Indemnification Agreement for Thomas W. Itin ("Itin
          Indemnification Agreement"). (INCORPORATED BY REFERENCE TO EXHIBIT
          10.9 TO THE 1989 FORM S-18)
     10.1(b) Amendment No. 1 to Itin Indemnification Agreement.
          (INCORPORATED BY REFERENCE TO EXHIBIT 10.1(B) TO THE REGISTRANT'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1993 (THE "1993 FORM-10K"))
     10.1(c) Form of Indemnification Agreement for R. William Caldwell, H.
          Samuel Greenawalt and Timothy Itin. (INCORPORATED BY REFERENCE TO
          EXHIBIT 10.1(C) TO THE REGISTRANT'S 1993 FORM 10-K)
     10.2(a) Credit Agreement dated July 11, 1997 among Registrant and its subsidiaries and Ajay Sports, Inc. ("Ajay") and its subsidiaries, all as borrowers, and Wells Fargo Bank, National Association, as lender (the "Credit Agreement"). (INCORPORATED BY REFERENCE TO
          EXHIBIT 10.1 TO THE REGISTRANT'S QUARTERLY REPORT ON FORM 10-Q
          FOR THE PERIOD ENDED JUNE 30, 1997 (THE "JUNE 1997 FORM 10-Q"))

     10.2(b) Promissory Notes under the Credit Agreement:
             (a) Revolving Credit Loans Promissory Note
             (b) Term Loan I Promissory Note
             (c) Term Loan II Promissory Note
             (d) Real Estate Loan Promissory Note
             (ALL INCORPORATED BY REFERENCE TO EXHIBIT 10.2 TO THE REGISTRANT'S JUNE 1997 FORM 10-Q)

     EXHIBIT
     NUMBER    DESCRIPTION

     10.2(c) Mortgage and Security Agreement between Aptek Williams, Inc. and
             Wells Fargo Bank. (INCORPORATED BY REFERENCE TO EXHIBIT 10.3 TO THE REGISTRANT'S JUNE 1997 FORM 10-Q)

     10.2(d) Patent Assignment and Security Agreements for:
             (a) Williams Controls Industries, Inc.
             (b) Kenco Williams, Inc.
             (c) Hardee Williams, Inc.
             (d) Aptek Williams, Inc.
             (ALL INCORPORATED BY REFERENCE TO EXHIBIT 10.4 TO THE REGISTRANT'S JUNE 1997 FORM 10-Q)

     10.2(e) Trademark Security Agreements for:
             (a) Agrotec Williams, Inc.
             (b) Hardee Williams, Inc.
             (c) Kenco Williams, Inc.
             (ALL INCORPORATED BY REFERENCE TO EXHIBIT 10.5 TO THE REGISTRANT'S JUNE 1997 FORM 10-Q)

     10.2(f) Continuing Unconditional Guaranty of Thomas W. Itin in favor of
             Wells Fargo Bank. (INCORPORATED BY REFERENCE TO EXHIBIT 10.6 TO THE JUNE 1997 FORM 10-Q)

     10.3(a) Intercreditor Agreement dated July 11, 1997 among Registrant and subsidiaries, Ajay Sports, Inc. and subsidiaries, United States National Bank of Oregon ("US Bank"), Thomas W. Itin and Wells Fargo Bank, National Association. (INCORPORATED BY REFERENCE TO
             EXHIBIT 10.7 TO THE REGISTRANT'S JUNE 1997 FORM 10-Q)

     10.3(b) Consent, Reaffirmation and Release Agreement with US Bank.
             (INCORPORATED BY REFERENCE TO EXHIBIT 10.8 TO THE REGISTRANT'S JUNE 1997 FORM 10-Q)

     10.3(c) Promissory Note of Ajay for $2,340,000 to US Bank. (INCORPORATED
             BY REFERENCE TO EXHIBIT 10.9 TO THE REGISTRANT'S JUNE 1997 FORM
             10-Q)

     10.3(d) Mortgage, Assignment of Rents, Security Agreement and Fixture
             Filing by Aptek Williams, Inc. in favor of US Bank. (INCORPORATED BY REFERENCE TO EXHIBIT 10.10 TO THE REGISTRANT'S JUNE 1997
             FORM 10-Q)

     10.3(e) Guaranty to US Bank. (INCORPORATED BY REFERENCE TO EXHIBIT 10.11 TO
             THE REGISTRANT'S JUNE 1997 FORM 10-Q)

     10.4 The Company's 1995 Stock Option Plan for Non-Employee Directors. (INCORPORATED BY REFERENCED TO EXHIBIT 10.3 TO THE REGISTRANT'S QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 1995 (THE "MARCH 1995 FORM 10-Q")

     10.5 Williams/Ajay Loan and Joint Venture Implementation Agreement dated May 6, 1994, as amended by letter agreement dated April 3, 1995. (INCORPORATED BY REFERENCE TO EXHIBIT 10.4 TO THE REGISTRANT'S MARCH 1995 FORM 10-Q)

     10.6(a) Mortgage and Security Agreement, dated August 31, 1988, by
             Sparkomatic Corporation in favor of MetLife Capital Credit Corporation. (INCORPORATED BY REFERENCE TO EXHIBIT 10.7(A) TO THE REGISTRANT'S 1993 FORM 10-K)

     10.6(b) Mortgage Note in the principal amount of $1,700,000, dated
             August 31, 1988, from Sparkomatic Corporation to MetLife Capital Credit Corporation. (INCORPORATED BY REFERENCE TO EXHIBIT 10.7(B) TO THE REGISTRANT'S 1993 FORM 10-K)

     EXHIBIT
     NUMBER    DESCRIPTION

     10.6(c) Loan Assumption, Modification and Extension Agreement (the "Assumption Agreement"), dated August 12, 1993, among Kenco Williams, Inc., Sparkomatic Corporation and MetLife Capital Corporation and the Guaranty given by Williams to MetLife to guaranty the obligations of Kenco Williams, Inc. to MetLife thereunder. (INCORPORATED BY REFERENCE TO EXHIBIT 10.9 TO THE REGISTRANT'S POST-EFFECTIVE AMENDMENT NO. 1, AS FILED WITH THE COMMISSION ON SEPTEMBER 23, 1993, ON FORM S-3 TO THE 1989 FORM S-18 (THE "POST-EFFECTIVE AMENDMENT"))

     10.6(d) Guaranty dated as of March 31, 1994 made by the Registrant in favor of MetLife Capital Corporation. (INCORPORATED BY REFERENCE TO EXHIBIT 10.1 TO THE REGISTRANT'S QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 1994)

     10.7(a) Guaranty dated as of October 2, 1995 by Thomas W. Itin to the Registrant (the "Itin Guaranty"). (INCORPORATED BY REFERENCE TO
               EXHIBIT 10.9 TO THE REGISTRANT'S 1995 FORM 10-K)

     10.7(b)   Amendment One to the Itin Guaranty. FILED HEREWITH

     10.8 Security Agreement between Ajay and its subsidiaries, as debtors, and the Registrant and its subsidiaries, as secured parties. FILED HEREWITH.

     21.1      List of Subsidiaries. SEE ITEM 1 IN THIS REPORT

     27.1      Financial Data Schedule. FILED HEREWITH