Form 10-Q
period 1997-12-31
WILLIAMS CONTROLS INC
filed 1998-02-17
CIK 854860

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


        [ x ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 1997

                                       OR

       [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________  to _____________


                         Commission file number 0-18083


                             Williams Controls, Inc.
                             ------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                         84-1099587
--------------------------------                          --------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

      14100 SW 72nd Avenue
          Portland, Oregon                                             97224
---------------------------------------                    -------------------
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

The number of shares outstanding of the registrant's common stock as of January 31, 1998: 17,932,040

                             Williams Controls, Inc.

                                      Index


                                                                            Page
                                                                          Number

Part I.  Financial Information

  Item 1.  Financial Statements

           Consolidated Balance Sheet, December 31, 1997 (unaudited)
              and September 30, 1997                                         3

           Unaudited Consolidated Statement of Shareholders' Equity,
              three months ended December 31, 1997                           4

           Unaudited Consolidated Statement of Operations,
              three months ended December 31, 1997 and 1996                  5

           Unaudited Consolidated Statement of Cash Flows,
              three months ended December 31, 1997 and 1996                  6

           Notes to Unaudited Consolidated Financial Statements            7-9

  Item 2.  Management's Discussion and Analysis
              of Financial Condition and Results of Operations           10-13


Part II.  Other Information

  Item 4.  Submission of Matters to a Vote of Security Holders              14

  Item 5.  Other Information                                                14

  Item 6.  Exhibits and Reports on Form 8-K                                 14

           Signature Page                                                   15

                          Williams Controls Inc.

                        Consolidated Balance Sheet
      (Dollars in thousands, except share and per share information)



                                                 December 31,     September 30,
                                                   1997               1997
                                                (unaudited)
                                               --------------  ---------------
                 ASSETS
Current Assets:
   Cash and cash equivalents                  $       961     $        700
   Trade and other accounts receivable, less
    allowance of $127 and $185 at December 31
    and September 30, respectively                  8,682            8,468
   Inventories                                     14,717           14,517
   Prepaid expenses                                 1,181              713
   Net assets held for disposition                    307              638
   Other current assets                             1,098            1,098
                                               --------------  ---------------
     Total current assets                          26,946           26,134

Investment in affiliate                               201              559
Property plant & equipment, net                    17,644           18,080
Receivables from affiliate                          3,611            3,645
Net assets held for disposition                     1,919            1,610
Other assets                                        1,321            1,348
                                               ---------------  --------------
     Total assets                              $   51,642       $   51,376
                                               ==============  ===============

  LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                            $    5,719       $    5,070
   Accrued expenses                                 2,599            3,008
   Current portion of long-term debt
    and capital leases                              1,425            1,428
   Estimated loss on disposal                         109              500
                                               --------------   --------------
      Total current liabilities                     9,852           10,006

Long-term debt and capital lease
 obligations                                       22,427           22,857

Other liabilities                                   1,331            1,215

Commitments and contingencies                           -                -

Minority interest in consolidated
subsidiaries                                          442              463

Shareholders' equity:
   Preferred stock ($.01 par value,                     -                -
    50,000,000 authorized)
   Common   stock   ($.01   par   value,
    50,000,000 authorized;18,062,240 and
    17,912,240  issued at December 31, 1997
    and September 30,1997, respectively)              180              179
   Additional paid-in capital                       9,882            9,822
   Retained earnings                                8,096            7,402
   Unearned ESOP shares                              (191)            (191)
   Treasury stock (130,200 and 195,200
    shares at December 31, 1997
    and September 30, 1997, respectively)            (377)            (377)
                                               --------------   --------------
   Total shareholders' equity                      17,590           16,835
                                               ==============   ==============
    Total liabilities and shareholders'equity $    51,642      $    51,376
                                               ==============   ==============





       The accompanying notes are an integral part of these statements.

                             Williams Controls, Inc.
                Consolidated Statement of Shareholders' Equity
                             (Dollars in thousands)
                                   (unaudited)



                                    Issued
                                 Common stock
                               ------------------      Additional   Retained     Unearned   Treasury   Shareholders'
                                Shares     Amount        Paid in     Earnings      ESOP      Shares      Equity
                                                         Capital                  Shares
                              ----------------------------------------------------------------------------------------

Balance, September 30, 1997   17,912,240   $    179      $ 9,822       $7,402   $    (191)  $    (377)   $ 16,835

Net earnings                           -          -            -          694           -           -         694
Common stock issued
 pursuant to exercise
 of warrant/options              150,000          1           60            -           -           -          61
                              ---------------------------------------------------------------------------------------
Balance, December 31, 1997    18,062,240   $    180       $ 9,882       $8,096   $    (191)  $   (377)   $ 17,590
                              =======================================================================================







           The accompanying notes are an integral part of these statements.

                           Williams Controls, Inc.
                      Consolidated Statement of Operations
         (Dollars in thousands, except share and per share information)
                                   (unaudited)

                                               Three months    Three months
                                                Ended          Ended
                                                December        December
                                                31, 1997        31, 1996
                                              --------------  -------------

Sales                                           $    14,944    $    13,521
Cost of sales                                        10,789         10,136
                                              --------------  -------------
Gross margin                                          4,155          3,385

Operating expenses:
  Research and development                              559            471
  Selling                                               691            676
  Administration                                      1,078            909
                                              --------------  -------------
    Total operating expenses                          2,328          2,056
                                              --------------  -------------

Earnings from continuing operations                   1,827          1,329

Other expenses:
   Interest expense                                     376            517
   Equity interest in loss of affiliate                 358            130
                                              --------------  -------------
     Total other expenses                               734            647
                                              --------------  -------------


Earnings from  continuing  operations  before
  income tax expense                                  1,093            682
Income tax expense, net                                 421            272
                                              --------------  -------------
Earnings from  continuing  operations  before
 minority interest                                      672            410
Minority  interest in net (earnings)  loss of
consolidated subsidiaries                                22           (18)
                                              --------------  -------------

Net earnings from continuing operations                 694            392

Discontinued operations:
   Loss from operations of automotive
   accessories segment                                    -          (380)
                                              --------------  -------------
   Loss from discontinued operations                      -          (380)
                                              --------------  -------------


Net earnings                                    $       694   $         12
                                              ==============  =============


Basic and diluted  earnings  per common share
from continuing operations                      $      0.04   $       0.02
Basic and diluted  loss per common share from
discontinued operations                                   -   $     (0.02)
                                              --------------  -------------
Basic and  diluted  net  earnings  per common
share                                           $      0.04   $       0.00
                                              ==============  =============




       The accompanying notes are an integral part of these statements.

                             Williams Controls, Inc.
                    Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                 (unaudited)

                                                Three months     Three months
                                                   Ended            Ended
                                                December 31,      December 31,
                                                   1997              1996
                                               -------------   --------------
Cash flows from operating activities:
  Net income                                         $ 694          $   12
Adjustments to reconcile net income to net
 cash from continuing operations:
  Loss from discontinued operations                      -             380
  Depreciation and amortization                        360             343
  Minority  interest  in  earnings (loss) of
  consolidated subsidiaries                           (22)              18
  Equity interest in loss of affiliate                 358             130
Changes in working capital of continuing
operations:
  Receivables                                        (180)             124
  Inventories                                          128             246
  Accounts payable and accrued expenses                240         (2,082)
  Prepaid expenses and other                         (467)           (530)
                                              -------------  --------------
  Net cash  provided  by (used in)  operating
  activities of continuing operations                1,111         (1,359)

Cash flows from investing activities:
  Payments for property, plant and equipment         (239)           (173)
                                              -------------  --------------
Net cash used for investing activities of
continuing operations                                (239)           (173)

Cash flows from financing activities:
  Repayments  of  long-term  debt and capital
  lease obligations                                  (400)            (40)
  Proceeds from issuance of common stock                61
                                              -------------  --------------
Net cash provided by financing activities of
 continuing operations                               (339)            (40)

Net cash provided by (used in) discontinued
 operations                                          (272)           1,869

Net increase in cash and cash equivalents              261             297

Cash and cash equivalents at beginning of
 period                                                700           1,379
                                               -------------  --------------
  Cash and cash equivalents at end of period       $   961       $   1,676
                                               =============  ==============



        The accompanying notes are an integral part of these statements.

                             Williams Controls, Inc.
              Notes to Unaudited Consolidated Financial Statements
            Three Months ended December 31, 1997 and 1996 (Dollars in
                      thousands, except per share amounts)

Cautionary Statement: This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, those statements relating to development of new products, the financial condition of the Company, the ability to increase distribution of the Company's products, integration of businesses the Company acquires, disposition of any current business of the Company, including its Kenco division. These forward-looking statements are subject to the business and economic risks faced by the Company. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of the factors described above and other factors described elsewhere in this report.

1.   Organization

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

2.   Interim Consolidated Financial Statements

The interim consolidated financial statements have been prepared by the Company and, in the opinion of management, reflect all material adjustments which are necessary to a fair statement of results for the interim periods presented. Certain information and footnote disclosure made in the last annual report on Form 10-K have been condensed or omitted for the interim consolidated statements. Certain costs are estimated for the full year and allocated to interim periods based on activity associated with the interim period. Accordingly, such costs are subject to year-end adjustment. It is the Company's opinion that, when the interim consolidated statements are read in conjunction with the September 30, 1997 annual report on Form 10-K, the disclosures are adequate to make the information presented not misleading. The interim consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated.

3.   Earnings (loss) per Share

As required, the Company adopted Statement of Financial Accounting Standards No. 128 during the quarter ended December 31, 1997. This statement requires dual presentation of basic and diluted earnings per share (EPS) with a reconciliation of the numerator and denominator of the EPS computations. Basic per share amounts are based on the weighted average shares of common stock outstanding. Diluted earnings per share assume the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. Accordingly, this presentation has been adopted for all periods presented. The basic and diluted weighted average shares outstanding are as follows:

                                          Three Months      Three Months
                                             Ended             Ended
                                         December 31,       December 31,
                                             1997               1996
                                        ---------------   ---------------

Weighted average shares outstanding      17,832,040           17,674,787
   Less unallocated ESOP shares              86,000              140,000
                                     ---------------      ---------------
Weighted average outstanding shares
used for basic EPS                       17,746,040           17,534,787
   Plus incremental shares from
   assumed issuance of stock
   options and other contingent
   issuances                                753,960              465,213
                                     ---------------      ---------------
Weighted average outstanding shares
used for diluted EPS                     18,500,000           18,000,000
                                     ===============      ===============

                             Williams Controls, Inc.
              Notes to Unaudited Consolidated Financial Statements
            Three Months ended December 31, 1997 and 1996 (Dollars in
                      thousands, except per share amounts)

4.    Year 2000 Conversion

The Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software failures. Software failures due to processing errors potentially arising from calculations using the Year 2000 date are a known risk. The Company is addressing this risk to the availability and integrity of financial systems and the reliability of the operational systems. The Company has established processes for evaluating and managing the risks and cost associated with this problem, including communicating with suppliers, dealers and others with which it does business to coordinate Year 2000 conversion. The total cost of compliance and its effect on the Company's future results of operations is being determined as part of the detailed conversion planning process.

5.   Inventories

Inventories consisted of the following:
                                         December 31,     September 30,
                                           1997               1997
                                        ------------       ------------

  Raw material                             $  9,130           $ 8,173
  Work in process                             1,679             2,035
  Finished goods                              3,908             4,309
                                        ------------      ------------
                                          $  14,717           $14,517
                                        ============      ============


Finished goods include component parts and finished product ready for shipment.

6.   Sale Leaseback

In April 1997 the Company sold its Portland, Oregon manufacturing facility in a sale-leaseback transaction for $4,524, less $250 withheld in an escrow fund for possible environmental cleanup costs. The Company may be required to repurchase the property within one year if it cannot cure possible environmental problems at the sold property and may be required to finance part of the purchaser's price in the second or third quarter of fiscal 1998 if the purchaser cannot obtain permanent financing from a lender who would accept the environmental condition of the property. The acquisition agreement between the Company and the previous building owner contains provisions for indemnification of any environmental cleanup costs after the Company spends $25 towards such cleanup. The Company intends to seek indemnification from the prior property owner for permanent monitoring or cleanup costs, if any.

The purchaser previously informed the Company that it had entered into a purchase and sale agreement with a third party who would purchase the building without any contingent repurchase obligation subject to third party due diligence. In January, 1998, the purchaser informed the Company that the third party declined to purchase the building.

                             Williams Controls, Inc.
              Notes to Unaudited Consolidated Financial Statements
            Three Months ended December 31, 1997 and 1996 (Dollars in
                      thousands, except per share amounts)

7.    Segment Information


                                                       Three months        Three months
                                                          Ended                Ended
                                                       December 31,         December 31,
                                                          1997                  1996
                                                      --------------       -------------

Net sales by classes of similar products from continuing operations

Vehicle components                                         $ 11,697             $ 9,464
Agricultural equipment                                        2,247               3,104
Electrical components and GPS                                 1,000                 953
                                                             -------            --------
                                                             14,944              13,521
                                                             =======            ========
Earnings (loss) from continuing operations

Vehicle components                                            2,394               1,337
Agricultural equipment                                        (177)                 212
Electrical components and GPS                                 (390)               (220)
                                                             -------            --------
                                                              1,827               1,329
                                                             =======            ========
Identifiable assets

Vehicle components                                           21,975              19,457
Agricultural equipment                                       10,541              13,114
Electrical components and GPS                                 8,388               7,583
                                                             -------            --------
Total assets - continuing operations                         40,904              40,154
Automotive accessories-discontinued operations               10,738              12,836
                                                             -------            --------
Total assets                                                 51,642              52,990
                                                             =======            ========

Capital expenditures

Vehicle components                                               45                  65
Agricultural equipment                                          109                  76
Electrical components and GPS                                    85                  32
                                                             --------           --------
Total capital expenditures-continuing operations                239                 173
Automotive accessories-discontinued operations                   38                  50
                                                             --------           --------
Total capital expenditures                                      277                 223
                                                             ========           ========

Depreciation and amortization

Vehicle components                                              230                 215
Agricultural equipment                                           50                  67
Electrical components and GPS                                    80                  61
                                                             --------           --------
Total depreciation and amortization-
 continuing operations                                          360                 343
Automotive accessories-discontinued operations                   59                  54
                                                             --------           --------
Total depreciation and amortization                          $  419              $  397
                                                             ========           ========




                             Williams Controls, Inc.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                (Dollars in thousands, except per share amounts)


See "Cautionary Statement" contained at the beginning of this report.


Financial Condition, Liquidity and Capital Resources

The Company's principal sources of liquidity during the three months ended December 31, 1997 were funds generated from continuing operations of $1,111 compared to cash used in operations of $1,359 for the same period in fiscal 1997. At December 31, 1997 the Company's working capital improved to $17,094 compared to $16,128 at September 30, 1997. The current ratio at December 31, 1997 also improved to 2.7 compared to 2.6 at September 30, 1997.

The Company used cash for discontinued operations of $272 during the first quarter ended December 31, 1997 compared to cash provided by discontinued operations of $1,869 for the first quarter in fiscal 1997. Cash flow from discontinued operations decreased due to operating losses in the current year quarter. The prior year quarter benefited from higher collections of accounts receivable and inventory reductions.

The Company anticipates that cash generated from continuing operations and borrowings will be sufficient to satisfy working capital for its continuing operations; however, the Company will require additional financing to fund certain research and development projects, an additional investment in Ajay, new equipment purchases and moving of the PPT facility. The Company intends to raise the additional capital through the sale of Kenco, which is expected to occur in the second quarter of fiscal 1998, a possible sale/leaseback of its Aptek manufacturing and research facility in Deerfield Beach, Florida and a private placement or public offering of common or preferred stock. The Company is in discussions with investment bankers regarding these transactions; however, there is no assurance that the Company can raise new capital on terms acceptable to the Company. The Company had $1,505 of loan availability under the revolving loan as of December 31, 1997.

The proceeds of the sale of Kenco are expected to be approximately $1,600 and a $1,500 retained equity investment in the acquiring company plus the assumption of certain liabilities. In addition, the sale of Kenco inventory during the nine months following the sale are expected to generate an additional $3,000 to $4,000 of cash. The proceeds from the sale of Kenco, if completed, will be used to repay bank debt of approximately $1,600. Any excess proceeds from inventory sales will be used first to repay the $2,340 bridge loan provided to Ajay by a previous lender.

In April 1997 the Company sold its Portland, Oregon manufacturing facility in a sale-leaseback transaction for $4,524. The Company may be required to repurchase the property in April 1998 if it cannot cure possible environmental problems at the sold property or may be required to finance $3,200 of the purchaser's price if the purchaser cannot obtain permanent financing from a lender who would accept the environmental condition of the property. The acquisition agreement between the Company and the previous building owner contains provisions for indemnification of any environmental cleanup costs after the Company spends $25 towards such cleanup. The Company intends to seek indemnification from the prior property owner for permanent monitoring or cleanup costs, if any.

The purchaser previously informed the Company that it entered into a purchase and sale agreement with a third party who would purchase the building without any contingent repurchase obligation subject to third party due diligence. In January 1998 the purchaser informed the Company that the third party declined to purchase the building.

                           Williams Controls, Inc.
                   Management's Discussion and Analysis of
                Financial Condition and Results of Operations
               (Dollars in thousands, except per share amounts)


Financial Condition, Liquidity and Capital Resources (continued)

In fiscal 1997 the Company and Ajay agreed to a plan (the "Ajay Recapitalization") whereby Ajay plans to obtain permanent bank financing independent of the Company's loan which, management of Ajay has informed the Company, when combined with a final investment by the Company, would result in adequate working capital and eliminate any requirements for further advances or guarantees from the Company. Ajay management informed the Company it has signed a proposal letter with a lender for an asset based loan, which Ajay management informed the Company that it believes that based on expected loan advance rates would result in an approximately $2,000 shortfall of its projected working capital needs. The Company intends to invest up to $2,000 to provide Ajay adequate working capital, of which approximately $1,000 would be required no later than the end of the second quarter of fiscal 1998.

If Ajay successfully completes its bank financing, the Company has also proposed to exchange up to $4,000 of loans and advances into convertible voting preferred stock which Ajay management has informed the Company that it believes would allow Ajay to meet the minimum net worth criteria for continued listing on the NASDAQ. The preferred stock would pay a dividend rate of 9% and would be convertible into up to 12,000,000 shares of Ajay common stock. As presently proposed, the dividend rate would increase two percentage points each in the year 2002 and 2003 if Ajay does not achieve pre-tax earnings of at least $500 in the two consecutive years prior to 2002 and 2003. The Company has also agreed to purchase in fiscal 1998 approximately $1,000 of notes payable by Ajay to affiliated parties which had provided loans to Ajay to help Ajay finance operations during the financial restructuring; such notes payable have not yet been purchased.

                             Williams Controls, Inc.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                (Dollars in thousands, except per share amounts)

Results of Operations
Three months ended December 31, 1997 compared to the three months ended December 31, 1996

Overview

Net sales from continuing operations increased 10.5% to $14,944 for the first quarter ended December 31, 1997 from $13,521 in the same period in fiscal 1997. Increased sales are attributed to higher unit sales volumes in the Company's vehicle component segment, which were partially offset by declining unit sales volumes in the agricultural equipment segment.

Net earnings from continuing operations increased 77.0% to $694 in the first quarter of fiscal 1998 from $392 in the same fiscal 1997 quarter due to increases in unit sales volumes in the Company's vehicle component segment, which were partially offset by declining unit sales volumes in the agricultural equipment segment and additional equity interest in losses of affiliate (Ajay Sports, Inc.).

Net income increased to $694 in the first quarter of fiscal 1998 from $12 in the comparable fiscal 1997 quarter due to higher profitability in the vehicle component segment and elimination of losses in the Company's discontinued operations which were offset by increased losses in the Company's agricultural equipment segment and additional equity interest in losses of affiliate (Ajay Sports, Inc.).

Net Sales

Net sales from continuing operations in the vehicle components segment increased 23.6% to $11,697 in the first quarter of fiscal 1998 compared to $ 9,464 in the same quarter in fiscal 1997. Sales increases were due to higher ETC unit sales volumes in the Class 7 and 8 truck OEM markets. Sales increases in the vehicle component segment were partially offset by decreases in sales of 27.6% in the Company's agricultural equipment segment. Sales declines in the agricultural equipment segment are attributed primarily to excess dealer inventory.

Gross margin

Gross margin from continuing operations increased 22.7% to $4,155 in the first quarter in fiscal 1998 compared to the prior year quarter. Gross margins as a percentage of net sales from continuing operations were 27.8% in the first quarter of fiscal 1998 and 25.0% in the same fiscal 1997 quarter. Increases in dollar amount in the first quarter of fiscal 1998 resulted primarily from higher unit sales volumes in the vehicle component segment offset by gross margin decreases of 67.2% in the Company's agricultural equipment segment due to lower sales volumes.

Operating expenses

Operating expenses for continuing operations increased 13.2% during the first quarter ended December 31, 1997 compared to amounts in the same quarter in fiscal 1997. Operating expenses as a percentage of net sales from continuing operations decreased in the first quarter of fiscal 1998 to 15.6% from 15.2% in the same fiscal 1997 quarter. Operating expenses increased 11.3% in the first quarter of fiscal 1998 in the vehicle component segment to $1,305 and 61.6% in the electronic components and GPS segment to $564. Increases in operating expenses were attributed to higher sales volumes of the Company's ETC and GPS products. Operating expenses decreased 14.0% in the agricultural equipment segment to $459 compared to amounts in the first quarter of fiscal 1997. Decreases in this segment are attributed to lower sales volumes.

                             Williams Controls, Inc.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                (Dollars in thousands, except per share amounts)

Results of Operations (continued)

Research and development expenses for continuing operations increased 18.7% to $559 during the first quarter of fiscal 1998 compared to amounts in the same quarter in fiscal 1997. As a percentage of net sales from continuing operations, research and development expenses increased to 3.7% from 3.5%. In 1997 the Company curtailed research and development activities in all business segments during the Company's bank refinancing negotiations in fiscal 1997.

Selling expenses for continuing operations increased 2.2% to $691 in the first quarter of fiscal 1998 compared to amounts in the same quarter in fiscal 1997. Selling expenses as a percentage of net sales from continuing operations decreased to 4.6% in the first quarter of fiscal 1998 compared to 5.0% in the same 1997 quarter. Selling expenses decreased as a percentage of sales due to increased sales volumes in the vehicle components segment.

General and administrative expenses for continuing operations increased 18.6% in the first quarter of fiscal 1998 to $1,078 compared to amounts in the same quarter in fiscal 1997. General and administrative expenses as a percentage of net sales from continuing operations increased to 7.2% in the first quarter of fiscal 1998 from 6.7% in the same quarter in fiscal 1997. Increases were primarily due to additional personnel required for current and future growth activities.

Earnings from continuing operations

Earnings from continuing operations increased $498, or 37.5%, to $1,827 in the first quarter of fiscal 1998 from $1,329 in the same quarter of fiscal 1997 due to a $1,057 increase in operating income in the automotive components segment offset by a $389 decrease in the agricultural equipment segment and a $170 decrease in the electrical components and GPS business segments.

Other Expenses

Other expenses increased 13.4% to $734 in the first quarter of fiscal 1998 from $647 in the same quarter of fiscal 1997. Increases were primarily attributed to increased equity interest in losses of affiliate (AJAY Sports, Inc.).

Discontinued operations

Net losses from the discontinued automotive accessories segment were $391 net of tax benefits of $201 for the first quarter ended December 31, 1997, compared to $582 net of tax benefits of $302 in the same quarter of fiscal 1997. Estimated future losses from discontinued operations were accrued in fiscal 1997; therefore, there was no net loss effect in the first quarter of 1998.

Net sales from the discontinued segment declined $1,581, or 50%, in the first quarter of fiscal 1998 to $1,582 compared to levels achieved in the fiscal 1997 quarter. The decline in automotive accessory sales was due to lower unit sales and lower prices resulting from strong downward price pressure generated by competitors who are more vertically integrated and have lower cost structures than the Company's automotive accessories segment.

At December 31, 1997 the Company had estimated losses on disposal of $109 remaining as a current liability. The Company expects the sale of Kenco to occur in the second quarter of fiscal 1998. The Company may be required to increase its estimate of losses on disposal if the sale does not occur by that date.

                           Williams Controls, Inc.

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




                                          WILLIAMS CONTROLS, INC.


                                         /s/Thomas W. Itin
                                         ------------------------------------
                                         Thomas W. Itin, Chairman
                                         President and Chief Executive Officer



                                         /s/Gerard A. Herlihy
                                         -------------------------------------
                                         Gerard A.  Herlihy,  Chief  Financial
                                          Officer










Date: February 13, 1998