Form 10-Q
period 1998-03-31
WILLIAMS CONTROLS INC
filed 1998-05-01
CIK 854860

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


          [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 1998.

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      For the transition period from    to
                                                    ---    ---

                         Commission file number 0-18083


                             Williams Controls, Inc.
                             -----------------------
             (Exact name of registrant as specified in its charter)


              Delaware                                            84-1099587
   -------------------------------                           -------------------
   (State or other jurisdiction of                            (I.R.S.  Employer
    incorporation or organization)                           Identification No.)

         14100 SW 72nd Avenue
           Portland, Oregon                                         97224
---------------------------------------                           ----------
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

                                   Yes  X    No
                                       ---      ---

The number of shares outstanding of the registrant's common stock as of April 30, 1998: 17,932,040

================================================================================

                            Williams Controls, Inc.

                                      Index


                                                                           Page
                                                                          Number
                                                                          ------

Part I.  Financial Information

     Item 1. Financial Statements

               Consolidated Balance Sheets, March 31, 1998 (unaudited)
                and September 30, 1997                                        3

               Unaudited Consolidated Statement of Shareholders' Equity,
                six months ended March 31, 1998                               4

               Unaudited Consolidated Statements of Operations,
                three and six months ended March 31, 1998 and 1997            5

               Unaudited Consolidated Statements of Cash Flows,
                six months ended March 31, 1998 and 1997                      6

               Notes to Unaudited Consolidated Financial Statements        7-11

     Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations                         12-16


Part II.  Other Information

     Item 1. Legal Proceedings                                               17

     Item 2. Changes in Securites and Use of Proceeds                        17

     Item 3. Defaults Upon Senior Securities                                 17

     Item 4. Submission of Matters to a Vote of Security Holders             17

     Item 5. Other Information                                               17

     Item 6. Exhibits and Reports on Form 8-K                                18

             Signature Page                                                  19

                             Williams Controls Inc.
                           Consolidated Balance Sheets
         (Dollars in thousands, except share and per share information)

                                                                                        March 31,    September 30,
                                                                                          1998           1997
                                                                                       (unaudited)
                                                                                        ---------    -------------
ASSETS
Current Assets:
   Cash and cash equivalents                                                            $  1,064       $    700
   Trade and other accounts receivable, less allowance of $241 and
     $185 at March 31, 1998 and September 30, 1997, respectively                          13,038          8,468
   Inventories                                                                            13,998         14,517
   Prepaid expenses                                                                        1,377            713
   Net assets held for disposition                                                          --              638
   Other current assets                                                                    1,098          1,098
                                                                                        --------       --------
     Total current assets                                                                 30,575         26,134

Investment in affiliate                                                                      161            559
Property plant & equipment, net                                                           18,076         18,080
Receivables from affiliate                                                                 3,634          3,645
Net assets held for disposition                                                             --            1,610
Other assets                                                                               3,290          1,348
                                                                                        ========       ========
     Total assets                                                                       $ 55,736       $ 51,376
                                                                                        ========       ========

LIABILITIES AND SHAREHOLDERS'EQUITY

Current Liabilities:
   Accounts payable                                                                        6,372          5,070
   Accrued expenses                                                                        3,703          3,008
   Current portion of long-term debt and capital leases                                    1,517          1,428
   Other current liabilities                                                                  49            500
                                                                                        --------       --------
      Total current liabilities                                                           11,641         10,006

Long-term debt and capital lease obligations                                              23,522         22,857
Other liabilities                                                                          1,471          1,214

Commitments and contingencies                                                               --             --

Minority interest in consolidated subsidiaries                                               424            464

Shareholders' equity:
   Preferred stock ($.01 par value, 50,000,000 authorized)                                  --             --
   Common stock ($.01 par value,  50,000,000 authorized;
      18,062,240 and 17,912,240 issued at March 31, 1998
      and September 30, 1997, respectively)                                                  180            179
   Additional paid-in capital                                                              9,882          9,822
   Retained earnings                                                                       9,184          7,402
   Unearned ESOP shares                                                                     (191)          (191)
   Treasury stock (130,200 shares at March 31, 1998 and
     September 30, 1997, respectively)                                                      (377)          (377)
                                                                                        --------       --------
      Total shareholders' equity                                                          18,678         16,835
                                                                                        ========       ========
        Total liabilities and shareholders' equity                                      $ 55,736       $ 51,376
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

                            Williams Controls, Inc.
                 Consolidated Statement of Shareholders' Equity
                             (Dollars in thousands)
                                  (unaudited)

                                                   Issued
                                                Common stock       Additional
                                           ----------------------    Paid in    Retained     Unearned      Treasury   Shareholders
                                             Shares      Amount      Capital    Earnings    ESOP Shares     Shares       Equity
                                           ----------  ----------  ----------  ----------  ------------   ----------   ----------

Balance, September 30, 1997                17,912,240  $      179  $    9,822  $    7,402  $       (191)  $     (377)  $   16,835

Net earnings                                     --          --          --         1,782          --           --          1,782
Common stock issued
   pursuant to exercise
   of warrants/options                        150,000           1          60        --            --           --             61
                                           ----------  ----------  ----------  ----------  ------------   ----------   ----------
Balance, March 31, 1998                    18,062,240  $      180  $    9,882  $    9,184  $       (191)  $     (377)  $   18,678
                                           ==========  ==========  ==========  ==========  ============   ==========   ==========
















































        The accompanying notes are an integral part of these statements.

                            Williams Controls, Inc.
                      Consolidated Statements of Operations
         (Dollars in thousands, except share and per share information)
                                  (unaudited)

                                                            Three months       Three months       Six months         Six months
                                                               Ended              Ended              Ended              Ended
                                                             March 31,          March 31,          March 31,          March 31,
                                                               1998               1997               1998               1997
                                                          ---------------    ---------------    --------------     --------------
Sales                                                       $     17,891       $     14,248       $    32,835        $    27,769
Cost of sales                                                     12,586             10,867            23,375             21,003
                                                          ---------------    ---------------    --------------     --------------
Gross margin                                                       5,305              3,381             9,460              6,766

Operating expenses:
  Research and development                                           730                489             1,289                960
  Selling                                                            736                777             1,427              1,453
  Administration                                                   1,347              1,028             2,425              1,937
                                                          ---------------    ---------------    --------------     --------------
    Total operating expenses                                       2,813              2,294             5,141              4,350
                                                          ---------------    ---------------    --------------     --------------

Earnings from continuing operations                                2,492              1,087             4,319              2,416

Other expenses:
   Interest expense                                                  431                455               806                972
   Equity interest in loss of affiliate                               40                 49               398                179
                                                          ---------------    ---------------    --------------     --------------
     Total other expenses                                            471                504             1,204              1,151
                                                          ---------------    ---------------    --------------     --------------


Earnings from  continuing  operations  before income tax
   expense                                                         2,021                583             3,115              1,265
Income tax expense                                                   791                241             1,212                513
                                                          ---------------    ---------------    --------------     --------------
Earnings from continuing operations before minority
   interest                                                        1,230                342             1,903                752
Minority interest in net loss of consolidated subsidiaries            17                 49                39                 31
                                                          ---------------    ---------------    --------------     --------------

Net earnings from continuing operations                            1,247                391             1,942                783

Discontinued operations:
   Loss from operations of automotive accessories segment          (160)              (521)             (160)              (901)
                                                          ---------------    ---------------    --------------     --------------
   Loss from discontinued operations                               (160)              (521)             (160)              (901)
                                                          ---------------    ---------------    --------------     --------------


Net earnings (loss)                                         $     1,087        $      (130)       $     1,782              (118)
                                                          ===============    ===============    ==============     ==============


Basic and diluted earnings per common share from
   continuing operations                                    $       0.07       $      0.02        $      0.11        $     0.04
Basic and diluted loss per common share from
   discontinued operations                                         (0.01)            (0.03)             (0.01)            (0.05)
                                                          ---------------    ---------------    --------------     --------------
Basic and diluted net earnings (loss) per common share      $       0.06       $     (0.01)       $      0.10        $    (0.01)
                                                          ===============    ===============    ==============     ==============












        The accompanying notes are an integral part of these statements.

                             Williams Controls, Inc.
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                  (unaudited)


                                             Six months         Six months
                                               Ended               Ended
                                           March 31, 1998      March 31, 1997
                                          ----------------    ----------------
Cash flows from operating activities:
   Net income (loss)                         $     1,782         $      (118)
   Adjustments to reconcile net income
     (loss) to net cash from continuing
     operations:
        Loss from discontinued operations            160                 901
        Depreciation and amortization                715                 726
        Minority interest in earnings (loss)
           in consolidated subsidiaries              (39)                (31)
        Equity interest in loss of affiliate         398                 179
    Changes in working capital of continuing
     operations:
        Receivables                               (3,053)               (518)
        Prepaid expenses                            (659)               (830)
        Inventories                               (1,132)               (608)
        Accounts payable and accrued
           expenses                                2,219                (782)
        Other                                        (26)              1,106
                                          ----------------    ----------------
Net cash provided by operating activities
   of continuing operations                          365                  25

Cash flows from investing activities:
   Proceeds from the sale of discontinued
      operations                                   1,124                  --
   Payments for property, plant and
      equipment                                     (491)               (390)
                                          ----------------    ----------------
Net cash provided by (used in) investing
   activities of continuing operations               633                (390)

Cash flows from financing activities:
   Proceeds (repayments) of long-term debt
      and capital lease obligations                  700                 (50)
   Proceeds from sale and issuance of
      common stock                                    62                  --
                                          ----------------    ----------------
Net cash provided by (used in) financing
   activities of continuing operations               762                 (50)

Net cash provided by (used in)
   discontinued operations                        (1,396)              1,783

Net increase in cash and cash equivalents            364               1,368

Cash and cash equivalents at beginning
   of period                                         700               1,379

                                          ================    ================
Cash and cash equivalents at end of
   period                                    $     1,064         $     2,747
                                          ================    ================


Supplemental disclosure of non-cash investing and financing activities:

Disposition of Kenco:
   Net assets and liabilities sold           $     2,374         $        --
   Allowances                                      1,376                  --
   Preferred stock                                (2,000)                 --
   Other receivable                                 (250)                 --
   Receivable for inventory sold                    (430)                 --
   Net gain on disposition                            54                  --
                                          ----------------    ----------------
   Cash received                             $     1,124         $        --
                                          ================    ================






        The accompanying notes are an integral part of these statements.

                             Williams Controls, Inc.
                     Notes to Unaudited Financial Statements
               Three and Six Months  ended March 31,  1998 and 1997
                (Dollars in thousands, except per share amounts)

Cautionary Statement: This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, those statements relating to development of new products, the financial condition of the Company, the ability to increase distribution of the Company's products, integration of businesses the Company has acquired, disposition of any current business of the Company, and the Company's investment in and relationship with Ajay Sports, Inc., a related company. These forward-looking statements are subject to the business and economic risks faced by the Company. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of the factors described above and other factors described elsewhere in this report.

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

2.  The Interim Consolidated Financial Statements

The unaudited interim consolidated financial statements have been prepared by the Company and, in the opinion of management, reflect all material adjustments which are necessary to a fair statement of results for the interim periods presented. Certain information and footnote disclosure made in the last annual report on Form 10-K have been condensed or omitted for the interim consolidated statements. Certain costs are estimated for the full year and allocated to interim periods based on activity associated with the interim period. Accordingly, such costs are subject to year-end adjustment. It is the Company's opinion that, when the interim consolidated statements are read in conjunction with the September 30, 1997 annual report on Form 10-K, the disclosures are adequate to make the information presented not misleading. The interim consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated.

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

                                               Three Months          Three Months           Six Months            Six Months
                                                  Ended                  Ended                 Ended                 Ended
                                              March 31, 1998         March 31, 1997        March 31, 1998        March 31, 1997
                                            ------------------     -----------------     -----------------     -----------------

Weighted average shares outstanding               17,932,040            17,912,240            17,882,873            17,912,240
      Less unallocated ESOP shares                    86,000               140,000                86,000               140,000
                                            ------------------     -----------------     -----------------     -----------------
Weighted average outstanding shares
   used for basic EPS                             17,846,040            17,772,240            17,796,873            17,772,240
Plus incremental shares from assumed
   issuance of stock options and other
   contingent issuances                              653,960               127,760               703,127               127,760
                                            ==================     =================     =================     =================
Weighted average outstanding shares used
   for diluted EPS                                18,500,000            17,900,000            18,500,000            17,900,000
                                            ==================     =================     =================     =================

                             Williams Controls, Inc.
                     Notes to Unaudited Financial Statements
               Three and Six Months  ended March 31,  1998 and 1997
                (Dollars in thousands, except per share amounts)


4.  Inventories

Inventories consisted of the following:
                                          March 31,             September 30,
                                            1998                    1997
                                      ----------------        ----------------

     Raw material                        $     5,768             $     5,305
     Work in process                           2,013                   2,035
     Finished goods                            6,217                   7,177
                                      ----------------        ----------------
                                         $    13,998             $    14,517
                                      ================        ================


Finished goods include component parts and finished product ready for shipment.


5.  Year 2000 Conversion

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


6.  Sale of Discontinued Operations

On March 16, 1998, the Company completed the sale of a substantial portion of the assets of Kenco, to Kenco Products, Inc. ("KPI") and entered into warehousing and lease agreements with KPI (the "Kenco Transaction"). The principal owner of KPI is Colfax Group, Inc., a Delaware corporation. One of the principal owners of Colfax Group Inc. had been acting as general manager in charge of operating the business of Kenco for more than the past year. Colfax Group, Inc.is unrelated to the Registrant.

Consideration to the Registrant consisted of $1.1 million cash, a $250,000 receivable, a $430,000 receivable for inventory sold, assumption of $1.0 million of trade payables, accrued expenses and other liabilities related to the assets purchased and $2.0 million of Series A Senior Preferred Stock (2000 shares) of KPI. The preferred stock provides for annual dividends of $80 per share and is convertible to common stock according to certain terms and conditions. The accounting principles followed in determining the consideration received was the fair market value of the assets disposed of.

The carrying values of assets sold in the Kenco Transaction included $1.4 million of productive assets (machinery and equipment, furniture and fixtures and tools and dies), $794,000 of accounts receivable, $530,000 of inventory and $325,000 of prepaid assets, after recording certain adjustments to inventory and other accounts of approximately $1.3 million to the agreed upon sales price.

The Registrant has agreed to warehouse certain inventory not immediately purchased valued at $2.6 million ("Warehouse Agreement"). KPI has agreed to purchase all remaining inventory from Kenco on or before September 30, 1998 subject to certain terms and conditions outlined in the Warehouse agreement.

The Registrant has agreed to lease to KPI the existing building and improvements of Kenco for $23,000 per month ("Lease Agreement"). The lease is currently scheduled to terminate on September 30, 1998, subject to certain early termination provisions if Kenco sells the facility to a third party buyer.

                             Williams Controls, Inc.
                     Notes to Unaudited Financial Statements
               Three and Six Months  ended March 31,  1998 and 1997
                (Dollars in thousands, except per share amounts)

6.  Sale of Discontinued Operations - continued

One of the principal owners of Colfax Group, Inc. has guaranteed the obligations of KPI under the Warehouse Agreement and Lease Agreement subject to certain terms and conditions.

Simultaneously with the closing of the Kenco Transaction, the Registrant repaid $1.1 million outstanding under its existing credit facility with its bank. Pursuant to the Intercreditor Agreement among US Bank, Wells Fargo Bank and the Registrant dated July 14, 1997, the Company is obligated to pay to US Bank the first $2.34 million in proceeds from future sales of inventory to KPI.

The following represents unaudited results of operations on a proforma basis as if the transaction had been consummated as of October 1, 1997 and 1996, respectively.


                                Six Months Ended         Six Months Ended
                                 March 31, 1998           March 31, 1997
                                ----------------         ----------------
    Sales                          $    32,835              $    27,769

    Net Income                           2,102                      943
                                ================         ================

    Earnings per common share
       Basic                       $      0.12              $      0.05
                                ================         ================
       Diluted                     $      0.11              $      0.05
                                ================         ================

                             Williams Controls, Inc.
                     Notes to Unaudited Financial Statements
               Three and Six Months  ended March 31,  1998 and 1997
                (Dollars in thousands, except per share amounts)


7.  Business Segment Information

                                                           Three months        Three months        Six months         Six months
                                                               Ended               Ended              Ended              Ended
                                                             March 31,           March 31,          March 31,          March 31,
                                                               1998                1997               1998               1997
                                                          --------------     ---------------    ---------------     --------------
Net sales by classes of similar products from
   continuing operations
      Vehicle components                                    $   14,530          $   11,113         $   26,227          $  20,577
      Agricultural equipment                                     2,278               2,408              4,525              5,512
      Electrical components and GPS                              1,083                 727              2,083              1,680
                                                          --------------     ---------------    ---------------     --------------
                                                            $   17,891          $   14,248         $   32,835          $  27,769
                                                          ==============     ===============    ===============     ==============

Earnings (loss) from continuing operations
   Vehicle components                                            1,685               1,050              2,799              1,662
   Agricultural equipment                                         (173)               (329)              (364)              (297)
   Electrical components and GPS                                  (282)               (379)              (532)              (613)
                                                          --------------     ---------------    --------------      --------------
                                                                 1,230                 342              1,903                752
                                                          ==============     ===============    ===============     ==============

Capital expenditures
   Vehicle components                                              191                 110                238                177
   Agricultural equipment                                           --                  53                104                129
   Electrical components and GPS                                    64                  55                149                 84
                                                          --------------     ---------------    ---------------     --------------
Total capital expenditures - continuing operations                 255                 218                491                390
Automotive accessories - discontinued operations                    --                 168                 --                219
                                                          ==============     ===============    ===============     ==============

Total capital expenditures                                         255                 386                491                609
                                                          ==============     ===============    ===============     ==============


Depreciation and amortization
   Vehicle components                                              156                 228                387                439
   Agricultural equipment                                           82                  78                163                145
   Electrical components and GPS                                    85                  81                165                142
                                                          --------------     ---------------    ---------------     --------------
Total depreciation and amortization - continuing
   operations                                                      323                 387                715                726
Automotive accessories - discontinued operations                    60                  64                109                122
                                                          ==============     ===============    ===============     ==============
Total depreciation and amortization                         $      383          $      451         $      824          $     848
                                                          ==============     ===============    ===============     ==============


Identifiable assets
   Vehicle components                                                                              $   37,082          $  22,817
   Agricultural equipment                                                                              10,419             12,052
   Electrical components and GPS                                                                        8,235              7,891
                                                                                                ---------------     --------------
Total assets - continuing operations                                                                   55,736             42,760
Automotive accessories - discontinued operations                                                           --             11,999
                                                                                                ===============     ==============

Total assets                                                                                       $   55,736          $  54,759
                                                                                                ===============     ==============


                             Williams Controls, Inc.
                     Notes to Unaudited Financial Statements
               Three and Six Months  ended March 31,  1998 and 1997
                (Dollars in thousands, except per share amounts)


8.  Commitments and Contingencies

Environmental Matters - The Company has identified certain contaminants in the soil and groundwater at and around its Portland, Oregon manufacturing facility which the Company believes may have been disposed of by the previous property owner. The Company believes that the contamination is not a reportable event as defined under the current Oregon statutes. Under Oregon statutes, the Company and other potentially responsible parties are required to investigate further and possibly remediate the contamination. The Company believes that, if required, the remediation would take the form of permanent monitoring, but could include the treatment and removal of the contamination or both. The Company cannot estimate the costs of permanent monitoring, treatment or cleanup at the present time.

The acquisition agreement between the Company and the previous building owner contains provisions for indemnification of any environmental cleanup costs after the Company spends $25 towards such cleanup. The Company intends to seek indemnification from the prior property owner for permanent monitoring or cleanup costs, if any. The prior property owner has advised the Company that it would dispute any liability for remediation costs. The Company beleives that it can enforce available claims against the prior property owner for any costs of investigation or remediation or both.

9.  Subsequent  Events

Refinance of Sale/Leaseback - Although the Company does not have a reportable event with respect to environmental matters discussed in Note 8, in accordance with the terms of the sale/leaseback agreement for the Portland, Oregon manufacturing facility, on April 20, 1998 the Company provided $3,200 of debt financing to the purchaser until the Company receives a "no-further action" letter from the Oregon Department of Environmental Quality related to these environmental matters. This debt is due April 21, 2000 with an interest rate of 8.5% until October 31, 1998, when it increases to 9.75%. The Company may repurchase the facility before the maturity date and has the obligation to repurchase the facility at the maturity date at the original purchase price of $4.6 million plus out-of-pocket costs of the purchaser if a "no-further action" letter is not obtained.

Private Equity Placement - On April 21, 1998, the Company completed a private placement offering of 80,000 shares of Series A convertible redeemable preferred stock at $100 per share, or $8 million. The preferred stock bears a dividend rate of 7.5%, which is payable quarterly, and is convertible at the option of the holder into 2,909,091 shares of the Company's common stock. The preferred stock is redeemable after three years at the option of the Company. In addition, the Company can force conversion of the preferred stock into common shares if the Company's common stock trades at or above $4.125 for twenty out of thirty consecutive trading days. Holders of the Series A preferred stock are entitled to a number of votes equal to those they would have assuming conversion into common stock, without taking into account fractional shares.

The Company intends to use the proceeds of offering to provide debt financing to the purchaser of the Portland, Oregon manufacturing facility, repayment of a bank term loan of $667 and an investment of $2 million to Ajay. The remaining balance will be used for general working capital purposes.

                             Williams Controls, Inc.
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
                (Dollars in thousands, except per share amounts)


See "Cautionary Statement" contained at the beginning of this report.

Financial Condition, Liquidity and Capital Resources
----------------------------------------------------

The Company's principal sources of liquidity during the six months ended March 31, 1998 were proceeds from the sale of discontinued operations of $1,124, borrowings under its credit facilities of $700 and cash provided by operating activities of $365. During the same period, the Company used cash for discontinued operations of $1,396. The six-month period in fiscal 1998 compares to cash provided by discontinued operations of $1,783, repayments of borrowings of $50 and cash provided by continuing operations of $25 for the same period in fiscal 1997. At March 31, 1998 the Company's working capital improved to $18,934 from $16,128 at September 30, 1997. The current ratio also improved to 2.63 at March 31, 1998 from 2.61 at September 30, 1997.

The Company anticipates that cash generated from continuing operations, borrowings and proceeds from the Company's Private Placement completed in April 1998 will be sufficient to satisfy its working capital requirements for continuing operations during the remainder of the current fiscal year.

In April 1997 the Company sold its Portland, Oregon manufacturing facility in a sale-leaseback transaction for $4,524. Under the terms of the agreement on April 20, 1998, the Company provided $3,200 of debt financing to the purchaser until such time that the Company receives a "no further action" letter from the Oregon Department of Environmental Quality related to environmental issues at the property. Upon receipt of such letter the purchaser will be required to refinance the mortgage with a third party lender. If a "no-further action" letter is not obtained, the Company may repurchase the facility before the maturity date and has the obligation to repurchase the facility at the maturity date at the original purchase price of $4.6 million plus out-of-pocket costs of the purchaser.

The purchaser previously informed the Company that it entered into a purchase and sale agreement with a third party who would purchase the building without any contingent repurchase obligation subject to third party due diligence. In January 1998 the purchaser informed the Company that the third party declined to purchase the building.

In fiscal 1997 the Company and Ajay agreed to a plan (the "Ajay Recapitalization") whereby Ajay plans to obtain permanent bank financing independent of the Company's loan which, management of Ajay has informed the Company, when combined with a final investment by the Company to Ajay of $2,000, would result in adequate working capital and eliminate any requirements for further advances or guarantees from the Company. Ajay management informed the Company it has signed a proposal letter with a lender for an asset based loan, which Ajay management informed the Company that it believes that based on expected loan advance rates would result in an approximately $2,000 shortfall of its projected working capital needs. The Company intends to invest up to $2,000 to provide Ajay adequate working capital, of which approximately $1,200 was advanced on April 20, 1998. In addition, as quarantor, the Company is obligated to pay US Bank the first $2.34 million in proceeds from future sales of inventory to KPI.

If Ajay successfully completes its bank financing, the Company has also proposed to exchange up to $5,000 of loans and advances to Ajay into convertible voting preferred stock which Ajay management has informed the Company that it believes would allow Ajay to meet the minimum net worth criteria for continued listing on the NASDAQ. The preferred stock would pay a dividend rate of 9% and would be convertible into up to 12,000,000 shares of Ajay common stock. As presently proposed, the dividend rate would increase two percentage points each in the year 2002 and 2003 if Ajay does not achieve pre-tax earnings of at least $500 in the two consecutive years prior to 2002 and 2003. The Company has also agreed to purchase in fiscal 1998 approximately $1,000 of notes payable by Ajay to affiliated parties which had provided loans to Ajay, to help Ajay finance operations during the financial restructuring; although such notes payable have not yet been purchased.

                             Williams Controls, Inc.
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
                (Dollars in thousands, except per share amounts)


Results of Operations
---------------------
Three months ended March 31, 1998 compared to the three months ended March 31, 1997

Overview
--------

Net sales from continuing operations increased 26% to $17,891 for the second quarter ended March 31, 1998 from $14,248 in the same period in fiscal 1997. Increased sales are attributed primarily to higher unit sales volumes in the Company's vehicle component segment which were partially offset by a decline in unit sales volumes in the agricultural equipment segment.

Net earnings from continuing operations increased 219% to $1,247 in the second quarter ended March 31, 1998 from $391 in the same fiscal 1997 quarter due to increases in unit sales volumes in the Company's vehicle component segment, which were partially offset by declining unit sales volumes in the agricultural equipment segment and additional equity interest in losses of affiliate (Ajay Sports, Inc.).

Net income increased to $1,087 in the second quarter ended March 31, 1998 from a net loss of $130 in the comparable fiscal 1997 quarter due to higher profitability in the vehicle component segment and reduced losses in the Company's discontinued operations which were offset by increased losses in the Company's agricultural equipment segment and additional equity interest in losses of affiliate (Ajay Sports, Inc.).

Net sales from continuing operations
------------------------------------

Net sales  increased  $3,643,  or 26%, to $17,891 for the second  quarter  ended
March 31, 1998 from $14,248 in the prior year quarter. Sales as a percent of total sales in the vehicle components, agricultural equipment and electrical components segments were 81%, 13% and 6% in the 1998 quarter compared to 78%, 17% and 5% in the 1997 quarter. Vehicle component sales in the quarter ended March 31, 1998 increased $3,417, or 31%, due to higher unit sales of component parts to heavy and medium truck manufacturers. Sales of agricultural equipment declined $130, or 5%, in the quarter ended March 31, 1998 primarily due to lower unit sales resulting from excess dealer inventory. Electrical component sales increased $356 or 49% primarily due to increased unit sales volumes of electrical components.

Gross margin
------------

Gross margin from continuing operations increased 57% to $5,305 in the second quarter ended March 31, 1998 from $3,381 in the prior year quarter. Gross margins as a percentage of net sales from continuing operations were 30% in the second quarter of fiscal 1998 and 24% in the same fiscal 1997 quarter. Increases in dollar amount in the second quarter of fiscal 1998 resulted primarily from higher unit sales volumes and increased utilization of the Company's fixed assets in the vehicle component and electrical component and GPS segments. Gross margins as a percentage of net sales for the vehicle components, agricultural equipment and electrical components segments were 32%, 15%, and 31%, respectively, during the second quarter of fiscal 1998 compared to 27%, 12%, and 14% for the same quarter in fiscal 1997.

                             Williams Controls, Inc.
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
                (Dollars in thousands, except per share amounts)


Results of Operations (continued)
---------------------------------
Three months ended March 31, 1998 compared to the three months ended March 31, 1997

Operating expenses - continuing operations
------------------------------------------

Operating expenses for continuing operations increased 23% during the second quarter ended March 31, 1998 compared to amounts in the same quarter in fiscal 1997. Increases are primarily related to increased research and development activities, consulting expenses incurred during the installation of a new management information system and completion of the QS-9000 and ISO9001 certification process. Operating expenses as a percentage of net sales from continuing operations were 16% in the second quarter of fiscal 1998 and 1997. Operating expenses increased 44% in the second quarter of fiscal 1998 in the vehicle component segment to $1,543 and 47% in the electronic components and GPS segment to $760. Operating expenses decreased 28% in the agricultural equipment segment to $510 compared to amounts in the second quarter of fiscal 1997. Decreases in this segment are attributed to lower sales volumes.

Research and development expenses for continuing operations increased 49% to $730 during the second quarter of fiscal 1998 compared to amounts in the same quarter in fiscal 1997. As a percentage of net sales from continuing operations, research and development expenses increased to 4% from 3% in the 1997 second quarter.

Selling expenses for continuing operations decreased 5% to $736 in the second quarter of fiscal 1998 compared to amounts in the same quarter in fiscal 1997. Selling expenses as a percentage of net sales from continuing operations decreased to 4% in the second quarter of fiscal 1998 compared to 5% in the same 1997 quarter. Selling expenses decreased as a percentage of sales primarily due to increased sales volumes in the vehicle components segment.

General and administrative expenses for continuing operations increased 31% in the second quarter of fiscal 1998 to $1,347 compared to amounts in the same quarter in fiscal 1997. General and administrative expenses as a percentage of net sales from continuing operations increased to 8% in the second quarter of fiscal 1998 from 7% in the same quarter in fiscal 1997. Increases were primarily due to increased research and development activities, consulting expenses incurred due to the installation of a new management information system and completion of the QS-9000 and ISO9001 certification process.

Earnings from continuing operations
-----------------------------------

Earnings from continuing operations increased $1,405, or 129%, to $2,492 in the second quarter of fiscal 1998 from $1,087 in the same quarter of fiscal 1997 due to increases in operating income of $1,166 and $250 in the automotive components and agricultural equipment segments, respectively, offset by an $11 decrease in the electrical components and GPS business segment.

Discontinued operations
-----------------------

Net losses from the discontinued automotive accessories segment were $160 net of tax benefits of $107 for the second quarter ended March 31, 1998, compared to $521 net of tax benefits of $411 in the same quarter of fiscal 1997. The Company's discontinued operations was sold on March 16, 1998.

Net sales from the discontinued segment declined $694, or 34%, in the second quarter of fiscal 1998 to $1,346 compared to levels achieved in the same fiscal 1997 quarter. The decline in automotive accessory sales was due to lower unit sales and lower prices resulting from increased competitive pressure and the decision to terminate sales to several unprofitable customers.

                             Williams Controls, Inc.
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
                (Dollars in thousands, except per share amounts)


Results of Operations (continued)
---------------------------------
Six months ended March 31, 1998 compared to the six months ended March 31, 1997

Overview
--------

Net sales from continuing operations increased 18% to $32,835 for the six months ended March 31, 1998 from $27,769 in the same period in fiscal 1997. Increased sales are attributed to higher unit sales volumes in the Company's vehicle component segment, which were partially offset by declining unit sales volumes in the agricultural equipment segment.

Net earnings from continuing operations increased 148% to $1,942 for the six months ended March 31, 1998 from $783 in the same fiscal 1997 period due to increases in unit sales volumes in the Company's vehicle component segment, which were partially offset by declining unit sales volumes in the agricultural equipment segment and additional equity interest in losses of affiliate (Ajay Sports, Inc.).

Net income increased to $1,782 for the six months ended March 31, 1998 from a net loss of $118 in the comparable fiscal 1997 period due to higher profitability in the vehicle component segment and decreased losses in the Company's discontinued operations which were offset by increased losses in the Company's agricultural equipment segment and additional equity interest in losses of affiliate (Ajay Sports, Inc.).


Net sales from continuing operations
------------------------------------

Net sales increased $5,066, or 18%, to $32,835 for the six months ended March 31, 1998 compared to $27,769 for the six months ended March 31, 1997. Sales as a percent of total sales in the vehicle components, agricultural equipment and electrical components segments were 80%, 14% and 6% for the six months ended March 31, 1998 compared to 74%, 20% and 6% in the comparable prior year six-month period. Vehicle component sales for the six months ended March 31, 1998 increased $5,650, or 27%, due to higher unit sales of component parts to heavy and medium truck manufacturers. Sales of agricultural equipment declined $987, or 18%, for the six months ended March 31, 1998 due to lower unit sales resulting from excess dealer inventory. Electrical component sales increased $403, or 24% primarily due to increased unit sales volumes of electrical components.


Gross margin
------------

Gross margin from continuing operations increased 40% to $9,460 for the six months ended March 31, 1998 compared to the six months ended March 31, 1997. Gross margins as a percentage of net sales from continuing operations were 29% for the six months ended March 1998 and 24% in the same first six months of fiscal 1997. Increases in dollar amount for the six months ended March 31, 1998 resulted primarily from higher unit sales volumes in the vehicle component and electrical component segments offset by gross margin decreases of 40% in the Company's agricultural equipment segment due to lower sales volumes. Gross margins as a percentage of net sales for the vehicle components, agricultural equipment and electrical components segments were 32%, 14%, and 24%, respectively, during the first six months of fiscal 1998 compared to 27%, 19%, and 14% for the same six-month period in fiscal 1997.



Operating expenses - continuing operations
------------------------------------------

Operating expenses for continuing operations increased 18% during the six months ended March 31, 1998 compared to amounts in the same period in fiscal 1997. Increases are primarily due to increased research and development activities, consulting expenses related to the installation of a new management information system and completion of the QS-9000 and ISO9001 certification process. Operating expenses as a percentage of net sales from continuing operations were 16% for the six months ended March 31, 1998 and 1997. Operating expenses increased 27% in the first six months of fiscal 1998 in the vehicle component segment to $2,848 and 53% in the electronic components and GPS segment to $1,324. Operating expenses decreased 22% in the agricultural equipment segment to $969 compared to amounts in the first six months of fiscal 1997. Decreases in this segment are attributed to lower unit sales volumes.

                             Williams Controls, Inc.
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
                (Dollars in thousands, except per share amounts)


Results of Operations (continued)
---------------------------------
Six months ended March 31, 1998 compared to the six months ended March 31, 1997


Research and development expenses for continuing operations increased 34% to $1,289 during the six months ended March 31, 1998 compared to amounts in the same period in fiscal 1997. As a percentage of net sales from continuing operations, research and development expenses were 4% in the 1998 and 1997 six-month periods.

Selling expenses for continuing operations decreased 2% to $1,427 in the first six months of fiscal 1998 compared to amounts in the same period in fiscal 1997. Selling expenses as a percentage of net sales from continuing operations decreased to 4% in the six months ended March 31, 1998 from 5% in the same six-month period in fiscal 1997. Selling expenses decreased as a percentage of sales due to increased sales volumes in the vehicle components segment.

General and administrative expenses for continuing operations increased 25% in the first six months of fiscal 1998 to $2,425 compared to amounts in the same period in fiscal 1997. General and administrative expenses as a percentage of net sales from continuing operations were 7% for the first six months of fiscal 1998 and 1997. Increases were primarily due to increased research and development activities, consulting expenses related to the installation of a new management information system and completion of the QS-9000 and ISO9001 certification process.

Earnings from continuing operations
-----------------------------------

Earnings from continuing operations increased $1,903, or 79%, to $4,319 in the six months ended March 31, 1998 from $2,416 in the same period of fiscal 1997 due to a $2,224 increase in operating income in the automotive components segment offset by a $139 decrease in the agricultural equipment segment and a $182 decrease in the electrical components and GPS business segment.

Discontinued Operations
-----------------------

Net losses from the discontinued automotive accessories segment were $160 net of tax benefits of $107 for the six months ended March 31, 1998, compared to $901 net of tax benefits of $675 in the same period of fiscal 1997

Net sales from the discontinued segment declined $2,326, or 44%, for the first six months of fiscal 1998 to $2,928 compared to levels achieved in the same period of fiscal 1997. The decline in automotive accessory sales was due to lower unit sales resulting from increased competitive pressure and the decision to terminate sales to several unprofitable customers.

                             Williams Controls, Inc.

                                     Part II



Item 1.  Legal Proceedings

         None


Item 2.  Changes in Securities and Use of Proceeds

         None


Item 3.  Defaults Upon Senior Securities

         None


Item 4.  Submission of Matters to a Vote of Security Holders

         On March 27, 1998 the Company held its annual meeting of stockholders. The stockholders elected two directors and approved an amendment to increase the number of shares available for grant under the Company's 1993 Stock Option Plan from 1,500,000 to 3,000,000 shares.

         The tabulation of votes cast for the election of the directors and amendment to the Company's 1993 Stock Option Plan are as follows:

              Proposal Number One - Election of Directors

                                        For           Withheld
                                    ----------        --------
              Thomas W. Itin        16,743,344         227,324
              H. Samuel Greenawalt  16,736,744         234,024


              Proposal Number Two - Amendment to the 1993 Stock Option Plan

                                              For            Against       Abstentions        Not Voted
              Increase Shares from         ----------       ---------      -----------        ---------
                 1,500,000 to 3,000,000    10,476,050       1,232,313        155,973          5,106,432


Item 5.  Other Information

         On April 21, 1998, the Company completed a private placement offering of 80,000 shares of Series A convertible redeemable preferred stock at $100 per share, or $8 million. The preferred stock bears a dividend rate of 7.5%, which is payable quarterly, and is convertible at the option of shareholders into 2,909,091 shares of the Company's common stock. The preferred stock is redeemable after three years at the option of the Company. In addition, the Company can force conversion of the preferred stock into common shares if the Company's common stock trades at or above $4.125 for twenty out of thirty consecutive trading days. Holders of the Series A preferred stock are entitled to a number of votes equal to those they would have assuming conversion into common stock, without taking into account fractional shares.

         The Company intends to use the proceeds of the offering to provide debt financing to the purchaser of the Portland, Oregon manufacturing facility, repayment of a bank term loan of $667 and an investment of $2 million to Ajay. The remaining balance will be used for general working capital purposes.

Item 6.  Exhibits and Reports on Form 8-K

         Exhibits
         --------
         3.1 - Certificate to Provide for the Designation, Preferences, Rights, Qualifications, Limitations or Restrictions Thereof, of the Series A Preferred Stock, 7 1/2% Redeemable Convertible Series.


         Reports on Form 8-K
         -------------------
         Sale of Discontinued Operations filed on Form 8-K dated March 16, 1998 and related Pro forma Financial Statements.

                             Williams Controls, Inc.

                                    Signature



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                               WILLIAMS CONTROLS, INC.





                                               By: /s/ Gerard A. Herlihy
                                                   -----------------------
                                                   Gerard A. Herlihy
                                                   Chief Financial and
                                                   Administrative Officer





                                               By: /s/  William N. Holmes
                                                   ------------------------
                                                   Williams N. Holmes,
                                                   Corporate Controller and
                                                   Principal Accounting Officer






Date: April 30, 1998