Form 10-Q
period 1998-06-30
WILLIAMS CONTROLS INC
filed 1998-08-14
CIK 854860

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


          [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: June 30, 1998.

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the transition period from to _____



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

The number of shares outstanding of the registrant's common stock as of July 31, 1998: 17,932,040

                             Williams Controls, Inc.

                                      Index


                                                                           Page
                                                                          Number

Part I.  Financial Information

     Item 1. Financial Statements

          Consolidated  Balance Sheets,  June 30, 1998  (unaudited)
          and September 30, 1997                                             3

          Unaudited  Consolidated Statement of Shareholders' Equity,
          nine months ended June 30, 1998                                    4

          Unaudited Consolidated Statements of Operations, three
          and nine months ended June 30, 1998 and 1997                       5

          Unaudited  Consolidated  Statements  of Cash Flows,
          nine months ended June 30, 1998 and 1997                           6

          Notes to Unaudited Consolidated Financial Statements              7-11

     Item 2.  Management's  Discussion  and Analysis of
              Financial  Condition and Results of Operations               12-16


Part II.  Other Information

     Item 1.       Legal Proceedings                                        17

     Item 2.       Changes in Securities and Use of Proceeds                17

     Item 3.       Defaults Upon Senior Securities                          17

     Item 4.       Submission of Matters to a Vote of Security Holders      17

     Item 5.       Other Information                                        17

     Item 6.       Exhibits and Reports on Form 8-K                         18

                   Signature Page                                           19

                             Williams Controls Inc.
                           Consolidated Balance Sheets
     (Dollars in thousands, except share amounts and per share information)

                                                                      June 30, 1998       September 30,
                                                                       (unaudited)            1997
                                                                      -------------       -------------
ASSETS
Current Assets:
   Cash and cash equivalents                                            $  1,615            $    700
   Trade and other accounts receivable, less allowance of $249 and
     $185 at June 30, 1998 and September 30, 1997, respectively           11,274               8,468
   Inventories                                                            14,988              14,517
   Prepaid expenses                                                          997                 713
   Net assets held for disposition                                             -                 638
   Other current assets                                                    3,347               1,098
                                                                        --------            --------
     Total current assets                                                 32,221              26,134

Property plant & equipment, net                                           18,642              18,080
Investment in affiliate                                                    4,750                 559
Receivables from affiliate                                                     -               3,645
Notes Reivable                                                             3,200                   -
Net assets held for disposition                                                -               1,610
Other assets                                                               3,257               1,348
                                                                        ========            ========
     Total assets                                                       $ 62,070            $ 51,376
                                                                        ========            ========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                                                     $  5,850            $  5,070
   Accrued expenses                                                        2,436               3,008
   Current portion of long-term debt and capital leases                    1,004               1,428
   Other current liabilities                                                 299                 500
                                                                        --------            --------
      Total current liabilities                                            9,589              10,006

Long-term debt and capital lease obligations                              23,427              22,857
Other liabilities                                                          1,662               1,214

Commitments and contingencies
Minority interest in consolidated subsidiaries                               347                 464

Shareholders' equity:
   Preferred stock ($.01 par value, 50,000,000 authorized; 80,000 and 0
      issued at June 30, 1998 and September 30, 1997, respectively)            1                   -
   Common stock ($.01 par value, 50,000,000 authorized;
      18,062,240 and 17,912,240 issued at June 30, 1998 and
      September 30, 1997, respectively)                                      180                 179
   Additional paid-in capital                                             17,238               9,822
   Retained earnings                                                      10,194               7,402
   Unearned ESOP shares                                                     (191)               (191)
   Treasury stock (130,200 shares at June 30, 1998 and
      September 30, 1997, respectively)                                    (377)                (377)
                                                                        --------            --------
      Total shareholders' equity                                          27,045              16,835
                                                                        --------            --------
        Total liabilities and shareholders' equity                      $ 62,070            $ 51,376
                                                                        ========            ========





        The accompanying notes are an integral part of these statements.

                             Williams Controls, Inc.
                 Consolidated Statement of Shareholders' Equity
     (Dollars in thousands, except share amounts and per share information)
                                   (unaudited)

                                        Issued              Issued
                                     Common Stock       Preferred Stock   Additional               Unearned                  Share
                                 --------------------   ---------------     Paid in    Retained      ESOP      Treasury     Holders'
                                  Shares      Amount    Shares   Amount     Capital    Earnings     Shares       Stock       Equity
                                 --------------------   ---------------   ----------   --------    --------    --------     --------
Balance, September 30, 1997      17,912,240    $ 179          -   $ -      $ 9,822      $ 7,402     $ (191)    $ (377)     $ 16,835

Net earnings                              -        -          -     -            -        2,912          -          -         2,912

Preferred Stock dividends                                                                  (120)         -          -          (120)

Common stock issued pursuant
to exercise of options:             150,000        1          -     -           60                                               61

Sale of preferred stock                                  80,000     1        7,356                                            7,357

                                 ==================================================================================================
Balance, June 30, 1998           18,062,240    $ 180     80,000   $ 1     $ 17,238     $ 10,194     $ (191)    $ (377)     $ 27,045
                                 ==================================================================================================














        The accompanying notes are an integral part of these statements.

                             Williams Controls, Inc.
                      Consolidated Statements of Operations
     (Dollars in thousands, except share amounts and per share information)
                                   (unaudited)

                                                        Three        Three        Nine         Nine
                                                        months       months      months       months
                                                        Ended        Ended       Ended        Ended
                                                       June 30,     June 30,    June 30,     June 30,
                                                         1998         1997        1998         1997
                                                      ----------   ----------  ----------   ----------

Sales                                                 $  16,922    $  14,536   $  49,757    $  42,305
Cost of sales                                            12,026       11,570      35,401       32,573
                                                      ----------   ----------  ----------   ----------
Gross margin                                              4,896        2,966      14,356        9,732

Operating expenses:
  Research and development                                  728          512       2,018        1,472
  Selling                                                   896          730       2,323        2,183
  General and administrative                              1,438        1,064       3,862        3,001
                                                      ----------   ----------  ----------   ----------
    Total operating expenses                              3,062        2,306       8,203        6,656
                                                      ----------   ----------  ----------   ----------

Earnings from continuing operations                       1,834          660       6,153        3,076

Other expenses:
   Interest expense                                         422          463       1,228        1,435
   Equity interest in (income) loss of affiliate            (25)          25         373          204
                                                      ----------   ----------  ----------   ----------
     Total other expenses                                   397          488       1,601        1,639
                                                      ----------   ----------  ----------   ----------

Earnings from continuing operations before
   income tax expense                                     1,437          172       4,552        1,437
Income tax expense                                          385           78       1,596          591
                                                      ----------   ----------  ----------   ----------
Earnings from continuing operations before
   minority interest                                      1,052           94       2,956          846
Minority interest in net loss of consolidated
   subsidiaries                                              77           85         116          116
                                                      ----------   ----------  ----------   ----------
Net earnings from continuing operations                   1,129          179       3,072          962

Discontinued operations:
   Loss from operations of automotive accessories
      segment                                                 -       (2,271)       (160)      (3,172)
                                                      ----------   ----------  ----------   ----------
   Loss from discontinued operations                          -       (2,271)       (160)      (3,172)
                                                      ----------   ----------  ----------   ----------

Net earnings (loss)                                       1,129       (2,092)      2,912       (2,210)

Preferred dividends                                         120            -         120            -
                                                      ----------   ----------  ----------   ----------

Net earnings allocable to common stockholders         $   1,009    $  (2,092)  $   2,792    $  (2,210)
                                                      ==========   ==========  ==========   ==========



Basic earnings per share from continuing operations       $ 0.06       $ 0.01      $ 0.16       $ 0.05
Basic loss per share from discontinued operations           -           (0.13)      (0.01)       (0.17)
                                                      ----------   ----------  ----------   ----------
Basic net earning (loss) per share                        $ 0.06      $ (0.12)     $ 0.15      $ (0.12)
                                                      ==========   ==========  ==========   ==========
Diluted earnings per share from continuing operations     $ 0.05       $ 0.01      $ 0.16       $ 0.05
Diluted loss per share from discontinued operations         -           (0.13)      (0.01)       (0.17)
                                                      ----------   ----------  ----------   ----------
Diluted net earnings (loss) per share                     $ 0.05      $ (0.12)     $ 0.15      $ (0.12)
                                                      ==========   ==========  ==========   ==========


        The accompanying notes are an integral part of these statements.

                             Williams Controls, Inc.
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                   (unaudited)

                                                                       Nine months      Nine months
                                                                          Ended            Ended
                                                                      June 30, 1998    June 30, 1997
                                                                      -------------    -------------

Cash flows from operating activities:
  Net earnings (loss)                                                    $ 2,912         $ (2,210)
Adjustments to reconcile net earnings (loss)
to net cash from continuing operations:
  Loss from discontinued operations                                          160            1,171
  Depreciation and amortization                                            1,090            1,303
  Minority interest in earnings (loss) in consolidated subsidiaries         (116)            (116)
  Equity interest in loss of affiliate                                       373              204
Changes in working capital of continuing operations:
  Receivables                                                                492              869
  Prepaid Expenses                                                          (279)               -
  Inventories                                                             (2,737)             409
  Income tax receivable and other                                         (1,010)             290
  Accounts payable and accrued expenses                                   (1,276)             820
                                                                       ---------         ---------
  Net cash provided by operating activities of continuing operations        (391)           2,740


Cash flows from investing activities:
  Loans made for sale/leaseback financing                                 (3,200)               -
  Proceeds from the sale of discontinued operations                        1,124                -
  Payments for property, plant and equipment                              (1,602)          (1,013)
  Payments to affiliates                                                    (919)               -
                                                                       ---------         ---------
Net cash used in investing activities of continuing operations            (4,597)          (1,013)

Cash flows from financing activities:
  Proceeds (repayments) of long-term debt and capital lease obligations      165           (4,289)
  Net proceeds from sale/leaseback                                             -            4,274
  Payment of cash dividends                                                 (120)               -
  Proceeds from sale of preferred stock                                    7,357                -
  Proceeds from sale and issuance of common stock                             62                -
                                                                       ---------         ---------
Net cash provided by (used in) financing activities
  of continuing operation                                                  7,464              (15)

Net cash used in discontinued operations                                  (1,561)               -
                                                                       ---------         ---------

Net increase in cash and cash equivalents                                    915           1,712


Cash and cash equivalents at beginning of period                             700            1,379
                                                                       ---------         ---------

Cash and cash equivalents at end of period                               $ 1,615          $ 3,091
                                                                       =========         =========



Supplemental disclosure of non-cash investing and financing activities:

Disposition of Kenco:
    Net assets and liabilities sold                                  $     2,374       $        -
    Allowances                                                             1,376                -
    Preferred stock                                                       (2,000)               -
    Other receivable                                                        (250)               -
    Receivable for inventory sold                                           (430)               -
    Net gain on disposition                                                   54                -
                                                                     -----------       -----------
    Cash received                                                    $     1,124       $        -
                                                                     ===========       ===========

Conversion of note receivable from affiliate
     to investment in affiliate                                      $     5,000       $        -
                                                                     ===========       ===========





        The accompanying notes are an integral part of these statements.

                             Williams Controls, Inc.
              Notes to Unaudited Consolidated Financial Statements
               Three and Nine Months ended June 30, 1998 and 1997
           (Dollars in thousands, except share and per share amounts)


Cautionary Statement: This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, those statements relating to development of new products, the financial condition of the Company, the ability to increase distribution of the Company's products, integration of businesses the Company has acquired, disposition of any businesses of the Company, and the Company's investment in and relationship with Ajay Sports, Inc., a related company. These forward-looking statements are subject to the business and economic risks faced by the Company. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of the factors described above and other factors described elsewhere in this report.

1.     Organization

Williams Controls, Inc., including its wholly-owned subsidiaries, Williams Controls Industries, Inc. ("Williams"); Aptek Williams, Inc. ("Aptek"); Premier Plastic Technologies, Inc. ("PPT"); Williams Automotive, Inc.; GeoFocus, Inc. ("GeoFocus"); NESC Williams, Inc. ("NESC"); Williams Technologies, Inc. ("Technologies"); Williams World Trade, Inc. ("WWT"); Kenco/Williams, Inc. ("Kenco"); Techwood Williams, Inc. ("TWI"); Agrotec Williams, Inc. ("Agrotec"); WC Sales Management, Inc. ("WC Sales") and its 80% owned subsidiaries Hardee Williams, Inc. ("Hardee") and Waccamaw Wheel Williams, Inc. ("Waccamaw") are hereinafter referred to as the "Company."


2.     The Interim Consolidated Financial Statements

The unaudited interim consolidated financial statements have been prepared by the Company and, in the opinion of management, reflect all material adjustments which are necessary to a fair statement of results for the interim periods presented. The interim results for the three and nine months ended June 30, 1998 are not necessarily indicative of the results expected for the entire fiscal year. Certain information and footnote disclosure made in the last annual report on Form 10-K have been condensed or omitted for the interim consolidated statements. Certain costs are estimated for the full year and allocated to interim periods based on activity associated with the interim period. Accordingly, such costs are subject to year-end adjustment. It is the Company's opinion that, when the interim consolidated statements are read in conjunction with the September 30, 1997 annual report on Form 10-K, the disclosures are adequate to make the information presented not misleading. The interim consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated.


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

                                            Three Months     Three Months      Nine Months      Nine Months
                                                Ended           Ended             Ended            Ended
                                            June 30, 1998    June 30, 1997    June 30, 1998    June 30, 1997
Reconciliation of net income:               -------------    -------------    -------------    -------------
-----------------------------

Net earnings (loss)                               1,129            (2,092)           2,912           (2,210)
Less preferred stock dividends                     (120)                -             (120)               -
                                             ----------        ----------       ----------       ----------
Net earnings allocable to common
   stockholders                                   1,009            (2,092)           2,792           (2,210)
                                             ==========        ==========       ==========       ==========


                                            Three Months     Three Months      Nine Months      Nine Months
                                                Ended           Ended             Ended            Ended
Reconciliation of weighted average shares:  June 30, 1998    June 30, 1997    June 30, 1998    June 30, 1997
------------------------------------------  -------------    -------------    -------------    -------------

Weighted average shares outstanding          18,062,240        17,912,240       18,029,462       17,912,240
   Less unallocated ESOP shares                  85,888           140,000           85,888          140,000
                                             ----------        ----------       ----------       ----------
Weighted average outstanding shares
   used for basic EPS                        17,976,352        17,772,240       17,943,574       17,772,240
Plus incremental shares from assumed
   Issuance of stock options and other
     contingent issuances                     3,053,181           727,760        1,353,158          227,760

                                             ----------        ----------       ----------       ----------
Weighted average outstanding shares
   used for diluted EPS                      21,029,533        18,500,000       19,296,732       18,000,000
                                             ==========        ==========       ==========       ==========

                             Williams Controls, Inc.
              Notes to Unaudited Consolidated Financial Statements
               Three and Nine Months ended June 30, 1998 and 1997
           (Dollars in thousands, except share and per share amounts)


4.       Inventories

Inventories consisted of the following:

                                    June 30,              September 30,
                                      1998                    1997
                                ----------------        ----------------

     Raw material               $       6,203           $       5,305
     Work in process                    2,317                   2,035
     Finished goods                     6,468                   7,177
                                ----------------        ----------------
                                $      14,988           $      14,517
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


6.     Refinance of Sale/Leaseback

Although the Company believes that it does not have a reportable event with respect to environmental matters as discussed in Note 9, in accordance with the terms of the sale/leaseback agreement for the Portland, Oregon manufacturing facility, on April 20, 1998 the Company provided $3,200 of debt financing to the purchaser until the Company receives a "no-further action" letter from the Oregon Department of Environmental Quality related to these environmental matters. This debt is due April 21, 2000 with an interest rate of 8.5% until October 31, 1998, when it increases to 9.75%. The Company may repurchase the facility before the maturity date and has the obligation to repurchase the facility at the maturity date at the original purchase price of $4,600 plus out-of-pocket costs of the purchaser if a "no-further action" letter is not obtained.

                             Williams Controls, Inc.
              Notes to Unaudited Consolidated Financial Statements
               Three and Nine Months ended June 30, 1998 and 1997
           (Dollars in thousands, except share and per share amounts)


7.     Private Placement of Preferred Stock

On April 21, 1998, the Company completed a private placement of 80,000 shares of Series A convertible redeemable preferred stock at $100 per share, or $8,000 in gross proceeds and received net proceeds of $7,357. The preferred stock bears a dividend rate of 7.5%, which is payable quarterly, and is convertible at the option of the holder into 2,909,091 shares of the Company's common stock. The preferred stock is redeemable at the Company's option anytime after April 21, 2001. The preferred stock is not mandatorily redeemable. In addition, the Company can force conversion of the preferred stock into common shares if the Company's common stock trades at or above $4.125 for twenty out of thirty consecutive trading days. Holders of the Series A preferred stock are entitled to a number of votes equal to those they would have assuming conversion into common stock, without taking into account fractional shares.

Commencing with the quarterly period beginning July 1, 2001, the annual dividend rate will increase each quarter by 2.5% up to a maximum dividend of 24% per annum. The Company used the proceeds of the offering to provide debt financing to the purchaser of the Portland, Oregon manufacturing facility, repayment of a bank term loan of $667 and an investment of $2,000 in Ajay. The remaining balance was used for general working capital purposes.

                             Williams Controls, Inc.
              Notes to Unaudited Consolidated Financial Statements
               Three and Nine Months ended June 30, 1998 and 1997
           (Dollars in thousands, except share and per share amounts)


8.     Business Segment Information

                                                           Three months      Three months      Nine months       Nine months
                                                              Ended             Ended             Ended             Ended
                                                           June 30, 1998     June 30, 1997     June 30, 1998     June 30, 1997
                                                           -------------     -------------     -------------     -------------
Net sales by classes of similar products
  from continuing operations
     Vehicle components                                    $    14,182       $    11,119       $    40,409       $    31,696
     Agricultural equipment                                      2,094             2,352             6,619             7,864
     Electrical components and GPS                                 646             1,065             2,729             2,745
                                                           -------------     -------------     -------------     -------------
                                                                16,922            14,536            49,757            42,305
                                                           =============     =============     =============     =============

Earnings (loss) from continuing operations
     Vehicle components                                          2,866             1,702             8,349             4,961
     Agricultural equipment                                       (540)             (810)             (887)           (1,017)
     Electrical components and GPS                                (492)             (232)           (1,309)             (868)
                                                           -------------     -------------     -------------     -------------
                                                                 1,834               660             6,153             3,076
                                                           =============     =============     =============     =============
Capital expenditures
     Vehicle components                                            901               233             1,139               410
     Agricultural equipment                                         16                40               119               169
     Electrical components and GPS                                 196                72               344               156
                                                           -------------     -------------     -------------     -------------
Total capital expenditures - continuing operations               1,113               345             1,602               735
Automotive accessories  - discontinued operations                    -                59                 -               278
                                                           -------------     -------------     -------------     -------------
Total capital expenditures                                       1,113               404             1,602             1,013

Depreciation and amortization
Vehicle components                                                 240               272               626               711
Agricultural equipment                                             167                40               226               185
Electrical components and GPS                                       72                78               238               220
                                                           -------------     -------------     -------------     -------------
Total depreciation and amortization - continuing operations        479               390             1,090             1,116
Automotive accessories - discontinued operations                    23                65              (332)              187
                                                           -------------     -------------     -------------     -------------
Total depreciation and amortization                        $       502       $       455       $       758       $     1,303


Identifiable assets                                                                            June 30, 1998     June 30, 1997
                                                                                               -------------     -------------
Vehicle components                                                                             $    35,488       $    24,319
Agricultural equipment                                                                              10,351            11,265
Electrical components and GPS                                                                        8,212            10,565
                                                                                               -------------     -------------
Total assets - continuing operations                                                                54,051            46,149
Automotive accessories - discontinued operations                                                     8,019             7,793
                                                                                               -------------     -------------
Total assets                                                                                   $    62,070       $    53,942
                                                                                               =============     =============

                             Williams Controls, Inc.
              Notes to Unaudited Consolidated Financial Statements
               Three and Nine Months ended June 30, 1998 and 1997
           (Dollars in thousands, except share and per share amounts)


9.    Commitments and Contingencies

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


10.   Debt Facility Restructuring

On June 30, 1998, the Company restructured its credit facility with Wells Fargo Bank, National Association to eliminate Ajay Sports, Inc. and its subsidiaries ("Ajay") as borrowers under the credit facility. The credit facility as restructured provides for a maximum borrowing capacity of approximately $22,300, consisting of a revolving credit facility of up to $16,500, a $3,100 term loan and a $2,700 real estate loan. Under the restructured facility, all joint and several liability, cross collateral agreements and guarantees of the Company with respect to the portion of the Wells Fargo credit facility allocable to Ajay prior to the restructuring have been terminated.


In connection with the restructuring of the Wells Fargo bank credit facility, the Company entered into an agreement with Ajay under which the Company has agreed to make the second advance of $1,000 to Ajay for total advances of $2,000. These additional advances when combined with certain liabilities assumed from Ajay by the Company and potential additional payments to a bank on Ajay's behalf, if required to be made, could result in Ajay owing the Company up to approximately $8,650. On June 30, 1998, the Company converted $5,000 of the potential $8,650 debt into 6 million shares of a newly created series of preferred stock of Ajay, the Series D Cumulative Convertible Non-Voting Preferred Stock, and agreed to accept a secured promissory note for any unconverted portion of the debt. The 6 million shares are convertible into 3,333,334 shares of Ajay Common Stock after giving effect to a one-for-six reverse stock split by Ajay which became effective on August 14, 1998. The note is secured by a lien on Ajay's assets which is junior to the lien held by Ajay's bank lenders. The Company continues to own approximately 17.7% of the outstanding common stock of Ajay and holds options to purchase an additional 1,851,813 shares of common stock after giving effect to a one-for-six reverse stock split by Ajay which became effective on August 14, 1998.

11.   New Accounting Pronouncements

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS 130"). This statement establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. The objective of SFAS 130 is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners. The Company adopted SFAS 130 during the first quarter of 1998. Comprehensive loss did not differ from currently reported net loss in the periods presented.

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for all derivative instruments. SFAS 133 is effective for fiscal years beginning after June 15, 1999. The Company does not have any derivative instruments and, accordingly, the adoption of SFAS 133 will have no impact on the Company's financial position or results of operations.

                             Williams Controls, Inc.
                        Management Discussion & Analysis
           (Dollars in thousands, except share and per share amounts)


See "Cautionary Statement" contained at the beginning of this report.

Financial Condition, Liquidity and Capital Resources

The Company's principal sources of liquidity during the nine months ended June 30, 1998 were net proceeds from the sale of preferred stock of $7,357 and net proceeds from the sale of discontinued operations of $1,124. During the year-to-date period, the Company used cash for operating activities of $391 and purchased equipment of $1,602. At June 30, 1998 the Company's working capital increased to $22,632 from $16,128 at September 30, 1997. The current ratio also increased to 3.4 at June 30, 1998 from 2.61 at September 30, 1997.

The Company anticipates that cash generated from continuing operations, borrowings and proceeds from the sale of preferred stock in April 1998 will be sufficient to satisfy its working capital requirements for continuing operations during the remainder of the current fiscal year.

Accounts receivable increased due to higher sales in the Company's vehicle and component segment and seasonality in the agricultural component segment. Investment in affiliate increased due to advances of $1,000 to affiliates and the conversion of previous advances to investments in preferred stock (see footnote 10). Notes receivable increased due to financing provided to the purchaser of the Portland, Oregon manufacturing facility (see footnote 6). Long term debt includes $4,700 of capitalized lease obligations related to the same investment.

In April 1998 the Company completed a private placement of 80,000 shares of Series A convertible redeemable preferred stock at $100 per share, or $8,000 in gross proceeds. The preferred stock bears a dividend rate of 7.5%, which is payable quarterly, and is convertible at the option of the holder into 2,909,091 shares of the Company's common stock. The preferred stock is redeemable after three years at the option of the Company. In addition, the Company can force conversion of the preferred stock into common shares if the Company's common stock trades at or above $4.125 for twenty out of thirty consecutive trading days. Holders of the Series A preferred stock are entitled to a number of votes equal to those they would have assuming conversion into common stock, without taking into account fractional shares. Proceeds of the offering were used to provide debt financing to the purchaser of the Portland, Oregon manufacturing facility, repayment of a bank term loan of $667 and an investment of $2,000 in Ajay. The remaining balance was used for general working capital purposes.

During fiscal 1997 the Company sold its Portland, Oregon manufacturing facility in a sale-leaseback transaction for $4,524. Under the terms of the agreement in April 1998, the Company provided $3,200 of debt financing to the purchaser until such time that the Company receives a "no further action" letter from the Oregon Department of Environmental Quality related to environmental issues at the property. Upon receipt of such letter the purchaser will be required to refinance the mortgage with a third party lender. If a "no-further action" letter is not obtained, the Company may repurchase the facility before the maturity date and has the obligation to repurchase the facility at the maturity date at the original purchase price of $4,600 plus out-of-pocket costs of the purchaser.

On June 30, 1998, the Company restructured its credit facility with Wells Fargo Bank, National Association to eliminate Ajay Sports, Inc. and its subsidiaries ("Ajay") as borrowers under the credit facility. The credit facility as restructured provides for a maximum borrowing capacity of approximately $22,300, consisting of a revolving credit facility of up to $16,500, a $3,100 term loan and a $2,700 real estate loan. Under the restructured facility, all joint and several liability, cross collateral agreements and guarantees of the Company with respect to the portion of the Wells Fargo credit facility allocable to Ajay prior to the restructuring have been terminated.

In connection with the restructuring of the Wells Fargo bank credit facility, the Company entered into an agreement with Ajay under which the Company has agreed to make the second advance of $1,000 to Ajay for total advances of $2,000. These additional advances when combined with certain liabilities assumed from Ajay by the Company and potential additional payments to a bank on Ajay's behalf, if required to be made, could result in Ajay owing the Company up to approximately $8,650. On June 30, 1998, the Company converted $5,000 of the potential $8,650 debt into 6 million shares of a newly created series of preferred stock of Ajay, the Series D Cumulative Convertible Non-Voting Preferred Stock, and agreed to accept a secured promissory note for any unconverted portion of the debt. The 6 million shares are convertible into 3,333,334 shares of Ajay Common Stock after giving effect to a one-for-six reverse stock split by Ajay which became effective on August 14, 1998. The note is secured by a lien on Ajay's assets which is junior to the lien held by Ajay's bank lenders. The Company continues to own approximately 17.7% of the outstanding common stock of Ajay and holds options to purchase an additional 1,851,813 shares of common stock after giving effect to a one-for-six reverse stock split by Ajay which became effective August 14, 1998.

                             Williams Controls, Inc.
                        Management Discussion & Analysis
           (Dollars in thousands, except share and per share amounts)


Results of  Operations
----------------------
Three  months  ended June 30, 1998  compared to the three  months ended June 30,
1997

Overview
--------

Net sales from continuing operations increased 16% to $16,922 in the third quarter ended June 30, 1998 from $14,536 in the same period in fiscal 1997. Increased sales are attributed primarily to higher unit sales volumes in the Company's vehicle component segment which were partially offset by a decline in unit sales volumes in the electrical components and GPS and agricultural equipment segments.

Net earnings from continuing operations increased 531% to $1,129 in the third quarter ended June 30, 1998 from $179 in the same fiscal 1997 quarter primarily due to increases in unit sales volumes and profitability in the Company's vehicle component segment, decreased losses in the Company's agricultural equipment segment and a lower effective income tax rate.

Net earnings attributable to common shareholders increased to $1,009 in the third quarter ended June 30, 1998 from a net loss of $2,092 in the comparable fiscal 1997 quarter due to higher unit sales and profitability in the vehicle component segment, decreased losses in the agricultural equipment segment, reduced losses in the Company's discontinued automotive accessories segment, which was sold in March 1998 and a lower effective income tax rate. These increases were partially offset by preferred dividends of $120 in the current year quarter, compared to $0 in the prior year quarter.

Net sales from continuing operations
------------------------------------

Net sales from continuing operations increased $2,386, or 16%, to $16,922 in the third quarter ended June 30, 1998 from $14,536 in the prior year quarter. Net sales as a percent of total sales in the vehicle components, agricultural equipment and electrical components segments were 84%, 12% and 4%, respectively, in the 1998 quarter compared to 76%, 16% and 8%, respectively, in the 1997 quarter. Vehicle component sales in the quarter ended June 30, 1998 increased $3,063 or 28%, due to higher unit sales of component parts to heavy and medium-duty truck manufacturers. Sales of agricultural equipment declined $258, or 11%, in the quarter ended June 30, 1998 primarily due to lower unit sales resulting from excess dealer inventory and poor weather affecting the southeastern agricultural markets which this segment serves. Electrical component and GPS segment sales decreased $419, or 39%, primarily due to decreased unit sales volume of electrical components.

Gross margin
------------

Gross margin from continuing operations increased 65% to $4,896 in the third quarter ended June 30, 1998 from $2,966 in the prior year quarter. Gross margins as a percentage of net sales from continuing operations were 29% in the third quarter of fiscal 1998 compared to 20% in the same fiscal 1997 quarter.
Increases in dollar amount in the third quarter of fiscal 1998 resulted primarily from higher unit sales volumes of higher margin products and increased utilization of the Company's fixed assets in the vehicle component segment and improved gross margins at the agricultural segment. Gross margins as a percentage of net sales in the vehicle components, agricultural equipment and electrical components and GPS segments were 33%, 4%, and 20%, respectively, during the third quarter of fiscal 1998 compared to 26%, (11%), and 29%, respectively, for the same quarter in fiscal 1997.

Operating expenses - continuing operations
------------------------------------------

Operating expenses for continuing operations increased 33% during the third quarter ended June 30, 1998 compared to amounts in the same quarter in fiscal 1997. Operating expenses as a percentage of net sales from continuing operations were 18% and 16% in the third quarter of fiscal 1998 and 1997, respectively. Increases were primarily related to higher personnel costs needed to support existing sales levels, higher legal and professional fees, additional research and development activities and higher selling costs. Operating expenses as a percentage of net sales in the vehicle components, agricultural equipment and electronic components and GPS segments were 13%, 30% and 96%, respectively, compared to 11%, 24% and 51%, respectively, in the same quarter of fiscal 1997.

                             Williams Controls, Inc.
                        Management Discussion & Analysis
           (Dollars in thousands, except share and per share amounts)


Results of Operations  (continued)
----------------------------------
Three  months  ended June 30, 1998  compared to the three  months ended June 30,
1997

Research and development expenses for continuing operations increased 42% to $728, or 4% of sales from continuing operations, during the third quarter of fiscal 1998 from $512, or 4% of sales in the same quarter of fiscal 1997. Higher expenses in the 1998 quarter are primarily attributed to increased product development activities in the vehicle component segment.

Selling expenses for continuing operations increased 23% to $896, or 5% of sales in the third quarter of fiscal 1998, from $730, or 5% of sales, in the same quarter of fiscal 1997. Increases related primarily to increased activities associated with higher sales.

General and administrative expenses for continuing operations increased 35% in the third quarter of fiscal 1998 to $1,438, or 8% of sales, from $1,064, or 7% of sales, in the same quarter of fiscal 1997. Increases were primarily due to increased personnel costs and higher legal and professional fees in the current fiscal year quarter.

Income tax expense
------------------

The effective income tax rate for the quarter ended June 30, 1998 was 27% compared to 45% in the same period in 1997 due to estimated refunds for prior year state taxes and a lower estimated state tax rate for fiscal 1998.

Net earnings from continuing operations
---------------------------------------

Net earnings from continuing operations increased $950, or 531%, to $1,129 in the third quarter of fiscal 1998 from $179 in the same quarter of fiscal 1997. Increases were primarily due to increases in operating income of $548 in the automotive components segment, decreased losses of $446 in the agricultural equipment segment, estimated refunds of prior year state taxes and a lower estimated state tax rate for fiscal 1998.

Discontinued operations
-----------------------

The Company did not have a net loss from the discontinued automotive accessories segment for the third quarter ended June 30, 1998, compared to losses of $2,271 net of tax benefits of $1,515 in the same quarter of fiscal 1997. The Company's discontinued automotive accessories segment was sold on March 16, 1998.

                             Williams Controls, Inc.
                        Management Discussion & Analysis
           (Dollars in thousands, except share and per share amounts)


Results of Operations (continued)
---------------------------------
Nine months ended June 30, 1998 compared to the nine months ended June 30, 1997

Overview
--------

Net sales from continuing operations increased 18% to $49,757 in the nine months ended June 30, 1998 from $42,305 in the same period in fiscal 1997. Increased sales are attributed to higher unit sales volumes in the Company's vehicle component segment, which were partially offset by declining unit sales volumes in the agricultural equipment segment.

Net earnings from continuing operations increased 219% to $3,072 for the nine months ended June 30, 1998 from $962 in the same fiscal 1997 period primarily due to increased unit sales volumes and profitability in the Compan's vehicle component segment, decreased losses in the agricultural equipment segment and a lower effective income tax rate.

Net earnings attributable to common stockholders increased to $2,792 for the nine months ended June 30, 1998 from a net loss of $2,210 in the comparable fiscal 1997 period. Higher net income in the current year is attributed primarily to higher sales and profitability in the Company's vehicle component segment, decreased losses in the discontinued automotive accessories segment, decreased losses in the agricultural equipment segment and a lower effective income tax rate. These increases were partially offset by preferred dividends of $120 in the current year nine-month period, compared to $0 in the same prior year period.

Net sales from continuing operations
------------------------------------

Net sales increased $7,452, or 18%, to $49,757 for the nine months ended June 30, 1998 compared to $42,305 for the nine months ended June 30, 1997. Sales as a percent of total sales in the vehicle components, agricultural equipment and electrical components segments were 81%, 13% and 6%, respectively, for the nine months ended June 30, 1998 compared to 75%, 19% and 6%, respectively, in the comparable prior year nine-month period. Vehicle component sales for the nine months ended June 30, 1998 increased $8,979, or 28% due to higher unit sales of component parts to heavy and medium truck manufacturers. Sales of agricultural equipment declined $1,245, or 16%, for the nine months ended June 30, 1998 due to lower unit sales resulting from excess dealer inventory and poor weather affecting the southeastern agricultural markets which this segment serves.

Gross margin
------------

Gross margin from continuing operations increased 48% to $14,356 for the nine months ended June 30, 1998 from $9,732 in the nine months ended June 30, 1997. Gross margin as a percentage of net sales from continuing operations was 29% for the 1998 period compared to 23% in the same fiscal 1997 nine-month period. Increases in dollar amount in the 1998 period resulted primarily from higher unit sales volumes of higher margin products and increased utilization of the Company's fixed assets in the vehicle component segment. Gross margin as a percentage of net sales in the vehicle components, agricultural equipment and electrical components and GPS segments were 32%, 11% and 23% respectively, during the fiscal 1998 period compared to 27%, 10% and 20%, respectively, during the same nine-month period in fiscal 1997.

Operating expenses - continuing operations
------------------------------------------

Operating expenses for continuing operations increased 23% to $8,203 in the nine months ended June 30, 1998 compared to $6,656 in the same period in fiscal 1997. Operating expenses as a percentage of net sales from continuing operations were 16% for the nine-month periods ending June 30, 1998 and 1997. Increases are primarily due to higher general and administrative costs and increased research and development activities in the Company's vehicle component and electrical component and GPS segments and increased selling expenses in the vehicle components segment. Operating expenses as a percentage of net sales in the vehicle components, agricultural equipment and electronic components and GPS segments were 12%, 24% and 71%, respectively, in the fiscal 1998 nine-month period compared to 11%, 23% and 51%, respectively, in the comparable fiscal 1997 period.

                             Williams Controls, Inc.
                        Management Discussion & Analysis
           (Dollars in thousands, except share and per share amounts)


Results of Operations (continued)
---------------------------------
Nine months ended June 30, 1998 compared to the nine months ended June 30, 1997

Research and development expenses for continuing operations increased 37% to $2,018, or 4% of sales from continuing operations, during the nine months ended June 30, 1998 from $1,472, or 3% of sales in the same period in fiscal 1997. Higher expenses in the fiscal 1998 period are primarily attributed to increased product development activities in the electrical component and GPS and vehicle component segments.

Selling expenses for continuing operations increased 6% to $2,323, or 5% of sales from continuing operations, during the first nine months of fiscal 1998 from $2,183, or 5% of sales, in the same period of fiscal 1997. Increases in dollar amount relate primarily to increased sales activities.

General and administrative expenses for continuing operations increased 29% in the first nine months of fiscal 1998 to $3,862, or 8% of sales, from $3,001, or 7% of sales in the same period in fiscal 1997. Increases were primarily due to increased personnel costs and higher legal and professional fees in the current fiscal year period.

Income tax expense
------------------

The effective income tax rate for the nine months ended June 30, 1998 was 35% compared to 41% in the same period in 1997 due to estimated refunds for prior year state taxes and a lower estimated state tax rate for fiscal 1998.

Net earnings from continuing operations
---------------------------------------

Net earnings from continuing operations increased $2,110 or 219% to $3,072 in the nine months ended June 30, 1998 from $962 in the same period of fiscal 1997. Increases were primarily due to increases in operating income in the automotive components segment of $1,684, decreased losses of $620 in the agricultural equipment segment, estimated refunds of prior year state taxes and a lower estimated state tax rate for fiscal 1998.

Discontinued Operations
-----------------------

Net losses from the discontinued automotive accessories segment were $160 net of tax benefits of $107 for the nine months ended June 30, 1998, compared to $3,172 net of tax benefits of $2,121 in the same period of fiscal 1997.

                             Williams Controls, Inc.

                                     Part II

Item 1.   Legal Proceedings

          None


Item 2.   Changes in Securities and Use of Proceeds

          On April 21, 1998 the Company completed a private placement of 80,000 shares of Series A Preferred Stock, 7 1/2% Redeemable Convertible Series (the "Preferred Stock") at an offering price of $100 per share, for aggregate gross proceeds of $8,000,000. This offering was made solely to accredited investors in reliance on certain exemptions from the registration requirements under the Securities Act of 1933, as amended (the "Securities Act"), and applicable state securities laws, including the exemptions found in Section 4(6) of the Securities Act and/or in Rule 506 of Regulation D under the Securities Act. The investment banking firm of Taglich Brothers, D'Amadeo, Wagner &Co., Inc., New York, New York, acted as placement agent for this offering and for its services, received as compensation 7 1/2% of the gross proceeds, or $600,000, and five-year placement agent warrants to purchase 203,637 shares of the Company's common stock for $3.30 per share.

          The Preferred Stock receives a dividend of 7 1/2% per annum, payable quarterly, and is redeemable at the option of the Company three years after the date of issuance. The Preferred Stock is convertible at the option of the holders based on a conversion price of $2.75 per share, or 2,909,091 shares of common stock, subject to future adjustment. The Company has the right to force conversion of the Preferred Stock if the company's common stock publicly trades at or above $4.125 per share (150% of the conversion price) for 20 trading days within a consecutive 30 day trading period ending no more than 10 days prior to the date notice of forced conversion is given by the Company to the holders.

          The holders of the Preferred Stock have the right to vote on all matters brought before the Company's stockholders, voting with the common stockholders without regard to class. The number of votes eligible to be cast by the holders of the Preferred Stock is determined by the number of votes they would have assuming conversion of the Preferred Stock as of the record date for the vote being taken.


Item 3.   Defaults Upon Senior Securities

          None


Item 4.   Submission of Matters to a Vote of Security Holders

          None


Item 5.   Other Information

          None

                             Williams Controls, Inc.

                                     Part II


Item 6.   Exhibits and Reports on Form 8-K

    (a)   Exhibits
          --------
          27  -   Financial Data Schedule

    (b)   Reports on Form 8-K
          -------------------
          On April 2, 1998, the Company filed a report on Form 8-K reporting an event on March 16, 1998 under Item 2 concerning the sale of assets related to its discontinued operations and under Item 5 reporting repayment of certain debt, and filing unaudited pro forma financial statements related to this sale of assets.

                             Williams Controls, Inc.

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                WILLIAMS CONTROLS, INC.




     Date:  August 14, 1998                     By: /s/ Gerard A. Herlihy
                                                    ----------------------------
                                                    Gerard A. Herlihy
                                                    Chief Financial and
                                                    Administrative Officer




     Date:  August 14, 1998                     By: /s/ William N. Holmes
                                                    ----------------------------
                                                    William N. Holmes,
                                                    Corporate Controller and
                                                    Principal Accounting Officer