Form 10-K/A
period 1997-09-30
WILLIAMS CONTROLS INC
filed 1998-09-24
CIK 854860

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-K/A
               [ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                                     OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: September 30, 1997

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ______to_____

                         Commission file number 0-18083

                             WILLIAMS CONTROLS, INC.
             (Exact name of registrant as specified in its charter)


               Delaware                                          84-1099587
     ------------------------------                          -------------------
     State or other jurisdiction of                           (I.R.S. Employer
     incorporation or organization)                          Identification No.)


          14100 SW 72nd Avenue
            Portland, Oregon                                        97224
 ---------------------------------------                         ----------
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

                                (1) Yes X No____

                                (2) Yes X No____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of December 31, 1997, 17,782,040 shares of Common Stock were outstanding and the aggregate market value of the shares (based upon the closing price of the shares on the NASDAQ National market) of Williams Controls, Inc. held by nonaffiliates was approximately $29,800,000.

                       Documents Incorporated by Reference

Portions of the definitive proxy statement for the 1998 Annual Meeting of Stockholders to be filed not later than January 28, 1998 are incorporated by reference in Part III hereof.

                             Williams Controls, Inc.
                             Index to 1997 Form 10-K



Part I                                                                     Page
     Item 1.   Description of Business                                      2-7
     Item 2.   Properties                                                     8
     Item 3.   Legal Proceedings                                              8
     Item 4.   Submission of Matters to a Vote of Security Holders            8


Part II
     Item 5.   Market for Registrant's Common Equity and Related
               Stockholder Matters                                            9
     Item 6.   Selected Financial Data                                       10
     Item 7.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                        11-18
     Item 8.   Financial Statements and Supplementary Data                19-48
     Item 9.   Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure                           49


Part III
     Item 10.  Directors and Executive Officers of the Registrant            49
     Item 11.  Executive Compensation                                        49
     Item 12.  Security Ownership of Certain Beneficial Owners
               and Management                                                49
     Item 13.  Certain Relationships and Related Transactions                49


Part IV
     Item 14.  Exhibits, Financial Statement Schedules and
               Reports on Form 8-K                                           49


Signatures                                                                   50

                             WILLIAMS CONTROLS, INC.


                                    Form 10-K


                                     Part I


Cautionary Statement: This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, those statements relating to development of new products, the financial condition of the Company, the ability to increase distribution of the Company' products, integration of businesses the Company acquires, disposition of any current business of the Company, including its Kenco division. These forward-looking statements are subject to the business and economic risks faced by the Company. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of the factors described above and other factors described elsewhere in this report.


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


In the vehicle components segment the Company is the dominant producer of ETCs sold in the heavy truck ETC market. The Company has only one primary competitor in the diesel heavy truck market. The Company also manufactures pneumatic and air control systems for the heavy truck market, which is comprised of numerous highly fragmented competitors. The Company believes the principal method of competition for ETC in the trucking industry is quality and engineering added value and reputation. In addition, attainment of the ISO 9001 and QS 9000 quality certifications is critical to qualifying as a supplier to the automotive industry and certain manufacturers in the truck industry. The Company's two manufacturing facilities in its vehicle components segment have attained these certifications. In the automotive market, ETC are not yet a well established product line; however, the Company believes that there are approximately five major competitors currently supplying foot peddles to the major automobile manufactures and competing for the automotive ETC market. These companies are substantially larger than the Company and have longstanding relationships with their customers, which could be a significant barrier to the Company entering into this market.


In the agricultural equipment segment, the Company competes primarily against four competitors, three of which are substantially larger than the Company. The principal methods of competition in this segment are price, delivery and payment terms. Competitors in this industry currently provide seasonal dating for payment of accounts receivable, in some cases up to 180 days for payment of invoices.


The primary revenues from the Company's electronic components and GPS segment are derived from sales of thick film hybrids. This industry has numerous competitors, which compete primarily on engineering capability and price. Although a GPS product designed for freight train tracking is currently available on the market, the Company does not believe there are any major competitors for its commuter train tracking product.


Entrance Into New Markets. The Company plans to introduce its ETC product into new markets including international markets, higher-volume small truck markets, and gasoline engine automotive markets. Although the Company's ETC product has been successful in the domestic heavy-duty truck market, there is no assurance that this product will be accepted in these new markets. Additional penetration of the Company sales into the diesel ETC market will be dependent upon conversion of smaller diesel engines to electronic engines which is controlled by the engine manufacturers in the United States. Conversion of diesel engines to ETC that are not yet electronic in Western Europe is dependent upon compliance with and tightening of air control standards in this region.

Introduction of ETC into Gasoline Engines. Introduction of ETC into gasoline engines will require modification or redesign of engine components that will depend upon the timing of development by the automotive manufacturers and their original equipment manufacturers. The Company has no control over the timing of the introduction of ETC into the automotive or higher-volume truck markets. The Company will be competing against much larger competitors in these markets with financial resources much greater than those of the Company and with existing long term supplier relationships with the automotive industry.


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


The Company has identified certain contaminants in the soil of its Portland, Oregon manufacturing facility, which the Company believes was disposed on the property by a previous property owner. The Company intends to seek indemnification from such party for the costs of permanent monitoring, or cleanup if required. The Company has retained an environmental consulting firm which is currently conducting tests to determine the extent of any contamination. The Company cannot estimate the costs of permanent monitoring or property cleanup at the present time. However, the Company believes that it can enforce available claims against the prior property owner for any costs of monitoring or cleanup. The Company believes it is currently in compliance with environmental regulations.

Government Regulation


The Company's vehicle component products must comply with the National Traffic and Motor Vehicle Safety Act of 1966, as amended, and regulations promulgated thereunder which are administered by the National Highway Traffic Safety Administration ("NHTSA"). If, after an investigation, NHTSA finds that the Company is not in compliance with any of it's standards or regulations, among other things, it may require the Company to recall its products which are found not to be in compliance and repair or replace such products. The Company believes it is currently in compliance with NHTSA.



Product Research and Development


The Company's operating facilities engage in engineering, research and development and quality control activities to improve the performance, reliability and cost-effectiveness of the Company's product lines. The Company's engineering staff works closely with its customers in the design and development of new products and adapting products for new applications. During 1997, 1996 and 1995, the Company spent $1,849, $2,144 and $1,445 respectively, on these activities for continuing operations. The Company intends to increase its research and development expenditures in 1998 to design ETC products compatible with gasoline powered vehicles, develop commercial applications for inertia tilt, Hall effect, and optical sensor products, and further develop train tracking products. The Company is in early stages of development of these programs and expects to increase research and development spending by approximately $1 million in fiscal 1999. The majority of the additional expense will be spent on developing a low cost foot pedal, which is in early stages of development.



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



Raw Materials


The Company produces its products from raw materials, including brass, aluminum, steel, plastic, rubber and zinc, which currently are widely available at reasonable terms. The Company relies upon, and expects to continue to rely upon, CTS Corporation, Robertshaw and Caterpillar, Inc. as single source suppliers for critical components and/or products. Although these suppliers have been able to meet the Company's needs on a timely basis, and appear to be willing to continue being suppliers to the Company, there is no assurance that a disruption in a supplier's business, such as a strike, would not disrupt the supply of a component. Although the Company has recently experienced stable prices, prices for aluminum zinc, rubber, steel, and mechanical components such as gearboxes, hydraulics, and contact position sensors could fluctuate and affect profitability.


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


Employees


The Company employs approximately 578 employees, including 129 union employees. The non-union employees of the Company are engaged in sales and marketing, accounting and administration, product research and development, production and quality control. The union employees are engaged in manufacturing vehicle components in the Portland, Oregon facility and are represented by the International Union, United Automobile Workers of America and Amalgamated Local 492 (the "Union"). The Company and the Union have a collective bargaining agreement that expires in September 2002, which provides for wages and benefits (including pension, death, disability, health care, unemployment, vacation and other benefits) and contains provisions governing other terms of employment, such as seniority, grievances, arbitration and union recognition. Management of the Company believes that its relationships with its employees and the Union are good. The Company could experience changes in non-union labor costs as a result of changes in local economies and general wage increases.

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


The Company's facilities that are encumbered by mortgages at September 30, 1997 are as follows: Kenco - $1,178,000, Hardee - $775,000 and Aptek - $2,647,000.



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

The range of high and low bid closing quotations for the Company's common stock for each fiscal quarter for the past two fiscal years is as follows:



                                                                 1997
                                                                 ----

                                                         High            Low
                                                         ----            ---


      Quarter
      -------
October 1 - December 31                                $ 2.78           $ 1.97
January 1 - March 31                                     2.84             2.19
April 1 - June 30                                        2.59             1.94
July 1 - September 30                                    2.41             2.13


                                                                 1996
                                                                 ----
                                                         High            Low
                                                         ----            ---

      Quarter
      -------
October 1 - December 31                                $ 3.41           $ 2.28
January 1 - March 31                                     3.03             2.38
April 1 - June 30                                        2.72             1.72
July 1 - September 30                                    2.75             1.44


The number of record holders of the Company's common stock as of December 31, 1997 was approximately 570. The Company has never paid a dividend with respect to its common stock and has no plans to pay a dividend in the foreseeable future.

ITEM 6. SELECTED FINACIAL DATA
(Dollars in thousands - except per share amounts)

Statement of Income Data:

Year ended September 30,                                 1997          1996*      1995**       1994***        1993
------------------------                                 ----          -----      ------       -------        ----

Net sales from continuing operations                   $56,254        $51,279     $44,472      $29,954      $17,100
Earnings from continuing operations                      1,135          2,363       4,971        3,520        1,167
Net earnings (loss)                                    (2,037)          (561)       4,512        3,641        1,167
Earnings from continuing operations per common
share                                                  $   .06        $   .13     $   .29      $   .21      $   .08
Net earnings (loss) per common share                   $ (.11)        $ (.03)     $   .26      $   .22      $   .14
Cash dividends per common share                              -              -           -            -            -

Balance Sheet Data

September 30,                                            1997          1996*      1995**       1994***        1993
-------------                                            ----          -----      ------       -------        ----

Current assets                                         $26,134        $30,926     $25,788      $20,874     $ 10,623
Current liabilities                                     10,006         29,600       7,881       10,012        7,527
Working capital                                         16,128          1,326      17,907       10,862        3,096
Total assets                                            51,376         53,049      47,182       32,159       20,006
Long-term liabilities                                   24,072          4,726      20,244        9,699        5,690
Redeemable convertible preferred stock,
 Including unpaid dividends                                  -              -           -            -          413
Minority interest in consolidated subsidiaries             463            713         764            -            -
Shareholders' equity                                   $16,835        $18,010     $18,293      $12,448       $6,376


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

Financial  Position and Capital  Resources
Financial  Condition,  Liquidity and Capital Resources


The Company's principal sources of liquidity are borrowings under its credit facilities and funds generated from operations. At September 30, 1997, the Company's working capital improved to $16,128 compared to $1,326 at September 30, 1996 and the current ratio improved to 2.6 at September 30, 1997 compared to
1.0 at September 30, 1996. The improvement was primarily the result of the refinancing of the Company's bank debt and resulting classification of the loan as a long term obligation and also as a result of a sale/leaseback transaction. The Company generated cash flow from continuing operations of $2,117 for the year ended September 30, 1997 compared to $415 for the prior fiscal year. The Company's 1997 cash flow from continuing operations benefited from improved receivable and inventory management and a federal tax refund of $670. The improved receivable management resulted from additional efforts to monitor and collect past due accounts receivable, including sending demand letters and hiring outside collection services. In addition, in the agricultural equipment segment, the Company has begun monitoring dealer inventories to ensure that receivables are paid no later than when the equipment is sold.

The Company generated cash flow from discontinued operations of $1,577 for the year ended September 30, 1997, compared to cash used in discontinued operations of $3,660 for the prior fiscal year. Cash flow from discontinued operations improved because of lower accounts receivable and inventory resulting from lower sales levels. At September 30, 1997 accounts receivable decreased to $8,468, compared to $13,103 at September 30, 1996 primarily due to the reclassification of accounts receivable as net assets held for disposition and to decreased sales at the discontinued automotive accessories segment. In addition, during fiscal 1997, the Company implemented an inventory reduction program in this operation which reduced inventories approximately $1 million.

The Company anticipates that cash generated from operations and borrowings will be sufficient to satisfy working capital and capital expenditure requirements for current operations fOr the next twelve months, but the Company will require additional financing to fund approximately $1 million of additional research and development projects, an additional investment of approximately $2 million in Ajay and new equipment purchases of approximately $3 million for and moving of the PPT facility. The Company intends to raise additional capital through the sale of Kenco, a possible sale/leaseback of a manufacturing facility and a private placement or public offering of common or preferred stock in the third or fourth quarter of fiscal 1998. The proceeds of the sale of Kenco are expected to be approximately $1,000 to $2,000 plus the assumption of certain liabilities and a retained equity investment in the acquiring company. In addition, the sale of Kenco inventory during the six months following the sale are expected to generate an additional $3,000 to $4,000 of cash. The proceeds from the sale of Kenco, if completed, will be used to repay bank debt of approximately $1,800. Any excess proceeds will be used towards payment of the $2,340 bridge loan provided to Ajay by the previous lender. The Company is in discussions with investment bankers about a possible institutional private placement of equity or equity linked securities and is in discussion with real estate investment trusts about the possible sale/leaseback of the Aptek manufacturing and research facility in Deerfield Beach, Florida. There is no assurance that the Company can raise new capital on terms acceptable to the Company or sell the Aptek facility.

During the three fiscal years ended September 30, 1997, the Company's automotive accessories division reported a net loss from operations of approximately $6.6 million. Excluding the automotive accessory segment, the Company reported a cumulative profit from continuing operations during that period of $8.5 million. If the Company is successful in selling this division, the Company would not incur future operating losses and uses of cash from this operation. The Company's plans to invest additional capital in Ajay is dependent upon the Company raising additional capital. If the Company is unsuccessful in raising additional capital, the investment in Ajay would come from the Company's excess cash flow and would likely be delayed until the Company had adequate liquidity for such investment.

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



Year 2000 Conversion. The Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software failures. Software failures due to processing errors potentially arising from calculations using the Year 2000 date are a known risk. The Company is addressing this risk to the

Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in thousands except per share amounts)

availability and integrity of financial systems and the reliability of the operational systems. The Company has established processes for evaluating and managing the risks and cost associated with this problem, including communicating with suppliers, dealers and others with which it does business to coordinate Year 2000 conversion. The total cost of compliance and its effect on the Company's future results of operations is being determined as part of the detailed conversion planning process.


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

The FASB also recently issued SFAS No.'s 130 and 131, "Reporting Comprehensive Income" and "Disclosures about Segments of an Enterprise and Related
Information," respectively. Both of these statements are effective for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes requirements for disclosure of comprehensive income which includes certain items previously not included in the statement of income including minimum pension liability adjustments and foreign currency translation adjustments, among others. Reclassification of earlier financial statements for comparative purposes is required. SFAS No. 131 revises existing standards for reporting information about operating segments and requires the reporting of selected information in interim financial reports. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. Management believes that implementation of SFAS No. 130 and No. 131 will not materially affect the Company's financial statements.

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

Operating expenses

Operating expenses for continuing operations increased 7% during fiscal 1997 compared to amounts in fiscal 1996. Operating expenses as a percentage of net sales from continuing operations decreased slightly in fiscal 1997 to 15% compared to 16% in fiscal 1996. Operating expenses increased 3% in fiscal 1997 in the vehicle component segment to $4,326 and 26% in the electronic components and GPS segment compared to 1996 levels, while operating expenses in the agricultural equipment segment remained relatively stable. Increases in operating expenses were attributed to higher sales volumes of the Company's ETC and GPS products.

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

Selling expenses for continuing operations increased 20% to $2,913 in fiscal 1997 compared to 1996 levels. Selling expenses as a percentage of net sales from continuing operations remained stable at 5% in fiscal 1997 and 1996. Selling

Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in thousands except per share amounts)

expenses increased due to increased sales volumes in the vehicle components segment and additional sales and marketing activities in the electrical components and GPS and agricultural equipment segments.

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

Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in thousands except per share amounts)

Results of Operations

Year ended September 30, 1996 Compared to September 30, 1995

Sales

Sales for the year ended September 30, 1996 increased 15% to $51,279 compared to $44,472 for the prior year. Sales of vehicle components, agricultural equipment, and electrical components accounted for 70%, 22% and 8% as a percent of total sales for the year ended September 30, 1996 compared to 78%, 15% and 7% for the prior year. Vehicle component sales were $36,141 for the year ended September 30, 1996 compared to $34,826 for the prior year, an increase of 4%. Agricultural equipment sales were $11,026 for the year ended September 30, 1996 compared to $6,783 for the prior year, an increase of 63%. Sales of electrical components were $4,112 for the year ended September 30, 1996 compared to $2,863 for the prior year, an increase of 44%. Agricultural equipment and electrical component sales were the result of acquisitions completed in February 1995 and April 1995.

Vehicle component sales were relatively flat for the year as retail sales of Class 8 trucks, the primary market for the Company's electronic throttle product line, declined over 20% compared to the prior year. Historically, the Class 8 truck market has been cyclical with annual production ranging from approximately 100,000 to 200,000 units. In calendar year 1995, Class 8 truck production was over 200,000 units, which capped five years of increased annual production. In calendar 1996, Class 8 truck production declined to an estimated 160,000 units. The decrease in the Class 8 truck market has been offset by an increase in sales to the midrange truck market, which continues to introduce electronic throttles to new truck models, as this technology becomes more acceptable to this market segment. The Company anticipates this trend to continue for approximately 12 to 18 months.

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

Earnings from Operations


Earnings from operations for the year ended September 30, 1996 were $5,594 compared to $9,498 for the prior year, a decrease of 41%. Earnings from continuing operations as a percentage of sales for the year ended September 30, 1996 were 11% compared to 21% for the prior year. The decrease in earnings from continuing operations is due to lower gross margins and increased operating expenses.

Gross margin as a percentage of sales for the year ended September 30, 1996 was 27% compared to 33% for the prior year. The decrease in gross margin results from a larger percentage of the Company's operations being in business segments with lower gross margins primarily as a result of acquisitions. Margins decreased in the agricultural equipment segment due to increased cost incurred to improve product quality and because of an unprofitable product line, which was discontinued in fiscal 1996. Gross margins decreased 29% in fiscal 1996 in the Company's vehicle component segment due to higher fixed costs and acquisitions of lower performing businesses. Gross margins remained stable in the Company's agricultural equipment and electronic component and GPS segments. Increases in sales in these two segments were offset by higher costs.


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

Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in thousands except per share amounts)


Research and development expenses for continuing operations increased 48% to $2,144 during fiscal 1996 compared to amounts in fiscal 1995. As a percentage of net sales from continuing operations, research and development expenses increased from 3% to 4%. Increases in dollar amount were primarily due to additional activities related to product development in the Company's vehicle component segment.

Selling expenses for continuing operations increased 75% to $2,421 in fiscal 1996 compared to 1995 levels. Selling expenses as a percentage of net sales from continuing operations increased to 5% in fiscal 1996 from 3% in fiscal 1995. Selling expenses increased primarily due to increased sales volumes in the agricultural equipment and electronic components and GPS segments and additional sales and marketing activities in the electrical components and GPS and agricultural equipment segments.

General and administrative expenses for continuing operations increased 50% in fiscal 1996 to $3,514 compared to fiscal 1995 amounts. General and administrative expenses as a percentage of net sales from continuing operations increased to 7% in fiscal 1996 from 5% in fiscal 1995. Increases in dollar amount were attributed primarily to higher sales levels in the Company's agricultural equipment segment and electrical components and GPS segment. General and administrative expenses also increased due to the acquisition of businesses within the vehicle component and electrical component and GPS segments.


Earnings from operations of the vehicle component segment decreased 19% for the year ended September 30, 1996 compared to the prior year. The decrease in earnings from operations in this segment is due to the shift in product mix to products used in midrange truck applications, which typically have lower margins than heavy-duty truck applications. In addition, due to the downturn in the Class 8 truck market segment, the Company's customers are faced with increased price pressure to compete in this cyclical market. Therefore, the Company is working with its customers to maintain or reduce selling prices while absorbing the increased cost of raw materials.

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

The agricultural equipment segment had losses from operations of $578 for the year ended September 30, 1996 compared to earnings from operations of $857 for the prior year. The agricultural equipment segment resulted from acquisitions in February 1995. The agricultural equipment segment had increased overhead and production inefficiencies and an unprofitable product line, which was discontinued in August 1996. It also had increased costs to improve its product line to meet the quality of competition.

Other Expenses


Interest expense included in continuing operations for the year ended September 30, 1996 was $1,607 compared to $1,674 for the year ended September 30, 1995 as a result of increased borrowings plus a loss from the equity interest in an affiliate of $175,000. Interest expense included in discontinued operations for the year ended September 30, 1996 and 1995 was $456. Interest income, affiliate relates to a loan provided to Ajay, which was repaid in July of 1995.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in thousands except per share amounts)

Net Earnings (Loss)

The net loss for the year ended September 30, 1996 was $561 or $.03 per share compared to net earnings of $4,512 or $.26 per share for the prior year.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                             WILLIAMS CONTROLS, INC.
                   Index to Consolidated Financial Statements



                                                                           Page

Consolidated Balance Sheet at September 30, 1997 and 1996                   20

Consolidated Statement of Shareholders' Equity for the
years ended September 30, 1997, 1996 and 1995                               21

Consolidated  Statement of  Operations  for the years
ended September 30, 1997, 1996 and 1995                                     22

Consolidated Statement of Cash Flows for the years
ended September 30, 1997, 1996 and 1995                                     23

Notes to Consolidated Financial Statements                               24-47

Independent Auditors' Report                                                48

See page 51 for Index to Schedules and page 54 for Index to Exhibits.

                             Williams Controls Inc.
                           Consolidated Balance Sheet
         (Dollars in thousands, except share and per share information)

                                                                        September 30,         September 30,
                                                                            1997                   1996
                                                                     --------------------    --------------------
ASSETS
Current Assets:
  Cash and cash equivalents                                               $       700          $       1,379
  Trade and other accounts receivable, less allowance of $185 and
   $1,250 in 1997 and 1996, respectively                                        8,468                 13,103
  Inventories                                                                  14,517                 15,288
  Prepaid expenses and other                                                    1,811                  1,156
  Net assets held for disposition                                                 638                      -
                                                                     --------------------    --------------------
   Total current assets                                                        26,134                 30,926

Investment in affiliate                                                           559                    943
Property plant and equipment, net                                              18,080                 19,801
Receivables from affiliate                                                      3,645                      -
Net assets held for disposition                                                 1,610                      -
Other assets                                                                    1,348                  1,379
                                                                     ====================    ====================
   Total assets                                                          $     51,376          $      53,049
                                                                     ====================    ====================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                                      $      5,070            $      5,895
  Accrued expenses                                                             3,008                   2,493
  Current portion of long-term debt and capital leases                         1,428                     212
  Estimated loss on disposal                                                     500                       -
  Revolving line of credit                                                         -                  21,000
                                                                     -------------------- --- -------------------
   Total current liabilities                                                  10,006                  29,600

Long-term debt and capital lease obligations                                  22,857                   2,782
Other liabilities                                                              1,215                   1,944

Commitments and contingencies                                                      -                       -

Minority interest in consolidated subsidiaries                                   463                     713

Shareholders' equity:
  Preferred stock ($.01 par value, 50,000,000 authorized)                          -                       -
  Common stock ($.01 par value, 50,000,000 authorized;
   17,912,240 and 17,869,987 issued at September 30,
   1997 and 1996, respectively)                                                  179                     179
  Additional paid-in capital                                                   9,822                   9,671
  Retained earnings                                                            7,402                   9,439
  Unearned ESOP shares                                                         (191)                   (511)
  Treasury stock (130,200 and 195,200 shares at
   September 30, 1997 and 1996, respectively)                                  (377)                   (540)
  Pension liability adjustment                                                     -                   (228)
                                                                     -------------------- --- -------------------
   Total shareholders' equity                                                 16,835                  18,010
                                                                     ==================== === ===================
   Total liabilities and shareholders' equity                           $     51,376           $      53,049
                                                                     ==================== === ===================


        The accompanying notes are an integral part of these statements.

                             Williams Controls, Inc.
                 Consolidated Statement of Shareholders' Equity
                             (Dollars in thousands)


                                          Issued
                                       Common stock                                              Pension
                                   ---------------------   Additional   Retained     Unearned   Liability   Treasury   Shareholders'
                                     Shares     Amount      Paid in     Earnings   ESOP Shares  Adjustment   Shares       Equity
                                                            Capital
                                   ----------- ---------  ------------  --------   -----------  ----------  --------   -------------



Balance, September 30, 1994        16,676,181   $   167    $    7,066    $ 5,488     $     -     $   (273)   $    -      $  12,448


Net earnings                                -         -             -      4,512           -            -         -          4,512
Common stock issued pursuant to
   acquisitions                       588,806         6         1,957          -           -            -         -          1,963

Unearned ESOP shares                        -         -             -          -        (630)           -         -           (630)
                                   ----------- ---------  ------------  --------   -----------  ----------  --------  --------------

Balance, September 30, 1995        17,264,987       173         9,023     10,000        (630)        (273)        -         18,293


Net loss                                    -         -             -       (561)          -            -         -           (561)

Issuance of shares upon exercise
   of stock options and warrants      455,000         4           231          -           -            -         -            235
Common stock issued pursuant to
   acquisitions                       150,000         2           288          -           -            -         -            290
Reduction of unallocated ESOP
   shares                                   -         -           129          -         119            -         -            248
Change in pension liability
   adjustment                               -         -             -          -           -           45         -             45
Cost of treasury shares acquired            -         -             -          -           -            -      (540)          (540)
                                   ----------- ---------  ------------  --------   -----------  ----------  --------  --------------

Balance, September 30, 1996        17,869,987       179         9,671      9,439        (511)        (228)     (540)         18,010



Net loss                                    -         -             -    (2,037)           -            -         -          (2,037)
Issuance of contingent shares
   for acquisition                     42,253         -           106                                                           106
Treasury stock issued for
   acquisition Services                     -         -             -          -           -            -       163             163
Reduction of unallocated ESOP
   shares                                   -         -            45                    320                                    365
Change in pension liability
   adjustment                               -         -             -          -           -          228         -             228
                                   ----------- ---------  ------------  --------   -----------  ----------  --------  --------------
Balance, September 30, 1997        17,912,240   $   179    $    9,822    $ 7,402     $  (191)    $      -    $ (377)     $   16,835

                                   =========== =========  ============  ========   ===========  ==========  ========  ==============




        The accompanying notes are an integral part of these statements.

                             Williams Controls, Inc.
                      Consolidated Statement of Operations
         (Dollars in thousands, except share and per share information)


                                                                                 For the year ended September 30
                                                                            1997               1996              1995
                                                                        --------------     --------------    -------------

Sales                                                                     $    56,254        $    51,279       $   44,472
Cost of sales                                                                  43,364             37,606           29,796
                                                                        --------------     --------------    -------------
Gross margin                                                                   12,890             13,673           14,676

Operating expenses:
 Research and development                                                       1,849              2,144            1,445
 Selling                                                                        2,913              2,421            1,384
 Administration                                                                 3,856              3,514            2,349
                                                                        --------------     --------------    -------------
  Total operating expenses                                                      8,618              8,079            5,178
                                                                        --------------     --------------    -------------

Earnings from continuing operations                                             4,272              5,594            9,498
Other (income) expenses:
  Interest expense                                                              1,848              1,607            1,674
  Interest income, affiliate                                                        -                  -            (601)
  Equity interest in loss of affiliate                                            384                175              282
                                                                        --------------     --------------    -------------
   Total other expenses                                                         2,232              1,782            1,355
                                                                        --------------     --------------    -------------


Earnings from continuing operations before income tax expense                   2,040              3,812            8,143
Income tax expense                                                              1,155              1,505            3,108
                                                                        --------------     --------------    -------------
Earnings from continuing operations before minority interest                      885              2,307            5,035
Minority interest in net (earnings) loss of consolidated subsidiaries             250                                (64)
                                                                                                      56
                                                                        --------------     --------------    -------------

Earnings from continuing operations                                             1,135              2,363            4,971

Discontinued operations:
  Loss from operations of automotive accessories segment                      (1,207)            (2,924)            (459)
  Loss on disposal of automotive accessories segment, including

   Provision of $1,171 for operating losses during phase-out period           (1,965)                  -                -
                                                                        --------------     --------------    -------------
  Loss from discontinued operations                                           (3,172)                               (459)
                                                                                                 (2,924)
                                                                        --------------     --------------    -------------


Net earnings (loss)                                                       $   (2,037)         $    (561)       $   4,512
                                                                        ==============     ==============    =============


Earnings per common share from continuing operations                      $     0.06          $    0.13        $    0.29
Loss per common share from discontinued operations                             (0.17)             (0.16)           (0.03)
                                                                        --------------     --------------    -------------
Net earnings (loss) per common share                                      $    (0.11)         $   (0.03)       $    0.26
                                                                        ==============     ==============    =============

Weighted average shares used in per share calculation                      18,200,000         17,800,000       17,600,000
                                                                        ==============     ==============    =============

        The accompanying notes are an integral part of these statements.

                             Williams Controls, Inc.
                      Consolidated Statement of Cash Flows
                             (Dollars in thousands)



                                                                                   For the year ended September 30,
                                                                              1997                 1996               1995
                                                                        ------------------    ---------------     --------------
Cash flows from operating activities:
 Net income (loss)                                                          $     (2,037)       $      (561)        $     4,512
Adjustments   to  reconcile   net  income  (loss)  to  net  cash  from
continuing operations:
 Loss from discontinued operations                                                  3,172              2,924                459
 Depreciation and amortization                                                      1,375              1,899              1,382
 Minority interest in earnings (loss) in consolidated subsidiaries                  (250)               (56)                 64
 Equity interest in loss of affiliate                                                 384                175                282
 Deferred income taxes                                                            (1,368)              (491)                167
Changes in working capital of continuing operations, net of
acquisitions:
 Receivables                                                                        (108)                349              (846)
 Inventories                                                                          771            (2,401)            (1,068)
 Accounts payable and accrued expenses                                                258              (310)              (449)
 Other                                                                               (80)            (1,113)                253
                                                                        ------------------    ---------------     --------------
 Net cash provided by operating activities of continuing operations                 2,117                415              4,756

Cash flows from investing activities:
 Repayments from (loans to) an affiliate                                          (3,645)                  -              4,913
 Payments for acquisitions                                                              -            (1,220)            (6,766)
 Payments for property, plant and equipment                                         (811)            (1,237)            (1,147)
                                                                        ------------------    ---------------     --------------
Net cash used for investing activities of continuing operations                   (4,456)            (2,457)            (3,000)

Cash flows from financing activities:
 Proceeds from long-term debt and capital lease obligations                        16,809              6,000             15,000
 Repayments of long-term debt and capital lease obligations                      (21,000)              (267)            (8,564)
 Proceeds from sale/leaseback transaction                                           4,274                  -                  -
 Proceeds from issuance of common stock                                                 -                235                  -
 Repurchase of common stock                                                             -              (540)                  -
 Net repayments under lines of credit                                                   -                  -            (3,187)
 Payment of debt issuance costs                                                         -                  -              (364)
                                                                        ------------------    ---------------     --------------
Net cash provided by financing activities of continuing operations                     83              5,428              2,885

Net cash provided by (used in) discontinued operations                              1,577            (3,660)            (3,230)

Net increase (decrease) in cash and cash equivalents                                (679)              (274)              1,411

Cash and cash equivalents at beginning of period                                    1,379              1,653                242

                                                                        ==================    ===============     ==============
 Cash and cash equivalents at end of period                                    $      700         $    1,379          $   1,653
                                                                        ==================    ===============     ==============

Supplemental disclosure of cash flow information:
                                                                        ==================    ===============     ==============
 Interest paid                                                                $     2,275         $    1,800          $   2,400
 Income taxes paid, net of refund                                             $     (424)         $    1,200          $   2,600
                                                                        ==================    ===============     ==============



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

Notes to Consolidated Financial Statements

Years ended September 30, 1997, 1996, 1995
(Dollars in thousands, except share and per share amounts)

Product Warranty - The Company provides a warranty covering defects arising from products sold. The warranty is limited to a specified time period, mileage or hours of use, and varies by product and application. The Company has provided a reserve, which in the opinion of management is adequate to cover such warranty costs. Actual product warranty costs have not differed materially from accrued estimated amounts.

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

Post-retirement Benefits - Statement of Financial Accounting Standards ("SFAS") No. 106, "Employers" Accounting for Post Retirement Benefits Other than Pensions" requires the Company to accrue retiree insurance benefits over the period in which employees become eligible for such benefits. The Company implemented SFAS No. 106 by amortizing the transition obligation over twenty years.

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

Notes to Consolidated Financial Statements

Years ended September 30, 1997, 1996, 1995
(Dollars in thousands, except share and per share amounts)


The FASB also recently issued SFAS No.'s 130 and 131, "Reporting Comprehensive Income" and "Disclosures about Segments of an Enterprise and Related
Information," respectively. Both of these statements are effective for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes requirements for disclosure of comprehensive income which includes certain items previously not included in the statement of income including minimum pension liability adjustments and foreign currency translation adjustments, among others. Reclassification of earlier financial statements for comparative purposes is required. SFAS No. 131 revises existing standards for reporting information about operating segments and requires the reporting of selected information in interim financial reports. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. Management believes that implementation of SFAS No. 130 and No. 131 will not materially affect the Company's financial statements.

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



Note 3. Inventories

Inventories consisted of the following:

                                             1997           1996
                                           -------        -------

                    Raw material           $ 5,305        $ 7,243
                    Work in process          2,035          1,349
                    Finished goods           7,177          6,696
                                           -------        -------
                                           $14,517        $15,288


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

Notes to Consolidated Financial Statements

Years ended September 30, 1997, 1996, 1995
(Dollars in thousands, except share and per share amounts)

The Company had guaranteed Ajay's $13,500 credit facility to the previous lender ("Previous Lender") of which $12,051 was outstanding at July 11, 1997, the date which the previous loan was repaid with proceeds from a new combined loan for the Company and Ajay (the "Loan") with a new lender (the "Bank"). Ajay's loan availability at the date of the Loan closing was insufficient to repay the Previous Lender. The previous Lender provided Ajay $2,340 of bridge financing and the Company provided Ajay $2,268 at Loan closing to repay its previous loan in full. The expected sources of repayment for the bridge loan are primarily derived from expected financial transactions of the Company. Therefore, it is likely that Ajay will need to borrow additional funds from the Company in the future to repay the bridge loan to the extent that the bridge loan is repaid with Company funds. As a condition to the non-interest bearing loans made by the Company to Ajay, Ajay granted the Company a security interest in all of the assets of Ajay subordinate to the liens of the Bank and the Previous Lender. The Chairman of the Company has provided a guaranty to the Company for the Company's investments and loans to Ajay. In addition, the Company has agreed to provide 400,000 newly issued shares of the Company's common stock to Ajay, which will be security for the bridge loan. Such shares have not yet been issued. The Company has also agreed to purchase approximately $1,000 of notes payable by Ajay to affiliated parties, which had provided loans to Ajay to help Ajay finance operations during the financial restructuring. These loans were necessary because the Company was prohibited from down-streaming funds to Ajay while the previous loan was in default.

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

Following is a summary of condensed unaudited financial information of Ajay as of and for the twelve months ended September 30, 1997, 1996 and 1995:


                             1997                  1996                 1995
                         -----------           -----------          -----------
                         (unaudited)           (unaudited)          (unaudited)


Current assets            $ 14,264              $ 13,951              $ 9,405
Other assets                 4,449                 4,101                1,577
                         -----------           -----------          -----------
                          $ 18,713              $ 18,052              $10,982
                         ===========           ===========          ===========

Current liabilities       $  5,031              $ 14,207              $ 2,870
Other liabilities           12,061                    17                3,600
Stockholders' equity         1,621                 3,828                4,512
                         -----------           -----------          -----------
                          $ 18,713              $ 18,052              $10,982
                         ===========           ===========          ===========

Net sales                 $ 29,063              $ 24,669              $15,645
Gross margin              $  3,772              $  4,412              $ 2,083
                         -----------           -----------          -----------
Net loss                  $ (2,133)             $   (985)             $(1,565)
                         ===========           ===========          ===========

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

Notes to Consolidated Financial Statements

Years ended September 30, 1997, 1996, 1995
(Dollars in thousands, except share and per share amounts)

Note 5. Debt


On July 11, 1997, the Company and Ajay refinanced their bank debt with a bank ("the Bank") under a $34,088 three-year revolving credit and term loan agreement ("the Loan"). Accordingly, the Company has reported bank debt as a long-term liability as of September 30, 1997. At the date of the Loan closing, the Company borrowed a total of $17,141 which was comprised of $9,619 of borrowings under the $26,000 revolving loan facility (the "Revolver"), $2,658 under a real estate term loan ("Real Estate Loan"), $3,864 under a machinery and equipment loan ("Term Loan I"), and $1,000 under a term loan ("Term Loan II"). The Loan is a joint and several obligation of the Company and Ajay. At the date of the Loan closing, Ajay borrowed a total of $7,391, which was comprised of $6,825 under the Revolver and $566 under Term Loan I (a total of $6,280 at September 30,
1997). The proceeds from the Company's and Ajay's borrowings plus cash on hand were used to repay the Previous Lender. In addition, the Previous Lender provided bridge financing of $2,340 to Ajay which is to be repaid primarily from the proceeds of the sale of Kenco, the sale of other assets, or from a specified percentage of future combined Ajay and the Company's cash flow. The Company's Chairman has guaranteed Term Loan II to the Bank.

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

Notes to Consolidated Financial Statements

Years ended September 30, 1997, 1996, 1995
(Dollars in thousands, except share and per share amounts)

The Company's long-term debt consists of the following:                            1997          1996
                                                                                 --------      --------
Bank revolving credit facility due on July 11, 2000;  variable interest          $ 9,498             -
rate (9.0% at September 30, 1997)

Bank Term Loan I, due on July 11, 2000,  variable  interest rate 9.25%,            3,818             -
payable in monthly  installments  of $46, with a remaining  balance due of $ 2,300 at maturity

Bank Term Loan II,  due on June 1, 1999  variable  interest  rate 9.5%,              958             -
payable in monthly  installments  of $42, with a remaining  balance due of $83 at maturity

Real Estate loan, due on July 11, 2000,  variable  interest rate 9.25%,            2,647             -
payable in monthly  installments  of $11, with a remaining  balance due of $2,270 at maturity

Mortgage loan, due in 1998;  variable  interest rate (9.5% at September              775           875
30, 1997), payable in monthly installments of $8 plus interest

Sale leaseback  financing,  due in 2003, 8.0% interest rate, payable in            4,526             -
monthly installments of $38, including interest

Mortgage  loan,  due in 2003,  8.8% interest  rate,  payable in monthly            1,178         1,321
installments of $21 including interest

Unsecured  subordinated  note  payable,  due in 2005,  interest only at              750           750
prime (8.50% at September 30, 1997)

Other                                                                                135            48
                                                                                 --------      --------
                                                                                  24,285         2,994
     Less current portion                                                          1,428           212
                                                                                 --------      --------
                                                                                 $22,857       $ 2,782
                                                                                 ========      ========


Maturities of long-term debt are as follows:

          1998                $     1,428
          1999                      1,457
          2000                     14,883
          2001                        307
          2002                      4,852
       Thereafter                   1,358
                              -----------
                              $    24,285
                              ===========

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


                                              1997          1996          1995
                                              -----         -----         -----
           Service cost                       $ 227         $ 226         $ 169
           Interest cost                        451           450           388
           Actual return on plan assets        (476)         (477)         (360)
           Other components                      21            21            29
                                              -----         -----         -----
                                              $ 223         $ 220         $ 226
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

The funded status as of September 30 is as follows:

                                                        Salaried         Hourly
                                                        Employees      Employees
1997                                                      Plan            Plan
----                                                    ---------      ---------

Actuarial  present value of vested  benefits             $ 2,418        $ 2,792
Actuarial  present value of non-vested benefits              112            534
                                                        ---------      ---------
Accumulated benefits obligation                            2,530          3,326
                                                        =========      =========

Actuarial present value of projected benefits obligation  (2,901)        (3,606)
Plan assets at fair market value                           3,091          3,379
                                                        ---------      ---------
Funded status                                                190           (227)
                                                        =========      =========

Unrecognized net (losses) gain                               226            (99)
Prior service costs                                          138           (374)
Prepaid (accrued) pension cost                              (174)           246
                                                        ---------      ---------
Funded status                                            $   190        $  (227)
                                                        =========      =========

                                                        Salaried         Hourly
                                                        Employees      Employees
1997                                                      Plan            Plan
----                                                    ---------      ---------

Actuarial present value of vested benefits               $ 2,173        $ 2,558
Actuarial present value of non-vested benefits                80            457
                                                        ---------      ---------
Accumulated benefits obligation                            2,253          3,015
                                                        =========      =========

Actuarial present value of projected benefits obligation  (2,667)        (3,053)
Plan assets at fair market value                           2,634          2,669
                                                        ---------      ---------
Funded status                                                (33)          (384)
                                                        =========      =========

Unrecognized net losses                                      (89)          (228)
Prior service costs                                          150           (316)
Prepaid (accrued) pension cost                               (94)           160
                                                        ---------      ---------
Funded status                                            $   (33)        $ (384)
                                                        =========      =========

Notes to Consolidated Financial Statements

Years ended September 30, 1997, 1996, 1995
(Dollars in thousands, except share and per share amounts)


Note 7. Property, Plant and Equipment

At September 30, 1997 and 1996, property, plant and equipment consist of the following:

                                                     1997                1996
                                                   --------            ---------
     Land and land improvements                    $  2,750            $  2,742
     Buildings                                        9,466               9,407
     Machinery and equipment                         10,225              10,872
     Office furniture and equipment                   1,704               1,934
                                                   --------            ---------
                                                     24,145              24,955
     Less accumulated depreciation                   (6,065)             (5,154)
                                                   --------            ---------
                                                   $ 18,080            $ 19,801
                                                   ========            =========

Net property, plant and equipment of $18,080 at September 30, 1997 excludes certain machinery, equipment and office equipment held for disposition.


Note 8. Income Taxes (benefit)

The provision for income taxes (benefit) is as follows:

                                          1997          1996          1995
                                        --------      --------      --------
Continuing operations:
  Current                               $ 2,523       $ 1,996       $ 2,941
  Deferred                               (1,368)         (491)          167
                                        --------      --------      --------
                                          1,155         1,505         3,108

Discontinued operations                  (2,121)       (1,885)         (283)
                                        --------      --------      --------
                                        $  (966)      $  (380)      $ 2,825
                                        ========      ========      ========

The reconciliation between the effective tax rate and the statutory federal tax rate on earnings from continuing operations as a percent is as follows:

                                          1997          1996          1995
                                        --------      --------      --------

Statutory federal income tax rate         34.0          34.0          34.0
State taxes, net of federal income tax
   benefit                                 4.0           4.0           4.0
Effect of change in valuation allowance   17.1
Other                                      1.5           1.5            .2
                                        --------      --------      --------
                                          56.6          39.5          38.2
                                        ========      ========      ========

Notes to Consolidated Financial Statements

Years ended September 30, 1997, 1996, 1995
(Dollars in thousands, except share and per share amounts)


The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 1997 and 1996 are as follows:



                                                     1997                1996
                                                   --------            --------
Deferred tax assets:
Inventories, due to obsolescence reserve
  and additional costs inventoried for
  tax purposes pursuant to the
  Tax Reform Act of 1986                           $   431             $   385

Accrual for compensated absences                       145                 108
Accrual for retiree medical benefits                   383                 345
Accounts receivable reserves                           138                 389
Estimated loss on disposal                             189                   -
Equity interest in loss on affiliate                   320                 174
Tax gain on sale/leaseback                             659                   -
Accrued other reserves                                 144                 138
State net operating loss carryforwards                 727                 480
                                                   --------            --------

Total gross deferred tax assets                      3,136               2,019
Less valuation allowance                               620                 270
                                                   --------            --------
Net deferred tax assets                              2,516               1,749
                                                   --------            --------

Deferred tax liabilities:
  Plant and equipment, principally due
  to differences in depreciation and
  amortization                                       1,485               1,219
                                                   --------            --------

Net deferred income tax asset                      $ 1,031             $   530
                                                   ========            ========

Current deferred income tax assets                 $ 1,098             $ 1,020
Long-term deferred income tax assets, net            1,418                 729
Long-term deferred income tax liabilities           (1,485)             (1,219)
                                                   --------            --------
                                                   $ 1,031             $   530
                                                   ========            ========


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

Notes to Consolidated Financial Statements

Years ended September 30, 1997, 1996, 1995
(Dollars in thousands, except share and per share amounts)

Note 9. Stock Option Plans


The Company has issued stock options and warrants at exercise prices ranging from $.34 - 3.63 per share, the market value at the date of issuance. These options and warrants expire between 1998 and 2000. This stock option activity during the periods indicated are as follows:

                                                  Shares      Option Prices
                                                  -------     -------------
Outstanding at September 30, 1994                 755,000     $        .46

Granted                                            40,000             3.63
Exercised                                               -                -
Canceled                                                -                -
                                                  -------     -------------
Outstanding at September 30, 1995                 795,000       .46 - 3.63

Granted                                                 -                -
Exercised                                        (455,000)             .52
Canceled                                                -                -
                                                  -------     -------------
Outstanding at September 30, 1996                 340,000       .46 - 3.63

Granted                                                 -                -
Exercised                                               -                -
Canceled                                                -                -
                                                  -------     -------------
Outstanding at September 30, 1997                 340,000     $ .46 - 3.63
                                                  =======     =============


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

Notes to Consolidated Financial Statements

Years ended September 30, 1997, 1996, 1995
(Dollars in thousands, except share and per share amounts)

                                                  Shares      Option Prices
                                                ----------    -------------
Outstanding at September 30, 1994                 458,000     $1.63 - 3.23
Granted                                            10,000             3.23
Exercised                                               -                -
Canceled                                                -                -
                                                ----------   -------------
Outstanding at September 30, 1995                 468,000      1.63 - 3.23

Granted                                                 -                -
Exercised                                               -                -
Canceled                                          (68,000)     1.63 - 3.23
                                                ----------    -------------
Outstanding at September 30, 1996                 400,000      1.63 - 3.23

Granted                                         1,078,800             1.94
Exercised                                               -                -
Canceled                                         (366,925)     1.63 - 3.23
                                                ----------    -------------
Outstanding at September 30, 1997               1,111,875      1.63 - 3.23
                                                ==========    =============

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

Stock option activity during the periods indicated under the 1995 Plan are as follows:

                                                  Shares      Option Prices
                                                ----------    -------------
Outstanding at September 30, 1994                       -     $          -


Granted                                            30,000             3.66
Exercised                                               -                -
Canceled                                                -                -
                                                ----------    -------------
Outstanding at September 30, 1995                  30,000             3.66


Granted                                            30,000             3.63
Exercised                                               -                -
Canceled                                                -                -
                                                ----------    -------------
Outstanding at September 30, 1996                  60,000        3.63-3.66


Granted                                            30,000             2.66
Exercised                                               -                -
Canceled                                                -                -
                                                ----------    -------------
Outstanding at September 30, 1997                  90,000     $  2.66-3.66
                                                ==========    =============

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

The summarized results for Kenco for the years ended September 30 are as follows:


                                                1997        1996         1995
                                              --------    --------     --------

Net sales                                     $  8,666    $ 16,043     $ 15,863
                                              ========    ========     ========

Loss from operations before allocated
  interest expense and income tax benefit       (1,727)     (4,353)        (286)
Allocated interest expense                        (290)       (456)        (456)
                                              --------    --------     --------
Loss from operations before income tax benefit  (2,017)     (4,809)        (742)
Income tax benefit                                 810       1,885          283
                                              --------    --------     --------
Loss from operations                            (1,207)     (2,924)        (459)

Loss on disposal before interest
  and income taxes                              (2,771)          -            -
Allocated interest expense                        (505)          -            -
                                              --------    --------     --------
Loss on disposal before
  income tax benefit                            (3,276)          -            -
Income tax benefit                               1,311           -            -
                                              --------    --------     --------
Loss on disposal                                (1,965)          -            -
                                              --------    --------     --------
Total loss on discontinued operations         $ (3,172)   $ (2,924)    $   (459)
                                              ========    ========     ========

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


The net assets and liabilities of the discontinued operations held for disposition included in the accompanying balance sheet as of September 30, 1997, are as follows:



           Current assets (liabilities):
              Accounts receivable                         $ 1,673
              Prepaid assets                                  257
              Accounts payable                               (970)
              Accrued expenses and other                     (322)
                                                          --------
               Net current assets                         $   638
                                                          ========

           Long term assets (liabilities):
              Machinery and equipment, net                $ 1,185
              Office equipment, net                           254
              Other assets                                    183
              Long term liabilities                           (12)
                                                          --------
               Net long term liabilities                  $ 1,610
                                                          ========

Notes to Consolidated Financial Statements

Years ended September 30, 1997, 1996, 1995
(Dollars in thousands, except share and per share amounts)


Note 12. Business Segment Information
                                                     1997      1996       1995
                                                   -------    -------    -------
Net sales by classes of similar products from
  continuing operations
Vehicle components                                 $43,078    $36,141    $34,826
Agricultural equipment (1)                           9,419     11,026      6,783
Electrical components and GPS (2)                    3,757      4,112      2,863
                                                   -------    -------    -------
                                                    56,254     51,279     44,472

Earnings (loss) from continuing operations
Vehicle components                                   7,477      6,831      8,459
Agricultural equipment (1)                          (1,988)      (578)       857
Electrical components and GPS(2)                    (1,217)      (659)       182
                                                   -------    -------    -------
                                                     4,272      5,594      9,498
                                                   =======    =======    =======
Identifiable assets
Vehicle components                                  21,281     20,003     18,624
Agricultural equipment (1)                          10,211     11,806      8,528
Electrical components and GPS(2)                    8,413       7,542      7,544
                                                   -------    -------    -------
Total assets - continuing operations                39,905     39,351     34,696
Automotive accessories - discontinued operations    11,471     13,698     12,486
                                                   -------    -------    -------
Total assets                                        51,376     53,049     47,182
                                                   =======    =======    =======

Capital expenditures
Vehicle components                                     420        532        852
Agricultural equipment (1)                             145        487        220
Electrical components and GPS(2)                       246        218         75
                                                   -------    -------    -------
Total capital expenditures - continuing operations     811      1,237      1,147
Automotive accessories - discontinued operations       330        358        536
                                                   -------    -------    -------
Total capital expenditures                           1,141      1,595      1,683
                                                   =======    =======    =======

Depreciation and amortization
Vehicle components                                     821      1,372      1,142
Agricultural equipment (1)                             239        288        121
Electrical components and GPS(2)                       315        239        119
                                                   -------    -------    -------
Total depreciation and amortization - continuing
  operations                                         1,375      1,899      1,382
Automotive accessories - discontinued operations       231        257        256
                                                   -------    -------    -------
Total depreciation and amortization                $ 1,606    $ 2,156    $ 1,638
                                                   =======    =======    =======

(1) Primary operation acquired February 1995
(2) Primary operation acquired April 1995

Notes to Consolidated Financial Statements

Years ended September 30, 1997, 1996, 1995
(Dollars in thousands, except share and per share amounts)

Note 13. Net Sales from Continuing Operations - Geographic Region

                                   1997             1996          1995
                                 --------         --------      --------

           Canada                $  2,795         $  4,570      $  5,326
           Other                    3,560            3,261         2,754
                                 --------         --------      --------
           Net sales-export         6,355            7,831         8,080
           United States           49,899           43,448        36,392
                                 --------         --------      --------
           Net                   $ 56,254         $ 51,279      $ 44,472
                                 ========         ========      ========

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

Notes to Consolidated Financial Statements

Years ended September 30, 1997, 1996, 1995
(Dollars in thousands, except share and per share amounts)


In September 1997, the Company concluded negotiations of a five-year union contract, which has been ratified by union members and is awaiting final signature. As a part of the contract, the Company has reduced its retiree health care obligations and obtained cost sharing between the retired employees and the Company for future cost increases.

The following table provides information on the post retirement plan status at September 30, 1997:


Accumulated Post Retirement Benefit Obligation
   Retirees                                                     $ 1,293
   Fully eligible active participants                               579
   Other active Plan participants                                 1,094
                                                                -------
                                                                  2,966
Plan assets                                                           -
                                                                -------
Accumulated post retirement benefit
   obligation in excess of Plan assets                            2,966

Unrecognized gain                                                   687
Unrecognized prior service cost                                    (810)
Unrecognized transition obligation                               (1,835)
                                                                -------

Accrued post retirement benefit cost
   in the consolidated balance sheet                            $ 1,008
                                                                =======


Post retirement benefits expense for 1997 included the follow components:

Service cost                                                    $    74
Interest cost                                                       218
Amortization of unrecognized net obligation at transition           165
                                                                -------
Post retirement benefits expense                                $   457
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

Notes to Consolidated Financial Statements

Years ended September 30, 1997, 1996, 1995
(Dollars in thousands, except share and per share amounts)

Note 18.  Quarterly Data (unaudited)


                                       First         Second          Third          Fourth
            1997                      Quarter        Quarter        Quarter         Quarter          Annual
            ----                      --------       --------       --------        --------        --------

Continuing operations:
  Net sales                           $ 13,521       $ 14,248       $ 14,536        $ 13,949        $ 56,254
  Gross margin                           3,627          3,381          2,966           2,916          12,890
  Operating expenses                     2,056          2,294          2,306           1,962           8,618
                                      --------       --------       --------        --------        --------
Earnings from continuing operations        392            391            179             173           1,135
Loss from discontinued operations         (380)          (521)        (2,271)              -          (3,172)
                                      --------       --------       --------        --------        --------
Net earnings (loss)                   $     12       $   (130)      $ (2,092)       $    173        $ (2,037)
                                      ========       ========       ========        ========        ========

Earnings (loss) per common share
  from continuing operations          $   0.02       $   0.02       $   0.01        $    .01        $    .06

(Loss) per common share from
  discontinued operations                (0.02)         (0.02)          (.13)            .00            (.17)
                                      --------       --------       --------        --------        --------
Earnings (loss) per common share      $    .00       $  (0.00)      $   (.12)       $    .01        $   (.11)
                                      ========       ========       ========        ========        ========
Weighted average shares outstanding     17,800         17,900         18,500          18,500          18,200
                                      ========       ========       ========        ========        ========




                                       First         Second          Third          Fourth(1)
            1996                      Quarter        Quarter        Quarter         Quarter          Annual
            ----                      --------       --------       --------        --------        --------
Continuing operations:
  Net sales                           $ 12,044       $ 12,598       $ 13,474        $ 13,163        $ 51,279
  Gross margin                           3,823          3,593          3,779           2,478          13,673
  Operating                              1,719          1,749          2,018           2,593           8,079
                                      --------       --------       --------        --------        --------
Earnings (loss) from operations          1,035            879            730            (281)          2,363
Loss from discontinued operation           (45)          (365)        (1,824)           (690)         (2,924)
                                      --------       --------       --------        --------        --------
Net earnings (loss)                   $    990       $    514       $ (1,094)       $   (971)       $   (561)
                                      ========       ========       ========        ========        ========

Earnings (loss) per common share
  from continuing operations          $    .06       $    .05       $    .04        $   (.02)       $    .13
(Loss) per common share from
  discontinued operations                  .00           (.02)          (.10)           (.04)           (.16)
                                      --------       --------       --------        --------        --------
Earnings (loss) per common share      $    .06       $    .03       $   (.06)       $   (.06)       $   (.03)
                                      ========       ========       ========        ========        ========
Weighted average shares outstanding     17,900         17,600         17,600          17,800          17,800
                                      ========       ========       ========        ========        ========


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

Note 19. Contingencies

The Company has identified certain contaminants in the soil of its Portland, Oregon manufacturing facility, which the Company believes, was disposed of on the property by a previous property owner. The Company intends to seek indemnification from such party for the costs of permanent monitoring, or cleanup if required. The Company has retained an environmental consulting firm, which is currently conducting tests to determine the extent of any contamination. The Company cannot estimate the costs of permanent monitoring or property clean up at the present time. However, the Company believes that it can enforce valid claims against the prior property owner for any costs it may incur.

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








/s/     Horwath Gelfond Hockstadt Pangburn & Co.

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


WILLIAMS CONTROLS, INC.

     Date:     September 16, 1998          By /s/ Thomas W. Itin
                                           -------------------------------------
                                           Thomas W. Itin, Chairman,
                                           President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



     Date:     September  16, 1998         By /s/ Thomas W. Itin
                                           -------------------------------------
                                           Thomas W. Itin, Principal Executive
                                           Officer, Chairman, President, Chief
                                           Executive Officer and Director


     Date:     September  14, 1998         By /s/ Gerard A. Herlihy
                                           -------------------------------------
                                           Gerard A. Herlihy
                                           Chief Financial and
                                           Administrative Officer


     Date:     September  23, 1998         By /s/ William N. Holmes
                                           -------------------------------------
                                           William N. Holmes
                                           Corporate Controller and Principal
                                           Accounting Officer


     Date:     September  23, 1998         By /s/ R. William Caldwell
                                           -------------------------------------
                                           R. William Caldwell, Director


     Date:     September ___, 1998         By
                                           -------------------------------------
                                           H. Samuel Greenawalt, Director


     Date:     September  23, 1998         By /s/ Timothy Itin
                                           -------------------------------------
                                           Timothy Itin, Director

                             Williams Controls, Inc.

                               Index to Schedules






                                                                         Page


                         Independent Auditors' Report                     52

Schedule II              Valuation and Qualifying Accounts                53
























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



                                /s/     Horwath Gelfond Hockstadt Pangburn & Co.
                                ------------------------------------------------

                                HORWATH GELFOND HOCHSTADT PANGBURN & CO.




Denver, Colorado
December 18, 1997

                             Williams Controls, Inc.

                        Valuation and Qualifying Accounts

                                   Schedule II

                             (Dollars in thousands)


                                              Beginning          Charged to
         Description                           balance            expenses
         -----------                         ----------          ----------

For Year Ended
September 30, 1997

Total reserves for doubtful accounts
  and obsolete inventory                      $   1,064           $    937
                                              =========           ========

For Year Ended
September 30, 1996

Total reserves for doubtful accounts
  and obsolete inventory                      $   2,959           $  1,691
                                              =========           ========


For Year Ended
September 30, 1995

Total reserves for doubtful accounts
  and obsolete inventory                      $     575           $  1,125
                                              =========           ========




NOTE: Valuation and qualifying accounts were not individually significant; and, therefore, additions and deductions information has not been provided in this schedule.

                             Williams Controls, Inc.
                                  Exhibit Index

Exhibit
Number    Description

3.1 Certificate of Incorporation of the Registrant as amended. (Incorporated by reference to Exhibit 3.1 to the Registrants' annual report on form 10-K for the fiscal year ended September 30, 1995 (the "1995 form 10-K"))


3.2 By-Laws of the Registrant. (Incorporated by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form S-18, Registration No. 33-30601-S, as filed with the Commission on August 18, 1989 (the "1989 Form S-18"))


4.1 Specimen Unit Certificate (including Specimen Certificate for shares of Common Stock and Specimen Certificate for the Warrants). (Incorporated by reference to Exhibits 1.1 and 1.2 to the Registrant's Registration
     Statement on Form 8-A, Commission File No. 0-18083, filed with the Commission on November 1, 1989)


10.1 (a) Indemnification Agreement for Thomas W. Itin ("Itin Indemnification Agreement"). (Incorporated by reference to Exhibit 10.9 to the 1989 Form S-18)


10.1 (b) Amendment No. 1 to Itin Indemnification Agreement. (Incorporated by reference to Exhibit 10.1(b) to the Registrant's Annual Report on form 10-K for the Fiscal Year Ended September 30, 1993 (the "1993 Form-10K"))


10.1 (c) Form of Indemnification Agreement for R. William Caldwell, H. Samuel Greenawalt and Timothy Itin. (Incorporated by reference to Exhibit 10.1(c) to the Registrant's 1993 Form 10-K)


10.2 (a)Credit Agreement dated July 11, 1997 among Registrant and its subsidiaries and Ajay Sports, Inc. ("Ajay") and its subsidiaries, all as borrowers, and Wells Fargo Bank, National Association, as lender (the "Credit Agreement"). (Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1997 (the "June 1997 Form 10-Q"))

10.2 (b)Promissory Notes under the Credit Agreement: (a) Revolving Credit Loans Promissory Note (b) Term Loan I Promissory Note (c) Term Loan II Promissory Note (d) Real Estate Loan Promissory Note (All incorporated by reference to
     Exhibit 10.2 to the Registrant's June 1997 Form 10-Q)

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

Exhibit
Number    Description

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


10.7(b) Amendment  One  to the Itin  Guaranty.  (Incorporated  by  reference  to
     Exhibit 10.7(b) to the Registrant's Annual Report on Form 10-K for the period ended September 30, 1997 (the "1997 Form 10-K"))

10.8 Security Agreement between Ajay and its subsidiaries, as debtors, and the Registrant and its subsidiaries, as secured parties. (Incorporated by reference to Exhibit 10.8 to the 1997 Form 10-K)


21.1 List of Subsidiaries. See Item 1 in this report


27.1 Financial Data Schedule. (Incorporated by reference to Exhibit 27.1 to the 1997 Form 10-K)

Exhibit 10.7(b) Amendment One to the Itin Guaranty


                          AMENDMENT NO. ONE TO GUARANTY



     AMENDMENT NO. ONE, dated this 7th day of January, 1998 but effective as of July 11, 1997, to that certain GUARANTY dated as of October 2, 1995, by and between Thomas W. Itin ("Itin") and Williams Controls, Inc., a Delaware corporation, and its successors and assigns ("Williams").

     A. For its own benefit and that of its operating subsidiaries, Ajay Sports, Inc. ("Ajay") obtained financing of up to $13.5 million under a revolving loan agreement dated as of July 25, 1995 between Ajay and United States National Bank of Oregon ("US Bank"), as amended by a First Amendment dated as of October 2, 1995 (as amended, the "Ajay/US Bank Loan"). The Ajay/US Bank Loan was guaranteed by each of Ajay's operating subsidiaries and was secured by its inventory and accounts then existing or thereafter acquired.


     B. On July 11, 1997, Williams and its subsidiaries and Ajay and its subsidiaries refinanced their bank loans with Wells Fargo Bank, National Association ("Wells Fargo") through a joint credit facility (the "Wells Fargo Credit Facility").

     C. In connection with the above-described financing, Williams and its subsidiaries and Ajay and its subsidiaries entered into a Consent, Reaffirmation and Release Agreement dated July 14, 1997 with US Bank and Ajay issued a promissory note in the principal amount of $2,340,000 (the "Ajay/US Bank Term Loans"), payment of which was guaranteed directly by Itin (the "Itin/US Bank Guaranty") and Williams and its subsidiaries jointly and severally (the "Williams/US Bank Guaranty").

     D. This Amendment supplements and amends the guaranty dated October 2, 1995 which Itin previously delivered to Williams in connection with the Ajay/US Bank Loan and Williams' guaranty delivered in connection therewith, which Itin reaffirms as amended hereby.

     NOW, THEREFORE, Itin, as Chairman and Chief Executive Officer of each of Williams and Ajay and as a significant shareholder in both Williams and Ajay, in consideration of Williams' guaranty of Ajay's obligations under the Ajay/US Bank Term Loans, periodic advances to Ajay and for Williams jointly entering into the Wells Fargo Credit Facility with Ajay, and other good and valuable consideration, the adequacy and receipt of which hereby is acknowledged, and intending to be legally bound, the parties hereby amend the October 2, 1995 Guaranty of Itin as follows:

     Section 1 is deleted in its entirety and is replaced with the following in its stead:

     1. The Guaranty. Itin hereby absolutely and unconditionally guarantees to Williams repayment of the Guaranteed Obligations, as defined below. The "Guaranteed Obligations" shall include all of the following:

          (a) The Market Value (as hereinafter defined) of the 4,111,647 shares of Ajay common stock owned by Williams (the "Shares") at not less than $1,400,000 on the date, if any, that Itin first becomes obligated to perform under this Guaranty. For purposes of this Guaranty, "Market Value" shall mean the average closing bid price per share of the Ajay common stock as reported on the Nasdaq National Market, the Nasdaq SmallCap Market or the OTC Bulletin Board, or if none, the National Quotation Bureau's "Pink Sheets."

          (b) Any and all amounts Williams or its subsidiaries are required to pay to US Bank upon performance under the Ajay/US Bank Term Loans.

          (c) Any and all amounts Williams has advanced, contemplates advancing or is required to advance to Ajay or for which Williams otherwise becomes liable to third parties for the benefit of Ajay in connection with the termination of Ajay's Revolving Loan Agreement with US Bank dated July 25, 1995, as amended (the "Original Ajay/US Bank Loan") in connection with the Wells Fargo Credit Facility.

          (d) Any and all amounts which Williams, under its joint and several liability obligations to Wells Fargo, ultimately is required to pay to Wells Fargo under the Wells Fargo Credit Facility to the extent that such amounts paid by Williams have not been repaid by Ajay or otherwise extinguished at the time this Guaranty is being called upon.

          (e) Amounts, including, without limitation, principal, interest and reasonable collection costs directly related to the performance of Itin hereunder.

     Section 3 is amended by deleting the reference in the second sentence to the "Williams Guaranty" and is replaced with "the Ajay/US Bank Term Loans or any other obligation which constitutes a Guaranteed Obligation hereunder".


     Section 4 is amended by renumbering subsection (b) as subsection (d) and adding the following new subsections (b) and (c):

          (b) upon notice (given in accordance with Section 6 hereof) by Itin to Williams terminating the Guaranty, which termination shall have the effect of ending Itin's obligation to guaranty any obligations incurred by Williams after the date of termination; provided, however, that a termination under this subsection shall not terminate Itin's obligations with respect to any Guaranteed Obligations existing or otherwise outstanding on the date of termination under this subsection;

          (c) automatically upon a change of control in Williams other than a voluntary change of control by Itin; with "control" (including the terms controlling, controlled by an under common control with) meaning the possession, direct or indirect, of the power to direct or cause the direction of management and policies of Williams, whether through the ownership of voting securities, by contract or otherwise; or


     Section 5 is amended by deleting the references in subsections (d) and (f) to the "Williams Guaranty" and inserting "the Ajay/US Bank Term Loans or any other obligation which constitutes a Guaranteed Obligation hereunder" in lieu thereof; and by inserting "or any other third party" immediately after "US Bank" each time that term appears in subsections (d) and (f).


     Subsection  (i) of Section 6 is amended by deleting the  reference to "Dale
J. Nelson" and replacing it with "Gerard A. Herlihy" where it appears in subsection (i), and by changing the area code references in subsection (ii) from "(810)" to "(248)."

     All other provisions of the Guaranty amended hereby shall remain in full force and effect without revision or amendment.

     IN WITNESS WHEREOF, the parties have caused this Amendment No. One to Guaranty to be signed and delivered as of the date first above written.

                                        "ITIN"

                                        By /s/ Thomas W. Itin
                                           ----------------------------
                                           Thomas W. Itin, Individually

                                        WILLIAMS CONTROLS, INC.


                                        By /s/ Gerard A. Herlihy
                                           ----------------------------
                                           Gerard A. Herlihy, Chief
                                           Financial Officer

Exhibit 10.8 Security Agreement between Ajay and its subsidiaries, as debtors, and the Registrant and its subsidiaries, as secured parties.

                               SECURITY AGREEMENT




DATE:    Effective July 14, 1997

BETWEEN: AJAY SPORTS, INC., a Delaware corporation and
         AJAY LEISURE PRODUCTS, INC., a Delaware corporation
         AJAY LEISURE DE MEXICO C.V. DE S.A., a Mexicali, Mexico corporation PALM SPRINGS GOLF, INC., a Colorado corporation
         1501 E. Wisconsin Street
         Delavan, Wisconsin  53115
         Attention:  Thomas W. Itin

         LEISURE LIFE, INC., a Tennessee corporation
         215 4th Avenue North
         Baxter, Tennessee 38544
         Attention:  Thomas W. Itin

                                                   (collectively, the "Debtors")


AND: WILLIAMS  CONTROLS,  INC., a Delaware  corporation on its own behalf and on behalf of its subsidiaries, WILLIAMS CONTROLS INDUSTRIES, INC., AGROTEC WILLIAMS, INC., APTEK WILLIAMS, INC., GEOFOCUS, INC., HARDEE WILLIAMS, INC., KENCO WILLIAMS, INC., NESC WILLIAMS, INC., PREMIER PLASTIC TECHNOLOGIES, INC., WACCAMAW WHEEL WILLIAMS, INC., WILLIAMS TECHNOLOGIES, INC., WILLIAMS WORLD TRADE, INC., WILLIAMS AUTOMOTIVE, INC. and TECHWOOD WILLIAMS, INC.
     14100 S.W. 72nd Avenue
     Portland, Oregon  97224
     Attention:  Gerard A. Herlihy, CFO

                                             (collectively, the "Secured Party")

1. Grant of Security Interest. For valuable consideration, the receipt and sufficiency of which are hereby acknowledged, and to secure payment and performance of the obligations described in Section 2, Debtors hereby grant to Secured Party, a security interest in and to the following (collectively, the "Collateral"):

          (a) all of Debtors' inventory (including finished inventory, work-in-process, and raw materials), equipment, machinery, furniture and fixtures, vehicles, supplies, all accounts (including all rights under contracts to sell or lease goods or equipment or to render services, whether or not earned by performance, which are not evidenced by an instrument or chattel paper), contract rights, drafts, acceptances, notes, securities and other instruments, all chattel paper, documents, records, computer software and data general intangibles and other forms of receivables, and all guaranties and securities therefor, including without limitation the property described below, now owned or hereafter acquired by Debtors, as well as the products and proceeds thereof:

               (i) any and all patents, copyrights, registered and common law trademarks, trade names, service marks, service names, slogans, assumed names and other similar rights owned by Debtors or which they have the right to use in the conduct of their respective businesses, including, without limitation, any rights to Debtors' trade names;

               (ii) all claims, causes of action, and other rights of Debtors that relate in any way to the ownership, operation, use, or lease of any of the Collateral;

               (iii) all rents, income, receipts, revenues, issues, profits and other income, liens, and security interests of any nature to which Debtors may now be or shall hereafter become entitled arising from the Collateral; and

          (b) all equipment, fixtures, and goods described on Exhibit A as it may from time to time be amended to include additional equipment, fixtures, and goods, together with all accessions, parts, additions, substitutions, and replacements affixed thereto, as well as the products and proceeds thereof.

2. Obligations Secured. This Agreement is given to secure (a) performance of the covenants and agreements hereinafter made, (b) payment of all indebtedness now or hereafter owing to Secured Party by Debtors, including, without limitation, performance of the covenants and agreements under (a) that certain Consent, Reaffirmation and Release Agreement dated July 14, 1997 by and among United States National Bank of Oregon ("US Bank"), Secured Party and Debtors and the related promissory note dated July 14, 1997 in the initial principal amount of $2,340,000 made by Ajay Sports, Inc. in favor of US Bank (collectively, the "US Bank Term Loan"); (b) any and renewals and extensions of the foregoing instruments, whether or not evidenced by new or additional instruments; (c) performance of the covenants and provisions in all other agreements, certificates, guaranties, or other documents executed by Debtors in connection with the US Bank Term Loan; (d) full performance of Debtors' joint and several obligations with Secured Party under the joint credit facility dated July 11, 1997 by and among Wells Fargo Bank, National Association, as lender, and Debtors and Secured Party as borrowers; (e) full performance or repayment of any and all obligations of Debtors to Secured Party resulting from advances, either direct or indirect, to Debtor by Secured Party and any other obligations incurred, either direct or indirect, for the benefit of Debtors by Secured Party, and (e) payment of all costs, expenses and reasonable attorney fees at trial, on appeal, or in any bankruptcy proceeding incurred by Secured Party in enforcing the debts, obligations and liabilities of Debtors and in preserving, handling, protecting, collecting, foreclosing, disposing and otherwise realizing on any and all security therefor.

     Notwithstanding any provision contained herein as to the rights of Secured Party hereunder, Secured Party shall take no action, including, without limitation, enforcement of any of its rights with respect to the Collateral that would be in conflict with or contrary to the rights of either of US Bank or Wells Fargo Bank as to the Collateral under the US Bank Term Loan or the Wells Fargo Credit Facility, it being understood and agreed by the Secured Party that its rights hereunder are and shall remain subordinate to the rights of US Bank and/or Wells Fargo until Debtors' obligations to them are paid in full in accordance with the terms of the US Bank Term Loan and the Wells Fargo Credit Facility.

3. Warranties, Representations and Covenants of Debtors. Each Debtor represents, warrants and covenants as follows:

          (a) Except for Permitted Liens (as defined below): (i) It will keep its portion of the Collateral free and clear of any lien, encumbrance or security interest; (ii) It will not mortgage, pledge, grant, or permit to exist a security interest or lien upon any of the Collateral, now owned or hereafter acquired by it; (iii) It is, and as to portions of the Collateral it acquires after the date hereof, it will be, the sole owner of the Collateral, free from any adverse lien, security interest, or adverse claim of any kind whatsoever, except for claims of persons claiming solely by, through or under Secured Party. "Permitted Liens" means (i) liens arising by operation of law for taxes, assessments or governmental charges not yet due; (ii) statutory liens of mechanics, materialmen, shippers, warehousemen, carriers and other similar persons for services or materials arising in the ordinary course of business for which payment is not yet due; (iii) non-consensual liens incurred or deposits made in the ordinary course of business in connection with workers' compensation, unemployment insurance and other types of social security; (iv) liens for taxes or statutory liens of mechanics, materialmen, shippers, warehousemen, carriers and other similar persons for services or materials which are due but are being contested in good faith and by appropriate and lawful proceedings promptly initiated and diligently conducted and for which reserves satisfactory to Secured Party have been established; (v) liens listed on
     Schedule I, (vi) liens in favor of Secured Party; (vii) liens in favor of United States National Bank of Oregon; and (viii) liens in favor of Wells Fargo Bank, National Association created in connection with the Wells Fargo Credit Facility. No financing statement or other instrument affecting the Collateral, or rights therein, bearing the signature of, or otherwise authorized by, Debtor is on file in any public filing office, other than those giving rise to Permitted Liens. Debtor will notify Secured Party of any claim or demand against the Collateral and will defend the Collateral against all claims and demands of all persons at any time claiming the same or any interest therein, other than those persons whose claims or demands are based on Permitted Liens, and other than those persons claiming solely by, through or under Secured Party.

          (b) Debtors' equipment and inventory are located in the States of Wisconsin and Tennessee and/or in Mexicali, Mexico. Each Debtor will notify Secured Party in the event it opens places of business in other states or comes to have Collateral located in other states. The Collateral is not used or bought for personal, family or household purposes.

          (c) Debtors' principal place of business is in Delavan, Wisconsin except that Debtor Leisure Life, Inc.'s principal place of business is located in Baxter, Tennessee and Debtor Ajay Leisure De Mexico C.V. de S.A.'s principal place of business is in Mexicali, Mexico. Debtor will not move its principal place of business outside its present location. Debtor will not do business under any assumed business names except those of which Debtor has notified Secured Party in writing of the adoption or change of any assumed business name, and will, upon request of Secured Party, execute any additional financing statements or other certificates necessary to reflect the adoption or change in such name or names.

          (d) Debtor will not sell, lease, transfer or otherwise dispose of any interest in any Collateral (other than in the ordinary course of business) without the prior written consent of Secured Party.

          (e) Debtor will keep the Collateral in good condition and repair, and will not misuse, abuse, destroy, or allow to deteriorate or waste the Collateral or any part thereof, except for ordinary wear and tear of its normal and excepted use in Debtor's business. Debtor will not use any of the Collateral in violation or any governmental law, rule, or regulation. Secured Party or its designee may examine and inspect the Collateral at all reasonable times, wherever located, and for that purpose is authorized by Debtor to enter any place or places where any part of the Collateral may be.

          (f) Debtor will keep the Collateral fully insured against loss or damage by fire, theft, collision, and such other hazards.

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

          (h) Debtor will promptly execute any document, alone or with Secured Party, procure any document, give any notices, do all other acts, and pay all costs associated with the foregoing that Secured Party determines are necessary to protect the Collateral against rights, claims or interest of third parties (except those arising from Permitted Liens or those claiming solely by, through or under Secured Party) and will otherwise preserve the Collateral as security hereunder.

          (i) Debtor will not assert against Secured Party any claim or defense which Debtor may have against any other person with respect to the Collateral or any part thereof.

          (j) Until foreclosure, Debtor will indemnify, defend and hold Secured Party harmless from and against any loss, liability, damage, cost and expense whatsoever arising from the use, operation, ownership or possession of the Collateral or any part thereof.

          (k) Debtor shall promptly replace any material loss, theft, damage or destruction of any Collateral; provided that if all insurance proceeds covering such loss, theft, damage or destruction are promptly applied to the reduction of indebtedness under the Note, then such failure to replace shall not constitute an Event of Default.

          (l) At such time as the US Bank Term Loans are repaid and the security interests and financing statements related thereto are terminated, Debtors promptly will deliver to Secured Party all appropriate financing statements and such other documents or instruments as Secured Party may reasonably request to perfect the Security Interest created hereby which will be subordinate only to the security interests granted in connection with the Wells Fargo Credit Facility.

4. Preservation of Collateral by Secured Party. If Debtors should fail to make any payment, perform or observe any other covenant, obligation or agreement, or take any other action which Debtors are obligated hereunder to make, perform, observe, take or do, then Secured Party may, at Secured Party's sole discretion, without notice to or demand upon Debtors and without releasing Debtors from any obligation, covenant, or agreement hereof, make, perform, observe, take or do the same in such manner and to such extent as Secured Party may deem necessary to protect the security interest in or the value of the Collateral. Furthermore, Secured Party, in its sole discretion, may commence, appear or otherwise participate in any action or proceeding purporting to affect Secured Party's security interest in or the value or ownership of the Collateral. All sums expended or incurred by Secured Party pursuant to the foregoing authorizations (including reasonable attorney fees) shall be secured hereby and shall be due and payable within ten days after demand and shall bear interest from the date of expenditure until the date of reimbursement at two percent above the prime lending rate of Wells Fargo Bank, National Association.

5. Use of Collateral by Debtor. So long as no Event of Default shall have occurred, Debtors may have possession of the Collateral (other than instruments delivered to Secured Party pursuant to this Agreement) and may use the Collateral in any lawful manner not inconsistent with any other agreement or policy of insurance which affects the Collateral. Secured Party acknowledges and agrees that any buyer in the ordinary course of Debtors' businesses takes free of Secured Party's security interest.

6. Events of Default. TIME IS OF THE ESSENCE. Any of the following shall constitute an event of default under this Agreement ("Event of Default"):

          (a) An Event of Default shall occur under this Agreement, the US Bank Term Loans or any other agreement to which Debtors are party;

          (b) Secured Party receives any evidence that any Debtor has taken any action that is contrary to its grant to Secured Party of a security interest in the Collateral, and such default is not remedied within 20 days after notice to Debtor by Secured Party;

          (c) Debtor fails to perform or observe any covenant, agreement, term, or promise contained herein or in any other agreement with Secured Party to which Debtor is a party, and such performance or observance is not remedied within 20 days from the earlier of the time an officer or director of Debtor obtains actual acknowledge thereof or notice from Secured Party or the Banks;

          (d) Any representation, warranty, or statement made herein proves to have been false or misleading in any material respect as of the time made; or

          (e) Material loss, theft, destruction or disappearance of, or damage to, the Collateral, and such Collateral is not replaced within 20 days of such event (or such additional time as may be necessary to replace such Collateral by the exercise of reasonable diligence) or all insurance proceeds covering such loss, theft, destruction or disappearance are not promptly applied to the reduction of any indebtedness to US Bank, Wells Fargo or Secured Party, as appropriate.

7. Remedies Upon Default.

          (a) Upon the occurrence of any Event of Default, Secured Party may, at its option and in addition to any other remedies provided by law, in this Agreement or in any other agreement with Secured Party to which Debtor is a party, do any one or more of the following, successively or concurrently:

               (i) Declare all indebtedness secured hereby to be immediately due and payable.

               (ii) Either personally, or by means of a court appointed receiver, take possession of all or any of the Collateral and exclude therefrom Debtors and all others claiming under Debtors, and thereafter hold, store, use, operate, manage, lease, maintain and control the Collateral, make repairs, replacements, alterations, additions and improvements to the Collateral and exercise all rights and powers of Debtors with respect to the Collateral or any part thereof. Debtors hereby expressly waive any requirement that Secured Party or the receiver post a bond upon such appointment. If Secured Party demands or attempts to take possession of the Collateral in the exercise of any rights under this Agreement, Debtors shall turn over promptly and deliver complete possession thereof to Secured Party.

               (iii) Without notice to or demand upon Debtors, make such payments and do such acts as Secured Party may deem necessary to protect Secured Party's security interest in the Collateral, including without limitation, (1) paying, purchasing, contesting or compromising any encumbrance, charge or lien which is prior to or superior to the security interest granted hereunder, and in exercising any such powers or authority to pay all expenses incurred in connection therewith, and
          (2) in exercising its rights under this Section 7, collect, compromise, endorse, sell, or otherwise deal with Collateral or proceeds thereof in its own name or that of Debtors, with full power to endorse any certificates of title.

               (iv) Require Debtors to deliver to Secured Party all original documents, drafts, acceptances, notes, securities, other instruments and chattel paper. If any of the chattel paper covers property that is covered by certificates of title, then Debtors shall also deliver such certificates.

               (v) Require Debtors to assemble the Collateral, or any portion thereof, at a place designated by Secured Party and reasonably convenient to both parties, and promptly to deliver such Collateral to Secured Party or its designee. Secured Party, and its agents and representatives and designees, shall have the right to enter upon any or all of Debtors' premises and property to exercise Secured Party's rights thereunder.

               (vi) Notify account debtors or lessees of any Collateral that the Collateral has been assigned to Secured Party and the proceeds, lease payments, or other payments thereon shall be paid to Secured Party. Upon request of Secured Party, Debtors will also promptly notify account debtors and will indicate on all billings to account debtors that the accounts are payable to Secured Party, and will promptly notify lessees of Collateral that all lease payments are payable to Secured Party. Any and all proceeds thereafter received by Debtors shall be turned over to Secured Party daily in the exact form in which they are received.

               (vii) Foreclose on the Collateral as herein provided or in any manner permitted by law, and exercise any and all lawful rights and remedies conferred upon Secured Party by Debtor in connection with the indebtedness secured hereby, either concurrently or in such order as Secured Party may determine; and sell or cause to be sold in such order as Secured Party may determine, as a whole or in such parcels as Secured Party may determine, the Collateral without affecting in any way other rights or remedies to which Secured Party may be entitled.

               (viii) Sell, lease or otherwise dispose of the Collateral at public sale, without having the Collateral at the place of sale, and upon terms and in such manner as Secured Party may determine. Secured Party, or any Debtor may be a purchaser at any sale.

               (ix) Exercise any remedies of a secured party under the Uniform Commercial Code of Wisconsin and/or Tennessee and of any other state in which Collateral is located.

          (b) Unless the Collateral is perishable or threatens to decline rapidly in value or is of a type customarily sold on a recognized market, Secured Party shall give Debtor at least ten days' prior written notice of the time and place of any intended public sale or of the time after which any intended private sale or other disposition of the Collateral is to be made, which notice shall be deemed reasonable.

          (c) In the event of a public or private sale of the Collateral, the proceeds, after payment therefrom of Secured Party's reasonable expenses of sale, reasonable attorney fees and other legal expenses incurred in connection therewith, shall be applied in satisfaction of the obligations secured hereby, and any surplus remaining shall be paid by Secured Party to Debtor. If proceeds applied to such obligations are insufficient to pay the same in full, Debtors shall be jointly and severally liable for any deficiency and shall promptly pay the same to Secured Party. Any repossession or retaking or sale of the Collateral pursuant to the terms hereof shall not operate to release Debtors until full payment of any deficiency has been made in cash.

8. Payment of Costs of Collection. In case of an Event of Default, or in case litigation is commenced to enforce or construe any term of this Agreement or any other instrument evidencing indebtedness of Debtors to Secured Party or of any other document or agreement executed hereunder, the losing party will pay to the prevailing party such amounts as shall be sufficient to cover the cost and expense of collection or enforcement, including, without limitation, reasonable attorney's fees and costs at trial, on appeal, and in any bankruptcy proceeding.

9. Power of Attorney. Debtors do hereby irrevocably appoint Secured Party as their attorney-in-fact, with full power of substitution, upon the occurrence of an Event of Default, to execute any document or instrument, including any proofs of claim, to endorse any draft or other instrument for the payment of money, to execute releases, to negotiate settlements, to cancel any insurance referred to herein and to do all other things necessary or required to effect a settlement under any insurance policy or to take any action or perform any obligation or enforce any right with respect to the Collateral Debtors would have the right or power to do, all of which actions may be taken in Secured Party's own name. Secured Party agrees to give Debtors notice of any actions it has taken pursuant to its appointment as attorney-in-fact within a reasonable time after such action is taken, it being understood that the failure to give such notice will not revoke Secured Party's appointment as attorney-in-fact or invalidate any actions taken in such capacity. This power of attorney is a power coupled with an interest which cannot be revoked until payment in full of the whole amount then due and unpaid of the indebtedness of Debtor to Secured Party.

10. Miscellaneous.

          (a) Notices. All notices or other communications required or permitted hereunder shall be given to the appropriate party or parties and shall be effective as provided in the Wells Fargo Credit Facility; provided, that, notices given to or by US Bank shall be given as provided in the US Bank Term Loan.

          (b) Remedies Cumulative. Any and all remedies herein expressly conferred upon Secured Party shall be deemed cumulative with and not exclusive of any other remedy conferred hereby or by law on Secured Party, and the exercise of any one remedy shall not preclude the exercise of any other.

          (c) Waiver. Secured Party shall not be deemed to have waived any power, right or remedy under this or any other agreement executed by Debtors unless the waiver is in writing signed by Secured Party. No delay in exercising Secured Party's power, right or remedy shall be a waiver nor shall a waiver on one occasion operate as a waiver of such power, right or remedy on a future occasion.

          (d) Further Assurances. Debtors will join with Secured Party in executing, filing and doing whatever may be necessary under applicable law to perfect and continue Secured Party's security interest in the Collateral now owned or hereafter acquired by Debtors, all at Debtors' expense.

          (e) Attorneys Fees. If Secured Party exercises its rights or remedies under this Agreement or under the Uniform Commercial Code, Debtor agrees to pay all costs, expenses and reasonable attorney fees as the trial court or any appellate court may adjudge reasonable in any matter arising from or related to this Agreement, including claims and adversary proceedings in bankruptcy.

          (f) Successors and Assigns. This Agreement may not be assigned by Debtors without the prior written consent of Secured Party. This Agreement shall be binding upon and shall inure to the benefit of the parties and their permitted respective successors and assigns. The US Bank Term Loans constitute a separate instrument and may be negotiated, extended or renewed by Secured Party without releasing Debtor, the Collateral, or any guarantor or co-maker.

          (g) Validity; Severability. If any provision of this Agreement is held to be invalid, such event shall not affect, in any respect whatsoever, the validity of the remainder of this Agreement, and the remainder shall be construed without the invalid provision so as to carry out the intent of the parties to the extent possible without the invalid provision.

          (h) Exhibits and Schedules. Any exhibits or schedules attached to this Agreement and referred to herein are incorporated in this Agreement as if they were fully set forth in the text hereof.

          (i) Governing Law. This Agreement shall be governed by and construed under the laws of the State of Oregon.

          (j) Counterparts; Hearings. This Agreement may be executed in several counterparts, each of which shall be deemed an original, but such counterparts shall together constitute but one and the same Agreement. Section headings in this Agreement are inserted for convenience of reference only and shall not constitute a part hereof.

          (k) Amendment. This agreement can be modified or terminated only by a writing signed by Secured Party and Debtors.

          (l) Term of Security Agreement. This Agreement shall remain in full force and effect as long as any indebtedness of Debtors to Secured Party remains unpaid or outstanding.

          (m) Capitalized Terms. Capitalized terms not defined herein shall have the respective meanings ascribed thereto in the US Bank Term Loans or the Wells Fargo Credit Facility.

          (n) Include. The terms "include," "including," and similar terms shall be construed as if followed by the phrase "without limitation."

          IN WITNESS WHEREOF, the parties hereto have duly executed this Agreement as of the date first above written.


                                        SECURED PARTY:

                                        WILLIAMS  CONTROLS,   INC.,  a  Delaware
                                        corporation,  on its own   behalf and as
                                        agent  on  behalf  of  its subsidiaries,
                                        Williams  Controls  Industries,  Agrotec
                                        Williams, Inc.,  Aptek Williams,   Inc.,
                                        GeoFocus, Inc.,  Hardee  Williams, Inc.,
                                        Kenco Williams,  Inc.,   NESC  Williams,
                                        Inc., Premier Plastic Technologies,Inc.,
                                        Waccamaw Wheel Williams,  Inc., Williams
                                        Technologies,   Inc.,   Williams   World
                                        Trade, Inc.,  Williams Automotive,  Inc.
                                        and Techwood Williams, Inc.


                                        By /s/ Gerard A Herlihy
                                        --------------------------
                                        Gerard A. Herlihy, CFO

                                        DEBTORS:

                                        AJAY SPORTS, INC.


                                        By   /s/ Duane R. Stiverson
                                             ---------------------------
                                             Duane R. Stiverson
                                             Chief Financial Officer

                                             AJAY LEISURE PRODUCTS, INC.


                                        By  /s/ Duane R. Stiverson
                                            ---------------------------
                                            Duane R. Stiverson
                                            Chief Financial Officer

                                            LEISURE LIFE, INC.


                                        By  /s/ Duane R. Stiverson
                                            ---------------------------
                                            Duane R. Stiverson
                                            Chief Financial Officer

                                            PALM SPRINGS GOLF, INC.


                                        By  /s/ Duane R. Stiverson
                                            ---------------------------
                                            Duane R. Stiverson
                                            Chief Financial Officer


                                            AJAY LEISURE de MEXICO D.V. de S.A.


                                        By  /s/ Clarence H. Yahn
                                            ---------------------------
                                            Clarence H. Yahn
                                            Sole Administrator