Form 10-K/A
period 1997-09-30
WILLIAMS CONTROLS INC
filed 1998-10-08
CIK 854860

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-K/A-2
               [ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                                     OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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



Raw Materials; Reliance on Single Source Suppliers

The Company produces its products from raw materials, including brass, aluminum, steel, plastic, rubber and zinc, which currently are widely available at reasonable terms. The Company relies upon, and expects to continue to rely upon, CTS Corporation, Robertshaw and Caterpillar, Inc. as single source suppliers for critical components and/or products as these suppliers are currently the only manufacturers of sensors made specifically for the Company's ETC. The Company manufactures a foot pedal using a contact position sensor manufactured by Caterpillar, Inc. used exclusively on Caterpillar engines. Caterpillar supplies this sensor and requires that its sensor be used on all Caterpillar engines; therefore, the Company does not consider the Caterpillar sensor supply to be at risk. Although these suppliers have been able to meet the Company's needs on a timely basis, and appear to be willing to continue being suppliers to the Company, there is no assurance that a disruption in a supplier's business, such as a strike, would not disrupt the supply of a component. Although the Company has recently experienced stable prices, prices for aluminum zinc, rubber, steel, and mechanical components such as gearboxes, hydraulics, and contact position sensors could fluctuate and affect profitability.



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

                             Williams Controls Inc.
                           Consolidated Balance Sheet
         (Dollars in thousands, except share and per share information)

                                                                        September 30,         September 30,
                                                                            1997                   1996
                                                                     --------------------    --------------------
ASSETS
Current Assets:
  Cash and cash equivalents                                               $       700          $       1,379
  Trade and other accounts receivable, less allowance of $185 and
   $1,250 in 1997 and 1996, respectively                                        8,468                 13,103
  Inventories                                                                  14,517                 15,288
  Prepaid expenses and other                                                    1,811                  1,156
  Net assets held for disposition                                                 638                      -
                                                                     --------------------    --------------------
   Total current assets                                                        26,134                 30,926

Investment in affiliate                                                           559                    943
Property plant and equipment, net                                              18,080                 19,801
Receivables from affiliate                                                      3,645                      -
Net assets held for disposition                                                 1,610                      -
Other assets                                                                    1,348                  1,379
                                                                     ====================    ====================
   Total assets                                                          $     51,376          $      53,049
                                                                     ====================    ====================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                                      $      5,070            $      5,895
  Accrued expenses                                                             3,008                   2,493
  Current portion of long-term debt and capital leases                         1,428                     212
  Estimated loss on disposal                                                     500                       -
  Revolving line of credit                                                         -                  21,000
                                                                     --------------------     -------------------
   Total current liabilities                                                  10,006                  29,600

Long-term debt and capital lease obligations                                  22,857                   2,782
Other liabilities                                                              1,215                   1,944

Commitments and contingencies                                                      -                       -

Minority interest in consolidated subsidiaries                                   463                     713

Shareholders' equity:
  Preferred stock ($.01 par value, 50,000,000 authorized)                          -                       -
  Common stock ($.01 par value, 50,000,000 authorized;
   17,912,240 and 17,869,987 issued at September 30,
   1997 and 1996, respectively)                                                  179                     179
  Additional paid-in capital                                                   9,822                   9,671
  Retained earnings                                                            7,402                   9,439
  Unearned ESOP shares                                                         (191)                   (511)
  Treasury stock (130,200 and 195,200 shares at
   September 30, 1997 and 1996, respectively)                                  (377)                   (540)
  Pension liability adjustment                                                     -                   (228)
                                                                     --------------------     -------------------
   Total shareholders' equity                                                 16,835                  18,010
                                                                     ====================     ===================
   Total liabilities and shareholders' equity                           $     51,376           $      53,049
                                                                     ====================     ===================


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


WILLIAMS CONTROLS, INC.


     Date:     October 7, 1998             By /s/ Thomas W. Itin
                                           -------------------------------------
                                           Thomas W. Itin, Chairman,
                                           President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



     Date:     October 7, 1998             By /s/ Thomas W. Itin
                                           -------------------------------------
                                           Thomas W. Itin, Principal Executive
                                           Officer, Chairman, President, Chief
                                           Executive Officer and Director


     Date:     October 7, 1998             By /s/ Gerard A. Herlihy
                                           -------------------------------------
                                           Gerard A. Herlihy
                                           Chief Financial and
                                           Administrative Officer, and
                                           Principal Accounting Officer


     Date:     October 7, 1998             By /s/ R. William Caldwell
                                           -------------------------------------
                                           R. William Caldwell, Director


     Date:     October 7, 1998             By  /s/ H. Samuel Greenawalt
                                           -------------------------------------
                                           H. Samuel Greenawalt, Director


     Date:     October 7, 1998             By /s/ Timothy Itin
                                           -------------------------------------
                                           Timothy Itin, Director

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