Form 10-K
period 1998-09-30
WILLIAMS CONTROLS INC
filed 1998-12-23
CIK 854860

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-K
               [ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                                     OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: September 30, 1998

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

                                (1) Yes X No____

                                (2) Yes X No____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of November 30, 1998, 18,468,788 shares of Common Stock were outstanding and the aggregate market value of the shares (based upon the closing price of the shares on the NASDAQ National Market) of Williams Controls, Inc. held by nonaffiliates was approximately $27,399,000.

                       Documents Incorporated by Reference

Portions of the definitive proxy statement for the 1999 Annual Meeting of Stockholders to be filed not later than January 28, 1999 are incorporated by reference in Part III hereof.

                             Williams Controls, Inc.
                             Index to 1998 Form 10-K



   Part I                                                                Page

      Item 1.   Description of Business                                  2-7
      Item 2.   Properties                                                 8
      Item 3.   Legal Proceedings                                          8
      Item 4.   Submission of Matters to a Vote of Security Holders        8


   Part II
      Item 5.   Market for Registrant's Common Equity and Related
                   Stockholder Matters                                     9
      Item 6.   Selected Financial Data                                   10
      Item 7.   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                 11-16
      Item 8.   Financial Statements and Supplementary Data            17-49
      Item 9.   Changes in and Disagreements with Accountants on
                   Accounting and Financial Disclosure                    50


   Part III
      Item 10.  Directors and Executive Officers of the Registrant        50
      Item 11.  Executive Compensation                                    50
      Item 12.  Security Ownership of Certain Beneficial Owners
                   and Management                                         50
      Item 13.  Certain Relationships and Related Transactions            50


   Part IV
      Item 14.  Exhibits, Financial Statement Schedules and
                   Reports on Form 8-K                                    50


   Signatures                                                             51

                             WILLIAMS CONTROLS, INC.

                                    Form 10-K

                                     Part I


Cautionary Statement: This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, those statements relating to development of new products, the financial condition of the Company, the ability to increase distribution of the Company's products, integration of businesses the Company acquires, disposition of any current business of the Company, including its Automotive Accessories and Agricultural Equipment segments. These forward-looking statements are subject to the business and economic risks faced by the Company. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of the factors described above and other factors described elsewhere in this report.

Item 1. Description of Business (Dollars in thousands)
------------------------------------------------------


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



General
-------


The Company is a Delaware corporation formed in 1988. The Company's primary business segment was founded by Norman C. Williams in 1939 and acquired by the Company in 1988. The Company's operating subsidiaries, which are all Delaware corporations except GeoFocus, Inc. which is a Florida corporation, are as follows:


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

Williams World Trade, Inc.: WWT manages foreign sourcing for all subsidiaries of the Company, affiliates and third party customers through its wholly owned subsidiary located in Kuala Lumpur, Malaysia.


Kenco/Williams, Inc.: Manufactures, assembles, packages and distributes truck and auto accessories for the aftermarket parts industries. Kenco is reported as a discontinued operation.


Techwood Williams, Inc.: Manufactured and distributed commercial wood chippers used in landscaping and farming. Techwood ceased manufacturing operations in fiscal 1997. Techwood is reported as a discontinued operation.


Agrotec Williams, Inc.: Manufactures spraying equipment for the professional lawn care, nursery and pest control industries. Agrotec is reported as a discontinued operation.


Hardee Williams, Inc.: Manufactures equipment used in farming, highway and park maintenance. Hardee is reported as a discontinued operation.


Waccamaw Wheel Williams, Inc.: Manufactures solid rubber tail wheels and other rubber products used on agricultural equipment, from recycled truck and bus tires. Waccamaw is reported as a discontinued operation.

As discussed in note 12 to the Notes to Consolidated Financial Statements, the Company's operations are divided into four industry segments.


Vehicle  Components  - The  Company's  transportation  component  product  lines include electronic throttle control systems ("ETC"), exhaust brakes and pneumatic and hydraulic controls. These products are used in applications which include trucks, utility and off-highway equipment, transit buses and underground mining machines. Markets for the Company's electronic throttle controls are developing in smaller classes of trucks and diesel powered pick up trucks. The Company believes that gasoline powered automobiles and pick up trucks may convert to ETC, although such conversion requires engine redesign by the automotive manufacturers which is presently ongoing. The Company estimates that it has over 65% domestic market share of ETC for Class 7 & 8 trucks. The majority of these products are sold directly to original equipment manufacturers such as Freightliner, Navistar, Volvo, Isuzu, Motor Coach Industries and Blue Bird Corporation. The Company also sells these products through a well-established network of independent distributors. The major competitors in one or more product lines include Allied Signal, Morris Controls and Furon.


Automotive Accessories - The automotive accessories product lines include bug and stone deflectors, running boards, side steps and bed mats for light trucks and sport-utility vehicles. These products are sold in the aftermarket to mass merchants and auto supply stores such as Kmart, WalMart, Pep Boys and Western Auto. The major competitors include Lund, Deflecta Shield, GT Styling and Auto Vent Shade. The automotive accessories segment is reported as a discontinued operation.


Agricultural Equipment - The agricultural equipment product lines include rotary cutters, discs, harrows and sprayers. These products are sold to independent equipment dealers located primarily in the Southeastern United States. The major competitors include Wood Brothers, Taylor Industries, Inc. and Alamo Group. Agricultural equipment is reported as a discontinued operation.


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

Acquisitions and Dispositions
-----------------------------

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

On March 16, 1998, the Company completed the sale of the company comprising the Automotive Accessories segment.

On December 16, 1998 the Company announced a plan of disposition for the Agricultural Equipment segment and retained an investment banking firm to advise the Company on the sale and solicit potential purchases for the companies comprising this segment.


Competition
-----------

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

In the Vehicle Components segment the Company is the dominant producer of ETCs sold in the heavy truck ETC market. The Company has only one primary competitor in the diesel heavy truck market. The Company also manufactures pneumatic and air control systems for the heavy truck market, which is comprised of numerous highly fragmented competitors. The Company believes the principal method of competition for ETC in the trucking industry is quality and engineering added value and reputation. In addition, attainment of the ISO 9001 and QS 9000 quality certifications is critical to qualifying as a supplier to the automotive industry and certain manufacturers in the truck industry. The Company's two manufacturing facilities in its Vehicle Components segment have attained these certifications. In the automotive market, ETCs are not yet a well established product line; however, the Company believes that there are approximately five major competitors currently supplying foot peddles to the major automobile manufacturers and competing for the automotive ETC market. These companies are substantially larger than the Company and have longstanding relationships with their customers, which could be a significant barrier to the Company entering into this market.

In the agricultural equipment segment, for which the Company has announced a plan of disposition, the Company competes primarily against four competitors, three of which are substantially larger than the Company. The principal methods of competition in this segment are price, delivery and payment terms.
Competitors in this industry currently provide seasonal dating for payment of accounts receivable, in some cases up to 180 days for payment of invoices.

The primary revenues from the Company's Electrical Components and GPS segment are derived from sales of thick film hybrids. This industry has numerous competitors, which compete primarily on engineering capability and price. Although a GPS product designed for freight train tracking is currently available on the market, the Company does not believe there are any major competitors for its commuter train-tracking product.

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



Marketing and Distribution
--------------------------

The Company sells its products to customers in the truck, automotive, heavy equipment, telecommunication and other diversified industries worldwide; approximately 94% of its sales from continuing operations are to customers in the Vehicle Components segment and 63% of its sales from continuing operations are from sales of ETC products.

For the years ended September 30, 1998, 1997 and 1996, Freightliner accounted for 21%, 16% and 17%, Navistar accounted for 16%, 16%, and 13%, and Volvo accounted for 9%, 8%, and 10% of net sales from continuing operations, respectively. Approximately 15%, 14% and 19% of net sales from continuing operations in fiscal 1998, 1997 and 1996, respectively, were to customers outside of the United States, primarily in Canada and Sweden, and, to a lesser extent, in Europe, South America and Australia. See note 13 of Notes to Consolidated Financial Statements.

The Company has retained a marketing representative in Japan for the purpose of servicing existing customers selling in the United States and to solicit new business opportunities.

The Company performs ongoing credit evaluations of its customers' financial condition and maintains allowances for potential credit losses. Actual losses and allowances have been within management's expectations.


Existing Future Sales Orders
----------------------------

Future sales orders for the Company's products were approximately $16,100 at September 30, 1998, compared to approximately $11,300 at September 30, 1997. These are orders for which customers have requested delivery at specified future dates within one year. The Company has not experienced significant problems delivering products on a timely basis.


Environment
-----------

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

The Company has identified certain contaminants in the soil of its Portland, Oregon manufacturing facility, which the Company believes was disposed on the property by a previous property owner. The Company intends to seek indemnification from such party for the costs of permanent monitoring, or cleanup if required. The Company has retained an environmental consulting firm that has conducted tests to determine the extent of any contamination. Based on the results of the tests and current regulations, the contamination is not a reportable event. The Company believes that it can enforce available claims against the prior property owner for any costs of monitoring or cleanup. The Company believes it is currently in compliance with environmental regulations.

Government Regulation
---------------------

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


Product Research and Development
--------------------------------

The Company's operating facilities engage in engineering, research and development and quality control activities to improve the performance, reliability and cost-effectiveness of the Company's product lines. The Company's engineering staff works closely with its customers in the design and development of new products and adapting products for new applications. During 1998, 1997 and 1996, the Company spent $2,778, $1,832 and $2,077 respectively, on these activities for continuing operations. The Company intends to increase its research and development expenditures in 1999 to design ETC products compatible with gasoline powered vehicles, develop commercial applications for inertia tilt, Hall effect, and optical sensor products, and further develop train tracking products. The Company is in early stages of development of these programs and expects to increase research and development spending by approximately $1,000 in fiscal 1999. The majority of the additional expense will be spent on developing a low cost ETC foot pedal, which is in early stages of development.


Patents and Trademarks
----------------------

The Company's product lines generally have strong name recognition in the markets which they serve. The Company has a number of product patents obtained over a period of years which expire at various times. The Company considers each patent to be of value and aggressively protects its rights against infringement throughout the world. The Company owns two patents (expiring in 2009) which it believes improved the marketability of the electronic product line of the heavy vehicle components segment. The Company does not consider that the loss or expiration of either patent would materially adversely affect the Company; however, competition in the electronic product line could increase without these patents. The Company owns numerous trademarks which are registered in many countries enabling the Company to market its products worldwide. These trademarks include "Williams" "Aptek" and "Hardee". The Company believes that in the aggregate, the rights under its patents and trademarks are generally important to its operations, but does not consider that any patent or trademark or group of them related to a specific process or product is of material importance in relation to the Company's total business except as described above.


Raw Materials; Reliance on Single Source Suppliers
--------------------------------------------------

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

Product Warranty
----------------


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



Employees
---------


The Company employs approximately 511 employees, including 134 union employees. The non-union employees of the Company are engaged in sales and marketing, accounting and administration, product research and development, production and quality control. The union employees are engaged in manufacturing vehicle components in the Portland, Oregon facility and are represented by the International Union, United Automobile Workers of America and Amalgamated Local 492 (the "Union"). The Company and the Union have a collective bargaining agreement that expires in September 2002, which provides for wages and benefits (including pension, death, disability, health care, unemployment, vacation and other benefits) and contains provisions governing other terms of employment, such as seniority, grievances, arbitration and union recognition. Management of the Company believes that its relationships with its employees and the Union are good. The Company could experience changes in non-union labor costs as a result of changes in local economies and general wage increases.

Item 2. Properties
------------------


The following table outlines the principal manufacturing and other facilities owned by the Company, subject to mortgages on all facilities except Agrotec.




Entity             Facility Location                   Type and Size of Facility
------             -----------------                   ------------------------

Kenco              Middlebury, Indiana                 Manufacturing and offices
                                                       139,000 square feet

Hardee             Loris, South Carolina               Manufacturing and offices
                                                       101,000 square feet

Aptek              Deerfield Beach, Florida            Manufacturing and offices
                                                       48,000 square feet

Agrotec            Pendleton, North Carolina           Manufacturing and office
                                                       43,000 square feet



The Company's manufacturing facilities are equipped with the machinery and equipment necessary to manufacture and assemble its products. Management believes that the facilities have been maintained adequately, and that the Company could increase its production output significantly at any of its facilities with minimal expansion of its present equipment and work force. In addition, the Company leases a 160,000 square foot manufacturing facility in Portland, Oregon, pursuant to a sale and leaseback transaction. See Note 17 of Notes to Consolidated Financial Statements. The Kenco manufacturing facility was retained and not sold as part of the disposal of the Automotive Accessories segment. The Hardee and Agrotec properties are classified as assets held for disposition.


The Company's facilities that are encumbered by mortgages at September 30, 1998 are as follows: Kenco - $1,020,000, Hardee - $675,000 and Aptek - $2,514,000.


Item 3. Legal Proceedings
-------------------------


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



Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------


The Company did not submit any matters to a vote of its security holders during the fourth quarter of the year ended September 30, 1998.

                                     Part II



Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
-----------------------------------------------------------------------------

The Company's common stock is traded on the over-the-counter market of the National Association of Securities Dealers Automated Quotation ("NASDAQ") National Market System under the symbol "WMCO."

The range of high and low bid closing quotations for the Company's common stock for each fiscal quarter for the past two fiscal years is as follows:



                                                      1998
                                                      ----
                                               High            Low
                                               ----            ---

              Quarter
              -------
    October 1 - December 31                   $2.50           $1.94
    January 1 - March 31                       2.78            2.22
    April 1 - June 30                          3.34            2.59
    July 1 - September 30                      2.94            2.03




                                                      1997
                                                      ----
                                               High            Low
                                               ----            ---
              Quarter
              -------

    October 1 - December 31                   $ 2.78          $ 1.97
    January 1 - March 31                        2.84            2.19
    April 1 - June 30                           2.59            1.94
    July 1 - September 30                       2.41            2.13


There were 524 record holders of the Company's common stock as of November 30, 1998. The Company has never paid a dividend with respect to its common stock and has no plans to pay a dividend in the foreseeable future.

Item 6. Selected Financial Data
-------------------------------
(Dollars in thousands - except per share amounts)


Statement of Income Data:

Year ended September 30,                               1998            1997           1996*       1995**       1994***
------------------------                             --------        --------       --------    ----------   -----------

Net sales from continuing operations                $   57,646      $  46,671      $  40,253     $ 37,968     $ 29,954

Earnings from continuing operations                      4,611          2,515          2,975        4,812        3,520
Net earnings (loss)                                        312        (2,037)          (561)        4,512        3,641
Earnings from continuing operations per common
share - basic                                       $      .24      $     .14      $     .18     $    .28     $    .22
Earnings from continuing operations per common
share - diluted                                     $      .23      $     .14      $     .17     $    .27     $    .21
Net earnings (loss) per common share - basic        $      .00      $   (.12)      $   (.03)     $    .27     $    .23
Net earnings (loss) per common share - diluted      $      .00      $   (.12)      $   (.03)     $    .26     $    .22
Cash dividends per common share                     $        -      $       -      $       -     $      -     $      -

Balance Sheet Data

September 30,                                          1998            1997           1996*       1995**       1994***
-------------                                        --------        --------       --------    ----------   -----------

Current assets                                      $   31,087      $  25,156      $  30,926     $ 25,788     $ 20,874
Current liabilities                                     11,901          9,028         29,600        7,881       10,012
Working capital                                         19,186         16,128          1,326       17,907       10,862
Total assets                                            66,359         48,313         53,049       47,182       32,159
Long-term liabilities                                   30,047         22,450          4,726       20,244        9,699
Minority interest in consolidated subsidiaries               -              -            713          764            -
Shareholders' equity                                $   24,411      $  16,835      $  18,010     $ 18,293     $ 12,448



     Note:  Balance  sheet  amounts  for  1996,  1995  and  1994  have  not been reclassified to reflect the discontinued operations of the Automotive Accessories and Agricultural Equipment segments as net assets held for disposition.

* 1996 data includes acquisitions made in Apri1 and July 1996. Net sales, loss from operations and total assets related to these acquisitions were $2,782, $(46) and $2,869, respectively. See note 16 to the Notes to Consolidated Financial Statements for information regarding these acquisitions.

** 1995 data includes an acquisition made in April. Net sales, income from operations and total assets related to this acquisition were $2,863, $182 and $7,544, respectively.

*** 1994 data includes a small acquisition made in January 1994. Net sales, earnings from operations and total assets related to this acquisition were not material.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in thousands except per share amounts)
-------------------------------------------------------------
See "Cautionary Statement" contained at the beginning of this report.

Liquidity and Capital Resources

The Company's principal sources of liquidity are borrowings under its credit facilities, leases for equipment purchases from various leasing companies and funds generated from operations. The Company anticipates that cash generated from operations, bank borrowings and leases will be sufficient to satisfy working capital and capital expenditure requirements for current operations for the next twelve months. In addition, the Company expects to increase research and development spending by approximately $1,000 in fiscal 1999. At September 30, 1998, the Company's working capital improved to $19,186 compared to $16,128 at September 30, 1997 and the current ratio was 2.6 at September 30, 1998 compared to 2.8 at September 30, 1997. Cash flow from continuing operations declined to $2,430 for the year ended September 30, 1998 compared to $3,327 for the prior fiscal year primarily as a result of increased inventory and accounts receivable required to sustain increasing sales from continuing operations. The Company's discontinued operations used cash of $4,094 and $10 for the years ended September 30, 1998 and 1997, respectively.

At September 30, 1998 accounts receivable increased to $11,765, compared to $6,726 at September 30, 1997. The increase was primarily as a result of increased sales in the Vehicle Components segment including sales of production tooling which typically have a longer payment period and from increased receivables from sales of inventory to the purchaser of Kenco. At September 30, 1998 property, plant and equipment increased $5,480 to $20,013, compared to $14,533 at September 30, 1997 due primarily to capital equipment purchases and building improvements at the Company's plastic injection molding facility. At September 30, 1998 long term debt and capital leases increased $6,365 to $29,027, compared to $22,662 at September 30, 1997 due primarily to capital leases for capital equipment purchases and building improvements at the Company's plastic injection molding facility and increased borrowings on the Company's revolving credit facility. At September 30, 1998, stockholder's equity increased $7,576 to $24,411, compared to $16,835 at September 30, 1997 due primarily to a preferred stock private placement completed during fiscal 1998.

During the three fiscal years ended September 30, 1998, the Company's Automotive Accessories and Agricultural Equipment segments reported a net loss from operations of approximately $4,131 and $3,263, respectively and reported losses on disposal of $3,590 and $1,403, respectively. The combined discontinued operations used cash of $11,935 for the three years ended September 30, 1998. Excluding the Automotive Accessories and Agricultural Equipment segments, the Company reported a cumulative profit from continuing operations of $10,101 and cash provided by operations of $9,860 during that period. As a result of the sale, the Company will not incur future uses of cash from the Automotive Accessories segment. The Company anticipates that the Agricultural Equipment segment will use cash during the period until it is sold or otherwise disposed.

In April 1997 the Company sold its Portland, Oregon manufacturing facility in a sale-leaseback transaction for $4,524, which was accounted for as a financing transaction. The Company loaned the purchaser $3,200 in April 1998 as required under the terms of the agreement. The Company has notified the purchaser that it intends to repurchase the property with an expected closing on or before January 31, 1999. The Company's bank has agreed to provide additional term loans to finance the transaction. If the Company repurchases the property, the note will be repaid upon the purchase.

Year 2000 Conversion. The Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software failures. Software failures due to processing errors potentially arising from calculations using the Year 2000 date are a known risk. The Company is addressing this risk to the availability and integrity of financial systems and the reliability of the operational systems. The Company has established processes for evaluating and managing the risks and cost associated with this problem, including communicating with suppliers, dealers and others with which it does business to coordinate Year 2000 conversion. The total cost of compliance and its effect on the Company's future results of operations is being determined as part of the detailed conversion planning process. During 1998, the Company began implementing the installation of new financial software that is Year 2000 compliant for the purpose of improving operations and service to its existing and prospective truck and automotive customers. The decision to upgrade the Company's software was made irrespective of Year 2000 compliance issues. The system is expected to be fully operational in the summer of 1999. The Company has contingency plans in place in the event that the software implementation is delayed.

Since January 1998 the Company has been engaged in achieving Year 2000 compliance. The Company's Year 2000 project is divided into several phases and is progressing with corrective actions for major systems well under way. All hardware, software, services and business relationships with trading partners which could be affected by Year 2000 issues are being audited for Year 2000 compliance.

The Company relies on computer systems and software to operate its business, including applications used in sales, purchasing, inventory management, finance and various administrative functions. The Company has determined that certain of its software applications will be unable to interpret appropriately the calendar Year 2000 and subsequent years. As of September 30, 1998, 60% of the Company's systems are Year 2000 compliant. The target date for full compliance is June 30, 1999.

The Company's total budget for its Year 2000 project is $150, approximately half of which amount will be spent through March 1999. This amount represents approximately 17 percent of total IT expenditures budgeted for the period from October 1998 through September 1999. The Company continues to manage total IT expenses by re-prioritizing or curtailing less critical investments, incorporating Year 2000 readiness into previously planned system enhancements and by using existing staff to implement its Year 2000 program. The Company has hired outside consultants for its Year 2000 project, and it may need to purchase additional hardware or software.

The Company acquires a majority of its inventory from approximately 22 vendors. If these vendors have unresolved Year 2000 issues which affect their ability to supply merchandise, the Company could be adversely affected. The Company plans to complete a Year 2000 readiness survey of its top vendors by March 1999. In the event that it appears a vendor will be adversely affected by Year 2000 issues, the Company believes that it will be able to find alternative suppliers.

Should the company not achieve full compliance in a timely manner or complete its Year 2000 project within its current cost estimates, the Company's business, financial condition and results of operations could be adversely affected. However, in the event that the Company fails to meet the deadlines above, the Company believes that the financial impact will not be material since all systems believed by the Company to be critical are expected to be Year 2000 compliant.

Recent FASB Pronouncements - The Financial  Accounting  Standards Board ("FASB")
--------------------------
recently issued SFAS No.'s 130 and 131, "Reporting Comprehensive Income" and "Disclosures about Segments of an Enterprise and Related Information," respectively. Both of these statements are effective for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes requirements for disclosure of comprehensive income which includes certain items previously not included in the statement of income including minimum pension liability adjustments and foreign currency translation adjustments, among others. Reclassification of earlier financial statements for comparative purposes is required. SFAS No. 131 revises existing standards for reporting information about operating segments and requires the reporting of selected information in interim financial reports. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. Management believes that implementation of SFAS No. 130 and No. 131 will not materially affect the Company's financial statements.

In June 1998 the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for all derivative instruments. SFAS 133 is effective for fiscal years beginning after June 15, 1999. The Company does not have any derivative instruments and accordingly, the adoption of SFAS 133 will have no impact on the Company's financial position or results of operations.

Results of Operations
---------------------

Year ended September 30, 1998 compared to September 30, 1997
------------------------------------------------------------

Overview
--------

Net sales from continuing operations increased 24% to $57,646 in fiscal 1998 from $46,671 in fiscal 1997 due to higher unit sales volumes in the Company's Vehicle Components segment.

Earnings from continuing operations increased $2,599, or 41%, to $8,991 in fiscal 1998 from $6,392 in fiscal 1997. The increase was due to increased earnings from continuing operations of $3,383 in the Company's Vehicle Components segment due to higher unit sales, which was offset by higher losses from continuing operations of $784 in the Electrical Components and GPS segment due to increased operating expenses for research and development and administration incurred for sensor development. Net earnings from continuing operations increased 83%, or $2,096 in fiscal 1998, primarily as a result of increased earnings from continuing operations of $2,599 and a lower effective tax rate as a result of anticipated and realized state tax refunds from prior years.

Net earnings were $42 in fiscal 1998 compared to a net loss of $2,037 in the prior fiscal year due to increased net earnings from continuing operations offset by losses in the Company's discontinued Automotive Accessories and Agricultural Equipment segments.

Net Sales
---------

Net sales from continuing operations in the Vehicle Components segment increased $11,157, or 26%, to $54,071 in fiscal 1998 over levels achieved in fiscal 1997 due to higher ETC unit sales volumes in the Class 7 and 8 truck OEM markets. Net sales from continuing operations in the Company's Electrical Components and GPS segments decreased $182, or 5%, due to lower unit sales of electrical components. Sales of vehicle components and electrical components accounted for 94% and 6% as a percent of total net sales from continuing operations for the year ended September 30, 1998 compared to 92% and 8% for the prior year.

Gross margin
------------

Gross margin from continuing operations increased $4,820, or 38%, to $17,517 compared to $12,697 in fiscal 1997. Gross margins increased 41% in fiscal 1998 in the Vehicle Components segment due to higher unit sales volumes of ETC products and improved margins at the Company's plastic injection molding facility. Increases in this segment were offset by a decrease in gross margin of 3% in the Electrical Components and GPS segment. Decreased gross margin in this segment is attributed to lower unit sales volumes. Gross margins as a percent of sales increased to 30% in fiscal 1998 compared to 27% in fiscal 1997 primarily as a result of improved operating margins at the Company's plastic injection molding facility in the Vehicle Components segment.

Operating expenses
------------------

Operating expenses for continuing operations increased $2,221, or 35%, during fiscal 1998 compared to amounts in fiscal 1997. Operating expenses as a percentage of net sales from continuing operations increased to 15% in fiscal 1998 compared to 14% in fiscal 1997. Operating expenses increased $1,459, or 34%, in fiscal 1998 in the Vehicle Components segment and $762, or 38%, in the Electrical Components and GPS segment compared to 1997 levels. Increases in operating expenses were attributed to higher research and development expenses related to new product development and increased selling and administration costs to support the increased sales levels.

Research and development expenses for continuing operations increased $946, or 52%, to $2,778 during fiscal 1998 compared to amounts in fiscal 1997. As a percentage of net sales from continuing operations, research and development expenses increased from 4% to 5%. Research and development expenses were increased in fiscal 1998 to support new product development for existing customers, for development of the automotive ETC product and for development of sensor-related products.

Selling expenses for continuing operations increased 22% to $2,065 in fiscal 1998 compared to 1997 levels. Selling expenses as a percentage of net sales from continuing operations were 4% in fiscal 1997 and 1998. Selling expenses increased to support increased sales volumes in the Vehicle Components segment.

Administration expenses for continuing operations increased $908, or 33%, in fiscal 1998 to $3,683 compared to fiscal 1997 amounts. Administration expenses were 6% of net sales from continuing operations in fiscal 1998 and 1997. Increases in dollar amount in fiscal 1998 were attributed to additional administrative personnel required to support increased sales volumes.

Interest and Other Expenses
---------------------------

Interest expenses increased $257, or 21%, to $1,508 in fiscal 1998 from $1,251 in fiscal 1997 due to increased borrowings. Allocated interest expense included in discontinued operations for the years ended September 30, 1998 and 1997 was $279 and $723, respectively. Equity interest in loss of affiliate increased $122, or 32% to $506 in fiscal 1998 from $384 in fiscal 1997 due to increased equity interest in losses of Ajay.

Discontinued operations
-----------------------

The Company reported a net loss from discontinued operations of $4,299 in fiscal 1998 compared to a net loss of $4,552 in fiscal 1997. The Company adopted a plan of disposal for the Automotive Accessories segment in fiscal 1997 and for the Agriculture Equipment segment in fiscal 1998.

The 1998 loss from discontinued operations of the Agriculture Equipment segment consisted of pre-measurement net losses of $1,271 net of income tax benefits of $959 and an estimated loss on disposal of $1,403, net of income tax benefits of $972. The estimated loss on disposal includes an estimated loss during the phase-out period of $496 net of income tax benefits of $304. The pre-measurement loss of $1,271 in fiscal 1998 compares to a loss from operations of $1,380 in fiscal 1997. Net sales from the Agriculture Equipment business declined $1,081, or 11% to $8,500 in fiscal 1998 compared to $9,581 in fiscal 1997. The decline in sales was due to lower unit sales attributable primarily to a poor farm economy in 1998.

The 1998 loss from discontinued operations of the Automotive Accessories segment was $1,625 net of income tax benefits of $1,001. The additional loss in 1998 resulted from the loss on the actual disposition of the Automotive Accessories segment in 1998 as compared to the estimated loss in 1997.

Results of Operations
---------------------

Year ended September 30, 1997 compared to September 30, 1996
------------------------------------------------------------

Overview
--------

Net sales from continuing operations increased $6,418, or 16%, to $46,671 in fiscal 1997 from $40,253 in fiscal 1996 due to higher unit sales volumes in the Company's Vehicle Components segment.

Earnings from continuing operations increased $220, or 4%, to $6,392 in fiscal 1997 from $6,172 in fiscal 1996. The increase was due to increased earnings from continuing operations of $778 in the Company's Vehicle Components segment due to higher unit sales, which was offset by higher losses from continuing operations of $558 in the Electrical Components and GPS segment due to increased operating expenses. Net earnings from continuing operations decreased $460, or 15%, in fiscal 1997 primarily as a result of higher interest, other expenses and taxes.

Net loss was $2,037 in fiscal 1997 compared to a net loss of $561 in the prior fiscal year due to decreased earnings from continuing operations of $460 and an increase in the loss from discontinued operations of $1,016.

Net Sales
---------

Net sales from continuing operations for the year ended September 30, 1997 increased $6,418, or 16%, to $46,671 compared to $40,253 for the prior year due to higher ETC unit sales volumes in the Class 7 and 8 truck OEM markets. Sales of vehicle components and electrical components accounted for 92% and 8% as a percent of total sales for the year ended September 30, 1997 compared to 90% and 10% for the prior year. Vehicle components sales were $42,914 for the year ended September 30, 1997 compared to $36,141 for the prior year, an increase of 19% due to higher ETC unit sales volumes in the Class 7 and 8 truck OEM markets. Sales of electrical components were $3,757 for the year ended September 30, 1997 compared to $4,112 for the prior year, a decrease of 9% due to lower unit sales of electrical components.

Gross margin
------------

Gross margin as a percentage of sales for the year ended September 30, 1997 was 27% compared to 30% for the prior year. The decrease in gross margin percentage resulted from low gross margins in the Company's Vehicle Components segment's plastic injection molding operation. Gross margins increased 8% in fiscal 1997 in the Company's Vehicle Components segment due to higher unit sales volumes. Gross margins decreased 17% in the Company's Electrical Components and GPS segments.

Operating Expenses
------------------

Operating expenses for the year ended September 30, 1997 were $6,305 or 14% of sales compared to $5,756 or 14% of sales for the same period in the prior year.

Research and development expenses for continuing operations decreased 12% to $1,832 during fiscal 1997 compared to amounts in fiscal 1996. As a percentage of net sales from continuing operations, research and development expenses decreased from 5% to 4%. Decreases in dollar amount were due to curtailments of research and development activities in all business segments during the Company's bank refinancing negotiations in fiscal 1997.

Selling expenses for continuing operations increased 27% to $1,698 in fiscal 1997 compared to 1996 levels. Selling expenses as a percentage of net sales from continuing operations increased from 3% in fiscal 1996 to 4% in 1997. Selling expenses increased $212 due to increased sales volumes in the Vehicle Components segment and $146 due to additional sales and marketing activities in the Electrical Components and GPS segments.

Administration expenses for continuing operations increased 19% in fiscal 1997 to $2,775 compared to $2,339 in fiscal 1996. Administration expenses as a percentage of net sales from continuing operations were 6% in fiscal 1997 and 1996. Increases in dollar amount were attributed primarily to higher sales levels in the Company's Electrical Components and GPS segment. General and administrative expenses also increased due to the acquisition of businesses within the Vehicle Components and Electrical Components and GPS segments.

Interest and Other Expenses
---------------------------

Interest expense included in continuing operations for the year ended September 30, 1997 increased to $1,251 compared to $1,087 for the year ended September 30, 1996 due to increased interest rates associated with the Company's borrowing activities. Allocated interest expense included in discontinued operations for the years ended September 30, 1997 and 1996 was $723 and $842, respectively. Equity interest in loss of affiliate increased $209, or 119% to $384 in fiscal 1998 from $175 in fiscal 1997 due to increased equity interest in losses of Ajay.


Discontinued operations
-----------------------

The Company reported a net loss from discontinued operations of $4,552 in fiscal 1997 compared to a net loss of $3,536 in fiscal 1996. The Company adopted a plan of disposal for the Automotive Accessories segment in fiscal 1997 and for the Agriculture Equipment segment in fiscal 1998. All prior year reported operating results have been restated to show the discontinued segments separately from continuing operations.

Net sales from the Agriculture Equipment segment declined $1,445, or 13% to $9,581 in fiscal 1997 compared to $11,026 in fiscal 1996. The decline in sales was due to lower unit sales attributable primarily to increased competition. The loss from operations before allocated interest expense and income tax benefits increased $1,572, or 221%, to $2,284 in fiscal 1997 compared to $712 in the prior fiscal year.

Net sales from the discontinued Automotive Accessories segment declined $7,377, or 46%, in fiscal 1997 to $8,666 from $16,043 in fiscal 1996. The decline in automotive accessory sales were due to lower unit sales and lower prices resulting from strong downward price pressure generated by competitors who are more vertically integrated and have lower cost structures than the Company's Automotive Accessories segment.

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

The estimated loss on disposal of the Automotive Accessories segment of $1,965 consists of estimated future operating losses net of tax benefits of $1,311.

Item 8.    Financial Statements and Supplementary Data
------------------------------------------------------



                             Williams Controls, Inc.
                   Index to Consolidated Financial Statements



                                                                        Page

Consolidated Balance Sheets at September 30, 1998 and 1997               18

Consolidated  Statements of  Shareholders' Equity for the
   years ended September 30, 1998, 1997 and 1996                         19

Consolidated  Statements of Operations  for the years
   ended  September 30, 1998, 1997 and 1996                              20

Consolidated  Statements  of Cash Flows for the years
   ended  September 30, 1998, 1997 and 1996                              21

Notes to Consolidated Financial Statements                            22-47

Report of Independent Public Accountants                                 48

Independent Auditors' Report                                             49

See page 52 for Index to Schedules and page 56 for Exhibit Index.

                             Williams Controls, Inc.
                           Consolidated Balance Sheets
         (Dollars in thousands, except share and per share information)

                                                                   September 30,     September 30,
                                                                        1998             1997
                                                                   -------------     -------------
ASSETS
------

Current Assets:
---------------
  Cash and cash equivalents                                             $  1,281         $    700
  Trade and other accounts receivable, less allowance of
      $325 and $86 in 1998 and 1997, respectively                         11,765            6,726
  Inventories                                                             10,693           11,186
  Deferred taxes and other                                                 2,231            1,539
  Net assets held for disposition                                          5,117            5,005
                                                                   -------------     -------------
   Total current assets                                                   31,087           25,156
                                                                   -------------     -------------

Property plant and equipment, net                                         20,013           14,533
Investment in and note receivable from affiliate                           6,140            4,204
Note receivable                                                            3,200                -
Net assets held for disposition                                            1,847            3,112
Other assets                                                               4,072            1,308
                                                                   =============     =============
   Total assets                                                         $ 66,359         $ 48,313
                                                                   =============     =============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current Liabilities:
--------------------
  Accounts payable                                                      $  4,771         $  4,619
  Accrued expenses                                                         3,399            2,482
  Current portion of long-term debt and capital leases                     1,181            1,427
  Estimated loss on disposal                                               2,550              500
                                                                   -------------     -------------
   Total current liabilities                                              11,901            9,028

Long-term debt and capital lease obligations                              27,846           21,235
Other liabilities                                                          2,201            1,215

Commitments and contingencies (Note 19)

Shareholders' equity:
---------------------
  Preferred stock ($.01 par value, 50,000,000 authorized; 80,000 issued
      and outstanding at September 30, 1998)                                   1                -
  Common stock ($.01 par value, 50,000,000 authorized; 18,311,288 and
     17,912,240 issued at September 30, 1998 and 1997, respectively)         183              179
  Additional paid-in capital                                              17,917            9,822
  Retained earnings                                                        7,444            7,402
  Unearned ESOP shares                                                       (73)            (191)
  Treasury shares (130,200 shares at September 30, 1998 and 1997)           (377)            (377)
  Note Receivable                                                           (500)               -
  Pension liability adjustment                                              (184)               -
                                                                   -------------     -------------
   Total shareholders' equity                                             24,411           16,835
                                                                   -------------     -------------
    Total liabilities and shareholders' equity                          $ 66,359         $ 48,313
                                                                   =============     =============




      The accompanying notes are an integral part of these balance sheets.

                                                      Williams Controls, Inc.
                                          Consolidated Statements of Shareholders' Equity
                                                       (Dollars in thousands)

                         Issued             Issued       Additional              Unearned                        Pension     Share
                     Preferred Stock     Common Stock      Paid in   Retained      ESOP    Treasury    Note     Liability   Holders'
                     Shares   Amount   Shares    Amount    Capital   Earnings     Shares    Shares  Receivable  Adjustment   Equity

                     ------   ------ ----------  ------  ----------  --------    --------  -------- ----------  ----------  --------
Balance, September
   30, 1995             -       $-   17,264,987   $173     $9,023    $10,000      $(630)      $  -       $ -      $(273)    $18,293

Net loss                -        -            -      -          -      (561)           -         -         -           -      (561)
Issuance of shares
  upon exercise of
  stock options and
  warrants              -        -      455,000      4        231          -           -         -         -           -        235
Common stock issued
  pursuant to
  acquisitions          -        -      150,000      2        288          -           -         -         -           -        290
Reduction of
  unallocated ESOP
  shares                -        -            -      -        129          -         119         -         -           -        248
Change in pension
  liability
  adjustment            -        -            -      -          -          -           -         -         -          45         45
Cost of treasury
  shares acquired       -        -            -      -          -          -           -     (540)         -           -      (540)
                     ------   ------ ----------  ------  ----------  --------    --------  -------- ----------  ----------  --------
Balance, September
   30, 1996             -        -   17,869,987    179      9,671      9,439       (511)     (540)         -       (228)     18,010


Net loss                -        -            -      -          -    (2,037)           -         -         -           -    (2,037)
Issuance of
  contingent
  shares for            -        -       42,253      -        106          -           -         -         -           -        106
  for acquisition
Treasury stock
  issued for            -        -            -      -          -          -           -       163         -           -        163
  acquisition
  services
Reduction of
  unallocated           -        -            -      -         45          -         320         -         -           -        365
  ESOP shares
Change in pension
  liability
  adjustment            -        -            -      -          -          -           -         -         -         228        228
                     ------   ------ ----------  ------  ----------  --------    --------  -------- ----------  ----------  --------
Balance, September
   30, 1997             -        -   17,912,240    179      9,822      7,402       (191)     (377)         -           -     16,835


Net earnings            -        -            -      -          -        312           -         -         -           -        312
Issuance of
  preferred
  stock              80,000      1            -      -      7,336          -           -         -         -           -      7,337
Dividends on
  preferred
  stock                 -        -            -      -          -      (270)           -         -         -           -      (270)
Common stock issued
  in satisfaction
  of note payable       -        -       42,329      1         99          -           -         -         -           -        100
Issuance of stock
  upon exercise of
  stock options         -        -      150,000      1         61          -           -         -         -           -         62
Common stock issued
  to affiliate for
  note receivable       -        -      206,719      2        498          -           -         -     (500)           -          -
Reduction of
  unallocated
  ESOP Shares           -        -            -      -          7          -         118         -         -           -        125
Change in pension
  liability
  adjustment            -        -            -      -          -          -           -         -         -       (184)      (184)
Income tax benefit
  of non-qualified
  stock option
  exercises             -        -            -      -         94          -           -         -         -           -         94
                     ------   ------ ----------  ------  ----------  --------    --------  -------- ----------  ----------  --------
Balance, September
  30, 1998           80,000     $1   18,311,288   $183    $17,917     $7,444       $(73)    $(377)    $(500)      $(184)    $24,411
                     ======   ====== ==========  ======  ==========  ========    ========  =======  ==========  ==========  ========


        The accompanying notes are an integral part of these statements.

                             Williams Controls, Inc.
                      Consolidated Statements of Operations
         (Dollars in thousands, except share and per share information)

                                             For the year ended September 30,
                                              1998         1997          1996

Sales                                       $ 57,646     $ 46,671      $ 40,253
Cost of sales                                 40,129       33,974        28,325
                                            --------     --------      ---------
Gross margin                                  17,517       12,697        11,928

Operating expenses:
 Research and development                      2,778        1,832         2,077
 Selling                                       2,065        1,698         1,340
 Administration                                3,683        2,775         2,339
                                            --------     --------      ---------
  Total operating expenses                     8,526        6,305         5,756

Earnings from continuing operations            8,991        6,392         6,172

Other expenses:
  Interest expense, net                        1,508        1,251         1,087
  Equity interest in loss of affiliate           506          384           175
                                            --------     --------      ---------
   Total other expenses                        2,014        1,635         1,262

Earnings from continuing operations
   before income tax expense                   6,977        4,757         4,910
Income tax expense                             2,366        2,242         1,935
                                            --------     --------      ---------
Earnings from continuing operations            4,611        2,515         2,975

Discontinued operations:
  Net loss from operations of the
      agricultural segment                    (1,271)      (1,380)         (612)
  Net loss on disposal of the
       agricultural segment, including $496
       for operating losses during
       phase-out period                       (1,403)           -             -
  Net loss from operations of automotive
       accessories segment                         -       (1,207)       (2,924)
  Net loss on disposal of automotive
      accessories segment, including $387
      and $1,965 for operating losses
      during phase-out period,respectively    (1,625)      (1,965)            -
                                            --------     --------      ---------
 Net loss from discontinued operations        (4,299)      (4,552)       (3,536)
                                            --------     --------      ---------
Net earnings (loss)                              312       (2,037)         (561)
Dividends on preferred stock                    (270)           -             -
                                            --------     --------      ---------
Net earnings (loss) allocable to common
    shareholders                                $ 42     $ (2,037)       $ (561)
                                            ========     ========      =========

Earnings per common share from
    continuing operations - basic            $  0.24      $  0.14       $  0.18
                                            --------     --------      ---------
Loss per common share from
   discontinued operations - basic           $ (0.24)     $ (0.26)      $ (0.21)
                                            --------     --------      ---------
Net earnings (loss) per common
   share - basic                             $  0.00      $ (0.12)      $ (0.03)
                                            --------     --------      ---------
Weighted average shares used in per
   share calculation - basic               17,922,558   17,656,900    17,186,646
                                           ==========   ==========    ==========

Earnings per common share from
   continuing operations - diluted           $  0.23      $  0.14       $  0.17
                                            --------     --------      ---------
Loss per common share from
   discontinued operations - diluted         $ (0.23)     $ (0.26)      $ (0.20)
                                            --------     --------      ---------
Net earnings (loss) per common
   share - diluted                           $  0.00      $ (0.12)      $ (0.03)
                                            --------     --------      ---------
Weighted average shares used in per
   share calculation - diluted             19,808,460   18,001,799    17,461,885
                                           ==========   ==========    ==========


        The accompanying notes are an intergral part of these statements.

                             Williams Controls, Inc.
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)

                                             For the year ended September 30,
                                             1998           1997          1996
                                          -----------    ----------    ---------
Cash flows from operating activities:
 Net earnings (loss)                       $     312      $(2,037)       $ (561)

Adjustments to reconcile net earnings
 (loss) to net cash from continuing operations:
 Loss from discontinued operations             4,299         4,552         3,536
 Depreciation and amortization                 1,406         1,071         1,675
 Equity interest in loss of affiliate            506           384           175
 Deferred income taxes                          (96)       (1,368)         (491)
Changes in working capital of continuing
   operations, net of acquisitions:
 Receivables                                 (3,739)         (486)         1,193
 Inventories                                 (2,213)         (105)       (1,333)
 Accounts payable and accrued expenses         1,069         1,452         1,041
 Other                                           886         (136)       (1,132)
                                          -----------    ----------    ---------
Net cash provided by operating activities
 of continuing operations                      2,430         3,327         4,103

Cash flows from investing activities:
 Investment in and loans to affiliate        (2,292)       (3,645)             -
 Proceeds from sale of  automotive
   accessories segment                         1,124             -             -
 Investment in note receivable               (3,200)             -             -
 Payments for acquisitions                         -             -       (1,220)
 Payments for property, plant and equipment  (2,685)         (675)         (578)
                                          -----------    ----------    ---------
Net cash used for investing activities of
 continuing operations                       (7,053)       (4,320)       (1,798)

Cash flows from financing activities:
 Proceeds from  long-term debt and capital
   lease obligations                           4,201        16,681         6,000
 Repayments of long-term debt and capital
   lease obligations                         (2,032)      (20,631)         (443)
 Proceeds from sale/leaseback
   transaction                                     -         4,274             -
 Proceeds from issuance of common stock           62             -           235
 Repurchase of common stock                        -             -         (540)
 Preferred dividends                           (270)             -             -
 Issuance of preferred stock                   7,337             -             -
                                          -----------    ----------    ---------
Net cash provided by financing activities
 of continuing operations                      9,298           324         5,252

Net cash used in discontinued operations     (4,094)          (10)       (7,831)

Net increase (decrease) in cash and cash
  equivalents                                    581         (679)         (274)

Cash and cash equivalents at beginning of
  period                                         700         1,379         1,653
                                          -----------    ----------    ---------
Cash and cash equivalents at end of
  period                                    $  1,281      $    700      $  1,379
                                          ===========    ==========    =========

Supplemental disclosure of cash flow information:
 Interest paid                              $  2,189      $  2,275      $  1,800
 Income taxes paid, net of refund           $     90      $  (424)         1,200
                                          ===========    ==========    =========

The non-cash activity related to the Company's investing activity is described in notes 4 and 11, non-cash activity related to the Company's financing activity is described in note 5, and non-cash activity related to the Company' acquisitions is described in note 16.

        The accompanying notes are an integral part of these statements.

Notes to Consolidated Financial Statements
Years Ended September 30, 1998, 1997, and 1996
(Dollars in thousands, except share and per share amounts)
--------------------------------------------------------------------------------

Note 1. Summary of Operations
-----------------------------

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

Vehicle Components
------------------

Williams  Controls  Industries,   Inc.:  Manufactures  vehicle  components  sold
primarily in the transportation industry.
--------------------------------------------------------------------------------

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


Electrical Components and GPS
-----------------------------

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


Agricultural  Equipment
------------------------

The subsidiaries comprising the Agricultural Equipment segment are reported as discontinued operations.

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

Notes to Consolidated Financial Statements
Years Ended September 30, 1998, 1997, and 1996
(Dollars in thousands, except share and per share amounts)
--------------------------------------------------------------------------------

Automotive Accessories
----------------------
Kenco/Williams, Inc.: Manufactures, assembles, packages and distributes truck and auto accessories for the after market parts industries. Kenco is reported as a discontinued operation.



Other Subsidiaries
------------------
Williams  Technologies,  Inc.:  Supports  all  subsidiaries  of the  Company  by
providing   research  and   development   and  developing   strategic   business
relationships to promote "technology partnering."

Williams World Trade, Inc.: Located in Kuala Lumpur, Malaysia, WWT manages foreign sourcing for subsidiaries of the Company, affiliates and third party customers.



Note 2. Significant Accounting Policies
---------------------------------------

Principles of Consolidation - The consolidated financial statements include all of the accounts of Williams Controls, Inc. and its majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Cash and Cash Equivalents - All short-term highly liquid investments purchased with maturity at purchase of three months or less are considered to be cash equivalents.

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

The Company sells its products to customers in diversified industries worldwide; however, approximately 94% of its sales from continuing operations are to customers in the Vehicle Components segment. Approximately 63% of the Company's sales from continuing operations are electronic throttle controls ("ETC").

For the years ended September 30, 1998, 1997 and 1996, Freightliner accounted for 21%, 16% and 17%, Navistar accounted for 16%, 16% and 13%, and Volvo
accounted  for  9%,  8%  and  10%  of  net  sales  from  continuing   operations
respectively. Approximately 15%, 14% and 19% of net sales from continuing operations in fiscal 1998, 1997 and 1996, respectively, were to customers outside of the United States, primarily in Canada, and, to a lesser extent, in Europe and Australia. See note 13 of Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
Years Ended September 30, 1998, 1997, and 1996
(Dollars in thousands, except share and per share amounts)
--------------------------------------------------------------------------------

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

Earnings per Share - Beginning in the Company's fiscal year ending September 30, 1998, basic earnings per share ("EPS") and diluted EPS are required to be computed using the methods prescribed by Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." Basic EPS is calculated using the weighted average number of common shares outstanding for the period and diluted EPS is calculated using the weighted average number of common shares and dilutive common equivalent shares outstanding. Prior year EPS have been restated to conform with SFAS No.
128.

Notes to Consolidated Financial Statements
Years Ended September 30, 1998, 1997, and 1996
(Dollars in thousands, except share and per share amounts)
--------------------------------------------------------------------------------


Following is a reconciliation of basic EPS and diluted EPS from continuing operations:



                                            Year Ended                                    Year Ended
                                        September 30, 1998                            September 30, 1997
                                 ----------------------------------           -----------------------------------
                                                             Per                                            Per
                                                            Share                                          Share
                                 Income        Shares       Amount             Income       Shares         Amount
                                 ------        ------       ------             ------       ------        -------

Income from continuing
   Operations                        $4,611                                     $2,515
Less- Preferred stock dividends       (270)                                          -
                                 -----------                                  ---------
Basic EPS-
   Income available to common
      Shareholders                    4,341   17,922,558     $0.24               2,515     17,656,900      $0.14
                                                             -----                                         -----
Effect of dilutive securities-
   Stock options and warrants             -      564,766                             -        344,899
   Convertible preferred stock          270    1,321,136                             -              -
                                 ----------- ------------                     --------- --------------
Diluted EPS-
   Income available to common
      Shareholders                   $4,611   19,808,460     $0.23              $2,515     18,001,799      $0.14
                                     ------   ----------     -----              ------     ----------      -----




                                              Year Ended
                                          September 30, 1996
                                  ------------------------------------
                                                                Per
                                                               Share
                                   Income         Shares       Amount
                                   ------         ------       ------
Income from continuing
   Operations                        $2,975
Less- Preferred stock                     -
dividends
                                  ----------
Basic EPS-
   Income available to common
      Shareholders                    2,975     17,186,646      $0.18
                                                                -----
Effect of dilutive
securities-                               -        275,239
   Stock options and warrants             -              -
   Convertible preferred
stock
                                  ---------- --------------
Diluted EPS-
   Income available to common
      Shareholders                   $2,975     17,461,885      $0.17
                                     ------     ----------      -----



At September 30, 1998, 1997 and 1996, the Company had options and warrants covering 582,236, 336,600 and 288,600 shares, respectively of the Company's common stock outstanding that were not considered in the respective diluted EPS calculations since they would have been antidilutive.

Notes to Consolidated Financial Statements
Years Ended September 30, 1998, 1997, and 1996
(Dollars in thousands, except share and per share amounts)
--------------------------------------------------------------------------------


Reclassifications - Certain amounts previously reported in the 1996 and 1997 financial statements have been reclassified to conform to 1998 financial statement classifications.

Fair Value of Financial Instruments - The carrying values of the Company's current assets and liabilities approximate fair values primarily because of the short maturity of these instruments. The fair values of the Company's long-term debt approximated its carrying values based on borrowing rates currently available to the Company for loans with similar terms. The fair value of preferred stock and receivables from an affiliate is not practicable to estimate due to the related party nature of the underlying transaction.

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

Recent FASB Pronouncements - The Financial Accounting Standards Board ("FASB") recently issued SFAS No.'s 130 and 131, "Reporting Comprehensive Income" and "Disclosures about Segments of an Enterprise and Related Information," respectively. Both of these statements are effective for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes requirements for disclosure of comprehensive income which includes certain items previously not included in the statement of income including minimum pension liability adjustments and foreign currency translation adjustments, among others. Reclassification of earlier financial statements for comparative purposes is required. SFAS No. 131 revises existing standards for reporting information about operating segments and requires the reporting of selected information in interim financial reports. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. Management believes that implementation of SFAS No. 130 and No. 131 will not materially affect the Company's financial statements.

In June 1998 the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for all derivative instruments. SFAS 133 is effective for fiscal years beginning after June 15, 1999. The Company does not have any derivative instruments and accordingly, the adoption of SFAS 133 will not impact the Company's financial position or results of operations.


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

Notes to Consolidated Financial Statements
Years Ended September 30, 1998, 1997, and 1996
(Dollars in thousands, except share and per share amounts)
--------------------------------------------------------------------------------

Note 3. Inventories
-------------------

Inventories consisted of the following at September 30:

                                                     1998               1997
                                                     ----               ----
           Raw material                            $   5,152          $  2,958
           Work in process                             1,333             1,799
           Finished goods                              4,208             6,429
                                                 ------------       ------------
                                                   $  10,693          $ 11,186
                                                 ============       ============


Finished goods include component parts and finished product ready for shipment.


Note 4. Investment in and Receivables from Affiliate
----------------------------------------------------

At September 30, 1998 the Company had an investment in and notes receivable from Ajay Sports, Inc. ("Ajay") in the amount of $6,640, including a $500 note receivable reflected as a reduction in the Company's shareholders' equity relating to the issuance of 206,719 shares of the Company's common stock to Ajay. Ajay manufactures and distributes golf accessories and outdoor leisure furniture primarily to retailers in the United States. The Company also has manufacturing rights in certain Ajay facilities through 2002, under a joint venture agreement.

The Company's investment in and note receivable from affiliate at September 30, 1998 is comprised of an investment in common and preferred stock of Ajay in the amount of $53 and $5,000, respectively and a secured note receivable in the amount of $1,087. In addition, the Company could be obligated to advance to Ajay up to an additional $2,015 under the terms of an Intercreditor Agreement with a prior bank. The chairman of the Company has provided a guarantee of the investments in and loans to Ajay. At September 30, 1997, the Company had an investment in Ajay common stock in the amount of $559 and a receivable from Ajay in the amount of $3,645.

Prior to July 11, 1997, the Company had guaranteed Ajay's $13,500 credit facility and charged Ajay a fee of 1/2 of 1% per annum on the outstanding loan amount for providing this guaranty. From July 11, 1997 through June 30, 1998, the Company and Ajay had a joint and several loan obligation to a bank. On June 30, 1998, the Company restructured its investment in Ajay (the "Ajay Restructuring".) The objective of the Ajay Restructuring is to separate the Company's and Ajay's financing, eliminate Ajay's dependency on the Company for capital and provide Ajay with adequate working capital to grow its operations and improve shareholder value which would benefit the Company. The restructuring provides Ajay three years to improve shareholder value at which time the notes receivable become due and payable. No dividends are accrued and payable on the preferred stock through July 31, 2001. The preferred stock dividend rate increases to an annual rate of 17% in 2001 and 24% in 2002, rates which the Company believes would require Ajay to raise capital from new sources to redeem the preferred stock.

As a result of the Ajay Restructuring, the bank provided separate loan facilities to the Company and Ajay. As consideration to the bank for the separate loan facilities, the Company provided Ajay $2,000 in additional capital during 1998 which included the purchase of Ajay notes payable of $948 previously provided by affiliated parties of the Company, and agreed to convert $5,000 of advances to Ajay into a new cumulative convertible preferred stock. The preferred stock is convertible into 3,333,333 shares of Ajay common stock.

The secured promissory notes bear an annual interest rate of 16% payable monthly. In addition, Ajay has agreed to pay the Company annual administrative fees of $90,000 and a management fee for sourcing products overseas in the amount of $80,000 annually.

Notes to Consolidated Financial Statements
Years Ended September 30, 1998, 1997, and 1996
(Dollars in thousands, except share and per share amounts)
--------------------------------------------------------------------------------

The Company owns 686,274 shares of common stock in Ajay which represents approximately 18% of Ajay's outstanding common stock. The investment is recorded on the equity method of accounting due to the common ownership of Ajay and the Company by the chairman of the Company who is also the chairman of Ajay. For the three years ended September 30, 1998, 1997 and 1996, the Company reported losses on its investment in Ajay in the amount of $506, $384 and $175, respectively. In addition, the company has options to purchase 1,851,812 shares of common stock at an exercise price of $1.08. The investment in Ajay common stock is recorded as an investment in affiliate in the Consolidated Balance Sheet net of the Company's equity interest in Ajay's losses since acquisition

Based upon the closing bid price, the market value of the investment in Ajay common shares was approximately $494 at September 30, 1998.

Following is a summary of condensed unaudited financial information of Ajay as of and for the twelve months ended September 30, 1998, 1997 and 1996:

                                       1998            1997             1996
                                       ----            ----             ----
                                    (unaudited)     (unaudited)      (unaudited)


  Current assets                      $  9,584       $ 14,264         $ 13,951
  Other assets                           4,212          4,449            4,101
                                      --------       --------         --------
                                      $ 13,796       $ 18,713         $ 18,052
                                      ========       ========         ========

  Current liabilities                 $  2,030       $  5,031         $ 14,207
  Other liabilities                      8,003         12,061               17
  Common and preferred shareholders'
     equity                              3,763          1,621            3,828
                                      --------       --------         --------
                                      $ 13,796       $ 18,713         $ 18,052
                                      ========       ========         ========

  Net sales                           $ 27,094       $ 29,063         $ 24,669
                                      ========       ========         ========
  Gross margin                        $  3,581       $  3,772         $  4,412
                                      ========       ========         ========
  Net loss                            $(2,858)       $ (2,133)        $   (985)
                                      ========       ========         ========


At September 30, 1998, Ajay had approximately 3,957,000 common shares outstanding. In addition to the Company's options and convertible preferred stock at September 30, 1998, Ajay had approximately $4,272 of outstanding preferred stock that is convertible to approximately 1,798,000 shares of Ajay common stock and outstanding options and warrants to purchase approximately 946,000 shares of Ajay common stock at prices ranging from $1.08 to $6.00 per share (unaudited). An officer of Ajay provided management services to the company as an officer of the Company. Ajay was reimbursed approximately $95 in total for his 1998 and 1997 time and services. The Company accepted the officer's resignation in December 1998.

Notes to Consolidated Financial Statements
Years Ended September 30, 1998, 1997, and 1996
(Dollars in thousands, except share and per share amounts)
--------------------------------------------------------------------------------

Note 5. Financing Arrangements
------------------------------

Long-Term Debt - On June 30, 1998, the Company restructured its credit facility with a bank (the "Bank") to consist of a revolving credit facility of up to $16,500, a $3,100 term loan and a $2,700 real estate loan. Under the revolver, the Company can borrow up to $16,500 based upon a borrowing base availability calculated using specified percentages of eligible accounts receivable and inventory. The revolver bears interest at the Bank's prime rate (8.25% at September 30, 1998.) The real estate and term loans bear interest at the Bank's prime rate plus .25%. At the Company's option, the Company may borrow funds at the London InterBank Offering Rate ("Libor") plus 2.25%. The loans mature on July 11, 2001 and are secured by substantially all of the assets of the Company. The real estate term loan is being amortized over twenty years and the term loan is being amortized over seven years with all remaining principal outstanding due at July 11, 2001.

The loan agreement prohibits payment of dividends by the Company except for the Series A Preferred dividend, and requires the Company to maintain minimum working capital of $12,000 and minimum tangible net worth, as defined, of $18,000. The loan also prohibits additional indebtedness and common stock repurchases, and restricts capital expenditures to an amount not to exceed $6,000 for the two years ended September 30, 1999 and not to exceed $2,500 annually thereafter. In addition, the loan limits incremental operating lease obligations to $600 annually. Fees under the loan agreement include an unused revolver fee of .25% and a prepayment penalty fee declining from 3% in 1998 to
 .5% in the year 2001. The prepayment fee is waived if the loan is repaid with proceeds from the sale of assets or is refinanced with an affiliate of the Bank. At September 30, 1998, the Bank waived compliance with the capital expenditure limitation which the Company had exceeded during fiscal 1998.

From July 11, 1997 through June 30, 1998, the Company and Ajay had a joint and several loan with the Bank. Under the restructured facility, all joint and several liability, cross collateral agreements and guarantees of the Company with respect to the Ajay portion of the credit facility prior to the restructuring have been terminated. In consideration to the Bank for the restructured facility, the Company agreed to invest $2,000 in Ajay and convert $5,000 of advances to Ajay into preferred stock.

Prior to July 11, 1997, the Company had guaranteed the bank debt of Ajay with a previous lender which debt was in default under Ajay's loan agreement. The Company and Ajay refinanced their bank debt on July 11, 1997 with the Bank under a $34,088 three-year revolving joint and several liability credit and term loan agreement. As a result of a shortfall in Ajay's available collateral, the previous lender provided bridge financing of $2,340 to Ajay under an intercreditor agreement. The bridge loan is to be repaid from any proceeds from the sale of Kenco, the sale of other assets, from a specified percentage of future Ajay and Company cash flow and from monthly principal payments by Ajay. The Balance of the bridge loan was $2,015 at September 30, 1998.

Notes to Consolidated Financial Statements
Years Ended September 30, 1998, 1997, and 1996
(Dollars in thousands, except share and per share amounts)
--------------------------------------------------------------------------------


The Company's long-term debt consists of the following:                               1998               1997
                                                                                      ----               ----
Bank  revolving  credit  facility due on July 11, 2001;  $5,686 bearing            $13,686             $ 9,498
interest  at prime rate  (8.25% at  September  30,  1998) and $8,000 at variable  interest  rates (7.94% - 8.0% at  September  30,  1998).  The
1997  credit  facility  which bore  interest at the prime rate plus .5%
was restructured in 1998.

Bank Term Loan I, due on July 11, 2001,  variable interest rate 8.5% at              3,011               3,818
September  30, 1998,  payable in monthly  installments  of $42,  with a remaining  balance  due of  $1,583  at  maturity.  The  1997  loan  was refinanced in 1998 with the restructured credit facility.

Bank Term Loan II,   repaid on June 30, 1998                                             -                 958

Real Estate loan, due on July 11, 2001,  variable interest rate 8.5% at              2,514               2,647
September  30, 1998,  payable in monthly  installments  of $11,  with a remaining  balance  due of  $2,140  at  maturity.  The  1997  loan  was refinanced in 1998 with the restructured credit facility.

Sale and leaseback  financing,  due in 2003,  interest  payable monthly              4,600               4,526
at 9.75%

Mortgage  loan,  due in 2003,  payable in monthly  installments  of $21              1,020               1,178
including interest (8.8% at September 30, 1998)


Other                                                                                   50                  37
                                                                                   -------             -------
                                                                                    24,881              22,662
     Less current portion                                                              847               1,427
                                                                                   -------             -------
                                                                                   $24,034             $21,235
                                                                                   =======             =======


Maturities of long-term debt are as follows:

   1999                                                                            $   847
   2000                                                                                837
   2001                                                                             18,146
   2002                                                                              4,826
   2003                                                                                225
                                                                                   -------
                                                                                   $24,881
                                                                                   =======

Notes to Consolidated Financial Statements
Years Ended September 30, 1998, 1997, and 1996
(Dollars in thousands, except share and per share amounts)
--------------------------------------------------------------------------------

Capital Leases- The Company has acquired certain assets, primarily machinery and equipment, through capital leases. The leases have terms ranging from three to seven years, and are payable in monthly and quarterly installments with interest (at rates ranging from 8.52% to 11.7%).

Future minimum lease payments under capital leases are as follows for the years ending September 30:

                           1999                                          $718
                           2000                                           954
                           2001                                           946
                           2002                                         1,051
                           2003                                           730
                     Thereafter                                         1,131
                                                                       ------
Total future minimum lease payments                                     5,530

Less- Amount representing interest                                      1,384
                                                                       ------
Present value of future minimum lease payments                          4,146

Less - Current portion                                                    334
                                                                       ------
                                                                       $3,812
                                                                       ======
Note 6. Pension Plans

The Company maintains two pension plans; one plan covers the salaried employees and the other plan covers the Company's hourly employees. Annual net periodic pension costs under the pension plans are determined on an actuarial basis. The Company's policy is to fund these costs accrued over 15 years and obligations arising due to plan amendments over the period benefited. The assets and liabilities are adjusted annually based on actuarial results. Net pension cost is computed as follows for the years ending September 30:



                                           1998          1997           1996
                                           ----          ----           ----

           Service cost                    $234          $227           $226
           Interest cost                    479           451            450
           Actual return on plan assets    (580)         (476)          (477)
           Other components                  29            21             21
                                           ----          ----           ----
                                           $162          $223           $220
                                           ====          ====           ====


The expected long-term rate of return on plan assets is 9.0%. The discount rate and rate of increase in future compensation levels used in determining the actuarial present value of projected benefit obligations was 6.75% and 4.0% in 1998, 7.5% and 5.0% in 1997, and 8.0% and 5.0% in 1996, respectively. Plan assets consist substantially of equity and fixed income securities.

Notes to Consolidated Financial Statements
Years Ended September 30, 1998, 1997, and 1996
(Dollars in thousands, except share and per share amounts)
--------------------------------------------------------------------------------

SFAS No. 87 requires recognition in the balance sheet of a minimum pension liability for underfunded plans. The minimum liability that must be recognized is equal to the excess of the accumulated benefit obligation over plan assets and accrued pension cost. At September 30, 1998 and 1997 the additional minimum liability recognized for the Company's underfunded plan was $631 and $0, respectively. The additional minimum pension liability resulted in a decrease in shareholders' equity, net of tax benefit, of $184, which represents the excess of the minimum pension liability over unamortized prior service costs.


The funded status as of September 30 is as follows:

                                                       Salaried        Hourly
                                                       Employees      Employees
              1998                                        Plan          Plan
              ----                                     ---------      ---------

     Actuarial present value of vested benefits          $2,999         $3,356
     Actuarial present value of non-vested benefits          63            259
                                                       ---------      ---------
     Accumulated benefits obligation                     $3,062         $3,615
                                                       =========      =========

     Actuarial present value of projected benefits
        obligation                                      $(3,300)       $(3,792)
     Plan assets at fair market value                     2,916          3,180
                                                       ---------      ---------
     Funded status                                      $  (384)       $  (612)
                                                       =========      =========

     Unrecognized net losses                            $ (303)        $  (475)
     Prior service costs                                   126            (333)
     Prepaid (accrued) pension cost                       (207)            196
                                                       ---------      ---------
     Funded status                                      $ (384)        $  (612)
                                                       =========      =========

                                                       Salaried        Hourly
                                                       Employees      Employees
              1998                                        Plan          Plan
              ----                                     ---------      ---------
     Actuarial present value of vested benefits         $ 2,418       $ 2,792
     Actuarial present value of non-vested benefits         112           534
                                                       ---------      ---------

     Accumulated benefits obligation                    $ 2,530       $ 3,326
                                                       =========      =========

     Actuarial present value of projected benefits
        obligation                                      $(2,901)      $(3,606)
     Plan assets at fair market value                     3,091         3,379
                                                       ---------      ---------
     Funded status                                      $  190        $  (227)
                                                       =========      =========

     Unrecognized net (losses) gain                     $  226        $   (99)
     Prior service costs                                   138           (374)
     Prepaid (accrued) pension cost                       (174)           246
                                                       ---------      ---------
     Funded status                                      $  190        $  (227)
                                                       =========      =========

Notes to Consolidated Financial Statements
Years Ended September 30, 1998, 1997, and 1996
(Dollars in thousands, except share and per share amounts)
--------------------------------------------------------------------------------

Note 7. Property, Plant and Equipment
-------------------------------------

At September 30, 1998 and 1997, property, plant and equipment consist of the following:

                                                  1998               1997
                                                  ----               ----

           Land and land improvements           $  2,695          $  2,705
           Buildings                               8,748             7,777
           Machinery and equipment                12,099             7,888
           Office furniture and equipment          3,255             1,580
                                                --------          --------
                                                  26,797            19,950

           Less accumulated depreciation          (6,784)           (5,417)
                                                --------          --------
                                                $ 20,013          $ 14,533
                                                ========          ========

Net property, plant and equipment of $20,013 and $14,533 at September 30, 1998 and 1997, respectively, excludes certain machinery, equipment and office equipment held for disposition. Machinery and equipment and office furniture and equipment under capital leases are included above and were $5,200 and $512 at September 30, 1998 and 1997, respectively. Accumulated depreciation on assets under capital leases was $542 and $217 at September 30, 1998 and 1997, respectively.



Note 8. Income Taxes (Benefit)
------------------------------

The provision for income taxes (benefit) is as follows for the years ending September 30:

                                        1998             1997            1996
                                        ----             ----            ----
           Continuing operations:
              Current                 $  2,462          $ 3,610         $ 2,426
              Deferred                     (96)          (1,368)           (491)
                                      ---------         --------        --------
                                         2,366            2,242           1,935

           Discontinued operations      (2,932)          (3,208)         (2,315)
                                      ---------         --------        --------
                                      $   (566)         $  (966)        $  (380)
                                      =========         ========        ========


The reconciliation between the effective tax rate and the statutory federal tax rate on earnings from continuing operations as a percent is as follows:



                                        1998             1997            1996
                                        ----             ----            ----
           Statutory federal income
              tax rate                  34.0             34.0            34.0
           State taxes, net of federal
              income tax benefit tax     4.0              4.0             4.0
           Credits for state income
              tax refunds               (8.4)               -               -
           Effect of change in
              valuation allowance        3.2              7.4               -
           Other                         1.1              1.7             1.4
                                        ----             ----            ----
                                        33.9             47.1            39.4
                                        ====             ====            ====

Notes to Consolidated Financial Statements
Years Ended September 30, 1998, 1997, and 1996
(Dollars in thousands, except share and per share amounts)
--------------------------------------------------------------------------------

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 1998 and 1997 are as follows:



                                                        1998        1997
                                                        ----        ----
           Deferred tax assets:
           Inventories, due to obsolescence
              reserve and additional costs
              inventoried for tax purposes
              pursuant to the Tax Reform
              Act of 1986                             $  203      $  260


           Warranty reserves                             313         171
           Accrual for compensated absences              125         145
           Accrual for retiree medical benefits          522         383
           Accounts receivable reserves                  117         138
           Estimated loss on disposal                  1,266         189
           Equity interest in loss on affiliate          517         320
           Tax gain on sale/leaseback                    628         659
           Accrued other reserves                         12         144
           Pension liability adjustment                  114           -
           State net operating loss
              carryforwards                              873         727
                                                      ------      ------
           Total gross deferred tax assets             4,690       3,136
           Less valuation allowance                      840         620
                                                      ------      ------
           Net deferred tax assets                     3,850       2,516
                                                      ======      ======

           Deferred tax liabilities:
              Plant and equipment, principally
                 due to differences in
                 depreciation and amortization         1,588       1,485
           Intangible asset recorded for books            58           -
                                                      ------      ------
           Net deferred income tax assets             $2,204      $1,031
                                                      ======      ======

           Current deferred income tax assets         $2,069      $1,098
           Long-term deferred income tax assets        1,781       1,418
           Long-term deferred income tax
               liabilities                           (1,646)     (1,485)
                                                      ------      ------
                                                      $2,204     $ 1,031
                                                      ======      ======






At September 30, 1998, the Company has approximately $14,900 of state net operating loss carry forwards, which are available to the Company in certain state tax jurisdictions and expire in 2006 through 2012. During the year ended September 30, 1998, the Company increased its valuation allowance against certain state net operating loss carryforwards it does not expect to utilize.

Notes to Consolidated Financial Statements
Years Ended September 30, 1998, 1997, and 1996
(Dollars in thousands, except share and per share amounts)
--------------------------------------------------------------------------------

Note 9. Shareholders' Equity
----------------------------


Preferred Stock - On April 21, 1998, the Company completed a private placement of 80,000 shares of Series A convertible redeemable preferred stock at $100 per share, or $8,000 in gross proceeds and received net proceeds of $7,337. The preferred stock bears a dividend rate of 7.5%, which is payable quarterly, and is convertible at the option of the holder into 2,909,091 shares of the Company's common stock. The preferred stock is redeemable at the Company's option anytime after April 21, 2001 at $100 per share. The preferred stock is not mandatorily redeemable. In addition, the Company can force conversion of the preferred stock into common shares if the Company's common stock trades at or above $4.125 for twenty out of thirty consecutive trading days. Holders of the Series A preferred stock are entitled to a number of votes equal to those they would have assuming conversion into common stock, without taking into account fractional shares. In connection with the private placement, and as partial compensation for services, the Company issued to the placement agent warrants to purchase 203,637 shares of the Company's common stock at an exercise price of $3.30 per share.

Commencing with the quarterly period beginning July 1, 2001, the annual dividend rate will increase each quarter by 2.5% up to a maximum dividend of 24% per annum. The Company used the proceeds of the offering to provide $3,200 of debt financing to the purchaser of the Portland, Oregon manufacturing facility, repayment of a bank term loan of $667 and an investment of $1,500 in Ajay. The remaining balance was used for general working capital purposes.


Stock Options and Warrants - The Company has issued stock options and warrants at exercise prices ranging from $.34 - 3.63 per share, the market value at the date of issuance. These options and warrants expire between 1998 and 2000.
This stock option activity during the periods indicated are as follows:

                                                     Shares
                                                   Subject to
                                                     Options      Option Prices
                                                   ----------     -------------

           Outstanding at September 30, 1995          795,000      $.34 - 3.63

           Granted                                          -                -
           Exercised                                (455,000)              .52
           Canceled
                                                            -                -
                                                   ----------     -------------
           Outstanding at September 30, 1996          340,000       .41 - 3.63

           Granted                                          -                -
           Exercised                                        -                -
           Canceled
                                                            -                -
                                                   ----------     -------------
           Outstanding at September 30, 1997          340,000       .41 - 3.63

           Granted                                          -                -
           Exercised                                (150,000)              .41
           Canceled                                         -                -
                                                   ----------     -------------
           Outstanding at September 30, 1998          190,000      $.41 - 3.63
                                                   ==========     =============


During the year ended September 30, 1997, the Company extended the expiration date of 150,000 options held by Acrodyne Corporation, a related party, from November 8, 1997 to November 8, 1999.

Notes to Consolidated Financial Statements
Years Ended September 30, 1998, 1997, and 1996
(Dollars in thousands, except share and per share amounts)
--------------------------------------------------------------------------------


In addition to the stock options noted above, the Company has two other qualified stock option plans. The Company adopted the 1993 Stock Option Plan ("the 1993 Plan") which reserves an aggregate of 1,500,000 shares of the Company's common stock for the issuance of stock options which may be granted to employees, officers and directors of and consultants to the Company. Under the terms of the 1993 Plan, the Company may grant "incentive stock options" or "non-qualified options" at not less than the fair market value on the date of grant. Options granted under the 1993 Plan are exercisable as to 25 percent of the shares covered thereby commencing six months after the earlier of the date of grant or the date of employment, and as to an additional 25%, cumulatively, on the first, second and third anniversaries of the date of grant, and expire ten years after the date of grant. In January 1998 the Company reserved an additional 1,500,000 shares of the Company's common stock for the issuance of stock options under the 1993 Plan. At September 30, 1998, the Company had 901,875 shares available for future grants. Stock option activity during the periods indicated under the 1993 Plan are as follows:

                                          Shares        Shares
                                        Available     Subject to
                                           for          Options    Option Prices
                                          Grant
                                       -----------    ---------    -------------

   Outstanding at September 30, 1995     1,032,000      468,000    $1.63 - $3.23

   Granted                                       -            -                -
   Exercised                                     -            -                -
   Canceled                                 68,000     (68,000)      1.94 - 3.63
                                       -----------    ---------    -------------
   Outstanding at September 30, 1996     1,100,000      400,000      1.94 - 3.63

   Granted                             (1,078,800)    1,078,800      1.94 - 2.63
   Exercised                                                  -                -
   Canceled                                366,925    (366,925)      1.94 - 3.63
                                       -----------    ---------    -------------
   Outstanding at September 30, 1997       388,125    1,111,875      1.94 - 3.63

   Additional shares reserved            1,500,000            -                -
   Granted                             (1,104,225)    1,104,225      2.31 - 3.00
   Exercised                                     -            -                -
   Canceled                                117,975    (117,975)      1.94 - 2.94
                                       -----------    ---------    -------------
   Outstanding at September 30, 1998       901,875    2,098,125    $1.94 - $3.63
                                       ===========    =========    =============

During 1996 the shareholders of the Company approved a stock option plan which reserves an aggregate of 200,000 shares of the Company's stock for non-employee Directors of the Company (the "1995 Plan"). The 1995 Plan provides for automatic granting of 10,000 options to each non-employee director of the Company at a price equal to the market value on the date of grant which is the date of the annual shareholders' meeting each year, exercisable for 10 years after the date of the grant. These options are exercisable as to 25% of the shares thereby on the date of grant and as to an additional 25%, cumulatively on the first, second and third anniversaries of the date of grant. At September 30, 1998 there were 80,000 shares available for grant under the 1995 Plan.

Notes to Consolidated Financial Statements
Years Ended September 30, 1998, 1997, and 1996
(Dollars in thousands, except share and per share amounts)
--------------------------------------------------------------------------------

Stock option activity during the periods indicated under the 1995 Plan are as follows:

                                          Shares        Shares
                                        Available     Subject to
                                           for          Options    Option Prices
                                          Grant
                                       -----------    ---------    -------------
   Outstanding at September 30, 1995     170,000        30,000            $3.66


   Granted                              (30,000)        30,000             3.63
   Exercised                                   -             -                -
   Canceled                                    -             -                -
                                       -----------    ---------    -------------
   Outstanding at September 30, 1996     140,000        60,000        3.63-3.66


   Granted                              (30,000)        30,000             2.66
   Exercised                                   -             -                -
   Canceled                                    -             -                -
                                       -----------    ---------    -------------
   Outstanding at September 30, 1997     110,000        90,000       $2.66-3.66


   Granted                              (30,000)        30,000             2.44
   Exercised                                   -             -                -
   Canceled                                    -             -                -
                                       -----------    ---------    -------------
   Outstanding at September 30, 1998      80,000       120,000       $2.44-3.66
                                       ===========    =========    =============


Statement of Financial Accounting Standards No. 123
---------------------------------------------------

During 1995, the Financial Accounting Standards Board issued SFAS 123 which defines a fair value based method of accounting for employee stock options and similar equity instruments and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the method of accounting prescribed by APB 25. Entities electing to continue to use the accounting treatment in APB 25 must make pro forma disclosures of net earnings (loss) and, if presented, earnings per share, as if the fair value based method of accounting defined in SFAS 123 had been adopted.

The Company has elected to account for its stock-based compensation plans under APB 25; however, the company has computed, for pro forma disclosure purposes, the value of all options granted during the years ended September 30, 1998, 1997 and 1996, using the Black-Scholes option pricing model as prescribed by SFAS 123 using the following weighted average assumptions for grants:

                                        Year Ended September 30,
                                  -------------------------------------
                                     1998          1997         1996
                                  ----------     --------     ---------
      Risk-free interest rate         6.00%        6.00%         6.00%
      Expected dividend yield            0%           0%            0%
      Expected lives                7 years      7 years        7years
      Expected volatility             57.1%        57.1%         57.1%

Notes to Consolidated Financial Statements
Years Ended September 30, 1998, 1997, and 1996
(Dollars in thousands, except share and per share amounts)
--------------------------------------------------------------------------------

Using the Black-Scholes methodology, the total value of options granted during the years ended September 30, 1998, 1997 and 1996, was $1,458, $1,357 and $142,
respectively, which would be amortized on a pro forma basis over the vesting period of the options (typically three years). The weighted average per share fair value of options granted during the years ended September 30, 1998, 1997 and 1996, was $1.60, $1.27 and $1.77, respectively. If the Company had accounted for its stock-based compensation plans in accordance with SFAS 123, the Company's net earnings (loss) and net earnings (loss) per share would approximate the pro forma disclosures below:

                       Year Ended           Year Ended           Year Ended
                   September 30, 1998   September 30, 1997   September 30, 1996
                   ------------------   ------------------   -------------------
                       As        Pro        As        Pro         As        Pro
                    Reported    Forma    Reported    Forma     Reported    Forma
                    --------    -----    --------    -----     --------   ------
Net earnings (loss)   $312      ($176)   ($2,037)   ($2,284)    ($561)    ($584)

Basic net earnings
(loss) per share      0.00      (0.02)     (0.12)     (0.13)    (0.03)    (0.03)

Diluted net earnings
(loss) per share      0.00      (0.02)     (0.12)     (0.13)    (0.03)    (0.03)



The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. SFAS 123 does not apply to award prior to the year ended September 30, 1996, and additional awards are anticipated in future years.

The following table summarizes information about stock options outstanding at September 30, 1998:


                 Options Outstanding                        Options Exercisable
-----------------------------------------------------    -----------------------
                                Weighted                   Number of
                  Number         Average     Weighted       shares      Weighted
 Range of       Outstanding     Remaining     Average     Exercisable    Average
 Exercise           at         Contractual   Exercise        at         Exercise
  Prices        September      Life-Years     Price       September       Price
                 30, 1998                                  30, 1998
------------    -----------    ----------    --------    -----------    --------
      $0.41        150,000           4.0       $0.41        150,000        $0.41
  1.94-2.66      2,038,525           8.9        2.25        833,396         2.20
  2.91-3.66        219,600           6.8        3.20        187,725         3.23
------------    -----------    ----------    --------    -----------    --------
 $0.41-3.66      2,408,125           8.4       $2.22      1,171,121        $2.13


At September 30, 1997 and 1996, 774,000 and 451,575 options, respectively, were exercisable at weighted average exercise prices of $1.68 per share and $1.32 per share, respectively.

Notes to Consolidated Financial Statements
Years Ended September 30, 1998, 1997, and 1996
(Dollars in thousands, except share and per share amounts)
--------------------------------------------------------------------------------

Note 10. Stock Repurchase Program
---------------------------------

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


Note 11. Discontinued Operations
--------------------------------

Automotive Accessories Segment - On March 16, 1998, the Company completed the sale of a substantial portion of the assets of Kenco, to Kenco Products, Inc. ("KPI"). The principal owner of KPI is Colfax Group, Inc., a Delaware corporation. One of the principal owners of Colfax Group, Inc. had been acting as general manager in charge of operating the business of Kenco. Colfax Group, Inc. is unrelated to the Company.

Consideration to the Company consisted of $1,000 cash, $430 of receivables, assumption of $1,000 of liabilities and 2,000 shares of non-voting convertible preferred stock of KPI. Under the agreement, KPI agreed to purchase $2,600 of Kenco inventory during the six months following the sale. Approximately $430 of inventory was unsold at September 30, 1998 which was purchased subsequent to year-end. The sale was recorded based upon the estimated fair market value of the assets disposed of. The Company previously reported Kenco as a discontinued operation beginning with the measurement date of May 8, 1997. The 1997 estimated pre-tax loss on disposal of $3,276 represented estimated future operating losses of which $500 remained as an estimated liability at September 30, 1997. For the year ended September 30, 1998, the Company reported an additional loss on the sale of Kenco in the amount of $2,626 before income tax benefit resulting in an additional net loss on disposal of discontinued operations of $1,625.

Colfax and one of the principal owners of Colfax Group, Inc. has guaranteed the obligations of KPI to Kenco. At September 30, 1998 the Company has preferred stock and receivables from the sale of Kenco of $750 and $2,783 (including $1,500 recorded as other non-current assets in the accompanying balance sheets), respectively. The Company has a security interest in all of the assets of KPI subordinate to the security interest of KPI's bank.

Notes to Consolidated Financial Statements
Years Ended September 30, 1998, 1997, and 1996
(Dollars in thousands, except share and per share amounts)
--------------------------------------------------------------------------------


The summarized results for Kenco for the years ended September 30 are as follows reflecting operating losses through the measurement date:

                                    1998             1997              1996
                                    ----            -----              ----

   Net sales                      $ 4,964          $ 8,666          $ 16,043
                                  =======          =======          ========

   Loss from operations before
     allocated interest expense
     and income tax benefit       $     -         $(1,727)          $(4,353)
   Allocated interest expense           -            (290)             (456)
                                  -------         --------          --------
   Loss from operations before
     income tax benefit                 -          (2,017)           (4,809)
   Income tax benefit                   -              810             1,885
                                  -------         --------          --------
   Loss from operations                 -          (1,207)           (2,924)

   Loss on disposal before
     interest and income taxes    (2,428)          (2,771)                 -
   Allocated interest expense       (198)            (505)                 -
                                  -------         --------          --------
   Loss on disposal before
     income tax benefit           (2,626)          (3,276)                 -
   Income tax benefit              1,001            1,311                 -
                                  -------         --------          --------
   Loss on disposal               (1,625)          (1,965)                 -
                                  -------         --------          --------
   Total loss on discontinued
      operations                 $(1,625)         $(3,172)          $(2,924)
                                 ========         ========          ========


The net assets and liabilities of the Automotive Accessories segment held for disposition included in the accompanying balance sheet as of September 30, 1997, are as follows:



           Current assets (liabilities):
              Accounts receivable                  $1,673
              Prepaid assets                          257
              Accounts payable                       (970)
              Accrued expenses and other             (322)
                                                   -------
               Net current assets                  $  638
                                                   =======

           Long term assets (liabilities):
              Machinery and equipment, net         $1,185
              Office equipment, net                   254
              Other assets                            183
              Long term liabilities                   (12)
                                                   -------
               Net long term assets                $1,610
                                                   =======


Agricultural Equipment Segment- The Company adopted a plan of disposal for the Agriculture Equipment segment effective September 30, 1998 and retained an investment banker to advise the Company on the sale, solicit potential buyers for the companies comprising this segment and assist in negotiations. The
Company has reported the Agriculture Equipment segment as a discontinued operation at September 30, 1998. The Company has provided for an estimated net loss on disposal of $1,403 which includes an estimated pre-tax operating loss through the estimated date of disposition in the amount of $800 and estimated pre-tax loss on disposal of $1,750.

Notes to Consolidated Financial Statements
Years Ended September 30, 1998, 1997, and 1996
(Dollars in thousands, except share and per share amounts)
--------------------------------------------------------------------------------

The summarized  results for the Agriculture
Equipment segment for the years ended September 30 are as follows:

                                           1998           1997            1996
                                           ----          -----            ----

   Net sales                             $  8,500       $  9,581        $ 11,026
                                         ========       ========        ========

   Loss from operations before
     allocated interest
     expense and income tax benefits      (2,239)         (2,284)          (712)
   Allocated interest expense               (279)           (433)          (386)
                                         --------       ---------      ---------
   Loss from operations before income
     tax benefit                          (2,518)         (2,717)        (1,098)
   Income tax benefit                        959           1,087             430
   Loss allocable to minority interest       288             250              56
                                         --------       ---------      ---------
   Loss from operations                   (1,271)         (1,380)          (612)

   Loss on disposal before interest
     and income taxes                     (2,273)              -               -
   Allocated interest expense               (277)              -               -
                                         --------       ---------      ---------
   Loss on disposal before income tax
     benefit                              (2,550)              -               -
   Income tax benefit                        972               -               -
   Loss allocable to minority interest       175               -               -
                                         --------       ---------      ---------
   Loss on disposal                       (1,403)              -               -
                                         --------       ---------      ---------
   Total loss on discontinued operations $(2,674)        $(1,380)       $  (612)
                                         ========       =========      =========


The net assets and liabilities of the Agriculture Equipment segment held for disposition included in the accompanying balance sheet as of September 30, 1998, are as follows:



                                                      1998             1997
                                                      ----             ----
           Current assets (liabilities):
              Accounts receivable                   $ 2,098          $ 1,742
              Inventory                               3,689            3,331
              Prepaid assets                              -              272
              Accounts payable                         (356)            (451)
              Accrued expenses and other               (314)            (527)
                                                    --------         --------
              Net current assets                    $ 5,117          $ 4,367
                                                    ========         ========

           Long term assets (liabilities):
              Property, plant and equipment, net     $3,429          $ 3,547
              Other liabilities                          (5)               -
              Long term liabilities                  (1,577)          (2,045)
                                                    --------         --------
              Net long term assets                  $ 1,847          $ 1,502
                                                    ========         ========


The Company has elected to allocate interest expense to discontinued operations based upon the net assets of the segment being disposed of at each respective year-end.

Notes to Consolidated Financial Statements
Years Ended September 30, 1998, 1997, and 1996
(Dollars in thousands, except share and per share amounts)
--------------------------------------------------------------------------------

Note 12. Business Segment Information
-------------------------------------
                                                1998         1997        1996
                                                ----         ----        ----

Net sales by classes of similar products
  from continuing operations
----------------------------------------
Vehicle Components                             $54,071      $42,914     $36,141
Electrical Components and GPS                    3,575        3,757       4,112
                                               -------      -------     -------
                                               $57,646      $46,671     $40,253
                                               =======      =======     =======

Earnings (loss) from continuing operations
------------------------------------------
Vehicle Components                             $10,992      $ 7,609     $ 6,831
Electrical Components and GPS                   (2,001)      (1,217)       (659)
                                               -------      -------     -------
                                               $ 8,991      $ 6,392     $ 6,172
                                               =======      =======     =======

Identifiable assets
-------------------
Vehicle Components                             $47,079      $26,017     $22,522
Electrical Components and GPS                    8,353        7,728       7,381
                                               -------      -------     -------
Total assets - continuing operations            55,432       33,745      29,903
Automotive accessories - discontinued
  operations                                     3,963        8,699      12,986
Agricultural equipment - discontinued
  operations                                     6,964        5,869       7,056
                                               -------      -------     -------
Total assets                                   $66,359      $48,313     $49,945
                                               =======      =======     =======


Capital expenditures
--------------------
Vehicle Components                             $ 6,446      $   420     $   532
Electrical Components and GPS                      386          246         218
                                               -------      -------     -------
Total capital expenditures - continuing
  operations                                     6,832          666         750
Automotive accessories - discontinued
  operations                                         -          330         358
Agricultural equipment - discontinued
  operations                                       191          145         487
                                               -------      -------     -------
Total capital expenditures                     $ 7,023      $ 1,141     $ 1,595
                                               =======      =======     =======


Depreciation and amortization
-----------------------------
Vehicle Components                             $ 1,077      $   756     $ 1,436
Electrical Components and GPS                      329          315         239
                                               -------      -------     -------
Total depreciation and amortization -
  continuing operations                          1,406        1,071       1,675
Automotive accessories - discontinued
  operations                                       179          231         257
Agricultural equipment - discontinued
  operations                                       309          304         224
                                               -------      -------     -------
Total depreciation and amortization            $ 1,894      $ 1,606     $ 2,156
                                               =======      =======     =======

Notes to Consolidated Financial Statements
Years Ended September 30, 1998, 1997, and 1996
(Dollars in thousands, except share and per share amounts)
--------------------------------------------------------------------------------


Note 13. Net Sales from Continuing Operations - Geographic Region
-----------------------------------------------------------------

                                  1998             1997             1996
                                  ----             ----             ----

           Canada              $  3,377        $   2,795        $   4,570
           Sweden                 2,073            1,439            1,720
           Other                  3,236            2,121            1,541
                               --------        ---------        ---------
           Net sales-export       8,686            6,355            7,831
           United States         48,960           40,316           32,422
                               --------        ---------        ---------
           Net                 $ 57,646        $  46,671        $  40,253
                               ========        =========        =========


Note 14. Other Benefit Plans
----------------------------

The Company maintains an Employee Stock Ownership Plan (ESOP) for non-union employees. The ESOP may buy shares of the Company's stock from time to time on the open market or directly from the Company. The ESOP has been authorized to borrow up to $1,000 from the Company or financial institutions to finance its purchases. At September 30, 1998 the outstanding balance of the loan was approximately $73 which has been used to finance the purchase of approximately 424,000 shares of common stock. The Company is required to make contributions to the ESOP to repay the loan including interest.

The Company sponsors salaried employees and union employees matching 401(k) plans, in which eligible employees may elect to contribute a portion of their compensation.


Note 15. Post Retirement Benefits other than Pensions
-----------------------------------------------------

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

Notes to Consolidated Financial Statements
Years Ended September 30, 1998, 1997, and 1996
(Dollars in thousands, except share and per share amounts)
--------------------------------------------------------------------------------



In September 1997, the Company concluded negotiations of a five-year union contract, which was ratified by union members and received final signatures. As a part of the contract, the Company has reduced its retiree health care obligations and obtained cost sharing between the retired employees and the Company for future cost increases. The following table provides information on the post retirement plan status at September 30, 1998:


     Accumulated Post Retirement Benefit Obligation
                                                    1998          1997
                                                    ----          ----
     Retirees                                      $1,592        $1,293
     Fully eligible active participants               660           579
     Other active Plan participants                 1,333         1,094
                                                    -----         -----
                                                    3,585         2,966
     Plan assets                                        -             -
                                                    -----         -----
     Accumulated post retirement benefit
       obligation in excess of Plan assets          3,585         2,966

     Unrecognized gain                                147           687
     Unrecognized prior service cost                 (649)         (810)
     Unrecognized transition obligation            (1,720)       (1,835)
                                                    -----         -----

     Accrued post retirement benefit cost
       in the consolidated balance sheet           $1,363        $1,008
                                                   ======        ======

Post retirement benefits expense included the following components for the years ended September 30:

                                                    1998          1997     1996
                                                    ----          ----     ----
     Service cost                                  $  92         $  74     $  65
     Interest cost                                   239           218       219
     Amortization of unrecognized net obligation
       at transition                                 190           165       139
                                                   ------        ------    -----
     Post retirement benefits expense              $ 521         $ 457     $ 423
                                                   ======        ======    =====

The assumed health care cost trend rate used in measuring the accumulated post retirement benefit obligation (APBO) ranged between 4.5%-10% in the first year, declining to 4.5% - 5.0% after 8 years. The discount rate used in determining the APBO was 6.75% and 7.5% for the years ended September 30, 1998 and 1997, respectively.

If the assumed medical costs trends were increased by 1%, the APBO as of September 30, 1998 would increase by $289, and the aggregate of the services and interest cost components of the net annual post retirement benefit cost would be increased by $30. If the assumed medical costs trends were decreased by 1%, the APBO as of September 30, 1998 would decrease by $388, and the aggregate of the services and interest cost components of the net annual post retirement benefit cost would be decreased by $42.

Notes to Consolidated Financial Statements
Years Ended September 30, 1998, 1997, and 1996
(Dollars in thousands, except share and per share amounts)
--------------------------------------------------------------------------------


Note 16. Acquisitions
---------------------

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

These acquisitions were accounted for using the purchase method of accounting and the results of operations of these businesses have been included in the consolidated results of operations of the Company from the acquisition dates. The Techwood operating results are reported as discontinued operations.


Note 17. Sale Leaseback
-----------------------

In April 1997 the Company sold a manufacturing facility in a sale-leaseback transaction for $4,524. Immediately prior to the date of sale, the Company identified certain contaminants in the soil and groundwater which the Company believes may have been disposed on the property by the previous property owner and other parties. An environmental escrow fund in the amount of $250 for environmental investigation and cleanup costs, if any, was established from the proceeds of the sale under the agreement. The Company is required to repurchase the property on April 15, 2000 if the Company does not obtain a no further action letter from the state environmental regulatory department. The Company does not intend to seek a no further action letter and has advised the purchaser that it intends to repurchase the property.

The transaction was accounted for as a financing where the property is recorded as an asset and continues to be depreciated and the capitalized lease obligations are recorded as long term liabilities. The lease has a term of fifteen years and requires minimum annual payments of $450 with rental increases every two years equal to the increase in the consumer price index for the Portland, Oregon area but not greater than a 5% nor less than a 3% increase for every two-year period. In April 1998, under the terms of the agreement, the Company provided a mortgage note to the purchaser in the amount of $3,200 which is reported as a note receivable at September 30, 1998. If the Company repurchases the property, the note will be repaid upon the purchase.

Notes to Consolidated Financial Statements
Years Ended September 30, 1998, 1997, and 1996
(Dollars in thousands, except share and per share amounts)
--------------------------------------------------------------------------------

Note 18. Quarterly Data (unaudited)
-----------------------------------

                            First     Second     Third      Fourth
         1998 (2) (3)      Quarter   Quarter    Quarter   Quarter (1)     Annual
         ------------      -------   -------    -------   -----------    -------
Continuing operations:
Net sales                  $12,698   $15,613    $14,767      $14,568     $57,646
                           =======   =======    =======      ========    =======
Gross margin               $ 3,873   $ 4,965    $ 4,818      $ 3,861     $17,517
                           =======   =======    =======      ========    =======
Operating expenses         $ 1,869   $ 2,303    $ 2,443      $ 1,911     $ 8,526
                           =======   =======    =======      ========    =======

Earnings from continuing
    operations                 851     1,393      1,465          902       4,611
Loss from discontinued
    operations                (157)     (306)      (336)      (3,500)    (4,299)
                           -------   -------    -------      --------    -------
Net earnings (loss)        $   694   $ 1,087    $ 1,129      $(2,598)    $   312
                           =======   =======    =======      ========    =======

Earnings (loss) per common
    share from continuing
    operations - basic     $  0.05   $  0.08    $  0.08      $  0.04     $  0.24
(Loss) per common share
    from discontinued
    operations - basic       (0.01)    (0.02)     (0.02)       (0.19)     (0.24)
                           -------   -------    -------      --------    -------
Earnings (loss) per common
    share - basic          $ (0.04)  $  0.06    $  0.06      $ (0.15)    $  0.00
                           =======   =======    =======      ========    =======
Earnings (loss) per common
    share from continuing
    operations - diluted      0.05      0.08       0.07         0.04        0.23
(Loss) per common share from
    discontinued operations -
    diluted                  (0.01)    (0.02)     (0.02)       (0.19)     (0.23)
                           -------   -------    -------      --------    -------
Earnings (loss) per common
    share - diluted        $  0.04   $  0.06    $  0.05      $ (0.15)    $ 0.00
                           =======   =======    =======      ========    =======


                            First     Second     Third      Fourth
         1997 (2) (3)      Quarter   Quarter    Quarter   Quarter (1)     Annual
         ------------      -------   -------    -------   -----------    -------

Continuing operations:
Net sales                  $10,416   $11,839    $12,184      $ 12,232    $46,671
                           =======   =======    =======      ========    =======
Gross margin               $ 2,768   $ 3,004    $ 3,130      $  3,795    $12,697
                           =======   =======    =======      ========    =======
Operating expenses         $ 1,409   $ 1,498    $ 1,660      $  1,738    $ 6,305
                           =======   =======    =======      ========    =======
Earnings from continuing
    operations                 372       683        669           791      2,515
Loss from discontinued
    operations                (360)     (813)    (2,761)         (618)   (4,552)
                           -------   -------    -------      --------    -------
Net earnings (loss)        $    12   $  (130)   $(2,092)     $    173   $(2,037)
                           =======   =======    =======      ========    =======

Earnings (loss) per common
    share from continuing
    operations - basic     $  0.02   $  0.04    $  0.04      $   0.04   $   0.14
(Loss) per common share
    from discontinued
    operations - basic       (0.02)    (0.05)     (0.16)        (0.03)    (0.26)
                           -------   -------    -------      --------    -------
Earnings (loss) per
    common share - basic   $ (0.00)  $ (0.01)   $ (0.12)     $   0.01   $ (0.12)
                           =======   =======    =======      ========    =======
Earnings (loss) per common
    share from continuing
    operations - diluted   $  0.02   $  0.04    $  0.04      $   0.04   $  0.14
(Loss) per common share
    from discontinued
    operations - diluted     (0.02)    (0.05)     (0.16)        (0.03)    (0.26)
                           -------   -------    -------      --------    -------
Earnings (loss) per
   common share - diluted  $  0.00   $ (0.01)   $ (0.12)     $   0.01   $ (0.12)
                           =======   =======    =======      ========    =======


(1) The fourth quarter of 1998 loss from discontinued operations includes the effects of the Company's decision to dispose of its Agricultural Equipment segment as of September 30, 1998 and an additional loss on the disposal of its previously disposed of Automotive Accessories segment which represented an adjustment to the estimated value of non-voting preferred stock that the Company received in the sale and from additional liabilities related to the sale.

(2) All quarters prior to the fourth quarter 1998 have been restated to reflect the Agricultural Equipment segment as a discontinued operation.

(3) Earnings (loss) per share for all periods have been restated for the provisions of SFAS 128.

Notes to Consolidated Financial Statements
Years Ended September 30, 1998, 1997, and 1996
(Dollars in thousands, except share and per share amounts)
--------------------------------------------------------------------------------


Note 19. Contingencies
----------------------

The Company and its subsidiaries are involved in various lawsuits incidental to their businesses. It is the opinion of management that the ultimate outcome of these actions will not have a material effect on the Company's financial position or results of operations.

The Company has identified certain contaminants in the soil and groundwater of a manufacturing facility located in an industrial area, which the Company believes, was disposed of on the property by a previous property owner. The Company's environmental consulting firm has conducted tests to determine the levels of contaminants. The Company has been advised by counsel that the contamination is not a reportable condition under current statutes. In the event that remediation were required in the future, the Company would seek indemnification from the prior property owner under the terms of the asset purchase agreement. The prior property owner has advised the Company that it would dispute any liability for remediation costs. The Company believes it can enforce available claims against the prior property owner for any costs of investigation and remediation.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Board of Directors of
Williams Controls, Inc.:

We have audited the accompanying consolidated balance sheet of Williams Controls, Inc. and subsidiaries as of September 30, 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Williams Controls, Inc. and subsidiaries as of September 30, 1998, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.




                                                         /s/ Arthur Andersen LLP
                                                         -----------------------

                                                             ARTHUR ANDERSEN LLP

Portland, Oregon,
December 11, 1998

INDEPENDENT AUDITORS' REPORT

Board of Directors
Williams Controls, Inc.
Portland, Oregon

We have audited the accompanying consolidated balance sheets of Williams Controls, Inc. and subsidiaries as of September 30, 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the two-year period ended September 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Williams Controls, Inc. and subsidiaries as of September 30, 1997, and the results of their operations and their cash flows for each of the years in the two-year period ended September 30, 1997, in conformity with generally accepted accounting principles.








/s/     Horwath Gelfond Hochstadt Pangburn & Co.
------------------------------------------------

HORWATH GELFOND HOCHSTADT PANGBURN & CO.



Denver, Colorado
December 18, 1997

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
--------------------------------------------------------------------------------

On July 29, 1998, the company filed a report on Form 8-K announcing a change in accounting firms from Horwath Gelfond Hochstadt Pangburn & Co. to Arthur Andersen LLP.

                                    Part III
                                    --------


Item 10.   Directors and Executive Officers of the Company
----------------------------------------------------------
Incorporated by reference from the Company's 1999 Proxy Statement.


Item 11.   Executive Compensation
---------------------------------
Incorporated by reference from the Company's 1999 Proxy Statement.


Item 12.   Security Ownership of Certain Beneficial Owners and Management
-------------------------------------------------------------------------
Incorporated by reference from the Company's 1999 Proxy Statement.


Item 13.   Certain Relationships and Related Transactions
---------------------------------------------------------
Incorporated by reference from the Company's 1999 Proxy Statement.


                                     Part IV
                                     -------

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K
---------------------------------------------------------------------------

1. See Exhibit Index on page 56 of this Form 10-K.

2. See Index to Financial Statements in Item 8 of this Form 10-K.

3. See Index to Schedules on page 52 of this Form 10-K.

4. Reports on Form 8-K.

     a. Current Report on Form 8-K dated June 30, 1998, as filed with the Securities and Exchange Commission on July 15, 1998, reporting the Company's credit agreement amendment and Ajay agreement.

     b. Current Report on Form 8-K dated July 29, 1998, as filed with the Securities and Exchange Commission, announcing a change in accounting firms from Horwarth Gelfond Hochstadt Pangburn & Co. to Arthur Andersen LLP.

                                   Signatures
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     WILLIAMS CONTROLS, INC.

         Date:      December 22, 1998         By:  /s/ Thomas W. Itin
                                                  ------------------------------
                                                  Thomas W. Itin,
                                                  Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.





         Date:      December 22, 1998         By: /s/ Thomas W. Itin
                                                  ------------------------------
                                                  Thomas W. Itin, Director


         Date:      December 22, 1998         By: /s/ Gerard A. Herlihy
                                                  ------------------------------
                                                  Gerard A. Herlihy
                                                  Principal Financial and
                                                  Principal Accounting Officer



         Date:      December 22,1998          By:
                                                  ------------------------------
                                                  R. William Caldwell, Director


         Date:      December 22, 1998         By: /s/ H. Samuel Greenawalt
                                                  ------------------------------
                                                  H. Samuel Greenawalt, Director


         Date:      December 22, 1998         By: /s/ Timothy Itin
                                                  ------------------------------
                                                  Timothy Itin, Director

                             Williams Controls, Inc.

                               Index to Schedules





                                                                           Page





                   Report of Independent Public Accountants                  53

                   Independent Auditors' Report                              54

Schedule II        Valuation and Qualifying Accounts                         55
























All other schedules are omitted because they are not required, not applicable or the required information is given in the Consolidated Financial Statements.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors of
Williams Controls, Inc.:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements as of and for the year ended September 30, 1998, included in Williams Controls, Inc. and subsidiaries' Form 10-K, and have issued our report thereon dated December 11, 1998. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule of valuation and qualifying accounts for the year ended September 30, 1998 listed in the index to item 14 of this Form 10-K is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commissions rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                                                         /s/ Arthur Andersen LLP
                                                         -----------------------

                                                             ARTHUR ANDERSEN LLP
Portland, Oregon,
December 11, 1998

INDEPENDENT AUDITORS' REPORT


Board of Directors
Williams Controls, Inc.
Portland, Oregon


We have audited the 1997 and 1996 consolidated financial statements of Williams Controls, Inc. and subsidiaries, referred to in our report dated December 18, 1997 which is included under Item 8 in this Form 10-K. In connection with our audit of these financial statements, we audited the 1997 and 1996 financial statement schedule, listed under Item 14 of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information stated therein, when considered in relation to the financial statements taken as a whole.




                                    /s/ Horwath Gelfond Hochstadt Pangburn & Co.
                                    --------------------------------------------

                                        HORWATH GELFOND HOCHSTADT PANGBURN & CO.




Denver, Colorado
December 18, 1997

                             Williams Controls, Inc.

                        Valuation and Qualifying Accounts

                                   Schedule II

                             (Dollars in thousands)


                                            Beginning             Ending
        Description                         balance              balance
        -----------                         ---------            -------

For Year Ended
September 30, 1998

Total reserves for doubtful accounts
  and obsolete inventory                    $  855               $ 761
                                            ======               =====


For Year Ended
September 30, 1997

Total reserves for doubtful accounts
  and obsolete inventory                    $1,064               $ 855
                                            ======               =====



For Year Ended
September 30, 1996

Total reserves for doubtful accounts
  and obsolete inventory                    $2,959               $1,064
                                            =======              ======






NOTE: Valuation and qualifying accounts were not individually significant; and, therefore, additions and deductions information has not been provided in this schedule. The above accounts include amounts for continued and discontinued operations.

                             Williams Controls, Inc.
                                  Exhibit Index
                                  -------------

  Exhibit
  Number   Description
  -------  -----------

     3.1 Certificate of Incorporation of the Registrant as amended. (Incorporated by reference to Exhibit 3.1 to the Registrants' annual report on form 10-K for the fiscal year ended September 30, 1995 (the "1995 form 10-K"))


     3.2 By-Laws of the Registrant. (Incorporated by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form S-18, Registration No. 33- 30601-S, as filed with the Commission on August 18, 1989 (the "1989 Form S-18"))


     4.1 Specimen Unit Certificate (including Specimen Certificate for shares of Common Stock and Specimen Certificate for the Warrants). (Incorporated by reference to Exhibits 1.1 and 1.2 to the Registrant's Registration Statement on Form 8-A, Commission File No. 0-18083, filed with the Commission on November 1, 1989)


     4.2 Form of Placement Agent's Warrant Agreement (Incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form S-3, Registration No. 333-59397 as filed with the Commission on July 20,
          1998)

     10.1(a) Indemnification Agreement for Thomas W. Itin ("Itin Indemnification
          Agreement"). (Incorporated by reference to Exhibit 10.9 to the 1989 Form S-18)

     10.1(b) Amendment No. 1 to Itin Indemnification Agreement. (Incorporated by reference to Exhibit 10.1(b) to the Registrant's Annual Report on form 10-K for the Fiscal Year Ended September 30, 1993 (the "1993 Form-10K"))


     10.1(c ) Form of  Indemnification  Agreement  for R. William  Caldwell,  H.
          Samuel  Greenawalt  and Timothy  Itin.  (Incorporated  by reference to
          Exhibit 10.1(c) to the Registrant's 1993 Form 10-K)


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

  Exhibit
  Number   Description
  -------  -----------

     10.2(c) Mortgage and Security  Agreement  between Aptek Williams,  Inc. and
          Wells Fargo Bank. (Incorporated by reference to Exhibit 10.3 to the Registrant's June 1997 Form 10-Q)

     10.2(d) Patent Assignment and Security Agreements for:

               (a) Williams Controls Industries, Inc.
               (b) Hardee Williams, Inc.
               (c) Aptek Williams, Inc.
               (All   incorporated   by   reference   to  Exhibit  10.4  to  the
               Registrant's June 1997 Form 10-Q)

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

     10.2(g)  First   Amendment  to  Credit   Agreement   dated  June  30,  1998
          (Incorporated by reference to Exhibit 10.1 to the Registrant's June 30, 1998 Form 8-K)

     10.2(h) Replacement  Term Loan Promissory Note, dated June 30, 1998 made by
          Registrant payable to Wells Fargo Bank (Incorporated by reference to Exhibit 10.2 to the Registrant's June 30, 1998 Form 8-K)

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

     10.3(e) Guaranty to US Bank. (Incorporated by reference to Exhibit 10.11 to the Registrant's June 1997 Form 10-Q)

     10.4(a) The Company's  1995 Stock Option Plan for  Non-Employee  Directors.
          (Incorporated by referenced to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1995 (the "March 1995 Form 10-Q")

     10.4(b) The Registrant's 1993 Stock Option Plan as amended to date. (Filed herewith)

  Exhibit
  Number   Description
  -------  -----------


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

     10.8 Security Agreement between Ajay and its subsidiaries, as debtors, and the Registrant and its subsidiaries, as secured parties. (Incorporated by reference to Exhibit 10.8 to the 1997 Form 10-K)

     10.9 Agreement, dated June 30, 1998, by and among the Registrant and Ajay Sports, Inc. and its subsidiaries (Incorporated by reference to Exhibit 10.3 to the Registrant's 6/30/98 Form 8-K)

     10.10Asset Purchase  Agreement and related Exhibits between Kenco Williams,
          Inc. and Kenco Products,  Inc.  (Incorporated  by reference to Exhibit
          10.1 to the Registrant's Current Report on Form 8-K, date of report March 16, 1998)

     21.1 List of Subsidiaries. See Item 1 in this report

     23.1 Consent of Horwath Gelfond Hochstadt Pangburn & Co. (Filed herewith)

     23.2 Consent of Arthur Andersen LLP (Filed herewith)

     27.1 Financial Data Schedule. (Filed herewith)