Form 10-Q
period 1998-12-31
WILLIAMS CONTROLS INC
filed 1999-02-16
CIK 854860

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

               For the quarterly period ended: December 31, 1998.

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

The number of shares outstanding of the registrant's common stock as of January 31, 1999: 18,338,588

                             Williams Controls, Inc.

                                      Index


                                                                           Page
                                                                          Number
                                                                          ------
Part I.  Financial Information

  Item 1.       Financial Statements

                Consolidated Balance Sheets, December 31, 1998
                   (unaudited) and September 30, 1998                        1

                Unaudited Consolidated Statements of Operations,
                   three months ended December 31, 1998 and 1997             2

                Unaudited Consolidated Statements of Cash Flows,
                 three months ended December 31, 1998 and 1997               3

                Notes to Unaudited Consolidated Financial Statements        4-6

  Item 2.       Management's Discussion and Analysis
                   of Financial Condition and Results of Operations        7-10


Part II.  Other Information

  Item 1.      Legal Proceedings                                            11

  Item 2.      Changes in Securities and Use of Proceeds                    11

  Item 3.      Defaults Upon Senior Securities                              11

  Item 4.      Submission of Matters to a Vote of Security Holders          11

  Item 5.      Other Information                                            11

  Item 6.      Exhibits and Reports on Form 8-K                             11

                    Signature Page                                          12

                                     Part I

Item 1.
                             Williams Controls Inc.
                           Consolidated Balance Sheets
         (Dollars in thousands, except share and per share information)


                                                                          December 31,           September 30,
                                                                             1998                    1998
                                                                     --------------------    --------------------
                          ASSETS
                          ------
Current Assets:
   Cash and cash equivalents                                         $          1,251        $          1,281
   Trade and other accounts receivable, less allowance of $337 and
     $325 at September 30, 1998 and December 31, 1998,                         10,631                  11,765
     respectively
   Inventories                                                                 10,229                  10,693
   Deferred taxes and other                                                     2,470                   2,231
   Net assets held for disposition                                              4,732                   5,117
                                                                     --------------------    --------------------
     Total current assets                                                      29,313                  31,087

   Property plant & equipment, net                                             20,324                  20,013
   Investment in and note receivable from affiliate                             5,950                   6,140
   Note receivable                                                                  -                   3,200
   Net assets held for disposition                                              1,821                   1,847
   Other assets                                                                 4,092                   4,072
                                                                     ====================    ====================
     Total assets                                                    $         61,500        $         66,359
                                                                     ====================    ====================

           LIABILITIES AND SHAREHOLDERS' EQUITY
           ------------------------------------

Current Liabilities:
   Accounts payable                                                  $         3,920         $         4,771
   Accrued expenses                                                            2,505                   3,399
   Current portion of long-term debt and capital leases                        1,114                   1,181
   Estimated loss on disposal                                                  2,092                   2,550
                                                                     --------------------    -------------------
      Total current liabilities                                                9,631                  11,901

Long-term debt and capital lease obligations                                  24,120                  27,846

Other liabilities                                                              2,272                   2,201

Commitments and contingencies

Shareholders' equity:
   Preferred stock ($.01 par value, 50,000,000 authorized;
      80,000 issued and outstanding)                                               1                       1
   Common stock ($.01 par value, 50,000,000 authorized;
      18,468,788 and 18,311,288 issued at December 31,
      1998 and  September 30, 1998, respectively)                                184                     183
   Additional paid-in capital                                                 18,101                  17,917
   Retained earnings                                                           8,325                   7,444
   Unearned ESOP shares                                                         (73)                    (73)
   Treasury stock (130,200 shares at December 31, 1998
      and September 30, 1998)                                                  (377)                   (377)
   Note receivable                                                             (500)                   (500)
   Pension liability adjustment                                                (184)                   (184)
                                                                     --------------------     -------------------
      Total shareholders' equity                                              25,477                  24,411
                                                                     ====================     ===================
        Total liabilities and shareholders' equity                   $        61,500          $       66,359
                                                                     ====================     ===================








      The accompanying notes are an integral part of these balance sheets.

                             Williams Controls, Inc.
                      Consolidated Statements of Operations
         (Dollars in thousands, except share and per share information)


                                                                         Three months          Three months
                                                                             Ended                ended
                                                                         Dec 31, 1998          Dec 31, 1997
                                                                        ----------------     -----------------

Sales                                                                       $    14,925           $    12,698
Cost of sales                                                                    10,226                 8,825
                                                                        ----------------     -----------------
Gross margin                                                                      4,699                 3,873

Operating expenses:
  Research and development                                                          773                   558
  Selling                                                                           497                   488
  Administration                                                                  1,105                   823
                                                                        ----------------     -----------------
    Total operating expenses                                                      2,375                 1,869
                                                                        ----------------     -----------------

Earnings  from continuing operations                                              2,324                 2,004

Other expenses:
   Interest expense, net                                                            348                   270
   Other (income) expense                                                           112                   (6)
   Equity interest in loss of affiliate                                             190                   358
                                                                        ----------------     -----------------
     Total other expenses                                                           650                   622
                                                                        ----------------     -----------------


Earnings from continuing operations before income tax expense                     1,674                 1,382
Income tax expense                                                                  643                   531
                                                                        ----------------     -----------------

Net earnings from continuing operations                                           1,031                   851

Discontinued operations:
  Net loss from operations of the agricultural equipment segment                      -                 (157)
                                                                        ----------------     -----------------
Net earnings                                                                      1,031                   694

Dividends on preferred stock                                                        150                     -
                                                                        ----------------     -----------------

Net earnings allocable to common shareholders                               $       881          $        694
                                                                        ================     =================

Earnings per common share from continuing operations - basic                $      0.05          $       0.05
Loss per common share from discontinued operations - basic                            -                (0.01)
                                                                        ----------------     -----------------
Net earnings per common share - basic                                       $      0.05          $       0.04
                                                                        ================     =================
Weighted average shares used in per share calculation - basic                18,248,760            17,816,294
                                                                        ================     =================

Earnings per common share from continuing operations - diluted              $      0.05           $      0.05
Loss per common share from discontinued operations - diluted                          -                (0.01)
                                                                        ----------------     -----------------
Net earnings per common share - diluted                                     $      0.05           $      0.04
                                                                        ================     =================
Weighted average shares used in per share calculation - diluted              21,312,041            18,392,485
                                                                        ================     =================



        The accompanying notes are an integral part of these statements.

                             Williams Controls, Inc.
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)


                                                                           Three months           Three months
                                                                              Ended                  Ended
                                                                        December 31, 1998      December 31, 1997
                                                                        ------------------    -------------------
Cash flows from operating activities:
  Net earnings                                                              $       1,031         $          694
Adjustments to reconcile net earnings to net cash from continuing operations:
  Loss from discontinued operations                                                     -                    157
  Depreciation and amortization                                                       384                    310
  Equity interest in loss of affiliate                                                190                    358
Changes in working capital of continuing operations:
  Receivables                                                                       1,244                    232
  Inventories                                                                         464                  (600)
  Accounts payable and accrued expenses                                           (1,855)                    202
  Other                                                                              (78)                     80
                                                                        ------------------    -------------------
  Net cash provided by operating activities of continuing operations               1,380                   1,433


Cash flows from investing activities:
  Payments for property, plant and equipment                                        (695)                  (130)
                                                                        ------------------    -------------------
Net cash used in investing activities of continuing operations                      (695)                  (130)


Cash flows from financing activities:
  Repayments of long-term debt and capital lease obligations                      (3,093)                  (450)
  Borrowing under term notes                                                        2,500                     -
  Preferred dividends                                                               (150)                     -
  Proceeds from issuance of common stock                                               75                     61
                                                                        ------------------    ---------------------
Net cash used in financing activities of continuing operations                      (668)                  (389)

Net cash used in discontinued operations                                             (47)                  (653)

Net increase (decrease) in cash and cash equivalents                                 (30)                   261

Cash and cash equivalents at beginning of period                                    1,281                   700
                                                                        ==================    =====================
Cash and cash equivalents at end of period                                  $       1,251        $          961
                                                                        ==================    =====================

Supplemental disclosure of cash flow information:
                                                                        ==================    =====================
  Interest paid                                                             $         486        $          432
  Income taxes paid, (refunded)                                             $         347        $          (5)
                                                                        ==================    =====================







        The accompanying notes are an integral part of these statements.

                             Williams Controls, Inc.
              Notes to Unaudited Consolidated Financial Statements
                  Three Months ended December 31, 1998 and 1997
                (Dollars in thousands, except per share amounts)


Cautionary Statement: This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, those statements relating to development of new products, the financial condition of the Company, the ability to increase distribution of the Company's products, integration of businesses the Company acquires, disposition of any current business of the Company, including its Agricultural segment. These forward-looking statements are subject to the business and economic risks faced by the Company. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of the factors described above and other factors described elsewhere in this report.

1.     Organization

       Williams Controls, Inc., including its wholly-owned subsidiaries, Williams Controls Industries, Inc. ("Williams"); Aptek Williams, Inc. ("Aptek"); Premier Plastic Technologies, Inc. ("PPT"); Williams Automotive, Inc.; GeoFocus, Inc. ("GeoFocus"); NESC Williams, Inc. ("NESC"); Williams Technologies, Inc. ("Technologies"); Williams World Trade, Inc. ("WWT"); Kenco/Williams, Inc. ("Kenco"); Techwood Williams, Inc. ("TWI"); Agrotec Williams, Inc. ("Agrotec") and its 80% owned subsidiaries Hardee Williams, Inc.("Hardee") and Waccamaw Wheel Williams, Inc. ("Waccamaw") is hereinafter referred to as the "Company" or "Registrant."

2.     Interim Consolidated Financial Statements

       The unaudited interim consolidated financial statements have been prepared by the Company and, in the opinion of management, reflect all material adjustments which are necessary to a fair statement of results for the interim periods presented. The interim results are not necessarily indicative of the results expected for the entire fiscal year. Certain information and footnote disclosure made in the last annual report on Form 10-K have been condensed or omitted for the interim consolidated statements. Certain costs are estimated for the full year and allocated to interim periods based on activity associated with the interim period. Accordingly, such costs are subject to year-end adjustment. It is the Company's opinion that, when the interim consolidated statements are read in conjunction with the September 30, 1998 annual report on Form 10-K, the disclosures are adequate to make the information presented not misleading. The interim consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

3.     Comprehensive Income (Loss)

       In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 130, "Reporting Comprehensive Income", which requires companies to report a measure of all changes in equity except those resulting from investments by owners and distributions to owners. Total comprehensive income for the three months ended December 31, 1998 and 1997 was $1,031 and $694, respectively, and consisted solely of net earnings. As of December 31, 1998, accumulated other comprehensive loss was $184 and consisted of pension liability adjustment.

4.     Earnings (loss) per Share

       Effective in its fiscal year ended September 30, 1998, the Company adopted SFAS 128, "Earnings Per Share". SFAS 128 prescribes new Basic and Diluted Earnings Per Share (EPS) calculations that replace the former calculations for Primary and Fully Diluted EPS. Prior periods have been restated to conform to the requirements of SFAS 128. Basic EPS is calculated using the weighted average number of common shares outstanding for the period and diluted EPS is calculated using the weighted average number of common shares and dilutive common equivalent shares outstanding.

       The calculation of weighted average shares is as follows:


                                                         Quarter Ended                 Quarter Ended
                                                       December 31, 1998             December 31, 1997
                                                      --------------------          --------------------

         Weighted average shares outstanding                18,248,760                   17,816,294
         Effect of dilutive securities-
            Stock options and warrants                         154,190                      176,191
            Expected share issuance pursuant to
               an agreement                                          -                      400,000
            Convertible preferred stock                      2,909,091                            -
                                                      --------------------          --------------------
         Diluted shares outstanding                         21,312,041                   18,392,485
                                                      ====================          ====================

       For purposes of diluted EPS, the dividends on preferred stock are added back to net earnings allocable to common shareholders.


5.     Inventories

       Inventories consisted of the following:

                                       December 31,            September 30,
                                          1998                     1998
                                   -------------------      -------------------

         Raw material                 $    5,122                $    5,152
         Work in process                   1,965                     1,333
         Finished goods                    3,142                     4,208
                                   -------------------      -------------------
                                       $  10,229                 $  10,693
                                   ===================      ===================

       Finished goods include component parts and finished product ready for shipment.

6.     Sale Leaseback and Financing

       In April 1997 the Company sold its Portland, Oregon manufacturing facility in a sale-leaseback transaction for approximately $4,600. The transaction was accounted for as a financing and the capitalized lease obligations of approximately $4,600 were recorded as long term liabilities. In April 1998, under the terms of the agreement, the Company provided a mortgage note to the purchaser in the amount of $3,200 which was reported as a note receivable at September 30, 1998. In December 1998, the Company exercised an option to repurchase the building for $4,700, consisting of cash of $1,500 and the note receivable of $3,200. Accordingly, the note receivable of $3,200 and the capital lease obligation of $4,600 have been eliminated from the balance sheet at December 31, 1998. The costs associated with the building repurchase are reported in other expenses during the quarter ended December 31, 1998.

       The Company borrowed $2,500 from its bank under amended term loans to finance the repurchase transaction and for working capital purposes. Approximately $1,222 of the additional financing was borrowed under an amendment to the Company's existing Term Loan I which increased the Term Loan I balance to $4,105. Term Loan I is payable in equal monthly installments of $60 with the remaining balance of $2,897 due at maturity on July 1, 2001. Approximately $1,278 of the additional financing was provided under an amended Term Loan II payable in 18 equal monthly installments of $71, plus variable interest (8.5% at December 31, 1998).

7.     Segment Information
                                                  Three months     Three months
                                                     Ended            Ended
                                                  December 31,     December 31,
                                                     1998             1997
                                                  ------------     ------------
Sales by classes of similar products
from continuing operations
  Vehicle components                                $ 14,296         $ 11,698
  Electrical components and GPS                          629            1,000
                                                  ------------     ------------
                                                    $ 14,925         $ 12,698
                                                  ============     ============

Earnings (loss) from continuing operations
  Vehicle components                                $  3,142         $  2,394
  Electrical components and GPS                         (818)            (390)
                                                  ------------     ------------
                                                    $  2,324         $  2,004
                                                  ============     ============

Identifiable assets
  Vehicle components                                $ 36,818         $ 28,945
  Electrical components and GPS                        8,177            7,569
  Corporate                                            5,950            3,812
                                                  ------------     ------------
Total assets - continuing operations                  50,945           40,326
  Automotive accessories - discontinued operations     4,002            2,225
  Agricultural equipment - discontinued operations     6,553            5,995
                                                  ------------     ------------
Total assets                                        $ 61,500         $ 48,546
                                                  ============     ============


Capital expenditures
  Vehicle components                                $    655         $     45
  Electrical components and GPS                           40               85
                                                  ------------     ------------
Total capital expenditures - continuing operations       695              130
  Automotive accessories - discontinued operations         -               38
  Agricultural equipment - discontinued operations         -              109
                                                  ------------     ------------
Total capital expenditures                          $    695         $    277
                                                  ============     ============


Depreciation and amortization
  Vehicle components                                $    300         $    230
  Electrical components and GPS                           84               80
                                                  ------------     ------------
Total depreciation and amortization -
continuing operations                                    384              310
  Automotive accessories - discontinued operations         -               59
  Agricultural equipment - discontinued operations        88               50
                                                  ------------     ------------
Total depreciation and amortization                 $    472         $    419
                                                  ============     ============




The Company has classified the investment in and note receivable from affiliate as a corporate asset under identifiable assets. Identifiable assets for discontinued segments reflect the net assets held for disposition.

Item 2.
                             Williams Controls, Inc.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                (Dollars in thousands, except per share amounts)



  Financial Position and Capital Resources
  Financial Condition, Liquidity and Capital Resources
  ----------------------------------------------------

  The Company's principal sources of liquidity are borrowings under its credit facilities, leases for equipment purchases from various leasing companies and funds generated from operations. The Company anticipates that cash generated from operations, bank borrowings and leases will be sufficient to satisfy working capital and capital expenditure requirements for current operations for the next twelve months. At December 31, 1998, the Company's working capital working capital improved to $19,682 compared to $19,186 at September 30, 1998 and the current ratio was 3.0 compared to 2.6 at September 30, 1998. Cash flows from continuing operations were $1,380 for the first quarter ended December 31, 1998 compared to $1,433 for the first quarter in fiscal 1998. In the quarter ended December 31, 1998, increased earnings and funds provided by lower inventory and accounts receivable levels were used to reduce accounts payable and accrued expenses. The Company's discontinued operations used cash of $47 and $653 for the three months ended December 31, 1998 and 1997, respectively. Cash used by discontinued operations declined primarily as a result of cash flows generated by the Agricultural Equipment segment from reduced accounts receivable and inventory in the first quarter of fiscal 1999. In addition, the discontinued Automotive Accessories segment used cash of $272 in the first quarter of fiscal 1998 and did not use cash in the first quarter of fiscal 1999.

  At December 31, 1998 accounts receivable decreased to $10,631 compared to $11,765 at September 30, 1998, primarily as a result of collection of tooling accounts receivable at the plastic injection molding subsidiary. At December 31, 1998 long term debt and capital leases decreased $3,793 to $25,234, compared to $29,027 at September 30, 1998, due primarily to elimination of the capital lease of $4,600 as discussed below.

  In April 1997 the Company sold its Portland, Oregon manufacturing facility in a sale-leaseback transaction for $4,600. The transaction was accounted for as a financing and the capitalized lease obligations of $4,600 were recorded as long term liabilities. In April 1998, under the terms of the agreement, the Company provided a mortgage note to the purchaser in the amount of $3,200 which was reported as a note receivable at September 30, 1998. In December 1998, the Company exercised a repurchase option on the property and repurchased the building for $4,700 consisting of cash of $1,500 and the note receivable of $3,200. Accordingly, the note receivable of $3,200 and the capital lease obligation of $4,600 have been eliminated from the balance sheet at December 31, 1998. The costs associated with the building repurchase is reported in other expenses during the quarter ended December 31, 1998.

  The Company borrowed $2,500 from its bank under amended term loans to finance the repurchase transaction and for working capital purposes. Approximately $1,222 of the additional financing was borrowed under an amendment to the Company's existing Term Loan I which is payable in equal monthly installments of $60 with the remaining balance of $2,897 due at maturity on July 1, 2001. Approximately $1,278 of the additional financing was provided under an amended Term Loan II payable in 18 equal monthly installments of $71, plus variable interest (8.5% at December 31, 1998).

  Recent FASB Pronouncements - The Financial Accounting Standards Board ("FASB") recently issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". This statement is effective for fiscal years beginning after December 15, 1997. SFAS No. 131 revises existing standards for reporting information about operating segments and requires the reporting of selected information in interim financial reports. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. Management believes that implementation of SFAS No. 131 (which has not been adopted with this quarterly report) will not materially affect the Company's financial statements.

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

  The Company relies on computer systems and software to operate its business, including applications used in sales, purchasing, inventory management, finance and various administrative functions. The Company has determined that certain of its software applications will be unable to interpret appropriately the calendar Year 2000 and subsequent years. As of December 31, 1998, 60% of the Company's systems are Year 2000 compliant. The target date for full compliance is June 30, 1999.

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

                             Williams Controls, Inc.
                     Management's Discussion and Analysis of
                              Results of Operations
                Three months ended December 31, 1998 compared to
                    the three months ended December 31, 1997

                (Dollars in thousands, except per share amounts)

    Results of Operations
    ---------------------

    Overview
    --------

    Sales from continuing operations increased $2,227, or 18%, to $14,925 in the first quarter of fiscal 1999 from $12,698 in the first quarter of fiscal 1998 due to higher unit sales volumes in the Company's Vehicle Components segment.

    Earnings from continuing operations increased $320, or 16%, to $2,324 in fiscal 1999 from $2,004 in fiscal 1998. The increase was due to increased earnings from continuing operations of $748 in the Company's Vehicle Components segment due to higher unit sales, which was offset by higher losses from continuing operations of $428 in the Electrical Components and GPS segment due primarily to $204 of increased operating expenses for research and development and administration incurred for sensor development. Net earnings from continuing operations increased 21%, or $180 in the first quarter of fiscal 1999, primarily as a result of increased earnings from continuing operations and lower equity loss in affiliate of $168 offset by increased interest expense of $78 and other expenses of $118.

    Net earnings allocable to common shareholders were $881 in the first quarter of fiscal 1999 compared to $694 in the prior fiscal year due to increased net earnings from continuing operations offset by preferred dividends of $150 in the first quarter of fiscal 1999. No preferred dividends were payable in the first quarter of fiscal 1998. Net earnings in the first quarter of fiscal 1998 were affected by losses of $157 in the Company's discontinued Agricultural Equipment segment.

    The effective income tax rate was 38.4% for the first quarter ended December 31, 1998 and 1997.

    Sales
    -----

    Sales from continuing operations in the Vehicle Components segment increased $2,598, or 22%, to $14,296 in in the first quarter of fiscal 1999 over levels achieved in the first quarter of fiscal 1998 due to higher ETC unit sales. Sales from continuing operations in the Company's Electrical Components and GPS segments decreased $371, or 37%, due to lower unit sales of electrical components.

    Gross margin
    ------------

    Gross margin from continuing operations increased $826, or 21%, to $4,699 compared to $3,873 in the first quarter of fiscal 1998. Gross margin increased $1,050 or 28%, in the first quarter of fiscal 1999 in the Vehicle Components segment due to higher unit sales volumes of ETC products. Increases in this segment were offset by a decrease in gross margin of $224 in the Electrical Components and GPS segment. Decreased gross margin in this segment is attributed to lower unit sales volumes. Gross margins as a percent of sales increased to 31.5% in the first quarter of fiscal 1999 compared to 30.5% in the first quarter of fiscal 1998 primarily as a result of improved product mix from higher unit ETC sales.

    Operating expenses
    ------------------

    Operating expenses for continuing operations increased $506, or 27%, to $2,375 in the first quarter of fiscal 1999 compared to $1,869 in the first quarter of fiscal 1998. Operating expenses as a percentage of net sales from continuing operations increased to 15.9% in the first quarter of fiscal 1999 compared to 14.7% in the first quarter of fiscal 1998. Operating expenses increased $302, or 23%, in the first quarter of fiscal 1999 in the Vehicle Components segment and $204, or 36%, in the Electrical Components and GPS segment compared to the prior year quarter. Increases in operating expenses were attributed to higher research and development expenses related to new product development and increased administration costs to support the increased sales levels.

    Research and development expenses for continuing operations increased $215, or 39%, to $773 during the first quarter of fiscal 1999 compared to $558 in the first quarter of fiscal 1998. As a percentage of sales from continuing operations, research and development expenses increased from 4.4% to 5.2%. Research and development expenses were increased to support new product development for existing customers, for development of the automotive ETC product and for development of sensor-related products.

    Administration expenses for continuing operations increased $282, or 34%, in the first quarter of fiscal 1999 to $1,105 compared to $823 in the first quarter of fiscal 1998. Administration expenses as a percent of sales from continuing operations increased to 7.4% in the first quarter of fiscal 1999 compared to 6.5% in the first quarter of fiscal 1998. Increases in dollar amount in fiscal 1999 were attributed to additional administrative expenses required to support increased sales volumes.


    Interest and Other Expenses
    ---------------------------

    Interest expenses increased $78, or 29%, to $348 in the first quarter of fiscal 1999 from $270 in the first quarter of fiscal 1998. Prior year first quarter interest expense was lower because of allocations of interest expense to discontinued operations. Allocated interest expense included in discontinued operations for the quarters ended December 31, 1998 and 1997 was $87 and $162, respectively. Equity interest in loss of affiliate decreased $168, or 47% to $190 in the first quarter of fiscal 1999 from $358 in the first quarter of fiscal 1998 due to decreased losses of Ajay Sports, Inc. Other expenses increased $118 in the first quarter of fiscal 1999 due primarily to costs associated with the repurchase of the Company's building previously sold in a sale/leaseback transaction.

    Discontinued operations
    -----------------------

    The Company reported a net loss from discontinued operations of $157 in the first quarter of fiscal 1998. The Company adopted a plan of disposal for the Agriculture Equipment segment in fiscal 1998, and accordingly, the estimated future operating losses of the segment were expensed in the fourth quarter of fiscal 1998.

    Net sales from the Agriculture Equipment segment declined $470, or 21% to $1,776 in the first quarter of fiscal 1999 compared to $2,246 in the first quarter of fiscal 1998. The decline in sales was due to lower unit sales attributable primarily to a poor farm economy. The loss from operations for the Agriculture Equipment segment increased $451 to $629 due to lower gross margins of $119 and higher operating expenses of $332. The net loss for the Agriculture Equipment segment, net of income tax benefit of $286, increased $301 to $458.

    Net losses from the discontinued Automotive Accessories segment were $391 net of tax benefits of $201 for the first quarter ended December 31, 1997. Estimated future losses from discontinued operations were accrued in fiscal 1997; therefore, there was no net loss effect in the first quarter of 1998. Net sales from the discontinued segment in the first quarter of fiscal 1998 were $1,582. At December 31, 1997 the Company had estimated losses on disposal of $109 remaining as a current liability.

                                     Part II

Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities and Use of Proceeds

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None


Item 5.  Other Information

         None


Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits
               27 - Financial Data Schedule
         (b)   Reports on Form 8-K
               None

                             Williams Controls, Inc.

                                    Signature


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                WILLIAMS CONTROLS, INC.





                                                /s/ Gerard A. Herlihy
                                                -------------------------------
                                                Gerard A. Herlihy,
                                                Chief Financial Officer
                                                and Principal Accounting Officer











Date: February 16, 1999

                             Williams Controls, Inc.

                                    Signature


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                WILLIAMS CONTROLS, INC.





                                                By:
                                                -------------------------------
                                                Gerard A. Herlihy,
                                                Chief Financial Officer
                                                and Principal Accounting Officer







Date: February 16, 1999