Form 10-Q
period 1999-03-31
WILLIAMS CONTROLS INC
filed 1999-05-11
CIK 854860

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

                 For the quarterly period ended: March 31, 1999.

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

The number of shares outstanding of the registrant's common stock as of March 31, 1999: 18,373,064

                             Williams Controls, Inc.

                                      Index


                                                                           Page
                                                                          Number
                                                                          ------
Part I.  Financial Information

  Item 1.       Financial Statements

                Consolidated Balance Sheets, March 31, 1999 (unaudited)
                   and September 30, 1998                                   1

                Unaudited Consolidated Statements of Operations,
                   three and six months ended March 31, 1999 and 1998       2

                Unaudited Consolidated Statements of Cash Flows,
                   six months ended March 31, 1999 and 1998                 3

                Notes to Unaudited Consolidated Financial Statements       4-7

  Item 2.       Management's Discussion and Analysis
                   of Financial Condition and Results of Operations        8-13


Part II.  Other Information

  Item 1.      Legal Proceedings                                            14

  Item 2.      Changes in Securities and Use of Proceeds                    14

  Item 3.      Defaults Upon Senior Securities                              14

  Item 4.      Submission of Matters to a Vote of Security Holders          14

  Item 5.      Other Information                                            14

  Item 6.      Exhibits and Reports on Form 8-K                             14

                    Signature Page                                          15

                                                   Part I

Item 1.
                             Williams Controls Inc.
                           Consolidated Balance Sheets
         (Dollars in thousands, except share and per share information)


                                                                          March 31,              September 30,
                                                                            1999                     1998
                                                                         (unaudited)
                                                                     --------------------    --------------------
                          ASSETS

Current Assets:
   Cash and cash equivalents                                          $         1,290         $         1,281
   Trade and other accounts receivable, less allowance of $328 and
     $325 at March 31, 1999 and September 30, 1998, respectively               11,334                  11,765
   Inventories                                                                 10,004                  10,693
   Deferred taxes and other                                                     2,640                   2,231
   Net assets held for disposition                                              5,411                   5,117
                                                                     --------------------    --------------------
     Total current assets                                                      30,679                  31,087

   Property plant and equipment, net                                           20,820                  20,013
   Investment in and note receivable from affiliate                             5,887                   6,140
   Note receivable                                                                  -                   3,200
   Net assets held for disposition                                              1,829                   1,847
   Other assets                                                                 4,043                   4,072
                                                                     ====================    ====================
     Total assets                                                     $        63,258         $        66,359
                                                                     ====================    ====================

           LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                                   $        4,411          $        4,771
   Accrued expenses                                                            2,733                   3,399
   Current portion of long-term debt and capital leases                        2,111                   1,181
   Estimated loss on disposal                                                  1,824                   2,550
                                                                     --------------------    -------------------
      Total current liabilities                                               11,079                  11,901

Long-term debt and capital lease obligations                                  22,773                  27,846

Other liabilities                                                              2,555                   2,201

Commitments and contingencies

Shareholders' equity:
   Preferred stock ($.01 par value, 50,000,000 authorized; 79,650 and 80,000 issued at March 31, 1999 and September 30, 1998,
       respectively)                                                               1                       1
   Common stock ($.01 par value, 50,000,000 authorized;
       18,503,264 and 18,311,288 issued at March 31,
       1999 and September 30, 1998, respectively)                                185                     183
   Additional paid-in capital                                                 18,147                  17,917
   Retained earnings                                                           9,652                   7,444
   Unearned ESOP shares                                                         (73)                    (73)
   Treasury stock (130,200 shares at March 31, 1999 and
      September 30, 1998)                                                      (377)                   (377)
   Note receivable                                                             (500)                   (500)
   Pension liability adjustment                                                (184)                   (184)
                                                                     --------------------    -------------------
      Total shareholders' equity                                              26,851                  24,411
                                                                     ====================    ===================
        Total liabilities and shareholders' equity                    $       63,258          $       66,359
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

                             Williams Controls, Inc.
                      Consolidated Statements of Operations
         (Dollars in thousands, except share and per share information)
                                   (unaudited)

                                                           Three months       Three months        Six months         Six months
                                                              Ended              Ended               Ended              Ended
                                                             March 31,          March 31,          March 31,          March 31,
                                                               1999               1998               1999               1998
                                                          ---------------    ---------------    --------------     --------------

Sales                                                        $    16,641        $    15,613        $   31,566         $   28,310
Cost of sales                                                     11,780             10,748            22,006             19,573
                                                          ---------------    ---------------    --------------     --------------
Gross margin                                                       4,861              4,865             9,560              8,737

Operating expenses:
  Research and development                                           893                726             1,666              1,284
  Selling                                                            511                488             1,008                976
  Administration                                                     769                989             1,874              1,812
                                                          ---------------    ---------------    --------------     --------------
    Total operating expenses                                       2,173              2,203             4,548              4,072
                                                          ---------------    ---------------    --------------     --------------

Earnings from continuing operations                                2,688              2,662             5,012              4,665

Other (income) expenses:
   Interest income                                                  (97)               (50)             (222)              (101)
   Interest expense                                                  325                380               798                700
   Other expense                                                       -                  9               112                  3
   Equity interest in loss of affiliate                               63                 40               253                398
                                                          ---------------    ---------------    --------------     --------------
     Total other expenses                                            291                379               941              1,000
                                                          ---------------    ---------------    --------------     --------------

Earnings from continuing operations before
   income tax expense                                              2,397              2,283             4,071              3,665
Income tax expense                                                   920                890             1,563              1,421
                                                          ---------------    ---------------    --------------     --------------

Net earnings from continuing operations                            1,477              1,393             2,508              2,244

Discontinued operations:
   Net loss from operations of automotive
      accessories segment                                              -              (160)                 -              (160)
   Net loss from operations of the agricultural
      equipment segment                                                -              (146)                 -              (302)
                                                          ---------------    ---------------    --------------     --------------
   Net loss from discontinued operations                               -              (306)                 -              (462)
                                                          ---------------    ---------------    --------------     --------------

Net earnings                                                       1,477              1,087             2,508              1,782
Dividends on preferred stock                                         150                  -               300                  -
                                                          ---------------    ---------------    --------------     --------------
Net earnings allocable to common shareholders                $     1,327        $     1,087        $    2,208         $    1,782
                                                          ===============    ===============    ==============     ==============

Basic and diluted earnings per common share from
   continuing operations                                     $      0.07        $      0.08        $     0.12         $     0.13
Basic and diluted loss per common share from
   discontinued operations                                             -              (0.02)                -              (0.03)
                                                          ---------------    ---------------    --------------     --------------
Basic and diluted net earnings per common share              $      0.07        $      0.06        $     0.12         $     0.10
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

                                               Williams Controls, Inc.
                                       Consolidated Statements of Cash Flows
                                              (Dollars in thousands)

                                                                            Six months             Six months
                                                                              Ended                  Ended
                                                                         March 31, 1999          March 31, 1998
                                                                        ------------------      ------------------
Cash flows from operating activities:
  Net earnings                                                                 $   2,508             $     1,782
Adjustments to reconcile net earnings to net cash from continuing operations:
  Loss from discontinued operations                                                    -                     462
  Depreciation and amortization                                                      898                     552
  Equity interest in loss of affiliate                                               253                     398
Changes in working capital of continuing operations:
  Receivables                                                                        565                  (2,188)
  Inventories                                                                        689                    (864)
  Accounts payable and accrued expenses                                           (1,026)                  1,884
  Other                                                                              (90)                   (545)
                                                                        ------------------      ------------------
Net cash provided by operating activities of continuing operations                 3,797                   1,481

Cash flows from investing activities:
  Payments for property, plant and equipment                                      (1,308)                   (387)
                                                                        ------------------      ------------------
Net cash used in investing activities of continuing operations                    (1,308)                   (387)

Cash flows from financing activities:
  Proceeds (repayments) of long-term debt and capital lease obligations           (3,797)                    765
  Borrowing under term notes                                                       2,500                       -
  Preferred dividends                                                               (300)                      -
  Proceeds from issuance of common stock                                             119                      62
                                                                        ------------------      ------------------
Net cash  provided by (used in) financing activities of continuing
  operations                                                                      (1,478)                    827

Cash flows from discontinued operations:
  Proceeds from sale of Automotive Accessories segment                                 -                   1,124
  Net cash used in operations                                                     (1,002)                 (2,681)
                                                                        ------------------      ------------------
Net cash used in discontinued operations                                          (1,002)                 (1,557)

Net increase in cash and cash equivalents                                              9                     364
Cash and cash equivalents at beginning of period                                   1,281                     700
                                                                        ==================      ==================
Cash and cash equivalents at end of period                                     $   1,290             $     1,064
                                                                        ==================      ==================

Supplemental disclosure of cash flow information:
  Interest paid                                                                $     737             $       432
  Income taxes paid                                                            $     495             $         -
  Income tax refunds                                                           $     328             $         5
                                                                        ==================      ==================
Supplemental disclosure of non-cash investing and financing activities:

  Note receivable for capital lease obligation                                 $   3,200             $         -
                                                                        ==================      ==================
  Tax benefits related to stock options                                        $     113             $         -
                                                                        ==================      ==================
  Capital lease obligations incurred                                           $     354             $         -
                                                                        ==================      ==================
Disposition of Kenco:
  Net assets and liabilities, sold                                             $       -             $     2,374
  Allowances                                                                           -                   1,376
  Preferred stock                                                                      -                  (2,000)
  Other receivable                                                                     -                    (250)
  Receivable for inventory sold                                                        -                    (430)
  Net gain on disposition                                                              -                      54
                                                                        ------------------      ------------------
  Cash received                                                                $       -             $     1,124
                                                                        ==================      ==================

        The accompanying notes are an integral part of these statements.
                                        3

                             Williams Controls, Inc.
              Notes to Unaudited Consolidated Financial Statements
               Three and Six Months ended March 31, 1999 and 1998
                (Dollars in thousands, except per share amounts)


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

3.   Comprehensive Income (Loss)

     In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 130, "Reporting Comprehensive Income", which requires companies to report a measure of all changes in equity except those resulting from investments by owners and distributions to owners. Total comprehensive income for the three and six months ended March 31, 1999 and 1998 was $1,477 and $1,087, and $2,508 and $1,782 respectively, and consisted solely of net earnings. As of March 31, 1999, accumulated other comprehensive loss was $184 and consisted of pension liability adjustment.

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

Following is a reconciliation of basic EPS and diluted EPS from continuing operations:

                                               Three Months Ended                 Three Months Ended
                                                 March 31, 1999                     March 31, 1998
                                         -------------------------------    --------------------------------
                                                                 Per                                Per
                                                                Share                              Share
                                         Income     Shares     Amount       Income     Shares      Amount
                                         ------     ------     ------       ------     ------      ------
         Income from continuing
           operations                    $1,477                             $1,393
         Less-Preferred stock dividends    (150)                                 -
                                         ------                             ------
         Basic EPS-
           Income from  continuing
           operations available to
           common shareholders            1,327   18,327,711   $ 0.07        1,393    17,874,989   $ 0.08
         Effect of dilutive securities -                       ------                              ------
           Stock options and warrants         -      453,278                     -       231,541
           Convertible preferred stock      150    2,903,010                     -             -
           Shares expected to be issued       -            -                     -       400,000
                                         ------   ----------                ------    ----------
         Diluted EPS -
           Income from continuing
           operations available to
           common shareholders           $1,477   21,683,999   $ 0.07       $1,393    18,506,530   $ 0.08
                                         ======   ==========   ======       ======    ==========   ======

                                                Six Months Ended                   Six Months Ended
                                                 March 31, 1999                     March 31, 1998
                                         -------------------------------    --------------------------------
                                                                 Per                                Per
                                                                Share                              Share
                                         Income     Shares     Amount       Income     Shares      Amount
                                         ------     ------     ------       ------     ------      ------
         Income from continuing
           operations                    $2,508                             $2,244
         Less-Preferred stock dividends    (300)                                 -
                                         ------                             ------
         Basic EPS-
           Income from continuing
           operations available to
           common shareholders            2,208   18,288,667   $ 0.12        2,244    17,845,319   $ 0.13
         Effect of dilutive securities -                       ------                              ------
           Stock options and warrants         -      303,365                     -       204,154
           Convertible preferred stock      300    2,899,650                     -             -
           Shares expected to be issued       -            -                     -       400,000
                                         ------   ----------                ------    ----------
         Diluted EPS -
           Income from continuing
           operations available to
           common shareholders           $2,508   21,491,682   $ 0.12       $2,244    18,449,473   $ 0.13
                                         ======   ==========   ======       ======    ==========   ======

     At March 31, 1999 and 1998, the Company had options and warrants covering 893,236 and 1,001,161 shares, respectively of the Company's common stock outstanding that were not considered in the respective dilutive EPS calculations since they would have been antidilutive.

5.   Inventories

     Inventories consisted of the following:

                                        March 31,              September 30,
                                          1999                     1998
                                   -------------------     ---------------------
         Raw material                   $   4,794                $    5,152
         Work in process                    2,139                     1,333
         Finished goods                     3,071                     4,208
                                   -------------------     ---------------------
                                        $  10,004                $   10,693
                                   ===================     =====================

     Finished goods include component parts and finished product ready for shipment.

6.   Sale Leaseback and Financing

     In April 1997 the Company sold its Portland, Oregon manufacturing facility in a sale-leaseback transaction for approximately $4,600. The transaction was accounted for as a financing and the capitalized lease obligations of approximately $4,600 were recorded as long term liabilities. In April 1998, under the terms of the agreement, the Company provided a mortgage note to the purchaser in the amount of $3,200 which was reported as a note receivable at September 30, 1998. In December 1998, the Company exercised an option to repurchase the building for $4,700, consisting of cash of $1,500 and the note receivable of $3,200. Accordingly, the note receivable of $3,200 and the capital lease obligation of $4,600 have been eliminated from the balance sheet at March 31, 1999. The costs associated with the building repurchase are reported in other expenses during the six months ended March 31, 1999.

     The Company borrowed $2,500 from its bank under amended term loans to finance the repurchase transaction and for working capital purposes. Approximately $1,222 of the additional financing was borrowed under an amendment to the Company's existing Term Loan I which increased the Term Loan I balance to $4,105. Term Loan I is payable in equal monthly installments of $60 with the remaining balance of $2,897 due at maturity on July 1, 2001. Approximately $1,278 of the additional financing was provided under an amended Term Loan II payable in 18 equal monthly installments of $71, plus variable interest (8.5% at March 31, 1999).


7.   Reclassifications

     Certain amounts previously reported in the statements of operations for the three and six months ended March 31, 1998 have been reclassified to conform to current fiscal year presentation.

8.     Segment Information

                                                          Three months         Three months       Six months          Six months
                                                              Ended               Ended             Ended               Ended
                                                            March 31,           March, 31          March 31,          March 31,
                                                              1999                 1998              1999                1998
                                                          --------------     ---------------    ---------------     --------------

Sales by  classes of similar  products  from  continuing
operations
   Vehicle components                                        $  15,928          $   14,530         $   30,225          $  26,227
   Electrical components and GPS                                   713               1,083              1,341              2,083
                                                          --------------     ---------------    ---------------     --------------

                                                             $  16,641          $   15,613         $   31,566          $  28,310
                                                          ==============     ===============    ===============     ==============

Earnings (loss) from continuing operations
   Vehicle components                                        $   3,301          $    3,090         $    6,443          $   5,483
   Electrical components and GPS                                  (613)               (428)            (1,431)              (818)
                                                          --------------     ---------------    ---------------     --------------
                                                             $   2,688          $    2,662         $    5,012          $   4,665
                                                          ==============     ===============    ===============     ==============

Capital expenditures
   Vehicle components                                        $     445          $      191         $    1,100          $     238
   Electrical components and GPS                                   168                  64                208                149
                                                          --------------     ---------------    ---------------     --------------
Total capital expenditures - continuing operations                 613                 255              1,308                387
   Agricultural equipment - discontinued operations                 31                   -                 31                104
                                                          --------------     ---------------    ---------------     --------------
Total capital expenditures                                   $     644          $      255         $    1,339          $     491
                                                          ==============     ===============    ===============     ==============


Depreciation and amortization
   Vehicle components                                        $     400          $      156         $      700          $     387
   Electrical components and GPS                                   114                  85                198                165
                                                          --------------     ---------------    ---------------     --------------
Total   depreciation   and   amortization  -  continuing           514                 241                898                552
operations
   Automotive accessories - discontinued operations                  -                  60                  -                109
   Agricultural equipment - discontinued operations                 88                  82                176                163
                                                          --------------     ---------------    ---------------     --------------
Total depreciation and amortization                          $     602          $      383         $    1,074          $     824
                                                          ==============     ===============    ===============     ==============


Identifiable assets
   Vehicle components                                                                              $   41,791          $  33,105
   Electrical components and GPS                                                                        8,340              8,584
   Corporate                                                                                            5,887              3,795
                                                                                                ---------------     --------------
Total assets - continuing operations                                                                   56,018             45,484
   Agricultural equipment - discontinued operations                                                     7,240              6,958
                                                                                                ---------------     --------------
Total assets                                                                                       $   63,258          $  52,442
                                                                                                ===============     ==============




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

Financial Position and Capital Resources
Financial Condition, Liquidity and Capital Resources

The Company's principal sources of liquidity are funds generated from operations, borrowings under its credit facilities and leases for equipment purchases from various leasing companies. The Company anticipates that cash generated from operations, bank borrowings and leases will be sufficient to satisfy working capital and capital expenditure requirements for current operations for the next twelve months. At March 31, 1999, the Company's working capital improved to $19,600 compared to $19,186 at September 30, 1998 and the current ratio was 2.8 compared to 2.6 at September 30, 1998. Cash flows from continuing operations were $3,797 for the first six months ended March 31, 1999 compared to $1,481 for the first six months of fiscal 1998. In the six months ended March 31, 1999, increased earnings and funds provided by lower inventory and accounts receivable levels were used to reduce accounts payable and accrued expenses. Excluding proceeds from the sale of assets of the Automotive Accessories segment, the Company's discontinued operations used cash of $1,002 and $2,681 for the six months ended March 31, 1999 and 1998, respectively. Cash used by discontinued operations declined primarily because the discontinued Automotive Accessories segment, which was discontinued in 1998, used cash of $1,396 in the first six months of fiscal 1998.

During the six months ended March 31, 1999 the note receivable decreased $3,200 and total long term debt and capital leases decreased $4,143 due primarily to the repurchase of the Portland, Oregon manufacturing facility. In April 1997 the Company sold the facility in a sale-leaseback transaction for $4,600. The transaction was accounted for as a financing and the capitalized lease obligations of $4,600 were recorded as long term liabilities. In April 1998, under the terms of the agreement, the Company provided a mortgage note to the purchaser in the amount of $3,200 which was reported as a note receivable at September 30, 1998. In December 1998, the Company exercised a repurchase option on the property and repurchased the building for $4,700 consisting of cash of $1,500 and the note receivable of $3,200. Accordingly, the note receivable of $3,200 and the capital lease obligation of $4,600 have been eliminated from the balance sheet at March 31, 1999. The costs associated with the building repurchase is reported in other expenses during the six months ended March 31, 1998.

The Company borrowed $2,500 from its bank under amended term loans to finance the repurchase transaction and for working capital purposes. Approximately $1,222 of the additional financing was borrowed under an amendment to the Company's existing Term Loan I, the increased principal amount of which is payable in equal monthly installments of $60 with the remaining balance of $2,897 due at maturity on July 1, 2001. Approximately $1,278 of the additional financing was provided under an amended Term Loan II which is payable in 18 equal monthly installments of $71, plus variable interest (8.5% at March 31, 1999).

Market Risk - The Company has not entered into derivative financial instruments. The Company may be exposed to future interest rate changes on its debt. The Company does not believe that a hypothetical 10 percent change in interest rates would have a material effect on the Company's cashflow.

Recent FASB Pronouncements - The Financial Accounting Standards Board ("FASB") recently issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information ("SFAS 131")". This statement is effective for fiscal years beginning after December 15, 1997. SFAS No. 131 revises existing standards for reporting information about operating segments and requires the reporting of selected information in interim financial reports. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. Management believes that implementation of SFAS No. 131 (which has not been adopted with this quarterly report) will not materially affect the Company's financial statements.

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

Year 2000 Conversion. The Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software failures. Software failures due to processing errors potentially arising from calculations using the Year 2000 date are a known risk. The Company is addressing this risk to the availability and integrity of financial systems and the reliability of the operational systems. The Company has established processes for evaluating and managing the risks and costs associated with this problem, including communicating with suppliers, dealers and others with which it does business to coordinate Year 2000 conversion. During 1998, the Company began implementing the installation of new financial software that is Year 2000 compliant for the purpose of improving operations and service to its existing and prospective truck and automotive customers. The decision to upgrade the Company's software was made irrespective of Year 2000 compliance issues. The system is expected to be fully operational in the summer of 1999. The Company has contingency plans in place in the event that the software implementation is delayed.

Since January 1998 the Company has been engaged in achieving Year 2000 compliance. The Company's Year 2000 project is divided into several phases and is progressing with corrective actions for major systems well under way. All hardware, software, services and business relationships with trading partners which could be affected by Year 2000 issues are being audited for Year 2000 compliance.

The Company relies on computer systems and software to operate its business, including applications used in sales, purchasing, inventory management, finance and various administrative functions. The Company has determined that certain of its software applications will be unable to interpret appropriately the calendar Year 2000 and subsequent years. As of March 31, 1999, 80% of the Company's systems which may have a material Year 2000 liability are Year 2000 compliant. The target date for full compliance is September 30, 1999.

The Company's total budget for its Year 2000 project is $150, approximately $82 of which had been spent through March 1999. The Year 2000 budget represents approximately 17 percent of total information technology ("IT") expenditures budgeted for the period from October 1998 through September 1999. The Company continues to manage total IT expenses by re-prioritizing or curtailing less critical investments, incorporating Year 2000 readiness into previously planned system enhancements and by using existing staff to implement its Year 2000 program. The Company has hired outside consultants for its Year 2000 project, and it may need to purchase additional hardware or software.

The Company acquires a majority of its inventory from approximately 22 vendors. If these vendors have unresolved Year 2000 issues which affect their ability to supply merchandise, the Company could be adversely affected. The Company has conducted an initial assessment of vendors whose potential Year 2000 liability could materially affect operations. Based on this assessment the Company believes that it is not materially at risk from a Year 2000 liability posed by its vendors. The Company plans to complete a more detailed Year 2000 readiness survey of its top vendors by August 1999. In the event that it appears a vendor will be adversely affected by Year 2000 issues, the Company believes that it will be able to find alternative suppliers.

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

Results of Operations
Three months ended March 31, 1999 compared to the three months ended March 31, 1998

Overview
--------

Sales from continuing operations increased $1,028, or 7%, to $16,641 in the second quarter of fiscal 1999 from $15,613 in the second quarter of fiscal 1998 due to higher unit sales volumes in the Company's Vehicle Components segment.

Earnings from continuing operations increased $26, or 1%, to $2,688 in the second quarter of fiscal 1999 from $2,662 in the second quarter of fiscal 1998. The increase was due to increased earnings of $211 in the Company's Vehicle Components segment due to higher unit sales of electronic throttle and air controls. The increase in earnings from electronic throttle and air control sales in the Vehicle Components segment was partially offset by increased losses of $249 at the plastic injection molding facility. In addition, increased losses of $185 in the Electrical Components and GPS segment, due primarily to lower unit sales of electrical components as a result of excess dealer inventory, partially offset increases at the Company's vehicle components segment.

Net earnings from continuing operations increased 6%, or $84 to $1,477 in the second quarter of fiscal 1999. Net earnings allocable to common shareholders were $1,327 in the second quarter of fiscal 1999 compared to $1,087 in the prior fiscal year due to increased net earnings from continuing operations offset by preferred dividends of $150 in the second quarter of fiscal 1999. No preferred dividends were payable in the second quarter of fiscal 1998. Net earnings in the second quarter of fiscal 1998 were affected by losses of $146 in the Company's discontinued Agricultural Equipment segment and $160 in the Company's discontinued Automotive Accessories segment.

The Company's plastic injection molding and tooling subsidiary, the operating results of which are included in the Vehicle Components segment, reported an increased loss from operations in the second quarter ended March 31, 1999 of $249. The 1998 second quarter benefited from a large tooling order which did not recur in the 1999 fiscal second quarter. Sales, gross margin (loss) and operating (losses) for the quarter ended March 31, 1999 were $1,377, ($74) and ($320), respectively compared to $1,464, $147 and ($71) in the prior fiscal period. The operation moved to a new facility in the fourth quarter of fiscal 1998 which has a higher break-even sales level and plant capacity than the prior facility. The operation has not achieved break-even sales to date and is not expected to achieve break-even results until at least the first quarter of fiscal 2000.

The effective income tax rate was 38.4% and 39.0% for the quarters ended March 31, 1999 and 1998, respectively.

Sales
-----

Sales from continuing operations in the Vehicle Components segment increased $1,398, or 10%, to $15,928 in the second quarter of fiscal 1999 over levels achieved in the second quarter of fiscal 1998 due to higher electronic throttle control ("ETC") unit sales. Sales from continuing operations in the Company's Electrical Components and GPS segments decreased $370, or 34%, due to lower unit sales of electrical components.

Gross margin
------------

Gross margin from continuing operations was relatively unchanged at $4,861 in the second quarter of fiscal 1999 compared to $4,865 in the second quarter of fiscal 1998. Gross margin increased $178 or 4%, in the second quarter of fiscal 1999 in the Vehicle Components segment due to higher unit sales volumes of ETC products offset by reduced gross margins of $221 at the plastic injection molding operation. Increases in the vehicle components segment were offset by a decrease in gross margin of $182 in the Electrical Components and GPS segment. Decreased gross margin in this segment is attributed to lower unit sales volumes. Gross margins as a percent of sales decreased to 29.2% in the second quarter of fiscal 1999 compared to 31.2% in the second quarter of fiscal 1998 primarily as a result of lower gross margins at the plastic injection molding operation and the Electrical Component and GPS segment.

Operating expenses
------------------

Operating expenses for continuing operations decreased $30, or 1%, to $2,173 in the second quarter of fiscal 1999 compared to $2,203 in the second quarter of fiscal 1998. Operating expenses as a percentage of net sales from continuing operations decreased to 13.1% in the second quarter of fiscal 1999 compared to 14.1% in the second quarter of fiscal 1998.

Research and development expenses for continuing operations increased $167, or 23%, to $893 during the second quarter of fiscal 1999 compared to $726 in the second quarter of fiscal 1998. As a percentage of sales from continuing operations, research and development expenses increased from 4.7% to 5.4%. Research and development expenses were increased to support new product development for existing customers, for development of the automotive ETC product and for development of sensor-related products.

Administration expenses for continuing operations decreased $220, or 22%, in the second quarter of fiscal 1999 to $769 compared to $989 in the second quarter of fiscal 1998. Administration expenses as a percent of sales from continuing operations decreased to 4.6% in the second quarter of fiscal 1999 compared to 6.3% in the second quarter of fiscal 1998. Administration costs decreased primarily as a result of software consulting expenses incurred in 1998 that did not recur in fiscal 1999. Selling expenses increased $23, or 4.7% in the second quarter of fiscal 1999 compared to fiscal 1998. As a percent of sales, selling expenses were 3.1% in the second quarter of both fiscal 1998 and 1999.

Interest and Other Expenses
---------------------------

Interest expense decreased $55, or 15%, to $325 in the second quarter of fiscal 1999 from $380 in the second quarter of fiscal 1998. Allocated interest expense included in discontinued operations for the quarters ended March 31, 1999 and 1998 was $107 and $145, respectively. Interest income increased $47, or 94% in the second quarter of fiscal 1999 due primarily to interest on a state tax refund.

Discontinued operations
-----------------------

The Company reported a net loss from discontinued operations of $306 in the second quarter of fiscal 1998. The Company adopted a plan of disposal for the Agriculture Equipment segment in late fiscal 1998, and a plan of disposal for the Automotive Accessories segment in the third quarter of fiscal 1997, and accordingly, the estimated future operating losses of the segments were expensed in the fourth quarter of fiscal 1998 and third quarter of fiscal 1997, respectively.

Net sales from the Agriculture Equipment segment declined $251, or 11% to $2,027 in the second quarter of fiscal 1999 compared to $2,278 in the second quarter of fiscal 1998. The decline in sales was due to lower unit sales attributable primarily to a poor farm economy. The loss from operations for the Agriculture Equipment segment increased $149 to $318 due to lower gross margins of $304 and lower operating expenses of $155. The net loss for the Agriculture Equipment segment, net of income tax benefit of $167, increased $122 to $268.

Net loss from the discontinued Automotive Accessories segment was $160 net of a tax benefit of $109 for the second quarter ended March 31, 1998. Estimated future losses from discontinued Automotive Accessories operations were accrued in fiscal 1997. The second quarter fiscal 1998 loss reflects additional loss incurred on the sale of this business segment. Net sales from the discontinued segment were $1,346 and allocated interest expenses were $84 in the second quarter of fiscal 1998.

Results of Operations
Six months ended March 31, 1999 compared to the six months ended March 31, 1998

Overview
--------

Sales from continuing operations increased $3,256, or 12%, to $31,566 in the six months ended March 31, 1999 from $28,310 in the six months ended March 31, 1998 due to higher unit sales volumes in the Company's Vehicle Components segment offset by lower unit sales volumes in the Electrical Components and GPS segment.

Earnings from continuing operations increased $347, or 7%, to $5,012 in fiscal 1999 from $4,665 in fiscal 1998. Earnings from continuing operations increased $960 in the Company's Vehicle Components segment due to higher unit sales. Losses from continuing operations increased $613 in the Electrical Components and GPS segment due to lower gross margins of $406 due to lower unit sales and to $242 of increased operating expenses primarily for research and development and administration incurred for sensor development. The electrical component operations were affected by excess dealer inventory, which contributed to the decreased unit sales. Net earnings from continuing operations increased 12%, or $264 in the six months ended March 31, 1999, primarily as a result of increased earnings from continuing operations of $347.

The Company's plastic injection molding and tooling subsidiary, the operating results of which are included in the Vehicle Components segment, reported an increased loss from operations in the six months ended March 31, 1999 of $205. The first six months of 1998 benefited from a large tooling order which did not recur in the same period in 1999. Sales, gross margin (loss) and operating loss for the six months ended March 31, 1999 were $2,814, ($12), and ($509) respectively compared to $2,510, $134 and ($304) in the prior fiscal period. As noted previously, the operation moved to a new facility in the fourth quarter of fiscal 1998 which has a higher break-even sales level and plant capacity than the prior facility. The operation has not achieved break-even sales to date and is not expected to achieve break-even results until at least the first quarter of fiscal 2000.

Net earnings allocable to common shareholders were $2,208 in the six months ended March 31, 1999 compared to $1,782 in the prior fiscal year due to increased net earnings from continuing operations offset by preferred dividends of $300 in the six months ended March 31, 1999. No preferred dividends were payable in the six months ended March 31, 1998. Net earnings in the six months ended March 31, 1998 were affected by losses of $302 in the Company's discontinued Agricultural Equipment segment and $160 in the Company's discontinued Automotive Accessories segment.

The effective income tax rate was 38.4 % and 38.8% for the six months ended March 31, 1999 and 1998, respectively.

Sales
-----

Sales from continuing operations in the Vehicle Components segment increased $3,998, or 15%, to $30,225 in the six months ended March 31, 1999 over levels achieved in the six months ended March 31, 1998 due to higher ETC unit sales. Sales from continuing operations in the Company's Electrical Components and GPS segment decreased $742, or 36%, due to lower unit sales of electrical components.

Gross margin
------------

Gross margin from continuing operations increased $823, or 9%, to $9,560 compared to $8,737 in the six months ended March 31, 1998. Gross margin increased $1,229 or 15%, in the six months ended March 31, 1999 in the Vehicle Components segment due to higher unit sales volumes of ETC products. Increases in this segment were offset by a decrease in gross margin of $406 in the Electrical Components and GPS segment attributable to lower unit sales volumes. Gross margins as a percent of sales decreased to 30.3% in the six months ended March 31, 1999 compared to 30.9% in the six months ended March 31, 1998.

Operating expenses
------------------

Operating expenses increased $476, or 12%, to $4,548 in the six months ended March 31, 1999 compared to $4,072 in the six months ended March 31, 1998 primarily  as a result of  increased  research  and  development  costs of $382.
Operating expenses as a percentage of sales was 14.4% in the six months ended March 31, 1999 and 1998. Operating expenses increased $269, or 10%, in the six months ended March 31, 1999 in the Vehicle Components segment and $208, or 16%, in the Electrical Components and GPS segment compared to the prior year period. Research and development expenses increased $382, or 30%, to $1,666 during the six months ended March 31, 1999 compared to $1,284 in the six months ended March 31, 1998. As a percentage of sales, research and development expenses increased from 4.5% to 5.3%. Research and development expenses were increased to support new product development for existing customers, for development of the automotive ETC product and for development of sensor-related products.

Selling and administration expenses remained relatively stable for the six months ended March 31, 1999 and 1998. Selling and administration expenses as a percent of sales decreased to 3.2% and 5.9%, respectively, in the six months ended March 31, 1999 compared to 3.4% and 6.4%, respectively in the prior year period.

Interest and Other Expenses
---------------------------

Interest expense increased $98, or 14% to $798 in the six months ended March 31, 1999 from $700 in the six months ended March 31, 1998. Interest expense increased primarily because of allocations of interest expense to the Automotive Accessories discontinued operations in the prior year period. Allocated interest expense included in discontinued operations for the six months ended March 31, 1999 and 1998 was $194 and $307, respectively. Equity interest in loss of affiliate decreased $145, or 36% to $253 in the six months ended March 31, 1999 from $398 in the six months ended March 31, 1998 due to decreased losses of Ajay Sports, Inc. Interest income increased $121, or 120% in the six months ended March 31, 1999 primarily due to interest on a state tax refund of $85.

Discontinued operations
-----------------------

The Company reported a net loss from discontinued operations of $462 in the six months ended March 31, 1998. The Company adopted a plan of disposal for the Agriculture Equipment segment in late fiscal 1998 and a plan of disposal for the Automotive Accessories segment in the third quarter of fiscal 1997, and accordingly, the estimated future operating losses of these segments were expensed in the fourth quarter of fiscal 1998 and third quarter of fiscal 1997, respectively.

Net sales from the Agriculture Equipment segment declined $721, or 16% to $3,803 in the six months ended March 31, 1999 compared to $4,524 in the six months ended March 31, 1998. The decline in sales was due to lower unit sales attributable primarily to a poor farm economy. The loss from operations for the Agriculture Equipment segment increased $600 to $947 as a result of a decrease in gross margin of $422 and increased operating expenses of $178. The net loss for the Agriculture Equipment segment, net of income tax benefit of $453, increased $424 to $726.

Net losses from the discontinued Automotive Accessories segment were $160 net of tax benefits of $109 for the six months ended March 31, 1998. Estimated future losses from discontinued operations were accrued in fiscal 1997. The Automotive Accessories segment was sold in the six months ended March 31, 1998, and an additional loss of $160 was incurred on the sale of this business segment. Net sales from the discontinued segment in the six months ended March 31, 1998 were $2,928.

                                     Part II

Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities and Use of Proceeds

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         On February 26, 1999 the Company held its annual meeting of stockholders. The stockholders elected two directors and approved an amendment to increase the number of shares available for grant under the Company's 1993 Stock Option Plan from 3,000,000 to 4,500,000 shares.

         The tabulation of votes cast for the election of the directors and amendment to the Company's 1993 Stock Option Plan are as follows:


         Proposal Number One - Election of Directors

                                           For                   Withheld
                                           ---                   --------
         Anthony B. Cashen              18,453,986               431,972
         Charles G. McClure             18,458,641               427,317


         Proposal Number Two - Amendment to the 1993 Stock Option Plan


         Increased Shares from           For          Against      Abstentions      Not Voted
           3,000,000 to 4,500,000        ---          -------      -----------      ---------
                                      12,122,341     1,005,867       140,620        5,617,130


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




                                      WILLIAMS CONTROLS, INC.





                                          /s/  Gerard A. Herlihy
                                      ------------------------------------------
                                      Gerard A. Herlihy, Chief Financial Officer




                                          /s/  Kim L. Childs
                                      ------------------------------------------
                                      Kim L. Childs, Corporate Controller
                                      and Principal Accounting Officer








Date:  May 10, 1999

                             Williams Controls, Inc.

                                    Signature


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      WILLIAMS CONTROLS, INC.






                                      By:
                                         ---------------------------------------
                                      Gerard A. Herlihy, Chief Financial Officer



                                      By:
                                         ---------------------------------------
                                      Kim L. Childs, Corporate Controller
                                      and Principal Accounting Officer






Date: May 10, 1999