Form 10-Q
period 1999-06-30
WILLIAMS CONTROLS INC
filed 1999-08-16
CIK 854860

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


          [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from      to
                                                  ----    ----


                         Commission file number 0-18083


                            Williams Controls, Inc.
             ------------------------------------------------------
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


               Registrant's telephone number, including area code:
                                 (503) 684-8600
                                 --------------

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


The number of shares outstanding of the registrant's common stock as of July 31, 1999: 19,879,070

                             Williams Controls, Inc.

                                      Index


                                                                          Page
                                                                         Number
                                                                         ------
Part I.  Financial Information

  Item 1.       Financial Statements

                Consolidated Balance Sheets, June 30, 1999 (unaudited)
                   and September 30, 1998                                   1

                Unaudited Consolidated Statements of Operations,
                   three and nine months ended June 30, 1999 and 1998       2

                Unaudited Consolidated Statements of Cash Flows,
                   nine months ended June 30, 1999 and 1998                 3

                Notes to Unaudited Consolidated Financial Statements       4-8

  Item 2.       Management's Discussion and Analysis
                   of Financial Condition and Results of Operations       9-14


Part II.  Other Information

  Item 1.      Legal Proceedings                                           15

  Item 2.      Changes in Securities and Use of Proceeds                   15

  Item 3.      Defaults Upon Senior Securities                             15

  Item 4.      Submission of Matters to a Vote of Security Holders         15

  Item 5.      Other Information                                           15

  Item 6.      Exhibits and Reports on Form 8-K                            15

                    Signature Page                                         16

                                     Part I

Item 1.
                             Williams Controls Inc.
                           Consolidated Balance Sheets
         (Dollars in thousands, except share and per share information)



                                                                            June 30,              September 30,
                                                                              1999                    1998
                                                                           (unaudited)
                                                                       -------------------    ---------------------
                           ASSETS
Current Assets:
   Cash and cash equivalents                                                 $   1,410                $   1,281
   Trade and other accounts receivable, less allowance of $157 and
     $325 at June 30, 1999 and September 30, 1998, respectively                 10,602                   11,765
   Inventories                                                                  10,430                   10,693
   Deferred taxes and other                                                      2,616                    2,231
   Net assets held for disposition                                               5,125                    5,117
                                                                       -------------------    ---------------------
     Total current assets                                                       30,183                   31,087

   Property plant and equipment, net                                            18,665                   20,013
   Investment in and note receivable from affiliate                              5,733                    6,140
   Note receivable                                                                   -                    3,200
   Property held for sale, net                                                   1,818                        -
   Net assets held for disposition                                               1,821                    1,847
   Other assets                                                                  1,851                    4,072
                                                                       ===================    =====================
     Total assets                                                            $  60,071               $   66,359
                                                                       ===================    =====================

            LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                                          $  5,063                $   4,771
   Accrued expenses                                                             2,605                    3,399
   Current portion of long-term debt and capital leases                         2,257                    1,181
   Estimated loss on disposal                                                     589                    2,550
                                                                       -------------------     --------------------
      Total current liabilities                                                10,514                   11,901

Long-term debt and capital lease obligations                                   22,460                   27,846

Other liabilities                                                               2,737                    2,201

Commitments and contingencies

Shareholders' equity:
   Preferred  stock ($.01 par value,  50,000,000  authorized;
      79,450 and 80,000 issued at June 30, 1999 and
      September 30, 1998, respectively)                                             1                        1
   Common stock ($.01 par value, 50,000,000 authorized;
      18,524,286 and 18,311,288 issued at June 30, 1999
      and September 30, 1998, respectively)                                       185                      183
   Additional paid-in capital                                                  18,183                   17,917
   Retained earnings                                                            7,125                    7,444
   Unearned ESOP shares                                                           (73)                     (73)
   Treasury stock (130,200 shares at June 30, 1999 and
      September 30, 1998)                                                        (377)                    (377)
   Note receivable                                                               (500)                    (500)
   Pension liability adjustment                                                  (184)                    (184)
                                                                       -------------------     --------------------
      Total shareholders' equity                                               24,360                   24,411
                                                                       ===================     ====================
        Total liabilities and shareholders' equity                          $  60,071               $   66,359
                                                                       ===================     ====================


      The accompanying notes are an integral part of these balance sheets.

                             Williams Controls, Inc.
                      Consolidated Statements of Operations
         (Dollars in thousands, except share and per share information)
                                   (unaudited)

                                                             Three months       Three months        Nine months        Nine months
                                                                Ended              Ended              Ended              Ended
                                                               June 30,           June 30,           June 30,           June 30,
                                                                 1999               1998               1999               1998
                                                            --------------     --------------     --------------     --------------

Sales                                                            $ 16,262           $ 14,767           $ 47,828           $ 43,078
Cost of sales                                                      11,879             10,068             33,885             29,770
                                                            --------------     --------------     --------------     --------------
Gross margin                                                        4,383              4,699             13,943             13,308

Operating expenses:
  Research and development                                          1,017                720              2,683              2,004
  Selling                                                             493                543              1,501              1,519
  Administration                                                    1,010              1,061              2,884              2,745
  Loss from impairment of assets                                    5,278                  -              5,278                  -
                                                            --------------     --------------     --------------     --------------
    Total operating expenses                                        7,798              2,324             12,346              6,268
                                                            --------------     --------------     --------------     --------------

Earnings (loss) from continuing operations                         (3,415)             2,375              1,597              7,040

Other (income) expenses:
   Interest income                                                    (55)               (51)              (277)              (152)
   Interest expense                                                   389                340              1,187              1,040
   Other (income) expense                                             (44)                 7                 69                 10
   Equity interest in (income) loss of affiliate                      155                (25)               407                373
                                                            --------------     --------------     --------------     --------------
     Total other expenses                                             445                271              1,386              1,271
                                                            --------------     --------------     --------------     --------------


Earnings (loss) from continuing operations before income tax
   expense (benefit)                                               (3,860)             2,104                211              5,769
Income tax expense (benefit)                                       (1,482)               639                 81              2,060
                                                            --------------     --------------     --------------     --------------

Net earnings (loss) from continuing operations                     (2,378)             1,465                130              3,709

Discontinued operations:
   Net loss from operations of automotive accessories
     business unit                                                      -                  -                  -               (160)
   Net loss from operations of the agricultural equipment
     business unit                                                      -               (336)                 -               (639)
                                                            --------------     --------------     --------------     --------------
   Net loss from discontinued operations                         $      -           $   (336)          $      -           $   (799)
                                                            --------------     --------------     --------------     --------------


Net earnings (loss)                                              $ (2,378)          $  1,129           $    130           $  2,910
Dividends on preferred stock                                          149                120                449                120
                                                            --------------     --------------     --------------     --------------
Net earnings (loss) allocable to common shareholders             $ (2,527)          $  1,009           $   (319)          $  2,790
                                                            ==============     ==============     ==============     ==============


Earnings (loss) per common share from continuing operations
   - basic                                                       $   (.14)          $    .08           $   (.02)          $    .20
Loss per common share from discontinued operations - basic              -               (.02)                 -               (.04)
                                                            --------------     --------------     --------------     -------------
Net earnings (loss) per common share - basic                     $   (.14)          $    .06           $   (.02)          $    .16
                                                            ==============     ==============     ==============     =============

Earnings  per  common  share  from  continuing  operations
   - diluted                                                     $   (.14)          $    .07           $   (.02)          $    .19
Loss per common share from discontinued operations - diluted            -               (.02)                 -               (.04)
                                                            ==============     ==============     ==============     ==============
Net earnings per common share - diluted                          $   (.14)          $    .05           $   (.02)          $    .15
                                                            ==============     ==============     ==============     ==============

                  The  accompanying  notes are an integral part of these statements.

                             Williams Controls, Inc.
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                Nine months            Nine months
                                                                                   Ended                  Ended
                                                                               June 30, 1999          June 30, 1998
                                                                             ------------------    -------------------
Cash flows from operating activities:
  Net earnings                                                                      $    130               $  2,910
Adjustments to reconcile net earnings to net cash from
  continuing operations:
  Loss from discontinued operations                                                        -                    799
  Depreciation and amortization                                                        1,378                    864
  Equity interest in loss of affiliate                                                   407                    373
  Loss from impairment of assets                                                       5,278                      -
Changes in working capital of continuing operations:
  Receivables                                                                           (405)                   387
  Inventories                                                                            263                 (2,258)
  Accounts payable and accrued expenses                                                 (560)                (1,236)
  Other                                                                                   10                   (372)
                                                                             ------------------    -------------------
Net cash provided by operating activities of continuing operations                     6,501                  1,467

Cash flows from investing activities:
  Loans made for sale/leaseback financing                                                  -                 (3,200)
  Payments for property, plant and equipment                                          (1,994)                (1,482)
  Advances to affiliate                                                                 (100)                  (919)
  Investment in note receivable                                                         (575)                     -
                                                                             ------------------    -------------------
Net cash used in investing activities of continuing operations                        (2,669)                (5,601)

Cash flows from financing activities:
  Proceeds (repayments) of long-term debt and capital lease obligations               (3,964)                   265
  Borrowing under term notes                                                           2,500                      -
  Preferred dividends                                                                   (449)                  (120)
  Proceeds from issuance of preferred stock                                                -                  7,357
  Proceeds from issuance of common stock                                                 153                     62
                                                                             ------------------    -------------------
Net cash provided by (used in) financing activities of continuing operations          (1,760)                 7,564

Cash flows from discontinued operations:
  Proceeds from sale of Automotive Accessories business unit                               -                  1,124
  Net cash used in operations                                                         (1,943)                (3,639)
                                                                             ------------------    -------------------
Net cash used in discontinued operations                                              (1,943)                (2,515)

Net increase in cash and cash equivalents                                                129                    915

Cash and cash equivalents at beginning of period                                       1,281                    700

                                                                             ==================    ===================
Cash and cash equivalents at end of period                                          $  1,410               $  1,615

                                                                             ==================    ===================

Supplemental disclosure of cash flow information:
  Interest paid                                                                     $ 1,354                $  1,385
  Income taxes paid                                                                 $   602                $     92
  Income tax refunds                                                                $   414                $      5
                                                                             ==================    ===================

Supplemental disclosure of non-cash investing and financing activities:
  Note receivable for capital lease obligation                                      $ 3,200                $      -
                                                                             ==================    ===================
  Tax benefits related to stock options                                             $   115                $      -
                                                                             ==================    ===================
  Capital lease obligations incurred                                                $   354                $      -
                                                                             ==================    ===================
  Exchange of note receivable from affiliate for investment in affiliate            $     -                $  5,000
                                                                             ==================    ===================

Disposition of Kenco:
  Net assets and liabilities, sold                                                  $     -                $  2,374
  Allowances                                                                              -                   1,376
  Preferred stock                                                                         -                  (2,000)
  Other receivable                                                                        -                    (250)
  Receivable for inventory sold                                                           -                    (430)
  Net gain on disposition                                                                 -                      54
                                                                             ------------------    -------------------
  Cash received                                                                     $     -                $  1,124
                                                                             ==================    ===================

                        The  accompanying  notes are an  integral  part of these statements.


                             Williams Controls, Inc.
              Notes to Unaudited Consolidated Financial Statements
               Three and Nine Months ended June 30, 1999 and 1998 (Dollars in thousands, except share and per share amounts)


Cautionary Statement: This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, those statements relating to development of new products, the financial condition of the Company, the ability to increase distribution of the Company's products, integration of businesses the Company acquires, disposition of any current business of the Company, including its Agricultural Equipment segment. These forward-looking statements are subject to the business and economic risks faced by the Company. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of the factors described above and other factors described elsewhere in this report.

1.     Organization

       Williams Controls, Inc., including its wholly-owned subsidiaries, Williams Controls Industries, Inc. ("Williams"); Aptek Williams, Inc. ("Aptek"); Premier Plastic Technologies, Inc. ("PPT"); ProActive Acquisition Corporation ("ProActive"); Williams Automotive, Inc.; GeoFocus, Inc. ("GeoFocus"); NESC Williams, Inc. ("NESC"); Williams Technologies, Inc. ("Technologies"); Williams World Trade, Inc. ("WWT"); Kenco/Williams, Inc. ("Kenco"); Techwood Williams, Inc. ("TWI"); Agrotec Williams, Inc.("Agrotec") and its 80% owned subsidiaries Hardee Williams, Inc. ("Hardee") and Waccamaw Wheel Williams, Inc. ("Waccamaw") is hereinafter referred to as the "Company" or "Registrant."

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

3.     Comprehensive Income (Loss)

       In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 130, "Reporting Comprehensive Income", which requires companies to report a measure of all changes in equity except those resulting from investments by owners and distributions to owners. Total comprehensive income (loss) for the three and nine months ended June 30, 1999 and 1998 was $(2,378) and $1,129, and $130 and $2,910 respectively, and consisted solely of net earnings (loss). As of June 30, 1999, accumulated other comprehensive loss was $184 and consisted of pension liability adjustment.

4.     Earnings (loss) per Share

       Effective in its fiscal year ended September 30, 1998, the Company adopted SFAS 128, "Earnings Per Share". SFAS 128 prescribes new Basic and Diluted Earnings Per Share ("EPS") calculations that replace the former calculations for Primary and Fully Diluted EPS. Prior periods have been restated to conform to the requirements of SFAS 128. Basic EPS is calculated using the weighted average number of common shares outstanding for the period and diluted EPS is calculated using the weighted average number of common shares and dilutive common equivalent shares outstanding.

Following is a reconciliation of basic EPS and diluted EPS from continuing operations:

                                               Three Months Ended                  Three Months Ended
                                                  June 30, 1999                      June 30, 1998
                                         --------------------------------    -------------------------------
                                                                   Per                                Per
                                                                  Share                              Share
                                            Loss      Shares      Amount       Income     Shares     Amount
                                         ---------    ------      ------     ---------    ------     ------
Income (loss) from continuing
  Operations                             $(2,378)                             $ 1,465
Less-Preferred stock dividends              (149)                                (120)
                                         --------                            ---------
Basic EPS-
  Income (loss) from  continuing
  operations
  available to common
  shareholders                            (2,527)    18,363,343   $(.14)        1,345    17,874,989  $ .08
                                                                  ======                             ======
Effect of dilutive securities -
  Stock options and warrants                   -              -                     -       453,483
  Convertible preferred stock                  -              -                   120     2,365,922
  Shares expected to be issued                 -              -                     -       400,000
                                         --------    ----------              ---------   ----------
Diluted EPS -
  Income (loss) from continuing
  operations
  available to common
  shareholders                           $(2,527)    18,363,343   $(.14)      $ 1,465    21,094,394  $ .07
                                         ========    ==========   ======     =========   ==========  ======


                                                Nine Months Ended                  Nine Months Ended
                                                  June 30, 1999                      June 30, 1998
                                         --------------------------------    -------------------------------
                                                                   Per                                Per
                                                                  Share                              Share
                                           Income     Shares      Amount       Income     Shares     Amount
                                         ---------    ------      ------     ---------    ------     ------
Income (loss) from continuing
  operations                             $   130                              $ 3,709
Less-Preferred stock dividends              (449)                                (120)
                                         --------                            ---------
Basic EPS-
  Income (loss) from  continuing
  operations
  available to common
  shareholders                              (319)    18,313,559   $(.02)        3,589    17,854,660  $ .20
                                                                  ======                             ======
Effect of dilutive securities -
  Stock options and warrants                   -              -                     -       266,632
  Convertible preferred stock                  -              -                   120       788,641
  Shares expected to be issued                 -              -                     -       400,000
                                         --------    ----------              ---------   ----------
Diluted EPS -
  Income (loss) from continuing
  operations
  available to common
  shareholders                           $  (319)    18,313,559   $(.02)      $ 3,709    19,309,933  $ .19
                                         ========    ==========   ======     =========   ==========  ======

       At June 30, 1999 and 1998, the Company had options and warrants covering 3,417,886 and 582,236 shares, respectively of the Company's common stock outstanding that were not considered in the respective dilutive EPS calculations since they would have been antidilutive. In 1999 conversion of the preferred shares would have been antidilutive and, therefore, was not considered in the computation of diluted earnings per share.

5.     Inventories

       Inventories consisted of the following:
                                         June 30,              September 30,
                                           1999                     1998
                                   -------------------      --------------------
       Raw material                      $ 5,178                   $ 5,152
       Work in process                     2,088                     1,333
       Finished goods                      3,164                     4,208
                                   -------------------      --------------------
                                         $10,430                   $10,693
                                   ===================      ====================

       Finished goods include component parts and finished product ready for shipment.

6.     Sale Leaseback and Financing

       In April 1997 the Company sold its Portland, Oregon manufacturing facility in a sale-leaseback transaction for approximately $4,600. The transaction was accounted for as a financing and the capitalized lease obligations of approximately $4,600 were recorded as long term liabilities. In April 1998, under the terms of the agreement, the Company provided a mortgage note to the purchaser in the amount of $3,200 which was reported as a note receivable at September 30, 1998. In December 1998, the Company exercised an option to repurchase the building for $4,700, consisting of cash of $1,500 and the note receivable of $3,200. Accordingly, the note receivable of $3,200 and the capital lease obligation of $4,600 have been eliminated from the balance sheet at June 30, 1999. The costs associated with the building repurchase are reported in other expenses during the nine months ended June 30, 1999.

       The Company borrowed $2,500 from its bank under amended term loans to finance the repurchase transaction and for working capital purposes. Approximately $1,222 of the additional financing was borrowed under an amendment to the Company's existing Term Loan I which increased the Term Loan I balance to $4,105. Term Loan I is payable in equal monthly installments of $60 with the remaining balance of $2,897 due at maturity on July 1, 2001. Approximately $1,278 of the additional financing was provided under an amended Term Loan II payable in 18 equal monthly installments of $71, plus variable interest (8.5% at June 30, 1999).

7.     Acquisition

       In July 1999 the Company purchased the ProActive Pedals division of Active Tools Manufacturing Co., Inc. ProActive Pedal is a designer and developer of patented adjustable foot pedal systems and modular pedal systems. The purchase price was $5,750, plus the assumption of approximately $350 in liabilities. In addition, the Company entered into a patent license with the patent holder which required an initial payment of $600 and minimum annual royalty payments of $95 per year for ten years. Assets acquired include tooling designs, technology and patent rights on adjustable foot pedal systems, as well as designs of modular foot pedal systems. The acquisition will be accounted for as a purchase which may result in a charge to operations for acquired in-process research and development.

       The purchase was financed through the private placement of 1,244,065 shares of the Company's common stock with net proceeds of approximately $3,396. In addition, the Company borrowed $2,500 from its bank under a new term loan facility ("Term Loan III"). The principal amount under Term Loan III is payable in three equal monthly installments of $139 (plus interest) beginning in November 1999 with the remaining balance of $2,083 due in February 2000. Interest on Term Loan III is computed at the prime rate plus 1.25%. (9.25% at July 29, 1999).

8.     Impairment of Assets

       During the three and nine months ended June 30, 1999 the Company recognized a $5,278 loss from the impairment of assets related to Kenco, the Company's former Automotive Accessories business unit, consisting of the following items:

       Impairment of non-voting preferred stock and notes and
           accounts receivable                                    $ 4,655
       Impairment of property                                     $   623
                                                                  -------
       Total loss from impairment of assets                       $ 5,278
                                                                  =======

       At June 30, 1999, the Company had non-voting preferred stock and notes and accounts receivable related to Kenco of $797 and $3,858. Since the sale of the operating assets of Kenco to Kenco Products, Inc. ("KPI") in 1998, KPI has reported operating losses and experienced cash flow and other financing difficulties. In addition, KPI has not been able to make payments on its notes and accounts payable to the Company. KPI's bank has notified KPI it is in default under its loan agreement. In consideration of this and after evaluation of the business prospects of KPI and its need for additional capital, the Company determined it was not probable that it would recover the value of the preferred stock and notes and accounts receivable, and an impairment loss totaling $4,655 was recorded for the three and nine months ended June 30, 1999.

       In addition, the Company recorded an impairment loss related to certain property retained from the Kenco sale. The majority of the impairment loss for property related to the sale in July 1999 of a building and land which were being leased by KPI from the Company. This property was sold for cash resulting in estimated net proceeds of $1,818. In connection with this sale the Company retired $891 of debt secured by the property. Net proceeds to the Company of $927 are to be paid to a previous lender, on behalf of an affiliated company, under the terms of an intercreditor agreement. The estimated loss on the sale of land and building, which has been recorded in loss from impairment of assets, is $528. The land and buildings have been reclassified to property held for sale in the June 30, 1999 consolidated balance sheet and are reflected at their estimated net realizable value.


9.     Reclassifications

       Certain amounts previously reported in the statements of operations for the three and nine months ended June 30, 1998 have been reclassified to conform to current fiscal year presentation.

10.    Segment Information

                                                            Three months       Three months        Nine months        Nine months
                                                               Ended               Ended              Ended              Ended
                                                              June 30,           June 30,            June 30,           June 30,
                                                                1999               1998                1999               1998
                                                           ---------------     --------------     ---------------    ---------------

Sales by classes of similar products from continuing
  operations
Vehicle components                                               $ 15,379           $ 14,122            $ 45,604           $ 40,349
Electrical components and GPS                                         883                645               2,224              2,729
                                                           ---------------     --------------     ---------------    ---------------
                                                                 $ 16,262           $ 14,767            $ 47,828           $ 43,078
                                                           ===============     ==============     ===============    ===============

Earnings (loss) from continuing operations
Vehicle components:
   Before loss from impairment of assets                         $ 2,155            $  3,041            $  8,598           $  8,525
   Loss from impairment of assets                                 (5,278)                  -              (5,278)                 -
                                                           ---------------     --------------     ---------------    ---------------
Vehicle components                                               $(3,123)           $  3,041            $  3,320           $  8,525
Electrical components and GPS                                       (292)               (666)             (1,723)            (1,485)
                                                           ---------------     --------------     ---------------    ---------------
                                                                 $(3,415)           $  2,375            $  1,597           $  7,040
                                                           ===============     ==============     ===============    ===============

Capital expenditures
Vehicle components                                               $   417            $    901            $  1,517           $  1,139
Electrical components and GPS                                        269                 194                 477                343
                                                           ---------------     --------------     ---------------    ---------------
Total capital expenditures - continuing operations                   686               1,095               1,994              1,482
Agricultural equipment - discontinued operations                      31                  15                  62                119
                                                           ---------------     --------------     ---------------    ---------------
Total capital expenditures                                       $   717            $  1,110            $  2,056           $  1,601
                                                           ===============     ==============     ===============    ===============


Depreciation and amortization
Vehicle components                                               $   371            $    239            $  1,071           $    626
Electrical components and GPS                                        109                  73                 307                238
                                                           ---------------     --------------     ---------------    ---------------
Total depreciation and amortization - continuing operations          480                 312               1,378                864
Automotive accessories - discontinued operations                       -                  23                   -                120
Agricultural equipment - discontinued operations                      88                 167                 264                271
                                                           ---------------     --------------     ---------------    ---------------
Total depreciation and amortization                              $   568            $    502            $  1,642           $  1,255
                                                           ===============     ==============     ===============    ===============


Identifiable assets
Vehicle components                                                                                      $ 36,999           $ 41,800
Electrical components and GPS                                                                              8,575              8,212
Corporate                                                                                                  7,551              4,750
                                                                                                  ---------------    ---------------
Total assets - continuing operations                                                                      53,125             54,762
Agricultural equipment - discontinued operations                                                           6,946              7,308
                                                                                                  ---------------    ---------------
Total assets                                                                                            $ 60,071           $ 62,070
                                                                                                  ===============    ===============




The Company has classified the investment in and note receivable from affiliate and the property held for sale as a corporate asset under identifiable assets. Identifiable assets for discontinued segments reflect the net assets held for disposition.

Item 2.
                             Williams Controls, Inc.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                (Dollars in thousands, except per share amounts)


  Financial Position and Capital Resources
  Financial Condition, Liquidity and Capital Resources

  The Company's principal sources of liquidity are funds generated from operations, borrowings under its credit facilities and leases for equipment purchases from various leasing companies. The Company anticipates that cash generated from operations, bank borrowings and leases will be sufficient to satisfy working capital and capital expenditure requirements for current operations for the next twelve months. At June 30, 1999, the Company's working capital was $19,669 compared to $19,186 at September 30, 1998 and the current ratio was 2.9 compared to 2.6 at September 30, 1998.

  Cash flows from continuing operations were $6,501 for the nine months ended June 30, 1999 compared to $1,467 for the first nine months of fiscal 1998. In the nine months ended June 30, 1999, decreased earnings of $2,780, offset by the non-recurring charge of $5,278 and the $2,521 decrease in inventory levels as compared to the 1998 period contributed to the increased cash flow from operations in 1999 as compared to 1998.

  Net cash used in investing activities was $2,669 for the nine months ended June 30,1999 compared to $5,601 for the 1998 period. The primary reason for the decrease is the loan made in 1998 for the sale/leaseback financing for the Company's Portland, Oregon manufacturing facility.

  During the nine months ended June 30, 1999 the note receivable decreased $3,200 and total long-term debt and capital leases decreased $4,600 due to the repurchase of the Portland, Oregon manufacturing facility. In April 1997 the Company sold the facility in a sale/leaseback transaction for $4,600. The transaction was accounted for as a financing and the capitalized lease obligations of $4,600 were recorded as long-term liabilities. In April 1998, under the terms of the agreement, the Company provided a mortgage note to the purchaser in the amount of $3,200 which was reported as a note receivable at September 30, 1998. In December 1998, the Company exercised a repurchase option on the property and repurchased the building for $4,700 consisting of cash of $1,500 and the note receivable of $3,200. Accordingly, the note receivable of $3,200 and the capital lease obligation of $4,600 have been eliminated from the balance sheet at June 30, 1999. The costs associated with the building repurchase are reported in other expenses during the nine months ended June 30, 1998.

  The Company borrowed $2,500 from its bank under amended term loans to finance the repurchase transaction and for working capital purposes. Approximately $1,222 of the additional financing was borrowed under an amendment to the Company's existing Term Loan I, the increased principal amount of which is payable in equal monthly installments of $60 with the remaining balance of $2,897 due at maturity on July 1, 2001. Approximately $1,278 of the additional financing was provided under an amended Term Loan II which is payable in 18 equal monthly installments of $71, plus variable interest (8.5% at June 30, 1999).

  Excluding proceeds from the sale of assets of the Automotive Accessories business unit, the Company's discontinued operations used cash of $1,943 and $3,639 for the nine months ended June 30, 1999 and 1998, respectively. Cash used by discontinued operations declined primarily because the discontinued Automotive Accessories business unit, which was discontinued in 1998, used cash of $1,561 in the first nine months of fiscal 1998.

  In July 1999 the Company consummated the private placement of common stock with net proceeds of $3,396. In addition, during July the Company borrowed $2,500 from its bank under an additional term loan. Proceeds from the initial proceeds of the common stock offering and the new term loan were used to purchase the net assets of ProActive Pedals. The purchase price of ProActive Pedals was $5,750 plus the assumption of approximately $350 in liabilities. In addition, the Company entered into a patent license with the patent holder which required an initial payment of $600 and minimum annual royalty payments of $95 per year for ten years. The primary assets acquired include tooling designs, technology and patent rights on adjustable foot pedal systems, as well as modular foot pedal systems. The additional bank financing was borrowed under an amendment to the Company's existing financing facility under Term Loan III. The principal amount under Term Loan III is payable in three equal monthly installments of $139 (plus interest) beginning in November 1999 with the remaining balance of $2,083 due in February 2000. Interest on Term Loan III is computed at the prime rate plus 1.25%. (9.25% at July 29, 1999).

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

  In June 1999 the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities ("SFAS 137"). SFAS 137 is an amendment to SFAS 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS 137 establishes accounting and reporting standards for all derivative instruments. SFAS 137 is effective for fiscal years beginning after June 15, 2000. The Company does not have any derivative instruments and accordingly, the adoption of SFAS 137 will have no impact on the Company's financial position or results of operations.

  Year 2000 Conversion - The Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software failures. Software failures due to processing errors potentially arising from calculations using the Year 2000 date are a known risk. The Company is addressing this risk to the availability and integrity of financial systems and the reliability of the operational systems. The Company has established processes for evaluating and managing the risks and costs associated with this problem, including communicating with suppliers, dealers and others with which it does business to coordinate Year 2000 conversion. During 1998, the Company began implementing the installation of new financial software that is Year 2000 compliant for the purpose of improving operations and service to its existing and prospective truck and automotive customers. The decision to upgrade the Company's software was made irrespective of Year 2000 compliance issues.

  Since January 1998 the Company has been engaged in achieving Year 2000 compliance. The Company's Year 2000 project is divided into several phases and is progressing with corrective actions for major systems well under way. All hardware, software, services and business relationships with trading partners which could be affected by Year 2000 issues are being audited for Year 2000 compliance.

  The Company relies on computer systems and software to operate its business, including applications used in sales, purchasing, inventory management, finance and various administrative functions. The Company has determined that certain of its software applications will be unable to interpret appropriately the calendar Year 2000 and subsequent years. As of June 30, 1999, 90% of the Company's systems which may have a material Year 2000 liability are Year 2000 compliant. The target date for full compliance is September 30, 1999.

  The Company's total budget for its Year 2000 project is $150, approximately $87 of which had been spent through June 1999. The Year 2000 budget represents approximately 17 percent of total information technology ("IT") expenditures budgeted for the period from October 1998 through September 1999. The Company continues to manage total IT expenses by re-prioritizing or curtailing less critical investments, incorporating Year 2000 readiness into previously planned system enhancements and by using existing staff to implement its Year 2000 program. The Company has hired outside consultants for its Year 2000 project, and it may need to purchase additional hardware or software.

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

                             Williams Controls, Inc.
                     Management's Discussion and Analysis of
                              Results of Operations

                (Dollars in thousands, except per share amounts)

    Results of Operations
    Three months ended June 30, 1999 compared to the three months ended June 30, 1998

    Sales

    Sales from continuing operations increased $1,495, or 10%, to $16,262 in the third quarter of fiscal 1999 from $14,767 in the second quarter of fiscal 1998 primarily due to higher unit sales volumes in the Company's Vehicle Components segment.

    Sales from continuing operations in the Vehicle Components business unit increased $1,257, or 9%, to $15,379 in the third quarter of fiscal 1999 over levels achieved in the second quarter of fiscal 1998 due to higher electronic throttle control ("ETC") unit sales. Sales from continuing operations in the Company's Electrical Components and GPS business unit increased $238, or 37%, due to increased unit sales of electrical components.

    Gross margin

    Gross margin from continuing operations was $4,383 or 27% of sales in the third quarter of 1999, compared to $4,699 or 32% of sales in the comparable 1998 period. Gross margin decreased $316 or 7%, in the third quarter of fiscal 1999 as a result of reduced gross margins at the Vehicle Components business unit of $508, partially offset by increases at the Electrical Components and GPS business unit of $192. The reasons for the decrease in gross margins at the Vehicle Components business unit include increased management information service expenses of approximately $125 for installation of a management information system, wide area network and year 2000 compliance, increased warranty costs of $81, and a decrease in the gross margin realized at the Company's plastic injection molding and tooling subsidiary of $208.

    The Company's plastic injection molding and tooling subsidiary, the operating results of which are included in the Vehicle Components business unit, reported an increased loss from operations in the third quarter ended June 30, 1999 of $217. Sales, gross margin (loss) and operating (losses) for the quarter ended June 30, 1999 were $1,310, ($267) and ($491), respectively compared to $1,089, $(59) and ($274) in the prior fiscal period. The operation moved to a new facility in the fourth quarter of fiscal 1998 which has a higher break-even sales level and plant capacity than the prior facility. The operation has not achieved break-even sales to date and is not expected to achieve break-even results until at least the first quarter of fiscal 2000.

    Operating expenses

    During the three months ended June 30, 1999, the Company recognized a $5,278 loss from the impairment of assets related to Kenco, the Company's former automotive accessories business segment. The loss from impairment of assets consisted of impairment of non-voting preferred stock and notes and accounts receivable totaling $4,655 and impairment of property totaling $623.

    At June 30, 1999, the Company had non-voting preferred stock and notes and accounts receivable related to Kenco of $797 and $3,858. Since the sale of the operating assets of Kenco to Kenco Products, Inc. ("KPI") in 1998, KPI has reported operating losses and experienced cash flow and other financing difficulties. In addition, KPI has not been able to make payments on its notes and accounts payable to the Company. KPI's bank has notified KPI it is in default under its loan agreement. In consideration of this and after evaluation of the business prospects of KPI and its need for additional capital, the Company determined it was not probable that it would recover the value of the preferred stock and notes and accounts receivable, and an impairment loss totaling $4,655 was recorded for the three months ended June 30, 1999.

    In addition, the Company recorded an impairment loss related to certain property retained from the Kenco sale. The majority of the impairment loss related to the sale in July 1999 of a building and land which was being leased by KPI from the Company. This property was sold for cash resulting in estimated net proceeds of $1,818. In connection with this sale the Company retired $891 of debt securing the property. Net proceeds to the
    Company of $927 are to be paid to a previous lender, on behalf of an affiliated company, under the terms of an intercreditor agreement. The estimated loss on the sale of land and building, which has been recorded in loss from impairment of assets, is $528. The land and building have been reclassified to property held for sale in the June 30, 1999 consolidated balance sheet and are reflected at their net realizable value.

    Operating expenses before loss from impairment of assets for continuing operations were $2,520 for the three months ended June 30, 1999 compared to $2,324 for the comparable 1998 period, or an increase of $196, or 8% as a result of increased research and development expenses. Operating expenses as a percent of net sales from continuing operations decreased to 15% in the third quarter of fiscal 1999 compared to 16% in the comparable 1998 quarter.

    Research and development expenses for continuing operations increased $297, or 41%, to $1,017 during the third quarter of fiscal 1999 compared to $720 in the comparable 1998 quarter. As a percent of sales from continuing operations research and development expenses increased from 5% to 6%. Research and development expenses were increased to support new product development for existing customers, for development of the automotive ETC product and for development of sensor -related products.


    Interest and Other Expenses

    Interest expense from continuing operations increased $49, or 14%, to $389 in the third quarter of fiscal 1999 from $340 in the second quarter of fiscal 1998. Allocated interest expense included in discontinued operations for the quarters ended June 30, 1999 and 1998 was $149 and $119, respectively.


    Discontinued operations

    The Company reported a net loss from discontinued operations of $336 in the third quarter of fiscal 1998. The Company adopted a plan of disposal for the Agriculture Equipment business unit in late fiscal 1998, and a plan of disposal for the Automotive Accessories business unit in the third quarter of fiscal 1997 and, accordingly, the estimated future operating losses of the business units were expensed in the fourth quarter of fiscal 1998 and third quarter of fiscal 1997, respectively.

    Net sales from the Agriculture Equipment business unit declined $244, or 12% to $1,850 in the third quarter of fiscal 1999 compared to $2,094 in the third quarter of fiscal 1998. The decline in sales was due to lower unit sales attributable primarily to a weak farm economy. The loss from operations for the discontinued Agriculture Equipment business unit increased $90 to $630 due to a decrease in gross margin of $226 and a decrease in operating expenses of $136.

    Estimated future losses from discontinued Automotive Accessories operations were accrued in fiscal 1997. The discontinued Automotive Accessories operations were sold in the second quarter of fiscal 1998.


    Net earnings available to common shareholders

    Net earnings (loss) allocable to common shareholders was $(2,527) in the quarter ended June 30, 1999 compared to $1,009 in the comparative prior year period due to decreased gross margins as a percent of sales and loss from impairment of assets.

    The effective income tax rate was 38.4% and 30.4% for the quarters ended June 30, 1999 and 1998, respectively.

    Results of Operations
    Nine months ended June 30, 1999 compared to the nine months ended June 30, 1998


    Sales

    Sales from continuing operations increased $4,750, or 11%, to $47,828 in the nine months ended June 30, 1999 from $43,078 in the nine months ended June 30, 1998 due to higher unit sales volumes in the Company's Vehicle Components business unit offset by lower unit sales volumes in the Electrical Components and GPS business unit.

    Sales from continuing operations in the Vehicle Components business unit increased $5,255, or 13%, to $45,604 in the nine months ended June 30, 1999 over levels achieved in the nine months ended June 30, 1998 due to higher ETC unit sales. Sales from continuing operations in the Company's Electrical Components and GPS business unit decreased $505, or 19%, due to lower unit sales of electrical components.

    Gross margin

    Gross margin from continuing operations increased $635, or 5%, to $13,943 (29% of sales) compared to $13,308 (31% of sales) in the nine months ended June 30, 1998. Gross margin increased $1,056 or 8%, in the nine months ended June 30, 1999 in the Vehicle Components business unit due to higher unit sales volumes of ETC products, partially offset by increased warranty costs of $276.

    The Company's plastic injection molding and tooling subsidiary, the operating results of which are included in the vehicle components business unit, reported an increased loss from operations in the nine months ended June 30, 1999 of $422. The first nine months of 1998 benefited from a large tooling order at the Company's plastic injection molding subsidiary which did not recur in the same period in 1999. Sales, gross margin (loss) and operating loss for the nine months ended June 30, 1999 were $4,123, (279), and ($1,000) respectively compared to $3,599, $75 and ($578) in the prior fiscal period. As noted previously, the operation moved to a new facility in the fourth quarter of fiscal 1998 which has a higher breakeven sales level and plant capacity than the prior facility. The operation has not achieved break-even sales to date and is not expected to achieve break-even results until at least the first quarter of fiscal 2000.

    Increases in the Vehicle Components business unit were offset by a decrease in gross margin of $213 in the Electrical Components and GPS business unit attributable to lower unit sales volumes. Gross margins as a percent of sales decreased to 11.1% in the nine months ended June 30, 1999 compared to 16.9% in the nine months ended June 30, 1998 primarily due to lower unit sales.

    Operating expenses

    As discussed previously, during the nine months ended June 30, 1999 the Company recognized a $5,278 loss from the impairment of assets related to Kenco, the Company's former automotive accessories segment. The loss consisted of an impairment of non-voting preferred stock and notes and accounts receivable totaling $4,655 and impairment of property totaling $623.

    Operating expenses before the loss from impairment of assets increased $800, or 13%, to $7,068 in the nine months ended June 30, 1999 compared to $6,268 in the nine months ended June 30, 1998 primarily as a result of increased research and development expenses of $679. Research and development expenses were increased to support new product development for existing customers, for development of the automotive ETC product and for development of sensor-related products. Operating expenses before the loss from impairment of assets as a percentage of sales was 14.8% and 14.6% in the nine months ended June 30, 1999 and 1998. Operating expenses before the loss from the impairment of assets increased $774, or 17.9%, in the nine months ended June 30, 1999 in the Vehicle Components business unit and $26, or 1.3%, in the Electrical Components and GPS business unit compared to the prior year period.

    Selling and administration expenses remained relatively stable for the nine months ended June 30, 1999 and 1998. Selling and administration expenses as a percent of sales decreased to 3.1% and 6.0%, respectively, in the nine months ended June 30, 1999 compared to 3.5% and 6.4%, respectively in the prior year period.


    Interest and Other Expenses

    Interest expense increased $147 to $1,187 in the nine months ended June 30, 1999 from $1,040 in the nine months ended June 30, 1998. Interest expense increased primarily because of allocations of interest expense to the Automotive Accessories discontinued operations in the prior year period. Allocated interest expense included in discontinued operations for the nine months ended June 30, 1999 and 1998 was $342 and $393, respectively. Interest income increased $125 in the nine months ended June 30, 1999 primarily due to interest on a state tax refund of $85.


    Discontinued operations

    The Company reported a net loss from discontinued operations of $799 in the nine months ended June 30, 1998. The Company adopted a plan of disposal for the Agriculture Equipment business unit in late fiscal 1998 and a plan of disposal for the Automotive Accessories business unit in the third quarter of fiscal 1997, and accordingly, the estimated future operating losses of these business units were expensed in the fourth quarter of fiscal 1998 and third quarter of fiscal 1997, respectively.

    The net loss from operations of the discontinued Agriculture Equipment business unit as $639, net of taxes, in the nine months ended June 30, 1998. Net sales from the Agriculture Equipment segment declined $966, or 15% to $5,653 in the nine months ended June 30, 1999 compared to $6,619 in the nine months ended June 30, 1998. The decline in sales was due to lower unit sales attributable primarily to a weak farm economy. The loss from operations of the discontinued Agriculture Equipment business unit increased $690 from $887 in fiscal 1998 to $1,577 for the nine months ended June 30, 1999 primarily as a result of a decrease in gross margin of $649.

    Net losses from the discontinued Automotive Accessories business unit were $160 net of taxes for the nine months ended June 30, 1998. Estimated future losses from discontinued operations were accrued in fiscal 1997. The Automotive Accessories business unit was sold in March 1998, and an additional loss of $160 was incurred on the sale of this business unit. Net sales from the discontinued business unit in the nine months ended June 30, 1998 was $2,928.

    Net earnings available to common shareholders

    Net earnings (loss) allocable to common shareholders were $(319) in the nine months ended June 30, 1999 compared to $2,790 in the prior fiscal year due to decreased earnings from operations as described above, partially offset by decreased charges from discontinued operations totaling $799.

    The effective income tax rate for continuing operations was 38.4% and 35.7% for the nine months ended June 30, 1999 and 1998.

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




                                            WILLIAMS CONTROLS, INC.




                                             By: /s/ Gerard A. Herlihy
                                             -----------------------------------
                                             Gerard A. Herlihy,
                                             Chief Financial Officer



                                             By: /s/ Kim L. Childs
                                             -----------------------------------
                                             Kim L. Childs, Corporate Controller
                                             and Principal Accounting Officer







Date:  August 16, 1999

                             Williams Controls, Inc.

                                    Signature


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             WILLIAMS CONTROLS, INC.






                                             By:
                                             -----------------------------------
                                             Gerard A. Herlihy,
                                             Chief Financial Officer



                                             By:
                                             -----------------------------------
                                             Kim L. Childs, Corporate Controller
                                             and Principal Accounting Officer



Date: August 16, 1999