Form 10-K
period 1999-09-30
WILLIAMS CONTROLS INC
filed 1999-12-29
CIK 854860

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-K
               [ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                                     OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: September 30, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ______to_____

                         Commission file number 0-18083

                             Williams Controls, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                        84-1099587
-------------------------------                ---------------------------------
(State or other jurisdiction of                (I.R.S. Employer incorporation or
         organization)                                   Identification No.)


              14100 SW 72nd Avenue
                Portland, Oregon                               97224
     ---------------------------------------                 ----------
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
                                (1) Yes X    No
                                       ---     ---

                                (2) Yes X    No
                                       ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of November 30, 1999, 19,783,528, shares of Common Stock were outstanding and the aggregate market value of the shares (based upon the closing price of the shares on the NASDAQ National market) of Williams Controls, Inc. held by nonaffiliates was approximately $26,956,328.

                      Documents Incorporated by Reference

Portions of the definitive proxy statement for the 1999 Annual Meeting of Stockholders to be filed not later than January 28, 2000 are incorporated by reference in Part III hereof.

                             Williams Controls, Inc.
                             Index to 1999 Form 10-K




                                                                           Page
   Part I                                                                  ----
      Item 1.   Description of Business                                     2-7
      Item 2.   Properties                                                   7
      Item 3.   Legal Proceedings                                            8
      Item 4.   Submission of Matters to a Vote of Security Holders          8


   Part II
      Item 5.   Market for Registrant's Common Equity and Related
                Stockholder Matters                                          9
      Item 6.   Selected Financial Data                                     10
      Item 7.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations                        11-17
      Item 8.   Financial Statements and Supplementary Data                18-53
      Item 9.   Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure                         54


   Part III
      Item 10.  Directors and Executive Officers of the Registrant          54
      Item 11.  Executive Compensation                                      54
      Item 12.  Security Ownership of Certain Beneficial Owners and
                Management                                                  54
      Item 13.  Certain Relationships and Related Transactions              54


   Part IV
      Item 14.  Exhibits, Financial Statement Schedules and Reports
                on Form 8-K                                                 54


   Signatures                                                               55

                             WILLIAMS CONTROLS, INC.

                                    Form 10-K

                                     Part I


Cautionary Statement: This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, those statements relating to development of new products, the financial condition of the Company, the ability to increase distribution of the Company's products, integration of businesses the Company acquires, and disposition of any current business of the Company, including its Agriculture Equipment business unit. These forward-looking statements are subject to the business and economic risks faced by the Company. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of the factors described above and other factors described elsewhere in this report.


Item 1. Description of Business (Dollars in thousands)
-------------------------------

Williams Controls, Inc., including its wholly-owned subsidiaries, Williams Controls Industries, Inc. ("Williams"); Aptek Williams, Inc. ("Aptek"); Premier Plastic Technologies, Inc. ("PPT"); ProActive Acquisition Corporation ("ProActive"); Williams Automotive, Inc.; GeoFocus, Inc. ("GeoFocus"); NESC Williams, Inc. ("NESC"); Williams Technologies, Inc. ("Technologies"); Williams World Trade, Inc. ("WWT"); Kenco/Williams, Inc. ("Kenco"); Techwood Williams, Inc. ("TWI"); Agrotec Williams, Inc. ("Agrotec") and its 80% owned subsidiaries Hardee Williams, Inc. ("Hardee") and Waccamaw Wheel Williams, Inc. ("Waccamaw") is hereinafter referred to "we" "our" or "us."


General
-------

We are a Delaware corporation formed in 1988. The principal company in our vehicle component segment, our primary business segment, was founded by Norman
C. Williams in 1939 and acquired by the Company in 1988. Our operating subsidiaries are divided into three business units (one of which is reported as a discontinued operation).

Vehicle Components - Our vehicle component product lines primarily include electronic throttle control systems, exhaust brakes and pneumatic, hydraulic controls and plastic injection molded products including automotive taillight systems. These products are used in trucks, utility and off-highway equipment, transit buses and underground mining machines. We estimate that we have over a 65% market share of electronic throttle control systems for Class 7 and 8 trucks. The majority of these products are sold directly to original equipment manufacturers such as Freightliner, Navistar, Volvo, Isuzu and Motor Coach Industries. We also sell these products through a well-established network of independent distributors. The major competitors in one or more of our product lines include Morris Controls, Furon, Teleflex, Dura Automotive-Hella and KSR, Inc. Markets for electronic throttle control systems are developing in smaller classes of trucks, diesel-powered pick-up trucks and automobiles. The major car manufacturers are converting gasoline-powered automobiles and pick-up trucks to the electronic throttle control system, although this requires engine redesign by the automotive manufacturers which is presently ongoing. In addition, the passenger vehicles market began the introduction of adjustable foot pedal systems during 1999. We purchased an adjustable foot pedal designer and manufacturer in July 1999.

Electrical Components and Global Positioning System - Our electrical components product line includes the design and production of microcircuits, cable assemblies, position tilt sensors and other electronic products used in the telecommunication, computer and transportation industries. Major customers include Allied Signal, Raychem and Eaton Corp. Major competitors include CTS, Robertshaw Spectrol, AMP and Nethode. The global positioning system product line includes commuter railroad train tracking and agricultural cyber-farming using global positioning and geographic information systems. Our major customers include Chicago Metra, Tri-Rail, the Florida Department of Transportation and Via Tropical Fruit.

Agricultural Equipment - Our agricultural equipment product lines include rotary cutters, discs, harrows and sprayers. These products are sold to independent equipment dealers located primarily in the Southeastern United States. Our major competitors include Allied Industries (Bushhog), Wood Brothers, Taylor Industries, Inc. and Alamo Group. This business is reported as a discontinued operation.

These are our operating subsidiaries, all of which are 100% owned, and a brief description of each operating subsidiary's business (the subsidiaries that are reported as discontinued operations or are no longer operating are not listed).


Vehicle Components
------------------

Williams  Controls  Industries,   Inc.:  Manufactures  vehicle  components  sold
primarily in the transportation industry.

ProActive Acquisition Corporation.: Conducts research and development activities related to adjustable foot pedals and manufactures adjustable pedal systems.

Premier Plastic Technologies, Inc.: Manufactures plastic components for the automotive industry.

NESC Williams, Inc.: Installs conversion kits to allow vehicles to use compressed natural gas and provides natural gas well metering services.

Williams Automotive, Inc.: Markets our products to the automotive industry.

Williams  Technologies,  Inc.:  Supports  all  subsidiaries  of our  company  by
providing   research  and   development   and  developing   strategic   business
relationships to promote "technology partnering."

Williams  World  Trade,   Inc.:   Manages  foreign   sourcing  for  all  of  our
subsidiaries, affiliates and third party customers through its wholly owned subsidiary located in Kuala Lumpur, Malaysia.


Electronic Components and Global Positioning System
---------------------------------------------------

Aptek Williams, Inc.: Develops and produces sensors, microcircuits, cable assemblies and other electronic products for the telecommunications and the transportation industry, and conducts research and development activities to develop commercial applications of sensor related products for the subsidiaries of the Company.


GeoFocus, Inc.: Develops train tracking and cyber-farming systems using global positioning systems and geographical information systems.


Acquisitions and Dispositions
-----------------------------

From fiscal 1994 through fiscal 1996, we pursued an acquisition strategy to integrate vertically through the acquisition of a sensor manufacturing company and horizontally through the acquisition of companies in similar industries that could benefit from our sensor and control experience. During this period, we acquired several companies with products that could benefit from sensor and control applications.

In fiscal 1997, we changed our diversification acquisition strategy to focus our corporate and financial resources on opportunities emerging in our vehicle components business unit and global positioning system train tracking markets. We may not be able to capitalize on opportunities emerging in vehicle components or global positioning system train tracking markets and/or the development of commercial applications of sensor related products. In addition, if we are successful in one or more endeavors, we cannot be certain that those endeavors will be profitable.

In March 1998, we completed the sale of our subsidiary comprising the automotive accessories business unit. On December 14, 1998, we announced our intention to sell the agricultural equipment business unit, and we retained an investment banking firm to advise us on the sale and solicit potential purchasers for the business unit. In June 1998, we restructured our investment in Ajay Sports, Inc. to provide for a repayment of all loans and an increase in the dividend rate on our preferred stock investment on June 30, 2001. In July 1999, we purchased the ProActive pedals division of Active Tools Manufacturing, Co., Inc. ProActive Pedals is a designer and develop of adjustable foot pedal system and modular pedal systems.


Competition
-----------

In general, our products are sold in highly competitive markets to customers who are sophisticated and demanding concerning price, performance and quality. Products are sold in competition with other independent suppliers (some of which have substantial financial resources and significant technological capabilities), and many of these products are, or could be, produced by the manufacturers to which we sell these products. Our competitive position varies among our product lines.

In the vehicle components segment, we are the largest domestic producer of ETCs sold in the heavy truck ETC market. We have only one primary competitor in the diesel heavy truck market. We also manufacture pneumatic and air control systems for the heavy truck market, which is comprised of numerous highly fragmented competitors. We believe the principal method of competition for ETC in the trucking industry is quality and engineering added value and reputation. In addition, attainment of the ISO 9001 and QS 9000 quality certifications is critical to qualifying as a supplier to the automotive industry and certain manufacturers in the truck industry. Three of our manufacturing facilities in our vehicle components segment have attained these certifications.

During fiscal 1999, we began the introduction of our electronic throttle control systems product into the passenger vehicle market which consists of cars, small trucks, mini vans and sport utility vehicles. Although our electronic throttle control systems product has been successful in the domestic heavy duty truck market, we cannot be sure that it will be fully accepted in these new markets. Introduction of electronic throttle control in gasoline engines will require modification or redesign of engine components that will be dependent upon the timing of development by the automotive manufacturers and their original equipment manufacturers. However, based on initial acceptance, we expect that a substantial number of passenger vehicles will convert to electronic throttle controls over the next five years. Our primary competitors in the United States are Teleflex, Dura Automotive-Hella and KSR, Inc. Each of these companies is substantially larger and has greater financial resources than us. Furthermore, we have no control over the timing of the introduction of the electronic throttle control into the automotive, small truck and sport utility vehicle markets.

We purchased substantially all of the assets and assumed certain liabilities of ProActive Pedals in July 1999. ProActive owns patent rights and designs for adjustable foot pedal systems and currently produces the adjustable foot pedal for the Dodge Viper. We currently compete against Teleflex and KSR, Inc. in the adjustable foot pedal market, and we expect Dura Automotive-Hella to enter the market with adjustable foot pedal designs. Thus, we will be competing against much larger competitors in these markets with financial resources much greater than ours and with existing long-term supplier relationships with the automotive industry.

Marketing and Distribution
--------------------------

We sell our products to customers in the truck, automotive, heavy equipment, telecommunication and other diversified industries worldwide; approximately 95% of its sales from continuing operations are to customers in the vehicle component segment and 63% of its sales from continuing operations are from sales of ETC products. For the years ended September 30, 1999, 1998 and 1997, Freightliner accounted for 27%, 21% and 16%, Navistar accounted for 15%, 16%, and 16%, Volvo accounted for 8%, 9%, and 8% and General Motors accounted for 5%, 3% and 0% of net sales from continuing operations, respectively. Approximately 20%, 15% and 14% of net sales from continuing operations in fiscal 1999, 1998 and 1997, respectively, were to customers outside of the United States, primarily in Canada, Mexico and Sweden, and, to a lesser extent, in Europe, South America and Australia. See note 15 of Notes to Consolidated Financial Statements.

The Company performs ongoing credit evaluations of its customers' financial condition and maintains allowances for potential credit losses. Actual losses and allowances have been within management's expectations.


Existing Future Sales Orders
----------------------------

Future sales orders for our products were approximately $17,625 at September 30, 1999, compared to approximately $16,100 at September 30, 1998. These are orders for which customers have requested delivery at specified future dates within one year. We have not experienced significant problems delivering products on a timely basis.


Environment
-----------

Our operations result in the production of small quantities of materials identified by the Environmental Protection Agency of the United States
Government as "hazardous waste substances" which must be disposed of in accordance with applicable local, state and federal guidelines. Substantial liability may result to a company for failure, on the part of itself or its contractors, to dispose of hazardous wastes in accordance with the established guidelines, including potential liability for the clean up of sites affected by improper disposals. We use our best efforts to ensure that any hazardous substances are disposed of in an environmentally sound manner and in accordance with these guidelines.

We have identified certain contaminants in the soil of our Portland, Oregon manufacturing facility, which we believe was disposed on the property by a previous property owner. We intend to seek indemnification from such party for the costs of permanent monitoring, or cleanup if required. We have retained an environmental consulting firm that has conducted tests to determine the extent of any contamination. Based on the results of the tests and current regulations, the contamination is not a reportable event. We believe that we can enforce available claims against the prior property owner for any costs of monitoring or cleanup. We believe we are currently in compliance with environmental regulations.


Government Regulation
---------------------

Our vehicle component products must comply with the National Traffic and Motor Vehicle Safety Act of 1966, as amended, and regulations promulgated thereunder which are administered by the National Highway Traffic Safety Administration ("NHTSA"). If, after an investigation, NHTSA finds that we are not in compliance with any of it's standards or regulations, among other things, it may require that we recall our products, which are found not to be in compliance, and repair or replace such products. We believe we are currently in compliance with NHTSA.

Product Research and Development
--------------------------------

Our operating facilities engage in engineering, research and development and quality control activities to improve the performance, reliability and cost-effectiveness of our product lines. Our engineering staff works closely with our customers in the design and development of new products and adapting products for new applications. During 1999, 1998 and 1997, the Company spent $3,424, $2,778, and $1,832 respectively, on these activities for continuing operations. We intend to increase our research and development expenditures in fiscal 2000 to design ETC products compatible with gasoline powered vehicles, develop commercial applications for inertia, tilt and position sensor products, and the development of adjustable foot pedal and ETC systems for automotive, sport utility vehicles, light trucks and heavy trucks, and further development of train tracking products. The Company is in the early stages of development of these programs and expects to increase research and development spending by approximately $3,000 in fiscal 2000. The majority of the additional expense will be spent on developing passenger vehicle ETC and adjustable foot pedals.


Patents and Trademarks
----------------------

Our product lines generally have strong name recognition in the markets in which they serve. We have a number of product patents over a period of years, which expire at various times. We consider each patent to be of value and aggressively protect our rights against infringement throughout the world. We own two patents (expiring in 2009) which we believe improves the marketability of the electronic product line of the heavy vehicle components segment. We do not consider that the loss or expiration of either patent would materially adversely affect us; however, competition in the electronic product line could increase without these patents. We have entered into a royalty bearing patent license agreement with a private inventor, under which we hold an exclusive, worldwide license for three patents covering adjustable foot pedals. The license agreement remains in effect for the life of the patents and requires yearly minimum payments to the inventor. We believe these licensed patents play a significant role in establishing our proprietary position in the adjustable foot pedal market, and the termination of the license or the loss of any of the licensed patents could materially adversely affect our ability to market adjustable foot pedals. We own numerous trademarks, enabling us to market our products worldwide. These trademarks include "Williams" and "Aptek". We believe that in the aggregate, the rights under our patents and trademarks are generally important to our operations, but do not consider that any patent or trademark or group of them related to a specific process or product is of material importance in relation to our total business except as described above.


Raw Materials; Reliance on Single Source Suppliers
--------------------------------------------------

We produce our products from raw materials, including brass, aluminum, steel, plastic, rubber and zinc, which currently are widely available at reasonable terms. We rely upon, and expect to continue to rely upon CTS Corporation and Caterpillar, Inc. as single source suppliers for critical components and/or products as these suppliers are currently the only manufacturers of sensors made specifically for the Company's ETC system. We manufacture a foot pedal using a contact position sensor manufactured by Caterpillar, Inc. used exclusively on Caterpillar engines. Caterpillar supplies this sensor and requires that its sensor be used on all Caterpillar engines; therefore, the Company does not consider the Caterpillar sensor supply to be at risk. Although these suppliers have been able to meet our needs on a timely basis, and appear to be willing to continue being suppliers there is no assurance that a disruption in a supplier's business, such as a strike, would not disrupt the supply of a component.


Product Warranty
----------------

We warrant our products to the first retail purchaser and subsequent owners against malfunctions occurring during the warranty period resulting from defects in material or workmanship, subject to specified limitations. The warranty on vehicle components is limited to a specified time period, mileage or hours of use, and varies by product and application. We have established a warranty reserve based upon our estimate of the future cost of warranty and related service costs. We regularly monitor our warranty reserve for adequacy in response to historical experience and other factors.

Employees
---------

We employ  approximately  514  employees,  including  140 union  employees.  Our non-union employees are engaged in sales and marketing, accounting and administration, product research and development, production and quality control. Our union employees are engaged in manufacturing vehicle components in the Portland, Oregon facility and are represented by the International Union, United Automobile Workers of America and Amalgamated Local 492 (the "Union"). We have a collective bargaining agreement with the Union that expires in September 2002, which provides for wages and benefits (including pension, death, disability, health care, unemployment, vacation and other benefits) and contains provisions governing other terms of employment, such as seniority, grievances, arbitration and Union recognition. Our management believes that our relationship with our employees and the Union are good. We could experience a change in non-union labor costs as a result of changes in local economies and general wage increases.


Item 2. Properties
------------------
(Dollars in thousands)

The following table outlines the principal manufacturing and other facilities owned by us, subject to mortgages on all facilities except Williams and Agrotec.




Entity             Facility Location                   Type and Size of Facility
------             -----------------                   -------------------------

Williams           Portland, Oregon                    Manufacturing and offices
                                                       160,000 square feet

Aptek              Deerfield Beach, Florida            Manufacturing and offices
                                                       48,000 square feet

Hardee             Loris, South Carolina               Manufacturing and offices
                                                       101,000 square feet


Agrotec            Pendleton, North Carolina           Manufacturing and office
                                                       43,000 square feet

Our manufacturing facilities are equipped with the machinery and equipment necessary to manufacture and assemble its products. Management believes that the facilities have been maintained adequately, and that we could increase our production output significantly at any of our facilities with additional equipment and work force. The Hardee and Agrotec properties are classified as assets held for disposition.


Facilities that are encumbered by mortgages at September 30, 1999 are as follows: Hardee, $570 and Aptek $2,381. A bank holds a deed of trust on the Williams facility.

Item 3. Legal Proceedings
-------------------------

Williams Controls, Inc. and its consolidated subsidiaries are parties to various pending judicial and administrative proceedings arising in the ordinary course of business. Our management and legal counsel have reviewed the probable outcome of these proceedings, the costs and expenses reasonably expected to be incurred, the availability and limits of our insurance coverage, and our established reserves for uninsured liabilities. While the outcome of the pending proceedings cannot be predicted with certainty, based on our review, management believes that any liabilities that may result are not reasonably likely to have a material effect on the Company's liquidity, financial condition or results of operations.



Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

We did not submit any matters to a vote of its security holders during the fourth quarter of the year ended September 30, 1999.

                                     Part II
                                     -------


Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
-----------------------------------------------------------------------------

Our common stock is traded on the over-the-counter market of the National Association of Securities Dealers Automated Quotation ("NASDAQ") National Market System under the symbol "WMCO."

The range of high and low bid closing quotations for our common stock for each fiscal quarter for the past two fiscal years is as follows:

                                                                 1999
                                                           ----------------
              Quarter                                      High        Low
              -------                                      -----      -----
    October 1 - December 31                                $2.50      $2.00
    January 1 - March 31                                    3.00       2.19
    April 1 - June 30                                       3.25       2.19
    July 1 - September 30                                   3.13       2.47


                                                                 1998
                                                           ----------------
              Quarter                                      High        Low
              -------                                      -----      -----
    October 1 - December 31                                $2.50      $1.94
    January 1 - March 31                                    2.78       2.22
    April 1 - June 30                                       3.34       2.59
    July 1 - September 30                                   2.94       2.03



There were 488 record holders of our common stock as of November 30, 1999. We have never paid a dividend with respect to our common stock and have no plans to pay a dividend in the foreseeable future.

Item 6. Selected Financial Data
-------------------------------
(Dollars in thousands - except per share amounts)



 Statement of Income Data:
 Year ended September 30,                                   1999*       1998        1997       1996**      1995***
 ------------------------                                   -----       ----        ----       ------      -------

 Net sales from continuing operations                     $ 61,422    $ 57,646    $ 46,671    $ 40,253    $ 37,968
 Earnings (loss) from continuing operations                 (3,928)      4,611       2,515       2,975       4,812
 Net earnings (loss)                                        (9,539)        312      (2,037)       (561)      4,512
 Earnings (loss) from continuing operations
     per common share - basic                                (0.24)       0.24        0.14        0.18        0.28
 Earnings (loss) from continuing operations
     per common share - diluted                              (0.24)       0.23        0.14        0.17        0.27
 Net earnings (loss) per common share - basic                (0.54)       0.00       (0.12)      (0.03)       0.27
 Net earnings (loss) per common share - diluted              (0.54)       0.00       (0.12)      (0.03)       0.26
 Cash dividends per common share                                 -           -           -          -            -

 Balance Sheet Data:
 September 30,                                              1999*       1998        1997       1996**      1995***
 ------------------------                                   -----       ----        ----       ------     -------
 Current assets                                           $ 28,023    $ 31,716    $ 25,156    $ 30,926    $ 25,788
 Current liabilities                                        18,865      12,767       9,028      29,600       7,881
 Working capital                                             9,158      18,949      16,128       1,326      17,907
 Total assets                                               64,504      68,565      48,313      53,049      47,182
 Long-term liabilities                                      27,423      31,387      22,450       4,726      20,244
 Minority interest in consolidated subsidiaries                  -           -           -         713         764
 Shareholder' equity                                        18,206      24,411      16,835      18,010      18,293



Note: Except for the balance sheet amounts for 1996 and 1995, the above amounts reflect the Automotive Accessories and Agricultural Equipment segments as discontinued operations. See Note 14 to the Notes to the Consolidated Financial Statements.

*1999 data includes an acquisition made in July. Net sales, loss from operations (including expense of $1,750 for acquired in-process research and development), and total assets related to this acquisition were $55, $(2,066) and $6,320, respectively. The 1999 loss from continuing operations includes a loss from impairment of assets of $5,278. See Notes 10 and 18 to the Notes to Consolidated Financial Statements for information on the acquisition and the impairment loss.

**1996 data includes acquisitions made in April and July 1996. Net sales, loss from operations and total assets related to these acquisitions were $2,782, $(46) and $2,869, respectively.

***1995 data includes an acquisition made in April. Net sales, income from operations and total assets related to this acquisition were $2,863, $182 and $7,544, respectively.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------
(Dollars in thousands - except per share amounts)

See "Cautionary Statement" contained at the beginning of this report.

Financial  Position and Capital  Resources
Financial  Condition,  Liquidity and Capital Resources
------------------------------------------------------

Our principal sources of liquidity are funds generated from operations, borrowings under our credit facilities, and capital leases for equipment purchases from various leasing companies. Primarily as a result of the acquisition of ProActive Pedals in July 1999 (see Note 18 to the Notes to the Consolidated Financial Statements), we have a bridge loan outstanding from our bank at September 30, 1999. This loan, Term Loan III, is due in February 2000. We plan to initiate the process of refinancing this borrowing by raising capital or debt in a private placement, which we expect to complete in February 2000. Should we not be successful in refinancing this borrowing, we would request an extension on the due date of Term Loan III from the bank. We anticipate that cash generated from operations, bank borrowings and capital leases will be sufficient to satisfy our other working capital and capital expenditure requirements for current operations for the next twelve months. At September 30, 1999, the Company's working capital decreased to $9,158 compared to $18,949 at September 30, 1998, and the current ratio was 1.49 at September 30, 1999 compared to 2.48 at September 30, 1998. The decrease in working capital is attributable primarily to the writedown of asset values related to an increase in the estimated loss on disposal for the Agriculture Equipment segment, the $2,500 short term bridge loan for the acquisition of ProActive, and increased accounts payable at September 30, 1999, partly due to significant capital expenditures made during the fourth quarter.

Cash increased $1,042 at September 30, 1999 compared to September 30, 1998 as a result of a large payment from a customer received on September 30. Net deferred income tax assets increased $4,692, from $2,204 at September 30, 1998 to $6,896 at September 30, 1999, primarily due to an increase in the estimated loss on disposal of the Agricultural Equipment segment and the loss from impairment of assets of the Automotive Accessories segment. At September 30, 1999 property, plant and equipment increased $762 to $20,775, compared to $20,013 at September 30, 1998 due primarily to capital equipment purchases for machinery and equipment, offset somewhat by the sale of a building and land which were being leased by a third party and an increase in accumulated depreciation. At September 30, 1999, long-term debt and capital leases decreased $667 to $29,936, compared to $30,603 at September 30, 1998. Repayments of long term debt and capital leases totaling $3,395 and a reduction of capital lease obligations from termination of the sale/leaseback transaction (see discussion below) offset term loan borrowings totaling $5,000 and increased capital leases totaling $1,819. At September 30, 1999, shareholders' equity decreased $6,205 to $18,206, compared to $24,411 at September 30, 1998 due primarily to a net loss of $9,539 for fiscal 1999, partially offset by net proceeds from a private placement of common stock totaling $3,379 completed during fiscal 1999.

Cash flows from continuing operations were $7,664 for the year ended September 30, 1999 compared to $2,083 for the year ended September 30, 1998. During the year ended September 30, 1999, decreased earnings of $9,851 and an increase in deferred income taxes from continuing operations of $2,565 were offset by a charge for acquired in-process research and development of $1,750, and a loss from impairment of assets of the Automotive Accessories segment totaling $5,278. The Company's discontinued operations used cash of $1,998 and $3,700 for the years ended September 30, 1999 and 1998, respectively.

In August, 1999, $500 was paid to a previous lender, on behalf of Ajay, under the terms of an intercreditor agreement. In July, 1999, a building and land were sold with net proceeds of $1,192. The impairment loss of $5,278 includes $528 related to this disposal. During fiscal 1999, $575 of advances were made under a note to Kenco Products, Inc. ("KPI"). The impairment loss of $5,278 includes amounts advanced to KPI under the note.

In April 1997 we sold the Portland, Oregon manufacturing facility in a sale/leaseback transaction for $4,600. The transaction was accounted for as a financing and the capitalized lease obligations of $4,600 were recorded as long-term liabilities. In April 1998, under the terms of the agreement, we provided a mortgage note to the purchaser in the amount of $3,200, which was reported as a note receivable at September 30, 1998. In December 1998, we exercised a repurchase option on the property and repurchased the building for $4,700 consisting of cash of $1,500 and the note receivable of $3,200.

Accordingly, the note receivable of $3,200 and the capital lease obligation of $4,600 have been eliminated from the balance sheet at September 30, 1999. The costs associated with the building repurchase are reported in other expenses during the year ended September 30, 1999.

In July, 1999 we consummated the private placement of common stock with net proceeds of $3,379. In addition, during July, we borrowed $2,500 from our bank under an additional term loan. Proceeds from the common stock offering and the term loan were used to purchase the net assets of ProActive Pedals, a division of Active Tool and Manufacturing. The purchase price of ProActive Pedals was $5,750, plus assumption of approximately $286 in liabilities. In addition, the Company entered into a patent license agreement with the patent holder, which required an initial payment of $600 and minimum annual royalty payments of $95 per year for ten years. The primary assets acquired include tooling designs; technology and patent rights on adjustable foot pedal systems, as well as modular foot pedal systems. The additional bank financing was borrowed under an amendment to the Company's existing financing facility as Term Loan III. The principal amount as Term Loan III is payable in three equal monthly installments of $139 (plus interest) beginning in November 1999 with the remaining balance of $2,083 due in February 2000. Interest on Term Loan III is computed at the prime rate plus 1.25%. (9.5% at September 30, 1999).

In December, 1998 we borrowed $2,500 from our bank under amended term loans to finance the repurchase of the Portland, Oregon manufacturing facility and for working capital purposes. Approximately $1,222 of the additional financing was borrowed under an amendment to our existing Term Loan I, the increased principal amount of which is payable in equal monthly installments of $60 with the remaining balance of the entire Term Loan I of $3,150 due at maturity on July 11, 2001. Approximately $1,278 of the additional financing was provided under an amended Term Loan II which is payable in 18 equal installments of $71, plus variable interest (8.5% at June 30, 1999).

During the three fiscal years ended September 30, 1999, our Agriculture Equipment segment has reported net losses from operations totaling $2,651 and reported a total net loss on disposal of $7,014. In addition, during this same period, our Automotive Accessories segment reported net losses from operations totaling $1,207 and reported a total net loss on disposal of $3,590. During this same three year period ended September 30, 1999, proceeds of $1,124 were received for the sale of the Automotive Accessories segment and $4,273 of cash was used for these two discontinued operations. We anticipate the Agricultural Equipment segment will use cash during the 2000 fiscal year, until it is disposed of.

The Company had $187 available under its revolving credit facility with a bank at September 30, 1999. At September 30, 1999, the bank waived compliance with all financial covenants as the Company was out of compliance at September 30, 1999 with its covenants under its borrowing arrangement. The waivers were obtained in a manner that allows the Company's debt to be classified as current and long-term based on the payment terms of the loans at September 30, 1999.

Market Risk - The Company has not entered into derivative financial instruments. The Company may be exposed to future interest rate changes on its debt. The Company does not believe that a hypothetical 10 percent change in end of period interest rates would have a material effect on the Company's cash flow.

In June, 1999 the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 137"). SFAS 137 is an amendment to SFAS 133 "Accounting for Derivative
Instruments and Hedging Activities." SFAS 137 establishes accounting and reporting standards for all derivative instruments. SFAS 137 is effective for fiscal years beginning after June 15, 2000. The Company does not have any derivative instruments and accordingly, the adoption of SFAS 137 will have no impact on the Company's financial position or results of operations.

Year 2000 Conversion - The Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software failures. Software failures due to processing errors potentially arising from calculations using the Year 2000 date are a known risk. The Company has addressed the risk to the availability and integrity of financial systems and the reliability of the operational systems. The Company has established processes for evaluating and managing the risks and costs associated with this problem, including communicating with suppliers, dealers and others with which it does business to coordinate Year 2000 conversion. During 1998, the Company began implementing the installation of new financial software that is Year 2000 compliant for the purpose of improving operations and service to its existing and prospective truck and automotive customers. This task has been completed in 1999. The decision to upgrade the Company's software was made irrespective of Year 2000 compliance issues.

Since January, 1998, the Company has been engaged in achieving Year 2000 compliance. The Company's Year 2000 project is divided into several phases and corrective actions for major systems are complete. All hardware, software, services and business relationships with trading partners that could be affected by Year 2000 issues were tested for Year 2000 compliance.

The Company relies on computer systems and software to operate its business, including applications used in sales, purchasing, inventory management, finance and various administrative functions. The Company had determined that certain of its software applications would be unable to interpret appropriately the calendar Year 2000 and subsequent years. As of December 15, 1999, 100% of the Company's mission critical systems that may have a material Year 2000 liability are Year 2000 compliant.

The Company's amended budget for its Year 2000 project is $310, all of which had been spent through December 1999. The Company acquires a majority of its inventory from approximately 20% of its vendors. If these vendors have unresolved Year 2000 issues that affect their ability to supply merchandise, the Company could be adversely affected. The Company conducted an assessment of vendors whose potential Year 2000 liability could materially affect operations. Based on this assessment the Company believes that it is not materially at risk from a Year 2000 liability posed by its vendors. In the event a vendor's ability to supply the Company is adversely affected by Year 2000 issues, the Company believes that it will be able to find alternative suppliers.

Should there be a mission critical system, not previously identified as such, that becomes a Year 2000 liability or should a vendor unexpectedly experience Year 2000 issues which adversely affect its ability to supply merchandise, the Company's business, financial condition and results of operations could be adversely affected. However, the Company believes that the financial impact would not be material since all systems believed by the Company to be critical are Year 2000 compliant and the Company believes it is not materially at risk from a negative impact as a result of a Year 2000 liability caused by a vendor.


Risks - Despite the Company's efforts to identify all internal systems with Year 2000 issues, it is likely that unexpected problems will arise. As with most businesses, the Company will also be at risk from external infrastructure failures that could arise from Year 2000 failures. It is possible, for example, that electrical power, telephone and financial networks across the nation will experience breakdowns in the days and weeks following January 1, 2000. There is also a real possibility of failures of key components in the national transportation infrastructure or delays in rail, over-the-road and air shipments due to failures in transportation control systems due to the Year 2000 problem. Investigation and assessment of risks associated with such ubiquitous and interconnected utility systems and transportation systems are beyond the resources of the Company. The failure by the Company or third parties to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain of the Company's normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition.

Results of Operations
Year ended September 30, 1999 compared to the year ended September 30, 1998
---------------------------------------------------------------------------

Overview
--------

Net sales from continuing operations increased 6.6% to $61,422 in fiscal 1999 from $57,646 in fiscal 1998 due to higher unit sales volumes in the Company's vehicle components segment.

In fiscal 1999, loss from continuing operations was $3,031, compared to earnings from continuing operations of $8,991 in fiscal 1998. The decrease, totaling $12,022, was the result of reduced gross margin of $3,398, primarily due to increased warranty expenses and increased inventory reserves based on events in the fourth quarter of fiscal 1999. Also in fiscal 1999, we expensed $1,750 for research and development efforts in process at the date of acquisition of ProActive and recognized a $5,278 loss from the impairment of assets related to Kenco, our former Automotive Accessories segment.

Net loss allocable to common shareholders was $10,135 in fiscal 1999 compared to net income allocable to common shareholders of $42 in the prior fiscal year due to the factors described above, as well as an increase in the net loss from discontinued operations based upon events and information that resulted in management's revised estimates of the net realizable value of the Agricultural Equipment segment.


Net Sales
---------
Sales from continuing operations increased $3,776, or 6.6%, to $61,422 in the year ended September 30, 1999 from $57,646 in the year ended September 30, 1998 primarily due to higher unit sales volumes in our Vehicle Components segment.

Sales from continuing operations in the Vehicle Components segment increased $4,065, or 7.5%, to $58,136 in the year ended September 30, 1999 over levels achieved in the year ended September 30, 1998 due to higher ETC unit sales. Sales from continuing operations in our Electrical Components and GPS segment decreased $289, or 8.1%, due to lower unit sales of electrical components.


Gross margin
------------

Gross margin from continuing operations decreased $3,398, or 19.4%, to $14,119 (23.0% of sales) compared to $17,517 (30.4% of sales) in the year ended September 30, 1998. Gross margin decreased $2,091 or 12.9%, in the year ended September 30, 1999 in the Vehicle Components segment due primarily to increased losses at the company's plastic injection molding and tooling subsidiary and increased warranty costs of $781.

Our plastic injection molding and tooling subsidiary, the operating results of which are included in the Vehicle Components segment, reported an increased loss from operations in the year ended September 30, 1999 of $3,673. Sales, gross margin (loss) and operating loss for the year ended September 30, 1999 were $5,253, ($3,083), and ($4,445), respectively, compared to $4,949, $205 and
($772) in the prior fiscal year. The operation moved to a new facility in the fourth quarter of fiscal 1998 that has a higher breakeven sales level and plant capacity than the prior facility. The operation has not achieved breakeven sales to date and is not expected to achieve breakeven sales until the second quarter of fiscal 2000, when a new $16,000 contract is scheduled to begin. In addition, the plastic injection and molding subsidiary has been experiencing operating problems resulting from inefficient production from defective molds supplied by customers and operating problems on the manufacturing floor. The Company is evaluating each of the molds in an effort to reduce the high scrap rate it has experienced. Also, in response to the issues previously mentioned, in the fourth quarter of fiscal 1999, the tooling operation was closed down.

Gross margin at the Electrical Components and GPS segment decreased $852 from $740 for the year ended September 30, 1998 to ($112) for the year ended September 30, 1999 primarily due to fixed expenses and other charges.

Operating expenses
------------------

In conjunction with the acquisition of the ProActive Pedal Division of Active Tool and Manufacturing Co., Inc. in July, 1999, we expensed $1,750 of the purchase price as acquired in-process research and development during the year ended September 30, 1999. Also, during the year ended September 30, 1999, we recognized a $5,278 loss from the impairment of assets related to Kenco, the Company's former Automotive Accessories segment. The loss consisted of an impairment of non-voting preferred stock and notes and accounts receivable totaling $4,655 and impairment of property totaling $623 (see Note 10 to the Notes to Consolidated Financial Statements).

Operating expenses before the charge for acquired in-process research and development and the loss from impairment of assets increased $1,596, or 18.7%, to $10,122 for the year ended September 30, 1999 compared to $8,526 for the year ended September 30, 1998 primarily as a result of increased research and development expenses of $646 and an increase in administration expenses of $1,018. Research and development expenses were increased to support new product development for development of the automotive ETC product, for development of sensor-related products and for existing customers. Operating expenses before the charge for acquired in-process research and development and loss from impairment of assets as a percentage of sales, was 16.5% and 14.8% in the year ended September 30, 1999 and 1998. Operating expenses before the charge for acquired in-process research and development and loss from the impairment of assets increased $2,269, or 42.6%, in the year ended September 30, 1999 in the Vehicle Components segment and decreased $219, or 8.0%, in the Electrical Components and GPS segment compared to the prior year period.

Selling expenses were reduced $68 for the year ended September 30, 1999 compared to 1998. Selling and expenses as a percent of sales decreased to 3.3% in the year ended September 30, 1999 compared to 3.6% in the prior year.

In addition, administration expenses increased $1,018, primarily to support management information service needs with the recent implementation of new ERP systems, as well an increased bad debt expense, totaling $225, primarily related to closing the tooling operation at the plastic injection molding facility, and increased payroll and related costs totaling $160 to support the sophisticated machinery and expanded operations at our plastic injection molding and tooling subsidiary.

Acquired In-Process Research and Development - In connection with its acquisition of the assets of ProActive Pedals in July, 1999, the Company recorded a pretax charge of $1,750 for research and development efforts in process at the date of the acquisition. See Note 18 to the Notes to Consolidated Financial Statements.

The value assigned to the in-process research and development efforts was determined by independent appraisal and represents those efforts in process at the date of acquisition that had not reached the point where technological feasibility had been established and that had no alternative future uses. Accounting rules require that these costs be expensed as incurred. At September 30, 1999, the Company believes that acquired in-process research and development efforts related to the acquisition will result in commercially viable products during fiscal 2001 at an additional cost of approximately $3,500.


Interest and Other Expenses
---------------------------

Interest expense increased $349 to $2,154 in the year ended September 30, 1999 from $1,805 in the year ended September 30, 1998. Interest expense increased primarily as a result of increased capital lease obligations that are at a higher average interest rate than bank debt. Allocated interest expense included in discontinued operations for the year ended September 30, 1999 and 1998 was $277 and $477, respectively.


Discontinued operations
-----------------------

The Company reported a net loss from discontinued operations of $5,611 for year ended September 30, 1999 compared to a net loss of $4,299 for the year ended September 30, 1998. The Company adopted a plan of disposal for the Agriculture Equipment segment in late 1998. As a result, a net loss on disposal totaling $1,403 was recorded for this segment. However, during the year ended September 30, 1999, an additional net loss on disposal totaling $5,611 was recorded for the disposal of this segment. The loss in fiscal 1999 is based on events and information, which resulted in management's revised estimate of the net realizable value of the Agricultural Equipment Segment. The revised estimate is based on contract negotiations and lower than anticipated bids for portions or all of the segment.

Net sales from the Agriculture Equipment segment declined $1,275, or 15.0% to $7,225 in the year ended September 30, 1999 compared to $8,500 in the year ended September 30, 1998. The decline in sales was due to lower unit sales attributable primarily to a weak farm economy.

Estimated future losses from discontinued operations for the Automotive Accessories segment were accrued in fiscal 1997. The Automotive Accessories segment was sold in March 1998, and the loss was $1,625 net of income tax benefits of $1,001. The additional loss in fiscal 1998 over that accrued in fiscal 1997 resulted from the loss on the actual disposition of the Automotive Accessories segment which was sold in 1998.

Net earnings (loss) allocable to common shareholders
----------------------------------------------------

Net earnings (loss) allocable to common shareholders were $10,135 in the year ended September 30, 1999 compared to $42 in the prior fiscal year due to decreased earnings from operations, including the charge for acquired in-process research and development and the loss from impairment of assets as described above.

The effective income tax rate for continuing operations was (27.5)% and 33.9% for the year ended September 30, 1999 and 1998.

Results of Operations
Year ended September 30, 1998 Compared to September 30, 1997
------------------------------------------------------------

Overview
--------

Net sales from continuing operations increased 23.5% to $57,646 in fiscal 1998 from $46,671 in fiscal 1997 due to higher unit sales volumes in the Company's Vehicle Components segment.

Earnings from continuing operations increased $2,599, or 40.7%, to $8,991 in fiscal 1998 from $6,392 in fiscal 1997. The increase was due to increased earnings from continuing operations of $3,383 in the Company's Vehicle Components segment due to higher unit sales, which was offset by lower earnings from continuing operations of $784 in the electrical components and GPS segment due to increased operating expenses for research and development and administration incurred for sensor development. Net earnings from continuing operations increased 83.3%, or $2,096 in fiscal 1998 primarily as a result of increased earnings before interest and taxes of $2,220 and a lower effective tax rate as a result of anticipated and realized state tax refunds from prior years.

Net earnings allocable to common shareholders was $42 in fiscal 1998 compared to a net loss allocable to common shareholders of $2,037 in the prior fiscal year due to increased net income from continuing operations offset by losses in the Company's discontinued Automotive Accessories and Agricultural Equipment segments.

Net Sales
---------

Net sales from continuing operations in the Vehicle Components segment increased $11,157, or 26.0%, to $54,071 in fiscal 1998 over levels achieved in fiscal 1997 due to higher ETC unit sales volumes in the Class 7 and 8 truck OEM markets. Net sales from continuing operations in the Company's electrical component and GPS segments decreased $182, or 4.8%, due to lower unit sales of electrical components. Sales of Vehicle Components and electrical components accounted for 93.8% and 6.2% as a percent of total sales for the year ended September 30, 1998 compared to 92.0% and 8.0% for the prior year.

Gross margin
------------

Gross margin from continuing operations increased $4,820, or 38.0%, to $17,517 compared to $12,697 in fiscal 1997. Gross margins increased 40.6% in fiscal 1998 in the Vehicle Components segment due to higher unit sales volumes of ETC products and improved margins at the Company's plastic injection molding facility. Increases in this segment were offset by a decrease in gross margin of 2.9% in the electrical component and GPS segments. Decreased gross margins in these segments are attributed to lower unit sales volumes. Gross margins as a percent of sales increased to 30.4% in fiscal 1998 compared to 27.2% in fiscal 1997 primarily as a result of improved operating margins at the Company's plastic injection molding facility in the Vehicle Components segment.

Operating expenses
------------------

Operating expenses for continuing operations increased $2,221, or 35.2%, during fiscal 1998 compared to amounts in fiscal 1997. Operating expenses as a percentage of net sales from continuing operations increased to 14.8% in fiscal 1998 compared to 13.5% in fiscal 1997. Operating expenses increased $1,458, or 33.7%, in fiscal 1998 in the Vehicle Components segment and $762, or 38.5%, in the electronic components and GPS segment compared to 1997 levels. Increases in operating expenses were attributed to higher research and development expenses related to new product development and increased selling and administration costs to support the increased sales levels.

Research and development expenses for continuing operations increased $946, or 51.6%, to $2,778 during fiscal 1998 compared to amounts in fiscal 1997. As a percentage of net sales from continuing operations, research and development expenses increased from 3.9% to 4.8%. Research and development expenses were increased in fiscal 1998 to support new product development for existing customers, for development of the automotive ETC product and for development of sensor-related products.

Selling expenses for continuing operations increased 21.6% to $2,065 in fiscal 1998 compared to 1997 levels. Selling expenses as a percentage of net sales from continuing operations were 3.6% in fiscal 1997 and 1998. Selling expenses increased to support increased sales volumes in the Vehicle Components segment.

General and administrative expenses for continuing operations increased $908, or 32.7%, in fiscal 1998 to $3,683 compared to fiscal 1997 amounts. General and administrative expenses were 6.4% and 5.9% of net sales from continuing operations in fiscal 1998 and 1997, respectively. Increases in dollar amount in fiscal 1998 were attributed to additional administrative personnel required to support increased sales volumes.


Interest and Other Expenses
---------------------------

Interest expenses increased $434, or 31.7%, to $1,805 in fiscal 1998 from $1,371 in fiscal 1997 due to increased borrowings. Allocated interest expense included in discontinued operations for the year ended September 30, 1998 and 1997 was $477 and $723, respectively. Other expenses increased $122, or 31.8% to $506 in fiscal 1998 from $384 in fiscal 1997 due to increased equity interest in losses of Ajay.


Discontinued operations
-----------------------

The Company reported a net loss from discontinued operations of $4,299 in fiscal 1998 compared to a net loss of $4,552 in fiscal 1997. The Company adopted a plan of disposal for the Automotive Accessories segment in fiscal 1997 and for the Agriculture Equipment segment in late 1998.

The 1998 loss from discontinued operations of the Agriculture Equipment business consisted of pre-measurement net losses of $1,271 net of income tax benefits of $959 and an estimated loss on disposal of $1,403, net of income tax benefits of $972. The estimated loss on disposal includes an estimated loss during the phase-out period of $496 net of income tax benefits of $304. The pre-measurement loss of $1,271 in fiscal 1998 compares to a loss from operations of $1,380 in fiscal 1997. Net sales from the Agriculture Equipment business declined $1,081, or 11.3% to $8,500 in fiscal 1998 compared to $9,581 in fiscal 1997. The decline in sales was due to lower unit sales attributable primarily to a poor farm economy in 1998.

The 1998 loss from discontinued operations of the Automotive Accessories business was $1,625 net of income tax benefits of $1,001. The loss resulted primarily from a reduction in the estimated value of non-voting preferred stock received as partial consideration for the sale and from additional estimated retained liabilities related to the sale.

Item 8.    Financial Statements and Supplementary Data
------------------------------------------------------



                             Williams Controls, Inc.
                   Index to Consolidated Financial Statements


                                                                         Page
                                                                         ----

Consolidated Balance Sheets at September 30, 1999 and 1998                19

Consolidated Statements of Shareholders' Equity for the
  years ended September 30, 1999, 1998 and 1997                           20

Consolidated Statements of Operations for the years
  ended September 30, 1999, 1998 and 1997                                 21

Consolidated Statements of Comprehensive Income (Loss)
  for the years ended September 30, 1999, 1998 and 1997                   22

Consolidated Statements of Cash Flows for the years
  ended September 30, 1999, 1998 and 1997                                 23

Notes to Consolidated Financial Statements                              24-51

Report of Independent Public Accountants                                  52

Independent Auditors' Report                                              53

See  page 56 for  Index  to  Schedules  and  page 60 for  Index to Exhibits.

                             Williams Controls, Inc.
                           Consolidated Balance Sheets
         (Dollars in thousands, except share and per share information)


                                                                             September 30,       September 30,
ASSETS                                                                            1999                1998
                                                                            -----------------   -----------------
Current Assets:
  Cash and cash equivalents                                                     $      2,323        $      1,281
  Trade and other accounts receivable, less allowance of
      $484 and $325 in 1999 and 1998, respectively                                    11,187              11,765
  Inventories                                                                          9,828              10,693
  Deferred income taxes and other                                                      4,325               2,190
  Net assets held for disposition                                                        360               5,787
                                                                            -----------------   -----------------
   Total current assets                                                               28,023              31,716

Property plant and equipment, net                                                     20,775              20,013

Investment in and note receivable from affiliate                                       6,152               6,140

Note receivable                                                                            -               3,200

Net assets held for disposition                                                          500               3,424
Goodwill and intangible assets, net                                                    5,764                 716
Deferred income taxes                                                                  3,025                 167
Other assets                                                                             265               3,189
                                                                            -----------------   -----------------
   Total assets                                                                 $     64,504        $     68,565
                                                                            =================   =================

LIABILITIES AND SHAREHOLDERS' EQUITY Current Liabilities:
  Accounts payable                                                              $      9,223        $      5,127
  Accrued expenses                                                                     3,449               3,673
  Current portion of long-term debt and capital leases                                 5,193               1,417
  Estimated loss on disposal                                                           1,000               2,550
                                                                            -----------------   -----------------
   Total current liabilities                                                          18,865              12,767

Long-term debt and capital lease obligations                                          24,743              29,186
Other liabilities                                                                      2,690               2,201

Commitments and contingencies (Note 22)


Shareholders' Equity:
  Preferred stock ($.01 par value, 50,000,000 authorized; 78,500 and
     80,000 issued and outstanding at September 30, 1999 and 1998,
     respectively)                                                                         1                   1

  Common stock ($.01 par value, 50,000,000 authorized; 19,898,728 and
     18,311,288 issued and outstanding at September 30, 1999 and 1998,
     respectively)                                                                       199                 183
  Additional paid-in capital                                                          21,574              17,917
  Retained earnings (Accumulated deficit)                                            (2,691)               7,444
  Unearned ESOP shares                                                                     -                (73)
  Treasury stock (130,200 shares at September 30, 1999 and 1998)                       (377)               (377)
  Note Receivable                                                                      (500)               (500)
  Pension liability adjustment                                                             -               (184)
                                                                            -----------------   -----------------
   Total shareholders' equity                                                         18,206              24,411
                                                                            -----------------   -----------------
    Total liabilities and shareholders' equity                                  $     64,504        $     68,565
                                                                            =================   =================


                      The  accompanying  notes  are an  integral  part of  these balance sheets.


                                                                    Williams Controls, Inc.
                                                       Consolidated Statements of Shareholders' Equity
                                                                     (Dollars in thousands)

                           Issued           Issued                    Retained                                  Pension     Share-
                       Preferred Stock   Common Stock    Additional   Earnings   Unearned  Treasury    Note     Liability   holders'
                       Shares  Amount   Shares   Amount   Paid-in   (Accumulated   ESOP     Stock   Receivable  Adjustment  Equity
                                                          Capital     Deficit)    Shares
                       -------------------------------------------------------------------------------------------------------------
Balance, September 30,
   1996                   -    $  -    17,869,987  $179    $9,671       $9,439     $(511)   $(540)   $   -       $(228)    $ 18,010
Net Loss                  -       -             -     -         -       (2,037)        -        -        -           -       (2,037)
Issuance of contingent
   shares for
   acquisition            -       -        42,253     -       106            -         -        -        -           -          106
Treasury stock issued
   for acquisition
   services               -       -             -     -         -            -         -      163        -           -          163
Reduction of
   unallocated ESOP
   shares                 -       -             -     -        45            -       320        -        -           -          365
Change in pension
   liability adjustment   -       -             -     -         -            -         -        -        -         228          228

                       -------------------------------------------------------------------------------------------------------------
Balance, September 30,
   1997                   -       -    17,912,240   179      9,822       7,402      (191)    (377)       -           -       16,835

Net earnings              -       -             -     -          -         312         -        -        -           -          312
Issuance of
   preferred stock     80,000     1             -     -      7,336           -         -        -        -           -        7,337
Dividends on
   preferred stock        -       -             -     -          -        (270)        -        -        -           -         (270)
Common stock issued
   in satisfaction
   of note payable        -       -        42,329     1         99           -         -        -        -           -          100
Issuance of stock
   upon exercise of
   stock options          -       -       150,000     1         61           -         -        -        -           -           62
Common stock issued
   to affiliate for
   note receivable        -       -       206,719     2        498           -         -        -     (500)          -            -
Reduction of
   unallocated ESOP
   shares                 -       -             -     -          7           -       118        -        -           -          125
Change in pension
   liability adjustment   -       -             -     -          -           -         -        -        -        (184)        (184)
Income tax benefit
   of non-qualified
   stock option
   exercises              -       -             -     -         94           -         -        -        -           -           94
                       -------------------------------------------------------------------------------------------------------------
Balance, September
   30, 1998            80,000     1    18,311,288   183     17,917       7,444       (73)    (377)    (500)       (184)      24,411

Net loss                  -       -             -     -          -      (9,539)       -         -        -           -       (9,539)
Dividends on preferred
   stock                  -       -             -     -          -        (596)       -         -        -           -         (596)
Common stock issued in
   private placement      -       -     1,331,149    13      4,539           -        -         -        -           -        4,552
Equity issuance costs     -       -             -     -     (1,173)          -        -         -        -           -       (1,173)
Issuance of stock upon
   exercise of stock
   options                -       -       201,750     2        167           -        -         -        -           -          169
Common stock issued
   from conversion of
   preferred stock     (1,500)    -        54,541     1         (1)          -        -         -        -           -            -
Change in pension
   liability adjustment   -       -             -     -          -           -        -         -        -         184          184
Reduction of unallocated
   ESOP shares            -       -             -     -          7           -       73         -        -           -           80
Income tax benefit of
   non-qualified stock
   option exercise        -       -             -     -        118           -        -         -        -           -          118
                       =============================================================================================================
Balance, September
   30, 1999            78,500   $ 1    19,898,728  $199    $21,574     $ 2,691    $   -     $(377)  $ (500)       $  -      $18,206
                       =============================================================================================================

                                            The   accompanying   notes   are  an integral part of these statements.

                                            Williams Controls, Inc.
                                     Consolidated Statements of Operations
                        (Dollars in thousands, except share and per share information)



                                                                      For the year ended September 30,
                                                                   1999             1998             1997
                                                             -----------------  ---------------   ---------------

Sales                                                           $      61,422     $    57,646       $    46,671
Cost of sales                                                          47,303          40,129            33,974
                                                             -----------------  ---------------   ---------------
  Gross margin                                                         14,119          17,517            12,697

Operating expenses:
 Acquired-in process research and development                           1,750               -                 -
 Research and development                                               3,424           2,778             1,832
 Selling                                                                1,997           2,065             1,698
 Administration                                                         4,701           3,683             2,775
 Loss from impairment of assets                                         5,278               -                 -
                                                             -----------------  ---------------   ---------------
  Total operating expenses                                             17,150           8,526             6,305

Earnings (loss) from continuing operations                            (3,031)           8,991             6,392

Other (income) expenses:
  Interest income                                                       (343)           (297)             (120)
  Interest expense                                                      2,154           1,805             1,371
  Other (income) expense                                                   85               -                 -
  Equity interest in loss of affiliate                                    488             506               384
                                                             -----------------  ---------------   ---------------
   Total other expenses                                                 2,384           2,014             1,635
                                                             -----------------  ---------------   ---------------

Earnings (loss) from continuing operations before income
taxes                                                                 (5,415)           6,977             4,757
Income tax (benefit) expense                                          (1,487)           2,366             2,242
                                                             -----------------  ---------------   ---------------
  Earnings (loss) from continuing operations                          (3,928)           4,611             2,515

Discontinued operations:
  Net loss from operations of the agricultural segment                      -         (1,271)           (1,380)
  Net loss on disposal of the agricultural segment,
       including $638 and $496 for operating losses
       during phase-out period, respectively                          (5,611)         (1,403)                 -
  Net loss from operations of automotive accessories                        -               -           (1,207)
  Net loss on disposal of automotive accessories segment,
       including $387 and $1,965 for operating losses
       during phase-out period, respectively                                -         (1,625)           (1,965)
                                                             -----------------  ---------------   ---------------
 Net loss from discontinued operations                                (5,611)         (4,299)           (4,552)

                                                             -----------------  ---------------   ---------------
Net earnings (loss)                                                   (9,539)             312           (2,037)

Dividends on preferred stock                                            (596)           (270)                 -
                                                             -----------------  ---------------   ---------------

Net earnings (loss) allocable to common shareholders            $    (10,135)     $        42       $   (2,037)
                                                             =================  ===============   ===============

Earnings (loss) per common share from continuing
   operations - basic                                           $      (0.24)     $      0.24       $      0.14
                                                             -----------------  ---------------   ---------------
Loss per common share from discontinued operations - basic      $      (0.30)     $     (0.24)      $     (0.26)
                                                             -----------------  ---------------   ---------------
Net earnings (loss) per common share - basic                    $      (0.54)     $      0.00       $     (0.12)
                                                             =================  ===============   ===============
Weighted average shares used in per share calculation -
   basic                                                           18,603,057      17,922,558        17,656,900
                                                             =================  ===============   ===============

Earnings (loss) per common share from continuing operations
   - diluted                                                    $      (0.24)     $      0.23       $      0.14
                                                             -----------------  ---------------   ---------------
Loss per common share from discontinued operations - diluted    $      (0.30)     $     (0.23)      $     (0.26)
                                                             -----------------  ---------------   ---------------
Net earnings (loss) per common share - diluted                  $      (0.54)     $      0.00       $     (0.12)
                                                             -----------------  ---------------   ---------------
Weighted average shares used in per share calculation -
   diluted                                                         18,603,057      19,808,460        18,001,799
                                                             =================  ===============   ===============

                       The  accompanying  notes  are an  integral  part of these statements.


                                            Williams Controls, Inc.
                           Consolidated Statements of Comprehensive Income (Loss)
                                            (Dollars in thousands)


                                                                    For the year ended September 30,
                                                               1999              1998               1997
                                                          ----------------  ----------------  ------------------

Net earnings (loss)                                         $     (9,539)       $       312       $     (2,037)
Change in pension liability adjustment                                184             (184)                 228
                                                          ----------------  ----------------  ------------------

Comprehensive income (loss)                                 $     (9,355)       $       128       $     (1,809)
                                                          ================  ================  ==================


                                          Williams Controls, Inc.
                                   Consolidated Statements of Cash Flows
                                          (Dollars in thousands)

                                                                          For the year ended September 30,
                                                                           1999        1998         1997
                                                                        -----------  ----------   ----------
Cash flows from operating activities:
 Net earnings (loss)                                                    $  (9,539)     $   312    $ (2,037)
 Adjustments to reconcile net earnings (loss) to net cash
   provided by continuing operations:
   Loss from discontinued operations                                         5,611       4,299        4,552
   Depreciation and amortization                                             2,056       1,406        1,071
   Equity interest in loss of affiliate                                        488         506          384
   Deferred income taxes                                                   (2,565)        (96)      (1,368)
   Acquired in-process research and development                              1,750           -            -
   Loss from impairment of assets                                            5,278           -            -
   Changes in working capital of continuing operations, net of acquisition:
      Receivables                                                            (141)     (3,739)        (486)
      Inventories                                                              974     (2,213)        (105)
      Accounts payable and accrued expenses                                  3,277         722          258
      Other                                                                    475         886        (136)
                                                                        -----------  ----------   ----------
 Net cash provided by operating activities of continuing operations          7,664       2,083        2,133

Cash flows from investing activities:
 Investment in and loans to affiliate                                        (500)     (2,292)      (3,645)
 Proceeds from sale of building                                              1,192           -            -
 Investment in note receivable                                               (575)     (3,200)
 Payment for acquisition of ProActive                                      (6,350)           -            -
 Payments for property, plant and equipment                                (2,948)     (2,685)        (675)
                                                                        -----------  ----------   ----------
Net cash used in investing activities of continuing operations             (9,181)     (8,177)      (4,320)

Cash flows from financing activities:
 Proceeds from long-term debt                                                5,592       4,201       16,809
 Repayments of long-term debt and capital lease obligations                (3,987)     (2,079)     (21,000)
 Proceeds from sale/leaseback transaction                                        -           -        4,274
 Net proceeds from issuance of common stock for private placement and
   upon exercise of stock options                                            3,548          62            -
 Preferred dividends                                                         (596)       (270)            -
 Issuance of preferred stock                                                     -       7,337            -
                                                                        -----------  ----------   ----------
Net cash provided by financing activities of continuing operations           4,557       9,251           83

Cash flows from discontinued operations:
   Proceeds from sale of Automotive Accessories business unit                    -       1,124            -
   Net cash provided by (used in) operations                               (1,998)     (3,700)        1,425
                                                                        -----------  ----------   ----------

Net cash provided by (used in) discontinued operations                     (1,998)     (2,576)        1,425
                                                                        -----------  ----------   ----------

Net increase (decrease) in cash and cash                                     1,042         581        (679)

Cash and cash equivalents at beginning of period                             1,281         700        1,379
                                                                        -----------  ----------   ----------

Cash and cash equivalents at end of period                               $   2,323    $  1,281      $   700
                                                                        ===========  ==========   ==========

Supplemental disclosure of cash flow information:
 Interest paid                                                           $   1,993    $  2,189      $ 2,275
 Income taxes paid, net of refunds                                       $     503    $     90      $ (424)



The non-cash activity related to the Company's investing activity is described in notes 4, and 14 and 19, non-cash activity related to the Company's financing activity is described in note 6 and non-cash activity related to the Company's acquisition is described in note 18.

                     The  accompanying  notes  are an  integral  part  of  these statements.


Notes to Consolidated Financial Statements
Years Ended September 30, 1999, 1998, and 1997
(Dollars in thousands, except share and per share amounts)
--------------------------------------------------------------------------------

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


ProActive Acquisition Corporation: Conducts research and development activities related to adjustable foot pedals and manufactures adjustable pedal systems.

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


Williams World Trade, Inc.: Located in Kuala Lumpur, Malaysia, WWT manages foreign sourcing for subsidiaries of the Company, affiliates and third party customers. A significant portion of WWT's revenues are derived from Ajay Sports, Inc., an affiliate.


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


Agricultural Equipment
----------------------

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

Notes to Consolidated Financial Statements
Years Ended September 30, 1999, 1998, and 1997
(Dollars in thousands, except share and per share amounts)
--------------------------------------------------------------------------------

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

Inventories - Inventories are valued at the lower of standard cost, which approximates actual cost, or market.

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

Goodwill and Intangible Assets - Goodwill, the excess of cost over net assets of acquired companies, is being amortized using the straight-line method over periods from 15 to 40 years. At each balance sheet date, management assesses whether there has been an impairment in the carrying value of cost in excess of net assets of businesses acquired, primarily by comparing current and projected sales, operating income and annual cash flows, on an undiscounted basis, with the related annual amortization expenses as well as considering the equity of such companies. Other intangible assets includes developed technology which is being amortized on a straight line basis over the estimated useful life of the asset, or seven years. In addition, intangible assets include the cost of a patent license agreement which is being amortized on a straight line basis over the shorter of the legal or estimated useful life of the asset, which is eleven years.

Notes to Consolidated Financial Statements
Years Ended September 30, 1999, 1998, and 1997
(Dollars in thousands, except share and per share amounts)
--------------------------------------------------------------------------------

Concentration of Risk - The Company invests a portion of its excess cash in debt instruments of financial institutions with strong credit ratings and has established guidelines relative to diversification and maturities that maintain safety and liquidity. The Company has not experienced any losses on its cash equivalents.

The Company sells its products to customers in diversified industries worldwide; however, approximately 95% of its sales from continuing operations are to customers in the vehicle component segment. Approximately 63% of the Company's sales from continuing operations are electronic throttle controls ("ETC").

For the years ended September 30, 1999, 1998 and 1997, Freightliner accounted for 27%, 21% and 16%, Navistar accounted for 15%, 16% and 16%, Volvo accounted for 8%, 9% and 8% and General Motors accounted for 5%, 3% and 0% of net sales from continuing operations, respectively. Approximately 20%, 15% and 14% of net sales from continuing operations in fiscal 1999, 1998 and 1997, respectively, were to customers outside of the United States, primarily in Canada, Mexico and Sweden, and, to a lesser extent, in Europe, South America and Australia. See note 15 of Notes to Consolidated Financial Statements.

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

Earnings (loss) Per Share - Basic earnings per share ("EPS") and diluted EPS are computed using the methods prescribed by Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Basic EPS is calculated using the weighted-average number of common shares outstanding for the period and diluted EPS is computed using the weighted-average number of common shares and dilutive common equivalent shares outstanding.

Notes to Consolidated Financial Statements
Years Ended September 30, 1999, 1998, and 1997
(Dollars in thousands, except share and per share amounts)
--------------------------------------------------------------------------------

Following is a reconciliation of basic EPS and diluted EPS from continuing operations:



                                                      Year Ended                                   Year Ended
                                                   September 30, 1999                           September 30, 1998
                                          -----------------------------------          -----------------------------------
                                                                    Per Share                                    Per Share
                                          Earnings       Shares       Amount           Earnings       Shares       Amount
                                          --------       ------     ---------          --------       ------     ---------
Earnings (loss) from continuing
  operations                              $ (3,928)                                     $ 4,611
Less - Preferred stock dividends              (596)                                        (270)
Basic EPS-
  Earnings  (loss) allocable to
  common shareholders                       (4,524)    18,603,057     $ (0.24)            4,341     17,922,558      $ 0.24
Effect of dilutive securities-
  Stock options and warrants                     -              -                             -        564,766
  Convertible preferred stock                    -              -                           270      1,321,136
                                          -----------------------------------          -----------------------------------
Diluted EPS-
  Earnings  (loss) allocable to
  common shareholders                     $ (4,524)    18,603,057     $ (0.24)          $ 4,611     19,808,460      $ 0.23
                                          =========    ==========     ========          =======     ==========      =======

                                                       Year Ended
                                                   September 30, 1997
                                          -----------------------------------
                                                                    Per Share
                                          Earnings       Shares       Amount
                                          --------       ------     ---------
Earnings from continuing
  operations                               $ 2,515
Less - Preferred stock dividends                 -
Basic EPS-
  Earnings allocable to common
  shareholders                               2,515     17,656,900      $ 0.14
Effect of dilutive securities-
  Stock options and warrants                     -        344,899
  Convertible preferred stock                    -              -
                                          -----------------------------------
Diluted EPS-
  Earnings allocable to common
  shareholders                             $ 2,515     18,001,799      $ 0.14
                                          =========    ==========     ========


At September 30, 1999, 1998 and 1997, the Company had options and warrants covering 3,548,797, 582,236 and 336,600 shares, respectively of the Company's common stock outstanding that were not considered in the respective diluted EPS calculations since they would have been antidilutive. In 1999, conversion of the preferred shares would have been anti-dilutive and, therefore, was not considered in the computation of diluted earnings per share.

Notes to Consolidated Financial Statements
Years Ended September 30, 1999, 1998, and 1997
(Dollars in thousands, except share and per share amounts)
--------------------------------------------------------------------------------

Reclassifications - Certain amounts previously reported in the 1998 and 1997 financial statements have been reclassified to conform to 1999 financial statement classifications.

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

Stock-Based Compensation - SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") allows companies to choose whether to account for stock-based compensation on a fair value method, or to continue accounting for such compensation under the method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). The Company has chosen to continue to account for stock-based compensation using APB 25 (see Note 12).

Recent FASB Pronouncements - In June 1999 the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 137"). SFAS 137 is an amendment to SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 137 establishes accounting and reporting standards for all derivative instruments. SFAS 137 is effective for fiscal years beginning after June 15, 2000. The Company does not have any derivative instruments and accordingly, the adoption of SFAS 137 will have no impact on the Company's financial position or results of operations.

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



Note 3. Inventories
-------------------

Inventories consist of the following at September 30:

                              1999         1998
                            --------     --------
     Raw material           $  6,867     $  5,152
     Work in progress            697        1,333
     Finished goods            2,264        4,208
                            --------     --------
                            $  9,828     $ 10,693
                            ========     ========


Finished goods include component parts and finished product ready for shipment.

Notes to Consolidated Financial Statements
Years Ended September 30, 1999, 1998, and 1997
(Dollars in thousands, except share and per share amounts)
--------------------------------------------------------------------------------

Note 4. Investment in and Receivables from Affiliate
----------------------------------------------------

At September 30, 1999 the Company had an investment in and notes receivable from Ajay Sports, Inc. ("Ajay") in the amount of $6,652, including a $500 note receivable reflected as a reduction in the Company's shareholders' equity relating to the issuance of 206,719 shares of the Company's common stock to Ajay. Ajay manufactures and distributes golf accessories and outdoor leisure furniture primarily to retailers in the United States and during 1999, purchased ProGolf Discount, a franchisor of golf equipment and accessories retail stores. The Company has manufacturing rights in certain Ajay facilities through 2002 under a joint venture agreement.

The Company's investment in and note receivable from affiliate at September 30, 1999 is comprised of an investment in common and preferred stock of Ajay in the amount of $4,565 and a secured note receivable in the amount of $1,587. In addition, the Company could be obligated to advance to Ajay up to an additional $1,515 under the terms of an intercreditor agreement. In August 1999, $500 was paid to a previous lender, on behalf of Ajay, under the terms of an intercreditor agreement and is reflected as an increase in the note receivable from affiliate. The chairman of the Company has provided a guarantee of the investments in and loans to Ajay. Also, at September 30, 1999 the Company had receivables of $245 from Ajay for unpaid interest and fees incurred from May to September, 1999 which is included in trade and other accounts receivable at September 30, 1999. At September 30, 1998, the Company had an investment in Ajay preferred and common stock in the amount of $5,000 and $53, respectively and a secured note receivable from Ajay in the amount of $1,087.

Prior to July 11, 1997, the Company had guaranteed Ajay's $13,500 credit facility and charged Ajay a fee of 1/2 of 1% per annum on the outstanding loan amount for providing this guaranty. From July 11, 1997 through June 30, 1998, the Company and Ajay had a joint and several loan obligation to a bank. On June 30, 1998, the Company restructured its investment in Ajay (the "Ajay Restructuring"). The objective of the Ajay Restructuring is to separate the Company's and Ajay's financing, eliminate Ajay's dependency on the Company for capital and provide Ajay with adequate working capital to grow its operations and improve shareholder value which would benefit the Company. The restructuring provides Ajay three years to improve shareholder value at which time the notes receivable become due and payable. No dividends are accrued and payable on the preferred stock through July 31, 2001. The preferred stock dividend rate increases to an annual rate of 17% in 2001 and 24% in 2002, rates which the Company believes would require Ajay to raise capital from new sources to redeem the preferred stock.

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

The secured promissory notes bear an annual interest rate of 16% payable monthly. In addition, Ajay has agreed to pay the Company annual administrative fees of $90 and a management fee for sourcing products overseas in the amount of $80 annually.

The Company owns 686,274 shares of common stock in Ajay which represents approximately 16% of Ajay's outstanding common stock at September 30, 1999. The investment is recorded on the equity method of accounting due to the common ownership of Ajay and the Company by the chairman of the Company who is also the chairman of Ajay. For the three years ended September 30, 1999, 1998 and 1997, the Company reported losses on its investment in Ajay in the amount of $488, $506 and $384, respectively. In addition, the company has options to purchase 1,851,813 shares of common stock at an exercise price of $1.08. During 1999, the investment in Ajay common stock was reduced to zero in the Consolidated Balance Sheet as a result of the Company's equity interest in Ajay's losses since acquisition. During the year ended September 30, 1999, the Company's investment in Ajay's preferred stock was also reduced by $435 as a result of continuing recognition of the Company's equity interest in Ajay's losses.

Notes to Consolidated Financial Statements
Years Ended September 30, 1999, 1998, and 1997
(Dollars in thousands, except share and per share amounts)
--------------------------------------------------------------------------------

Based upon the closing bid price, the market value of the investment in Ajay common shares was approximately $558 at September 30, 1999.

Following is a summary of condensed unaudited financial information of Ajay as of and for the twelve months ended September 30, 1999, 1998 and 1997:

                                             1999          1998         1997
                                         (unaudited)   (unaudited)   (unaudited)
                                         -----------   -----------   -----------

Current assets                            $  9,193      $  9,584       $ 14,264
Other assets                                15,243         4,212          4,449
                                         -----------   -----------   -----------
                                          $ 24,436      $ 13,796       $ 18,713
                                         ===========   ===========   ===========

Current liabilities                       $  4,949      $  2,030       $  5,031
Other liabilities                           18,128         8,003         12,061
Common and preferred shareholders' equity    1,359         3,763          1,621
                                         -----------   -----------   -----------
                                          $ 24,436      $ 13,796       $ 18,713
                                         ===========   ===========   ===========

Net sales                                 $ 13,629      $ 27,094       $ 29,063
                                         ===========   ===========   ===========
Gross margin                              $  1,717      $  3,581       $  3,772
                                         ===========   ===========   ===========
Loss before income tax benefit            $ (2,713)     $ (2,858)      $ (2,133)
                                         ===========   ===========   ===========

At September 30, 1999, Ajay had approximately 4,205,000 common shares outstanding. In addition to the Company's options and convertible preferred stock at September 30, 1999, Ajay had outstanding preferred stock that is
convertible  to  approximately   1,686,000  shares  of  Ajay  common  stock  and
outstanding options and warrants to purchase approximately 834,000 shares of Ajay common stock at prices ranging from $1.08 to $6.00 per share (unaudited). An officer of Ajay provided management services to the company as an officer of the Company. Ajay was reimbursed approximately $114 in total for his fiscal 1999, 1998 and 1997 time and services. The Company accepted the officer's resignation in December 1998.


Note 5. Goodwill and Intangible Assets
--------------------------------------

At September 30, goodwill and intangible assets consist of the following:

                                            1999           1998
                                         ----------     ----------
Goodwill                                  $  2,955       $    793
Developed technology                         1,820              -
Patent and patent license agreement          1,439            200
Less accumulated amortization                 (450)          (277)
                                         ----------     ----------
                                          $  5,764       $    716
                                         ==========     ==========

Notes to Consolidated Financial Statements
Years Ended September 30, 1999, 1998, and 1997
(Dollars in thousands, except share and per share amounts)
--------------------------------------------------------------------------------

Amortization expense on intangible assets was $173, $85 and $85 for the years ended September 30, 1999, 1998 and 1997, respectively.


Note 6. Financing Arrangements
------------------------------

Debt - On June 30, 1998, the Company restructured its credit facility with a bank (the "Bank") to consist of a revolving credit facility of up to $16,500, a $3,100 term loan and a $2,700 real estate loan. In December 1998, the Company increased its term loan by $2,500. Under the revolver, the Company can borrow up to $16,500 based upon a borrowing base availability calculated using specified percentages of eligible accounts receivable and inventory. The revolver bears interest at the Bank's prime rate plus .50% (8.25% at September 30, 1999.) The Real Estate, Term Loan I, and Term Loan II bear interest at the Bank's prime rate plus .75%. At the Company's option, the Company may borrow funds at the London InterBank Offering Rate ("Libor") plus 3.00%. The loans under the revolving credit facility mature on July 11, 2001. The Real Estate loan is being amortized over twenty years and the Term Loan I is being amortized over seven years with all remaining principal outstanding due at July 11, 2001. In July 1999, The Company borrowed $2,500 from the Bank under a new term loan ("Term Loan III") under the existing facility. Interest on this term note bears interest at the Bank's prime rate plus 1.25%. This term note matures on February 1, 2000. All loans are secured by substantially all of the assets of the Company.

The loan agreement prohibits payment of dividends by the Company except for the Series A Preferred dividend, and requires the Company to maintain minimum working capital of $12,000 and minimum tangible net worth, as defined, of $18,000. The loan also prohibits additional indebtedness and common stock repurchases except for through the use of proceeds from stock options exercised, and restricts capital expenditures to an amount not to exceed $10,500 for the two years ended September 30, 1999 and not to exceed $2,500 annually thereafter. In addition, the loan limits incremental operating lease obligations to $600 annually. Fees under the loan agreement include an unused revolver fee of .25% and a prepayment penalty fee declining from 3% in 1998 to .5% in the year 2001. The prepayment fee is waived if the loan is repaid with proceeds from the sale of assets or is refinanced with an affiliate of the Bank. At September 30, 1999, the Bank waived compliance with all financial covenants as the Company was out of compliance at September 30, 1999. The waivers were obtained in a manner which allows the Company's debt to be classified as current and long-term based on the payment terms of the loans at September 30, 1999.

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

Prior to July 11, 1997, the Company had guaranteed the bank debt of Ajay with a previous lender which debt was in default under Ajay's loan agreement. The Company and Ajay refinanced their bank debt on July 11, 1997 with the Bank under a $34,088 three-year revolving joint and several liability credit and term loan agreement. As a result of a shortfall in Ajay's available collateral, the previous lender provided bridge financing of $2,340 to Ajay under an inter-creditor agreement. The bridge loan is to be repaid from any proceeds from the sale of Kenco, the sale of other assets, from a specified percentage of future Ajay and Company cash flow and from monthly principal payments by Ajay. The balance of the bridge loan was $1,515 at September 30, 1999.

Notes to Consolidated Financial Statements
Years Ended September 30, 1999, 1998, and 1997
(Dollars in thousands, except share and per share amounts)
--------------------------------------------------------------------------------

The Company's long-term debt consists of the following at  September 30:              1999                1998
                                                                                    --------            --------

Bank  revolving  credit  facility  due  July 11, 2001;   $6,278  bearing            $ 14,278            $ 13,686
interest  at a variable interest rate of 8.25%  at  September  30,  1999 and $8,000 at variable interest rates (7.625% - 7.6875% at September 30,
1999).

Bank  Term  Loan I,  due July 11, 2001,   $276   bearing  interest  at a               3,426               3,011
variable  interest  rate of 8.5%  at  September  30,  1999,  payable  in monthly  installments  of $60,  and $3,150 at a variable  interest  rate
(7.875% at September 30, 1999) due at maturity.

Bank Term Loan II, due July 11, 2001 bearing  interest at 9.0%,  payable                 709                   -
in monthly  installments  of $71, with  remaining  balance of $69 due at maturity.

Bank Term Loan III,  due  February 1, 2000,  variable  interest  rate of               2,500                   -
9.5% at September  30,  1999,  payable in monthly  installments  of $139 beginning in November 1999, with remaining  balance due of $2,083 due at maturity.

Real  Estate  loan,  due July 11, 2001,  variable  interest rate 8.5% at               2,381               2,514
September  30,  1999,  payable  in  monthly  installments  of $11,  with remaining balance of $2,248 due at maturity.

Unsecured debt, due February 1, 2005,  variable  interest rate (9.25% at                 700                 700
September 30, 1999), interest only, balance due at maturity.

Real Estate loan,  due December 5, 1999,  variable  interest rate (9.25%                 570                 675
at September 30,  1999),  payable in monthly  installments  of $12, with remaining balance of $546 due at maturity.

Sale and leaseback financing, repaid in December, 1998.                                    -               4,600

Mortgage loan, repaid in July, 1999.                                                       -               1,020

Other                                                                                      5                 251
                                                                                    --------            --------
                                                                                      24,569              26,457
Less current portion                                                                   4,188               1,083
                                                                                    --------            --------
                                                                                    $ 20,381            $ 25,374
                                                                                    ========            ========

Notes to Consolidated Financial Statements
Years Ended September 30, 1999, 1998, and 1997
(Dollars in thousands, except share and per share amounts)
--------------------------------------------------------------------------------

Maturities of long-term debt at September 30, 1999 are as follows:

          2000                $  4,188
          2001                  19,681
          2002                       -
          2003                       -
          2004                       -
       Thereafter                  700
                              --------
                              $ 24,569
                              ========


Capital Leases - The Company has acquired certain assets, primarily machinery and equipment, through capital leases. The leases have terms ranging from three to seven years, and are payable in monthly and quarterly installments with interest (at rates ranging from 8.8% to 10.5%).

Future minimum lease payments under capital leases are as follows for the years ending September 30:

               2000                               $  1,466
               2001                                  1,444
               2002                                  1,498
               2003                                  1,040
               2004                                    721
            Thereafter                                 571
                                                  --------
  Total future minimum lease payments             $  6,740

  Less - Amount representing interest                1,373
                                                  --------
  Present value of future minimum lease payments     5,367
  Less - Current portion                             1,005
                                                  --------
                                                  $  4,362
                                                  ========


During 1999, the Company incurred additional capital leases of $1,819. Capital lease obligations, all of which were incurred in fiscal 1998, totaled $4,146 at September 30, 1998 and $334 was classified as the current portion of capital lease obligations at September 30, 1998.

Notes to Consolidated Financial Statements
Years Ended September 30, 1999, 1998, and 1997
(Dollars in thousands, except share and per share amounts)
--------------------------------------------------------------------------------


Note 7. Patent License Agreement
--------------------------------

In conjunction with the acquisition in 1999 of the ProActive Pedals division of Active Tool & Manufacturing Co., Inc., (Note 18) the Company entered into a patent license agreement with a private inventor, under which the Company holds an exclusive, worldwide license for three patents covering adjustable foot pedals. The license agreement remains in effect for the life of the patents. The Company paid an initial license fee of $600 and the agreement requires yearly minimum payments of $95 to the inventor for a period of approximately ten years. Accrued minimum royalties consist of the following at September 30, 1999:


                 Minimum future royalties                  $  1,045

                 Less imputed interest                         (406)
                                                        --------------
                 Present value of payments                      639
                 Less current portion included in
                      Accrued expenses                          (78)
                                                        --------------

                 Long-term portion included in
                     Other Liabilities                     $    561
                                                        ==============


Note 8. Pension Plans
---------------------

The Company maintains two pension plans; one plan covers salaried employees and the other plan covers the Company's hourly employees. Annual net periodic pension costs under the pension plans are determined on an actuarial basis. The Company's policy is to fund these costs accrued over 15 years and obligations arising due to plan amendments over the period benefited. The assets and liabilities are adjusted annually based on actuarial results.

                                                         Salaried Employees Plan             Hourly Employees Plan
                                                     -------------------------------     ------------------------------
September 30,                                               1999           1998               1999           1998
                                                     -------------------------------     ------------------------------
Change in benefit obligation:
Benefit obligation at beginning of year                    $ 3,300     $ 2,901              $ 3,792       $ 3,606
Service cost                                                   103         105                  133           129
Interest cost                                                  219         213                  251           266
Actuarial (gain) loss                                           42         203                (313)          (86)
Benefits paid                                                (118)       (122)                (131)         (123)
                                                     -------------------------------     ------------------------------
Benefit obligation at end of year                          $ 3,546     $ 3,300              $ 3,732       $ 3,792
                                                     -------------------------------     ------------------------------


Notes to Consolidated Financial Statements
Years Ended September 30, 1999, 1998, and 1997
(Dollars in thousands, except share and per share amounts)
--------------------------------------------------------------------------------

                                                        Salaried Employees Plan              Hourly Employees Plan
                                                     -------------------------------     ------------------------------
September 30,                                                    1999         1998                 1999          1998
                                                     -------------------------------     ------------------------------
Change in plan assets:
Fair value of plan assets at beginning of year                 $  2,916     $ 3,091              $ 3,180       $ 3,379
Actual return on plan assets                                        393        (53)                  559         (155)
Employer contribution                                                 -           -                    -            80
Plan participants' contributions                                      -           -                    -             -
Benefits paid                                                     (118)       (122)                (131)         (124)
                                                     -------------------------------     ------------------------------
Fair value of plan assets at end of year                       $  3,191     $ 2,916              $ 3,608       $ 3,180
                                                     -------------------------------     ------------------------------
Funded status                                                     (355)       (384)                (124)         (612)
Unrecognized actuarial (gain) loss                                (114)         302                (123)           476
Unrecognized prior service cost                                     209       (126)                  292           333
                                                     -------------------------------     ------------------------------
Net amount recognized                                          $  (260)     $ (208)              $    45       $   197
                                                     -------------------------------     ------------------------------

Amounts recognized in the statement of
financial position consist of:
         Prepaid benefit cost                                  $      -     $     -              $    45         $ 197
         Accrued benefit liability                                (260)       (208)                 (74)         (631)
         Intangible asset                                             -           -                   74           333
         Accumulated other pretax comprehensive income                -           -                    -           298
                                                     -------------------------------     ------------------------------
Net amount recognized                                          $  (260)     $ (208)              $    45         $ 197
                                                     -------------------------------     ------------------------------

Weighted-average assumptions as of September
30,                                                        1999            1998               1999           1998
                                                     -------------------------------     ------------------------------
Discount rate                                              7.75%           6.75%              7.75%          6.75%
Expected return on plan assets                             9.00            9.00               9.00           9.00
Rate of compensation increase                              4.00            4.00                  -              -


                                                          Salaried Employees Plan             Hourly Employees Plan
                                                     ---------------------------------    -----------------------------
Components of net periodic benefit cost
for the years ended September 30:                          1999       1998       1997         1999      1998      1997
                                                     ---------------------------------    -----------------------------
Service Cost                                              $ 103      $ 105      $ 115        $ 133     $ 129     $ 112
Interest Cost                                               219        213        210          251       266       242
Expected return on plan assets                            (257)      (273)      (233)        (280)     (307)     (244)
Amortization of prior service cost                         (12)       (12)       (12)           41        41        33
Amortization of (gain) loss                                   -          -          -            7         -         -
                                                     ---------------------------------    -----------------------------
Net periodic benefit cost                                 $  53      $  33      $  80        $ 152     $ 129     $ 143
                                                     ---------------------------------    -----------------------------


The projected benefit obligation, accumulated benefit obligation, and the fair value of plan assets for the hourly employees plan with accumulated benefit
obligations   in  excess  of  plan  assets  were  $3,732,   $3,637  and  $3,608,
respectively as of September 30, 1999 and $3,792, $3,614 and $3,180, respectively as of September 30, 1998.

Notes to Consolidated Financial Statements
Years Ended September 30, 1999, 1998, and 1997
(Dollars in thousands, except share and per share amounts)
--------------------------------------------------------------------------------

Note 9. Property, Plant and Equipment
-------------------------------------

At September 30, 1999 and 1998, property, plant and equipment consist of the following:

                                                      1999          1998
                                                      ----          ----
Land and land improvements                         $  2,499      $  2,695
Buildings                                             6,241         8,748
Machinery and equipment                              15,966        12,099
Office furniture and equipment                        4,368         3,255
                                                   ---------     ---------
                                                     29,074        26,797
Less accumulated depreciation                        (8,299)       (6,784)
                                                   ---------     ---------
                                                   $ 20,775      $ 20,013
                                                   =========     =========

Net property, plant and equipment of $20,775 and $20,013 at September 30, 1999 and 1998, respectively, excludes certain machinery, equipment and office equipment held for disposition. Capital leases for machinery and equipment and office furniture and equipment included above were $6,490 and $5,200 at September 30, 1999 and 1998, respectively. Accumulated depreciation on capital leases was $673 and $542 at September 30, 1999 and 1998, respectively.


Note 10. Impairment of Assets
-----------------------------

During the year ended September 30, 1999 the Company recognized a $5,278 loss from the impairment of assets related to Kenco, the Company's former Automotive Accessories business unit, consisting of the following items:

       Impairment of non-voting preferred stock and notes and
           accounts receivable                                     $4,655
       Impairment of property                                         623
                                                                   ------
       Total loss from impairment of assets                        $5,278
                                                                   ======

At the date the impairment loss was taken, the Company had non-voting preferred stock and notes and accounts receivable related to Kenco of $797 and $3,858. Since the sale of the operating assets of Kenco to Kenco Products, Inc. ("KPI") in 1998, KPI has reported operating losses and experienced cash flow and other financing difficulties. In addition, KPI has not been able to make payments on its notes and accounts payable to the Company. KPI's bank has notified KPI it is in default under its loan agreement. In consideration of this and after evaluation of the business prospects of KPI and its need for additional capital, the Company determined it was not probable that it would recover the value of the preferred stock and notes and accounts receivable, and an impairment loss totaling $4,655 was recorded for the year ended September 30, 1999.

In addition, the Company recorded an impairment loss related to certain property retained from the Kenco sale. The majority of the impairment loss for property related to the sale in July 1999 of a building and land which were being leased by KPI from the Company. This property was sold, and after retiring $891 of debt secured by the property, resulted in cash proceeds of $1,192. The proceeds to the Company, after deducting approximately $692 of expenses to assist in the relocation of KPI and to ready the building for sale were paid to a previous lender, on behalf of an affiliated company, under the terms of an intercreditor agreement. The estimated loss on the sale of land and building, which has been recorded in loss from impairment of assets, is $528.

Notes to Consolidated Financial Statements
Years Ended September 30, 1999, 1998, and 1997
(Dollars in thousands, except share and per share amounts)
--------------------------------------------------------------------------------

Note 11. Income Tax Expense (Benefit)
-------------------------------------

The provision for income tax expense (benefit) is as follows for the years ended September 30:

                                     1999           1998           1997
                                     ----           ----           ----
    Continuing operations:
          Current                  $ 1,078        $ 2,462        $ 3,610
          Deferred                  (2,565)           (96)        (1,368)
                                  ---------       --------       --------
                                    (1,487)         2,366          2,242

     Discontinued operations        (3,189)        (2,932)        (3,208)
                                  ---------       --------       --------
                                  $ (4,676)       $  (566)       $  (966)
                                  =========       ========       ========


The reconciliation between the effective tax rate and the statutory federal tax rate on earnings (loss) from continuing operations as a percent is as follows:

                                     1999           1998           1997
                                     ----           ----           ----
     Statutory federal income
         tax rate                   (34.0)          34.0           34.0
     State taxes, net of federal
         income tax benefit          (4.0)           4.0            4.0
     Credits for state income
         tax refunds                    -           (8.4)             -
     Effect of change in valuation
         allowance                    8.8            3.2            7.4
     Other                            1.7            1.1            1.7
                                  ---------       --------       --------
                                    (27.5)          33.9           47.1
                                  =========       ========       ========

Notes to Consolidated Financial Statements
Years Ended September 30, 1999, 1998, and 1997
(Dollars in thousands, except share and per share amounts)
--------------------------------------------------------------------------------

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 1999 and 1998 are as follows:

                                                                                  1999          1998
Deferred tax assets:                                                              ----          ----
Inventories, due to obsolescence reserve and additional
  costs inventoried for tax purposes pursuant to the
  Tax Reform Act of 1986                                                         $   253       $   203
Warranty reserves                                                                    550           313
Accrual for compensated absences                                                     130           125
Accrual for retiree medical benefits                                                 689           522
Accounts receivable reserves                                                         225           117
Estimated loss from writedown of assets of automotive
  accessories segment                                                              1,824           288
Estimated loss on disposal of agriculture equipment segment                        3,105           978
Equity interest in loss on affiliate                                                 705           517
Tax gain on sale/leaseback                                                           628           628
In-process research and development                                                  672             -
Accrued other reserves                                                               249            12
Pension liability adjustment                                                           -           114
State net operating loss carryforwards                                             2,452           873
                                                                                 -------       -------

Total gross deferred tax assets                                                   11,482         4,690
Less valuation allowance                                                           2,927           840
                                                                                 -------       -------
Net deferred tax assets                                                            8,555         3,850
                                                                                 -------       -------

Deferred tax liabilities:
   Plant and equipment, principally due to differences
    in depreciation and amortization                                               1,659         1,588
Intangible asset recorded for books                                                    -            58
                                                                                 -------       -------

Net deferred income tax asset                                                    $ 6,896       $ 2,204
                                                                                 =======       =======

Current deferred income tax assets                                               $ 3,871       $ 2,037
Long-term deferred income tax assets                                               4,684         1,813
Long-term deferred income tax liabilities                                         (1,659)       (1,646)
                                                                                 -------       -------
                                                                                 $ 6,896       $ 2,204
                                                                                 =======       =======


At September 30, 1999, the Company has approximately $35,000 of state net operating loss carry forwards, which are available to the Company in certain state tax jurisdictions and expire in 2006 through 2013. During the year ended September 30, 1999, the Company increased its valuation allowance against certain state net operating loss and capital loss carry-forwards it does not expect to utilize.

Notes to Consolidated Financial Statements
Years Ended September 30, 1999, 1998, and 1997
(Dollars in thousands, except share and per share amounts)
--------------------------------------------------------------------------------

Note 12. Shareholders' Equity
-----------------------------

Common Stock - In July, 1999, the Company completed a private placement of 1,244,065 shares of common stock of the Company and received net proceeds of $3,379. In addition, 87,084 shares of the Company's common stock was issued in lieu of the underwriting fee, for a total of 1,331,149 shares issued in conjunction with the offering. For every share issued in the private placement, the purchasing shareholders received warrants to purchase .35 common shares or 465,902 additional shares of common stock, at $3.125 per share. In addition, for every share issued to the placement agent, the placement agent received warrants to purchase .35 common shares, or 87,084 additional shares of common stock, at $3.30 per share. The warrants issued may be exercised at any time over the next five years. The fair value of such warrants and the shares in lieu of the underwriting fee, totaling $1,118, is included in "Common stock issued in private placement" with a corresponding charge to "Equity issuance costs" in the accompanying Consolidated Statements of Shareholders' Equity.

Preferred Stock - In April, 1998, the Company completed a private placement of 80,000 shares of Series A convertible redeemable preferred stock at $100 per share, or $8,000 in gross proceeds and received net proceeds of $7,337. The preferred stock bears a dividend rate of 7.5%, which is payable quarterly, and is convertible at the option of the holder into 2,909,091 shares of the Company's common stock. The preferred stock is redeemable at the Company's option anytime after April 21, 2001. The preferred stock is not mandatorily redeemable. In addition, the Company can force conversion of the preferred stock into common shares if the Company's common stock trades at or above $4.125 for twenty out of thirty consecutive trading days. Holders of the Series A preferred stock are entitled to a number of votes equal to those they would have assuming conversion into common stock, without taking into account fractional shares.

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

Stock Options and Warrants - The Company has issued stock options and warrants at exercise prices ranging from $.41 - 3.63 per share, the market value at the date of issuance. Any remaining unexercised options and warrants expire in fiscal 2000. The stock option activity during the periods indicated is as follows:

                                                   Shares
                                                 Subject to
                                                   Options      Option Prices
                                                 ----------     -------------
     Outstanding at September 30, 1996             340,000       $0.41 - 3.63

     Granted                                             -                  -
     Exercised                                           -                  -
     Canceled                                            -                  -
                                               --------------------------------
     Outstanding at September 30, 1997             340,000        0.41 - 3.63

     Granted                                             -                  -
     Exercised                                    (150,000)              0.41
     Canceled                                            -                  -
                                               --------------------------------
     Outstanding at September 30, 1998             190,000        0.41 - 3.63

     Granted                                             -                  -
     Exercised                                    (150,000)              0.41
     Canceled                                      (10,000)                 -
                                               --------------------------------
     Outstanding at September 30, 1999              30,000              $3.63
                                               ================================

Notes to Consolidated Financial Statements
Years Ended September 30, 1999, 1998, and 1997
(Dollars in thousands, except share and per share amounts)
--------------------------------------------------------------------------------

In addition to the stock options noted above, the Company has two qualified stock option plans. The Company adopted the 1993 Stock Option Plan ("the 1993 Plan") which reserves an aggregate of 1,500,000 shares of the Company's common stock for the issuance of stock options which may be granted to employees, officers and directors of and consultants to the Company. Under the terms of the 1993 Plan, the Company may grant "incentive stock options" or "non-qualified options" at not less than the fair market value on the date of grant. Options granted under the 1993 Plan are exercisable as to 25 percent of the shares covered thereby commencing six months after the earlier of the date of grant or the date of employment, and as to an additional 25%, cumulatively, on the first, second and third anniversaries of the date of grant, and expire ten years after the date of grant. In each of January, 1998 and in February, 1999, the Company reserved an additional 1,500,000 shares of the Company's common stock for the issuance of stock options under the 1993 Plan. At September 30, 1999, the Company had 1,767,825 shares available for future grants.

Stock option activity during the periods indicated under the 1993 Plan are as follows:

                                       Shares         Shares
                                    Available for    Subject to
                                        Grant         Options      Option Prices
                                    -------------    ----------    -------------
Outstanding at September 30, 1996     1,100,000          400,000    $1.94 - 3.63

Granted                              (1,078,800)       1,078,800     1.94 - 2.63
Exercised                                     -                -               -
Canceled                                366,925         (366,925)    1.94 - 3.63
                                    --------------------------------------------
Outstanding at September 30, 1997       388,125        1,111,875     1.94 - 3.63

Additional shares reserved            1,500,000                -               -
Granted                              (1,183,887)       1,183,887     2.31 - 3.00
Exercised                                     -                -               -
Canceled                                117,975         (117,975)    1.94 - 2.94
                                    --------------------------------------------
Outstanding at September 30, 1998       822,213        2,177,787     1.94 - 3.63

Additional shares reserved            1,500,000                -               -
Granted                                (744,000)         744,000     2.06 - 3.00
Exercised                                51,750          (51,750)    1.94 - 2.50
Canceled                                137,862         (137,862)    1.94 - 2.94
                                    --------------------------------------------
Outstanding at September 30, 1999     1,767,825        2,732,175    $1.94 - 3.00
                                    ============================================


During 1996 the shareholders of the Company approved a stock option plan which reserves an aggregate of 200,000 shares of the Company's stock for non-employee Directors of the Company (the "1995 Plan"). The 1995 Plan provides for automatic granting of 10,000 options to each non-employee director of the Company at a price equal to the market value on the date of grant which is the date of the annual shareholders' meeting each year, exercisable for 10 years after the date of the grant. These options are exercisable as to 25% of the shares thereby on the date of grant and as to an additional 25%, cumulatively on the first, second and third anniversaries of the date of grant. At September 30, 1999 there were 30,000 shares available for grant under the 1995 Plan.

Notes to Consolidated Financial Statements
Years Ended September 30, 1999, 1998, and 1997
(Dollars in thousands, except share and per share amounts)
--------------------------------------------------------------------------------

Stock option activity during the periods indicated under the 1995 Plan are as follows:

                                       Shares          Shares
                                    Available for    Subject to
                                       Grant          Options      Option Prices
                                    -------------    ----------    -------------
Outstanding at September 30, 1996      140,000          60,000      $3.63 - 3.66

Granted                                (30,000)         30,000              2.66
Exercised                                    -               -                 -
Canceled                                     -               -                 -
                                    --------------------------------------------
Outstanding at September 30, 1997      110,000          90,000       2.66 - 3.66

Granted                                (30,000)         30,000              2.44
Exercised                                    -               -                 -
Canceled                                     -               -                 -
                                    --------------------------------------------
Outstanding at September 30, 1998       80,000         120,000       2.44 - 3.66

Granted                                (50,000)         50,000              2.68
Exercised                                    -               -                 -
Canceled                                     -               -                 -
                                    --------------------------------------------
Outstanding at September 30, 1999       30,000         170,000      $2.44 - 3.66
                                    ============================================


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

The Company has elected to account for its stock-based compensation plans under APB 25; however, the company has computed, for pro forma disclosure purposes, the value of all options granted during the years ended September 30, 1999, 1998 and 1997, using the Black-Scholes option pricing model as prescribed by SFAS 123 using the following weighted average assumptions for grants:


                                             Year Ended September 30,
                                       ------------------------------------
                                       1999           1998             1997
                                       ----           ----             ----
     Risk-free interest rate           5.13%           6.00%             6.00%
     Expected dividend yield              0%              0%                0%
     Expected lives                   7 years         7 years           7 years
     Expected volatility               55.5%           57.1%             57.1%

Notes to Consolidated Financial Statements
Years Ended September 30, 1999, 1998, and 1997
(Dollars in thousands, except share and per share amounts)
--------------------------------------------------------------------------------

Using the Black-Scholes methodology, the total value of options granted during the years ended September 30, 1999, 1998 and 1997, was $1,064, $1,458 and $1,357
respectively, which would be amortized on a pro forma basis over the vesting period of the options (typically three years). The weighted average per share fair value of options granted during the years ended September 30, 1999, 1998 and 1997, was $1.36, $1.60 and $1.27 respectively. If the Company had accounted for its stock-based compensation plans in accordance with SFAS 123, the Company's net earnings (loss) and net earnings (loss) per share would approximate the pro forma disclosures below:

                              Year Ended                      Year Ended                       Year Ended
                          September 30, 1999              September 30, 1998               September 30, 1997
                       -------------------------       -------------------------        -------------------------
                       As Reported     Pro Forma       As Reported     Pro Forma        As Reported     Pro Forma
                       -----------     ---------       -----------     ---------        -----------     ---------
Net earnings (loss)     $ (9,539)    $ (10,203)            $ 312         $ (176)         $ (2,037)      $ (2,284)
Basic net earnings
   (loss) per share        (0.54)        (0.60)             0.00          (0.02)            (0.12)         (0.13)
Diluted net earnings
   (loss) per share        (0.54)        (0.60)             0.00          (0.02)            (0.12)         (0.13)


The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. SFAS 123 does not apply to awards prior to the year ended September 30, 1996, and additional awards are anticipated in future years.

The following table summarizes information about stock options outstanding at September 30, 1999:


                               Options Outstanding                                           Options Exercisable
----------------------------------------------------------------------------------    ----------------------------------
                                                  Weighted                            Number of shares
                            Number                 Average            Weighted         Exercisable at        Weighted
    Range of            Outstanding at            Remaining           Average           September 30,         Average
 Exercise Prices      September 30, 1999         Contractual       Exercise Price           1999             Exercise
                                                Life - Years                                                   Price
------------------    --------------------     ----------------    ---------------    ------------------    ------------
     $1.94 - 2.74               2,672,575                  8.3              $2.28             1,435,512           $2.25
       2.75 -3.66                 259,600                  6.3               3.21               218,475            3.26
------------------    --------------------     ----------------    ---------------    ------------------    ------------
    $ 1.94 - 3.66               2,932,175                  8.1              $2.36             1,653,987           $2.38


At September 30, 1998 and 1997, 1,171,121 and 774,000 options, respectively, were exercisable at weighted average exercise prices of $2.13 per share and $1.68 per share, respectively.

Notes to Consolidated Financial Statements
Years Ended September 30, 1999, 1998, and 1997
(Dollars in thousands, except share and per share amounts)
--------------------------------------------------------------------------------

Note 13. Stock Repurchase Program
---------------------------------

In January 1996 the Company initiated a stock repurchase program of up to 1,000,000 shares of its common stock. Under this program the Company acquired 195,200 shares during fiscal 1996 at an average price of $2.77 per share, which include 100,000 shares of common stock at $2.75 per share representing the market price on the date purchased from Enercorp, Inc., a publicly-held business development company which beneficially owns approximately 11% of the Company's stock. The Chairman and President of the Company is a significant shareholder of Enercorp. During the year ended September 30, 1997, the Company issued 65,000 treasury shares at $2.50 per share to Enercorp and a consultant for acquisition advisory work. The Loan prohibits further purchases under this program except for share repurchases allowed from the proceeds of employee stock option exercise.


Note 14. Discontinued Operations
--------------------------------

Agriculture Equipment Segment - In December 1998, the Company announced its intention to divest its Agriculture Equipment Segment. These operations are reflected as discontinued operations for all periods presented in the Company's Statements of Operations. During 1999, the Company recorded an estimated net loss on disposal of $5,611, net of tax benefit of $3,189, or $(0.30) per common share, associated with the divestiture of the Agriculture Equipment Segment. The loss is based upon events and information which resulted in management's revised estimate of the net realizable value of the Agriculture Equipment Segment. The revised estimate is based upon contract negotiations and lower than anticipated bids for portions of the segment which resulted in a write-down of certain assets and a provision for associated costs. Liabilities of the Agriculture Equipment Segment to be retained by the Company as of September 30, 1999, amounted to $462 included in the accounts payable and $217 included in the accrued expenses caption of the accompanying Consolidated Balance Sheet for current payables and accruals. Additionally, $570 is included in the current portion of Long-term Debt and Capital Leases and $700 is included in the Long-term Debt and Capital Leases obligations caption for debt to be retained.

Under generally accepted accounting principles, a provision for loss on discontinued operations has been included based on management's best estimates of the amounts expected to be realized on the sale of the Agriculture Equipment Segment. While estimates are based on an analysis of the segment, including appraisals of equipment, there have been limited recent sales of comparable assets to consider in preparing such valuations. The amounts the Company will ultimately realize could differ materially in the near term from the amounts assumed in arriving at the loss anticipated on disposal of the discontinued operations.

Notes to Consolidated Financial Statements
Years Ended September 30, 1999, 1998, and 1997
(Dollars in thousands, except share and per share amounts)
--------------------------------------------------------------------------------

The summarized results for the Agriculture Equipment segment for the years ended September 30 are as follows:


                                           1999         1998         1997
                                           ----         ----         ----

Net sales                                $ 7,225     $  8,500     $  9,581
                                         ==================================

Loss from operations before allocated
   interest expense and income tax
   benefits                              $     -     $ (2,239)    $ (2,284)
Allocated interest expense                     -         (279)        (433)
                                         ----------------------------------
Loss from operations before income
   tax benefit                                 -       (2,518)      (2,717)
Income tax benefit                             -          959        1,087
Loss allocable to minority interest            -          288          250
                                         ----------------------------------
Loss from operations                           -       (1,271)      (1,380)

Loss on disposal before interest
   and income taxes                       (8,700)      (2,273)           -
Allocated interest expense                  (100)        (277)           -
                                         ----------------------------------
Loss on disposal before income tax
   benefit                                (8,800)      (2,550)           -
Income tax benefit                         3,189          972            -
Loss allocable to minority interest            -          175            -
                                         ----------------------------------
Loss on disposal                          (5,611)      (1,403)           -
                                         ----------------------------------
Total loss on discontinued operations    $(5,611)    $ (2,674)     (1,380)
                                         ==================================


The net assets of the Agriculture Equipment segment held for disposition included in the accompanying Consolidated Balance Sheet, net of writedown to estimated net realizable value, as of September 30, 1999 and 1998, are as follows:

                                                          1999        1998
Current assets:                                           ----        ----
   Accounts receivable and inventory, net                $ 360      $ 5,787
                                                      ========================

Long term assets:
   Property, plant and equipment, net                    $ 500      $ 3,424
                                                      ========================


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

Notes to Consolidated Financial Statements
Years Ended September 30, 1999, 1998, and 1997
(Dollars in thousands, except share and per share amounts)
--------------------------------------------------------------------------------

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

The summarized results for Kenco for the years ended September 30 are as follows reflecting operating results through the measurement date:

                                                        1998             1997
                                                        ----             ----
      Net sales                                       $  4,964         $  8,666
                                                      =========        =========

      Loss from operations before allocated interest
         expense and income tax benefit                      -           (1,727)
      Allocated interest expense                             -             (290)
                                                      ---------        ---------
      Loss from operations before income tax benefit         -           (2,017)
      Income tax benefit                                     -              810
                                                      ---------        ---------
      Loss from operations                                   -           (1,207)

      Loss on disposal before interest and income
         taxes                                          (2,428)          (2,771)
      Allocated interest expense                          (198)            (505)
                                                      ---------        ---------
      Loss on disposal before income tax benefit        (2,626)          (3,276)
      Income tax benefit                                 1,001            1,311
                                                      ---------        ---------
      Loss on disposal                                  (1,625)          (1,965)
                                                      ---------        ---------
         Total loss on discontinued operations        $ (1,625)        $ (3,172)
                                                      =========        =========


Note 15. Business Segment Information
-------------------------------------

In the fourth quarter of 1999, the Company adopted SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 changes the method of disclosing segment information to the manner in which the Company's chief operating decision maker organizes the components for making operating decisions, assessing performance and allocating resources. The Company has organized the segments based on the type of products sold which are described in
Note 1. As required by SFAS 131, all prior years' segment data has been restated.

The Company accounts for its segments under the same policies as described in the principal accounting policies footnote. Intersegment revenues and related earnings are not material. Management evaluates segment performance primarily based on revenue and operating income; therefore, other items included in pretax income, consisting primarily of interest income or expense, are not reported in segment results.

Notes to Consolidated Financial Statements
Years Ended September 30, 1999, 1998, and 1997
(Dollars in thousands, except share and per share amounts)
--------------------------------------------------------------------------------

Operating income is net of all corporate expenses, which are allocated based on measurable services provided to each segment or for general corporate expenses which are allocated on a revenue and capital basis.

Identifiable corporate assets consist primarily of investment in an affiliated company and other assets, and deferred taxes.

                                                                                     1999          1998           1997
                                                                                   --------      --------       --------
NET SALES BY CLASSES OF SIMILAR PRODUCTS FROM CONTINUING OPERATIONS
Vehicle Components                                                                 $ 58,136      $ 54,071       $ 42,914
Electrical Components and GPS                                                         3,286         3,575          3,757
                                                                                   --------------------------------------
                                                                                   $ 61,422      $ 57,646       $ 46,671
EARNINGS (LOSS) FROM CONTINUING OPERATIONS                                         ======================================
Vehicle Components:
   Before loss from impairment of assets
   and acquired in-process research
   and developed expense                                                            $ 6,632      $ 10,992       $  7,609
   Loss from impairment of assets                                                    (5,278)            -              -
   Acquired in-process research and
   development expense                                                               (1,750)            -              -
                                                                                   --------------------------------------
Total Vehicle Components                                                               (396)       10,992          7,609
Electrical Components and GPS                                                        (2,635)       (2,001)        (1,217)
                                                                                   --------------------------------------
                                                                                   $ (3,031)     $  8,991       $  6,392
                                                                                   ======================================
IDENTIFIABLE ASSETS
Vehicle Components                                                                 $ 54,652      $ 47,038       $ 26,017
Electrical Components and GPS                                                         8,992         8,353          7,728
                                                                                   --------------------------------------
Total assets - continuing operations                                                 63,644        55,391         33,745
Automotive accessories - discontinued operations                                          -         3,963          8,699
Agricultural equipment - discontinued operations                                        860         9,211          5,869
                                                                                   --------------------------------------
Total assets                                                                       $ 64,504      $ 68,565       $ 48,313
                                                                                   ======================================
CAPITAL EXPENDITURES
Vehicle Components                                                                 $  3,721      $  6,446          $ 420
Electrical Components and GPS                                                         1,046           386            246
                                                                                   --------------------------------------
Total capital expenditures - continuing operations                                    4,767         6,832            666
Automotive accessories - discontinued operations                                          -             -            330
Agricultural equipment - discontinued operations                                         92           191            145
                                                                                   --------------------------------------
Total capital expenditures                                                         $  4,859      $  7,023        $ 1,141
                                                                                   ======================================

DEPRECIATION AND AMORTIZATION
Vehicle Components                                                                 $  1,652      $  1,077        $   756
Electrical Components and GPS                                                           404           329            315
                                                                                   --------------------------------------
Total depreciation and amortization - continuing operations                           2,056         1,406          1,071
Automotive accessories - discontinued operations                                          -           179            231
Agricultural equipment - discontinued operations                                         92           309            304
                                                                                   --------------------------------------
Total depreciation and amortization                                                $  2,148      $  1,894        $ 1,606
                                                                                   ======================================

Notes to Consolidated Financial Statements
Years Ended September 30, 1999, 1998, and 1997
(Dollars in thousands, except share and per share amounts)
--------------------------------------------------------------------------------

For geographic information, revenues are allocated between the United States and International, depending on whether the shipments are to customers within the United States or located outside the United States. Long-lived assets outside the United States were immaterial for all periods presented.

     Year ended September 30,      1999           1998           1997
                                   ----           ----           ----
     Canada                      $ 5,493        $ 3,377        $ 2,795
     Sweden                        1,868          2,073          1,439
     Mexico                        2,276             35              -
     Other                         2,947          3,201          2,121
                                 -------        -------        -------
     Net Sales-export             12,584          8,686          6,355
     United States                48,838         48,960         40,316
                                 -------        -------        -------
                                 $61,422        $57,646        $46,671
                                 =======        =======        =======


Note 16. Other Benefit Plans
----------------------------

The Company maintains an Employee Stock Ownership Plan (ESOP) for non-union employees. The ESOP may buy shares of the Company's stock from time to time on the open market or directly from the Company. The ESOP has been authorized to borrow up to $1,000 from the Company or financial institutions to finance its purchases. At September 30, 1999 all shares had been allocated under the plan and there were no amounts under the loan outstanding.

The Company sponsors salaried employees and union employees matching 401(k) plans, in which eligible employees may elect to contribute a portion of their compensation.


Note 17. Post Retirement Benefits other than Pensions
-----------------------------------------------------

The Company provides health care and life insurance benefits for certain of its retired employees ("Post Retirement Plan"). These benefits are subject to deductibles, co-payment provisions and other limitations. The Company may amend or change the Post Retirement Plan periodically.

Effective October 1, 1993 the Company adopted SFAS No. 106, "Employers' Accounting for Post Retirement Benefits other than Pensions" ("SFAS 106"). SFAS 106 requires companies to accrue the cost of post retirement health care and life insurance benefits within employees' active service period rather than recognizing these costs on a cash basis as had been prior practice.

The Company elected to amortize the Accumulated Post Retirement Benefit obligation at October 1, 1993 over twenty years as a component of post retirement benefits expense.

Notes to Consolidated Financial Statements
Years Ended September 30, 1999, 1998, and 1997
(Dollars in thousands, except share and per share amounts)
--------------------------------------------------------------------------------

The following table provides information on the post retirement plan status at September 30, 1999:

Accumulated Post Retirement Benefit Obligation              1999        1998
                                                            ----        ----

Retirees                                                   $ 1,503     $ 1,592
Fully eligible active participants                             662         660
Other active Plan participants                               1,312       1,333
                                                         -----------------------
                                                             3,477       3,585

Plan assets                                                      -           -
                                                         -----------------------
Accumulated post retirement benefit
    obligation in excess of Plan assets                      3,477       3,585

Unrecognized gain                                              500         147
Unrecognized prior service cost                               (576)       (649)
Unrecognized transition obligation                          (1,606)     (1,720)
                                                         -----------------------

Accrued post retirement benefit cost
    in the consolidated balance sheet                      $ 1,795     $ 1,363
                                                         =======================


Post retirement benefits expense included the following components for the years ended September 30:

                                                            1999        1998        1997
                                                            ----        ----        ----
Service cost                                                $ 89        $ 92        $ 74
Interest cost                                                264         239         218
Amortization of unrecognized net obligation at transition    178         190         165
                                                           -----------------------------
Post retirement benefits expense                            $531        $521        $457
                                                           =============================


The assumed health care cost trend rate used in measuring the accumulated post retirement benefit obligation (APBO) ranged between 4.5%-10% in the first year, declining to 4.5% - 5.0% after 8 years. The discount rate used in determining the APBO was 7.75% and 6.75% for the years ended September 30, 1999 and 1998, respectively.

If the assumed medical costs trends were increased by 1%, the APBO as of September 30, 1999 would increase by $234, and the aggregate of the services and interest cost components of the net annual post retirement benefit cost would be increased by $30. If the assumed medical costs trends were decreased by 1%, the APBO as of September 30, 1999 would decrease by $306, and the aggregate of the services and interest cost components of the net annual post retirement benefit cost would be decreased by $42.

Notes to Consolidated Financial Statements
Years Ended September 30, 1999, 1998, and 1997
(Dollars in thousands, except share and per share amounts)
--------------------------------------------------------------------------------

Note 18. Acquisition
--------------------

In July, 1999, the Company purchased the ProActive Pedals division of Active Tools Manufacturing Co., Inc. ProActive Pedal is a designer and developer of patented adjustable foot pedal systems and modular pedal systems. The purchase price included $5,750 in cash, plus the assumption of approximately $286 in liabilities. In addition, the Company entered into a patent license with the patent holder which required an initial payment of $600 and minimum annual royalty payments of $95 per year for ten years. Assets acquired include tooling designs, technology and patent rights on adjustable foot pedal systems, as well as designs of modular foot pedal systems. The acquisition was accounted for using the purchase method of accounting and the results of operations of ProActive have been included in the consolidated results of operations of the Company from the acquisition date. The purchase price allocation resulted in a $1,750 charge to operations for acquired in-process research and development, determined by independent appraisal, for the year ended September 30, 1999. The technological feasibility of the acquired technology, which has no alternative future use, had not been established prior to the purchase. The allocation of the purchase price also resulted in $1,820 being allocated to developed technology which is being amortized over a seven year period. The excess of the purchase price over the fair value of the assets acquired and liabilities assumed of $2,162 was recorded as goodwill and is being amortized on a straight line basis over a 15 year period.

The following unaudited pro forma results for the years ended September 30, 1999 and 1998, includes the results of ProActive Pedals assuming such acquisitions occured as of October 1, 1997, and includes the acquired in-process research and development charge in the period when incurred:

                                                  1999        1998
                                                  ----        ----
     Sales                                      $63,059     $57,856
     Operating income (loss)                     (5,401)      6,360
     Loss from continuing operations            (11,137)     (1,495)
     Net loss per share - basic                   (0.63)      (0.09)
     Net loss per share - diluted                 (0.63)      (0.09)


The purchase was financed through the private placement of 1,331,149 shares of the Company's common stock with net proceeds of approximately $3,379. In addition, the Company borrowed $2,500 from its bank under a new term loan facility ("Term Loan III").


Note 19. Sale Leaseback
-----------------------

In April 1997 the Company sold its Portland, Oregon manufacturing facility in a sale-leaseback transaction for approximately $4,600. The transaction was accounted for as a financing and the capitalized lease obligations of approximately $4,600 were recorded as long term liabilities. In April 1998, under the terms of the agreement, the Company provided a mortgage note to the purchaser in the amount of $3,200 which was reported as a note receivable at September 30, 1998. In December 1998, the Company exercised an option to repurchase the building for $4,700, consisting of cash of $1,500 and the note receivable of $3,200. Accordingly, the note receivable of $3,200 and the capital lease obligation of $4,600 have been eliminated from the balance sheet at September 30, 1999. The costs associated with the building repurchase are reported in other expenses during the year ended September 30, 1999.

The Company borrowed $2,500 from its bank under amended term loans to finance the repurchase transaction and for working capital purposes. Approximately $1,222 of the additional financing was borrowed under an amendment to the Company's existing Term Loan I which increased the Term Loan I balance to $4,105. Term Loan I is payable in equal monthly installments of $60 with the remaining balance of $3,150 due at maturity on July 1, 2001. Approximately $1,278 of the additional financing was provided under an amended Term Loan II payable in 18 equal monthly installments of $71, plus variable interest (8.5% at September 30, 1999).

Notes to Consolidated Financial Statements
Years Ended September 30, 1999, 1998, and 1997
(Dollars in thousands, except share and per share amounts)
--------------------------------------------------------------------------------

Note 20. Quarterly Data (unaudited)

                                                              First        Second        Third        Fourth
                         1999 (1)                            Quarter       Quarter     Quarter (2)  Quarter (3)     Annual
                         --------                          ------------  ------------  -----------  ------------  ------------
Continuing operations:
 Net sales                                                    $ 14,399      $ 16,257     $ 15,749      $ 15,017      $ 61,422
Cost of sales                                                    9,700        11,396       11,366        14,841        47,303
                                                           ------------  ------------  -----------  ------------  ------------
 Gross margin                                                 $  4,699      $  4,861     $  4,383      $    176      $ 14,119
                                                           ============  ============  ===========  ============  ============
 Operating expenses                                           $  2,375      $  2,173     $  7,798      $  4,804      $ 17,150
                                                           ============  ============  ===========  ============  ============
Earnings (loss) from continuing operations                    $  1,031      $  1,477     $ (2,378)     $ (4,058)     $ (3,928)
Loss from discontinued operations                                    -             -            -        (5,611)       (5,611)
                                                           ============  ============  ===========  ============  ============
Net earnings (loss)                                           $  1,031      $  1,477     $ (2,378)     $ (9,669)     $ (9,539)
                                                           ============  ============  ===========  ============  ============

Earnings (loss) per common share from continuing
   operations - basic                                         $   0.05      $   0.07     $  (0.14)     $  (0.22)     $  (0.24)
(Loss) per common share from discontinued
   operations - basic                                                -             -            -         (0.29)        (0.30)
                                                           ============  ============  ===========  ============  ============
Earnings (loss) per common share - basic                      $   0.05      $   0.07     $  (0.14)     $  (0.51)     $  (0.54)
                                                           ============  ============  ===========  ============  ============
Earnings (loss) per common share from continuing
   operations - diluted                                       $   0.05      $   0.07     $  (0.14)     $  (0.22)     $  (0.24)
(Loss) per common share from discontinued
   operations - diluted                                              -             -            -         (0.29)        (0.30)
                                                           ============  ============  ===========  ============  ============
Earnings (loss) per common share - diluted                    $   0.05      $   0.07     $  (0.14)     $  (0.51)     $  (0.54)
                                                           ============  ============  ===========  ============  ============

                                                              First        Second        Third        Fourth
                       1998 (5) (6)                          Quarter       Quarter      Quarter     Quarter (4)      Annual
                       ------------                        ------------  ------------  -----------  ------------  ------------
Continuing operations:
 Net sales                                                    $ 12,698      $ 15,613     $ 14,767      $ 14,568      $ 57,646
Cost of sales                                                    8,825        10,648        9,949        10,707        40,129
                                                           ------------  ------------  -----------  ------------  ------------
 Gross margin                                                 $  3,873      $  4,965     $  4,818      $  3,861      $ 17,517
                                                           ============  ============  ===========  ============  ============
 Operating expenses                                           $  1,869      $  2,303     $  2,443      $  1,911      $  8,526
                                                           ============  ============  ===========  ============  ============
Earnings from continuing operations                           $    851      $  1,393     $  1,465      $    902      $  4,611
Loss from discontinued operations                                 (157)         (306)        (336)       (3,500)       (4,299)
                                                           ============  ============  ===========  ============  ============
Net earnings (loss)                                           $    694      $  1,087     $  1,129      $ (2,598)     $    312
                                                           ============  ============  ===========  ============  ============

Earnings per common share from continuing
   operations - basic                                         $   0.05      $   0.08     $   0.08      $   0.04      $   0.24
(Loss) per common share from discontinued
   operations - basic                                            (0.01)        (0.02)       (0.02)        (0.19)        (0.24)
                                                           ============  ============  ===========  ============  ============
Earnings (loss) per common share - basic                      $   0.04      $   0.06     $   0.06      $  (0.15)     $      -
                                                           ============  ============  ===========  ============  ============
Earnings per common share from continuing
   operations - diluted                                       $   0.05      $   0.08     $   0.07      $   0.04      $   0.23
(Loss) per common share from discontinued
   operations - diluted                                          (0.01)        (0.02)       (0.02)        (0.19)        (0.23)
                                                           ============  ============  ===========  ============  ============
Earnings (loss) per common share - diluted                    $   0.04      $   0.06     $   0.05      $  (0.15)     $      -
                                                           ============  ============  ===========  ============  ============

Notes to Consolidated Financial Statements
Years Ended September 30, 1999, 1998, and 1997
(Dollars in thousands, except share and per share amounts)
--------------------------------------------------------------------------------

(1) Certain reclassifications have been made to the first three quarters for the year ended September 30, 1999 from amounts previously reported.
(2) The third quarter of 1999 operating expenses includes a $5,278 loss from the impairment of assets related to Kenco, our former automotive accessories business unit, consisting of $4,655 for the impairment of non-voting preferred stock and notes and accounts receivable and $623 for the impairment of property.
(3) The fourth quarter of 1999 operating expenses includes $1,750 expense for acquired in-process research and development and changes in estimated amounts for warranty and inventory reserves based on fourth quarter events. The fourth quarter of 1999 loss from discontinued operations includes an additional loss for the Agricultural Equipment Segment which reflects events and information which resulted in management's revised estimate of the net realizable value of this segment.
(4) The fourth quarter of 1998 loss from discontinued operations includes the effects of the Company's decision to dispose of its Agricultural Equipment segment as of September 30, 1998 and an additional loss on the disposal of its previously disposed of Automotive Accessories segment which represented an adjustment to the estimated value of non-voting preferred stock that the Company received in the sale and from additional liabilities related to the sale.
(5) All quarters prior to the fourth quarter 1998 have been restated to reflect the Agricultural Equipment segment as a discontinued operation.
(6) Earnings (loss) per share for all periods have been restated for the provisions of SFAS 128.


Note 21. Related Parties
------------------------

In addition to related party transactions discussed elsewhere in the notes to the consolidated financial statements, during the year ended September 30, 1999, $157 was paid to an affiliated company, for website development and e-commerce designs. The chairman of the Company is a controlling shareholder of the affiliated company.


Note 22. Contingencies
----------------------

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

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Board of Directors of
Williams Controls, Inc.:

We have audited the accompanying consolidated balance sheets of Williams Controls, Inc. and subsidiaries as of September 30, 1999 and 1998, and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity, and cash flows for each of the two years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Williams Controls, Inc. and subsidiaries as of September 30, 1999 and 1998, and the results of their operations and their cash flows for each of the two years in the period then ended, in conformity with generally accepted accounting principles.



                                                        /s/  Arthur Andersen LLP
                                                        ------------------------
                                                             ARTHUR ANDERSEN LLP
Portland, Oregon,
December 29, 1999

INDEPENDENT AUDITORS' REPORT

Board of Directors
Williams Controls, Inc.
Portland, Oregon

We have audited the accompanying consolidated statements of operations, comprehensive income (loss), shareholders' equity and cash flows of Williams Controls, Inc. and subsidiaries for the year ended September 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Williams Controls, Inc. and subsidiaries for the year ended September 30, 1997, in conformity with generally accepted accounting principles.








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


                                    Part III
                                    --------


Item 10. Directors and Executive Officers of the Registrant

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


Item 12. Security Ownership of Certain Beneficial Owners and Management

Incorporated by reference from the Company's 1999 Proxy Statement.


Item 13. Certain Relationships and Related Transactions

Incorporated by reference from the Company's 1999 Proxy Statement.


                                     Part IV
                                     -------

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

1. See Exhibit Index on page 60 of this Form 10-K.

2. See Index to Financial Statements in Item 8 of this Form 10-K.

3. See Index to Schedules on page 56 of this Form 10-K.

4. Reports on Form 8-K.

On Form 8-K dated August 13, 1999, under "Item 2. Acquisition or Disposition of Assets" the Company announced the acquisition of the ProActive Pedals Division of Active Tools and Manufacturing Co., Inc.

On Form 8-KA dated October 12, 1999, under "Item 7. Financial Statements and Exhibits" the Company amended its 8-K dated August 13, 1999 to include (a) financial statements of the business acquired (ProActive Pedals) and (b) Proforma financial information.

                                   Signatures
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


WILLIAMS CONTROLS, INC.

         Date:   December 29, 1999           By:  /s/   Thomas W. Itin
                                                  ------------------------------
                                                  Thomas W. Itin, Chairman,
                                                  President and Chief
                                                  Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




         Date:   December 29, 1999           By:  /s/ Thomas W. Itin
                                                  ------------------------------
                                                  Thomas W. Itin,
                                                  Principal Executive
                                                  Officer, Chairman, President,
                                                  Chief Executive Officer and
                                                  Director


         Date:   December 29, 1999           By:  /s/ Gerard A. Herlihy
                                                  ------------------------------
                                                  Gerard A. Herlihy
                                                  Chief Financial and
                                                  Administrative Officer

         Date:   December 29, 1999           By:  /s/ Kim L. Childs
                                                  ------------------------------
                                                  Kim L. Childs
                                                  Principal Accounting Officer


         Date:   December 29, 1999           By:  /s/ Anthony B. Cashen
                                                  ------------------------------
                                                  Anthony B. Cashen, Director


         Date:   December 29, 1999           By:
                                                  ------------------------------
                                                  H. Samuel Greenawalt, Director


         Date:   December 29, 1999           By:  /s/ Timothy Itin
                                                  ------------------------------
                                                  Timothy Itin, Director


         Date:   December 29, 1999           By:  /s/ Charles G. McClure
                                                  ------------------------------
                                                  Charles G. McClure, Director

                             Williams Controls, Inc.

                               Index to Schedules





                                                                       Page
                                                                       ----



                   Report of Independent Public Accountants             57

                   Independent Auditors' Report                         58

Schedule II        Valuation and Qualifying Accounts                    59
























All other schedules are omitted because they are not required, not applicable or the required information is given in the Consolidated Financial Statements.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors of
Williams Controls, Inc.:

We have audited in accordance with generally accepted auditing standards, the financial statements, as of and for the years ended September 30, 1999 and 1998, included in Williams Controls, Inc. and subsidiaries' Form 10-K, and have issued our report thereon dated December 29, 1999. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index to item 14 of this Form 10-K is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commissions rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                        /s/  Arthur Andersen LLP
                                                        ------------------------
                                                             ARTHUR ANDERSEN LLP

Portland, Oregon,
December 29, 1999

INDEPENDENT AUDITORS' REPORT


Board of Directors
Williams Controls, Inc.
Portland, Oregon


We have audited the 1997 consolidated financial statements of Williams Controls, Inc. and subsidiaries, referred to in our report dated December 18, 1997 which is included under Item 8 in this Form 10-K. In connection with our audit of these financial statements, we audited the 1997 financial statement schedule, listed under Item 14 of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information stated therein, when considered in relation to the financial statements taken as a whole.




                                    /s/ Horwath Gelfond Hochstadt Pangburn & Co.
                                    --------------------------------------------
                                        HORWATH GELFOND HOCHSTADT PANGBURN & CO.




Denver, Colorado
December 18, 1997

                             Williams Controls, Inc.

                        Valuation and Qualifying Accounts

                                   Schedule II

                             (Dollars in thousands)


                                                 Beginning             Ending
        Description                               balance              balance
        -----------                              ---------             -------

For Year Ended September 30, 1999

Total reserves for doubtful accounts
  and obsolete inventory                          $  569               $ 1,066
                                                  ======               =======


For Year Ended September 30, 1998

Total reserves for doubtful accounts
  and obsolete inventory                          $  855               $   569
                                                  ======               =======

For Year Ended September 30, 1997

Total reserves for doubtful accounts
  and obsolete inventory                          $1,064               $   855
                                                  ======               =======







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


         10.1(c )       Form   of   Indemnification   Agreement  for  H.  Samuel
                        Greenawalt and Timothy Itin. (Incorporated by reference to Exhibit 10.1(c) to the Registrant's 1993 Form 10-K)


         10.2(a) Credit Agreement dated July 11, 1997 among Registrant and its subsidiaries and Ajay Sports, Inc. ("Ajay") and its subsidiaries, all as borrowers, and Wells Fargo Bank, National Association, as lender (the "Credit Agreement"). (Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1997 (the "June 1997 Form 10-Q"))

         10.2(b)        Promissory Notes under the Credit Agreement:
                        (a) Revolving Credit Loans Promissory Note
                        (b) Term Loan I Promissory Note
                        (c) Term Loan II Promissory Note
                        (d) Real Estate Loan Promissory Note
                        (All  incorporated  by  reference to Exhibit 10.2 to the
                         Registrant's June 1997 Form 10-Q)
                        (e) Term Loan III Promissory Note (Filed Herewith)

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

         10.2(f) Continuing Unconditional Guaranty of Thomas W. Itin in favor of Wells Fargo Bank. (Incorporated by reference to Exhibit 10.6 to the June 1997 Form 10-Q)

         10.2(g) First Amendment to Credit Agreement dated June 30, 1998 (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, Date of report June 30, 1998)

         10.2(h) Replacement Term Loan I Promissory Note, dated June 30, 1998 made by Registrant payable to Wells Fargo Bank (Incorporated by reference to Exhibit 10.2 to the Registrant's June 30, 1998 Form 8-K)

         10.3(a) Intercreditor Agreement dated July 11, 1997 among Registrant and subsidiaries, Ajay Sports, Inc. and subsidiaries, United States National Bank of Oregon ("US Bank"), Thomas W. Itin and Wells Fargo Bank, National Association. (Incorporated by reference to Exhibit 10.7 to the Registrant's June 1997 Form 10-Q)

         10.3(b) Consent, Reaffirmation and Release Agreement with US Bank. (Incorporated by reference to Exhibit 10.8 to the Registrant's June 1997 Form 10-Q)

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

         10.4(b) The Registrant's 1993 Stock Option Plan as amended to date (Filed Herewith)

         Exhibit
         Number         Description
         -------        -----------

         10.5           Williams/Ajay  Loan  and  Joint  Venture  Implementation
                        Agreement dated May 6, 1994, as amended by letter agreement dated April 3, 1995. (Incorporated by reference to Exhibit 10.4 to the Registrant's March 1995 Form 10-Q)

         10.6(a) Guaranty dated as of October 2, 1995 by Thomas W. Itin to the Registrant (the "Itin Guaranty"). (Incorporated by reference to Exhibit 10.9 to the Registrant's 1995 Form 10-K)

         10.6(b) Amendment One to the Itin Guaranty. (Incorporated by reference to Exhibit 10.7(b) to the Registrant's Annual Report on Form 10-K for the period ended September 30, 1997 (the "1997 Form 10-K"))

         10.7 Security Agreement between Ajay and its subsidiaries, as debtors, and the Registrant and its subsidiaries, as secured parties. (Incorporated by reference to Exhibit
                        10.8 to the 1997 Form 10-K)

         10.8           Agreement,  dated  June  30,  1998,    by  and among the
                        Registrant and Ajay Sports, Inc. and its subsidiaries (Incorporated by reference to Exhibit 10.3 to the Registrant's June 30, 1998 Form 8-K)

         10.9 Asset Purchase Agreement and related Exhibits between Kenco Williams, Inc. and Kenco Products, Inc. (Incorporated by reference to exhibit 10.1 to the Registrant's current report on Form 8-K, date of report March 16, 1998)

         10.10(a) Asset Purchase Agreement, dated July 28, 1999, by and between Active Tool & Manufacturing Co., Inc., and the Registrant and its subsidiary, ProActive Acquisition Corporation (Filed Herewith)

         10.10(b) Patent License Agreement, dated July 28, 1999, by and between Edmond B. Cicotte and the Registrant and its subsidiary, ProActive Acquisition Corporation
                        (Filed Herewith)

         21.1           List of Subsidiaries. See Item 1 in this report

         23.1           Consent of Horwath Gelfond Hochstadt Pangburn & Co.
                        (Filed Herewith)

         23.2           Consent of Arthur Andersen LLP (Filed Herewith)

         27.1           Financial Data Schedule (Filed Herewith)