Form 10-K/A
period 1999-09-30
WILLIAMS CONTROLS INC
filed 2000-01-28
CIK 854860

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                           FORM 10-KA/Amendment No. 1
               [ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                                     OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: September 30, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ______to_____

                         Commission file number 0-18083

                             Williams Controls, Inc.
             (Exact name of registrant as specified in its charter)


               Delaware                                          84-1099587
    -------------------------------                          -------------------
    (State or other jurisdiction of                           (I.R.S. Employer
     incorporation or organization)                          Identification No.)


 14100 SW 72nd Avenue,  Portland, Oregon                            97224
 ---------------------------------------                          ---------
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

                   Documents Incorporated by Reference - None

                                    Part III

Item 10.   Directors and Executive Officers of the Company

Directors.  Our directors as of January 26, 2000 are as follows:

---------------------------- ------- -------------------------------------------------------------- ----------
                                                                                                    Year First
Name                         Age     Position/Office with Company                                   Elected
---------------------------- ------- -------------------------------------------------------------- ----------
Thomas W. Itin               65      President, Chairman of the Board, Chief Executive Officer and  1988
                                     Treasurer
H. Samuel Greenawalt         71      Director                                                       1994
Timothy S. Itin              41      Director                                                       1994
Anthony B. Cashen            65      Director                                                       1999
Charles G. McClure           46      Director                                                       1999
---------------------------- ------- -------------------------------------------------------------- ---------

Thomas W. Itin has been Chairman of the Board and Chief Executive Officer of the Company since March 1989 and a Director since inception of the Company in November 1988. In addition, Mr. Itin was elected President and Treasurer of the Company in June 1993. Mr. Itin serves on the Cornell University Council and is Chairman of the Technology Transfer Committee of the Council. Mr. Itin has been Chairman, President and owner of TWI International, Inc. ("TWI") since he founded that entity in 1967. TWI acts as consultant for mergers, acquisitions, financial structuring, new ventures and asset management. Mr. Itin also is the owner and principal officer of Acrodyne Corporation. In addition, Mr. Itin is Chairman of the Board and President of LBO Capital Corp. and Ajay Sports, Inc. and its subsidiaries, both of which are publicly-held corporations. Mr. Itin was awarded a Masters of Business Administration degree from New York University and received a Bachelor of Science degree from Cornell University.

H. Samuel Greenawalt has served as a director of the Company and a member of the Audit Committee of the Board since March 1994. From 1987 until his retirement in June 1994, Mr. Greenawalt served as Senior Vice President, Business Development, for Michigan National Bank in Detroit, Michigan. Mr. Greenawalt continues to provide consulting services to Michigan National Bank. From 1958 to 1987, Mr. Greenawalt served in various commercial lending capacities at Michigan National Corporation. From 1954 to 1958, he was with the investment firm of McNaughton-Greenawalt Company. Since June 1993, Mr. Greenawalt has served as a director of Enercorp, Inc., a publicly traded business development company that owns approximately ten percent of the Common Stock of the Company. Mr. Greenawalt received a Bachelor of Science degree from the Wharton School of the University of Pennsylvania, and is a graduate of the University of Wisconsin Banking School.

Timothy S. Itin has served as a director of the Company and a member of the Audit and Compensation Committees of the Board since March 1994. Since January 1999, he has been a Partner in the investment banking firm of Thomas Weisel Partners in San Francisco, California. From July 1998 to December 1998, he was a Principal in the investment banking firm NationsBank Montgomery Securities, LLC, located in San Francisco, California. From January 1996 to June 1998, Mr. Itin was a Managing Director of the investment banking firm of Volpe Brown Whelan & Company, LLC, in San Francisco. From 1991 through 1995, Mr. Itin was a Managing Director of Jensen Securities, an institutional brokerage firm located in Portland, Oregon, where he served on Jensen's management committee. From 1989 to 1991, he was employed by Laurel Management Partners, a money management affiliate of Montgomery Securities. From 1983 to 1989, Mr. Itin was a Limited Partner at Montgomery Securities and worked in the field of investment banking, institutional trading and full service brokerage in San Francisco. Mr. Itin has earned the designation of Chartered Financial Analyst (CFA) and received a Bachelor of Arts degree in economics from Dartmouth College.

Anthony B. Cashen has served as a director of the Company since February 1999. For the past five years, Mr. Cashen has served as a Managing Partner, then as a Senior Partner, of LAI Ward Howell, a publicly held management consulting and executive recruiting firm located in New York City. He has served as Secretary, Treasurer and director of LBO Capital Corp., a publicly held corporation, since its inception. He currently serves as a director of Immucell Corp. and Ajay Sports, Inc., both publicly held corporation. See "Certain Relationships and Related Transactions". Previously, Mr. Cashen had been an officer and principal of the investment firms A.G. Becker, Inc. and Donaldson Lufkin and Jenrette, Inc. He received an MBA from the Johnson Graduate School of Management at Cornell University, and a Bachelor of Science degree from Cornell University.

Charles G. McClure has served as a director of the Company since February 1999. Since August 1997, he has been President of Detroit Diesel Corporation, a publicly held company, and has been a director since November 1997. From 1995 to 1997, he was President, and before that Vice President and General Manager, of the Americas Division of Johnson Controls, Inc., a publicly held company. From 1992 to 1995, he was Vice President and managing director of Johnson Controls' Automotive Systems Group's European Operations. Mr. McClure serves on the Cornell University Council and is a member of the Technology Transfer Committee of the Council. He received an MBA from the University of Michigan and a Bachelor of Science degree from Cornell University.

Executive Officers.   The executive officers of the Company at January 26, 2000
are as follows:
----------------------------------- ----- --------------------------------------
Name                                Age   Position/Office with Company
----------------------------------- ----- --------------------------------------
Thomas W. Itin                      65    Chairman of the Board, Chief Executive
                                          Officer, President and Treasurer
Gerard A. Herlihy                   47    Chief Financial Officer and Chief
                                          Administrative Officer
Thomas K. Ziegler                   54    Vice President and Counsel
Timothy J. Marker                   50    Vice President - Sales and Marketing
Kim L. Childs                       44    Corporate Controller
----------------------------------- ----- --------------------------------------

For information on Thomas W. Itin, see his biography above.

Gerard A. Herlihy has been Chief Financial and Administrative Officer since February 1997, and Secretary of the Company since August 1997. Prior to joining the Company, Mr. Herlihy directed turnarounds of financially troubled companies. From 1994 to 1996, he was President and Chief Operating Officer and a member of the Board of Directors of CliniCorp, Inc., a publicly-held healthcare company. CliniCorp filed for Chapter 11 bankruptcy protection during the year following Mr. Herlihy's resignation. From 1992 to 1993, he was Chief Financial Officer and a member of the transition turnaround team at Melnor, Inc., a $50 million manufacturer of lawn and garden products. From 1991 to 1992, Mr. Herlihy was the turnaround advisor to and a member of the Board of Directors of Blount Doors and Millwork, Inc., a $40 million door manufacturer. Positions held prior to 1991 included acquisition advisory work for William E. Simon & Sons, Managing
Director of Corporate Finance at Thomson McKinnon Securities, and audit supervisor at Peat, Marwick, Mitchell & Co. Mr. Herlihy has an MBA Degree from the Harvard Business School and a Bachelor of Science Degree from the University of Rhode Island. He is also a Certified Public Accountant ("Retired Status").

Thomas K. Ziegler has been Counsel since 1994, assuming the position of Vice President in 1998. Since 1994, he has been President of Williams Technologies, Inc., a wholly-owned subsidiary of the Company involved in research and development and technology partnering on behalf of the Company's subsidiaries. From 1989 to 1994, he was an attorney practicing patent law for the firm Dykema Gossett in Bloomfield Hills, Michigan. He received a Juris Doctor degree in Law and a Bachelor of Science degree in Electrical Engineering, both from the University of Missouri.

Timothy J. Marker has been Vice President, Sales and Marketing of the Company since August 1997. Prior to joining the Company, from 1996 to 1997, he was the President of Electro-Mechanical Products, a $50 million company involved in the manufacture and sale of precision switches, sensors and RFI noise suppression devices to the global automotive industry, which is a division of Alcoa Fujikura Limited. From 1989 to 1995, Mr. Marker was President of Electro-Mechanical Products, a division of Electro-Wire Products, Inc. From 1982 to 1988, Mr. Marker was Vice President of Sales/Engineering for this same company. From 1972 to 1982, Mr. Marker worked for General Motors' Packard Electric Division, where his last position was Account Manager responsible for Packard's Chevrolet Truck account with annual sales of $310 million. Mr. Marker has a Bachelor of Science degree from Purdue University.

Kim L. Childs has been Corporate Controller of the Company since March 1999. Prior to joining the Company, she was the Manager of Accounting Services in 1997 and 1998 for PacifiCorp Group Holdings, Inc., which included accounting for the unregulated activities of this Fortune 500 utility. From 1993 to 1997, Ms. Childs was a senior manager with Talbot, Korvola & Warwick LLP, a public accounting firm. In addition to her experience in the private sector, Ms. Childs was with KPMG Peat Marwick and Deloitte & Touche for a combined total of seven years, and left Peat Marwick as a senior manager. Ms. Childs has a bachelor of science degree from Oregon State University and is a Certified Public Accountant in the states of Oregon and Washington.

Timothy S. Itin is the son of Thomas W. Itin. There are no other family relationships among the directors and executive officers of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance. Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and greater than ten-percent shareholders are required by the SEC regulation to furnish the Company with copies of Section 16(a) forms they file. Based solely on review of the copies of such forms furnished to the Company, or written representations of the reporting persons, the Company has determined that all required reports were timely filed during the year except that one executive officer of the Company filed a late report on Form 3.

Item 11.   Executive Compensation

Summary Compensation Table. The table below sets forth the compensation received by the Chief Executive Officer of the Company and other executive officers of the Company, for the past three fiscal years, who received compensation in excess of $100,000 during the fiscal year ended September 30, 1999. The Company has no restricted stock award or long-term incentive plans.

---------------------------- ------- ---------------- ----------------- ----------------- --------------- ----------------
                                                                                            Securities       All Other
Name and Principal Position   Year     Salary ($)     Bonus ($) (1)(5)    Other Annual      Underlying     Compensation
                                                                         Compensation ($)   Options (#)         ($)
---------------------------- ------- ---------------- ----------------- ----------------- --------------- ----------------
Thomas W. Itin                1999       200,000                                             300,000
Chief Executive Officer      ------- ---------------- ----------------- ----------------- --------------- ----------------
                              1998       150,000          150,000                            300,000
                             ------- ---------------- ----------------- ----------------- --------------- ----------------
                              1997       150,000          150,000                            300,000
---------------------------- ------- ---------------- ----------------- ----------------- --------------- ----------------
Gerard A. Herlihy             1999       139,402                                              75,000
Chief Financial Officer      ------- ---------------- ----------------- ----------------- --------------- ----------------
                              1998       120,000           60,000                             80,000
                             ------- ---------------- ----------------- ----------------- --------------- ----------------
                              1997        75,000 (2)       50,000          20,000 (4)         70,000
---------------------------- ------- ---------------- ----------------- ----------------- --------------- ----------------
Timothy J. Marker             1999       133,605                                              50,000
VP - Sales and Marketing     ------- ---------------- ----------------- ----------------- --------------- ----------------
                              1998       120,000 (3)       50,000                             70,000
                             ------- ---------------- ----------------- ----------------- --------------- ----------------
                              1997        12,500 (2)        5,000                             30,000
---------------------------- ------- ---------------- ----------------- ----------------- --------------- ----------------
Thomas K. Ziegler             1999       125,250                                              20,000
VP and Counsel               ------- ---------------- ----------------- ----------------- --------------- ----------------
                              1998       120,000           35,000                             30,000
                             ------- ---------------- ----------------- ----------------- --------------- ----------------
                              1997       120,000           30,000                             60,000
---------------------------- ------- ---------------- ----------------- ----------------- --------------- ----------------

(1)  Bonuses  for 1997 were not known or  calculable  at the date that  the 1998
     proxy was  mailed to  stockholders.     The table above reflects the bonus
     paid as 1997 compensation.
(2) The compensation reflects the fact that the executives noted, in the years noted, did not work for the entire fiscal year. Mr. Herlihy started in February 1997, and Mr. Marker started in August 1997.
(3) Reflects a performance-related bonus built into regular compensation of $20,000.
(4) Other compensation reflects consulting fees paid prior to Mr. Herlihy's initial date of employment.
(5) Mr. Itin did not receive a bonus for 1999. No 1999 bonuses have been awarded for the remaining executives at the date of this filing.

Options/SAR Grants Table. The table below summarizes options granted during the fiscal year ended September 30, 1999 to the executive officers in the Summary Compensation Table. The Company has not granted any SARs.

------------------------------ ------------- ------------- ------------ -------------- ---------------------------------
                                   # of
                                Securities    % of Total    Exercise                   Potential Realizable Value at
Name                            Underlying     Options        Price      Expiration    Assumed Ann'l Rate of Stk.
                                 Options      Granted to    ($/Share)       Date       Price Appreciation for Option
                                 Granted      Employees                                Term
------------------------------ ------------- ------------- ------------ -------------- ---------------------------------
                                                                                           5% ($)          10% ($)
------------------------------ ------------- ------------- ------------ -------------- -------------- ------------------
Thomas W. Itin                    300,000         40            2.20       10/16/03       105,769          306,306
------------------------------ ------------- ------------- ------------ -------------- -------------- ------------------
Gerard A. Herlihy                  75,000         10            2.25       10/2/08        106,126          268,944
------------------------------ ------------- ------------- ------------ -------------- -------------- ------------------
Timothy J. Marker                  50,000          7            2.25       10/2/08         70,751          179,296
------------------------------ ------------- ------------- ------------ -------------- -------------- ------------------
Thomas K. Ziegler                  20,000          3            2.25       10/2/08         28,300           71,718
------------------------------ ------------- ------------- ------------ -------------- -------------- ------------------

Aggregated Option Exercises and Fiscal Year-End Option Value Table

The table below summarizes fiscal year-end option values of the executive officers named in the Summary Compensation Table.

------------------------- --------------- ---------------- ------------------------------- -------------------------------
                             # Shares                          Securities Underlying
          Name             Acquired on        $ Value       Unexercised Options at Year    Value of In-the Money Options
                             Exercise        Realized                 End (#)                     at Year End ($)
------------------------- --------------- ---------------- ------------------------------- -------------------------------
                                                            Exercisable    Unexercisable     Exercisable    Unexercisable
------------------------- --------------- ---------------- ------------- ----------------- -------------- ----------------
Thomas W. Itin                  0                0             562,500        637,500          134,513        102,788
------------------------- --------------- ---------------- ------------- ----------------- -------------- ----------------
Gerard A. Herlihy               0                0             111,250        113,750           31,984         21,611
------------------------- --------------- ---------------- ------------- ----------------- -------------- ----------------
Timothy J. Marker               0                0              70,000         80,000            9,780         10,560
------------------------- --------------- ---------------- ------------- ----------------- -------------- ----------------
Thomas K. Ziegler               0                0              65,000         45,000           24,990         11,250
------------------------- --------------- ---------------- ------------- ----------------- -------------- ----------------

Pension Plan. Under the Company's Pension Plan, the Company is required to contribute amounts sufficient to fund specified retirement benefits for covered employees. Benefits are calculated on the basis of an employee's final average pay and length of service. Final average pay generally means the average of the employee's three highest annual compensation amounts during the last ten calendar years of employment. Compensation means taxable compensation plus any salary deferrals allowable under the Internal Revenue Code Sections 125 or 402. Compensation is limited in accordance with Internal Revenue Code Section 401(a)(17). For the 1999 calendar year, compensation considered under the plan may not exceed $160,000. Benefits are payable under normal (age 65), early (age 55 with 10 years of service) or deferred (over age 65) retirement or death.

Employees who are officers or directors of the Company participate in the Pension Plan on the same basis as other employees, however, the plan is closed to new entrants. As a result, the only officer of the Company who is eligible for the plan is Thomas Itin. In general, an employee retiring under the plan will receive an annuity payable for life without any offsets.

The following table sets forth estimated annual benefits as retirement under the Pension Plan for covered employees of the Company at various assumed years of service and levels of final average pay. The calculations are shown for an employee retiring at age 65 in the form of a level single life annuity to the employee. The years of credited service and final average pay for Pension Plan purposes as of September 30, 1999 for Thomas Itin is 6.75 years of service and $156,666 final average pay.

                                        Estimated Annual Retirement Benefits
                                                   (nearest $100)

--------------------------------------------------------------------------------------------------------------
                      Years of Service
--------------------------------------------------------------------------------------------------------------
 Final Average
     Salary           5            10            15           20           25           30            35
--------------------------------------------------------------------------------------------------------------
    $125,000         9,200       18,500        27,700       37,000       46,200       55,400        64,700
--------------------------------------------------------------------------------------------------------------
    $150,000        11,300       22,600        33,900       45,200       56,500       67,800        97,100
--------------------------------------------------------------------------------------------------------------
    $175,000        11,900       23,700        35,600       47,400       59,300       71,100        83,000
--------------------------------------------------------------------------------------------------------------
    $180,000        11,900       23,700        35,600       47,400       59,300       71,100        83,000
--------------------------------------------------------------------------------------------------------------

Compensation of Directors. The non-employee directors of the Company are paid $1,500 for each regular Board meeting attended and $500 for each telephonic Board meeting and are reimbursed for reasonable costs incurred to attend the meetings.

In February 1999, H. Samuel Greenawalt, Timothy S. Itin, Anthony B. Cashen and Charles G. McClure, the non-employee directors of the Company, each received non-statutory stock options exercisable for ten years to purchase up to 10,000 shares of Common Stock for $2.44 per share. These stock options were automatically granted under the 1995 Stock Option Plan for Non-Employee Directors at 100% of the fair market value of the Common Stock on the date of grant.

Employment Contracts, Termination of Employment and Change in Control Arrangements. In 1994, the Company entered into a, five-year employment contract with Mr. Itin under which he will serve as Chief Executive Officer at a minimum salary of $150,000 per year. On August 15, 1997, the Company's Board approved the terms of an amended employment agreement with Mr. Itin to employ him through fiscal 2002. The terms of the revised employment agreement have never been formalized and no agreement has been executed.


Item 12.   Security Ownership of Certain Beneficial Owners and Management

The table below sets forth, as of December 31, 1999, the number of shares of Common and Preferred Stock beneficially owned by each director and executive officer of the Company listed in the Summary Compensation Table individually, all executive officers and directors as a group and all beneficial owners of more than five percent of the Common and/or Preferred Stock. The following stockholders have sole voting and investment power with respect to their holdings unless otherwise noted.

------------------------------------- ------------------- ----------------- ---------------------- -----------------
                                                                                  Amount of
                                          Amount of        Percentage of       Preferred Stock      Percentage of
Name and Address                         Common Stock       Common Stock        Beneficially       Preferred Stock
Of Beneficial Owner                   Beneficially Owned       Owned*               Owned              Owned**
------------------------------------- ------------------- ----------------- ---------------------- -----------------

Thomas W. Itin (1)(2)(4)                     6,031,784          29.4                 -0-                -0-
7001 Orchard Lake Rd., Suite 424
West Bloomfield, MI  48322-3608

Enercorp, Inc. (5)                           2,002,329          10.0                 -0-                -0-
7001 Orchard Lake Rd., Suite 424
West Bloomfield, MI  48322-3608

Acrodyne Corporation (6)                     1,200,000           6.0                 -0-                -0-
7001 Orchard Lake Rd., Suite 424
West Bloomfield, MI  48322-3608

H. Samuel Greenawalt (7)(12)                 2,192,829          11.0                 -0-                -0-
7001 Orchard Lake Rd., Suite 424
West Bloomfield, MI  48322-3608


---------------------------------- ---------------------- ----------------- ---------------------- -----------------
                                                                                  Amount of
                                          Amount of        Percentage of       Preferred Stock      Percentage of
Name and Address                         Common Stock       Common Stock        Beneficially       Preferred Stock
Of Beneficial Owner                   Beneficially Owned       Owned*               Owned              Owned**
---------------------------------- ---------------------- ----------------- ---------------------- -----------------

Timothy S. Itin (7)                             65,000         ***                   -0-                -0-
1 Montgomery Street, Suite 3700
San Francisco, CA  94104

Anthony B. Cashen (11)(16)                     161,719         ***                   -0-                -0-
99 Park Avenue, 20th Floor
New York, NY   10016

Charles G. McClure (16)                          5,000         ***                   -0-                -0-
13400 Outer Drive, W.
Detroit, MI   48239

Gerard A. Herlihy (3)(8)                       570,466           2.9                 -0-                -0-
700 NW 12th Avenue
Deerfield Beach, FL 33442

Thomas K. Ziegler (9)                          126,000         ***                   -0-                -0-
7001 Orchard Lake Road, Suite 422
West Bloomfield, MI 48322

Timothy J. Marker (10)                          98,281         ***                   -0-                -0-
42155 Merrill Street
Sterling Heights, MI 48314


Mark E. Brady (13)                           1,011,994           4.93              17,500               22.3
Robert J. Suttman, II
Ronald L. Eubel
7777 Washington Village Drive
Suite 210
Dayton, OH   45459

E. H. Arnold (14)                              181,818         ***                  5,000                6.4
625 South Fifth Avenue
Lebanon, PA   17042

Dolphin Offshore Partners, L.P. (15)         1,445,456           7.0               12,750               16.2
c/o Dolphin Management Inc.
129 East 17th Street
New York, NY   10007

All executive officers and                   8,658,463          41.1                 -0-                -0-
directors as a group  (17) (9 persons)       ---------          ----                 ---                ---



       * Based upon 19,878,728 shares outstanding at December 31, 1999. ** Based upon 78,500 shares outstanding at December 31, 1999.
     *** Less than one percent.

1) Includes 637,500 shares of Common Stock issuable upon exercise of presently exercisable stock options held by Mr. Itin. Also includes 4,144,600 shares of Common Stock owned by family members and affiliates of Mr. Itin, including ownership of Acrodyne Corporation and/or its affiliates which also is reported separately in this table. Acrodyne Corporation is owned by TWI and TWI is owned by a Michigan co-partnership of which Mr. Itin is the sole equity owner. Also includes 58,200 shares of Common Stock held in the name of Dearborn Wheels, Inc. Mr. Itin disclaims beneficial ownership of the 58,200 shares. Also includes 402,600 shares of Common Stock owned by certain trusts for which Mr. Itin's spouse serves as trustee. Neither Mr. or Mrs. Itin is a beneficiary of these trusts, and they disclaim beneficial ownership of the 402,600 shares owned by the trusts. Also includes 156,719 shares of Common Stock owned by Ajay Sports, Inc. Mr. Itin is President, CEO and a director of Ajay Sports, Inc., and disclaims beneficial ownership of the 156,719 shares of Common Stock.

2) Includes 413,899 shares of Common Stock owned by the Company's Employee Stock Ownership Plan Trust (the "ESOP"), of which Mr. Itin is the trustee. Mr. Itin disclaims beneficial ownership of these shares, other than the 11,269 shares allocated for his benefit. Also includes 187,000 shares of Common Stock owned by the Company's Union Employees Pension Plan, of which Mr. Itin is a trustee. Mr. Itin disclaims beneficial ownership of these shares. Also includes 115,000 shares of Common Stock owned by the Company's Non-Union Employees Retirement Income Pension Plan, of which Mr. Itin is the trustee. Mr. Itin disclaims beneficial ownership of these shares. Also includes 221,499 shares of Common Stock owned by the Company's 401(k) Plan for Non-Union Employees, of which Mr. Itin is a trustee. Mr. Itin disclaims beneficial ownership of these shares except for 25,800 shares allocated for his benefit. Also includes 97,367 shares of Common Stock owned by the Company's 401(k) Plan for Union Employees, of which Mr. Itin is a trustee. Mr. Itin disclaims beneficial ownership of these shares. As a trustee, Mr. Itin shares voting and dispositive power over the securities owned by these plans.

3) Includes 221,499 shares of Common Stock owned by the Company's 401(k) Plan for Non-Union Employees, of which Mr. Herlihy is trustee. Mr. Herlihy disclaims beneficial ownership of these shares, other than 6,579 shares allocated for his benefit. Also includes 97,367 shares of Common Stock owned by the Company's 401(k) Plan for Union Employees, of which Mr. Herlihy is trustee. Mr. Herlihy disclaims beneficial ownership of these shares. Also includes 115,000 shares of Common Stock owned by the Company's Non-Union Employees Retirement Income Pension Plan, of which Mr. Herlihy is the trustee. Mr. Herlihy disclaims beneficial ownership of these shares. As a trustee, Mr. Herlihy shares voting and dispositive power over the securities owned by these plans.

4) Does not include the ownership by Enercorp, Inc. as reported separately in this table. Mr. Itin owns approximately 8.3% of the outstanding voting securities of Enercorp, Inc.

5) Includes 150,000 shares of Common Stock issuable upon exercise of stock options that are exercisable within 60 days.

6) See Note (1) above regarding the ownership of Acrodyne Corporation. Mr. Itin may be deemed to be a beneficial owner of the shares of Common Stock owned by Acrodyne Corporation and its affiliates, and, therefore, these shares are included in the ownership reported for Mr. Itin in this table.

7) Includes 70,000 shares of Common Stock issuable upon exercise of stock options that are exercisable within 60 days of the date of this table.

8) Includes 130,000 shares of Common Stock issuable upon exercise of stock options that are exercisable within 60 days.

9) Includes 70,000 shares of Common Stock issuable upon exercise of stock options that are exercisable within 60 days.

10) Includes 82,500 shares of Common Stock issuable upon exercise of stock options that are exercisable within 60 days.

11) Includes 156,719 shares of Common Stock held in the name of Ajay Sports, Inc. Mr. Cashen is a director of Ajay Sports, Inc. and disclaims beneficial ownership of the 156,719 shares of Common Stock.

12) Includes 1,952,329 shares of Common Stock and 150,000 options that are exercisable within 60 days of the date of this table held in the name of Enercorp, Inc. Mr. Greenawalt is a director of Enercorp, Inc. owns approximately 2.4% of the outstanding voting shares of Enercorp, Inc. Mr. Greenawalt disclaims beneficial ownership of the 1,852,329 shares of Common Stock and 150,000 options.

13) Information is based on the Schedule 13G dated February 17, 1999 filed with the SEC by these individuals. The Common Stock ownership includes 636,364 shares issuable upon conversion of the 17,500 shares of perferred stock listed under perferred stock.

14) Information is based on the Company's records related to its sale of the preferred stock to this individual. The Common Stock ownership includes 181,818 shares issuable upon conversion of the 5,000 shares of preferred stock listed under preferred stock.

15) Information is based on the Schedule 13G dated August 3, 1999 filed with the SEC by this entity. The Common Stock ownership includes 254,546 shares issuable upon exercise of warrants currently excercisable within 60 days and 463,637 shares issuable upon conversion of the 12,750 shares of preferred stock listed under preferred stock.

16) Includes 5,000 shares of Common stock issuable upon exercise of stock options that are exercisable within 60 days of the date of this table.

17) Includes 4,633 shares attributed to one executive to one executive officer not named in the Summary Compensation Table. This amount includes 3,750 shares of Common stock issuable upon exercise of stock options that are excercised within 60 days of this table.


Item 13.   Certain Relationships and Related Transactions

At September 30, 1999 the Company had an investment in and notes receivable from Ajay Sports, Inc. ("Ajay") in the amount of $6,152,000 including a $500,000 note receivable reflected as a reduction in the Company's shareholders' equity relating to the issuance of 206,719 shares of the Company's common stock to Ajay. Ajay manufactures and distributes golf accessories and outdoor leisure furniture primarily to retailers in the United States and during 1999, purchased ProGolf Discount, a franchisor of golf equipment and accessories. The Company has manufacturing rights in certain Ajay facilities through 2002, under a joint venture agreement.

The Company's investment in and note receivable from affiliate at September 30, 1999 is comprised of an investment in preferred stock of Ajay in the amount of $4,565,000 and a secured note receivable in the amount of $1,587,000. In addition, the Company could be obligated to advance to Ajay up to an additional $1,515,000 under the terms of the intercreditor agreement. In August, 1999, $500 was paid to a previous lender, on behalf of Ajay, under the terms of an intercreditor agreement. Also, at September 30, 1999 the company had receivables of $245 from Ajay for unpaid interest and fees uncurred from May to September1 1999 which is included in trade and other accounts receivable at September 30, 1999. The chairman of the Company has provided a guarantee of the investments in and loans to Ajay. At September 30, 1998, the Company had an investment in Ajay preferred and common stock in the amount of $5,000,000 and $53,000 respectively and a secured note receivable from Ajay in the amount of $1,087,000.

Prior to July 11, 1997, the Company had guaranteed Ajay's $13,500,000 credit facility and charged Ajay a fee of 1/2 of 1% per annum on the outstanding loan amount for providing this guaranty. From July 11, 1997 through June 30, 1998, the Company and Ajay had a joint and several loan obligation to a bank. On June 30, 1998, the Company restructured its investment in Ajay (the "Ajay Restructuring".) The objective of the Ajay Restructuring is to separate the Company's and Ajay's financing, eliminate Ajay's dependency on the Company for capital and provide Ajay with adequate working capital to grow its operations and improve shareholder value which would benefit the Company. The restructuring provides Ajay three years to improve shareholder value at which time the notes receivable become due and payable. No dividends are accrued and payable on the preferred stock through July 31, 2001. The preferred stock dividend rate increases to an annual rate of 17% in 2001 and 24% in 2002, rates which the Company believes would require Ajay to raise capital from new sources to redeem the preferred stock.

As a result of the Ajay Restructuring, the bank provided separate loan facilities to the Company and Ajay. As consideration to the bank for the separate loan facilities, the Company provided Ajay $2,000,000 in additional capital during 1998 which included the purchase of Ajay notes payable of $948,000 previously provided by affiliated parties of the Company, and agreed to convert $5,000,000 of advances to Ajay into a new cumulative convertible preferred stock. The preferred stock is convertible into 3,333,333 shares of Ajay common stock.

The secured promissory notes bear an annual interest rate of 16% payable monthly. In addition, Ajay has agreed to pay the Company annual administrative fees of $90,000 and a management fee for sourcing products overseas in the amount of $80,000 annually.

The Company owns 686,274 shares of common stock in Ajay which represents approximately 16% of Ajay's outstanding common stock. The investment is recorded on the equity method of accounting due to the common ownership of Ajay and the Company by the chairman of the Company who is also the chairman of Ajay. For the three years ended September 30, 1999, 1998 and 1997, the Company reported losses on its investment in Ajay in the amount of $488,000, $506,000 and $384,000 respectively. In addition, the company has options to purchase 1,851,813 shares of common stock at an exercise price of $1.08. The investment in Ajay common stock has been reduced to zero in the Consolidated Balance Sheet as a result of the Company's equity interest in Ajay's losses since acquisition. During the year ended September 30, 1999, the Company's investment in Ajay's preferred stock was reduced by $435,000 as a result of continuing recognition of the Company's equity interest in Ajay's losses.

Based upon the closing bid price, the market value of the investment in Ajay common shares was approximately $558,000 at September 30, 1999. At September 30, 1999, Ajay had approximately 4,205,000 common shares outstanding. In addition to the Company's options and convertible preferred stock at September 30, 1999, Ajay had approximately 230,000 of outstanding preferred stock that is convertible to approximately 64,000 shares of Ajay common stock and outstanding options and warrants to purchase approximately 756,000 shares of Ajay common stock at prices ranging from $1.08 to $4.13 per share.

Also, during the year ended September 30, 1999, $157,000 was paid to Compusonics Video Corp., for website development and e-commerce designs. The Company's Chief Executive Officer is a controlling shareholder of the affiliated company.


                                   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                WILLIAMS CONTROLS, INC.

Date:    January 28, 2000                       By  /s/ Gerard A. Herlihy
                                                    ----------------------------
                                                    Gerard A. Herlihy,
                                                    Chief Financial Officer