Form 10-Q
period 1999-12-31
WILLIAMS CONTROLS INC
filed 2000-02-14
CIK 854860

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


          [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: December 31, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to


                         Commission file number 0-18083


                            Williams Controls, Inc.
             (Exact name of registrant as specified in its charter)

             Delaware                                             84-1099587
  -------------------------------                            -------------------
  (State or other jurisdiction of                              (I.R.S. Employer
   incorporation or organization)                            Identification No.)

14100 SW 72nd Avenue, Portland, Oregon                              97224
---------------------------------------                           ----------
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

The number of shares outstanding of the registrant's common stock as of January 31, 2000: 19,917,478

                             Williams Controls, Inc.

                                      Index


                                                                           Page
                                                                          Number

Part I.  Financial Information

  Item 1.  Financial Statements

           Consolidated Balance Sheets, December 31, 1999
             (unaudited) and September 30, 1999                             1

           Unaudited Consolidated Statements of Operations,
             three months ended December 31, 1999 and 1998                  2

           Unaudited Consolidated Statements of Cash Flows,
             three months ended December 31, 1999 and 1998                  3

           Notes to Unaudited Consolidated Financial Statements            4-7

  Item 2.  Management's Discussion and Analysis
             of Financial Condition and Results of Operations              8-10


Part II.  Other Information

  Item 1.  Legal Proceedings                                                11

  Item 2.  Changes in Securities and Use of Proceeds                        11

  Item 3.  Defaults Upon Senior Securities                                  11

  Item 4.  Submission of Matters to a Vote of Security Holders              11

  Item 5.  Other Information                                                11

  Item 6.  Exhibits and Reports on Form 8-K                                 11

           Signature Page                                                   12

                                     Part I

Item 1.
                             Williams Controls Inc.
                           Consolidated Balance Sheets
         (Dollars in thousands, except share and per share information)


                                                                          December 31,          September 30,
                                                                              1999                  1999
                                                                          (unaudited)
                                                                       -------------------    ---------------------
                           ASSETS
Current Assets:
   Cash and cash equivalents                                                   $   827                  $ 2,323
   Trade and other accounts receivable, less allowance of $453 and
     $484 at December 31, 1999 and September 30, 1999, respectively             10,353                   11,187
   Inventories                                                                  10,756                    9,828
   Deferred income taxes and other                                               4,438                    4,325
   Net assets held for disposition                                                 237                      360
                                                                       -------------------    ---------------------
     Total current assets                                                       26,611                   28,023

   Property plant and equipment, net                                            20,472                   20,775
   Investment in and note receivable from affiliate                              5,932                    6,152
   Net assets held for disposition                                                 461                      500
   Goodwill and intangible assets, net                                           5,619                    5,764
   Deferred income taxes                                                         3,093                    3,025
   Other assets                                                                    229                      265
                                                                       ===================    =====================
     Total assets                                                              $62,417                  $64,504
                                                                       ===================    =====================

            LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                                            $10,033                  $ 9,223
   Accrued expenses                                                              3,452                    3,449
   Current portion of long-term debt and capital leases                          5,350                    5,193
   Estimated loss on disposal                                                      484                    1,000
                                                                       -------------------     --------------------
      Total current liabilities                                                 19,319                   18,865

Long-term debt and capital lease obligations                                    22,281                   24,743
Other liabilities                                                                2,887                    2,690

Commitments and contingencies

Shareholders' equity:
   Preferred stock ($.01 par value, 50,000,000 authorized;
     78,500 issued and outstanding at December 31, 1999 and
     September 30, 1999)                                                             1                        1
   Common stock ($.01 par value, 50,000,000 authorized;
      19,913,728 and 19,898,728 issued at December 31,
      1999 and  September 30, 1999, respectively)                                  199                      199
   Additional paid-in capital                                                   21,611                   21,574
   Accumulated deficit                                                         (3,004)                  (2,691)
   Treasury stock (130,200 shares at December 31, 1999 and
      September 30, 1999)                                                        (377)                    (377)
   Note receivable                                                               (500)                    (500)
                                                                       -------------------     --------------------
      Total shareholders' equity                                                17,930                   18,206
                                                                       -------------------     --------------------

        Total liabilities and shareholders' equity                             $62,417                  $64,504
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


                             Williams Controls, Inc.
                      Consolidated Statements of Operations
         (Dollars in thousands, except share and per share information)
                                   (unaudited)


                                                Three months       Three months
                                                   Ended              Ended
                                                December 31,       December 31,
                                                    1999               1998
                                               --------------     --------------

Sales                                             $15,877            $14,399
Cost of sales                                      12,131             10,015
                                               --------------     --------------
Gross margin                                        3,746              4,384

Operating expenses:
  Research and development                          1,697                648
  Selling                                             440                497
  Administration                                    1,107                915
                                               --------------     --------------
    Total operating expenses                        3,244              2,060
                                               --------------     --------------

Earnings from continuing operations                   502              2,324

Other (income) expenses:
   Interest income                                   (70)              (125)
   Interest expense                                   629                473
   Other (income) expense, net                        (8)                112
   Equity interest in loss of affiliate               220                190
                                               --------------     --------------
     Total other expenses                             771                650
                                               --------------     --------------


Earnings (loss) from continuing operations
   before income tax expense (benefit)              (269)              1,674
Income tax expense (benefit)                        (103)                643
                                               --------------     --------------

Net earnings (loss) from continuing operations      (166)              1,031

Dividends on preferred stock                          147                150
                                               --------------     --------------
Net earnings (loss) allocable to common
  shareholders                                    $ (313)            $   881
                                               ==============     ==============


Net earnings (loss) per common share - basic      $(0.02)            $  0.05
                                               ==============     ==============
Weighted average shares used in per share
  calculation basic                              19,776,843         18,248,760
                                               ==============     ==============

Net earnings (loss) per common share - diluted    $(0.02)            $ 0.05
                                               ==============     ==============
Weighted  average  shares  used in per  share
calculation - diluted                            19,776,843         21,312,041
                                               ==============     ==============





        The accompanying notes are an integral part of these statements.

                             Williams Controls, Inc.
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                 Three months           Three months
                                                                                    Ended                  Ended
                                                                              December 31, 1999      December 31, 1998
                                                                              -------------------    -------------------
Cash flows from operating activities:
  Net earnings (loss)                                                                     $(166)                 $1,031
Adjustments  to reconcile net earnings to net cash from continuing operations:
  Depreciation and amortization                                                              721                    384
  Equity interest in loss of affiliate                                                       220                    190
Changes in working capital of continuing operations:
  Receivables                                                                                834                  1,244
  Inventories                                                                              (928)                    464
  Accounts payable and accrued expenses                                                      813                (1,855)
  Other                                                                                      153                   (78)
                                                                              -------------------    -------------------
Net cash provided by operating activities of continuing operations                         1,647                  1,380

Cash flows from investing activities:
  Payments for property, plant and equipment                                               (199)                  (695)

Cash flows from financing activities:
  Repayments of long-term debt and capital lease obligations                             (2,480)                (3,093)
  Borrowing under term notes                                                                   -                  2,500
  Preferred dividends                                                                      (147)                  (150)
  Proceeds from issuance of common stock                                                      37                     75
                                                                              -------------------    -------------------
Net cash used in financing activities of continuing operations                           (2,590)                  (668)

Net cash used in discontinued operations                                                   (354)                   (47)

                                                                              -------------------    -------------------
Net decrease in cash and cash equivalents                                                (1,496)                   (30)

Cash and cash equivalents at beginning of period                                           2,323                  1,281
                                                                              ===================    ===================
Cash and cash equivalents at end of period                                                $  827                 $1,251
                                                                              ===================    ===================

Supplemental disclosure of cash flow information:
  Interest paid                                                                           $  648                 $  486
                                                                              ===================    ===================
  Income taxes paid                                                                       $   15                 $  347
                                                                              ===================    ===================
  Capital leases for equipment                                                            $  175                 $    -
                                                                              ===================    ===================


                          The  accompanying  notes are an integral part of these statements.

                             Williams Controls, Inc.
              Notes to Unaudited Consolidated Financial Statements
                  Three Months ended December 31, 1999 and 1998
           (Dollars in thousands, except share and per share amounts)


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

2.     Interim Consolidated Financial Statements

       The unaudited interim consolidated financial statements have been prepared by the Company and, in the opinion of management, reflect all material adjustments which are necessary to a fair statement of results for the interim periods presented. The interim results are not necessarily indicative of the results expected for the entire fiscal year. Certain information and footnote disclosure made in the last annual report on Form 10-K have been condensed or omitted for the interim consolidated statements. Certain costs are estimated for the full year and allocated to interim periods based on activity associated with the interim period. Accordingly, such costs are subject to year-end adjustment. It is the Company's opinion that, when the interim consolidated statements are read in conjunction with the September 30, 1999 annual report on Form 10-K, the disclosures are adequate to make the information presented not misleading. The interim consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

3.     Comprehensive Income (Loss)

       In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 130, "Reporting Comprehensive Income", which requires companies to report a measure of all changes in equity except those resulting from investments by owners and distributions to owners. Total comprehensive income (loss) for the three months ended December 31, 1999 and 1998 was $(166) and $1,031, respectively, and consisted solely of net earnings (loss). As of December 31, 1999, accumulated other comprehensive loss was $(3,004) and consisted of accumulated deficit.

4.     Earnings (loss) per Share

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

Following is a reconciliation of basic EPS and diluted EPS from continuing operations:

                                               Three Months Ended                  Three Months Ended
                                                December 31, 1999                  December 31, 1998
                                         --------------------------------    -------------------------------
                                                                  Per                                Per
                                                                 Share                              Share
                                           Loss      Shares      Amount       Income     Shares     Amount
       Income (loss) from continuing
         Operations                        $(166)                              $1,031
       Less-Preferred stock dividends       (147)                               (150)
                                         ---------                           ---------
       Basic EPS-
         Income (loss) from  continuing
         Operations available to common
         Shareholders                      $(313)                $(0.02)         $881  18,248,760     $0.05
                                                   19,776,843
                                                                =========                          =========
       Effect of dilutive securities -
         Stock options and warrants             -            -                      -     154,190
         Convertible preferred stock            -            -                    150   2,909,091
       Diluted EPS -                     --------- ------------              --------- ----------
         Income (loss) from continuing
         Operations available to common
         Shareholders                      $(313)   19,776,843   $(0.02)       $1,031  21,312,041     $0.05
                                         ========= ============ =========    ========= =========== =========

       At December 31, 1999 and 1998, the Company had options and warrants covering 3,558,797 and 1,050,661 shares, respectively of the Company's common stock outstanding that were not considered in the respective dilutive EPS calculations since they would have been antidilutive. In 1999, conversion of the preferred shares would have been antidilutive and therefore was not considered in the computation of diluted earnings per share.


5.     Inventories

       Inventories consisted of the following:

                                       December 31,            September 30,
                                           1999                     1999
                                   -------------------     ---------------------
       Raw material                     $ 7,741                    $6,867
       Work in process                      875                       697
       Finished goods                     2,140                     2,264
                                   ===================     =====================
                                        $10,756                    $9,828
                                   ===================     =====================


       Finished goods include component parts and finished product ready for shipment.

6.     Debt

       In February 2000, the Company amended its credit facility with a bank (the "Bank"). Terms of the amendment extend the due date of Term Loan III from February 1, 2000 to April 1, 2000, advance the Company $1,000 under a new term loan ("Term Loan IV") which is due April 1, 2000 and bears interest at the Bank's prime rate plus 1.25%, advance $800 under Term Loan I (subject to adjustment for a subsequent appraisal of certain equipment), and advance certain lesser amounts as a result of the change in eligibility of certain receivables. Should a private placement of debt or equity be successful before April 1, 2000, $1,000 of the first $3,000 of net proceeds received by the Company are to be paid to the Bank in payment of Term Loan IV. 75% of the net proceeds received by the Company in excess of $3,000 are to be paid to the Bank in payment of Term Loan III, until retired.

       In addition, under the amendment to the credit facility with the Bank, certain financial covenants were revised. The amendment requires the Company to maintain certain tangible net worth, which requirement was $10,400 at December 31, 1999; achieve certain consolidated net income
       (loss) from continuing operations, which requirement was $(500) for the three months ended December 31, 1999; and maintain a debt service coverage ratio (as defined in the agreement). The Company was in compliance with all of its financial covenants as of and for the three months ended December 31, 1999. In addition, the amendment to the credit facility provides for additional capital leases during each fiscal year not to exceed $2,500. The Company will pay the Bank $50 for the amendment to the credit facility.


7.     Sale Leaseback and Financing

       In April 1997 the Company sold the Portland, Oregon manufacturing facility in a sale/leaseback transaction for $4,600. The transaction was accounted for as a financing and the capitalized lease obligations of $4,600 were recorded as long-term liabilities. In April 1998, under the terms of the agreement, a mortgage note was provided to the purchaser in the amount of $3,200, which was reported as a note receivable at September 30, 1998. In December 1998, a repurchase option was exercised on the property for $4,700 consisting of cash of $1,500 and the note receivable of $3,200. Accordingly, the note receivable of $3,200 and the capital lease obligation of $4,600 have been eliminated from the balance sheet at September 30, 1999. The costs associated with the building repurchase are reported in other expenses during the three months ended December 31, 1998. In December, 1998 the Company borrowed $2,500 from a bank under amended term loans to finance the repurchase of the Portland, Oregon manufacturing facility and for working capital purposes. Approximately $1,222 of the additional financing was borrowed under an amendment to our existing Term Loan I, the increased principal amount of which is payable in equal monthly installments of $60 with the remaining balance of the entire Term Loan I of $3,150 due at maturity on July 11, 2001. Approximately $1,278 of the additional financing was provided under an amended Term Loan II which is payable in 18 equal installments of $71, plus variable interest (8.5% at December 31, 1999).

 8.    Acquisition

       In July, 1999, the Company purchased the ProActive Pedals division of Active Tools Manufacturing Co., Inc. ProActive Pedal is a designer and developer of patented adjustable foot pedal systems and modular pedal systems. The purchase price included $5,750 in cash, plus the assumption of approximately $286 in liabilities. In addition, the Company entered into a patent license with the patent holder that required an initial payment of $600 and minimum annual royalty payments of $95 per year for ten years. Assets acquired include tooling designs, technology and patent rights on adjustable foot pedal systems, as well as designs of modular foot pedal systems. The acquisition was accounted for using the purchase method of accounting and the results of operations of ProActive have been included in the consolidated results of operations of the Company from the acquisition date. The purchase price allocation resulted in a $1,750 charge to operations for acquired in-process research and development, determined by independent appraisal, for the year ended September 30, 1999. The technological feasibility of the acquired technology, which has no alternative future use, had not been established prior to the purchase. The allocation of the purchase price also resulted in $1,820 being allocated to developed technology, which is being amortized over a seven year period. The excess of the purchase price over the fair value of the assets acquired and liabilities assumed of $2,162 was recorded as goodwill and is being amortized on a straight line basis over a 15 year period.

       The following unaudited proforma results of operations for the three months ended December 31, 1998 include the results of ProActive Pedals assuming such acquisition occurred as of October 1, 1998 and excludes the acquired in-process research and development charge.

                                                     1998
                                                    -------
               Sales                                $14,502
               Operating income                       1,523
               Earnings from continuing operations      532
               Net earnings per share - basic          0.02
               Net earnings per share - diluted        0.02

       The purchase was financed through the private placement of 1,331,149 shares of the Company's common stock with net proceeds of approximately $3,379. In addition, the Company borrowed $2,500 from its bank under a new term loan facility ("Term Loan III").


9.     Reclassifications

       Certain amounts previously reported in the financial statements as of and for the three months ended December 31, 1998 have been reclassified to conform to current fiscal year presentation.

10.    Segment Information

                                                                  Three months       Three months
                                                                     Ended               Ended
                                                                  December 31,       December 31,
                                                                      1999               1998
                                                                 ---------------     --------------

Sales by classes of similar products from continuing operations
Vehicle components                                                      $15,024            $13,771
Electrical components and GPS                                               853                628
                                                                 ===============     ==============
                                                                        $15,877            $14,399
                                                                 ===============     ==============

Earnings (loss) from continuing operations
Vehicle components                                                       $1,649             $3,142
Electrical components and GPS                                           (1,147)              (818)
                                                                 ===============     ==============
                                                                           $502             $2,324
                                                                 ===============     ==============

Identifiable assets
Vehicle components                                                      $52,634            $46,771
Electrical components and GPS                                             9,085              8,175
                                                                 ---------------     --------------
Total assets - continuing operations                                     61,719             54,946
                                                                 ---------------     --------------
Agricultural equipment - discontinued operations                            698              8,681
                                                                 ---------------     --------------
Total assets                                                            $62,417            $63,627
                                                                 ===============     ==============

Capital expenditures
Vehicle components                                                         $195               $655
Electrical components and GPS                                                 4                 40
                                                                 ===============     ==============
Total capital expenditures                                                 $199               $695
                                                                 ===============     ==============


Depreciation and amortization
Vehicle components                                                         $618               $300
Electrical components and GPS                                               103                 84
                                                                 ===============     ==============
Total depreciation and amortization                                        $721               $384
                                                                 ===============     ==============

Item 2.
                             Williams Controls, Inc.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                (Dollars in thousands, except per share amounts)

Financial Position and Capital Resources
Financial Condition, Liquidity and Capital Resources

The Company's principal sources of liquidity are funds generated from operations, borrowings under our credit facilities, and capital leases for equipment purchases from various leasing companies. Primarily as a result of the acquisition of ProActive Pedals in July, 1999, the Company has a bridge loan outstanding at December 31, 1999. In addition, partly as a result of significant capital expenditures and increased inventories in the last quarter of fiscal 1999, the Company has extended payments due to several major vendors significantly past the scheduled payment date.

In February 2000, the Company amended its credit facility with a bank (the "Bank"). Terms of the amendment extend the due date of Term Loan III from February 1, 2000 to April 1, 2000, advance the Company $1,000 under a new term loan (Term Loan IV) which is due April 1, 2000 and bears interest at the Bank's prime rate plus 1.25%, advance $800 under Term Loan I (subject to adjustment for a subsequent appraisal of certain equipment), and advance certain lesser amounts as a result of the change in eligibility of certain receivables.

In addition, the Company has begun the process of raising additional capital in a private placement of convertible, subordinated debt. Should a private placement of debt or equity be successful before April 1, 2000, $1,000 of the first $3,000 of net proceeds received by the Company are to be paid to the Bank in payment of Term Loan IV. 75% of the net proceeds received by the Company in excess of $3,000 are to be paid to the Bank in payment of Term Loan III, until retired. Should the Company not be successful in raising additional capital, the Company would request an extension of Term Loan III and Term Loan IV from the Bank.

The Company anticipates that cash generated from operations, bank borrowings, and leases will be sufficient to satisfy the Company's other working capital and capital expenditure requirements for current operations for the next twelve months. At December 31, 1999, the Company's working capital was $7,292 compared to $9,158 at September 30, 1999 and the current ratio was 1.38 compared to 1.49 at September 30, 1999. The primary reason for the decrease is the reduction in cash of $1.5 million from September 30, 1999 to December 31, 1999 which was used to pay principal and interest payments to the Bank.

Cash flows from continuing operations was $1,647 for the three months ended December 31, 1999 compared to $1,380 for the first three months of fiscal 1999. In the three months ended December 31, 1999, decreased earnings of $1,197 were more than offset by increased depreciation and amortization of $337 and changes in working capital totaling $1,097.

Net cash used in investing activities was $199 for the three months ended December 31, 1999 compared to $695 for the fiscal 1999 period. All payments were for property, plant and equipment.

In December, 1998 the Company borrowed $2,500 from the Bank under amended term loans to finance the repurchase of the Portland, Oregon manufacturing facility and for working capital purposes.

The Company's discontinued operations used cash of $354 and $47 for the three months ended December 31, 1999 and 1998, respectively.

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

Year 2000 Conversion - At December 31, 1999, 100% of the Company's mission critical systems that might have had a material Year 2000 liability were Year 2000 compliant. Total amount spent by the Company in preparation for the Year
2000 conversion was approximately $310. The Company did not experience any material year 2000 failures. While not all Year 2000 issues were necessarily expected to arise in January 2000, we believe our efforts to address Year 2000 issues have been successful in avoiding any material adverse effect on our financial position or results of operations. The Company does not expect any material adverse effect on our financial positon and results of operations, but will continue to monitor for Year 2000 issues.

                             Williams Controls, Inc.
          Management's Discussion and Analysis of Results of Operations
                (Dollars in thousands, except per share amounts)

Results of Operations
Three months ended December 31, 1999 compared to the three months ended December 31, 1998


Sales

Sales from continuing operations increased $1,478, or 10.3%, to $15,877 in the first quarter of fiscal 2000 from $14,399 in the first quarter of fiscal 1999 primarily due to higher unit sales volumes in the Company's Vehicle Components segment.

Sales from continuing operations in the Vehicle Components business unit increased $1,253 or 9.1%, to $15,024 in the first quarter of fiscal 2000 over levels achieved in the first quarter of fiscal 1999 due to electronic throttle control ("ETC") unit sales, approximately half of which was from new automotive and medium truck contracts. Sales from continuing operations in the Company's Electrical Components and GPS business units increased $225, or 35.8%, primarily due to revenues in the first quarter of fiscal 2000 as a result of the completion of the Chicago Metra contract at the GPS subsidiary.

Gross margin

Gross margin from continuing operations was $3,746 or 23.6% of sales in the first quarter of 2000, compared to $4,384 or 30.5% of sales in the comparable fiscal 1999 period. Gross margin decreased $638 or 14.6%, in the first quarter of fiscal 2000 as a result of reduced gross margins at the Vehicle Components business unit of $771. The primary reasons for the decrease in gross margins at the Vehicle Components business unit include increased management information system expenses of approximately $229 for continued support of an enterprise wide resource planning system, wide area network and year 2000 compliance, increased depreciation and amortization expense as a result of significant capital expenditures made in fiscal 1999 and the increase in amortization expense resulting from the acquisition of ProActive Pedals, and a decrease in the gross margin realized at the Company's plastic injection molding and tooling subsidiary of $496.

The Company's plastic injection molding and tooling subsidiary, the operating results of which are included in the Vehicle Components business unit, reported an increased loss from operations of $619 in the first quarter ended December 31, 1999 compared to the prior fiscal quarter as losses continue while gearing up for future increased sales as a result of new orders. The Company expects operating losses to continue, at least for the next quarter. Sales, gross margin
(loss) and operating income (loss) for the quarter ended December 31, 1999 were $1,230, ($432) and ($808), respectively compared to $1,436, $63 and ($189) in the prior fiscal period.

Operating expenses

Operating expenses for continuing operations were $3,244 for the three months ended December 31, 1999 compared to $2,060 for the comparable fiscal 1999 period, or an increase of $1,184, or 57.5% as a result of increased research and development expenses. Operating expenses as a percent of net sales from continuing operations increased to 20.4% in the first quarter of fiscal 2000 compared to 14.3% in the comparable 1999 quarter.

Research and development expenses for continuing operations increased $1,049, to $1,697 during the first quarter of fiscal 2000 compared to $648 in the comparable fiscal 1999 period. As a percent of sales from continuing operations, research and development expenses increased from 4.5% to 10.7%. Research and development expenses were increased to design ETC products compatible with gasoline powered vehicles, develop commercial applications for inertia, tilt and position sensor products, and develop adjustable foot pedal and ETC systems for passenger vehicles. The Company is in the early stages of development of these programs and expects to increase research and development spending by approximately $4,200 in fiscal 2000. The majority of the additional expense will be used to develop passenger vehicle electronic throttle controls and adjustable foot pedals.

Interest and Other Expenses

Interest expense from continuing operations increased $156, or 33.0%, to $629 in the first quarter of fiscal 2000 from $473 in the first quarter of fiscal 1999 primarily because of the increase in capital leases as a percent of total outstanding debt, which is at a higher average interest rate than bank debt, and the decrease in allocated interest expense included in discontinued operations which was $26 and $86 for the quarters ended December 31, 1999 and 1998. respectively.


Discontinued operations

The Company has received two offers to purchase the Agricultural Equipment Segment. Both offers are subject to additional due diligence, execution of definitive agreements, and requisite approvals. The Company has accepted both offers while not granting exclusivity to either buyer. Both offers are equivalent in value, and neither offer would result in an additional loss for the disposal of this discontinued business segment.

Net sales from the Agriculture Equipment business unit declined $327 or 18.4% to $1,449 in the first quarter of fiscal 2000 compared to $1,776 in the first quarter of fiscal 1999. The decline in sales was due to lower unit sales attributable primarily to a weak farm economy. The loss from operations for the discontinued Agriculture Equipment business unit decreased $161 to $468 due to a reduction in selling and administration expenses totaling $329.


Net earnings available to common shareholders

Net earnings (loss) allocable to common shareholders was $(313) in the quarter ended December 31, 1999 compared to $881 in the comparative prior year period due to decreased gross margins as a percent of sales and increased research and development expense and interest expense.

The effective income tax rate was 38.4% for the quarters ended December 31, 1999 and 1998.

                                     Part II

Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities and Use of Proceeds

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None


Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits
              10.1  -  Eighth Amendment to Credit Agreement
              27    -  Financial Data Schedule

(b)      Reports on Form 8-K
              None

                             Williams Controls, Inc.

                                    Signature


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                             WILLIAMS CONTROLS, INC.





                                                    /s/  Gerard A. Herlihy
                                                    ----------------------------
                                                    Gerard A. Herlihy,
                                                    Chief Financial Officer




                                                    /s/  Kim L. Childs
                                                    ----------------------------
                                                    Kim L. Childs,
                                                    Corporate Controller and
                                                    Principal Accounting Officer








Date:  February 14, 2000

                             Williams Controls, Inc.

                                    Signature


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             WILLIAMS CONTROLS, INC.






                                                   -----------------------------
                                                    Gerard A. Herlihy,
                                                    Chief Financial Officer





                                                    ----------------------------
                                                    Kim L. Childs,
                                                    Corporate Controller and
                                                    Principal Accounting Officer






Date: February 14, 2000