Form 10-Q
period 2000-03-31
WILLIAMS CONTROLS INC
filed 2000-05-16
CIK 854860

THIS DOCUMENT IS A COPY OF THE FORM 10-Q FILED ON 5-15-00 PURSUANT TO A RULE 201 TEMPORARY HARDSHIP EXEMPTION.



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


          [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      For the transition period from    to


                         Commission file number 0-18083


                            Williams Controls, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                        84-1099587
-------------------------------                    ------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)

                              14100 SW 72nd Avenue
                             Portland, Oregon 97224
               -------------------------------------------------
               (Address of principal executive office) (zip code)

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

The number of shares outstanding of the registrant's common stock as of April 30, 2000: 19,917,478

                             Williams Controls, Inc.

                                      Index


                                                                         Page
                                                                        Number

Part I.  Financial Information

  Item 1.       Financial Statements

                Consolidated Balance Sheets, March 31, 2000 (unaudited)
                   and September 30, 1999                                 1

                Unaudited Consolidated Statements of Operations,
                   three and six months ended March 31, 2000 and 1999     2

                Unaudited Consolidated Statements of Cash Flows,
                   six months ended March 31, 2000 and 1999               3

                Notes to Unaudited Consolidated Financial Statements      4-8

  Item 2.       Management's Discussion and Analysis
                   of Financial Condition and Results of Operations       9-14


Part II.  Other Information

  Item 1.      Legal Proceedings                                          15

  Item 2.      Changes in Securities and Use of Proceeds                  15

  Item 3.      Defaults Upon Senior Securities                            15

  Item 4.      Submission of Matters to a Vote of Security Holders        15

  Item 5.      Other Information                                          15

  Item 6.      Exhibits and Reports on Form 8-K                           15

                    Signature Page                                        16

                                     Part I
Item 1.
                             Williams Controls Inc.
                           Consolidated Balance Sheets
         (Dollars in thousands, except share and per share information)

                                                                               March 31,           September 30,
                                                                                 2000                  1999
ASSETS                                                                        (unaudited)
                                                                            -------------------------------------
Current Assets:
  Cash and cash equivalents                                                           $  750              $2,323

  Trade and other accounts receivable, less allowance of
      $257 and $484 in 2000 and 1999, respectively                                    11,507              11,187
  Inventories                                                                         10,277               9,828
  Deferred income taxes and other                                                      4,480               4,325
  Net assets held for disposition                                                      1,128                 360
                                                                            -----------------   -----------------
   Total current assets                                                               28,142              28,023

Property plant and equipment, net                                                     20,752              20,775
Investment in and note receivable from affiliate                                       5,782               6,152
Net assets held for disposition                                                          340                 500
Goodwill and intangible assets, net                                                    5,468               5,764
Deferred income taxes                                                                  3,168               3,025
Other assets                                                                             231                 265
                                                                            ----------------    -----------------
   Total assets                                                                      $63,883             $64,504
                                                                            ================    =================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                                               $    10,022             $ 9,223
  Accrued expenses                                                                     3,582               3,449
  Current portion of long-term debt and capital leases                                 5,642               5,193
  Estimated loss on disposal                                                             138               1,000
                                                                            -----------------   -----------------
   Total current liabilities                                                          19,384              18,865

Long-term debt and capital lease obligations                                          23,927              24,743
Other liabilities                                                                      3,060               2,690

Commitments and contingencies

Shareholder' Equity:
  Preferred stock ($.01 par value, 50,000,000 authorized; 78,500 and
     80,000 issued and outstanding at March 31, 2000 and September 30,
     1999, respectively)                                                                   1                   1
  Common stock ($.01 par value, 50,000,000 authorized; 19,917,478 and
     19,898,728 issued and outstanding at March 31, 2000 and September 30,
     1999, respectively)                                                                 199                 199
  Additional paid-in capital                                                          21,611              21,574
  Accumulated deficit                                                                (3,422)             (2,691)
  Treasury stock (130,200 shares at March 31, 2000 and September
     30, 1999)                                                                         (377)               (377)
  Note Receivable                                                                      (500)               (500)
                                                                            -----------------   -----------------
   Total shareholder' equity                                                          17,512              18,206
                                                                            -----------------   -----------------
    Total liabilities and shareholders' equity                                       $63,883             $64,504
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

                             Williams Controls, Inc.
                      Consolidated Statements of Operations
         (Dollars in thousands, except share and per share information)
                                   (unaudited)

                                                               Three months       Three months        Six months        Six months
                                                                   Ended              Ended              Ended             Ended
                                                                 March 31,          March 31,          March 31,         March 31,
                                                                   2000               1999               2000               1999
                                                               --------------     --------------     --------------    -------------

Sales                                                              $  17,596          $  16,257         $   33,473          $ 30,656
Cost of sales                                                         13,915             11,396             26,046            21,411
                                                               --------------     --------------     --------------    -------------
Gross margin                                                           3,681              4,861              7,427             9,245

Operating expenses:
  Research and development                                             1,474                893              3,171             1,541
  Selling                                                                425                511                865             1,008
  Administration                                                       1,578                769              2,685             1,684
                                                               --------------     --------------     --------------     ------------
    Total operating expenses                                           3,477              2,173              6,721             4,233
                                                               --------------     --------------     --------------     ------------

Earnings from  operations                                                204              2,688                706             5,012


Other (income) expenses:
   Interest income                                                      (40)               (97)              (110)             (222)
   Interest expense                                                      562                325              1,191               798
   Other (income) expense, net                                          (28)                  -               (36)               112
   Equity interest in loss of affiliate                                  150                 63                370               253
                                                               --------------     --------------     --------------     ------------
     Total other expenses                                                644                291              1,415               941
                                                               --------------     --------------     --------------     ------------


Earnings (loss) before income tax expense (benefit)                    (440)              2,397              (709)             4,071
Income tax expense (benefit)                                           (169)                920              (272)             1,563
                                                               --------------     --------------     --------------     ------------


Net earnings (loss)                                                    (271)              1,477              (437)             2,508
Dividends on preferred stock                                           (147)              (150)              (294)             (300)
                                                               --------------     --------------     --------------     ------------
Net earnings (loss) allocable to common shareholders               $   (418)          $   1,327         $    (731)          $  2,208
                                                               ==============     ==============     ==============     ============


Basic and diluted net earnings per common share                    $  (0.02)          $    0.07         $   (0.04)          $   0.12
                                                               ==============     ==============     ==============     ============







        The accompanying notes are an integral part of these statements.

                             Williams Controls, Inc.
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                  (unaudited)


                                                                              Six months             Six months
                                                                                Ended                  Ended
                                                                           March 31, 2000          March 31, 1999
                                                                          ------------------    ---------------------
Cash flows from operating activities:
  Net earnings (loss)                                                             $   (437)               $    2,508
Adjustments to reconcile net earnings (loss) to net cash from continuing operations:
  Depreciation  and amortization                                                      1,439                      898
  Equity interest in loss of affiliate                                                  370                      253
Changes in working capital of continuing operations:
  Receivables                                                                         (319)                      565
  Inventories                                                                         (449)                      689
  Accounts payable and accrued expenses                                                 785                  (1,026)
  Other                                                                                 335                     (90)
                                                                          ------------------    ---------------------
Net cash provided by operating activities of continuing operations                    1,724                    3,797

Cash flows from investing activities:
  Payments for property, plant and equipment                                        (1,148)                  (1,308)

Cash flows from financing activities:
  Repayments of long-term debt and capital lease obligations                        (2,368)                  (3,797)
  Borrowing under term notes                                                          1,800                    2,500
  Payments of preferred dividends                                                     (147)                    (300)
  Proceeds from issuance of common stock                                                 36                      119
                                                                          ------------------    ---------------------
Net cash used in financing activities of continuing operations                        (679)                  (1,478)

Net cash used in discontinued operations                                            (1,470)                  (1,002)

                                                                          ------------------    ---------------------
Net increase (decrease) in cash and cash equivalents                                (1,573)                        9


Cash and cash equivalents at beginning of period                                      2,323                    1,281

                                                                          ==================    =====================
Cash and cash equivalents at end of period                                        $     750               $    1,290
                                                                          ==================    =====================

Supplemental disclosure of cash flow information:
  Interest paid                                                                   $   1,170               $      737
  Income taxes paid                                                               $       -               $      495
  Income tax refunds                                                              $       -               $      328
                                                                          ==================    =====================

Supplemental disclosure of non-cash investing and financing activities:
  Note receivable for capital lease obligation                                    $       -               $    3,200
                                                                          ==================    =====================
  Tax benefits related to stock options                                           $       1               $      113
                                                                          ==================    =====================
  Capital lease obligations incurred                                              $     200               $      354
                                                                          ==================    =====================
  Preferred dividends accrued not paid                                            $     147               $        -
                                                                          ==================    =====================








        The accompanying notes are an integral part of these statements.

                             Williams Controls, Inc.
              Notes to Unaudited Consolidated Financial Statements
               Three and Six Months ended March 31, 2000 and 1999
                (Dollars in thousands, except per share amounts)


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

1.   Organization

     Williams Controls, Inc., including its wholly-owned subsidiaries, Williams Controls Industries, Inc. ("Williams"); Aptek Williams, Inc. ("Aptek"); Premier Plastic Technologies, Inc. ("PPT"); ProActive Acquisition Corporation ("Proactive"); Williams Automotive, Inc.; GeoFocus, Inc. ("GeoFocus"); NESC Williams, Inc.("NESC"); Williams Technologies, Inc. ("Technologies"); Williams World Trade, Inc. ("WWT"); Kenco/Williams, Inc. ("Kenco"); Techwood Williams, Inc. ("TWI"); Agrotec Williams, Inc. ("Agrotec") and its 80% owned subsidiaries Hardee Williams, Inc. ("Hardee") and Waccamaw Wheel Williams, Inc. ("Waccamaw") is hereinafter referred to as the "Company" or "Registrant."

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

3.   Comprehensive Income (Loss)

     In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 130, "Reporting Comprehensive Income", which requires companies to report a measure of all changes in equity except those resulting from investments by owners and distributions to owners. Total comprehensive income (loss) for the three and six months ended March 31, 2000 and 1999 was $(271) and $1,477, and $(437) and $2,508 respectively, and consisted solely of net earnings
     (loss). As of March 31, 2000, accumulated other comprehensive income (loss) was $(3,422) and consisted of accumulated deficit.

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

     Following is a reconciliation of basic EPS and diluted EPS from continuing operations:



                                               Three Months Ended                 Three Months Ended
                                                 March 31, 2000                     March 31, 1999
                                         -------------------------------    --------------------------------
                                                                 Per                                Per
                                                                Share                              Share
                                         Income     Shares     Amount       Income     Shares      Amount
       Earnings (loss) from
         operations                      $ (271)                            $1,477
       Less-Preferred stock dividends      (147)                              (150)
                                         --------                           --------
       Basic EPS-
         Earnings (loss) from
         operations allocable to
         common shareholders               (418)  19,786,742    $(0.02)      1,327   18,327,711      $ 0.07
                                                              ----------                          ----------
       Effect of dilutive securities -
         Stock options and warrants            -           -                     -      453,278
         Convertible preferred stock           -           -                   150    2,903,010
                                         -------- -----------               -------- -----------
       Diluted EPS -
        Earnings (loss) from
        continuing operations allocable
        to common shareholders            $(418)  19,786,742    $(0.02)     $1,477   21,683,999      $ 0.07
                                         -------- ----------- ----------    -------- -----------  ----------



                                                Six Months Ended                   Six Months Ended
                                                 March 31, 2000                     March 31, 1999
                                         -------------------------------    --------------------------------
                                                                 Per                                Per
                                                                Share                              Share
                                         Income     Shares     Amount       Income     Shares      Amount
       Earnings(loss) from operations     $(437)                             $2,508
       Less-Preferred stock dividends      (294)                              (300)
                                         --------                           --------
       Basic EPS -
        Earnings (loss) from operations
        allocable to common shareholders   (731)  19,782,585    $(0.04)       2,208  18,288,667      $ 0.12
                                                              ----------                          ----------
       Effect of dilutive securities -
         Stock options and warrants            -           -                      -     303,365
         Convertible preferred stock           -           -                    300   2,899,650
                                         -------- -----------               -------- -----------
       Diluted EPS -
        Earnings (loss) from continuing
        operations allocable to
        common shareholders                $(731)  19,782,585   $(0.04)      $2,508  21,491,682      $ 0.12
                                         -------- ----------- ----------    -------- -----------  ----------

     At March 31, 2000 and 1999, the Company had options and warrants covering 3,412,106 and 893,236 shares, respectively of the Company's common stock outstanding that were not considered in the respective dilutive EPS calculations since they would have been antidilutive. In fiscal 2000 conversion of the preferred shares would have been antidilutive and therefore was not considered in the computation of diluted earnings per share.

5.   Inventories

     Inventories consisted of the following:

                                        March 31,              September 30,
                                          2000                     1999
                                   -------------------     ---------------------

     Raw materials                     $   7,505                 $   6,867
     Work in process                         934                       697
     Finished goods                        1,838                     2,264
                                   -------------------      --------------------
                                       $  10,277                 $   9,828
                                   ===================      ====================

     Finished goods include component parts and finished product ready for shipment.

6.   Debt

     In February 2000 and April 2000, the Company amended its credit facility with a bank (the "Bank"). Terms of the amendments extended the due date of Term Loan III from February 1, 2000 to April 30, 2000, advance the Company $1,000 under a new term loan ("Term Loan IV") which was due April 30, 2000 and bears interest at the Bank's prime rate plus 1.25%, advance $800 under Term Loan I (subject to adjustment for a subsequent appraisal of certain equipment), and advance certain lesser amounts as a result of the change in eligibility of certain receivables. Had a private placement of debt or equity been successful before April 30, 2000, $1,000 of the first $3,000 of net proceeds received by the Company were to be paid to the Bank in payment of Term Loan IV. 75% of the net proceeds received by the Company in excess of $3,000 were to be paid to the Bank in payment of Term Loan III, until retired. The Company completed a private placement in April 2000 (see note
     7). The Bank agreed that none of the proceeds received by the Company would be paid to the Bank.

     In addition, under the amendments to the credit facility with the Bank, certain financial covenants were revised. The amendments require the Company to maintain certain tangible net worth, which requirement was $10,800 at March 31, 2000; achieve certain consolidated net income from continuing operations, which requirement was $300 for the six months ended March 31, 2000; and maintain a debt service coverage ratio (as defined in the agreement). The Company was not in compliance with the latter two of its financial covenants as of and for the six months ended March 31, 2000. The Company has obtained a waiver of noncompliance from the Bank and is in the process of amending its covenants for future periods. Additionally, the Bank has indicated it will extend the due dates of the above loans from April 30, 2000 to June 30, 2000. In addition, the amendment to the credit facility provides for additional capital leases during each fiscal year not to exceed $2,500. The Company paid the Bank $50 and $20, respectively, for the amendments to the credit facility.

     The Company has a real estate loan due to a bank, originally due December 5, 1999, which due date has been extended to June 15, 2000.


7.   Convertible Subordinated Debt

     In April 2000, the Company issued 7.5% convertible subordinated debentures totaling $2,140, due March 31, 2003. Net proceeds to the Company after expenses, were $1,965 and were used for general working capital purposes. The debentures are unsecured obligations, subordinate to all senior indebtedness (as defined). The debentures are convertible into shares of the Company's common stock, par value $.01 per share, at a conversion price of $2.00 per share. In addition, the Company issued to each purchaser of debentures a three year warrant to purchase common stock of the Company equal to 20% of the shares of common stock into which such purchaser's debenture is convertible. The exercise price of the warrants is $2.375. The Company issued the placement agent a five year warrant to purchase shares of the Company's common stock equal to 7.0% of the total shares of common stock issuable upon the conversion of the debentures.

8.   Agriculture Equipment Segment

     In May, 2000, the Company completed the sale of its previously discountinued Agriculture Equipment Segment operation. Proceeds at closing were $1,760 in cash and notes plus the assumption by the buyer of $200 of liabilities. In conjunction with the sale the Company received a note for $300 at 8% interest, payable April 30, 2003. Additional proceeds, approximating $1,200, are expected to be realized on or before September 30, 2000 from the future sale of existing inventory to the buyer. In conjunction with the future sale of inventory, the Company will receive a note at 8% interest, for any inventory not purchased by September 30, 2000, payable in three years, with interest accruing from until April 30, 2001. No loss in excess of that previously provided was realized as a result of the sale of the discountinued Agriculture Equipment Segment.


9.   Acquisition

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

     The following unaudited proforma results of operations for the three and six months ended March 31, 1999 include the results of ProActive Pedals assuming such acquisition occurred as of October 1, 1998 and excludes the acquired in-process research and development charge.


                                           Three Months           Six Months
                                              Ended                  Ended
                                           March 31, 1999       March 31, 1999
                                           --------------       ---------------

     Sales                                    $ 16,284               $ 30,786
     Operating income                            1,973                  3,496
     Earnings from continuing operations           936                  1,468
     Net earnings per share - basic                .04                    .06
     Net earnings per share - diluted              .04                    .06


     The purchase was financed through the private placement of 1,331,149 shares of the Company's common stock with net proceeds of approximately $3,379. In addition, the Company borrowed $2,500 from its bank under a new term loan facility ("Term Loan III").

10.    Reclassifications

       Certain amounts previously reported in the statements of operations for the six months ended March 31, 1999 have been reclassified to conform to current fiscal year presentation.

11.    Segment Information

                                                           Three months        Three months       Six months          Six months
                                                              Ended               Ended              Ended               Ended
                                                           March 31, 2000     March 31, 1999     March 31, 2000      March 31, 1999
                                                          ---------------     --------------     ---------------    ---------------

Sales by classes of similar products from
continuing operations
Vehicle  components                                          $   16,908          $ 15,542            $   31,932         $   29,313
Electrical components and GPS                                       688               715                 1,541              1,343
                                                          ---------------     --------------     ---------------     --------------
                                                             $   17,596          $ 16,257            $   33,473         $   30,656
                                                          ===============     ==============     ===============     ==============

Earnings (loss) from continuing operations
Vehicle                                                      $      470          $  3,301          $    2,120           $    6,443
components Electrical components  and GPS                          (266)             (613)             (1,414)              (1,431)
                                                          ---------------     --------------     ---------------     --------------

                                                             $      204          $  2,688          $      706           $    5,012
                                                          ===============     ==============     ===============     ==============

Capital expenditures
Vehicle                                                      $      766          $    445          $      961           $    1,100
components Electrical components and GPS                            183               168                 187                  208
                                                          ---------------     --------------     ---------------     --------------


Total capital expenditures                                   $     949           $    644          $    1,148           $    1,308
                                                          ===============     ==============     ===============     ==============


Depreciation and amortization
Vehicle components                                           $     646           $    400          $     1264           $     700
Electrical components and GPS                                       72                114                 175                 198
                                                          ---------------     --------------     ---------------     --------------

Total depreciation and amortization                          $     718           $    514          $    1,439           $    898
                                                          ===============     ==============     ===============     ==============


Identifiable assets
Vehicle components                                                                                 $   45,013           $ 41,791
Electrical components and GPS                                                                          11,620              8,340
Corporate                                                                                               5,782              5,887
                                                                                                 ---------------    ---------------
Total assets - continuing operations                                                                   62,415             56,018
Agricultural equipment - discontinued operations                                                        1,468              7,240
                                                                                                 ===============    ===============
Total assets                                                                                       $   63,883         $   63,258
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



Financial Position and Capital Resources Financial Condition, Liquidity and Capital Resources

The Company's principal sources of liquidity are funds generated from operations, borrowings under its credit facilities and capital raised from private placements. The Company anticipates that cash generated from operations, bank borrowings and from private placements will be sufficient to satisfy working capital and capital expenditure requirements for current operations for the next twelve months. At March 31, 2000, the Compan's working capital was $8,754 compared to $9,158 at September 30, 1999 and the current ratio was 1.45 at March 31, 2000 compared to 1.49 at September 30, 1999. Cash flows from continuing operations were $1,797 for the first six months ended March 31, 2000 compared to $3,797 for the first six months of fiscal 1999. In the six months ended March 31, 2000, the primary reason for the decline in net cash provided by operating activities of continuing operations was decreased earnings. Also, higher receivable and inventory balances contributed to the decline, but were more than offset by higher depreciation and amortization and increased accounts payable. The Company's discontinued operations used cash of $1,470 and $1,002 for the six months ended March 31, 2000 and 1999, respectively. Cash used by discontinued operations increased primarily because of reduced sales at this segment. In May 2000 the Company completed the sale of its discontinued Agricultural Equipement segment (see Note 8).

In February and April 2000, the Company amended its credit facility with a bank (the "Bank"). Terms of the amendments extended the due date of Term Loan III from February 1, 2000 to April 30, 2000, advanced the Company $1,000 under a new term loan ("Term Loan IV") which was due April 30, 2000 and bears interest at the Bank's prime rate plus 1.25%, advance $800 under Term Loan I (subject to adjustment for a subsequent appraisal of certain equipment), and advance certain lesser amounts as a result of the change in eligibility of certain receivables. Terms of the amendment included that had a private placement of debt or equity been successful before April 30, 2000, $1,000 of the first $3,000 of net proceeds received by the Company were to be paid to the Bank in payment of Term Loan IV. 75% of the net proceeds received by the Company in excess of $3,000 were to be paid to the Bank in Payment of Term Loan III, until retired.

In April, 2000, the Company issued 7.5% convertible subordinated debentures totaling $2,140, due March 31, 2003. Net proceeds to the Company after expenses were $1,965 and was used for general working capital purposes. The debentures are unsecured obligations, subordinate to all senior indebtedness (as defined). The debentures are convertible into shares of the Company's common stock, par value $.01 per share, at a conversion price of $2.00 per share. In addition, the Company issued to each purchaser of debentures a three year warrant to purchase common stock of the company equal to 20% of the shares of common stock into which such purchaser's debenture is convertible. The exercise price of the warrants is $2.375. The Bank waived the requirement to pay $1,000 of the proceeds obtained from the private placement of convertible subordinated indentures in repayment of Term Loan IV.

The Company is subject to certain financial covenants under its credit facility with the Bank. The Company is required to maintain certain tangible net worth, which requirement was $10,800 at March 31, 2000, achieve certain consolidated net income (loss) from continuing operations, which requirement was $300 for the six months ended March 31, 2000; and maintain a debt service coverage ratio (as defined in the agreement). The Company was in compliance with the tangible net worth requirement at March 31, 2000. The Company was not in compliance with the net income (loss) requirement or the debt service coverage ratio at March 31, 2000. The Bank has waived compliance with the covenants covering consolidated net income (loss) from continuing operations and debt service coverage ratio at March 31, 2000, and intends to amend the agreement to establish adjusted covenants during the third fiscal quarter.

Term Loan III, previously payable in three monthly installments of $139 (plus interest) with the remaining balance due on April 30, 2000, and Term Loan IV, previously due April 30, 2000 or upon the receipt of the proceeds from a private placement, have had their due dates extended by the bank until June 30, 2000.

The Company is exploring various alternatives for obtaining additional capital to support the Company's projected growth, additional research and development costs expected to be incurred to support such growth and for the payment of current maturities of debt. In addition, the Company will continue to assess the availability of capital from the private placement market. Should the Company not be able to raise additional funds to repay the debt due in June 2000 of $3,599, it will seek further extension of the payment dates with the Banks.

Market Risk - The Company has not entered into derivative financial instruments. The Company may be exposed to future interest rate changes on its variable interest rate debt. A hypothetical 10 percent change in interest rates as of March 31, 2000 would change the Company's cash interest expense by approximately $227 on an annual basis.

Recent FASB Pronouncements - In June 1999 the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 137"). SFAS 137 is an amendment to SFAS 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS 137 establishes accounting and reporting standards for all derivative instruments. SFAS 137 is effective for fiscal years beginning after June 15, 2000. The Company does not have any derivative instruments and accordingly, the adoption of SFAS 137 is expected to have no impact on the Company's financial position or results of operations.

                             Williams Controls, Inc.
                     Management's Discussion and Analysis of
                              Results of Operations

                (Dollars in thousands, except per share amounts)

Results of Operations
Three months ended March 31, 2000 compared to the three months ended March 31, 1999

Overrview

Sales from continuing operations increased $1,339, or 8.2%, to $17,596 in the second quarter of fiscal 2000 from $16,257 in the second quarter of fiscal 1999 due to higher unit sales volumes in the Company's Vehicle Components segment.

Earnings from continuing operations decreased $2,484 to $204 in the second quarter of fiscal 2000 from $2,688 in the second quarter of fiscal 1999. The decrease was the result of increased cost of sales, research and development expenses and administration costs, partially offset by increased sales as described above.

The Company's plastic injection molding subsidiary, Premier Plastics Technologies, Inc. ("PPT"), the operating results of which are included in the Vehicle Components segment, reported an increased loss from operations of $1,095 in the three months ended March 31, 2000 compared to the same period of 1999. Sales, gross margin (loss) and operating loss for the three months ended March 31, 2000 were $2,566, ($702), and ($1,095) respectively compared to $1,377,
($74) and ($320) in the prior fiscal period. The increase in sales is the result of new business that was awarded and began production in the second quarter of fiscal 2000. PPT has been experiencing operating problems resulting from several factors, including inefficient production from defective molds supplied by customers, a high material scrap rate and high material usage rate and from operating problems on the manufacturing floor. In addition, PPT hired additional employees in anticipation of new business awarded by a customer, one-half of which was subsequently withdrawn. In March 2000, the Company retained a consulting firm to evaluate PPT's operating problems, assess its workforce levels, and evaluate the profitability of various products. Based upon the review and an ongoing analysis of economic effects of various alternatives, the Company is considering its strategic alternatives including possibly disposing of the operation. While no formal decision has been made regarding the potential disposition of PPT, the Company has signed a non-binding letter of intent with a buyer that, if completed, would result effectively in the sale of PPT. In addition, the Company has entered into an operating agreement whereby an affiliate of the potential buyer will operate PPT during the interim period until the sale, if any, is consummated. The Company is evaluating its alternatives with respect to obtaining the greatest shareholder value with this subsidiary and expects to have a plan in place by the end of the third fiscal quarter of 2000.

The effective income tax rate was 38.4% for the quarters ended March 31, 2000 and 1999, respectively.

Sales

Sales from continuing operations in the Vehicle Components segment increased $1,366, or 8.8%, to $16,908 in the second quarter of fiscal 2000 over levels achieved in the second quarter of fiscal 1999 primarily due to higher at PPT. Sales from continuing operations in the Company's Electrical Components and GPS segments decreased $25, or 3.5%, due to lower unit sales of electrical components.

Gross Margin


Gross margin from continuing operations was $3,681 in the second quarter of fiscal 2000 compared to $4,861 in the second quarter of fiscal 1999. Gross margin decreased $1,057 or 22.4%, in the second quarter of fiscal 2000 in the Vehicle Components segment due to reduced gross margins of $628 at the plastic injection molding operation and increased costs for implementation of a new enterprise resource planning system and decreased absorption of overhead related to lower inventory levels at one of its plants. The gross margin in the Electrical Components and GPS segment decreased $123 to $27 in the second quarter of fiscal 2000 from $150 in the prior period primarily as a result of reduced sales of electrical components and certain fixed overhead costs. Gross margins as a percent of sales decreased to 20.9% in the second quarter of fiscal 2000 compared to 29.9% in the second quarter of fiscal 1999.

Operating Expenses

Operating expenses for continuing operations increased $1,304, or 60%, to $3,477 in the second quarter of fiscal 2000 compared to $2,173 in the second quarter of fiscal 1999. Operating expenses as a percentage of net sales from continuing operations increased to 19.8% in the second quarter of fiscal 2000 compared to 13.4% in the second quarter of fiscal 1999.

Research and development expenses for continuing operations increased $581, or 65%, to $1,474 during the second quarter of fiscal 2000 compared to $893 in the second quarter of fiscal 1999. As a percentage of sales from continuing operations, research and development expenses increased from 5.5%% to 8.4%. Research and development expenses were increased for development of the automotive ETC and adjustable foot pedal products related to the 1999 acquisition of ProActive pedals and support of new product development for existing customers and for development of sensor-related products.

Administration expenses for continuing operations increased $809 or 105%, in the second quarter of fiscal 2000 to $1,578 compared to $769 in the second quarter of fiscal 1999. Administration expenses as a percent of sales from continuing operations increased to 9.0% in the second quarter of fiscal 2000 compared to 4.7% in the second quarter of fiscal 1999. Administration costs increased primarily as a result of increased administration costs of $144 at PPT to support increased plastic molding contracts and $363 at the ProActive subsidiary primarily related to the amortization of intangible assets as a result of an acquisition completed in the third fiscal quarter of 1999.

Selling expenses decreased $86, or 2.4% of sales in the second quarter of fiscal 2000 compared to 3.1% of sales in fiscal 1999.

Interest and Other Expenses

Interest expense increased $237, or 73%, to $562 in the second quarter of fiscal 2000 from $325 in the second quarter of fiscal 1999 due to higher debt levels and higher interest rates. Additionally, allocated interest expense included in discontinued operations for the quarters ended March 31, 2000 and 1999 was $44 and $107, respectively. Interest income decreased $57, or 59% in the second quarter of fiscal 2000 due primarily to interest on a state tax refund in fiscal 1999.

Discontinued operations

No loss on the discontinued operations of the Agriculture Equipment Segment was reported in the three months ended March 31, 2000 or 1999. An expense for estimated loss on disposal was recorded in September 1998. Additional information was gained, and an additional expense for estimated loss on disposal was recorded in September 1999.

Net sales from the Agriculture Equipment segment declined $20, or 1% to $2,007 in the second quarter of fiscal 2000 compared to $2,027 in the second quarter of fiscal 1999. The loss from operations for the Agriculture Equipment segment decreased $63 to $255 due to a $139 increase in gross margins offset by a $76 increase in operating expenses.

Results of Operations
Six months ended March 31, 2000 compared to the six months ended March 31, 1999


Overview

Sales from continuing operations increased $2,817, or 9.2%, to $33,473 in the six months ended March 31, 2000 from $30,656 in the six months ended March 31, 1999 due to higher unit sales volumes in the Company's Vehicle Components segment, and higher sales from a GPS contract, partially offset by lower unit sales volumes of electrical components in the Electrical Components and GPS segment.

Earnings from continuing operations decreased $4,306 to $706 in fiscal 2000 from $5,012 in fiscal 1999. Earnings from continuing operations decreased $4,323 in the Company's Vehicle Components segment due to increased cost of sales, increased research and development costs and increased administration costs. Losses from continuing operations decreased $17 in the Electrical Components and GPS segment due to decreased research and development costs, mostly offset by lower gross margins of $116 due to certain fixed overhead costs.

The Company's plastic injection molding subsidiary, Premier Plastics Technologies, Inc. ("PPT"), the operating results of which are included in the Vehicle Components segment, reported an increased loss from operations of $1,903 for the six months ended March 31, 2000 compared to the same period of 1999. Sales, gross margin (loss) and operating loss for the six months ended March 31, 2000 were $3,796, ($1,135), and ($1,903) respectively compared to $2,814, ($12)
and ($509) in the prior fiscal period. The increase in sales is the result of new business that was awarded and began production in the second quarter of fiscal 2000. PPT has been experiencing operating problems resulting from several factors, including inefficient production from defective molds supplied by customers, a high material scrap rate and high material usage rate and from operating problems on the manufacturing floor. In addition, PPT hired additional employees in anticipation of new business awarded by a customer, approximately one-half of which was subsequently withdrawn. In March 2000, the Company retained a consulting firm to evaluate PPT's operating problems, assess PPT's workforce levels, and evaluate the profitability of various products. Based upon the review and an ongoing analysis of economic effects of various alternatives, the Company is considering its strategic alternatives including possibly disposing of the operation. While no formal decision has been made regarding the potential disposition of PPT, the Company has signed a non-binding letter of intent with a buyer that, if completed, would effectively result in the sale of PPT. In addition, the Company has entered into an operating agreement whereby an affiliate of the potential buyer will operate PPT during the interim period until the sale, if any, is consummated. The Company is evaluating its alternatives with respect to obtaining the greatest shareholder value with this subsidiary and expects to have a plan in place by the end of the third fiscal quarter of 2000.

Net earnings (loss) allocable to common shareholders was ($734) in the six months ended March 31, 2000 compared to $2,208 in the prior fiscal year primarily due to the reasons discussed above.

The effective income tax rate was 38.4 % for the six months ended March 31, 2000 and 1999, respectively.

Sales

Sales from continuing operations in the Vehicle Components segment increased $2,619, or 8.9%, to $31,932 in the six months ended March 31, 2000 over levels achieved in the six months ended March 31, 1999 due primarily to higher passenger vehicle ETC sales of $1,393 and plastic injection molding sales of $920, offset by lower truck ETC sales of $732. Sales from continuing operations in the Company's Electrical Components and GPS segment increased $198, or 14.8%, due to increased sales from a GPS contract of $395, partially offset by lower unit sales of electrical components.

Gross margin

Gross margin from continuing operations decreased $1,818, or 20%, to $7,427 compared to $9,245 in the six months ended March 31, 1999. Gross margin decreased $1,702 or 19%, in the six months ended March 31, 2000 in the Vehicle Components segment due to decreased margins at the plastic injection molding subsidary as well as increased costs for implementation of a new enterprise resource planning system and decreased absorption of overhead at one of the plants. The Electrical Component and GPS segment margin decreased $116, from $100 in the six months ended March 31, 1999 to ($16) in the prior period, primarily the result of fixed overhead combined with declining sales at the electronic components operations offset by increased margins of $188 at the GPS operation. Gross margins as a percent of sales decreased to 22.2% in the six months ended March 31, 2000 compared to 30.2% in the six months ended March 31, 1999.

Operating expenses

Operating expenses increased $2,488, or 59%, to $6,721 in the six months ended March 31, 2000 compared to $4,233 in the six months ended March 31, 1999 primarily as a result of increased research and development costs of $1,630 and increased administration costs of $1,001. Operating expenses as a percentage of sales was 20.1% in the six months ended March 31, 2000 and 13.8% in the same period of 1999. Operating expenses increased $2,621, or 51%, in the six months ended March 31, 2000 in the Vehicle Components segment and decreased $133, or 8.7%, in the Electrical Components and GPS segment compared to the prior year period.

Research and development expenses increased $1,630, or 106%, to $3,171 during the six months ended March 31, 2000 compared to $1,541 in the six months ended March 31, 1999. As a percentage of sales, research and development expenses increased from 5.0% to 9.5%. Research and development expenses were increased to support new product development for the automotive and truck ETC and adjustable foot pedal products, and for development of sensor-related products and for existing customers.

Administration expenses increased $1,001 in the six months ended March 31, 2000 as compared to the same period in 1999. The primary reasons are increased administration to support the increased volume of sales at the plastic injection molding subsidiary and increased amortization of intangibles as a result of an acquisition completed in fiscal 1999.

Interest and Other Expenses

Interest expense increased $393, or 49% to $1,191 in the six months ended March 31, 2000 from $798 in the six months ended March 31, 1999. The reasons for the increase were higher debt levels and higher interest rates as well as a decreased allocation of interest to the discontinued Agriculture Equipment
Segment of $142 in fiscal 2000 compared to fiscal 1999 as a result of significantly decreased net assets at this segment. Interest income decreased $112 in the six months ended March 31, 2000 compared to the same prior period primarily due to interest on a state tax refund of $85 which was received in the fiscal 1999 period.

Discontinued operations

No losses on the discontinued operations of the Agriculture Equipment Segment was reported in the six months ended March 31, 2000 or 1999. An expense for estimated loss on disposal was recorded in September 1998. Additional information was gained, and an additional expense for estimated loss on disposal was recorded in September 1999.

Net sales from the Agriculture Equipment segment declined $347, or 9.1% to $3,456 in the six months ended March 31, 2000 compared to $3,803 in the six months ended March 31, 1999. The decline in sales was due to lower unit sales attributable primarily to a poor farm economy. The loss from operations for the Agriculture Equipment segment decreased $224 to $723 from $947 in the prior fiscal period as a result of reduced administration costs.

                                     Part II

Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities and Use of Proceeds

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         On March 24, 2000 the Company held its annual meeting of stockholders. The stockholders re-elected one director and approved an amendment to increase the number of shares available for grant under the Company's 1995 Stock Option Plan from
         200,000 to 400,000 shares.

         The tabulation of votes cast for the election of the director and amendment to the Company's 1995 Stock Option Plan are as follows:

         Proposal Number One - Election of Director

                                             For                        Withheld
         Timothy S. Itin                  11,693,400                     174,090

         Proposal Number Two - Amendment to the 1995 Stock Option Plan


         Increased Shares from               For            Against          Abstentions      Not Voted
         200,000 to 400,000               11,654,286         198,631            13,773       10,870,604


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




                                      WILLIAMS CONTROLS, INC.





                                      /s/  Gerard A. Herlihy
                                      ------------------------
                                      Gerard A. Herlihy,
                                      Chief Financial Officer



                                      /s/  Kim L. Childs
                                      ------------------------
                                      Kim L. Childs,
                                      Corporate Controller
                                      and Principal Accounting Officer








Date:  May 15, 2000

                             Williams Controls, Inc.

                                    Signature


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                         WILLIAMS CONTROLS, INC.






                                      By:
                                      Gerard A. Herlihy, Chief Financial Officer



                                      By:
                                      Kim L. Childs, Corporate Controller
                                      and Principal Accounting Officer






Date: May 15, 2000