Form 10-Q/A
period 2000-06-30
WILLIAMS CONTROLS INC
filed 2000-08-14
CIK 854860

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 12b-25

                           NOTIFICATION OF LATE FILING

                                                         SEC File No:  000-18083
                                                                      ----------

                                  (Check One):
   __Form 10-K    __Form 20-F    __Form 11-K    xx Form 10-Q   __Form N-SAR
                                                --

                         FOR PERIOD ENDED: June 30, 2000
                                          --------------

                       [ ] Transition Report on Form 10-K
                       [ ] Transition Report on Form 20-F
                       [ ] Transition Report on Form 11-K
                       [ ] Transition Report on Form 10-Q
                       [ ] Transition Report on Form N-SAR

       For the Transition Period Ended: __________________________________

  Read Instruction (on back page) Before Preparing Form. Please Print or Type.

      Nothing in this form shall be construed to imply that the Commission has verified any information contained herein.

      If the notification relates to a portion of the filing checked above, identify the Item(s) to which the notification relates:
       ------------------------------------------------------------------

                         PART I - REGISTRANT INFORMATION


                             Williams Controls, Inc.
                             -----------------------
                             Full Name of Registrant


                                      N/A
                            -------------------------
                            Former Name if Applicable

                              14100 SW 72nd Avenue
            ---------------------------------------------------------
            Address of Principal Executive Office (Street and Number)

                             Portland, Oregon 97224
                            ------------------------
                            City, State and Zip Code


                        PART II - RULES 12b-25(b) and(c)

If the subject report could not be filed without unreasonable effort or expense and the registrant seeks relief pursuant to Rule 12b-25(b), the following should be completed. (Check box if appropriate)

[X] (a) The reasons described in reasonable detail in Part III of this form could not be eliminated without unreasonable effort or expense;

[X] (b) The subject annual report, semi-annual report, transition report on Form 10-K, Form 20-F, Form 11-K or Form N-SAR, or portion thereof, will be filed on or before the fifteenth calendar day following the prescribed due date; or the subject quarterly report of transition report on Form 10-Q, or portion thereof will be filed on or before the fifth calendar day following the prescribed due date; and

[ ] (c) The accountant's statement or other exhibit required by Rule 12b-25(c) has been attached if applicable.


PART III - NARRATIVE

State below in reasonable detail the reasons why the Form 10-K, Form 20-F, Form 11-K, Form 10-Q, Form N-SAR, or the transition report or portion thereof, could not be filed within the prescribed time period. (Attach extra sheets if needed.)

     The Registrant is unable to file its Quarterly Report on Form 10-Q within the prescribed time period as a result of difficulties encountered in the compilation and evaluation of certain information that is required to complete the preparation of the interim consolidated financial statements for the quarter ended June 30, 2000.


PART IV - OTHER INFORMATION

     (1) Name and telephone number of person to contact in regard to this notification:

            Kim Childs, Corporate Controller             (520) 684-8617
          ------------------------------------     -----------------------------
                       (Name)                      (Area Code)(Telephone Number)

     (2) Have all other periodic reports required under Section 13 or 15(d) of the Securities Exchange Act of 1934 or Section 30 of the Investment Company Act of 1940 during the preceding 12 months (or for such shorter) period that the registrant was required to file such report(s) been filed? If the answer is no, identify report(s).

                  [X] Yes  [ ] No

     (3) Is it anticipated that any significant change in results of operations from the corresponding period for the last fiscal year will be reflected by the earnings statements to be included in the subject report or portion thereof?

                  [ ] Yes  [X] No

          If  so,  attach  an  explanation  of  the  anticipated   change,  both
          narratively and quantitatively, and, if appropriate, state the reasons why a reasonable estimate of the results cannot be made.

                             Williams Controls, Inc.
                 -----------------------------------------------
                  (Name of Registrant as specified in charter)

has caused this notification to be signed on its behalf by the undersigned hereunto duly authorized.


Date:  August 14, 2000                By:  /s/ Thomas W. Itin
       ---------------                    --------------------------------------
                                               Thomas W. Itin,
                                               Chief Executive Officer


INSTRUCTION: The form may be signed by an executive officer of the registrant or by any other duly authorized representative. The name and title of the person signing the form shall be typed or printed beneath the signature. If the statement is signed on behalf of the registrant by an authorized representative (other than an executive officer), evidence of the representative's authority to sign on behalf of the registrant shall be filed with the form.



                                    ATTENTION

Intentional misstatements or omissions of fact constitute Federal Criminal Violations (See 18 U.S.C. 1001).