Form 10-Q
period 2000-06-30
WILLIAMS CONTROLS INC
filed 2000-08-21
CIK 854860

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


          [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to
                               --------- ---------


                         Commission file number 0-18083


                             Williams Controls, Inc.
             (Exact name of registrant as specified in its charter)

              Delaware                                     84-1099587
 ---------------------------------                --------------------------
  (State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                     Identification No.)

                            14100 SW 72nd Avenue
                             Portland, Oregon           97224
               -------------------------------------- ----------
               (Address of principal executive office) (zip code)

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
                                                 Yes   X    No
                                                     -----     -----

The number of shares outstanding of the registrant's common stock as of July 31, 2000: 19,921,114

                             Williams Controls, Inc.

                                      Index


                                                                           Page
                                                                          Number

Part I.  Financial Information

  Item 1.     Financial Statements

              Consolidated Balance Sheets, June 30, 2000 (unaudited)
                and September 30, 1999                                       1

              Unaudited Consolidated Statements of Operations,
                three and nine months ended June 30, 2000 and 1999           2

              Unaudited Consolidated Statements of Cash Flows,
                nine months ended June 30, 2000 and 1999                     3

              Notes to Unaudited Consolidated Financial Statements
                                                                            4-9

  Item 2.     Management's Discussion and Analysis
              of Financial Condition and Results of Operations             10-15


Part II.  Other Information

  Item 1.      Legal Proceedings                                            16

  Item 2.      Changes in Securities and Use of Proceeds                    16

  Item 3.      Defaults Upon Senior Securities                              16

  Item 4.      Submission of Matters to a Vote of Security Holders          16

  Item 5.      Other Information                                            16

  Item 6.      Exhibits and Reports on Form 8-K                             16

                    Signature Page                                          17

                                     Part I

Item 1.
                             Williams Controls Inc.
                           Consolidated Balance Sheets
         (Dollars in thousands, except share and per share information)


                                                                            June 30,            September 30,
                                                                              2000                  1999
                                                                           (unaudited)
                                                                       -------------------    ---------------------
                           ASSETS
Current Assets:
   Cash and cash equivalents                                                  $    187                 $  2,323
   Trade and other accounts receivable, less allowance of $806 and
     $484 at June 30, 2000 and September 30, 1999, respectively                 11,708                   11,187
   Inventories                                                                   9,581                    9,828
   Deferred income taxes and other                                               4,398                    4,325
   Net assets held for disposition                                                   -                      360
                                                                       -------------------    ---------------------
     Total current assets                                                       25,874                   28,023

   Property plant and equipment, net                                            21,625                   20,775
   Investment in and note receivable from affiliate                              5,752                    6,152
   Net assets held for disposition                                                   -                      500
   Goodwill and intangible assets, net                                           5,317                    5,764
   Deferred income taxes                                                         3,813                    3,025
   Other assets                                                                    432                      265
                                                                       -------------------    ---------------------
     Total assets                                                             $ 62,813                 $ 64,504
                                                                       ===================    =====================

            LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                                           $  9,291                 $  9,223
   Accrued expenses                                                              4,295                    3,449
   Note Payable                                                                    500                        -
   Current portion of long-term debt and capital leases                          5,337                    5,193
   Estimated loss on disposal                                                        -                    1,000
                                                                       -------------------     --------------------
      Total current liabilities                                                 19,423                   18,865

Long-term debt and capital lease obligations, net                               21,148                   24,743

Other liabilities                                                                3,266                    2,690

Convertible subordinated debt, net                                               2,030                        -

Commitments and contingencies

Shareholders' equity:
   Preferred stock ($.01 par value, 50,000,000 authorized;
     78,400 and 78,500 issued and outstanding at June 30,
     2000 and September 30, 1999, respectively)                                      1                        1
   Common stock ($.01 par value, 50,000,000 authorized;
     19,921,114 and 19,898,728 issued at June 30,
     2000 and  September 30, 1999, respectively)                                   199                      199
   Additional paid-in capital                                                   20,729                   20,697
   Warrants issued in private placements                                         1,043                      877
   Accumulated  deficit                                                         (4,149)                  (2,691)
   Treasury stock (130,200 shares at June 30, 2000
     and September 30, 1999)                                                      (377)                    (377)
   Note receivable from affiliate                                                 (500)                    (500)
                                                                       -------------------     --------------------
      Total shareholders' equity                                                16,946                   18,206
                                                                       -------------------     --------------------
        Total liabilities and shareholders' equity                            $ 62,813                 $ 64,504
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

                             Williams Controls, Inc.
                      Consolidated Statements of Operations
         (Dollars in thousands, except share and per share information)
                                   (unaudited)


                                                                Three              Three               Nine               Nine
                                                                months             months             months             months
                                                                Ended              Ended              Ended              Ended
                                                               June 30,           June 30,           June 30,          June 30,
                                                                 2000               1999               2000              1999
                                                            --------------     --------------    ---------------    --------------

  Sales                                                          $ 18,022           $ 15,749           $ 51,495          $ 46,405
  Cost of sales                                                    14,214             11,366             40,260            32,462
                                                            --------------     --------------    ---------------    --------------
  Gross margin                                                      3,808              4,383             11,235            13,943

  Operating expenses:
    Research and development                                        2,068              1,017              5,239             2,683
    Selling                                                           516                493              1,381             1,501
    Administration                                                  1,462              1,010              4,147             2,884
    Loss from impairment of assets                                      -              5,278                  -             5,278
                                                            --------------     --------------    ---------------    --------------
     Total operating expenses                                       4,046              7,798             10,767            12,346
                                                            --------------     --------------    ---------------    --------------


  Earnings (loss)from continuing operations                          (238)            (3,415)               468             1,597

  Other (income) expenses:
     Interest income                                                 (180)               (55)              (290)             (277)
     Interest expense                                                 862                389              2,053             1,187
     Other (income) expense                                           (10)               (44)               (46)               69
     Equity interest in loss of affiliate                              30                155                400               407
                                                            --------------     --------------    ---------------    --------------
       Total other expenses                                           702                445              2,117             1,386
                                                            --------------     --------------    ---------------    --------------


  Earnings (loss) from continuing operations before
     income tax expense (benefit)                                    (940)            (3,860)            (1,649)              211
  Income tax expense (benefit)                                       (361)            (1,482)              (633)               81
                                                            --------------     --------------    ---------------    --------------


  Net earnings (loss)                                            $   (579)          $ (2,378)          $ (1,016)         $    130
  Dividends on preferred stock                                        148                149                442               449
                                                            --------------     --------------    ---------------    --------------
  Net loss allocable to common shareholders                      $   (727)          $ (2,527)          $ (1,458)         $   (319)
                                                            ==============     ==============    ===============    ==============

   Basic and diluted net loss per share                          $  (0.04)          $  (0.14)          $  (0.07)         $  (0.02)
                                                            ==============     ==============    ===============    ==============















        The accompanying notes are an integral part of these statements.

                             Williams Controls, Inc.
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)


                                                                             Nine months            Nine months
                                                                                Ended                  Ended
                                                                            June 30, 2000          June 30, 1999
                                                                          ------------------     ------------------
Cash flows from operating activities:
  Net earnings (loss)                                                            $  (1,016)             $    130
Adjustments  to reconcile  net earnings  (loss) to net cash  provided by operating activities of continuing operations:
  Depreciation and  amortization                                                     2,185                 1,378
  Equity interest in loss of affiliate                                                 400                   407
  Loss from impairment of assets                                                         -                 5,278
  Deferred income taxes                                                               (788)                 (157)
Changes in working capital of continuing operations:
  Receivables                                                                         (303)                 (405)
  Inventories                                                                          254                   263
  Accounts payable and accrued expenses                                                344                  (560)
  Other                                                                                903                   167
                                                                          ------------------     ------------------
Net cash provided by operating activities of continuing operations                   1,979                 6,501

Cash flows from investing activities:
  Payments for property, plant and equipment                                        (2,156)               (1,994)
  Advances to affiliate                                                                  -                  (100)
  Investment in note receivable                                                          -                  (575)
                                                                          ------------------     ------------------
Net cash used in investing activities of continuing operations                      (2,156)               (2,669)

Cash flows from financing activities:
  Borrowing under term notes                                                         1,800                 2,500
  Proceeds from note payable                                                           500                     -
  Repayments of long-term debt and capital lease obligations                        (5,524)               (3,964)
  Net proceeds from convertible subordinated debt                                    1,965                     -
  Payment of other liability                                                           (79)                    -
  Preferred dividends                                                                 (442)                 (449)
  Proceeds from issuance of common stock                                                32                   153
                                                                          ------------------     ------------------
Net cash used in financing activities of continuing operations                      (1,748)               (1,760)

Cash flows from discontinued operations:
  Net cash used in discontinued operations                                            (211)               (1,943)
                                                                          ------------------     -------------------

Net increase (decrease)in cash and cash equivalents                                 (2,136)                  129

Cash and cash equivalents at beginning of period                                     2,323                 1,281
                                                                          ------------------     -------------------
Cash and cash equivalents at end of  period                                      $     187              $  1,410
                                                                          ==================     ===================

Supplemental disclosure of cash flow information:
  Interest paid                                                                  $   1,851              $  1,354
  Income taxes paid                                                              $     -                $    602
  Income tax refunds                                                             $     331              $    414
                                                                          ==================     ===================

Supplemental disclosure of non-cash investing and financing activities:
  Convertible subordinated debt issuance costs                                   $     231              $      -
  Convertible subordinated debt discount                                         $     110              $      -
  Note receivable for capital lease obligation                                   $       -              $  3,200
  Tax benefits related to stock options                                          $       1              $    115
  Capital lease obligations incurred                                             $     200              $    354
                                                                          ==================     ===================




        The accompanying notes are an integral part of these statements.

                             Williams Controls, Inc.
                   Notes to Consolidated Financial Statements
         (Dollars in thousands, except share and per share information)
                                   (Unaudited)

       Cautionary Statement: This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, those statements relating to development of new products, the financial condition of the Company, the ability to increase distribution of the Company's products, integration of businesses the Company acquires, disposition of any current business of the Company. These forward-looking statements are subject to the business and economic risks faced by the Company. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of the factors described above and other factors described elsewhere in this report.

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

3.     Comprehensive Income (Loss)

       In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 130, "Reporting Comprehensive Income", which requires companies to report a measure of all changes in equity except those resulting from investments by owners and distributions to owners. Total comprehensive income (loss) for the three and nine months ended June 30, 2000 and 1999 was $(579) and $(2,378), $(1,016) and $130, respectively, and consisted solely of net earnings (loss). As of June 30, 2000, accumulated comprehensive loss was $(4,149) and consisted of accumulated deficit.

4.     Earnings (loss) per Share

       Effective in its fiscal year ended September 30, 1998, the Company adopted SFAS 128, "Earnings Per Share". SFAS 128 prescribes Basic and Diluted Earnings Per Share ("EPS") calculations. Basic EPS is calculated using the weighted average number of common shares outstanding for the period and diluted EPS is calculated using the weighted average number of common shares and dilutive common equivalent shares outstanding.

                             Williams Controls, Inc.
             Notes to Consolidated Financial Statements (continued)
         (Dollars in thousands, except share and per share information)
                                   (Unaudited)

       Following is a reconciliation of basic EPS and diluted EPS:

                                               Three Months Ended                  Three Months Ended
                                                  June 30, 2000                      June 30, 1999
                                         --------------------------------    -------------------------------
                                                                  Per                                Per
                                                                 Share                              Share
                                           Loss      Shares      Amount        Loss      Shares     Amount

       Earnings (loss)                    $  (579)                           $(2,378)
       Less-Preferred stock dividends        (148)                              (149)
                                         ---------                          ---------
       Basic EPS-
         Earnings (loss)
         allocable to common
         shareholders                        (727)  19,789,396   $(0.04)      (2,527)   18,363,343  $ (0.14)
                                         ---------  ----------  --------    ---------   ----------  --------
       Effect of dilutive securities -
         Stock options and warrants             -            -                      -            -
         Convertible preferred stock            -            -                      -            -
                                         ---------  ----------              ---------   ----------
       Diluted EPS -
         Earnings (loss) allocable to
         common  shareholders             $  (727)  19,789,396   $(0.04)     $(2,527)   18,363,343  $ (0.14)
                                         =========  ==========  ========    =========   ==========  ========



                                                Nine Months Ended                  Nine Months Ended
                                                  June 30, 2000                      June 30, 1999
                                         --------------------------------    -------------------------------
                                                                  Per                                Per
                                                                 Share                              Share
                                          Income     Shares      Amount       Income     Shares     Amount

       Earnings (loss)                    $(1,016)                           $   130
       Less-Preferred stock dividends        (442)                              (449)
                                         ---------                          ---------
       Basic EPS-
         Earnings (loss)
         allocable to common
         shareholders                      (1,458)  19,787,131   $(0.07)        (319)   18,313,559  $ (0.02)
                                         ---------  ----------  --------    ---------   ----------  --------
       Effect of dilutive securities -
         Stock options and warrants             -            -                     -             -
         Convertible preferred stock            -            -                     -             -
                                         ---------  ----------              ---------   ----------
       Diluted EPS -
         Earnings (loss)
         allocable to common
         shareholders                     $(1,458)  19,787,131   $(0.07)     $  (319)   18,313,559  $ (0.02)
                                         =========  ==========  ========    =========   ==========  ========

       At June 30, 2000 and 1999, the Company had options and warrants covering 3,901,673 and 3,417,886 shares, respectively of the Company's common stock outstanding that were not considered in the respective dilutive EPS calculations since they would have been antidilutive. In 2000 and 1999 conversion of the preferred shares would have been antidilutive and, therefore, was not considered in the computation of diluted earnings per share.


5.     Inventories

       Inventories consisted of the following:
                                          June 30,               September 30,
                                            2000                     1999
                                     ------------------        -----------------

       Raw material                      $  7,025                  $  6,867
       Work in process                        998                       697
       Finished  goods                      1,558                     2,264
                                     ------------------        -----------------
                                         $  9,581                  $  9,828
                                     ==================        =================

Finished goods include component parts and finished product ready for shipment.

                             Williams Controls, Inc.
             Notes to Consolidated Financial Statements (continued)
         (Dollars in thousands, except share and per share information)
                                   (Unaudited)

6.     Debt

       In February 2000 and April 2000, the Company amended its credit facility with a bank (the "Bank"). Terms of the amendments extended the due date of Term Loan III from February 1, 2000 to April 30, 2000, advanced the Company $1,000 under a new term loan ("Term Loan IV") which was due April 30, 2000 and bears interest at the Bank's prime rate plus 1.25%, advanced $800 under Term Loan I (subject to adjustment for a subsequent appraisal of certain equipment), and advanced certain lesser amounts as a result of the change in eligibility of certain receivables. Had a private placement of debt or equity been successful before April 30, 2000, $1,000 of the first $3,000 of net proceeds received by the Company were to be paid to the Bank in payment of Term Loan IV and 75% of the net proceeds received by the Company in excess of $3,000 were to be paid to the Bank in payment of Term Loan III, until retired. The Company completed a private placement in April 2000 (see note 8). The Bank agreed that none of the proceeds received by the Company would be paid to the Bank. In May 2000, the Bank amended the credit agreement to extend the due dates of Term Loans III and IV to July 15, 2000. The Company did not repay Term Loans III and IV on July 15.

       In August 2000, the Bank amended the credit agreement to again extend the due dates of Term Loans III and IV to November 15, 2000, increase the stated interest rate on the revolving line of credit and all term loans by 2% and reduce the sublimit on the revolving line of credit from $16,500 to $14,000 for accounts receivable and from $8,000 to $6,000 for inventory. In connection with the amendment, the Company agreed to pledge 600,000 of the 1.4 million shares of 3DM International expected to be received upon the completion of the sale of the Premier Plastics Technologies subsidiary and to reduce the revolving credit facility $50 per month either as a result of payments received from the sale of certain inventory or through a further reduction of the sublimit on the revolving line of credit for inventory. In addition, if the Company is successful in obtaining additional capital, it has made commitments to the Bank to direct a portion of the proceeds from such additional capital in payment of outstanding term loans. The 2% increase in the stated rate of interest on the revolving line of credit and the term loans is payable January 1, 2000.

       The Bank also amended certain financial covenants, as of and for the nine months ended June 30, 2000. The amendment requires the Company to maintain certain tangible net worth, which requirement was $11,000 at June 30, 2000 and achieve certain consolidated net earnings (loss) from continuing perations, which requirement was ($1,100) for the nine months ended June 30, 2000. The requirement to maintain a certain debt service coverage ratio (as defined in the credit agreement) was waived at June 30, 2000. The Company was in compliance with the amended tangible net worth and consolidated net earnings requirements as of and for the nine months ended June 30, 2000. In consideration for the most recent amendment, the Company has agreed to pay $50 or $75 dependent upon whether the debt outstanding is paid to the Bank before October 1, 2000 or November 15, 2000. If the debt owed to the Bank is not paid by November 16, 2000, the cost of the amendment will increase to $100 and would be payable January 1, 2001.

       The Company has a real estate loan due to a bank, originally due June 15, 2000, which due date has been extended to September 15, 2000.

7.     Impairment of Assets

       During the three and nine months ended June 30, 1999 the Company recognized a $5,278 loss from the impairment of assets related to Kenco, the Company's former Automotive Accessories business unit, consisting of the following items:

       At June 30, 1999, the Company had non-voting preferred stock and notes and accounts receivable related to Kenco Products, Inc. ("KPI"). In consideration of continuing operating losses of KPI, its inability to make payments to the Company when due, and KPI's bank notifying KPI it was in default, and after evaluation of the business prospects of KPI and its need for additional capital, the Company determined it was not probable that it would recover the value of the preferred stock and notes and accounts receivable, and an impairment loss totaling $4,655 was recorded for the three and nine months ended June 30, 1999.

       In addition, the Company recorded an impairment loss related to certain property retained from the Kenco sale. The majority of the impairment loss for property related to the sale in July 1999 of a building and land which were being leased by KPI from the Company. The property was sold for cash resulting in estimated net proceeds of $1,818. In connection with the sale the Company retired $891 of debt secured by the property. Net proceeds to the Company of $927 were to be paid to a previous lender, on behalf of an affiliated company, under the terms of an intercreditor agreement. The estimated loss on the sale of land and building, which was recorded in loss from impairment of assets, was $528.

                             Williams Controls, Inc.
             Notes to Consolidated Financial Statements (continued)
         (Dollars in thousands, except share and per share information)
                                   (Unaudited)


8.     Convertible Debt

       In April 2000, the Company issued 7.5% convertible subordinated debentures in an aggregate principal amount of $2,140, due March 31, 2003 including $140 issued in lieu of the underwriting fee. Net proceeds to the Company after expenses, excluding the value of warrants issued, were $1,965 and were used for general working capital purposes. The debentures are unsecured obligations, subordinate to all senior indebtedness (as defined). The debentures are convertible into shares of the Company's common stock, par value $.01 per share, at a conversion price of $2.00 per share. In addition, the Company issued to each purchaser of debentures a three year warrant to purchase common stock of the Company equal to 20% of the shares of common stock into which such purchaser's debenture is convertible. The exercise price of the warrants is $2.375, per share. The Company issued the placement agent a five year warrant to purchase shares of the Company's common stock equal to 7.0% of the total shares of common stock issuable upon the conversion of the debentures. The exercise price of the placement agent warrants is $2.40 per share. The fair value of warrants issued, totaling $166, is included as "Warrants issued in private placements" within Shareholders' Equity with an offset of $110 against the "Convertible Subordinated Debt" for the warrants issued to debenture holders and an increase of $56 in other assets for the placement agent warrants in the accompanying Consolidated Balance Sheet. The discount of the debentures and the debt issuance costs are being amortized using the effective interest method over the lives of the debentures.

9.     Acquisition

       In July, 1999, the Company purchased the ProActive Pedals division of Active Tools Manufacturing Co., Inc. ProActive Pedal is a designer and developer of patented adjustable foot pedal systems and modular pedal systems. The purchase price included $5,750 in cash, plus the assumption of approximately $286 in liabilities. In addition, the Company entered into a patent license with the patent holder that required an initial payment of $600 and minimum annual royalty payments of $95 per year for ten years. Assets acquired include tooling designs, technology and patent rights on adjustable foot pedal systems, as well as designs of modular foot pedal systems. The acquisition was accounted for using the purchase method of accounting and the results of operations of ProActive have been included in the consolidated results of operations of the Company from the acquisition date. The purchase price allocation resulted in a $1,750 charge to operations for acquired in-process research and development, determined by independent appraisal, for the year and quarter ended September 30, 1999.

       The following unaudited proforma results of operations for the three and nine months ended June 30, 1999 include the results of ProActive Pedals assuming such acquisition occurred as of October 1, 1998 and excludes the acquired in-process research and development charge.

                                               Three Months        Nine Months
                                                   Ended              Ended
                                               June 30, 1999      June 30, 1999
                                               -------------      -------------
        Sales                                     $ 15,833           $ 46,619
        Operating loss                              (4,020)              (301)
        Net Loss                                    (2,756)            (1,053)
        Net loss per share - basic                   (0.15)             (0.08)
        Net loss per share - diluted                 (0.15)             (0.08)



       The purchase was financed through the private placement of 1,331,149 shares of the Company's common stock with net proceeds of approximately $3,379. In addition, the Company borrowed $2,500 from its bank under a new term loan facility ("Term Loan III").

                             Williams Controls, Inc.
             Notes to Consolidated Financial Statements (continued)
         (Dollars in thousands, except share and per share information)
                                   (Unaudited)


10.    Sale of the Agricultural Business Segment

On May 3, 2000, the Company completed the sale of the previously discontinued Agriculture Equipment Segment operation. Proceeds at closing were $1,760 in cash and a note plus the assumption by the buyer of $200 of liabilities. In conjunction with the sale the Company received a note for $300 at 8% interest, payable April 30, 2003. The agreement provides for the sale of existing inventory to the buyer from the sale date through September 30, 2000. The maximum amount of such future sales approximates $1,200. In conjunction with the future sale of inventory, the Company will receive a note at 8% interest, for any inventory not purchased by September 30, 2000, payable in three years, with interest accruing from September 30, 2000 to April 30, 2001. No loss in excess of that previously provided was realized as a result of the sale of the discontinued Agriculture Equipment Segment.

11.    Sale of Premier Plastic Technologies, Inc.

       On July 11, 2000, the Company announced it had signed a definitive agreement for the merger of the plastic injection molding subsidiary, Premier Plastic Technologies, Inc., into 3DM International, Inc. (3DMI). Proceeds are expected to be 1.4 million shares of 3DMI stock, representing approximately 7% of the outstanding 3DMI shares. The transaction is intended to qualify as a tax-free reorganization under IRC
       Section 368(a)(1)(A). No loss is expected to be realized under the terms of the definitive agreement. Closing of the transaction is subject to customary closing conditions, and 3DMI's payment of all advances relating to Premier Plastic Technologies under the secured lending facility with the Bank, subject to 3DMI obtaining sufficient financing.

       3DM International has also advanced $500,000 to be held on account for the benefit of Premier Plastic Technologies, Inc., to be used for working capital purposes. The note is due upon closing of the transaction and includes no stated interest rate. The advance is classified as Note Payable on the accompanying consolidated balance sheet.

12.    Contingency

       In June 2000, the Company's Chief Financial Officer resigned from the Company. No settlement agreement has been reached, therefore, no corresponding amounts have been accrued for in the accompanying consolidated financial statements.

13.    Reclassifications

       Certain amounts previously reported in the consolidated statements of operations for the three and nine months ended June 30, 1999 and the consolidated balance sheet as of September 30, 1999 have been reclassified to conform to current fiscal year presentation.

                             Williams Controls, Inc.
             Notes to Consolidated Financial Statements (continued)
         (Dollars in thousands, except share and per share information)
                                   (Unaudited)


14.    Segment Information
                                                                Three months       Three months       Nine months       Nine months
                                                                   Ended               Ended            Ended             Ended
                                                                  June 30,           June 30,          June 30,          June 30,
                                                                    2000               1999              2000              1999
                                                              ---------------     --------------    ---------------    ------------

Sales by classes of similar products from continuing
operations
   Vehicle components                                             $  17,563         $  14,867          $  49,495        $  44,181
   Electrical components and GPS                                        459               882              2,000            2,224
                                                               ---------------    --------------    ---------------    -----------
                                                                  $  18,022         $  15,749          $  51,495        $  46,405
                                                               ===============    ==============    ===============    ===========

Earnings (loss) from continuing operations
   Vehicle components                                             $     946         $  (3,123)         $   3,066        $   3,320
   Electrical components and GPS                                     (1,184)             (292)            (2,598)          (1,723)
                                                               ---------------    --------------    ---------------    -----------
                                                                  $    (238)        $  (3,415)         $     468        $   1,597
                                                               ===============    ==============    ===============    ===========

Capital expenditures
   Vehicle components                                             $     928         $     417          $   1,889        $   1,517
   Electrical components and GPS                                         80               269                267              477
                                                               ---------------    --------------    ---------------    -----------
Total capital expenditures                                        $   1,008         $     686          $   2,156        $   1,994
                                                               ===============    ==============    ===============    ===========


Depreciation and amortization
   Vehicle components                                             $     646         $     371          $   1,910        $   1,071
   Electrical components and GPS                                        100               109                275              307
                                                               ---------------    --------------    ---------------    -----------
Total depreciation and amortization                               $     746         $     480          $   2,185        $   1,378
                                                               ===============    ==============    ===============    ===========

Identifiable assets
   Vehicle components                                                                                  $  44,410        $  36,999
   Electrical components and GPS                                                                          11,911            8,575
   Corporate and other                                                                                     6,492            7,551
                                                                                                    ---------------    -----------
Total assets - continuing operations                                                                      62,813           53,125
Agricultural equipment - discontinued operations                                                               -            6,946
                                                                                                    ---------------    -----------
Total assets                                                                                           $  62,813        $  60,071
                                                                                                    ===============    ===========


The Company has classified the investment in and note receivable from affiliate as well as other assets not included in the vehicle components or electrical components and GPS segments as corporate assets.

                             Williams Controls, Inc.
                      Management's Discussion and Analysis
         (Dollars in thousands, except share and per share information)

  Item 2.

  Financial Position and Capital Resources
  Financial Condition, Liquidity and Capital Resources

  The Company's principal sources of liquidity are funds generated from operations, borrowings under its credit facility, and capital raised from private placements. At June 30, 2000, the Company's working capital was $6,451 compared to $9,158 at September 30, 1999 and the current ratio was 1.33 at June 30, 2000 compared to 1.49 at September 30, 1999.

  Cash flows from continuing operations were $1,979 for the nine months ended June 30, 2000 compared to $6,501 for the first nine months of fiscal 1999. In the nine months ended June 30, 2000, the primary reason for the decline in net cash provided by operating activities of continuing operations was decreased earnings, after considering the non-cash impact of the $5,278 loss from impairment of assets recorded in the nine months ended June 30, 1999. Net cash used in discontinued operations was $211 in the nine months ended June 30, 2000 compared to $1,943 in the same period of 1999. The decrease of $1,732 is primarily the result of proceeds received from the sale of the discontinued Agricultural Equipment Segment in May 2000.

  In July 2000, the Company announced it had signed a definitive agreement for the merger of the plastic injection molding subsidiary, Premier Plastics Technologies, Inc. and 3DM International, Inc. 3DM International advanced $500 to be used for general working capital purposes for the benefit of Premier Plastic Technologies. The note is due upon closing of the transaction and includes nostated interest rate.

  In February 2000 and April 2000, the Company amended its credit facility with a bank (the "Bank"). Terms of the amendments extended the due date of Term Loan III from February 1, 2000 to April 30, 2000, advanced the Company $1,000 under a new term loan ("Term Loan IV") which was due April 30, 2000 and bears interest at the Bank's prime rate plus 1.25%, advanced $800 under Term Loan I (subject to adjustment for a subsequent appraisal of certain equipment), and advanced certain lesser amounts as a result of the change in eligibility of certain receivables. Had a private placement of debt or equity been successful before April 30, 2000, $1,000 of the first $3,000 of net proceeds received by the Company were to be paid to the Bank in payment of Term Loan IV and 75% of the net proceeds received by the Company in excess of $3,000 were to be paid to the Bank in payment of Term Loan III, until retired. The Company completed a private placement in April 2000 (see note 8). The Bank agreed that none of the proceeds received by the Company would be paid to the Bank. In May 2000, the Bank amended the credit agreement to extend the due dates of Term Loans III and IV to July 15, 2000. The Company did not repay Term Loans III and IV on July 15.

  In August 2000, the Bank amended the credit agreement to again extend the due dates of Term Loans III and IV to November 15, 2000, increase the stated
  interest rate on the revolving line of credit and all term loans by 2% and reduce the sublimit on the revolving line of credit from $16,500 to $14,000 for accounts receivable and from $8,000 to $6,000 for inventory. In connection with the amendment, the Company agreed to pledge 600,000 of the 1.4 million shares of 3DM International expected to be received upon the completion of the sale of the Premier Plastics Technologies subsidiary and to reduce the revolving credit facility $50 per month either as a result of payments received from the sale of certain inventory or through a further reductio of the sublimit on the revolving line of credit for inventory. In addition, if the Company is successful in obtaining additional capital, it has made commitments to the Bank to direct a portion of the proceeds from such additional capital in payment of outstanding term loans. The 2% increase in the stated rate of interest on the revolving line of credit and the term loans is payable January 1, 2000.

  The Bank also amended certain financial covenants, as of and for the nine months ended June 30, 2000. The amendment requires the Company to maintain certain tangible net worth, which requirement was $11,000 at June 30, 2000 and achieve certain consolidated net earnings (loss) from continuing operations, which requirement was ($1,100) for the nine months ended June 30, 2000. The requirement to maintain a certain debt service coverage ratio (as defined in the credit agreement) was waived at June 30, 2000. The Company was in compliance with the amended tangible net worth and consolidated net earnings requirements as of and for the nine months ended June 30, 2000. In consideration for the most recent amendment, the Company has agreed to pay $50 or $75 dependent upon whether the debt outstanding is paid to the Bank before October 1, 2000 or November 15, 2000. If the debt owed to the Bank is not paid by November 16, 2000, the cost of the amendment will increase to $100 and would be payable January 1, 2001.

  The Company has a real estate loan due to a bank, originally due June 15, 2000, which due date has been extended to September 15, 2000.

                             Williams Controls, Inc.
                Management's Discussion and Analysis (continued)
         (Dollars in thousands, except share and per share information)


  In April 2000, the Company issued 7.5% convertible subordinated debentures in an aggregate principal amount totaling $2,140, due March 31, 2003, including $140 issued in lieu of the underwriting fee. Net proceeds to the Company after expenses, excluding the value of warrants issued, were $1,965 and were used for general working capital purposes. The debentures are unsecured obligations, subordinate to all senior indebtedness (as defined). The debentures are convertible into shares of the Company's common stock, par value $.01 per share, at a conversion price of $2.00 per share. In addition, the Company issued to each purchaser of debentures a three year warrant to purchase common stock of the Company equal to 20% of the shares of common stock into which such purchaser's debenture is convertible. The exercise price of the warrants is $2.375 per share. The Company issued the placement agent a five year warrant to purchase shares of the Company's common stock equal to 7.0% of the total shares of common stock issuable upon the conversion of the debentures. The exercise price of the placement agent warrants is $2.40 per share.

  The Company has significant amounts of debt due within a relatively short time frame. In addition, the Company has not been able to meet certain payment due dates for Term Loans III and IV and has received extensions of the due dates from the Bank. Because of this situation, the Company is pursuing various alternatives for obtaining additional capital to support the Company's general working capital needs, debt repayment, and projected growth and capital requirements. Such alternatives include refinancing the debt structure of the Company, utilizing two buildings in a financing transaction not currently fully securitized as collateral, and obtaining capital from the private placement market. Should the Company not be able to raise additional funds to pay the debt due in September and November 2000, it will seek further extension of the payment dates with the banks.


  Market Risk - The Company has not entered into derivative financial instruments. The Company may be exposed to future interest rate changes on its debt. The Company does not believe that a hypothetical 10 percent change in interest rates would have a material effect on the Company's cash flow.


  Recent FASB Pronouncement - In June 1999 the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 137"). SFAS 137 is an amendment to SFAS 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS 137 establishes accounting and reporting standards for all derivative instruments. SFAS 137 is effective for fiscal years beginning after June 15, 2000. The Company does not have any derivative instruments and accordingly, the adoption of SFAS 137 will have no impact on the Company's financial position or results of operations.

                             Williams Controls, Inc.
                Management's Discussion and Analysis (continued)
         (Dollars in thousands, except share and per share information)



  Results of Operations
  Three months ended June 30, 2000 compared to the three months ended June 30, 1999

  Sales

  Sales from continuing operations increased $2,273, or 14.4%, to $18,022 in the third quarter of fiscal 2000 from $15,749 in the third quarter of fiscal 1999 primarily due to higher unit sales volumes in the Company's Vehicle Components segment.

  Sales in the Vehicle Components segment increased $2,696, or 18.1%, to $17,563 in the third quarter of fiscal 2000 over levels achieved in the third quarter of fiscal 1999 primarily due to increased sales at PPT. Sales from continuing operations in the Company's Electrical Components and GPS business units decreased $423, or 48.0%, due to decreased unit sales of electrical components and the lack of a substantive contract at the GPS unit.

  Gross margin

  Gross margin from continuing operations was $3,808 or 21.1% of sales in the third quarter of 2000, compared to $4,383 or 27.8% of sales in the comparable 1999 period. Gross margin decreased $575 in the third quarter of fiscal 2000 as a result of reduced gross margins at the Vehicle Components business unit of $102 and at the Electrical Components and GPS business unit of $473.
  Reduced margins at the Vehicle Components business unit were primarily the result of a decrease in higher margin truck ETC sales. The reduction in truck ETC sales at the Vahicle Components business unit is the result of a general slowdown in heavy and medium truck business casued by rising interest rates, higher fuel costs and the high number of used trucks currently on the market. This slowdown in heavy and medium truck sales is expected to continue into the fourth fiscal quarter and into fiscal 2001. Reduced margins at the Electrical Components and GPS unit were primarily the result of reduced sales of electrical components and lack of a substantive GPS contract with no corresponding reduction in fixed overhead.

  The Company's plastic injection molding subsidiary, Premier Plastics Technologies, Inc. ("PPT"), the operating results of which are included in the Vehicle Components segment, reported a decreased loss from operations of $305 to ($186) for the three months ended June 30, 2000 compared to ($491) for the same period of 1999. Sales, gross margin (loss) and operating loss for the three months ended June 30, 2000 were $3,721, $226, and ($186), respectively, compared to $1,309, ($267) and ($491) in the prior fiscal period. The increase in sales is the result of new business that was awarded and began production in the second quarter of fiscal 2000. The Company has signed a definitive agreement for the merger of PPT into 3DM International, Inc. ("3DMI"). No loss is expected to be realized under the terms of the definitive agreement. Closing of the transaction is subject to customary closing conditions and 3DMi's payment of all advances relating to PPT under the secured lending facility with the Bank, subject to 3DMi obtaining sufficient financing. In addition, the Company has entered into an operating agreement with an affiliate of the potential buyer is managing the operations of PPT during the interim period until the sale is consummated.

  Operating expenses

  Operating expenses for continuing operations decreased $3,752, or 48.1%, to $4,046 in the third quarter of fiscal 2000 compared to $7,798 in the third quarter of fiscal 1999, primarily as a result of the $5,278 loss from impairment in assets recognized in the fiscal 1999 period, partially offset by an increase of $1,051 in research and development expenses. Operating expenses as a percentage of net sales from continuing operations decreased to 22.5% in the third quarter of fiscal 2000 compared to 49.5% in the second quarter of fiscal 1999.

                             Williams Controls, Inc.
                Management's Discussion and Analysis (continued)
         (Dollars in thousands, except share and per share information)


   Results of Operations
   Three months ended June 30, 2000 compared to the three months ended June 30, 1999 (continued)

   Research and development expenses for continuing operations increased $1,051, or 103.3%, to $2,068 during the third quarter of fiscal 2000 compared to $1,017 in the third quarter of fiscal 1999. As a percentage of sales from continuing operations, research and development expenses increased from 6.5% to 11.5%. Research and development expenses were increased for development of the automotive ETC and adjustable foot pedal products related to the 1999 acquisition of ProActive pedals and support of new product development for existing customers and for development of sensor-related products. Research and development expenses as a percentage of sales are expected to decrease in the fourth quarter of fiscal 2000 and in the fiscal year ending September 30, 2001 as the focus shifts to production of automotive pedals and sensor-related products.

   Administration expenses for continuing operations increased $452 or 44.8%, in the third quarter of fiscal 2000 to $1,462 compared to $1,010 in the third quarter of fiscal 1999. Administration expenses as a percent of sales from continuing operations increased to 8.1% in the third quarter of fiscal 2000 compared to 6.4% in the third quarter of fiscal 1999. Administration costs increased primarily as a result of increased administration costs of $176 at PPT to support increased plastic molding contracts and the amortization of intangible assets as a result of an acquisition completed in the third fiscal quarter of 1999.

   Interest and Other Expenses

   Interest expense from continuing operations increased $473, or 121.6%, to $862 in the third quarter of fiscal 2000 from $389 in the second quarter of fiscal 1999. The increase was primarily the result of the following factors: interest expense on the convertible subordinated debt issued in April 2000, increased debt owing to a Bank during the period ended June 30, 2000 as compared to the same period in 1999 and a decreased allocation of interest to the discontinued Agricultural Equipment Segment. Allocated interest expense included in discontinued operations for the quarters ended June 30, 2000 and 1999 was $68 and $235, respectively.

   Discontinued operations

   No loss on the discontinued operations of the Agricultural Equipment Segment was reported in the three months ended June 30, 2000 or 1999. An expense for estimated loss on disposal was originally recorded in September 1998. As additional information was gained, an additional expense for estimated loss on disposal was recorded in September 1999. On May 4, 2000 Hardee Williams, Inc., the primary component of the Agriculatural Equipment Segment, was sold.

   Net sales from the Agricultural Equipment Segment declined $1,391, or 75.2%, to $459 in the third quarter of fiscal 2000 compared to $1,850 in the third quarter of fiscal 1999. The loss from operations for the Agricultural Equipment Segment decreased $487 to a loss of $143 due to a $138 decrease in gross margin and $349 decrease in operating expenses.

   Net earnings (loss) allocable to common shareholders

   Net earnings (loss) allocable to common shareholders was $(727) in the quarter ended June 30, 2000 compared to ($2,527) in the comparative prior year period due to a decreased loss from operations.

   The effective income tax rate was 38.4% for the quarters ended June 30, 2000 and 1999.

                             Williams Controls, Inc.
                Management's Discussion and Analysis (continued)
         (Dollars in thousands, except share and per share information)


   Results of Operations
   Nine months  ended June 30, 2000  compared to the nine months  ended June 30,
   1999

   Sales

   Sales from continuing operations increased $5,090, or 11.0%, to $51,495 in the nine months ended June 30, 2000 from $46,405 in the nine months ended June 30, 1999. The Company's Vehicle Components business unit produced $5,314 or 12.0% more sales due to higher unit sales volumes. The increase in the Vehicle Components business unit resulted primarily from $3,394 higher plastic injection molding sales and automotive pedal sales. However, this was partially offset by $224 or 10.1% less sales in the Electrical Components and GPS business unit due to lower unit sales volumes.

   Gross margin

   Gross margin from decreased $2,708, or 19.4%, to $11,235 compared to $13,943 in the nine months ended June 30, 1999. Gross margin decreased $2,119 or 15.5%, in the nine months ended June 30, 2000 in the Vehicle Components segment due to increased gross margin loss approximating ($630) at the plastic injection molding subsidiary, increased information technology costs, decreased absorption of overhead related to lower finished goods and work in process inventory levels, as well as the impact from product mix shifting slightly away from higher margin ETC sales. Increased information technology costs include the continued implementation of a new enterprise resource planning system which was installed in July 1999, additional expenses incurred for continued support of an enterprise wide area network and website development. The Electrical Component and GPS segment margin decreased $589, from $248 in the nine months ended June 30, 1999 to ($341) in the comparable current period, primarily the result of fixed overhead combined with declining sales at the electronic components operations offset by increased margins of $414 at the GPS operation, primarily the result of the completion of a GPS contract in the current fiscal year. Gross margins as a percent of sales decreased to 21.8% in the nine months ended June 30, 2000 compared to 30.0% in the nine months ended June 30, 1999.

   The Company's plastic injection molding subsidiary, Premier Plastics Technologies, Inc. ("PPT"), the operating results of which are included in the Vehicle Components segment, reported an increased loss from operations of $1,088 for the nine months ended June 30, 2000 compared to the same period of 1999. Sales, gross margin (loss) and operating loss for the nine months ended June 30, 2000 were $7,517, ($909), and ($2,088) respectively compared to $4,123, ($279) and ($1,000) in the prior fiscal period. The increase in sales is the result of new business that was awarded and began production in the second quarter of fiscal 2000. The Company has signed a definitive agreement for the merger of PPT into 3DM International, Inc. ("3DMI"). No loss is expected to be realized under the terms of the definitive agreement. Closing of the transaction is subject to customer closing conditions and 3DMI's payment of all advances relating to PPT under the secured lending facility with the Bank, subject to 3DMI obtaining sufficient financing. In addition, the Company has entered into an operating agreement whereby an affiliate of the potential buyer is managing the operations of PPT during the interim period until the sale is consummated.

   Operating expenses

   Operating expenses decreased $1,579, or 12.8%, to $10,767 in the nine months ended June 30, 2000 compared to $12,346 in the nine months ended June 30, 1999 primarily as a result of $2,556 increased research and development costs and $1,263 increased administration costs offset by $120 less selling expense and $5,278 of loss on impaired assets recognized in the previous fiscal year. Operating expenses as a percentage of sales was 20.9% in the nine months ended June 30, 2000 and 26.6% in the same period of 1999. Operating expenses decreased $1,456, or 14.6%, in the nine months ended June 30, 2000 in the Vehicle Components segment including the impairment loss described above, and decreased $123, or 5.2%, in the Electrical Components and GPS segment compared to the prior year period.

                             Williams Controls, Inc.
                Management's Discussion and Analysis (continued)
         (Dollars in thousands, except share and per share information)


   Results of Operations
   Nine months ended June 30, 2000 compared to the nine months ended June 30, 1999 (continued)


   Research and development expenses increased $2,556, or 95.3%, to $5,239 during the nine months ended June 30, 2000 compared to $2,683 in the nine months ended June 30, 1999. As a percentage of sales, research and development expenses increased from 5.8% to 10.2%. Research and development expenses were increased to support new product development for the automotive and truck ETC and adjustable foot pedal products, and for development of sensor-related products and for existing customers. Research and development expenses as a percentage of sales are expected to decrease in the fourth quarter of fiscal 2000 and in the fiscal year ending September 30, 2001 as the focus shifts to production of automotive pedals and sensor-related products.

   Administration expenses increased $1,263 in the nine months ended June 30, 2000 as compared to the same period in 1999. The primary reasons are increased costs of $473 to support the increased volume of sales at the plastic injection molding subsidiary, increased amortization of intangibles totaling $387 as a result of an acquisition completed in fiscal 1999 as well as start-up costs related to the implementation of operations at the automotive pedal plant, which is expected to commence operations in August 2000.

   Interest and Other Expenses

   Interest expense increased $866 to $2,053 in the nine months ended June 30, 2000 from $1,187 in the nine months ended June 30, 1999. The reasons for the increase were increased debt owing to a Bank, increased capital leases and a decreased allocation of interest to the discontinued Agricultural Equipment
   Segment. Allocation of interest to the discontinued Agricultural Equipment Segment decreased by $229 in fiscal 2000 compared to fiscal 1999 as a result of significantly decreased net assets at this segment. In addition, issuance of subordinated debt in April 2000 increased interest expense approximately $41.

   Discontinued operations

   No loss on the discontinued operations of the Agricultural Equipment Segment was reported in the nine months ended June 30, 2000 or 1999. An expense for estimated loss on disposal was originally recorded in September 1998. As additional information was gained, an additional expense for estimated loss on disposal was recorded in September 1999. On May 4, 2000, Hardee Williams, Inc., the primary component of the Agricultural Equipment Segment, was sold.

   Net sales from the Agricultural Equipment Segment declined $1,738 or 30.7% to $3,915 in the nine months ended June 30, 2000 compared to $5,653 in the nine months ended June 30, 1999. The decline in sales was primarily due to lower unit sales attributable to a poor farm economy. The loss from operations for the Agricultural Equipment Segment decreased $710 to $867 from $1,577 in the prior fiscal period as a result of reduced administration costs.

   Net earnings (loss) allocable to common shareholders

   Net earnings (loss) allocable to common shareholders was $(1,458) in the nine months ended June 30, 2000 compared to ($319) in the prior fiscal year due to decreased earnings from operations driven by lower gross margins and higher operating costs and interest expense, as described above.

   The effective income tax rate for continuing operations was 38.4% for the nine months ended June 30, 2000 and 1999.

                                     Part II

Item 1.   Legal Proceedings

               Hardee  Manufacturing  v.  Hardee  Williams,  Inc.  and  Williams
          Controls, Inc., Horry County, South Carolina (2000-CP-26-194): In May 2000, litigation was commenced against the Company and its wholly-owned subsidiary, Hardee Williams, Inc. alleging the late payment of interest resulting in default under the terms of a $750,000 promissory note issued in connection with the acquisition of the assets of Hardee Manufacturing in February 1995. The Company denies the allegations and intends to vigorously defend this action. currently this matter is in a preliminary stage and no discovery has commenced.

Item 2.   Changes in Securities and Use of Proceeds

               On April 26, 2000, the Company completed the issuance of an aggregate of 7.5% convertible subordinated debentures due March 31, 2003. Taglich Brothers, Inc. acted as placement agent for this offering. Net proceeds to the Company were $1,965,000 after deducting expenses of the offering and placment agent commissions of approximately 175,000. The debentures are convertible into shares of the Company's common stock at a conversion price of $2.00 per share. In addition, the Company also issued to the purchasers of the debentures, warrants to acquire an aggregate of 214,900 shares of common stock at an exercise price of $2.375 per share, exercisable until April 2003. The placement agent was issued placement agent warrants to acquire an aggregate of 71,150 shares of the Company's common stock at an exercise price of $2.40 per share, exercisable until April 2003. The offer and sale of the debentures, warrants and placement agent warrants was exempt from registration pursuant to
          Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder, for offers and sales made solely to "accredited investors" as defined under Rule 501 of Regulation D.

Item 3.   Defaults Upon Senior Securities

          None

Item 4.   Submission of Matters to a Vote of Security Holders

          None

Item 5.   Other Information

          None


Item 6.   Exhibits and Reports on Form 8-K

           (a) Exhibits

                  4.1 - Form of Debenture  with  respect to  the  Company's 7.5%
                        Convertible  Subordinated  Debentures.   Incorporated by
                        reference to the Company's Registration Statement o Form S-3, Commission File No. 333-43006.
                                                          -----

                 27.1 - Financial Data Schedule


           (b) Reports on Form 8-K
                 None

                             Williams Controls, Inc.

                                    Signature


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         WILLIAMS CONTROLS, INC.




                                         By:   /s/  Thomas W. Itin
                                            ------------------------------------
                                            Thomas W. Itin,
                                            Chairman and Chief Executive Officer




                                         By:  /s/  Kim L. Childs
                                            ------------------------------------
                                            Kim L. Childs,
                                            Corporate Controller and
                                            Principal Accounting Officer








Date:  August 21, 2000

                            Williams Controls, Inc.

                                    Signature


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         WILLIAMS CONTROLS, INC.





                                         By:
                                            ------------------------------------
                                            Thomas W. Itin, Chairman and
                                            Chief Executive Officer



                                         By:
                                            ------------------------------------
                                            Kim L. Childs, Corporate Controller
                                            and Principal Accounting Officer





Date: August 21, 2000