Form 10-K
period 2000-09-30
WILLIAMS CONTROLS INC
filed 2001-01-16
CIK 854860

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-K
               [ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                                     OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: September 30, 2000

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

                                (1) Yes X No____

                                (2) Yes X No____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of December 31, 2000, 19,921,114 shares of Common Stock were outstanding and the aggregate market value of the shares (based upon the closing price of the shares on the NASDAQ National market) of Williams Controls, Inc. held by nonaffiliates was approximately $12,214,074.

                       Documents Incorporated by Reference

Portions of the definitive proxy statement for the 2000 Annual Meeting of Stockholders to be filed not later than February 28, 2001 are incorporated by reference in Part III hereof.

                             Williams Controls, Inc.
                             Index to 2000 Form 10-K



Part I                                                                     Page
                                                                           ----
  Item 1.   Description of Business                                         2-6
  Item 2.   Properties                                                       7
  Item 3.   Legal Proceedings                                                7
  Item 4.   Submission of Matters to a Vote of Security Holders              7


Part II
  Item 5.   Market for Registrant's Common Equity and Related Stockholder
                 Matters                                                     8
  Item 6.   Selected Financial Data                                          9
  Item 7.   Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                 10-17
  Item 8.   Financial Statements and Supplementary Data                    18-55
  Item 9.   Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure                          56


Part III
  Item 10.  Directors and Executive Officers of the Registrant              56
  Item 11.  Executive Compensation                                          56
  Item 12.  Security Ownership of Certain Beneficial Owners and
               Management                                                   56
  Item 13.  Certain Relationships and Related Transactions                  56


Part IV
  Item 14.  Exhibits, Financial Statement Schedules and Reports
               on Form 8-K                                                  56


Signatures                                                                  57

                             WILLIAMS CONTROLS, INC.


                                    Form 10-K


                                     Part I


Cautionary Statement: This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, those statements relating to development of new products, the financial condition of the Company, the ability to increase distribution of the Company's products, integration of businesses the Company acquires, and disposition of any current business of the Company, including its Agriculture Equipment segment. These forward-looking statements are subject to the business and economic risks faced by the Company including the ability of the Company to generate or obtain sufficient working capital to continue its operations. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of the factors described above and other factors described elsewhere in this report.

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



General
-------

We are a Delaware corporation formed in 1988. The principal company in our Vehicle Components segment, our primary business segment, was founded by Norman
C. Williams in 1939 and acquired by the Company in 1988. Our operating subsidiaries are divided into two operating segments and one discontinued segment that was sold in May 2000.

Vehicle Components - Our vehicle component product lines primarily include electronic throttle control systems ("ETCs"), exhaust brakes and pneumatic, hydraulic controls and plastic injection molded products including automotive taillight systems. These products are used in trucks, utility and off-highway equipment, transit buses and underground mining machines. We estimate that we have over a 65% market share of electronic throttle control systems for Class 7 and 8 trucks. The majority of these products are sold directly to original equipment manufacturers such as Freightliner, Navistar, Volvo, Isuzu and Motor Coach Industries. We also sell these products through a well-established network of independent distributors. The major competitors in one or more of our product lines include Teleflex, VDO, Hella and Felsted. Markets for electronic throttle control systems are developing in smaller classes of trucks, diesel-powered pick-up trucks and automobiles. The major automotive manufacturers are converting gasoline-powered automobiles and pick-up trucks to the electronic throttle control system, although this requires engine redesign by the automotive manufacturers which is presently ongoing. In addition, the passenger vehicles market began the introduction of adjustable foot pedal systems during 1999. We purchased an adjustable foot pedal designer and manufacturer in July 1999.

Electrical Components and Global Positioning System - Our electrical components product line includes the design and production of microcircuits, cable assemblies, position tilt sensors and other electronic products used in the telecommunication, computer and transportation industries. Major customers include Allied Signal, Raychem and Eaton Corp. Major competitors include CTS, Cooper, Wabash, AMP and Nethode. The global positioning system product line includes commuter railroad train tracking and agricultural cyber-farming using global positioning and geographic information systems. Our major customers include Chicago Metra, Tri-Rail, the Florida Department of Transportation, Los Angeles Metro and Via Tropical Fruit.

Agricultural Equipment - Our agricultural equipment product lines were sold in May 2000. This segment's product lines included rotary cutters, discs, harrows and sprayers. These products were sold to independent equipment dealers located primarily in the Southeastern United States. Our major competitors had included Allied Industries (Bushhog), Wood Brothers, Taylor Industries, Inc. and Alamo Group. This business was previously reported as a discontinued operation.

These are our operating subsidiaries, all of which are 100% owned, and a brief description of each operating subsidiary's business (the subsidiaries that are reported as discontinued operations or are no longer operating in 2000 are not listed).

Vehicle Components

Williams  Controls  Industries,   Inc.:  Manufactures  vehicle  components  sold
primarily in the commercial vehicle industry.

ProActive Acquisition Corporation.: Conducts research and development activities related to adjustable foot pedals and manufactures adjustable pedal systems.

Premier Plastic Technologies, Inc.: Manufactures plastic components for the automotive industry. A definitive agreement has been entered into for the sale of this subsidiary. See Note 15 to the Notes to Consolidated Financial Statements.

NESC Williams, Inc.: Installs conversion kits to allow vehicles to use compressed natural gas and provides natural gas well metering services.

Williams  Technologies,  Inc.:  Supports  all  subsidiaries  of our  company  by
providing   research  and   development   and  developing   strategic   business
relationships to promote "technology partnering."


Electronic Components and Global Positioning System

Aptek Williams, Inc.: Develops and produces sensors, microcircuits, cable assemblies and other electronic products for the telecommunications and the transportation industry, and conducts research and development activities to develop commercial applications of sensor related products for the electronics and automotive markets.


GeoFocus, Inc.: Develops train tracking and cyber-farming systems using global positioning systems and geographical information systems. We signed a letter of intent to sell GeoFocus in October 2000. See Note 12 to the Notes to Consolidated Financial Statements.


Acquisitions and Dispositions


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

In fiscal 1997, we changed our diversification acquisition strategy to focus our corporate and financial resources on opportunities emerging in our Vehicle Components segment. We may not be able to capitalize on opportunities emerging in our vehicle components segment, including the development of commercial applications of sensor related products. In addition, if we are successful in one or more endeavors, we cannot be certain that those endeavors will be profitable.

In March 1998, we completed the sale of our subsidiary comprising the Automotive Accessories business unit. In June 1998, we restructured our investment in Ajay Sports, Inc. such agreement provides for a repayment of all loans and an increase in the dividend rate on our preferred stock investment on June 30, 2001. In July 1999, we purchased the ProActive pedals division of Active Tools Manufacturing, Co., Inc. ProActive Pedals is a designer and developer of adjustable foot pedal system and modular pedal systems. In May 2000, we completed the sale of our Agricultural Equipment segment operation. In July 2000, we signed an agreement to sell Premier Plastic Technologies, Inc., which has not been completed. In October 2000, we signed an agreement to sell Geo Focus, Inc., which has not been completed.

Competition


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


In the Vehicle Components segment, we are the largest domestic producer of ETCs sold in the truck ETC market. We have only one primary competitor in the diesel heavy truck market. We also manufacture pneumatic and air control systems for the heavy truck market, which is comprised of numerous highly fragmented competitors. We believe the principal method of competition for ETC in the trucking industry is quality and engineering added value and reputation. In addition, attainment of the ISO 9001 and QS 9000 quality certifications is critical to qualifying as a supplier to the automotive industry and certain manufacturers in the truck industry. Four of our manufacturing facilities in our Vehicle Components segment have attained these certifications.


During fiscal 1999 and 2000, we began the introduction of our electronic throttle control systems product into the passenger vehicle market that consists of cars, small trucks, mini vans and sport utility vehicles. In August 2000, we began production of electronic throttle controls for the Ford Super Duty series trucks. In addition, we have been awarded production contracts for electronic throttle controls for the General Motors W (Midsize sedans) Car and Cadillac series, beginning in model year 2003. Our initial introduction of electronic throttle controls for passenger vehicles have been well accepted. A competitive advantage has been the durability and reliability of the low temperature co-fired ceramic (LTCC) sensor we developed that will be utilized in these designs. Continued introduction of electronic throttle controls in gasoline engines requires modification or redesign of engine components that is dependent upon the timing of development by the automotive manufacturers and their original equipment manufacturers. However, based on initial acceptance, we expect that by model year 2005, approximately 60-70% of passenger vehicles will have converted to electronic throttle controls. Our primary competitors in the United States are Teleflex, Hella and Felsted. Each of these companies is substantially larger and has greater financial resources than us. Furthermore, we have no control over the timing of the introduction of the electronic throttle control into the automotive, small truck and sport utility vehicle markets.


We purchased substantially all of the assets and assumed certain liabilities of ProActive Pedals in July 1999. ProActive owns patent rights and designs for adjustable foot pedal systems and currently produces the adjustable foot pedal for the Dodge Viper. We hold the senior patents for rotational based adjustable pedal systems and are examining opportunities available to us to exploit this position, including strategic partnering and joint venture relationships. We currently compete against Teleflex, Magna, CTI, Delphi and KSR, Inc. in the adjustable foot pedal market, and we expect Dura Automotive and Hella to enter the market with adjustable foot pedal designs. Thus, we will be competing against much larger competitors in these markets with financial resources much greater than ours and with existing long-term supplier relationships with the automotive industry.



Marketing and Distribution

We sell our products to customers in the truck, automotive, heavy equipment, telecommunication and other diversified industries worldwide; approximately 96% of our sales from continuing operations are to customers in the Vehicle Components segment and 60% of our sales from continuing operations are from sales of ETC products.

For the years ended September 30, 2000, 1999 and 1998, Freightliner accounted for 23%, 27% and 21%, Navistar accounted for 12%, 15%, and 16%, Volvo accounted for 6%, 8%, and 9%, Evart Corporation accounted for 9%, 1% and 0% and General Motors accounted for 6%, 5% and 3% of net sales from continuing operations, respectively. Approximately 15%, 20% and 15% of net sales from continuing operations in fiscal 2000, 1999, and 1998 respectively, were to customers outside of the United States, primarily in Canada, Mexico and Sweden, and, to a lesser extent, in Europe, South America and Australia. See notes 2 and 16 of Notes to Consolidated Financial Statements.

The Company performs ongoing credit evaluations of its customers' financial condition and maintains allowances for potential credit losses. Actual losses and allowances have been within management's expectations.

Existing Future Sales Orders

Future sales orders for our products were approximately $17,488 at September 30, 2000, compared to approximately $17,625 at September 30, 1999. These are orders for which customers have requested delivery at specified future dates within one year. We have not experienced significant problems delivering products on a timely basis.


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

Product Research and Development

Our operating facilities engage in engineering, research and development and quality control activities to improve the performance, reliability and cost-effectiveness of our product lines. Our engineering staff works closely with our customers in the design and development of new products and adapting products for new applications. During fiscal 2000, 1999 and 1998, the Company spent $6,713, $3,424, and $2,778 respectively, on these activities for continuing operations. We increased our research and development expenditures in fiscal 2000 to design and validate ETC products compatible with gasoline powered vehicles, develop commercial applications for inertia, tilt and position sensor products, and for the development of adjustable foot pedal and ETC systems for automotive, sport utility vehicles, light trucks and heavy trucks. Research and development expenditures are expected to decrease in fiscal 2001 as we apply the applications developed to specific solutions for our customers and begin manufacture of these products.

Patents and Trademarks

Our product lines generally have strong name recognition in the markets in which they serve. We have a number of product patents over a period of years, which expire at various times. We consider each patent to be of value and aggressively protect our rights against infringement throughout the world. We own two patents (expiring in 2009) which we believe improve the marketability of the electronic product line of the heavy Vehicle Components segment. We do not consider that the loss or expiration of either patent would materially adversely affect us; however, competition in the electronic product line could increase without these patents. We have entered into a royalty bearing patent license agreement with a private inventor, under which we hold an exclusive, worldwide license for three patents covering adjustable foot pedals. The license agreement remains in effect for the life of the patents and requires yearly minimum payments to the inventor. We believe these licensed patents play a significant role in establishing our proprietary position in the adjustable foot pedal market, and the termination of the license or the loss of any of the licensed patents could materially adversely affect our ability to market adjustable foot pedals. We own numerous trademarks, enabling us to market our products worldwide. These trademarks include "Williams" and "Aptek". We believe that in the aggregate, the rights under our patents and trademarks are generally important to our operations, but do not consider that any patent or trademark or group of them related to a specific process or product is of material importance in relation to our total business except as described above.

Raw Materials; Reliance on Single Source Suppliers

We produce our products from raw materials, including brass, aluminum, steel, plastic, rubber and zinc, which currently are widely available at reasonable terms. We rely upon CTS Corporation and Caterpillar, Inc. as single source suppliers for critical components and/or products as these suppliers are currently the only manufacturers of sensors made specifically for the Company's ETC system. We manufacture a foot pedal using a contact position sensor manufactured by Caterpillar, Inc. used exclusively on Caterpillar engines. Caterpillar supplies this sensor and requires that its sensor be used on all Caterpillar engines; therefore, the Company does not consider the Caterpillar sensor supply to be at risk. Although these suppliers have been able to meet our needs on a timely basis, and appear to be willing to continue being suppliers there is no assurance that a disruption in a supplier's business, such as a strike, would not disrupt the supply of a component. In addition, we have developed a high performance-high durability, cost effective sensor which we expect to further refine, with the expectation that volume production will begin in fiscal 2001. Production of these position sensors internally would tend to reduce our reliance on certain single source suppliers.



Product Warranty

We warrant our products to the first purchaser and subsequent owners against malfunctions occurring during the warranty period resulting from defects in material or workmanship, subject to specified limitations. The warranty on vehicle components is limited to a specified time period, mileage or hours of use, and varies by product and application. We have established a warranty reserve based upon our estimate of the future cost of warranty and related service costs. We regularly monitor our warranty reserve for adequacy in response to historical experience and other factors.



Employees

We employ  approximately  434  employees,  including  128 union  employees.  Our non-union employees are engaged in sales and marketing, accounting and administration, product research and development, production and quality control. Our union employees are engaged in manufacturing vehicle components in the Portland, Oregon facility and are represented by the International Union, United Automobile Workers of America and Amalgamated Local 492 (the "Union"). We have a collective bargaining agreement with the Union that expires in September 2002, which provides for wages and benefits (including pension, death, disability, health care, unemployment, vacation and other benefits) and contains provisions governing other terms of employment, such as seniority, grievances, arbitration and Union recognition. Our management believes that our relationship with our employees and the Union are good. We could experience a change in non-union labor costs as a result of changes in local economies and general wage increases.

Item 2. Properties

(Dollars in thousands)


The following table outlines the principal manufacturing and other facilities owned by us, subject to mortgages on all facilities except Williams and Agrotec.


Entity             Facility Location                   Type and Size of Facility
--------           -----------------                   -------------------------

Williams Controls
Industries, Inc.   Portland, Oregon                    Manufacturing and offices
                                                           120,000 square feet

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


Facilities that are encumbered by mortgages at September 30, 2000 are as follows: Hardee, $467, and Aptek $2,248. A bank holds a deed of trust on the Williams facility.

Additionally,   the  Company  leases  approximately 54,100  square  feet  of production and administrative office space in Sterling Heights Michigan, pursuant to a ten year lease signed in January 1998.

The Company also holds various leases to maintain the operations of its subsidiaries.



Item 3. Legal Proceedings

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



Item 4. Submission of Matters to a Vote of Security Holders


We did not submit any matters to a vote of its security holders during the fourth quarter of the year ended September 30, 2000.

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

The range of high and low bid closing quotations for our common stock for each fiscal quarter for the past two fiscal years is as follows:


                                                               2000
                                                        -----------------
              Quarter                                   High          Low
              -------                                   ----          ---

    October 1 - December 31                            $2.56         $1.97
    January 1 - March 31                                2.44          2.00
    April 1 - June 30                                   2.25          1.50
    July 1 - September 30                               1.90          1.25

                                                               1999
                                                        -----------------
              Quarter                                   High          Low
              -------                                   ----          ---
    October 1 - December 31                            $2.50         $2.00
    January 1 - March 31                                3.00          2.19
    April 1 - June 30                                   3.25          2.19
    July 1 - September 30                               3.13          2.47



There were 430 record holders of our common stock as of November 30, 2000. We have never paid a dividend with respect to our common stock and have no plans to pay a dividend in the foreseeable future.

Item 6. Selected Financial Data
(Dollars in thousands - except per share amounts)


Consolidated Statements of Operations Data:
Year ended September 30,                                   2000*       1999**      1998        1997       1996***
----------------------------------------------           --------    ---------   --------    --------   ---------
Net sales from continuing operations                     $ 67,725    $ 61,422    $ 57,646    $ 46,671   $ 40,253
Net earnings (loss) from continuing operations            (16,744)     (3,928)      4,611       2,515      2,975
Net earnings (loss)                                       (16,744)     (9,539)        312      (2,037)      (561)
Earnings (loss) from continuing operations per
     common share - basic                                   (0.88)      (0.24)       0.24        0.14       0.18
Earnings (loss) from continuing operations per
     common share - diluted                                 (0.88)      (0.24)       0.23        0.14       0.17
Net earnings (loss) per common share - basic                (0.88)      (0.54)       0.00       (0.12)     (0.03)
Net earnings (loss) per common share - diluted              (0.88)      (0.54)       0.00       (0.12)     (0.03)
Cash dividends per common share                                 -           -          -           -           -


Consolidated Balance Sheet Data
September 30,                                              2000*      1999**       1998        1997      1996***
----------------------------------------------           --------    ---------   --------    --------   ---------
Current assets                                           $ 20,561    $ 27,777    $ 31,716    $ 25,156   $ 30,926
Current liabilities                                        38,239      18,865      12,767       9,028     29,600
Working capital (deficit)                                 (17,678)      8,912      18,949      16,128      1,326
Total assets                                               49,149      64,504      68,565      48,313     53,049
Long-term liabilities                                       9,866      27,433      31,387      22,450      4,726
Minority interest in consolidated subsidiaries                  -           -           -           -        713
Shareholders' equity                                        1,044      18,206      24,411      16,835     18,010


Note: Except for the balance sheet amounts for 1996, the above amounts reflect the Automotive Accessories and Agricultural Equipment segments as discontinued operations. See Note 14 to the Notes to Consolidated Financial Statements.

* 2000 data includes recognition of $5,044 expense for equity interest in loss of affiliate. The recognition of the loss was significantly increased due to the implementation of Emerging Issues Task Force Bulletin 99-10 "Percentage Used to Determine the Amount of Equity Method Losses". The 2000 data also includes a $6,896 deferred tax expense for a valuation allowance for previously recognized deferred income tax assets which may no longer be realizable based on management's current assessment of their ultimate realizability. See also Notes 4 and 11 to Notes to Consolidated Financial Statements for information on the equity interest in loss of affiliate and the valuation allowance for deferred income taxes, respectively.

** 1999 data includes an acquisition made in July. Net sales, loss from operations (including expense of $1,750 for acquired in-process research and development), and total assets related to this acquisition were $55, $(2,066) and $6,320, respectively. The 1999 loss from continuing operations includes a loss from impairment of assets of $5,278. See Notes 10 and 19 to the Notes to Consolidated Financial Statements for information on the impairment loss and the acquisition, respectively.

*** 1996 data includes acquisitions made in April and July 1996. Net sales, loss from operations and total assets related to these acquisitions were $2,782, $(46) and $2,869, respectively.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
(Dollars in thousands - except per share amounts)

See "Cautionary Statement" contained at the beginning of this report.

Financial Position and Capital Resources
Financial Condition, Liquidity and Capital Resources

As shown in the consolidated financial statements during the years ended September 30, 2000, 1999 and 1998, the Company incurred (losses) income of ($16,744), ($9,539) and $312, respectively. In addition, accounts payable has increased from $9,223 at September 30, 1999 to $11,363 at September 30, 2000; working capital has decreased from $8,912 at September 30, 1999 to a deficit of ($17,678) at September 30, 2000; and stockholders' equity has decreased from $18,206 at September 30, 1999 to $1,044 at September 30, 2000. Also, as described in Note 6 to Consolidated Financial Statements, the Company was not in compliance with the covenants of its credit agreement at September 30, 2000. The credit agreement with the Company's primary bank matures on July 11, 2001, the Company has extended the debt due with another bank and the Company is in default on the payment of certain bank debt as discussed in Note 6 to Consolidated Financial Statements; as a result, the Company has classified its debt owed to its primary bank as a current liability at September 30, 2000. Subsequent to September 30, 2000, the Company reached the borrowing capacity under its credit agreement and required an overadvance from its primary bank to support operations. Due to the lack of borrowing capacity under the credit facility, the Company's working capital deficit, the Company's debts, including accounts payable, and other factors as outlined herein, the Company has a significant lack of liquidity. Accordingly, the Company's continuation as a going concern is dependent upon, among other things, its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms of its credit agreement, to obtain additional financing or refinancing as may be required, and ultimately to attain profitability.

The North American truck market has seen a significant decline in sales of new trucks as a result of the large number of used trucks on the market, significantly increased gasoline prices and interest rates. As a result, the Company has experienced a significant decline in sales in the first three months of fiscal 2001 as compared to fiscal 2000, and expects the trend to continue for a period of time. As a result of the decline in sales, the Company has taken certain actions including reducing the hourly workforce to a four-day workweek and reducing the salaried workforce by approximately 15%.

After reviewing its working capital needs, management of the Company estimates that additional working capital for fiscal 2001 of approximately $7,000 will be needed. Management is reviewing how it might reduce the amount of working capital needed and is pursuing alternatives to raise capital, both debt and/or equity. In addition, the Company is reviewing the sale of non-strategic assets and has engaged an investment banking firm to investigate alternatives available to it, including selling all or part of the Company to a third party, obtaining bridge financing to enable the Company to continue operating until such time as a buyer can be identified or sufficient equity and/or debt financing can be raised to support the operations of the Company.

There is no assurance that the Company will be able to obtain adequate working capital in the amounts needed to sustain its operations or sell its business or parts of it in a timely fashion.

The above matters raise a substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Cash decreased $2,293 at September 30, 2000 compared to September 30, 1999. Cash flow from continuing operations decreased from $7,644 for the year ended September 30, 1999 to $2,979 for the year ended September 30, 2000. The decrease was primarily due to the increase in the net loss between years. The positive cash flow from continuing operations for 2000 differs from the net loss from operations primarily because of (1) non cash operating expenses of $3,189 for deprecation and amoritzation, an increase of $1,133 over 1999, equity interest in loss of affiliate of $5,044 (see Note 4 of the Notes to Consolidated Financial Statements), an increase of $4,556 over 1999 and deferred tax provision of $6,896 (see Note 11 of the Notes to Consolidated Financial Statements), an increase of $9,461 over 1999 and (2) an increase in accounts payable and accrued expenses of $2,696 and a decrease in inventory of $1,819.

Cash flow used in investing activities decrease from $9,181 for the year ended September 30, 1999 to $2,343 for the year ended September 30, 2000. In 1999 the Company used cash of $6,350 for the acquisition of ProActive Pedals (see Note 19 of the Notes to Consolidated Financial Statements). Cash used for the acquisition of property, plant and equipment was $2,343 and $2,948 for 2000 and 1999, respectively. Capital expenditures are expected to be $2,850 in fiscal 2001, primarily for existing customers and new automotive ETC business.

Cash flow from financing activities was a use of $2,718 for the year ended September 30, 2000, reflecting a net payment on long-term debt of $4,098 offset by an increase in cash of $1,965 representing the net proceeds from the issuance of convertible subordinated debt (see Note 6 of the Notes to Consolidated Financial Statements). In 1999, the Company had net cash provided by financing activities of $4,557 due primarily from a net increase in long-term debt of $1,605 and net proceeds from the issuance of common stock in a private placement of $3,379. Cash flow from financing activities in 1999 was used to purchase the net assets of ProActive Pedals.

Market Risk - The Company may be exposed to future interest rate changes on its debt. The Company does not believe that a hypothetical 10 percent change in end of period interest rates would have a material effect on the Company's cash flow.

In June 2000 the FASB issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133" ("SFAS 138"). In June 1999 the FASB issued Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities." ("SFAS 137") SFAS 137 is an amendment to SFAS 133, "Accounting for Derivative Instruments and hedging Activities." SFAS 133, as amended by SFAS 137 and 138 establishes accounting and reporting standards for all derivative instruments. SFAS 133 and 138 are effective for fiscal years beginning after June 15, 2000. The Company has made a preliminary assessment of its potential derivative instruments and based on that assessment does not expect that the adoption of SFAS 133 and 138 will have any material impact on the Company's financial position or results of operations.

Results of Operations
Year ended  September 30, 2000 compared to the year ended September 30, 1999


Net sales from continuing operations increased 10.3% to $67,725 in fiscal 2000 from $61,422 in fiscal 1999 due to higher unit sales volumes in the Company's Vehicle Components segment.

In fiscal 2000, loss from continuing operations was $1,548, compared to loss from continuing operations of $3,031 in fiscal 1999. The decrease in losses, totaling $1,483, was partially the result of a $1,105 decrease in gross margin from the prior year caused by $7,610 in increased cost of sales in the Vehicle Components segment affected primarily by the plastic injection molding subsidiary, decreased absorption of overhead related to lower finished goods and work in process inventory levels, as well as the impact from product mix shifting away from higher margin ETC sales. Additionally, research and development expenses increased $3,289, selling expenses decreased $121 and administrative expenses increased $1,272 in 2000. These increases were offset by 1999 expenses of $1,750 for research and development efforts in process at the date of acquisition of ProActive and $5,278 loss from the impairment of assets related to Kenco, our former Automotive Accessories segment, which were not incurred in fiscal 2000.

Net loss allocable to common shareholders increased $7,197 to $17,332 in fiscal 2000 compared to net loss allocable to common shareholders of $10,135 in the prior fiscal year due to the factors described above, as well as the recognition of $5,044 expense for equity interest in loss of affiliate. The recognition of the loss was significantly increased due to the implementation of Emerging Issues Task Force Bulletin 99-10 "Percentage Used to Determine the Amount of Equity Method Losses". The net loss allocable to common shareholders also includes a $6,896 deferred tax provision resulting from a valuation allowance for previously recognized deferred income tax assets which may no longer be realizable based on management's current assessment of their ultimate realizability. Net interest expense increased $968 due to increased bank borrowings, increased capital leases, the issuance of convertible subordinated debt in April 2000, and a decreased allocation of interest to the discontinued Agricultural Equipment Segment.


Net Sales
---------

Net sales from continuing operations increased $6,303, or 10.3%, to $67,725 in the year ended September 30, 2000 from $61,422 in the year ended September 30, 1999 primarily due to higher unit sales volumes in our Vehicle Components segment.

Net sales from continuing operations in the Vehicle Components segment increased $7,127, or 12.3%, to $65,263 in the year ended September 30, 2000 over levels achieved in the year ended September 30, 1999 due to $4,893 higher plastic injection molding sales and automotive pedal sales. Sales from continuing operations in our Electrical Components and GPS segment decreased $824, or 25.1%, due to lower unit sales of electrical components.

Gross margin
------------

Gross margin from continuing operations decreased $1,105, or 6.5%, to $15,979 (23.6% of sales) compared to $17,084 (27.8% of sales) in the year ended
September  30, 1999.  Gross  margin  decreased  $482 or 2.8%,  in the year ended
September 30, 2000 in the Vehicle Components segment due primarily to $1,133 reduction in margin loss in the plastic injection molding subsidiary driven by higher volume of production over which fixed costs were allocated offset by $1,741 decrease in margins in our Portland and Florida subsidiaries due to decreased absorption of overhead related to lower finished goods inventory levels, as well as the impact from product mix shifting slightly away from higher margin ETC sales. The Electrical Components and GPS segment also recognized an increase in gross margin loss of $623 to $735 compared to prior fiscal year's gross margin loss of $112.

Our plastic injection molding and tooling subsidiary ("PPT"), the operating results of which are included in the Vehicle Components segment, reported a $3,638 loss from operations for the year ended September 30, 2000, a decrease of $807 compared to the prior year's loss from operations of $4,445. Sales, gross margin (loss) and operating loss for the year ended September 30, 2000 were $10,146, ($1,950), and ($3,638) compared to $5,253, ($3,083), and ($4,445), respectively, in the prior fiscal year. The increase in sales is the result of new business that was awarded and began production in the second quarter of fiscal 2000. The Company has signed a definitive agreement for the merger of PPT into 3DM International, Inc. ("3DMI"). No loss is expected to be realized under the terms of the definitive agreement. Closing of the transaction is subject to customary closing conditions and 3DMI's payment of all advances relating to PPT under the secured lending facility with the Bank and subject to 3DMI obtaining sufficient financing. Financing has not been completed and there is no assurance that the transaction will be completed. No other plan to dispose of PPT has been adopted. In addition, the Company has entered into an operating agreement whereby an affiliate of the potential buyer is managing the operations of PPT during the interim period until the sale is consummated.

Gross margin loss at the Electrical Components and GPS segment increased $623 from $112 for the year ended September 30, 1999 to $735 for the year ended September 30, 2000, primarily as a result of fixed overhead combined with declining sales at the electronic components operations, offset by increased margins of $171 at the GPS operations, primarily due to the completion of a GPS contract in the current fiscal year.


Operating expenses
------------------

In conjunction with the acquisition of the ProActive Pedal Division of Active Tool and Manufacturing Co., Inc. in July, 1999, we expensed $1,750 of the purchase price as acquired in-process research and development during the year ended September 30, 1999. Also, during the year ended September 30, 1999, we recognized a $5,278 loss from the impairment of assets related to Kenco, the Company's former Automotive Accessories segment. The loss consisted of an impairment of non-voting preferred stock and notes and accounts receivable totaling $4,655 and impairment of property totaling $623 (see Note 10 to the Notes to Consolidated Financial Statements). These items did not recur in fiscal 2000.

Operating expenses before the charge for acquired in-process research and development and the loss from impairment of assets increased $4,440, or 33.9%, to $17,527 for the year ended September 30, 2000 compared to $13,087 for the year ended September 30, 1999, primarily as a result of increased research and development expenses of $3,289, a decrease in selling expenses of $121, and an increase in administration expenses of $1,272. Research and development expenses increased to support new product development for the automotive and truck ETC and adjustable foot pedal products, and for development of sensor-related products and for existing customers. Research and development expenses as a percentage of sales were 9.9% for the year ended September 30, 2000 compared to 5.6% for the year ended September 30, 1999. However, they are expected to decrease in the fiscal year ending September 30, 2001 as the focus shifts to production of automotive pedals and sensor-related products. Operating expenses before the charge for acquired in-process research and development and loss from the impairment of assets increased $4,899, or 47.8%, in the year ended September 30, 2000 in the Vehicle Components segment and decreased $459, or 16.2%, in the Electrical Components and GPS segment compared to the prior year period.

Selling  expenses  were  reduced  $121 for the year  ended  September  30,  2000 compared to 1999. Selling expenses as a percent of sales decreased to 2.8% in the year ended September 30, 2000 compared to 3.3% in the prior year.

Administration expenses increased $1,272 to $8,938 for the year ended September 30, 2000 from $7,666 for the comparable period in the prior year, due primarily to increased costs of $339 to support the increased volume of sales at the plastics injection molding subsidiary, increased amortization of intangibles totaling $540 as a result of an acquisition completed in fiscal year 1999, as well as start-up costs of $474 related to the implementation of operations at the automotive pedal plant, offset by decreased costs of $285 at our Portland subsidiary due to reduction in bad debt expense.

Acquired In-Process Research and Development
--------------------------------------------

In connection with its acquisition of the assets of ProActive Pedals in July 1999, the Company recorded a pretax charge of $1,750 for research and development efforts in process at the date of the acquisition. See Note 19 of Notes to Consolidated Financial Statements.

The value assigned to the in-process research and development efforts represents those efforts in process at the date of acquisition that had not reached the point where technological feasibility had been established and that had no alternative future uses. Accounting rules require that these costs be expensed as incurred. The significant projects in process at the time of the acquisition were for the development of commercially viable designs and concepts for adjustable pedal systems. The value was determined by estimating the costs to further develop the acquired in-process technology into commercially viable products, estimating the resulting net cash flows from such products, and discounting the net cash flows back to their present value. The discount rate included a factor that took into account the uncertainty surrounding the successful development of the acquired in-process technology. At the time of the acquisition, the in-process technology under development was expected to be commercially viable in 2001. Expenditures to complete these projects were expected to total approximately $3.5 million. This estimate is subject to change, given the uncertainties of the development process, and no assurances can be given that deviations from these estimates will not occur. Additionally, these projects will require expenditures for additional research and development after they have reached a state of technological and commercial feasibility. To date, expenditures and results have not differed significantly from the forecast assumptions.

Interest and Other Expenses
---------------------------

Interest expense increased $856 to $3,010 in the year ended September 30, 2000 from $2,154 in the year ended September 30, 1999. The reasons for the increase were increased debt owing to a Bank, increased capital leases and a decreased allocation of interest to the discontinued Agricultural Equipment Segment.
Allocation of interest to the discontinued Agricultural Equipment Segment decreased by $192 in fiscal 2000 compared to fiscal 1999 as a result of significantly decreased net assets at this segment. In addition, the issuance of convertible subordinated debt in April 2000 increased interest expense approximately $72. Allocated interest expense included in discontinued operations for the year ended September 30, 2000 and 1999 was $85 and $277, respectively.

Discontinued operations
-----------------------

The Company reported a net loss from discontinued operations of $5,611 for year ended September 30, 1999. The Company adopted a plan of disposal for the Agriculture Equipment segment in late 1998. As a result, a net loss on disposal totaling $1,403 was recorded for this segment. However, during the year ended September 30, 1999, an additional net loss on disposal totaling $5,611 was recorded for the disposal of this segment. The loss in fiscal 1999 was based on events and information, which resulted in management's revised estimate of the net realizable value of the Agricultural Equipment Segment. The revised estimate was based on contract negotiations and lower than anticipated bids for portions or the entire segment. During fiscal 2000, the Agricultural Equipment segment was sold. No loss in excess of that previously provided was realized as a result of the sale.

Income Taxes
------------

The income tax expense of $7,527 for the year ended September 30, 2000 is primarily the result of a valuation allowance recorded for previously recognized deferred income tax assets as of September 30, 2000 which may no longer be realizable based on management's current assessment of their ultimate realizability.

Net earnings (loss) allocable to common shareholders
----------------------------------------------------

Net earnings (loss) allocable to common shareholders was ($17,332) in the year ended September 30, 2000 compared to ($10,135) in the prior fiscal year due to the factors described above.

Results of Operations
Year ended  September 30, 1999 compared to the year ended September 30, 1998


Overview
--------


Net sales from continuing operations increased 6.6% to $61,422 in fiscal 1999 from $57,646 in fiscal 1998 due to higher unit sales volumes in the Company's vehicle components segment.

In fiscal 1999, loss from continuing operations was $3,031, compared to earnings from continuing operations of $8,991 in fiscal 1998. The decrease, totaling $12,022, was the result of reduced gross margin of $2,284, primarily due to increased warranty expenses and increased inventory reserves based on events in the fourth quarter of fiscal 1999. Also in fiscal 1999, we expensed $1,750 for research and development efforts in process at the date of acquisition of ProActive and recognized a $5,278 loss from the impairment of assets related to Kenco, our former Automotive Accessories segment.

Net loss allocable to common shareholders was $10,135 in fiscal 1999 compared to net income allocable to common shareholders of $42 in the prior fiscal year due to the factors described above, as well as an increased net loss from discontinued operations based upon events and information that resulted in management's revised estimates of the net realizable value of the Agricultural Equipment segment.


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


Gross Margin
------------

Gross margin from continuing operations decreased $2,284, or 11.8%, to $17,084 (27.8% of sales) compared to $19,368 (33.6% of sales) in the year ended
September 30, 1998. Gross margin decreased $977 or 5.4%, in the year ended September 30, 1999 in the Vehicle Components segment due primarily to increased losses at the company's plastic injection molding and tooling subsidiary and increased warranty costs of $781.

Our plastic injection molding and tooling subsidiary, the operating results of which are included in the Vehicle Components segment, reported an increased loss from operations in the year ended September 30, 1999 of $3,673 over the prior year. Sales, gross margin (loss) and operating loss for the year ended September 30, 1999 were $5,253, ($3,083), and ($4,445), respectively compared to $4,949,
$205 and ($772) in the prior fiscal year. The operation moved to a new facility in the fourth quarter of fiscal 1998 that has a higher breakeven sales level and plant capacity than the prior facility. In addition, the plastic injection and molding subsidiary experienced operating problems resulting from inefficient production from defective molds supplied by customers and operating problems on the manufacturing floor. Also, in response to the issues previously mentioned, in the fourth quarter of fiscal 1999, the tooling operation was closed down.

Gross margin at the Electrical Components and GPS segment decreased $852 from $740 for the year ended September 30, 1998 to ($112) for the year ended September 30, 1999 primarily due to fixed expenses and other charges.

Operating expenses
------------------

In conjunction with the acquisition of the ProAIn conjunction with the acquisition of the ProActive Pedal Division of Active Tool and Manufacturing Co., Inc. in July, 1999, we expensed $1,750 of the purchase price as acquired in-process research and development during the year ended September 30, 1999. Also, during the year ended September 30, 1999, we recognized a $5,278 loss from the impairment of assets related to Kenco, the Company's former Automotive Accessories segment. The loss consisted of an impairment of non-voting preferred stock and notes and accounts receivable totaling $4,655 and impairment of property totaling $623 (see Note 10 to the Notes to Consolidated Financial Statements).

Operating expenses before the charge for acquired in-process research and development and the loss from impairment of assets increased $2,710, or 26.1%, to $13,087 for the year ended September 30, 1999 compared to $10,377 for the year ended September 30, 1998 primarily as a result of increased research and development expenses of $646 and an increase in administration expenses of $2,132. Research and development expenses were increased to support new product development for development of the automotive ETC product, for development of sensor-related products and for existing customers. Operating expenses before the charge for acquired in-process research and development and loss from impairment of assets as a percentage of sales, was 21.3% and 18.0% in the year ended September 30, 1999 and 1998. Operating expenses before the charge for acquired in-process research and development and loss from the impairment of assets increased $3,383, or 47.1%, in the year ended September 30, 1999 in the Vehicle Components segment and decreased $219, or 8.0%, in the Electrical Components and GPS segment compared to the prior year period.

Selling expenses were reduced $68 for the year ended September 30, 1999 compared to 1998. Selling and expenses as a percent of sales decreased to 3.3% in the year ended September 30, 1999 compared to 3.6% in the prior year .

In addition, administration expenses increased $2,132, primarily to support management information service needs with the recent implementation of new ERP systems, as well an increased bad debt expense, totaling $225, primarily related to closing the tooling operation at the plastic injection molding facility, and increased payroll and related costs totaling $160 to support the sophisticated machinery and expanded operations at our plastic injection molding and tooling subsidiary.


Acquired In-Process Research and Development
--------------------------------------------

In connection with its acquisition of the assets of ProActive Pedals in July 1999, the Company recorded a pretax charge of $1,750 for research and development efforts in process at the date of the acquisition. See Note 19 of Notes to Consolidated Financial Statements.

The value assigned to the in-process research and development efforts represents those efforts in process at the date of acquisition that had not reached the point where technological feasibility had been established and that had no alternative future uses. Accounting rules require that these costs be expensed as incurred. The significant projects in process at the time of the acquisition were for the development of commercially viable designs and concepts for adjustable pedal systems. The value was determined by estimating the costs to further develop the acquired in-process technology into commercially viable products, estimating the resulting net cash flows from such products, and discounting the net cash flows back to their present value. The discount rate included a factor that took into account the uncertainty surrounding the successful development of the acquired in-process technology. At the time of the acquisition, the in-process technology under development was expected to be commercially viable in 2001. Expenditures to complete these projects were expected to total approximately $3.5 million. This estimate is subject to change, given the uncertainties of the development process, and no assurances can be given that deviations from these estimates will not occur. Additionally, these projects will require expenditures for additional research and development after they have reached a state of technological and commercial feasibility. To date, expenditures and results have not differed significantly from the forecast assumptions.

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



Net earnings (loss) allocable to common shareholders
----------------------------------------------------

Net earnings (loss) allocable to common shareholders were $(10,135) in the year ended September 30, 1999 compared to $42 in the prior fiscal year due to decreased earnings from operations, including the charge for acquired in-process research and development and the loss from impairment of assets as described above.

The effective income tax rate for continuing operations was (27.5)% and 33.9% for the year ended September 30, 1999 and 1998.

Item 8.    Financial Statements and Supplementary Data



                             Williams Controls, Inc.
                   Index to Consolidated Financial Statements



                                                                         Page
                                                                         ----

     Consolidated Balance Sheets at September 30, 2000 and 1999           19

     Consolidated Statements of Shareholders' Equity for the
          years ended September 30, 2000, 1999 and 1998                   20

     Consolidated Statements of Operations for the
          years ended September 30, 2000, 1999 and 1998                   21

     Consolidated Statements of Comprehensive
          Income (Loss) for the years ended
          September 30, 2000, 1999 and 1998                               22

     Consolidated Statements of Cash Flows for the
          years ended September 30, 2000, 1999 and 1998                   23

     Notes to Consolidated Financial Statements                         24-54

     Report of Independent Public Accountants                             55



     See page 58 for Index to Schedules and page 60 for Index to Exhibits.



                             Williams Controls, Inc.
                           Consolidated Balance Sheets
                (Dollars in thousands, except share information)


                                                                             September 30,       September 30,
ASSETS                                                                            2000                1999
                                                                            -----------------   -----------------
Current Assets:
  Cash and cash equivalents                                                     $   $     30        $      2,323
  Trade and other accounts receivable, less allowance of
      $508 and $484 in 2000 and 1999, respectively                                    11,357              10,941
  Inventories, net                                                                     8,016               9,828
  Deferred income taxes and other                                                      1,158               4,325
  Net assets held for disposition                                                          -                 360
                                                                            -----------------   -----------------
   Total current assets                                                               20,561              27,777

Property plant and equipment, net                                                     21,486              20,775
Investment in and note and accounts receivable from                                    1,615               6,398
affiliate
Net assets held for disposition                                                            -                 500
Goodwill and intangible assets, net                                                    5,165               5,764
Deferred income taxes                                                                      -               3,025
Other assets                                                                             322                 265
                                                                            -----------------   -----------------
   Total assets                                                                 $     49,149        $     64,504
                                                                            =================   =================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                                              $     11,363        $      9,223
  Accrued expenses                                                                     4,574               3,449
  Non-refundable deposit                                                                 500                   -
  Current portion of long-term debt and capital leases                                21,802               5,193
  Estimated loss on disposal                                                               -               1,000
                                                                            -----------------   -----------------
   Total current liabilities                                                          38,239              18,865

Long-term debt and capital lease obligations                                           4,567              24,743
Other liabilities                                                                      3,259               2,690
Convertible subordinated debt, net                                                     2,040                   -

Commitments and contingencies (Note 23)

Shareholders' Equity:
  Preferred stock ($.01 par value, 50,000,000 authorized; 78,400 and
78,500
     issued and outstanding at September 30, 2000 and 1999, respectively)                  1                   1
  Common stock ($.01 par value, 50,000,000 authorized; 19,921,114 and
     19,898,728 issued and outstanding at September 30, 2000 and 1999,
     respectively)                                                                       199                 199
  Additional paid-in capital                                                          21,744              21,574
  Accumulated deficit                                                               (20,023)             (2,691)
  Treasury stock (130,200 shares at September 30, 2000 and 1999)                       (377)               (377)
  Note receivable                                                                      (500)               (500)
                                                                            -----------------   -----------------
   Total shareholders' equity                                                          1,044              18,206
                                                                            -----------------   -----------------
    Total liabilities and shareholders' equity                                  $     49,149       $      64,504
                                                                            =================   =================


      The accompanying notes are an integral part of these balance sheets.

                                                                            Williams Controls, Inc.
                                                                Consolidated Statements of Shareholders' Equity
                                                                            (Dollars in thousands)
                       Issued                                      Retained
                     Preferred          Issued        Additional   Earnings   Unearned                          Pension     Share-
                       Stock         Common Stock      Paid-in   (Accumulated   ESOP     Treasury     Note     Liability   holders'
                   Shares  Amount   Shares    Amount   Capital      Deficit)   Shares     Stock    Receivable  Adjustment   Equity
                   -----------------------------------------------------------------------------------------------------------------
Balance,
September 30, 1997     -    $  -   17,912,240  $ 179   $ 9,822     $ 7,402     $ (191)   $ (377)     $    -      $    -     $16,835

Net earnings           -       -            -      -         -         312          -         -           -           -         312
Issuance of
   preferred stock  80,000     1            -      -     7,336           -          -         -           -           -       7,337
Dividends on
   preferred stock       -     -            -      -         -        (270)         -         -           -           -        (270)
Common stock
   issued in
   satisfaction
   of note payable       -     -       42,329      1        99           -          -         -           -           -         100
Issuance of stock
   upon exercise
   of stock options      -     -      150,000      1        61           -          -         -           -           -          62
Common stock
   issued to
   affiliate for
   note receivable       -     -      206,719      2       498           -          -          -       (500)          -           -
Reduction of
   unallocated
   ESOP Shares           -     -            -      -         7           -        118          -           -          -         125
Change in pension
   liability
   adjustment            -     -            -      -         -           -          -          -           -       (184)       (184)
Income tax benefit
   of non-qualified
   stock option
   exercises             -     -            -      -        94           -          -          -           -          -          94
                   -----------------------------------------------------------------------------------------------------------------
Balance,
September 30, 1998  80,000     1   18,311,288    183    17,917       7,444        (73)      (377)       (500)      (184)     24,411

Net loss                 -     -            -      -         -      (9,539)         -          -           -          -      (9,539)
Dividends on
   preferred stock       -     -            -      -         -        (596)         -          -           -          -        (596)
Common stock
   issued private
   placement             -     -    1,331,149     13     4,539           -          -          -           -          -       4,552
Equity issuance
   costs                 -     -            -      -    (1,173)          -          -          -           -          -      (1,173)
Issuance of stock
   upon exercise of
   stock options         -     -      201,750      2       167           -          -          -           -          -         169
Common stock
   issued from
   conversion
   of preferred
   stock            (1,500)    -       54,541      1        (1)          -          -          -           -          -           -
Change in pension
   liability
   adjustment            -     -            -      -         -           -          -          -           -        184         184
Reduction of
   unallocated
   ESOP shares           -     -            -       -        7           -         73          -           -          -          80
Income tax
   benefit of
   non-qualified
   stock option
   exercise              -     -            -       -      118           -          -          -           -          -         118
                   -----------------------------------------------------------------------------------------------------------------
Balance,
September 30, 1999  78,500     1   19,898,728     199   21,754      (2,691)         -       (377)       (500)         -      18,206

Net loss                 -     -            -       -        -     (16,744)         -          -           -          -     (16,744)
Dividends on
   preferred stock       -     -            -       -        -        (588)         -          -           -          -        (588)
Equity issuance
   costs                 -     -            -       -      (33)          -          -          -           -          -         (33)
Warrants issued
   in connection
   with convertible
   subordinated debt     -     -            -       -      166           -          -          -           -          -         166
Issuance of stock
   upon exercise
   of stock options      -     -       18,750       -       37           -          -          -           -          -          37
Common stock issued
   from conversion
   of preferred
   stock              (100)    -        3,636       -        -           -          -          -           -          -           -
                   -----------------------------------------------------------------------------------------------------------------
Balance,
September 30, 2000  78,400   $ 1   19,921,114   $ 199  $21,744   $ (20,023)    $    -     $ (377)     $ (500)      $  -     $ 1,044
                   =================================================================================================================

        The accompanying notes are an integral part of these statements.

                             Williams Controls, Inc.
                      Consolidated Statements of Operations
         (Dollars in thousands, except share and per share information)




                                                                        For the year ended September 30,
                                                                     2000             1999             1998
                                                               ----------------- ---------------- ----------------

Net sales                                                           $    67,725     $     61,422      $    57,646
Cost of sales                                                            51,746           44,338           38,278
                                                               ----------------- ---------------- ----------------
  Gross margin                                                           15,979           17,084           19,368

Operating expenses:
 Acquired-in process research and development                                 -            1,750                -
 Research and development                                                 6,713            3,424            2,778
 Selling                                                                  1,876            1,997            2,065
 Administration                                                           8,938            7,666            5,534
 Loss from impairment of assets                                               -            5,278                -
                                                               ----------------- ---------------- ----------------
  Total operating expenses                                               17,527           20,115           10,377

Earnings (loss) from continuing operations                               (1,548)          (3,031)           8,991

Other (income) expenses:
  Interest income                                                          (231)            (343)            (297)
  Interest expense                                                        3,010            2,154            1,805
  Other (income) expense                                                   (154)              85                -
  Equity interest in loss of affiliate                                    5,044              488              506
                                                               ----------------- ---------------- ----------------
   Total other expenses                                                   7,669            2,384            2,014
                                                               ----------------- ---------------- ----------------

Earnings (loss) from continuing operations before income taxes           (9,217)          (5,415)           6,977
Income tax (benefit) expense                                              7,527           (1,487)           2,366
                                                               ----------------- ---------------- ----------------
Net earnings (loss) from continuing operations                          (16,744)          (3,928)           4,611

Discontinued operations:
  Net loss from operations of the agricultural equipment segment              -                -           (1,271)
  Net loss on disposal of the agricultural equipment segment, including $638 and $496 for operating losses during
       phase-out period, respectively                                         -           (5,611)          (1,403)
  Net loss on disposal of automotive accessories segment,
      including $387 for operating losses during phase-out
      period                                                                  -                -           (1,625)
                                                               ----------------- ---------------- ----------------
 Net loss from discontinued operations                                        -           (5,611)          (4,299)
                                                               ----------------- ---------------- ----------------
Net earnings (loss)                                                     (16,744)          (9,539)             312

Dividends on preferred stock                                               (588)            (596)            (270)
                                                               ----------------- ---------------- ----------------

Net earnings (loss) allocable to common shareholders                $   (17,332)   $     (10,135)     $        42
                                                               ================= ================ ================

Earnings (loss) per common share from continuing operations -       $     (0.88)   $       (0.24)     $      0.24
                                                               ----------------- ---------------- ----------------
Loss per common share from discontinued operations - basic          $         -    $       (0.30)     $     (0.24)
                                                               ----------------- ---------------- ----------------

Net earnings (loss) per common share - basic                        $     (0.88)   $       (0.54)     $      0.00
                                                               ----------------- ---------------- ----------------
Weighted average shares used in per share calculation - basic        19,788,031       18,603,057       17,922,558
                                                               ================= ================ ================

Earnings (loss) per common share from continuing
     operations - diluted                                           $     (0.88)   $       (0.24)     $      0.23
                                                               ----------------- ---------------- ----------------
Loss per common share from discontinued operations - diluted        $         -    $       (0.30)     $     (0.23)
                                                               ----------------- ---------------- ----------------
Net earnings (loss) per common share - diluted                      $     (0.88)   $       (0.54)     $      0.00
                                                               ----------------- ---------------- ----------------
Weighted average shares used in per share calculation - diluted      19,788,031       18,603,057       19,808,460
                                                               ================= ================ ================

        The accompanying notes are an integral part of these statements.

                             Williams Controls, Inc.
             Consolidated Statements of Comprehensive Income (Loss)
                             (Dollars in thousands)


                                           For the year ended September 30,
                                        2000           1999             1998
                                     -----------    ------------    ------------

Net earnings (loss)                   $ (16,744)     $  (9,539)        $   312

Change in pension liability
     adjustment                               -            184            (184)
                                     -----------    ------------    ------------

Comprehensive income (loss)           $ (16,744)     $  (9,355)        $   128
                                     ===========    ============    ============















































        The accompanying notes are an integral part of these statements.

                                          Williams Controls, Inc.
                                   Consolidated Statements of Cash Flows
                                          (Dollars in thousands)



                                                                          For the year ended September 30,
                                                                           2000        1999         1998
                                                                        -----------  ----------   ----------
Cash flows from operating activities:
 Net earnings (loss)                                                     $(16,744)   $  (9,539)     $   312
 Adjustments to reconcile net earnings (loss) to net cash provided by continuing operations:
   Loss from discontinued operations                                             -       5,611        4,299
   Depreciation and amortization                                             3,189       2,056        1,406
   Equity interest in loss of affiliate                                      5,044         488          506
   Deferred income taxes                                                     6,896      (2,565)         (96)
   Acquired in-process research and development                                  -       1,750            -
   Loss from impairment of assets                                                -       5,278            -
   Changes in working capital of continuing operations, net of acquisition:
        Receivables                                                           (458)       (141)      (3,739)
        Inventories                                                          1,819         974       (2,213)
        Accounts payable and accrued expenses                                2,696       3,277          722
           Other                                                               494         475          886
                                                                        -----------  ----------   ----------
 Net cash provided by operating activities of continuing operations          2,936       7,664        2,083

Cash flows from investing activities:
 Investment in and loans to affiliate                                            -        (500)      (2,292)
 Proceeds from sale of building                                                  -       1,192            -
 Investment in note receivable                                                   -        (575)      (3,200)
 Payment for acquisition of ProActive                                            -      (6,350)           -
 Payments for property, plant and equipment                                 (2,343)     (2,948)      (2,685)
 Other, net                                                                     43           -            -
                                                                        -----------  ----------   ----------
Net cash used in investing activities of continuing                         (2,300)     (9,181)       (8,177)

Cash flows from financing activities:
 Proceeds from long-term debt                                                1,800       5,592        4,201
 Repayments of long-term debt and capital lease obligations                 (5,898)     (3,987)      (2,079)
 Net proceeds from issuance of convertible subordinated debt                 1,965           -            -
 Net proceeds from issuance of common stock for private placement and
   upon exercise of stock options                                                3       3,548           62
 Preferred dividends                                                          (588)       (596)        (270)
 Issuance of preferred stock                                                     -           -        7,337
                                                                        -----------  ----------   ----------
Net cash provided by (used in) financing activities of continuing
  operations                                                                (2,718)      4,557        9,251

Cash flows from discontinued operations:
   Proceeds from sale of Automotive Accessories segment                          -           -        1,124
   Proceeds from sale of Agricultural Equipment segment                      1,460           -            -
   Net cash used in  operations                                             (1,671)     (1,998)      (3,700)
                                                                        -----------  ----------   ----------

Net cash used in discontinued operations                                      (211)     (1,998)      (2,576)
                                                                        -----------  ----------   ----------

Net increase (decrease) in cash and cash                                    (2,293)      1,042          581

Cash and cash equivalents at beginning of period                             2,323       1,281          700
                                                                        -----------  ----------   ----------

 Cash and cash equivalents at end of period                                $    30    $  2,323     $  1,281
                                                                        ===========  ==========   ==========

Supplemental disclosure of cash flow information:
 Interest paid                                                           $   2,677    $  1,993       $2,189
 Income taxes paid                                                       $     122    $    503       $   90
                                                                        ===========  ==========   ==========


The non-cash activity related to the Company's investing activity is described in notes 4 and 12 and 20, non-cash activity related to the Company's financing activity is described in note 6 and non-cash activity related to the Company's acquisition is described in note 19.

        The accompanying notes are an integral part of these statements.

Notes to Consolidated  Financial Statements
Years Ended September 30, 2000, 1999 and 1998
(Dollars in thousands, except share and per share amounts)


Note 1. Summary of Operations and Current Events

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

Vehicle Components
------------------
Williams  Controls  Industries,   Inc.:  Manufactures  vehicle  components  sold
primarily in the commercial vehicle industry.


ProActive Acquisition Corporation: Conducts research and development activities related to adjustable foot pedals and manufactures electronic throttle controls and adjustable pedal systems for passenger vehicles.


Premier Plastic Technologies, Inc.: Manufactures plastic components for the automotive industry. In July 2000, an agreement to sell Premier Plastic Technologies was signed. See Note 15 of Notes to Consolidated Financial Statements.


NESC Williams, Inc.: Installs conversion kits to allow vehicles to use compressed natural gas and provides natural gas well metering services.


Williams  Technologies,  Inc.:  Supports  all  subsidiaries  of the  Company  by
providing   research  and   development   and  developing   strategic   business
relationships to promote "technology partnering".


Williams World Trade, Inc.: Located in Kuala Lumpur, Malaysia, WWT managed foreign sourcing for subsidiaries of the Company, affiliates and third party customers. Significant portions of WWT's revenues were derived from Ajay Sports, Inc., an affiliate. This subsidiary ceased operations in fiscal 2000.


Electrical Components and GPS
-----------------------------

Aptek Williams, Inc.: Develops and produces sensors, microcircuits, cable assemblies and other electronic products for the telecommunications and the transportation industry, and conducts research and development activities to develop commercial applications of sensor related products for the electronics and automotive markets.


GeoFocus, Inc.: Develops train tracking and cyber-farming systems using global positioning systems ("GPS") and geographical information systems ("GIS"). A letter of intent to sell Geo Focus, Inc. was signed in October 2000. See Note 12 of Notes to Consolidated Financial Statements.



Agricultural Equipment
----------------------

The operations of the subsidiaries comprising the Agricultural Equipment segment were sold in May 2000 and had previously been reported as discontinued operations.


Agrotec Williams, Inc.: Manufactured spraying equipment for the professional lawn care, nursery and pest control industries.

Notes to Consolidated Financial Statements
Years Ended September 30, 2000, 1999, and 1998
(Dollars in thousands, except per share amounts)

Hardee Williams, Inc.: Manufactured equipment used in farming, highway and park maintenance.

Waccamaw Wheel Williams, Inc.: Manufactured solid rubber tail wheels and other rubber products used on agricultural equipment, from recycled truck and bus tires.


Automotive Accessories
----------------------

Kenco/Williams, Inc.: Manufactured, assembled, packaged and distributed truck and auto accessories for the after market parts industries. Substantially all of the assets of Kenco were sold in fiscal 1998.


Current Events
--------------

Going Concern Matters

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements during the years ended September 30, 2000, 1999 and 1998, the Company incurred (losses) income of ($16,744), ($9,539) and $312, respectively. In addition, accounts payable has increased from $9,223 at September 30, 1999 to $11,363 at September 30, 2000; working capital has decreased from $8,912 at September 30, 1999 to a deficit of ($17,678) at September 30, 2000; and stockholders' equity has decreased from $18,206 at September 30, 1999 to $1,044 at September 30, 2000. Also, as described in Note 6 to Consolidated Financial Statements, the Company was not in compliance with the covenants of its credit agreement at September 30, 2000. The credit agreement with the Company's primary bank matures on July 11, 2001, the Company has extended the debt due with another bank and the Company is in default on the payment of certain bank debt as discussed in Note 6 to Consolidated Financial Statements; as a result, the Company has classified its debt owed to its primary bank as a current liability at September 30, 2000. Subsequent to September 30, 2000, the Company reached the borrowing capacity under its credit agreement and required an overadvance from its primary bank to support operations. Due to the lack of borrowing capacity under the credit facility, the Company's working capital deficit, the Company's debts, including accounts payable, and other factors as outlined herein, the Company has a significant lack of liquidity. Accordingly, the Company's continuation as a going concern is dependent upon, among other things, its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms of its credit agreement, to obtain additional financing or refinancing as may be required, and ultimately to attain profitability.

After reviewing its working capital needs, management of the Company estimates that additional working capital for fiscal 2001 of approximately $7,000 will be needed. Management is reviewing how it might reduce the amount of working capital needed and is pursuing alternatives to raise capital, both debt and/or equity. In addition, the Company is reviewing the sale of non-strategic assets and has engaged an investment banking firm to investigate alternatives available to it, including selling all or part of the Company to a third party, obtaining bridge financing to enable the Company to continue operating until such time as a buyer can be identified or sufficient equity and/or debt financing can be raised to support the operations of the Company.

There is no assurance that the Company will be able to obtain adequate working capital in the amounts needed to sustain its operations or sell its business or parts of it in a timely fashion.

The above matters raise a substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Notes to Consolidated Financial Statements
Years Ended September 30, 2000, 1999, and 1998
(Dollars in thousands, except per share amounts)

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

Goodwill and Intangible Assets - Goodwill, which represents the excess of cost over net assets of acquired companies, is being amortized using the straight-line method over periods from 15 to 40 years. At each balance sheet date, management assesses whether there has been an impairment in the carrying value of cost in excess of net assets of businesses acquired, primarily by comparing current and projected sales, operating income and annual cash flows, on an undiscounted basis, with the related annual amortization expenses as well as considering the equity of such companies. Other intangible assets includes developed technology which is being amortized on a straight line basis over the estimated useful life of the asset, or seven years. In addition, intangible assets include the cost of a patent license agreement, which is being amortized on a straight line basis over the shorter of the legal or estimated useful life of the asset, which is eleven years.

Concentration of Risk - The Company invests a portion of its excess cash in debt instruments of financial institutions with strong credit ratings and has established guidelines relative to diversification and maturities that maintain safety and liquidity. The Company has not experienced any losses on its cash equivalents.

The Company sells its products to customers in diversified industries worldwide; however, approximately 96% of its sales from continuing operations are to customers in the Vehicle Components segment. Approximately 60% of the Company's sales from continuing operations are electronic throttle controls ("ETC").

For the years ended September 30, 2000, 1999 and 1998, Freightliner accounted for 23%, 27% and 21%, Navistar accounted for 12%, 15% and 16%, Evart Corporation accounted for 9%, 1% and 0%, Volvo accounted for 6%, 8% and 9% and General Motors accounted for 6%, 5% and 3% of net sales from continuing operations, respectively. Approximately 15%, 20% and 15% of net sales from continuing operations in fiscal 2000, 1999 and 1998, respectively, were to customers outside of the United States, primarily in Canada, Sweden and Mexico, to a lesser extent, in Europe, South America and Australia. See Note 16 of Notes to Consolidated Financial Statements.

Debt Issuance Costs - Costs incurred in the issuance of debt financing are amortized over the term of the debt agreement, approximating the effective interest method.

Revenue Recognition - The Company recognizes revenue upon shipment, when title passes to the customer.

Notes to Consolidated Financial Statements
Years Ended September 30, 2000, 1999, and 1998
(Dollars in thousands, except per share amounts)

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

Notes to Consolidated Financial Statements
Years Ended September 30, 2000, 1999, and 1998
(Dollars in thousands, except per share amounts)

Following is a reconciliation of basic EPS and diluted EPS from continuing operations:


                                       Year Ended                                   Year Ended
                                   September 30, 2000                           September 30, 1999
                                                        Per                                          Per
                                                       Share                                        Share
                             Loss         Shares       Amount             Loss         Shares       Amount
                          ----------    -----------   --------          ---------    -----------    --------
Loss from continuing
    operations            $ (16,744)                                    $ (3,928)
Less - Preferred stock
    dividends                  (588)                                        (596)
                          ----------                                    ---------
Basic EPS-
  Earnings  (loss)
  allocable to
  common shareholders       (17,332)    19,788,031     $ (0.88)           (4,524)    18,603,057     $ (0.24)
                                                      ---------                                    ---------
Effect of dilutive
securities-
  Stock options
    and warrants                  -              -                             -              -
  Convertible
    preferred stock               -              -                             -              -
  Convertible
    subordinated
    debt                          -              -                             -              -
                          ----------    ----------                      ---------    ----------
Diluted EPS-
  Earnings  (loss)
  allocable to
  common shareholders     $ (17,332)    19,788,031     $ (0.88)         $ (4,524)    18,603,057     $ (0.24)
                          ==========    ==========     ========         =========    ==========     ========


                                       Year Ended
                                   September 30, 1998
                                                        Per
                                                       Share
                             Loss         Shares       Amount
                          ----------    -----------   --------
Earnings from continuing
  operations                $ 4,611
Less - Preferred stock
  dividends                    (270)
                          ----------
Basic EPS-
  Earnings allocable
  to common
  shareholders                4,341     17,922,558      $ 0.24
                                                      --------
Effect of dilutive
securities-
  Stock options
    and warrants                  -        564,766
  Convertible
    preferred stock             270      1,321,136
                          ----------    -----------
Diluted EPS-
  Earnings allocable
  to common
  shareholders              $ 4,611     19,808,460      $ 0.23
                          ==========    ==========     ========


At September 30, 2000, 1999 and 1998, the Company had options and warrants covering 3,690,629, 3,548,797 and 582,236 shares, respectively of the Company's common stock outstanding that were not considered in the respective diluted EPS calculations since they would have been antidilutive. In 2000 and 1999, conversion of the preferred shares, and in 2000, conversion of the convertible subordinated debt, would have been anti-dilutive and, therefore, was not considered in the computation of diluted earnings per share.

Notes to Consolidated Financial Statements
Years Ended September 30, 2000, 1999, and 1998
(Dollars in thousands, except per share amounts)

Reclassifications - Certain amounts previously reported in the 1999 and 1998 financial statements have been reclassified to conform to 2000 financial statement classifications.

Fair Value of Financial Instruments - The carrying values of the Company's current assets and liabilities approximate fair values primarily because of the short maturity of these instruments. The fair values of the Company's long-term debt approximated its carrying values because the debt is primarily variable rate debt. The fair value of preferred stock and receivables from an affiliate is not practicable to estimate due to the related party nature of the underlying transaction. The carrying value of the convertible subordinated debt, excluding the value of warrants recorded as debt discount, approximates fair value due to its recent issuance.

Stock-Based Compensation - SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") allows companies to choose whether to account for stock-based compensation on a fair value method, or to continue accounting for such compensation under the method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). The Company has chosen to continue to account for stock-based compensation using APB 25 (see Note 13 of Notes to Consolidated Financial Statements).

Recent FASB Pronouncements - In June 2000 the FASB issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133" ("SFAS 138"). In June 1999 the FASB issued Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities." ("SFAS 137") SFAS 137 is an amendment to SFAS 133, "Accounting for Derivative Instruments and hedging Activities." SFAS 133 and 138 establish accounting and reporting standards for all derivative instruments. SFAS 133 and 138 are effective for fiscal years beginning after June 15, 2000. The Company has made a preliminary assessment of its potential derivative instruments and, based on that assessment does not expect the adoption of SFAS 133 and 138 will have any material impact on the Company's financial position or results of operations.

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



Note 3. Inventories

Inventories consist of the following at September 30:

                                 2000             1999
                                -------          -------
        Raw materials           $ 6,108          $ 6,867
        Work in process           1,088              697
        Finished goods              820            2,264
                                -------          -------
                                $ 8,016          $ 9,828
                                =======          =======

Finished goods include finished product ready for shipment.

Notes to Consolidated Financial Statements
Years Ended September 30, 2000, 1999, and 1998
(Dollars in thousands, except per share amounts)

Note 4. Investment in and Receivables from Affiliate

At September 30, 2000 the Company had notes and accounts receivable from Ajay Sports, Inc. ("Ajay") with a carrying value of $2,115, including a $500 note receivable, reflected as a reduction in the Company's shareholders' equity, relating to the issuance of 206,719 shares of the Company's common stock to Ajay. Ajay manufactures and distributes golf accessories and outdoor leisure furniture primarily to retailers in the United States and during 1999, purchased ProGolf Discount ("Pro Golf"), a franchisor of golf equipment and accessories retail stores. The Company has manufacturing rights in certain Ajay facilities through 2002 under a joint venture agreement. On June 1, 2000 Ajay adopted a strategic plan calling for the liquidation of its Delavan, Wisconsin operations (Ajay Leisure Products, Inc., Palm Springs Golf Inc., and Prestige Golf Inc.) and the sale of its Baxter, Tennessee operation (Leisure Life, Inc.). During June 2000, Ajay closed its Mexicali, Mexico facility and in August 2000, completed the closing of the Wisconsin facility.

The Company's note and accounts receivable from affiliate at September 30, 2000 is comprised of a secured note receivable with a carrying amount of $1,020 and accounts receivable of $595. In addition, the Company could be obligated to advance to Ajay up to an additional $1,515 under the terms of an intercreditor agreement. The chairman of the Company has provided a guarantee of certain of the loans to Ajay. The accounts receivable due from Ajay are for unpaid interest and fees incurred during the years ended September 30, 2000 and 1999. At September 30, 1999 the Company had an investment in Ajay preferred stock, note and accounts receivable with carrying amounts of $4,565, $1,587 and $246, respectively.

Prior to July 11, 1997, the Company had guaranteed Ajay's $13,500 credit facility and charged Ajay a fee of 1/2 of 1% per annum on the outstanding loan amount for providing this guaranty. From July 11, 1997 through June 30, 1998, the Company and Ajay had a joint and several loan obligation to a bank. On June 30, 1998, the Company restructured its investment in Ajay (the "Ajay Restructuring"). The objective of the Ajay Restructuring was to separate the Company's and Ajay's financing, eliminate Ajay's dependency on the Company for capital and provide Ajay with adequate working capital to grow its operations and improve shareholder value, which would benefit the Company. The restructuring provides Ajay three years to improve shareholder value at which time the notes receivable become due and payable. No dividends are accrued and payable on the preferred stock through July 31, 2001. The preferred stock dividend rate increases to an annual rate of 17% in 2001 and 24% in 2002, rates which the Company believes would require Ajay to raise capital from new sources to redeem the preferred stock.

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

The secured promissory notes bear an annual interest rate of 16% payable monthly, subject to increase based upon a calculation provided for in the agreement. In addition, Ajay has agreed to pay the Company annual administrative fees of $90 and a management fee for sourcing products overseas in the amount of $80 annually.

The Company owns 686,274 shares of common stock in Ajay, which represents approximately 16% of Ajay's outstanding common stock at September 30, 2000. In addition, the company has options to purchase 1,851,813 shares of common stock at an exercise price of $1.08. The investment is recorded on the equity method of accounting due to the common ownership of Ajay and the Company by the chairman of the Company, who is also the chairman of Ajay. For the three years ended September 30, 2000, 1999, and 1998, the Company reported losses on its investment in Ajay in the amount of $5,044, $488, and $506, respectively. During the year ended September 30, 2000, the Company applied the provisions of Emerging Issues Task Force 99-10 "Percentage Used to Determine the Amount of Equity Method Losses" ("EITF 99-10") in the calculation of Equity Interest in Loss of Affiliate in the Consolidated Financial Statements. This pronouncement provides for the percentage of ownership to be determined by the liquidation order of the investment held to the total of each particular level of investment held by the investor contained in the financial statements of the investee. For the years ended September 30, 1999 and 1998, the Equity Interest in Loss of Affiliate was computed utilizing the percentage of common stock ownership held

Notes to Consolidated Financial Statements
Years Ended September 30, 2000, 1999, and 1998
(Dollars in thousands, except per share amounts)

by Williams in Ajay. The effect of EITF 99-10 in 2000 was to substantially increase the Company's equity interest in loss of affiliate from amounts that would have been recorded using only the percentage of common stock ownership. During 1999, the investment in Ajay common stock was reduced to zero in the Consolidated Balance Sheet as a result of the Company's equity interest in Ajay's losses since acquisition. During the year ended September 30, 2000 and 1999, the Company's investment in Ajay's preferred stock was reduced by $4,565 and $435, respectively, as a result of continuing recognition of the Company's equity interest in Ajay's losses. In addition, during the year ended September 30, 2000, the Company's investment in note receivable from Ajay was reduced from $1,587 to $1,020, as a result of continuing recognition of the Company's equity interest in Ajay's losses.

Based upon the closing bid price, the market value of the investment in Ajay common shares was approximately $182 at September 30, 2000.

Following is a summary of condensed unaudited financial information of Ajay as of and for the twelve months ended September 30, 2000, 1999 and 1998.


                                2000             1999            1998
                             (unaudited)      (unaudited)     (unaudited)
                             -----------      -----------     -----------

Current assets                 $ 2,539          $ 9,193         $ 9,584
Other assets                    29,093           15,243           4,212
                             -----------      -----------     -----------
                               $31,632          $24,436         $13,796
                             ===========      ===========     ===========

Current liabilities            $ 2,276          $ 4,949         $ 2,030
Other liabilities               25,796           18,128           8,003
Common and preferred
   shareholders' equity          3,560            1,359           3,763
                             -----------      -----------     -----------
                               $31,632          $24,436         $13,796
                             ===========      ===========     ===========

Loss, including loss
   from discontinued
   operations, before
   income tax benefit          $(9,956)         $(2,713)        $(2,858)
                             ===========      ===========     ===========

At September 30, 2000, Ajay had approximately 4,120,000 common shares outstanding. In addition to the company's options and convertible preferred stock at September 30, 2000, Ajay had outstanding preferred stock that is
convertible  to  approximately   1,686,000  shares  of  Ajay  common  stock  and
outstanding options and warrants to purchase approximately 834,000 shares of Ajay common stock at prices ranging from $1.08 to $6.00 per share (unaudited). An officer of Ajay provided management services to the Company as an officer of the Company. Ajay was reimbursed approximately $114 in total for his fiscal 1999 and 1998 time and services. The Company accepted the officer's resignation in December 1998.

Notes to Consolidated Financial Statements
Years Ended September 30, 2000, 1999, and 1998
(Dollars in thousands, except per share amounts)


Note 5. Goodwill and Intangible Assets

At September 30, goodwill and intangible assets consist of the following:

                                             2000             1999
                                         ------------     ------------
Goodwill                                 $    2,955        $   2,955
Developed technology                          1,820            1,820
Patent and patent license agreement           1,439            1,439
Less accumulated amortization                (1,049)            (450)
                                         ------------     ------------
                                         $    5,165        $   5,764
                                         ============     ============

Amortization expense on intangible assets was $599, $173 and $85 for the years ended September 30, 2000, 1999 and 1998, respectively.



Note 6. Financing Arrangements

Debt - On June 30, 1998, the Company restructured its credit facility with a bank (the "Bank") to consist of a revolving credit facility of up to $16,500, a $3,100 term loan (Term Loan I) and a $2,700 real estate loan. In December 1998, the Company borrowed $2,500 under Term Loan II. In July 1999, the Company borrowed $2,500 under Term Loan III. In February 2000, the Company borrowed $1,000 as an overadvance (Term Loan IV) of its credit agreement. Under the revolver, the Company can borrow up to $14,000 (as per amendment to the credit agreement) based upon a borrowing base availability calculated using specified percentages of eligible accounts receivable and inventory. The revolver bears interest at the Bank's prime rate plus 2.00% (11.50% at September 30, 2000.) The Real Estate and Term Loan I loans bear interest at the Bank's prime rate plus 2.25% and Term Loan III and an overadvance bear interest at the banks prime rate plus 3.25%. The loans under the revolving credit facility mature on July 11, 2001. The Real Estate loan is being amortized over twenty years and Term Loan I is being amortized over seven years with all remaining principal outstanding due at July 11, 2001. The advance under Term Loan II was repaid during 2000. Term Loan III is being amortized over eighteen months, with an original maturity date of February 2000. The overadvance is non-amortizing with an original maturity of July 15, 2000. Subsequent amendments to the credit agreement provide for payment by November 15, 2000, of both Term Loan III and the overadvance. The Company did not repay Term Loan III or the overadvance as per the amended due date, and is in default under the terms of the credit agreement under this provision. All loans are secured by substantially all of the assets of the Company.

The loan agreement prohibits payment of dividends by the Company except for the Series A Preferred dividend, and requires the Company to maintain minimum working capital of $12,000 and minimum tangible net worth, as defined, of $11,500. The loan also prohibits additional indebtedness and common stock repurchases except for through the use of proceeds from stock options exercised, and restricts capital expenditures to an amount not to exceed $10,500 for the two years ended September 30, 1999 and not to exceed $2,500 annually thereafter. In addition, the loan limits incremental operating lease obligations to $600 annually. Fees under the loan agreement include an unused revolver fee of .25% and a prepayment penalty fee declining from 3% in 1998 to .5% in the year 2001. The prepayment fee is waived if the loan is repaid with proceeds from the sale of assets or is refinanced with an affiliate of the Bank. At September 30, 2000, the Company was not in compliance with its debt covenants for debt with the Bank and was in default on debt payments to the Bank for Bank Term Loans III and IV. No waivers have been obtained and the default has not been cured. Accordingly, all of the debt with the Bank of $20,362 has been classified as current liabilities in the accompanying Consolidated Balance Sheet at September 30, 2000.

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

Notes to Consolidated Financial Statements
Years Ended September 30, 2000, 1999, and 1998
(Dollars in thousands, except per share amounts)


Prior to July 11, 1997, the Company had guaranteed the bank debt of Ajay with a previous lender which debt was in default under Ajay's loan agreement. The Company and Ajay refinanced their bank debt on July 11, 1997 with the Bank under a $34,088 three-year revolving joint and several liability credit and term loan agreement. As a result of a shortfall in Ajay's available collateral, the previous lender provided bridge financing of $2,340 to Ajay under an inter-creditor agreement. The bridge loan is to be repaid from any proceeds from the sale of Kenco, the sale of other assets, from a specified percentage of future Ajay and Company cash flow and from monthly principal payments by Ajay. The balance of the bridge loan was $1,515 at September 30, 2000.


The Company's long-term debt consists of the following at September 30:

                                                2000                1999
                                              --------            --------
Bank  revolving  credit  facility             $ 12,547            $ 14,278
due July 11,  2001;  balance  bearing
interest at a variable rate of 11.50%
at September 30, 2000.

Bank Term  Loan I, due July 11,  2001,           3,595               3,426
balance  bearing  interest  at a
variable  interest  rate of 11.75% at
September  30,  2000,  payable in
monthly  installments  of $47 through
November then  increasing to $137
commencing on December 1, 2000,
with remaining  balance of $2,405
due at maturity.

Bank Term Loan II, balance paid on
July 1, 2000                                         -                 709

Bank Term Loan III, due November 15,               972               2,500
2000 with  variable  interest  rate
of  12.75% at September  30,  2000,
payable in monthly  installments of
$139 with remaining balance of $694
due at maturity.

Bank Term Loan IV,  due November 15,             1,000                   -
2000 with variable  interest rate of
12.75%   at   September  30,   2000,
with    principal     and    accrued
interest payable at maturity.

Bank Real Estate loan,  due July 11,             2,248               2,381
2001,  variable interest rate 11.75%
at September  30, 2000,   payable in
monthly  installments  of $11,  with
remaining  balance of  $2,138 due at
maturity.

Unsecured debt, due February 1, 2005,              700                 700
variable  interest  rate  (10.5%  at
September 30, 2000),  interest only,
balance due at maturity.

Real Estate loan,    due October 15, 2001,         467                 570
variable interest rate (11.5% at September
30, 2000), payable in monthly installments of $8, with remaining balance of $367 due at maturity.

Other                                                -                   5
                                             ------------       -------------
                                                21,529              24,569
Less current portion                            20,462               4,188
                                             ------------       -------------
                                              $  1,067            $ 20,381
                                             ============        ============

Notes to Consolidated Financial Statements
Years Ended September 30, 2000, 1999, and 1998
(Dollars in thousands, except per share amounts)

Maturities of long-term debt at September 30, 2000, reflecting debt in default as current, are as follows:

                2001            $ 20,462
                2002                 367
                2003                   -
                2004                   -
                2005                 700
                Thereafter             -
                                --------
                                $ 21,529
                                ========

Capital Leases - The Company has acquired certain assets, primarily machinery and equipment, through capital leases. The leases have terms ranging from three to seven years, and are payable in monthly and quarterly installments with interest (at rates ranging from 7.5% to 10.5%).

Future minimum lease payments under capital leases are as follows for the years ending September 30:

                                2001                    1,691
                                2002                    1,644
                                2003                      956
                                2004                      765
                                2005                      535
                          Thereafter                       34
                                                       ------
  Total future minimum lease payments                   5,625
  Less - amount representing interest                     785
                                                       ------
  Present value of future minimum lease payments        4,840
  Less - current portion                                1,340
                                                       ------
                                                       $3,500
                                                       ======

During 2000 and 1999, the Company incurred additional capital leases of $458 and $1,819, respectively. Capital lease obligations totaled $5,367 at September 30, 1999. The current portion of capital lease obligation totaled $1,005 at September 30, 1999. Capital lease obligations, all of which were incurred in fiscal 1998, totaled $4,146 at September 30, 1998.


Convertible Subordinated Debt - In April, 2000, the Company issued 7.5% convertible subordinated debentures in an aggregate principal amount of $2,140, due March 31, 2003 including $140 issued in lieu of the underwriting fee. Net proceeds to the Company after expenses, excluding the value of warrants issued, were $1,965 and were used for general working capital purposes. The debentures are unsecured obligations, subordinate to all senior indebtedness (as defined). The debentures are convertible into shares of the Company's common stock, par value $.01 per share, at a conversion price of $2.00 per share. In addition, the Company issued to each purchaser of debentures a three year warrant to purchase common stock of the Company equal to 20% of the shares of common stock into

Notes to Consolidated Financial Statements
Years Ended September 30, 2000, 1999, and 1998
(Dollars in thousands, except per share amounts)

which such purchaser's debenture is convertible. The exercise price of the warrants is $2.375 per share. The Company issued the placement agent a five year warrant to purchase shares of the Company's common stock equal to 7.0% of the total shares of common stock issuable upon the conversion of the debentures. The exercise price of the placement agent warrants is $2.40 per share. The fair value of warrants issued, totaling $166, is included as "Warrants issued in connection with convertible subordinated debt" in the accompanying Consolidated Statements of Shareholders' Equity with an offset of $110 against the "Convertible Subordinated Debt" for the warrants issued to debenture holders and an increase of $56 in other assets for the placement agent warrants in the accompanying Consolidated Balance Sheet. The discount of the debentures and the debt issuance costs are being amortized using the effective interest method over the lives of the debentures.

The conversion price for the convertible subordinated debt shall be adjusted if the Company sells or distributes common stock, options or warrants to purchase common stock or securities convertible into common stock at a price below the conversion price of the convertible subordinated debt, subject to certain exceptions defined in the agreement. The formula for adjustment is as defined in the agreement.

Upon a change in control, each holder of convertible subordinated debt, within 15 days of the change in control, may elect to accelerate the maturity date of the convertible subordinated debt held by such holder to a date not less than 30 but not more than 45 days after the date of notice by the Company of the change in control.

In the event of default by the Company on any debt agreement in excess of $250,000, a holder owning 15% or more of the convertible subordinated debt may, at their option, declare the principal and accrued interest due and payable immediately. No holders own 15% or more of the convertible subordinated debt and therefore the default by the Company on certain of its debt payments with its primary Bank has had no impact on the maturity date of the convertible subordinated debt.


Note 7. Patent License Agreement

In conjunction with the acquisition in 1999 of the ProActive Pedals division of Active Tool & Manufacturing Co., Inc., (Note 19) the Company entered into a patent license agreement with a private inventor, under which the Company holds an exclusive, worldwide license for three patents covering adjustable foot pedals. The license agreement remains in effect for the life of the patents. The Company paid an initial license fee of $600 and the agreement requires yearly minimum payments of $95 to the inventor for a period of approximately ten years. Accrued minimum royalties consist of the following at September 30:

                                                        2000           1999
                                                   -------------- -------------
           Minimum future royalties                     $   950      $  1,045

            Less imputed interest                          (389)         (406)
                                                   -------------- -------------
            Present value of payments                       561           639
            Less current portion included in
                 Accrued expenses                           (34)          (78)
                                                   -------------- -------------

            Long-term portion included in
                 Other Liabilities                      $   527       $   561
                                                   ============== =============

Note 8. Pension Plans

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

Notes to Consolidated Financial Statements
Years Ended September 30, 2000, 1999, and 1998
(Dollars in thousands, except per share amounts)



                                                         Salaried Employees Plan             Hourly Employees Plan
September 30,                                               2000           1999               2000           1999
                                                     -------------------------------     ------------------------------
Change in benefit obligation:
Benefit obligation at beginning of year                    $      3,546    $  3,300          $     3,732    $    3,792
Service cost                                                        147         103                  159           133
Interest cost                                                       269         219                  283           251
Actuarial (gain)                                                   (560)         42                 (221)         (313)
Benefits paid                                                      (144)       (118)                (139)         (131)
                                                     -------------------------------     ------------------------------
Benefit obligation at end of year                          $      3,258   $   3,546          $     3,814    $    3,732
                                                     -------------------------------     ------------------------------



Notes to Consolidated Financial Statements
Years Ended September 30, 2000, 1999, and 1998
(Dollars in thousands, except per share amounts)


                                                         Salaried Employees Plan             Hourly Employees Plan
September 30,                                               2000           1999               2000           1999
                                                     -------------------------------     ------------------------------
Change in plan assets:
Fair value of plan assets at beginning of year             $      3,191    $  2,916          $     3,608    $    3,180
Actual return on plan assets                                        308         393                  244           559
Benefits paid                                                     (144)       (118)                (139)         (131)
                                                     -------------------------------     ------------------------------
Fair value of plan assets at end of year                   $      3,355    $  3,191          $     3,713    $    3,608
                                                     -------------------------------     ------------------------------
Funded status                                                        97       (355)                (101)         (124)
Unrecognized actuarial (gain) loss                                (381)         209                (272)         (123)
Unrecognized prior service cost                                   (102)       (114)                 250           292
                                                     -------------------------------     ------------------------------
Net amount recognized                                      $      (386)    $  (260)          $     (123)      $     45
                                                     -------------------------------     ------------------------------

Amounts recognized in the statement of Financial position consist of:
         Prepaid benefit cost                              $          -    $      -          $         -      $     45
         Accrued benefit liability                                (386)       (260)                (123)          (74)
         Intangible asset                                             -           -                    -            74
                                                     -------------------------------     ------------------------------
Net amount recognized                                      $      (386)    $  (260)          $     (123)      $     45
                                                     -------------------------------     ------------------------------

Weighted-average assumptions as of September
30,                                                        2000            1999               2000           1999
                                                     -------------------------------     ------------------------------
Discount rate                                                    7.75%        8.00%               7.75%          8.00%
Expected return on plan assets                                    9.00         9.00                9.00           9.00
Rate of compensation increase                                     4.00         4.00                   -              -


                                                         Salaried Employees Plan           Hourly Employees Plan
                                                        2000       1999       1998         2000      1999      1998
                                                     ---------------------------------    -----------------------------
Components of net periodic benefit cost for
the years ended September 30:

Service Cost                                           $    147      $  103     $ 105      $  159      $ 133  $    129
Interest Cost                                               269         219       213         283        251       266
Expected return on plan assets                            (278)       (257)     (273)       (315)      (280)     (307)
Amortization of prior service cost                         (12)        (12)      (12)          41         41        41
Amortization of (gain) loss                                   -           -         -           -          7         -
                                                     ---------------------------------    -----------------------------
Net periodic benefit cost                               $   126      $   53     $  33      $   168     $  152 $    129
                                                     ---------------------------------    -----------------------------



The projected benefit obligation, accumulated benefit obligation, and the fair value of plan assets for the hourly employees plan with accumulated benefit obligations in excess of plan assets were $3,732, $3,637 and $3,608, respectively as of September 30, 1999.

Notes to Consolidated Financial Statements
Years Ended September 30, 2000, 1999, and 1998
(Dollars in thousands, except per share amounts)


Note 9. Property, Plant and Equipment

At September 30, 2000 and 1999, property, plant and equipment consist of the following:

                                                 2000            1999
                                                -------         -------
        Land and land improvements              $ 2,545         $ 2,499
        Buildings                                 7,953           6,241
        Machinery and equipment                  16,791          15,966
        Office furniture and equipment            8,516           4,368
                                                -------         -------
                                                $35,805         $29,074
        Less accumulated depreciation           (14,319)        ( 8,299)
                                                -------         -------
                                                $21,486         $20,775
                                                =======         =======



Capital leases for machinery and equipment and office furniture and equipment included above were $5,257 and $6,490 at September 30, 2000 and 1999, respectively. Accumulated depreciation on capital leases was $1,092 and $673 at September 30, 2000 and 1999, respectively.



Note 10. Impairment of Assets

During the year ended September 30, 1999 the Company recognized a $5,278 loss from the impairment of assets related to Kenco, the Company's former Automotive Accessories segment, consisting of the following items:

       Impairment of non-voting preferred stock and notes and
           accounts receivable                                     $4,655
       Impairment of property                                         623
                                                                   ------
       Total loss from impairment of assets                        $5,278
                                                                   ======

At the date the impairment loss was taken, the Company had non-voting preferred stock and notes and accounts receivable related to Kenco of $797 and $3,858. Since the sale of the operating assets of Kenco to Kenco Products, Inc. ("KPI") in 1998, KPI has reported operating losses and experienced cash flow and other financing difficulties. In addition, KPI has not made any payments on its notes and accounts payable to the Company. In 1999, KPI filed for bankruptcy in consideration of this and after evaluation of the business prospects of KPI and its need for additional capital, the Company determined it was not probable that it would recover the value of the preferred stock and notes and accounts receivable, and an impairment loss totaling $4,655 was recorded for the year ended September 30, 1999.

In addition, the Company recorded an impairment loss related to certain property retained from the Kenco sale. The majority of the impairment loss for property related to the sale in July 1999 of a building and land that were being leased by KPI from the Company. This property was sold, and after retiring $891 of debt secured by the property, resulted in cash proceeds of $1,192. The proceeds to the Company, after deducting approximately $692 of expenses to assist in the relocation of KPI and to ready the building for sale were paid to a previous lender, on behalf of an affiliated company, under the terms of an intercreditor agreement. The estimated loss on the sale of land and building, which has been recorded in loss from impairment of assets, is $528.

Notes to Consolidated Financial Statements
Years Ended September 30, 2000, 1999, and 1998
(Dollars in thousands, except per share amounts)

Note 11. Income Tax Expense (Benefit)

The provision for income tax expense (benefit) is as follows for the years ended September 30:

                                            2000           1999        1998
                                           ------        --------     -------
        Continuing operations:
           Current                         $  631         $1,078       $2,462
           Deferred                         6,896         (2,565)         (96)
                                           ------        --------     -------
                                            7,527         (1,487)       2,366

        Discontinued operations                 -         (3,189)      (2,932)
                                           ------        --------     -------
                                           $7,527        $(4,676)     $ (566)
                                           ======        ========     =======

The reconciliation between the effective tax rate and the statutory federal tax rate on earnings (loss) from continuing operations as a percent for 1999 and 1998 is as follows:

                                                      1999       1998
                                                    --------     ------
        Statutory federal income tax rate             (34.0)      34.0
        State taxes, net of federal income
                tax benefit                            (4.0)       4.0
        Credits for state income tax
                refunds                                   -       (8.4)
        Effect of change invaluation                    8.8        3.2
                allowance
        Other                                           1.7        1.1
                                                    --------     ------
                                                      (27.5)      33.9
                                                    ========     ======

The Company recorded an income tax expense of $7,527, as opposed to an expected benefit, for the 2000 loss as a result of providing a 100% valuation allowance on the net deferred tax assets.

Notes to Consolidated Financial Statements
Years Ended September 30, 2000, 1999, and 1998
(Dollars in thousands, except per share amounts)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 2000 and 1999 are as follows:


                                                                           2000                  1999
                                                                      ----------------------------------
Deferred tax assets:
Inventories, due to obsolescence reserve and additional
  costs inventoried for tax purposes pursuant to the
  Tax Reform Act of 1986                                                      $ 394               $ 253
Warranty reserves                                                               307                 550
Accrual for compensated absences                                                177                 130
Accrual for retiree medical benefits                                            856                 689
Accounts receivable reserves                                                    361                 225
Estimated loss from writedown of assets of automotive
  accessories segment                                                             -               1,824
Estimated loss on disposal of agriculture equipment segment                   2,522               3,105
Equity interest in loss on affiliate                                          2,642                 705
Tax gain on sale/leaseback                                                      628                 628
In-process research and development                                             627                 672
Accrued other reserves                                                          263                 249
Federal net operating loss carryforwards                                      2,280                   -
State net operating loss carryforwards                                        2,245               1,835
                                                                      ----------------------------------

Total deferred tax assets                                                    13,302              10,865
Less valuation allowance                                                    (11,356)             (2,310)
                                                                      ----------------------------------
Deferred tax assets, net of valuation allowance                               1,946               8,555
                                                                      ----------------------------------

Deferred tax liabilities:
   Plant and equipment, principally due to differences
    in depreciation and amortization                                          1,946               1,659
                                                                      ----------------------------------
Net deferred income tax assets                                                  $ -             $ 6,896
                                                                      ==================================

Current deferred income tax assets                                          $ 4,024             $ 3,871
Long-term deferred income tax assets                                          9,278               6,994
Long-term deferred income tax liabilities                                    (1,946)             (1,659)
Valuation allowance                                                         (11,356)             (2,310)
                                                                      ----------------------------------
                                                                                $ -             $ 6,896
                                                                      ==================================


At September 30, 2000, the Company has approximately $6,700 of federal net operating loss carryforwards which are available to the Company and expire through 2019. At September 30, 2000, the Company has approximately $38,000 of state net operating loss carry forwards which are available to the Company in certain state tax jurisdictions and expire in 2006 through 2014. During the year ended September 30, 2000, in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", the Company increased its valuation allowance by $9,046 such that the net deferred tax assets are fully reserved, due to the uncertain realizability of the amounts.

Notes to Consolidated Financial Statements
Years Ended September 30, 2000, 1999, and 1998
(Dollars in thousands, except per share amounts)

Note 12. Sale of GeoFocus, Inc.

On October 25, 2000, the Company announced it had signed a letter of intent for the sale of the GPS equipment subsidiary, GeoFocus, Inc. Proceeds are expected to be $2,750 and the assumption of certain liabilities, with incentives that could increase cash payment to $3,350 if certain operating objectives are met. A gain is expected to be realized under the terms of the letter of intent.

Closing of the transaction is subject to customary closing conditions, and the buyer's ability to obtain sufficient financing. The transaction has not been completed and there is no assurance that the transaction will be completed. No other plan to dispose of GeoFocus has been adopted. Accordingly, GeoFocus continues to be consolidated in the accompanying consolidated financial statements. Total assets of GeoFocus at September 30, 2000 were not material to the consolidated financial statements. Net sales and loss from operations of GeoFocus were $737 and $(561), respectively, for the year ended September 30, 2000.



Note 13. Shareholders' Equity

Common Stock - In July 1999, the Company completed a private placement of 1,244,065 shares of common stock of the Company and received net proceeds of $3,379. In addition, 87,084 shares of the Company's common stock were issued in lieu of the underwriting fee, for a total of 1,331,149 shares issued in conjunction with the offering. For every share issued in the private placement, the purchasing shareholders received warrants to purchase .35 common shares or 465,902 additional shares of common stock, at $3.125 per share. In addition, for every share issued to the placement agent, the placement agent received warrants to purchase .35 common shares, or 87,084 additional shares of common stock, at $3.30 per share. The warrants issued may be exercised at any time over the next five years. The fair value of such warrants and the shares in lieu of the underwriting fee, totaling $1,118, is included in "Common stock issued in private placement" with a corresponding charge to "Equity issuance costs" in the accompanying Consolidated Statements of Shareholders' Equity.


Preferred Stock - In April 1998, the Company completed a private placement of 80,000 shares of Series A convertible redeemable preferred stock at $100 per share, or $8,000 in gross proceeds and received net proceeds of $7,337. The preferred stock bears a dividend rate of 7.5%, which is payable quarterly, and was convertible at the option of the holder into 2,909,091 shares of the Company's common stock. Dividends are cumulative and have preference over other equity distributions. The preferred stock conversion price shall be adjusted if the Company sells or distributes common stock, options or warrants to purchase common stock or securities convertible into common stock at a price below the preferred stock conversion price. The formula for adjustment is as defined in the agreement. As a result of the issuance of the convertible subordinated debt in April 2000, the preferred stock conversion price was adjusted to approximately $2.70. The revised conversion price does not represent a beneficial conversion feature to the holders of the preferred stock.

The preferred stock is redeemable at the Company's option anytime after April 21, 2001. The preferred stock is not mandatorily redeemable. In addition, the Company can force conversion of the preferred stock into common shares if the Company's common stock trades at or above $4.125 for twenty out of thirty consecutive trading days. Holders of the Series A preferred stock are entitled to a number of votes equal to those they would have assuming conversion into common stock, without taking into account fractional shares. The preferred stock has priority over other classes of capital stock upon liquidation.

The preferred stock also has change of control provisions that allow the holders to, upon the occurrence of certain events, maintain the value of the preferred stock or convert at the lower of the conversion price at the time of a transaction or the price per share of common stock payable in the change of control transaction.

Notes to Consolidated Financial Statements
Years Ended September 30, 2000, 1999, and 1998
(Dollars in thousands, except per share amounts)

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

Stock Options and Warrants - The Company had issued stock options and warrants at exercise prices ranging from $.41 - $3.63 per share, the market value at the date of issuance. All remaining unexercised options and warrants under this plan expired in fiscal 2000. The stock option activity during the periods indicated is as follows:

                                                                Shares
                                              Subject to        Option
                                               Options          Prices
                                             ----------       ----------

        Outstanding at September 30, 1997     340,000         $0.41-3.63

        Exercised                            (150,000)              0.41
                                             ----------       ----------
        Outstanding at September 30, 1998     190,000          0.41-3.63

        Exercised                            (150,000)              0.41
        Cancelled                             (10,000)                 -
                                             ----------       ----------
        Outstanding at September 30, 1999      30,000               3.63

        Cancelled                             (30,000)              3.63
                                             ----------       ----------
        Outstanding at September 30, 2000           -         $        -
                                             ==========       ==========


The Company currently has two qualified stock option plans. The Company adopted the 1993 Stock Option Plan ("the 1993 Plan") which reserves an aggregate of 1,500,000 shares of the Company's common stock for the issuance of stock options which may be granted to employees, officers and directors of and consultants to the Company. Under the terms of the 1993 Plan, the Company may grant "incentive stock options" or "non-qualified options" at not less than the fair market value on the date of grant. Options granted under the 1993 Plan are exercisable as to 25 percent of the shares covered thereby commencing six months after the earlier of the date of grant or the date of employment, and as to an additional 25%, cumulatively, on the first, second and third anniversaries of the date of grant, and expire ten years after the date of grant. In each of January, 1998 and in February, 1999, the Company reserved an additional 1,500,000 shares of the Company's common stock for the issuance of stock options under the 1993 Plan. At September 30, 2000, the Company had 1,984,393 shares available for future grants.

Notes to Consolidated Financial Statements
Years Ended September 30, 2000, 1999, and 1998
(Dollars in thousands, except per share amounts)

Stock option activity during the periods indicated under the 1993 Plan is as follows:


                                        Shares            Shares
                                     Available for      Subject to      Option
                                         Grant           Options        Prices
                                    --------------------------------------------

Outstanding at September 30, 1997       388,125        1,111,875  $  1.94 - 3.63

Additional shares reserved            1,500,000                -               -
Granted                              (1,183,887)       1,183,887     2.31 - 3.00
Canceled                                117,975         (117,975)    1.94 - 2.94
                                    --------------------------------------------
Outstanding at September 30, 1998       822,213        2,177,787     1.94 - 3.63

Additional shares reserved            1,500,000                -               -
Granted                                (744,000)         744,000     2.06 - 3.00
Exercised                                     -          (51,750)    1.94 - 2.50
Canceled                                137,862         (137,862)    1.94 - 3.63
                                    --------------------------------------------
Outstanding at September 30, 1999     1,716,075        2,732,175     1.94 - 3.00

Granted                                 (64,000)          64,000     1.50 - 2.50
Exercised                                     -          (18,750)           1.94
Canceled                                332,318         (332,318)    1.94 - 3.00
                                    --------------------------------------------
Outstanding at September 30, 2000     1,984,393        2,445,107   $ 1.50 - 3.00
                                    --------------------------------------------




During 1996 the shareholders of the Company approved a stock option plan which reserves an aggregate of 200,000 shares of the Company's stock for non-employee Directors of the Company (the "1995 Plan"). The 1995 Plan provides for automatic granting of 10,000 options to each non-employee director of the Company at a price equal to the market value on the date of grant which is the date of the annual shareholders' meeting each year, exercisable for 10 years after the date of the grant. These options are exercisable as to 25% of the shares thereby on the date of grant and as to an additional 25%, cumulatively on the first, second and third anniversaries of the date of grant. In March 2000, the company reserved an additional 200,000 share of the Companies common stock for the issuance of stock options under the 1995 plan. At September 30, 2000 there were 200,000 shares available for grant under the 1995 Plan.

Notes to Consolidated Financial Statements
Years Ended September 30, 2000, 1999, and 1998
(Dollars in thousands, except per share amounts)


Stock option activity during the periods indicated under the 1995 Plan is as follows:


                                       Shares          Shares
                                   Available for     Subject to
                                      Grant           Options      Option Prices
                                   --------------   ----------     -------------

Outstanding at September 30, 1997     110,000        90,000        $ 2.66 - 3.66

Granted                               (30,000)       30,000                 2.44
                                   ---------------------------------------------
Outstanding at September 30, 1998      80,000       120,000          2.44 - 3.66

Granted                               (50,000)       50,000                 2.68
                                   ---------------------------------------------
Outstanding at September 30, 1999      30,000       170,000          2.44 - 3.66

Additional shares reserved            200,000
Granted                               (30,000)       30,000                2.125
                                   ---------------------------------------------
Outstanding at September 30, 2000     200,000       200,000       $ 2.125 - 3.66
                                   =============================================


Statement of Financial Accounting Standards No. 123

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

The Company has elected to account for its stock-based compensation plans under APB 25; however, the company has computed, for pro forma disclosure purposes, the value of all options granted during the years ended September 30, 2000, 1999 and 1998, using the Black-Scholes option pricing model as prescribed by SFAS 123 using the following weighted average assumptions for grants:

                                               2000       1999      1998
                                             --------   --------   -------
        Risk-free interest rate                 6.40%     5.13%      6.00%
        Expected dividend yield                    0%        0%         0%
        Expected lives                       7 years    7 years    7 years
        Expected volatility                     53.6%     55.5%      57.1%


Using the Black-Scholes methodology, the total value of options granted during the years ended September 30, 2000, 1999 and 1998, was $133, $1,064 and $1,458
respectively, which would be amortized on a pro forma basis over the vesting period of the options (typically three years). The weighted average per share fair value of options granted during the years ended September 30, 2000, 1999 and 1998, was $1.28, $1.36 and $1.60 respectively. If the Company had accounted for its stock-based compensation plans in accordance with SFAS 123, the Company's net earnings (loss) and net earnings (loss) per share would approximate the pro forma disclosures below:

Notes to Consolidated Financial Statements
Years Ended September 30, 2000, 1999, and 1998
(Dollars in thousands, except per share amounts)



                                Year Ended                      Year Ended                       Year Ended
                             September 30, 2000              September 30, 1999               September 30, 1998
                         -------------------------       -------------------------        -------------------------
                         As Reported     Pro Forma       As Reported     Pro Forma        As Reported     Pro Forma
                         -----------     ---------       -----------     ---------        -----------     ---------

Net earnings (loss)       $ (16,744)    $ (17,747)         $ (9,539)     $ (10,203)          $ 312         $ (176)

Basic net earnings
   (loss) per share           (0.88)        (0.93)            (0.54)         (0.60)           0.00          (0.02)

Diluted net earnings
   (loss) per share           (0.88)        (0.93)            (0.54)         (0.60)           0.00          (0.02)




The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. SFAS 123 does not apply to awards prior to the year ended September 30, 1996, and additional awards are anticipated in future years.

The following table summarizes information about stock options outstanding at September 30, 2000:


                               Options Outstanding                                           Options Exercisable
                      -----------------------------------------                       ----------------------------------
                                                  Weighted                            Number of shares
                            Number                 Average            Weighted         Exercisable at        Weighted
    Range of            Outstanding at            Remaining           Average           September 30,         Average
 Exercise Prices      September 30, 2000         Contractual       Exercise Price           2000             Exercise
                                                Life - Years                                                   Price
------------------    --------------------     ----------------    ---------------    ------------------    ------------
     $1.50 - 2.57               2,284,507                  7.4              $2.25             1,728,895           $2.23
       2.58 -3.66                 360,600                  6.3               2.91               298,100            2.95
------------------    --------------------     ----------------    ---------------    ------------------    ------------
    $ 1.50 - 3.66               2,645,107                  7.2              $2.34             2,026,995           $2.33


At September 30, 1999 and 1998, 1,653,987 and 1,171,121 options, respectively, were exercisable at weighted average exercise prices of $2.38 and $2.13 per share, respectively.

Notes to Consolidated Financial Statements
Years Ended September 30, 2000, 1999, and 1998
(Dollars in thousands, except per share amounts)


Note 14. Discontinued Operations

Agriculture Equipment Segment - On May 3, 2000, the Company completed the sale of the previously discontinued Agriculture Equipment Segment operation. Proceeds at closing were $1,760 in cash and a note plus the assumption by the buyer of $200 of liabilities. In conjunction with the sale the Company has received notes for $300 at 8% interest, payable April 30, 2003. No amounts have been recorded for the notes due to the uncertainty of their collectibility. No loss in excess of that previously provided was realized as a result of the sale of the discontinued Agriculture Equipment Segment.

In December 1998, the Company announced its intention to divest its Agriculture Equipment segment. The operations are reflected as discontinued operations for all periods prior to 2000 presented in the Company's Statements of Operations. During 1999, the Company recorded an estimated net loss on disposal of $5,611, net of tax benefit of $3,189, or $(0.30) per common share, associated with the divestiture of the Agriculture Equipment segment. The loss was based upon events and information that resulted in management's revised estimate of the net realizable value of the Agriculture Equipment segment. The revised estimate was based upon contract negotiations and lower than anticipated bids for portions of the segment which resulted in a write-down of certain assets and a provision for associated costs. Liabilities of the Agriculture Equipment segment to be retained by the Company as of September 30, 1999, amounted to $462 included in accounts payable and $217 included in the accrued expenses caption of the accompanying Consolidated Balance Sheet for current payables and accruals. Additionally, $570 was included in the current portion of Long-term Debt and Capital Leases and $700 was included in the Long-term Debt and Capital Leases obligations caption for debt to be retained.

The summarized results for the Agriculture Equipment segment for the years ended September 30 are as follows:


                                                          2000          1999
                                                          ----          ----

Net sales                                              $   3,915     $   7,225
                                                      =========================

Loss from operations before allocated interest
   expense and income tax benefits                     $       -     $       -
Allocated interest expense                                     -             -
                                                      -------------------------
Loss from operations before income tax benefit                 -             -
Income tax benefit                                             -             -
Loss allocable to minority interest                            -             -
                                                      -------------------------
Loss from operations                                           -             -

Loss on disposal before interest and income taxes              -        (8,700)
Allocated interest expense                                     -          (100)
                                                      -------------------------
Loss on disposal before income tax benefit                     -        (8,800)
Income tax benefit                                             -         3,189
Loss allocable to minority interest                            -             -
                                                      -------------------------
Loss on disposal                                               -        (5,611)
                                                      -------------------------
Total loss on discontinued operations                  $       -     $  (5,611)
                                                      =========================

Notes to Consolidated Financial Statements
Years Ended September 30, 2000, 1999, and 1998
(Dollars in thousands, except per share amounts)


The net assets of the Agriculture Equipment segment held for disposition included in the accompanying Consolidated Balance Sheet, net of writedown to estimated net realizable value, as of September 30, 1999, was as follows:


        Current assets:
                Accounts receivable and inventory, net       $ 360
                                                             ======

        Long term assets:
                Property, plant and equipment, net           $ 500
                                                             ======

The Company elected to allocate interest expense to discontinued operations based upon the net assets of the segment being disposed of at each respective year-end. In 2000, certain assets of the Agricultural Equipment segment, primarily property and equipment, were retained by the Company and are being leased to a third party. These amounts, totaling approximately $371, have been reclassified from net assets held for disposition to property, plant and equipment in the accompanying Consolidated Balance Sheet at September 30, 2000.

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

Consideration to the Company consisted of $1,000 cash, $430 of receivables, assumption of $1,000 of liabilities and 2,000 shares of non-voting convertible preferred stock of KPI. Under the agreement, KPI agreed to purchase $2,600 of Kenco inventory during the six months following the sale. Approximately $430 of inventory was unsold at September 30, 1998, which was purchased subsequent to year-end. The sale was recorded based upon the estimated fair market value of the assets disposed of. The Company previously reported Kenco as a discontinued operation beginning with the measurement date of May 8, 1997. For the year ended September 30, 1998, the Company reported an additional loss on the sale of Kenco in the amount of $2,626 before income tax benefit resulting in an additional net loss on disposal of discontinued operations of $1,625.

Colfax and one of the principal owners of Colfax Group, Inc. guaranteed the obligations of KPI to Kenco. The Company had a security interest in all of the assets of KPI subordinate to the security interest of KPI's bank. During the year ended September 30, 1999, KPI filed for bankruptcy.

Notes to Consolidated Financial Statements
Years Ended September 30, 2000, 1999, and 1998
(Dollars in thousands, except per share amounts)


The summarized results for Kenco for the year ended September 30, 1998 are as follows reflecting operating results through the measurement date:


    Net sales                                              $  4,964
                                                           =========

    Loss from operations before allocated interest
         expense and income tax benefit                           -
    Allocated interest expense                                    -
                                                           ---------
    Loss from operations before income tax benefit                -
    Income tax benefit                                            -
                                                           ---------
    Loss from operations                                          -


    Loss on disposal before interest and income taxes        (2,428)
    Allocated interest expense                                 (198)
                                                           ---------
    Loss on disposal before income tax benefit               (2,626)
    Income tax benefit                                        1,001
                                                           ---------
    Loss on disposal                                         (1,625)
                                                           ---------
      Total loss on discontinued operations                $ (1,625)
                                                           =========


Note 15. Sale of Premier Plastic Technologies, Inc

On July 11, 2000, the Company announced it had signed a definitive agreement for the merger of the plastic injection molding subsidiary, Premier Plastic Technologies, Inc. ("PPT"), into 3DM International, Inc. (3DMI). Proceeds are expected to be 1.4 million shares of 3DMI stock, representing approximately 7% of the outstanding 3DMI shares. The transaction is intended to qualify as a tax-free reorganization under IRC Section 368(a)(1)(A). No loss is expected to be realized under the terms of the definitive agreement.

Closing of the transaction is subject to customary closing conditions, and 3DMI's payment of all advances relating to Premier Plastic Technologies under the secured lending facility with the Bank, subject to 3DMI obtaining sufficient financing. Financing has not been completed and there is no assurance that the transaction will be completed. No other plan to dispose of PPT has been adopted. Accordingly, PPT continues to be consolidated in the accompanying consolidated financial statements. Total assets of PPT at September 30, 2000 consisted primarily of accounts receivable and inventory of $3,812 and property, plant and equipment, net of $5,161.

3DM International has also advanced $500 as a nonrefundable deposit for the benefit of Premier Plastic Technologies, Inc., to be used for working capital purposes. The amount is shown as Nonrefundable Deposit on the accompanying consolidated balance sheet.


Note 16. Business Segment Information

In the fourth quarter of 1999, the Company adopted SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 changes the method of disclosing segment information to the manner in which the Company's chief operating decision maker organizes the components for making operating decisions, assessing performance and allocating resources. The Company has organized the segments based on the type of products sold, which are described in Note 1. As required by SFAS 131, all prior years' segment data has been restated.

The Company accounts for its segments under the same policies as described in the principal accounting policies footnote. Intersegment revenues and related earnings are not material. Management evaluates segment performance primarily based on revenue and operating income; therefore, other items included in pretax income, consisting primarily of interest income or expense, are not reported in segment results. Operating income is net of all corporate expenses, which are allocated based on measurable services provided to each segment or for general corporate expenses, which are allocated on a revenue and capital basis.

Notes to Consolidated Financial Statements
Years Ended September 30, 2000, 1999, and 1998
(Dollars in thousands, except per share amounts)

Identifiable  corporate assets consist  primarily of investment in an affiliated
company  and  other  assets   including   assets   retained  of  the  previously
discontinued Agricultural Equipment segment in 2000, and deferred taxes.


                                                                                  2000           1999          1998
                                                                             --------------------------------------------
Net sales by classes of similar products from continuing operations
Vehicle Components                                                                 $ 65,263      $ 58,136       $ 54,071
Electrical Components and GPS                                                         2,462         3,286          3,575
                                                                             --------------------------------------------
                                                                                   $ 67,725      $ 61,422       $ 57,646
                                                                             ============================================
Earnings (loss) from continuing operations
Vehicle Components:
   Before loss from impairment of assets
     and acquired in-process research
     and developed expense                                                          $ 1,572       $ 6,632       $ 10,992
   Loss from impairment of assets                                                         -        (5,278)             -
     Acquired in-process research and
     development expense                                                                  -        (1,750)             -
                                                                             --------------------------------------------
Total Vehicle Components                                                              1,572          (396)        10,992
Electrical Components and GPS                                                        (3,120)       (2,635)        (2,001)
                                                                             --------------------------------------------
                                                                                   $ (1,548)     $ (3,031)       $ 8,991
                                                                             ============================================
Identifiable assets
Vehicle Components                                                                 $ 32,582      $ 41,358       $ 38,694
Electrical Components and GPS                                                        14,498         8,992          8,353
Corporate                                                                             2,069        13,294          8,344
                                                                             --------------------------------------------
Total assets - continuing operations                                                 49,149        63,644         55,391
Automotive accessories - discontinued operations                                          -             -          3,963
Agricultural equipment - discontinued operations                                          -           860          9,211
                                                                             --------------------------------------------
Total assets                                                                       $ 49,149      $ 64,504       $ 68,565
                                                                             ============================================

Capital expenditures
Vehicle Components                                                                  $ 1,094       $ 3,721        $ 6,446
Electrical Components and GPS                                                         1,707         1,046            386
                                                                             --------------------------------------------
Total capital expenditures - continuing operations                                    2,801         4,767          6,832
Agricultural equipment - discontinued operations                                          -            92            191
                                                                             --------------------------------------------
Total capital expenditures                                                          $ 2,801       $ 4,859        $ 7,023
                                                                             ============================================

Depreciation and amortization
Vehicle Components                                                                  $ 2,823       $ 1,652        $ 1,077
Electrical Components and GPS                                                           366           404            329
                                                                             --------------------------------------------
Total depreciation and amortization - continuing operations                           3,189         2,056          1,406
Automotive accessories - discontinued operations                                          -             -            179
Agricultural equipment - discontinued operations                                          -            92            309
                                                                             --------------------------------------------
Total depreciation and amortization                                                 $ 3,189       $ 2,148        $ 1,894
                                                                             ============================================

Notes to Consolidated Financial Statements
Years Ended September 30, 2000, 1999, and 1998
(Dollars in thousands, except per share amounts)


For geographic information, revenues are allocated between the United States and International, depending on whether the shipments are to customers within the United States or located outside the United States. Long-lived assets outside the United States were immaterial for all periods presented.


        Year ended September 30,           2000       1999        1998
                                          -------    -------     -------
        Canada                            $ 3,536    $ 5,493     $ 3,377
        Sweden                              1,895      1,868       2,073
        Mexico                              1,284      2,276          35
        Other                               3,231      2,947       3,201
                                          -------    -------     -------
                                            9,946     12,584       8,686
        Net sales-export                   57,779     48,838      48,960
                                          -------    -------     -------
                                          $67,725    $61,422     $57,646
                                          =======    =======     =======
        United States

Note 17. Other Benefit Plans

The Company maintains an Employee Stock Ownership Plan (ESOP) for non-union employees. The ESOP may buy shares of the Company's stock from time to time on the open market or directly from the Company. The ESOP has been authorized to borrow up to $1,000 from the Company or financial institutions to finance its purchases. At September 30, 2000 all shares had been allocated under the plan and there were no amounts under the loan outstanding.

The Company sponsors salaried employees and union employees matching 401(k) plans, in which eligible employees may elect to contribute a portion of their compensation.


Note 18. Post Retirement Benefits other than Pensions

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

Notes to Consolidated Financial Statements
Years Ended September 30, 2000, 1999, and 1998
(Dollars in thousands, except per share amounts)

The following table provides information on the post retirement plan status at September 30:


Accumulated Post Retirement Benefit Obligation             2000        1999
                                                       -------------------------

Retirees                                                 $ 1,185     $ 1,503
Fully eligible active participants                           778         662
Other active Plan participants                             1,194       1,312
                                                       -------------------------
                                                           3,157       3,477

Plan assets                                                    -           -
                                                       -------------------------
Accumulated post retirement benefit
    obligation in excess of Plan assets                    3,157       3,477

Unrecognized gain                                          1,068         500
Unrecognized prior service cost                             (504)       (576)
Unrecognized transition obligation                        (1,491)     (1,606)
                                                       -------------------------

Accrued post retirement benefit cost
    in the consolidated balance sheet                    $ 2,230     $ 1,795
                                                       =========================


Post retirement benefits expense included the following components for the years ended September 30:
                                             2000        1999        1998
                                           -------------------------------------
Service cost                                  $ 89        $ 92        $ 74
Interest cost                                  264         239         218
Amortization of unrecognized
   net obligation at transition                178         190         165
                                           -------------------------------------
Post retirement benefits expense             $ 531       $ 521       $ 457
                                           =====================================



The assumed health care cost trend rate used in measuring the accumulated post retirement benefit obligation (APBO) ranged between 4.5%-10% in the first year, declining to 4.5% - 5.0% after 8 years. The discount rate used in determining the APBO was 7.75%, 8.00% and 6.75% for the years ended September 30, 2000, 1999 and 1998, respectively.

If the assumed medical costs trends were increased by 1%, the APBO as of September 30, 2000 would increase by $159, and the aggregate of the services and interest cost components of the net annual post retirement benefit cost would be increased by $25. If the assumed medical costs trends were decreased by 1%, the APBO as of September 30, 2000 would decrease by $270, and the aggregate of the services and interest cost components of the net annual post retirement benefit cost would be decreased by $38.

Notes to Consolidated Financial Statements
Years Ended September 30, 2000, 1999, and 1998
(Dollars in thousands, except per share amounts)

Note 19. Acquisition

In July, 1999, the Company purchased the ProActive Pedals division of Active Tools Manufacturing Co., Inc. ProActive Pedals is a designer and developer of patented adjustable foot pedal systems and modular pedal systems. The purchase price included $5,750 in cash, plus the assumption of approximately $286 in liabilities. In addition, the Company entered into a patent license with the patent holder which required an initial payment of $600 and minimum annual royalty payments of $95 per year for ten years. Assets acquired include tooling designs, technology and patent rights on adjustable foot pedal systems, as well as designs of modular foot pedal systems. The acquisition was accounted for using the purchase method of accounting and the results of operations of ProActive Pedals have been included in the consolidated results of operations of the Company from the acquisition date. The purchase price allocation resulted in a $1,750 charge to operations for acquired in-process research and development, for the year ended September 30, 1999. The technological feasibility of the acquired technology, which has no alternative future use, had not been established prior to the purchase. The significant projects in process at the acquisition date were for the development of commercially viable designs and concepts for adjustable pedal systems. The value was determined by estimating the resulting net cash flows from such products, and discounting the net cash flows back to their present value. The discount rate included a factor that took into account the undertainty surrounding the successful development of the acquired in-process technology. At the time of the acquisition, the in-process technology under development was expected to be commercially viable in 2001. Expenditures to complete these products were expected to total approximately $3.5 million. These estimates are subject to change, given the uncertainties of the development process, and no assurances can be given that deviations from these estimates will not occur. Additionally, these projects will require expenditures for additional research and development after they have reached a state of technological and commercial feasibility. To date, expenditures and results have not differed significantly from the forecast assumptions. The allocation of the purchase price also resulted in $1,820 being allocated to developed technology, which is being amortized over a seven year period. The excess of the purchase price over the fair value of the assets acquired and liabilities assumed of $2,162 was recorded as goodwill and is being amortized on a straight line basis over a 15 year period.

The following unaudited proforma results of operations for the Company, for the years ended 1999 and 1998 includes the results of ProActive Pedals assuming such acquisition occurred as of October 1, 1997 and includes the acquired in-process research and development charge in the period where incurred:

                                                 1999         1998
                                               ---------    ---------
        Net sales                              $ 63,059     $ 57,856
        Operating income (loss)                  (5,401)       6,360
        Loss from continuing operations         (11,137)      (1,495)
        Net loss per share - basic                (0.63)       (0.09)
        Net loss per share - diluted              (0.63)       (0.09)


The purchase was financed through the private placement of 1,331,149 shares of the Company's common stock with net proceeds of approximately $3,379. In addition, the Company borrowed $2,500 from its bank under a new term loan facility ("Term Loan III").


Note 20. Sale Leaseback

In April 1997 the Company sold its Portland, Oregon manufacturing facility in a sale-leaseback transaction for approximately $4,600. The transaction was accounted for as a financing and the capitalized lease obligations of approximately $4,600 were recorded as long term liabilities. In April 1998, under the terms of the agreement, the Company provided a mortgage note to the purchaser in the amount of $3,200, which was reported as a note receivable at September 30, 1998. In December 1998, the Company exercised an option to repurchase the building for $4,700, consisting of cash of $1,500 and the note receivable of $3,200. Accordingly, the note receivable of $3,200 and the capital lease obligation of $4,600 have been eliminated from the balance sheet at September 30, 1999. The costs associated with the building repurchase are reported in other expenses during the year ended September 30, 1999.

The Company borrowed $2,500 from its bank under amended term loans to finance the repurchase transaction and for working capital purposes. Approximately $1,222 of the additional financing was borrowed under an amendment to the Company's existing Term Loan I, which increased the Term Loan I balance to $4,105. Term Loan I is payable in equal monthly installments of $60 with the remaining balance of $3,150 due at maturity on July 1, 2001. Approximately $1,278 of the additional financing was provided under an amended Term Loan II payable in 18 equal monthly installments of $71, plus variable interest. Term Loan II was paid off in July 2000.

Notes to Consolidated Financial Statements
Years Ended September 30, 2000, 1999, and 1998
(Dollars in thousands, except per share amounts)


Note 21. Quarterly Data (unaudited)

                                                                           Restated
                                                           ---------------------------------------
                                                              First        Second        Third        Fourth
                         2000 (1)                          Quarter (2)   Quarter (2)   Quarter (2)  Quarter (3)      Annual
------------------------------------------                 ------------  ------------  -----------  ------------  -------------
Continuing operations:
 Net sales                                                    $ 15,877      $ 17,596     $ 18,022      $ 16,230       $ 67,725
 Cost of sales                                                  11,386        13,089       13,368        13,903         51,746
                                                           ------------  ------------  -----------  ------------  -------------
 Gross margin                                                 $  4,491      $  4,507     $  4,654      $  2,327       $ 15,979
                                                           ============  ============  ===========  ============  =============
 Operating expenses                                           $  3,989      $  4,303     $  4,892      $  4,343       $ 17,527
                                                           ============  ============  ===========  ============  =============
Net earnings (loss)                                           $ (1,312)     $   (988)    $ (1,173)     $(13,271)      $(16,744)
                                                           ============  ============  ===========  ============  =============
Earnings (loss) per common share - basic                      $  (0.07)     $  (0.06)    $  (0.07)     $  (0.68)      $  (0.88)
                                                           ============  ============  ===========  ============  =============
Earnings (loss) per common share - diluted                    $  (0.07)     $  (0.06)    $  (0.07)     $  (0.68)      $  (0.88)
                                                           ============  ============  ===========  ============  =============


                                                              First        Second        Third        Fourth
                         1999 (1)                            Quarter       Quarter     Quarter (4)  Quarter (5)      Annual
-------------------------------------------                ------------  ------------  -----------  ------------  -------------
Continuing operations:
 Net sales                                                    $ 14,399      $ 16,257     $ 15,749      $ 15,017       $ 61,422
Cost of sales                                                    9,005        10,611       10,606        14,116         44,338
                                                           ------------  ------------  -----------  ------------  -------------
 Gross margin                                                 $  5,394       $ 5,646     $  5,143      $    901       $ 17,084
                                                           ============  ============  ===========  ============  =============
 Operating expenses                                           $  3,070       $ 2,958     $  8,558      $  5,529       $ 20,115
                                                           ============  ============  ===========  ============  =============
Earnings (loss) from continuing operations                    $  1,031       $ 1,477     $ (2,378)     $ (4,058)      $ (3,928)
Loss from discontinued operations                                    -             -            -        (5,611)        (5,611)
                                                           ============  ============  ===========  ============  =============
Net earnings (loss)                                           $  1,031       $ 1,477     $ (2,378)     $ (9,669)      $ (9,539)
                                                           ============  ============  ===========  ============  =============
Earnings per common share from continuing
   operations - basic                                         $   0.05       $  0.07     $  (0.14)     $  (0.22)      $  (0.24)
(Loss) per common share from discontinued
   operations - basic                                                -             -            -         (0.29)         (0.30)
                                                           ------------  ------------  -----------  ------------  -------------
Earnings (loss) per common share - basic                      $   0.05       $  0.07     $  (0.14)     $  (0.51)      $  (0.54)
                                                           ============  ============  ===========  ============  =============
Earnings per common share from continuing
   operations - diluted                                       $   0.05       $  0.07     $  (0.14)     $  (0.22)      $  (0.24)
(Loss) per common share from discontinued
   operations - diluted                                              -             -            -         (0.29)         (0.30)
                                                           ------------  ------------  -----------  ------------  -------------
Earnings (loss) per common share - diluted                    $   0.05       $  0.07     $  (0.14)     $  (0.51)      $  (0.54)
                                                           ============  ============  ===========  ============  =============


Notes to Consolidated Financial Statements
Years Ended September 30, 2000, 1999, and 1998
(Dollars in thousands, except per share amounts)


(1) Certain reclassifications have been made to the first three quarters for the year ended September 30, 2000 and to all quarters for the year ended September 30, 1999 from amounts previously reported to conform with the year end September 30, 2000 financial statement classification.
(2) The first three quarters of 2000 net loss have been restated to include recognition of an additional $1,146, $717 and $594 of loss, over amounts previously reported, for equity interest in loss of affiliate. The recognition of the loss was significantly increased due to the implementation of Emerging Issues Task Force Bulletin 99-10 "Percentage Used to Determine the Amount of Equity Method Losses".
(3) The fourth quarter of 2000 net loss includes a $6,896 expense for deferred tax provision resulting from a 100% valuation allowance for previously recognized deferred income tax assets which may no longer be realizable due to management's assessment of their ultimate realizability, $633 for the elimination of previously provided income tax benefits in the first three quarters for the year ended September 30, 2000 and changes in estimated amounts for warranty reserves.
(4) The third quarter of 1999 operating expenses includes a $5,278 loss from the impairment of assets related to Kenco, our former Automotive Accessories segment, consisting of $4,655 for the impairment of non-voting preferred stock and notes and accounts receivable and $623 for the impairment of property.
(5) The fourth quarter of 1999 operating expenses includes $1,750 expense for acquired in-process research and development and changes in estimated amounts for warranty and inventory reserves based on fourth quarter events. The fourth quarter of 1999 loss from discontinued operations includes an additional loss for the Agricultural Equipment Segment which reflects events and information which resulted in management's revised estimate of the net realizable value of this segment.


Note 22. Related Parties

In addition to related party transactions discussed elsewhere in the notes to the consolidated financial statements, during the years ended September 30, 2000 and 1999, $94 and $157, respectively, was paid to an affiliated company, for website development and e-commerce designs. The chairman of the Company is a controlling shareholder of the affiliated company.


Note 23. Contingencies

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

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Board of Directors of
Williams Controls, Inc.:

We have audited the accompanying consolidated balance sheets of Williams Controls, Inc. and subsidiaries as of September 30, 2000 and 1999, and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity, and cash flows for each of the three years in the period ended September 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States.. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Williams Controls, Inc. and subsidiaries as of September 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2000, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to Consolidated Financial Statements, the Company has suffered recurring losses from operations, is out of compliance with it debt covenants, is in default on payment of certain debt and has significant negative working capital. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The Schedule of Valuation and Qualifying accounts is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein, in relation to the basic consolidated financial statements taken as a whole.



                                                      /s/  Arthur Andersen LLP
                                                      ------------------------
                                                           ARTHUR ANDERSEN LLP
Portland, Oregon,
January 12, 2001

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.


                                    Part III


Item 10.   Directors and Executive Officers of the Registrant

Incorporated by reference from the Company's 2000 Proxy Statement.

Item 11.   Executive Compensation

Incorporated by reference from the Company's 2000 Proxy Statement.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

Incorporated by reference from the Company's 2000 Proxy Statement.

Item 13.   Certain Relationships and Related Transactions

Incorporated by reference from the Company's 2000 Proxy Statement.



                                     Part IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

1.   See Exhibit Index on page 59 of this Form 10-K.

2.   See Index to Financial Statements in Item 8 of this Form 10-K.

3.   See Index to Schedules on page 57 of this Form 10-K.

4.   Reports on Form 8-K.

                                   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


WILLIAMS CONTROLS, INC.

      Date:      January 12, 2001               By /s/ Thomas K. Ziegler
                                                   -----------------------------
                                                   Thomas K. Ziegler, President,
                                                   Chief Executive Officer and
                                                   Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.





      Date:      January 12, 2001               By /s/ Thomas K. Ziegler
                                                   -----------------------------
                                                   Thomas K. Ziegler, Principal
                                                   Executive Officer, President,
                                                   Chief Executive Officer and
                                                   Chief Operating Officer and
                                                   Director


      Date:      January 12, 2001               By /s/ Kim L. Childs
                                                   -----------------------------
                                                   Kim L. Childs
                                                   Principal Accounting Officer

      Date:      January 12, 2001               By /s/ Thomas W. Itin
                                                   -----------------------------
                                                   Thomas W. Itin, Chairman of
                                                   the Board and Director


      Date:      January 12, 2001               By /s/ H. Samuel Greenawalt
                                                   -----------------------------
                                                   H. Samuel Greenawalt,
                                                   Director


      Date:      January 12, 2001               By /s/ Timothy Itin
                                                   -----------------------------
                                                   Timothy Itin, Director


      Date:      January 12, 2001               By
                                                   -----------------------------
                                                   Charles G. McClure, Director

                             Williams Controls, Inc.

                               Index to Schedules





                                                                     Page





Schedule II          Valuation and Qualifying Accounts                58
























All other schedules are omitted because they are not required, not applicable or the required information is given in the Consolidated Financial Statements.

                             Williams Controls, Inc.

                        Valuation and Qualifying Accounts

                                   Schedule II

                             (Dollars in thousands)


                                              Beginning              Ending
        Description                            balance              balance
        -----------                           ---------             -------

For Year Ended
September 30, 2000

Total reserves for doubtful accounts
and obsolete inventory                          $1,066              $  759


For Year Ended
September 30, 1999

Total reserves for doubtful accounts
  and obsolete inventory                          $569              $1,066


For Year Ended
September 30, 1998

Total reserves for doubtful accounts
  and obsolete inventory                          $855               $ 569










NOTE: Valuation and qualifying accounts were not individually significant; and, therefore, additions and deductions information has not been provided in this schedule. Charges to the accounts are for the purposes for which the reserves were created.

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

10.2(a)  Credit   Agreement  dated  July  11,  1997  among  Registrant  and  its subsidiaries and Ajay Sports, Inc. ("Ajay") and its subsidiaries, all as borrowers, and Wells Fargo Bank, National Association, as lender (the "Credit Agreement"). (Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1997 (the "June 1997 Form 10-Q"))

10.2(b)  Promissory Notes under the Credit Agreement:
             (a) Revolving Credit Loans Promissory Note
             (b) Term Loan I Promissory Note
             (c) Term Loan II Promissory Note
             (d) Real Estate Loan Promissory Note
             (All incorporated by reference to Exhibit 10.2 to the Registrant's June 1997 Form 10-Q)
             (e) Term Loan III Promissory Note (Incorporated by reference to the Form 10-K for the year ended September 30, 1999)

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

Exhibit
Number         Description
-------        -----------
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

10.9 Asset Purchase Agreement and related Exhibits between Kenco Williams, Inc. and Kenco Products, Inc. (Incorporated by reference to exhibit 10.1 to the Registrant's current report on Form 8-K, date of report March 16, 1998)

10.10(a) Asset  Purchase  Agreement,  dated July 28, 1999, by and between Active
     Tool & Manufacturing Co., Inc., and the Registrant and its subsidiary, ProActive Acquisition Corporation (Incorporated by reference to the Form 10-K for the year ended September 30, 1999)

10.10(b) Patent License Agreement, dated July 28, 1999, by and between Edmond B.
     Cicotte and the Registrant and its subsidiary, ProActive Acquisition Corporation (Incorporated by reference to the Form 10-K for the year ended September 30, 1999)

21.1 List of Subsidiaries. See Item 1 in this report

23   Consent of Arthur Andersen LLP

27.1 Financial Data Schedule (Filed Herewith)

Exhibit 23



                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


As independent public accountants, we hereby consent to the incorporation by reference of our report dated January 12, 2001, included in this Form 10-K, into the Company's previously filed Registration Statement Nos. 333-59397 and 333-90565 on Form S-3 and No. 333-56591 on Form S-8.


                                                      /s/  Arthur Andersen LLP
                                                      ------------------------
                                                           ARTHUR ANDERSEN LLP
Portland, Oregon,
January 12, 2001

Exhibit 27.1
Financial Data Schedule for FYE 9-30-00



ARTICLE                     5

CIK                         0000854860
NAME                        Williams Controls, Inc.
MULTIPLIER                                   1,000
CURRENCY                                     US DOLLARS

PERIOD-TYPE                   12-MOS
FISCAL-YEAR-END                              SEP-30-2000
PERIOD-START                                 OCT-01-1999
PERIOD-END                                   SEP-30-2000
EXCHANGE-RATE                                     1
CASH                                             30
SECURITIES                                        0
RECEIVABLES                                  11,865
ALLOWANCES                                      508
INVENTORY                                     8,016
CURRENT-ASSETS                               20,561
PP&E                                         35,805
DEPRECIATION                                 14,319
TOTAL-ASSETS                                 49,149
CURRENT-LIABILITIES                          38,239
BONDS                                             0
PREFERRED-MANDATORY                               0
PREFERRED                                         1
COMMON                                          199
OTHER-SE                                        844
TOTAL-LIABILITY-AND-EQUITY                   49,149
SALES                                        67,725
TOTAL-REVENUES                               67,725
CGS                                          51,746
TOTAL-COSTS                                  17,527
OTHER-EXPENSES                                    0
LOSS-PROVISION                                    0
INTEREST-EXPENSE                              3,010
INCOME-PRETAX                                (9,217)
INCOME-TAX                                    7,527
INCOME-CONTINUING                           (16,744)
DISCONTINUED                                      0
EXTRAORDINARY                                     0
CHANGES                                           0
NET-INCOME                                  (17,332)
EPS-BASIC                                     (0.88)
EPS-DILUTED                                   (0.88)