Form 10-Q
period 2000-12-31
WILLIAMS CONTROLS INC
filed 2001-03-29
CIK 854860

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


          [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: December 31, 2000

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

The number of shares outstanding of the registrant's common stock as of January 31, 2001: 19,921,114

                             Williams Controls, Inc.

                                      Index


                                                                           Page
                                                                          Number

Part I.  Financial Information

  Item 1.  Financial Statements

           Consolidated Balance Sheets, December 31, 2000
             (unaudited) and September 30, 2000                             1

           Unaudited Consolidated Statements of Operations,
             three months ended December 31, 2000 and 1999
             (as restated)                                                  2

           Unaudited Consolidated Statements of Cash Flows,
             three months ended December 31, 2000 and 1999
             (as restated)                                                  3

           Notes to Unaudited Consolidated Financial Statements            4-7

  Item 2.  Management's Discussion and Analysis
             of Financial Condition and Results of Operations              8-11


Part II.  Other Information

  Item 1.  Legal Proceedings                                                12

  Item 2.  Changes in Securities and Use of Proceeds                        12

  Item 3.  Defaults Upon Senior Securities                                  12

  Item 4.  Submission of Matters to a Vote of Security Holders              12

  Item 5.  Other Information                                                12

  Item 6.  Exhibits and Reports on Form 8-K                                 12

           Signature Page                                                   12

                                     Part I

Item 1.
                             Williams Controls Inc.
                           Consolidated Balance Sheets
         (Dollars in thousands, except share and per share information)

                                                                          December 31,
                                                                              2000                 September 30,
                                                                          (unaudited)                  2000
                                                                       -------------------    ---------------------
                           ASSETS
Current Assets:
   Cash and cash equivalents                                                 $      -                 $      30
   Trade and other accounts receivable, less allowance of $895 and
     $508 at December 31, 2000 and September 30, 2000, respectively            10,731                    11,357
   Inventories                                                                  7,115                     8,016
   Other current assets                                                         1,119                     1,158
                                                                       -------------------    ---------------------
     Total current assets                                                      18,965                    20,561

   Property plant and equipment, net                                           18,854                    21,486
   Investment in and note receivable from affiliate                             1,615                     1,615
   Goodwill and intangible assets, net                                          5,021                     5,165
   Other assets                                                                   189                       322
                                                                       -------------------    ---------------------
     Total assets                                                            $ 44,644                 $  49,149
                                                                       ===================    =====================

            LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
   Accounts payable                                                          $ 11,628                 $  11,363
   Accrued expenses                                                             4,873                     4,574
   Non-refundable deposit                                                         500                       500
   Current portion of long-term debt and capital leases                        21,634                    21,802
                                                                       -------------------     --------------------
      Total current liabilities                                                38,635                    38,239

Long-term debt and capital lease obligations                                    4,124                     4,567
Other liabilities                                                               3,431                     3,259
Convertible subordinated debt, net                                              2,051                     2,040

Commitments and contingencies

Shareholders' equity (deficit):
   Preferred stock ($.01 par value, 50,000,000 authorized;
      78,400 issued and outstanding at December 31, 2000
      and September 30, 2000)                                                       1                         1
   Common stock ($.01 par value, 50,000,000 authorized;
      19,921,114 issued at December 31, 2000 and
      September 30, 2000)                                                         199                       199
   Additional paid-in capital                                                  21,744                    21,744
   Accumulated deficit                                                        (24,664)                  (20,023)
   Treasury stock (130,200 shares at December 31, 2000
      and September 30, 2000)                                                    (377)                     (377)
   Note receivable                                                               (500)                     (500)
                                                                       -------------------     --------------------
      Total shareholders' equity (deficit)                                     (3,597)                    1,044
                                                                       -------------------     --------------------

        Total liabilities and shareholders' equity (deficit)                 $ 44,644                 $  49,149
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


                             Williams Controls, Inc.
                      Consolidated Statements of Operations
         (Dollars in thousands, except share and per share information)
                                   (unaudited)


                                                Three months       Three months
                                                   Ended              Ended
                                                December 31,       December 31,
                                                    2000               1999
                                                                   (as restated,
                                                                    see Note 3)
                                               --------------     --------------

Sales                                             $14,979            $15,877
Cost of sales                                      12,624             11,386
                                               --------------     --------------
Gross margin                                        2,355              4,491

Operating expenses:
  Research and development                            945              1,697
  Selling                                             428                440
  Administration                                    2,415              1,852
  Loss on impairment of assets                      1,996                  -
                                               --------------     --------------
    Total operating expenses                        5,784              3,989
                                               --------------     --------------

Earnings (loss) from operations                    (3,429)               502

Other (income) expenses:
   Interest income                                      -                (70)
   Interest expense                                 1,073                629
   Other (income) expense, net                         (8)                (8)
   Equity interest in loss of affiliate                 -              1,366
                                               --------------     --------------
     Total other expenses                           1,065              1,917
                                               --------------     --------------


Loss from operations before
   income tax benefit                              (4,494)            (1,415)
Income tax benefit                                      -                103
                                               --------------     --------------

Net loss                                           (4,494)            (1,312)

Dividends on preferred stock                          147                147
                                               --------------     --------------
Net loss allocable to common
  shareholders                                    $(4,641)           $(1,459)
                                               ==============     ==============


Net loss per common share - basic                 $ (0.23)           $ (0.07)
                                               ==============     ==============
Weighted average shares used in per share
  calculation basic                              19,790,914         19,776,843
                                               ==============     ==============

Net loss per common share - diluted               $ (0.23)           $ (0.07)
                                               ==============     ==============
Weighted  average  shares  used in per  share
calculation - diluted                            19,790,914         19,776,843
                                               ==============     ==============





        The accompanying notes are an integral part of these statements.

                             Williams Controls, Inc.
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)


                                              Three months        Three months
                                                 Ended               Ended
                                              December 31,        December 31,
                                                  2000                1999
                                                                  (as restated,
                                                                   see Note 3)
                                             --------------      ---------------
Cash flows from operating activities:
  Net loss                                     $ (4,494)            $ (1,312)
Adjustments  to reconcile net loss
  to net cash provided by operations:
      Depreciation and amortization                 967                  721
      Equity interest in loss of affiliate            -                1,366
      Loss from impairment of assets              1,996                    -
Changes in working capital:
      Receivables, net                              626                  834
      Inventories                                   901                 (928)
      Accounts payable and accrued expenses         564                  813
      Other                                         355                  153
                                             --------------      ---------------
Net cash provided by operating activities           915                1,647


Cash flows from investing activities:
  Payments for property, plant and equipment       (187)                (199)
                                             --------------      ---------------
Net cash used in investing activities              (187)                (199)


Cash flows from financing activities:
  Net repayments of long-term debt and capital
    lease obligations                              (611)              (2,480)
  Preferred dividends                              (147)                (147)
  Proceeds from issuance of common stock              -                   37
                                             --------------      ---------------
Net cash used in financing activities              (758)              (2,590)


Net decrease in cash and cash equivalents           (30)              (1,496)

Cash and cash equivalents at beginning of
  period                                             30                2,323
                                             --------------      ---------------
Cash and cash equivalents at end of period     $      -             $    827
                                             --------------      ---------------

Supplemental disclosure of cash flow
  information:
      Interest paid                            $     545            $    648
                                             --------------      ---------------
      Income taxes paid (refund)               $    (158)           $     15
                                             --------------      ---------------
      Capital leases for equipment             $       -            $    175
                                             --------------      ---------------



        The accompanying notes are an integral part of these statements.

                             Williams Controls, Inc.
              Notes to Unaudited Consolidated Financial Statements
                  Three Months ended December 31, 2000 and 1999
           (Dollars in thousands, except share and per share amounts)


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

2.   Interim Consolidated Financial Statements

     The unaudited interim consolidated financial statements have been prepared by the Company and, in the opinion of management, reflect all material adjustments which are necessary to a fair statement of results for the interim periods presented. The interim results are not necessarily indicative of the results expected for the entire fiscal year. Certain information and footnote disclosure made in the last annual report on Form 10-K have been condensed or omitted for the interim consolidated statements. Certain costs are estimated for the full year and allocated to interim periods based on activity associated with the interim period. Accordingly, such costs are subject to year-end adjustment. It is the Company's opinion that, when the interim consolidated statements are read in conjunction with the September 30, 2000 annual report on Form 10-K, the disclosures are adequate to make the information presented not misleading. The interim consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.


3.   Restatement

     During the fourth quarter of the year ended September 30, 2000, the Company applied the provisions of Emerging Issues Task Force 99-10 "Percentage Used to Determine the amount of Equity Method Losses" (EITF 99-10) in the calculation of Equity Interest in Loss of Affiliate in its Consolidated Financial Statements. This pronouncement provides for the percentage of ownership to be determined by the liquidation order of the investment held to the total of each particular level of investment held by the investor contained in the financial statements of the investee. The Company's investment in Ajay Sports, Inc., an affiliate, consists of common and preferred stock and notes receivable. For the first three quarters of the year ended September 30, 2000, the Equity Interest in Loss of Affiliate was computed utilizing only the percentage of common stock ownership held by the Company in Ajay. The effect of EITF 99-10 in the fourth quarter of 2000 was to substantially increase the Company's equity interest in loss of affiliate from amounts that were recorded using only the percentage of common stock ownership. EITF 99-10 was effective for the Company's first quarter of fiscal 2000, accordingly, the Company has restated its previously reported quarterly amounts to reflect the proper application of EITF 99-10. The effect of this restatement on the operating results for the three months ended December 31, 1999 is as follows:

                                              As Previously
                                                 Reported           As Restated
                                            ------------------     -------------

        Loss from operations before
             income tax benefit                 $    (269)           $ (1,415)

        Net loss                                     (166)             (1,312)

        Net loss allocable to common
             shareholders                            (313)             (1,459)


        Net loss per common share - basic           (0.02)              (0.07)

        Net loss per common share - diluted         (0.02)              (0.07)

     No additional income tax benefit was recorded in the three months ended December 31, 1999 as a result of the restatement of the Equity Interest in Loss of Affiliate.


4.   Going Concern Matters

     The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the quarters ended December 31, 2000 and 1999, the Company incurred losses of $4,494 and $1,312, respectively. In addition, accounts payable increased from $11,363 at September 30, 2000 to $11,628 at December 31, 2000
     including significant amounts which are past due; the Company's working capital deficit increased from ($17,678) at September 30, 2000 to ($19,670) at December 31, 2000; and stockholders' equity has decreased from $1,044 at September 30, 2000 to a deficit of $(3,597) at December 31, 2000. Also, as described in Note 8 to the Unaudited Consolidated Financial Statements, the Company was not in compliance with its debt covenants for debt with its primariy bank (the Bank) and the Company has extended the debt due with another bank. The Company was also in default on debt payments to the Bank for Bank Term Loans III and IV. Although a forebearance agreement was reached with the Bank through the original terms of the loans, no waivers have been obtained and the default has not been cured. Furthermore, the credit agreement with the Company's primary bank matures on July 11, 2001. As a result, although the forebearance agreement was reached the Company has classified its debt owed to the Bank of $20,013 as current liabilities in the accompanying Consolidated Balance Sheet at December 31, 2000. During the three months ended December 31, 2000, the Company reached the borrowing capacity under its credit agreement and required an overadvance from its primary bank to support operations. Due to the lack of borrowing capacity under the credit facility, the Company's working capital deficit, the Company's debts, including accounts payable, and other factors as outlined herein, the Company has a significant lack of liquidity. Accordingly, the Company's continuation as a going concern is dependent upon, among other things, its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms of its credit agreement, to obtain additional financing or refinancing as may be required, and ultimately to attain profitability.

     The above matters raise a substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

5.   Comprehensive Income (Loss)

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 130, "Reporting Comprehensive Income", which requires companies to report a measure of all changes in equity except those resulting from investments by owners and distributions to owners. Total comprehensive (loss) for the three months ended December 31, 2000 and 1999 was $(4,494) and $(1,312), respectively, and consisted solely of net loss. As of December 31, 2000, accumulated other comprehensive loss was $(24,664) and consisted of accumulated deficit.

6.   Earnings (loss) per Share

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


Following  is a  reconciliation  of basic EPS and  diluted  EPS:

                                               Three Months Ended                  Three Months Ended
                                                December 31, 2000                  December 31, 1999
                                                                                     (as restated)
                                         --------------------------------    -------------------------------
                                                                  Per                                Per
                                                                 Share                              Share
                                           Loss      Shares      Amount        Loss      Shares     Amount

       Net loss from operations          $(4,494)                             $(1,312)
       Less-Preferred stock dividends       (147)                                (147)
                                         ---------                           ---------
       Basic EPS-
         Net loss allocable to
         common shareholders             $(4,641)   19,790,914   $ (0.23)     $(1,459)  19,776,843   $(0.07)
                                                                =========                          =========
       Effect of dilutive securities -
         Stock options and warrants            -           -                        -           -
         Convertible preferred stock           -           -                        -           -
         Convertible subordinated debt         -           -                        -           -
       Diluted EPS -                     ---------  ----------                --------  ----------
         Net loss allocable to
         common shareholders             $(4,641)   19,790,914   $ (0.23)     $(1,459)  19,776,843   $(0.07)
                                         ========= ============ =========    ========= =========== =========

     At December 31, 2000 and 1999, the Company had options and warrants covering 3,690,629 and 3,558,797 shares, respectively of the Company's common stock outstanding that were not considered in the respective dilutive EPS calculations since they would have been antidilutive. In both periods, conversion of the preferred shares and convertible subordinated debt would have been antidilutive and therefore was not considered in the computation of diluted earnings per share.

7.   Inventories

     Inventories consisted of the following:

                                       December 31,            September 30,
                                           2000                     2000
                                   -------------------     ---------------------
       Raw material                      $4,922                    $6,108
       Work in process                      965                     1,088
       Finished goods                     1,228                       820
                                   ===================     =====================
                                         $7,115                    $8,016
                                   ===================     =====================


     Finished goods include component parts and finished product ready for shipment.


8.   Debt

     On June 30, 1998, the Company restructured its credit facility with a bank (the "Bank") to consist of a revolving credit facility of up to $16,500, a $3,100 term loan (Term Loan I) and a $2,700 real estate loan. In December 1998, the Company borrowed $2,500 under Term Loan II. In July 1999, the Company borrowed $2,500 under Term Loan III. In February 2000, the Company borrowed $1,000 as an overadvance (Term Loan IV) of its credit agreement. Under the revolver, the Company can borrow up to $14,000 (as per amendment to the credit agreement) based upon a borrowing base availability calculated using specified percentages of eligible accounts receivable and inventory. The revolver bears interest at the Bank's prime rate plus 2.00% (11.50% at December 31, 2000.) The Real Estate and Term Loan I loans bear interest at the Bank's prime rate plus 2.25% and Term Loan III and an overadvance bear interest at the banks prime rate plus 3.25%. The loans and the revolving credit facility mature on July 11, 2001. The Real Estate loan is being amortized over twenty years and Term Loan I is being amortized over seven years with all remaining principal outstanding due at July 11, 2001. The advance under Term Loan II was repaid during 2000. Term Loan III is being amortized over eighteen months, with an original maturity date of February 2000. The overadvance is non-amortizing with an original maturity of July 15, 2000. Subsequent amendments to the credit agreement provided for payment by November 15, 2000, of both Term Loan III and the overadvance. The Company did not repay Term Loan III or the overadvance as per the amended due date, and is in default under the terms of the credit agreement under this provision. All loans are secured by substantially all of the assets of the Company.

     The loan agreement prohibits payment of dividends by the Company except for the Series A Preferred dividend, and requires the Company to maintain minimum working capital of $12,000 and minimum tangible net worth, as defined, of $11,500. The loan also prohibits additional indebtedness and common stock repurchases except for through the use of proceeds from stock options exercised, and restricts capital expenditures to an amount not to exceed $10,500 for the two years ended September 30, 1999 and not to exceed $2,500 annually thereafter. In addition, the loan limits incremental operating lease obligations to $600 annually. Fees under the loan agreement include an unused revolver fee of .25% and a prepayment penalty fee declining from 3% in 1998 to 0.5% in the year 2001. The prepayment fee is waived if the loan is repaid with proceeds from the sale of assets or is refinanced with an affiliate of the Bank. At December 31, 2000, the Company was not in compliance with its debt covenants for debt with the Bank and was in default on debt payments to the Bank for Bank Term Loans III and IV. No waivers have been obtained and the default has not been cured. Furthermore, the credit agreement with the Company's primary bank matures on July 11, 2001. As a result, although the forebearance agreement was reached, the Company has classified all of its debt with the Bank of $20,013 as a current liability in the accompanying Consolidated Balance Sheet at December 31, 2000. (See Note 1)


9.   Subsequent Event - Secured Subordinated Debt

     In February 2001, the Company issued 12% secured subordinated debentures totaling $5,000, due March 1, 2002. Net proceeds to the Company after expenses, were $4,576 and were used primarily for the payment of bank debt obligations. The debentures are secured by mortgages on certain real property owned by the Company, subordinate to certain other senior indebtedness (as defined). In addition, the Company issued to each purchaser of debentures a three year warrant that together with the debentures may be used to purchase common stock of the Company, par value $0.01 per share, at $1.375 per share for each $2.00 of principal amount of debentures purchased. The Company issued the placement agent a five year warrant to purchase shares of the Company's common stock equal to 7.0% of the number of warrants issued to the purchasers.


10.  Dispositions

     PPT
     ---

     In July 2000, the Company entered into an agreement to sell PPT, its plastic injection molding subsidiary, subject to certain conditions. This transaction has not been consummated and is now no longer being pursued. As a result of the inability to sell PPT and after reviewing PPT's history of operating problems, workforce levels and profitability, the decision was made in February 2001, to close the operations of PPT. Management of PPT is in the process of winding up the affairs of PPT and has evaluated the realizability of the assets of PPT based on the closure. Accordingly, the Company has recorded an impairment loss on PPT's property, plant, and equipment of $1,996 and has also established additional reserves of $100 and $598 for obsolete and excess inventory and estimated uncollectible accounts receivable, respectively. Net sales and loss from operations of PPT were $2,200 and $(3,606) and $1,230 and $(808) for the three months ended December 31, 2000 and 1999, respectively.

     Geofocus
     --------

     On October 25, 2000, the Company announced it had signed a letter of intent for the sale of the GPS equipment subsidiary, GeoFocus, Inc. Subsequently the letter of intent was terminated. Accordingly, GeoFocus continues to be consolidated in the accompanying consolidated financial statements. Total assets of GeoFocus at December 31, 2000 were not material to the consolidated financial statements. Net sales and income (loss) of GeoFocus were $128 and $(147) and $388 and $33 for the three months ended December 31, 2000 and 1999, respectively.


11.  Reclassifications

     Certain amounts previously reported in the financial statements as of September 30, 2000 and for the three months ended December 31, 1999 have been reclassified to conform to current fiscal year presentation.

12.    Segment Information


                                                                  Three months       Three months
                                                                     Ended               Ended
                                                                  December 31,       December 31,
                                                                      2000               1999
                                                                 ---------------     --------------

Sales by classes of similar products
Vehicle components                                                      $14,652            $15,024
Electrical components and GPS                                               327                853
                                                                 ---------------     --------------
                                                                        $14,979            $15,877
                                                                 ===============     ==============

Earnings (loss) from operations
Vehicle components
  Before loss on impairment of assets                                   $(  241)            $1,649
  Loss on impairment of assets                                           (1,996)                 -
                                                                 ---------------     -------------
  Total vehicle components                                               (2,237)             1,649
Electrical components and GPS                                            (1,192)            (1,147)
                                                                 ---------------     --------------
                                                                        $(3,429)            $  502
                                                                 ===============     ==============

Identifiable assets
Vehicle components                                                      $32,255            $46,383
Electrical components and GPS                                            10,504              9,085
Corporate                                                                 1,885              6,251
                                                                 ---------------     --------------
Total assets - continuing operations                                     44,644             61,719
                                                                 ---------------     --------------
Agricultural equipment - discontinued operations                              -                698
                                                                 ---------------     --------------
Total assets                                                            $44,644            $62,417
                                                                 ===============     ==============

Capital expenditures
Vehicle components                                                      $   182            $   195
Electrical components and GPS                                                 5                  4
                                                                 ---------------     --------------
Total capital expenditures                                              $   187            $   199
                                                                 ===============     ==============


Depreciation and amortization
Vehicle components                                                      $   903            $   618
Electrical components and GPS                                                64                103
                                                                 ---------------     --------------
Total depreciation and amortization                                     $   967            $   721
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

Financial Position and Capital Resources
Financial Condition, Liquidity and Capital Resources

As shown in the consolidated financial statements during the quarters ended December 31, 2000 and 1999, the Company incurred losses of $(4,494) and $(1,312), respectively. In addition, accounts payable has increased from $11,363 at September 30, 2000 to $11,628 at December 31, 2000 including significant amounts which are past due, and the Company's working capital deficit has increased from a deficit of $(17,678) at September 30, 2000 to a deficit of $(19,670) at December 31, 2000; and stockholders' equity has decreased from $1,044 at September 30, 2000 to a deficit of $(3,597) at December 31, 2000. Also, as described in Note 8 to the Unaudited Consolidated Financial Statements, the Company was not in compliance with its debt covenants with the Bank and was in default on debt payments to the Bank for Bank Term Loans III and IV. No waivers have been obtained and the default has not been cured, and although a forebearance agreement was reached with the Bank through the original terms of the loans, all of the debt with the Bank of $20,013 has been classified as current liabilities in the accompanying Consolidated Balance Sheet at December 31, 2000. During the first quarter of fiscal 2001, the Company reached the borrowing capacity under its credit agreement and required an overadvance from its primary bank to support operations. Due to the lack of borrowing capacity under the credit facility, the Company's working capital deficit, the Company's debts, including accounts payable, and other factors as outlined herein, the Company has a significant lack of liquidity. Accordingly, the Company's continuation as a going concern is dependent upon, among other things, its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms of its credit agreement, to obtain additional financing or refinancing as may be required, and ultimately to attain profitability.

In addition, due to the Company's financial difficulties, it has substantial outstanding payables with essentially all of its suppliers of raw materials, components and services. As a result of these long outstanding payables, these vendors could decide to discontinue the Company's supply of raw materials, components and services which could cause a disruption in the Company's production and operations. The Company's business, prospects, financial condition and results of operations may be materially adversely affected by such a disruption or delay.

The Company was able to raise $4,576 net of expenses from a Private Placement in February 2001. The $4,576 raised was in the form of $4,950 of secured subordinated debentures which are due March 1, 2002, bearing interest at 12% and include warrants to purchase the Company's common stock at $1.375 per share for each $2.00 of principal amounts of the debentures purchased. Although the Company is out of compliance with its Bank's debt covenants, a forbearance agreement effective through the terms of the loans has been agreed to with the bank. The Company engaged an investment banking firm to investigate strategic alternatives available, including selling all or part of the Company to a third party or raising sufficient equity and/or debt financing to support the operations of the Company. On February 22, 2001 the board of directors of the Company announced that based on the review of these strategic alternatives, it will immediately pursue a sale of the company or its individual operating subsidiaries as a means to maximize value to its shareholders. The Company has retained the investment banking firm of W.Y. Campbell & Co. to assist in the sale of the Company and its operating units. The Company has obtained outside debt financing and a forbearance from the Bank to enable the Company to pursue the sale process, however, additional financing may be required to accomplish this. There is no assurance that the Company will be able to obtain adequate working capital in the amounts needed to sustain its operations or sell its business or parts of it in a timely fashion. If the Company is not successful in these pursuits it may be forced into a reorganization under the United States Bankruptcy Code.

The above matters raise a substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Cash decreased $30 at December 31, 2000 compared to September 30, 2000. Cash flow from operations decreased from $1,647 for the quarter ended December 31, 1999 to $915 for the quarter ended December 31, 2000. The decrease was primarily due to the increase in the net loss between years. The positive cash flow from operations for 2001 differs from the net loss from operations primarily because of non cash operating expenses of $967 for deprecation and amortization, an impairment loss on assets at PPT of $1,996, a decrease in receivables of $626, a decrease in inventory of $901, and an increase in accounts payable and accrued expenses of $564.

Cash flow from financing activities was a use of $758 for the quarter ended December 31, 2000 compared to $2,590 for the quarter ended December 31, 1999, reflecting net payments on debt of $375, $236 on capital lease obligations, and $147 for preferred stock dividends.

                             Williams Controls, Inc.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                (Dollars in thousands, except per share amounts)

Financial Position and Capital Resources
Financial Condition, Liquidity and Capital Resources

Guaranty of  Affiliate  Debt
----------------------------
United States National Bank has notified the Company that it intends to exercise its rights under the Company's guaranty of $1.3 million of the debt of Ajay Sports, Inc. ("Ajay"), an affiliate of the Company. The Company's former chief executive officer, Thomas W. Itin, who is an officer and shareholder of Ajay, has guaranteed this obligation to the Company, along with certain loans and investments made by the Company to and in Ajay. Mr. Itin has taken the position that, as a result of his retirement, this guarantee and his other guarantees of certain loans and investment in and to Ajay are no longer in effect. The Company disagrees with the position taken by Mr. Itin.


Delisting from the Nasdaq National Market
-----------------------------------------
The Company received notice from the Nasdaq Stock Market that its net tangible assets are below the required minimum for listing on the Nasdaq National Market. The Company is currently pursuing various alternatives to maintain listing on the Nasdaq. If the Company's securities are delisted from the Nasdaq National Market, it may apply for listing on the Nasdaq SmallCap Market, provided at that time it meets the requirement for inclusion on that market. If the Company's securities do not meet the requirement for inclusion of the Nasdaq SmallCap Market, the price of its common stock may be obtained on either the electronic bulletin board or on pink sheets.


Recent  Appointment of New CEO and CFO
--------------------------------------
The Company has recently obtained a new CEO and CFO. On January 8, 2001, the board of directors named Thomas K. Ziegler as chief executive officer, chief operating officer and president of the Company, replacing Thomas W. Itin who retired from those same positions. In addition on January 17, 2001, the Company hired Dennis E. Bunday as chief financial officer.


Market Risk
-----------
The Company may be exposed to future interest rate changes on its debt. The Company does not believe that a hypothetical 10 percent change in end of period interest rates would have a material effect on the Company's cash flow.


Recent FASB Pronouncements
--------------------------
In June 2000 the FASB issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133" ("SFAS 138"). In June 1999 the FASB issued Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities." ("SFAS 137") SFAS 137 is an amendment to SFAS 133, "Accounting for Derivative Instruments and hedging Activities." SFAS 133, as amended by SFAS 137 and 138 establishes accounting and reporting standards for all derivative instruments. SFAS 133 and 138 are effective for fiscal years beginning after June 15, 2000. The Company adopted the new standard in the period ended December 31, 2000. The Company has made an assessment of its potential derivative instruments and based on that assessment the adoption of SFAS 133 and 138 has had no impact on the Company's financial position or results of operations.

                             Williams Controls, Inc.
          Management's Discussion and Analysis of Results of Operations
                (Dollars in thousands, except per share amounts)

Results of Operations
Three months ended December 31, 2000 compared to the three months ended December 31, 1999, as restated (Note 3)


Sales
-----

Total sales decreased $898, or 5.6%, to $14,979 in the first quarter of fiscal 2001 from $15,877 in the first quarter of fiscal 2000 primarily due to lower unit sales volumes in the Company's Vehicle Components and Electrical Components and GPS business segments.

Sales in the Vehicle Components segment decreased $371 or 2.5%, to $14,652 in the first quarter of fiscal 2001 over levels achieved in the first quarter of fiscal 2000 while the Electrical Components and GPS business segment experienced a decrease in sales of $526 or 61.7%. In the Vehicle Components segment, PPT increased its plastic injection molding sales $1,041, Aptek increased its automotive pedals sales $1,000, and NESC increased its sales by $353. However, the increases were offset, primarily because Williams Controls Industries experienced decreased sales of $2,750 primarily in the sale of electronic throttle controls (ETC). In the Electrical Components and GPS segment, decreased sales resulted from lower unit sales of electrical components.


Gross margin and Impairment Loss
--------------------------------

Gross margin from continuing operations was $2,355 or 15.7% of sales in the first quarter of 2001, compared to $4,491 or 28.3% of sales in the comparable fiscal 2000 period. Gross margin decreased $2,136 or 47.6%, in the first quarter of fiscal 2001. In the Vehicle Components business segment, gross margin decreased $1,416 or 31.2% during the first quarter ended December 31, 2000 from $4,534 for the first quarter ended December 31, 1999 due primarily to lower sales levels, decreased absorption of overhead related to lower finished goods inventory levels, as well as the impact from product mix shifting slightly away from higher margin ETC sales and incurred losses from PPT as discussed below.

The Electrical Components and GPS segment also recognized an increase in gross margin loss of $720 from prior year quarter to date margin loss of $43. This was primarily due to declining sales at the electronic components operations.

The Company's plastic injection molding and tooling subsidiary (PPT), the operating results of which are included in the Vehicle Components business unit, reported an increase in loss from operations of $2,798 in the first quarter ended December 31, 2000 compared to the prior fiscal quarter loss. Sales, gross margin (loss) and operating loss for the quarter ended December 31, 2000 were $2,200, $(853), and $(3,606) compared to $1,230, $(432) and $(808), respectively, in the prior fiscal quarter. In February 2001, management of the Company announced that it would close the operations of its PPT subsidiary. Management is in the process of winding up the affairs of PPT and has evaluated the realizability of the assets of PPT based on the closure. Accordingly, the Company has recorded an impairment loss on PPT's property, plant, and equipment of $1,996 in the quarter ended December 31, 2000. It has also established reserves of $100 and $598 for obsolete and excess inventory and estimated uncollectible accounts receivable, respectively.


Operating expenses
------------------

Operating expenses before loss on impairment of assets were $3,788 for the three months ended December 31, 2000 compared to $3,989 for the comparable fiscal 2000 period, a decrease of $201, or 5.0% as a result of decreased research and development expenses. Operating expenses before loss on impairment of assets, as a percentage of net sales, increased to 25.3% in the first quarter of fiscal 2001 compared to 25.1% in the comparable 2000 quarter.

Research and development expenses decreased $752, to $945 during the first quarter of fiscal 2001 compared to $1,697 in the comparable fiscal 2000 period. As a percent of sales, research and development expenses decreased from 10.7% to 6.3%. Research and development expenses were decreased by $212 in the Vehicle Components business segment and by $540 in the Electrical Components and GPS business segment. This is primarily due to significant expenditures and higher payroll for employees working for the Chrysler RS Program in early fiscal 2000. This program was cancelled during the latter half of fiscal 2000. Last year research and development expenses increased to support new product development for the automotive and truck ETC and adjustable foot pedal products, and for development of sensor-related products and for existing customers. This year the focus has shifted to production of adjustable foot pedals and sensor-related products.

Administrative costs increased $563 to $2,415 during the first quarter ended December 31, 2000. This was primarily due to $137 decrease in the Electrical Components and GPS business segment offset by $700 increase in the Vehicle Components business segment which includes the $513 reserve established for PPT estimated uncollectible accounts receivable.

                             Williams Controls, Inc.
          Management's Discussion and Analysis of Results of Operations
                (Dollars in thousands, except per share amounts)

Results of Operations
Three months ended December 31, 2000 compared to the three months ended December 31, 1999, as restated (Note 3)

Interest and Other Expenses
---------------------------

Interest expense increased $444, or 70.6%, to $1,073 in the first quarter of fiscal 2001 from $629 in the first quarter of fiscal 2000 primarily because of the increased debt borrowing, costs incurred in Company's attempt to refinance, and interest expense no longer allocated to the discontinued operations of the Agricultural Equipment segment which was sold in May of 2000. Interest allocated to the discontinued Agricultural Equipment segment was $26 for the quarter ended December 31, 1999.

The Company recognized no share of equity income (loss) in its affiliate, Ajay, for the quarter ended December 31, 2000 due to unavailability of information. The Company's share of any loss is not expected to be material based on Ajay's previously reported results for continuing operations for the period ended September 30, 2000 and the Company's percentage to be used for recording its equity interest in results of affiliate. As such, current figures report a decrease in recognized equity loss in Ajay of $1,366 for the quarter ended December 31, 2000 compared to the quarter ended December 31, 1999 primarily due to Ajay's prior year's losses from discontinued operations.


Net earnings available to common shareholders
---------------------------------------------

Net earnings (loss) allocable to common shareholders was $(4,641) in the quarter ended December 31, 2000 compared to $(1,459) in the comparative prior year period due to decreased gross margins, increased administrative and interest expense and loss on impairment of assets at PPT, offset by decreased research and development expense and equity interest in loss of affiliate.

The effective income tax rates were 0.00% and 7.28% for the quarters ended December 31, 2000 and 1999, respectively. The Company is in a net operating loss carryforward position and is providing a 100% valuation allowance on all deferred tax assets in the current fiscal year due to going concern issues.

                                     Part II

Item 1.   Legal Proceedings

          None

Item 2.   Changes in Securities and Use of Proceeds

          None

Item 3.   Defaults Upon Senior Securities

          On November 15, 2000, the Company defaulted under the terms of its credit agreement with the Bank when it failed to repay Term Loans III and IV in the remaining principal amounts of $694 and $1,000, respectively, both due on November 15, 2000. As of December 31, 2000, the Company was not in compliance with its debt covenants with the Bank. No waivers have been obtained and the default has not been cured, and although a forebearance agreement was reached in February 2001 with the Bank, all of the debt with the Bank of $20,013 has been classified as current liabilities in the accompanying Consolidated Balance Sheet at December 31, 2000.

Item 4.   Submission of Matters to a Vote of Security Holders

          None

Item 5.   Other Information

          None


Item 6.   Exhibits and Reports on Form 8-K

(a)       Exhibits
               None

(b)       Reports on Form 8-K
               None

                             Williams Controls, Inc.

                                    Signature


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                             WILLIAMS CONTROLS, INC.






                                                By: /s/ Thomas K. Ziegler
                                                    ----------------------------
                                                    Thomas K. Ziegler
                                                    President and
                                                    Chief Executive Officer



                                                By: /s/ Dennis E. Bunday
                                                    ----------------------------
                                                    Dennis E. Bunday,
                                                    Chief Financial Officer








Date:  March 21, 2001

                             Williams Controls, Inc.

                                    Signature


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             WILLIAMS CONTROLS, INC.






                                                    ----------------------------
                                                    Thomas K. Ziegler
                                                    Presidend and
                                                    Chief Executive Officer




                                                    ----------------------------
                                                    Dennis E. Bunday,
                                                    Chief Financial Officer






Date:  March 21, 2001