Form 10-Q
period 2001-05-18
WILLIAMS CONTROLS INC
filed 2001-05-18
CIK 854860

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


          [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: March 31, 2001


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

                                  Yes      No  X
                                      ---     ---

The number of shares outstanding of the registrant's common stock as of April 30, 2001: 19,921,114

                             Williams Controls, Inc.

                                      Index


                                                                           Page
                                                                          Number

Part I.  Financial Information

  Item 1.  Financial Statements

           Consolidated Balance Sheets, March 31, 2001
             (unaudited) and September 30, 2000                             1

           Unaudited Consolidated Statements of Operations,
             three and six months ended March 31, 2001 and 2000
             (as restated)                                                  2

           Unaudited Consolidated Statements of Cash Flows,
             six months ended March 31, 2001 and 2000
             (as restated)                                                  3

           Notes to Unaudited Consolidated Financial Statements            4-7

  Item 2.  Management's Discussion and Analysis
             of Financial Condition and Results of Operations              8-11


Part II.  Other Information

  Item 1.  Legal Proceedings                                                12

  Item 2.  Changes in Securities and Use of Proceeds                        12

  Item 3.  Defaults Upon Senior Securities                                  12

  Item 4.  Submission of Matters to a Vote of Security Holders              12

  Item 5.  Other Information                                                12

  Item 6.  Exhibits and Reports on Form 8-K                                 12

           Signature Page                                                   12

                                     Part I

Item 1.
                             Williams Controls Inc.
                           Consolidated Balance Sheets
         (Dollars in thousands, except share and per share information)

                                                                            March 31,             September 30,
                                                                              2001                    2000
                                                                          (unaudited)
                                                                       -------------------    ---------------------
                           ASSETS
Current Assets:
   Cash and cash equivalents                                                 $    935                 $      30
   Trade and other accounts receivable, less allowance of $618 and
     $508 at March 31, 2001 and September 30, 2000, respectively                9,352                    11,357
   Inventories                                                                  4,691                     8,016
   Other current assets                                                           819                     1,158
                                                                       -------------------    ---------------------
     Total current assets                                                      15,797                    20,561

   Property plant and equipment, net                                           18,618                    21,486
   Investment in and note receivable from affiliate                             1,615                     1,615
   Goodwill and intangible assets, net                                            510                     5,165
   Other assets                                                                   520                       322
                                                                       -------------------    ---------------------
     Total assets                                                            $ 37,060                 $  49,149
                                                                       ===================    =====================

            LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
   Accounts payable                                                          $ 11,222                 $  11,363
   Accrued expenses                                                             6,024                     4,574
   Non-refundable deposit                                                           -                       500
   Current portion of long-term debt and capital leases                        15,127                    21,802
   Secured subordinated debt, net                                               4,280                         -
                                                                       -------------------     --------------------
      Total current liabilities                                                36,653                    38,239

Long-term debt and capital lease obligations                                    3,866                     4,567
Other liabilities                                                               3,671                     3,259
Convertible subordinated debt, net                                              2,061                     2,040

Commitments and contingencies

Shareholders' equity (deficit):
   Preferred stock ($.01 par value, 50,000,000 authorized;
      78,400 issued and outstanding at March 31, 2001
      and September 30, 2000)                                                       1                         1
   Common stock ($.01 par value, 50,000,000 authorized;
      19,921,114 issued at March 31, 2001 and
      September 30, 2000)                                                         199                       199
   Additional paid-in capital                                                  23,069                    21,744
   Accumulated deficit                                                        (31,583)                  (20,023)
   Treasury stock (130,200 shares at March 31, 2001
      and September 30, 2000)                                                    (377)                     (377)
   Note receivable                                                               (500)                     (500)
                                                                       -------------------     --------------------
      Total shareholders' equity (deficit)                                     (9,191)                    1,044
                                                                       -------------------     --------------------

        Total liabilities and shareholders' equity (deficit)                 $ 37,060                 $  49,149
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

                             Williams Controls, Inc.
                      Consolidated Statements of Operations
         (Dollars in thousands, except share and per share information)
                                  (unaudited)



                                               Three months       Three months         Six months        Six months
                                                   Ended              Ended              Ended             Ended
                                                  March 31,          March 31,          March 31,         March 31,
                                                    2001               2000               2001              2000
                                                                   (as restated,                        (as restated,
                                                                    see Note 3)                          see Note 3)
                                               --------------     --------------     --------------     --------------

Sales                                             $15,030            $17,596            $30,009            $33,473
Cost of sales                                      12,207             13,089             24,831             24,475
                                               --------------     --------------     --------------     --------------
Gross margin                                        2,823              4,507              5,178              8,998

Operating expenses:
  Research and development                          1,022              1,474              1,967              3,171
  Selling                                             339                425                767                865
  Administration                                    2,362              2,404              4,777              4,256
  Loss on impairment of assets - PPT                    -                  -              1,996                  -
  Loss on impairment of assets - ProActive          4,366                  -              4,366                  -
                                               --------------     --------------     --------------     --------------
    Total operating expenses                        8,089              4,303             13,873              8,292
                                               --------------     --------------     --------------     --------------

Earnings (loss) from operations                    (5,266)               204             (8,695)               706

Other (income) expenses:
   Interest income                                      -                (40)                 -               (110)
   Interest expense                                 1,067                562              2,140              1,191
   Other (income) expense, net                        (16)               (28)               (24)               (36)
   Equity interest in loss of affiliate                 -                867                  -              2,233
                                               --------------     --------------     --------------     --------------
     Total other expenses                           1,051              1,361              2,116              3,278
                                               --------------     --------------     --------------     --------------


Loss from operations before
   income tax benefit                              (6,317)            (1,157)           (10,811)           (2,572)
Income tax benefit                                      -               (169)                 -               (272)
                                               --------------     --------------     --------------     --------------

Net loss                                           (6,317)              (988)           (10,811)            (2,300)

Dividends on preferred stock                         (602)              (150)              (749)              (297)
                                               --------------     --------------     --------------     --------------
Net loss allocable to common
  shareholders                                    $(6,919)          $ (1,138)          $(11,560)           $(2,597)
                                               ==============     ==============     ==============     ==============


Net loss per common share - basic                 $ (0.35)           $ (0.06)           $ (0.58)           $ (0.13)
                                               ==============     ==============     ==============     ==============
Weighted average shares used in per share
  calculation basic                              19,790,914         19,786,742         19,790,914         19,782,585
                                               ==============     ==============     ==============     ==============

Net loss per common share - diluted               $ (0.35)           $ (0.06)           $ (0.58)           $ (0.13)
                                               ==============     ==============     ==============     ==============
Weighted  average  shares  used in per  share
calculation - diluted                            19,790,914         19,786,742         19,790,914         19,782,585
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

                             Williams Controls, Inc.
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)


                                               Six Months          Six Months
                                                 Ended               Ended
                                                March 31,           March 31,
                                                  2001                2000
                                                                  (as restated,
                                                                   see Note 3)
                                             --------------      ---------------
Cash flows from operating activities:
  Net loss                                     $(10,811)            $ (2,300)
Adjustments  to reconcile net loss
  to net cash provided by operations:
      Depreciation and amortization               2,193                1,439
      Equity interest in loss of affiliate            -                2,233
      Loss from impairment of assets - PPT        1,996                    -
      Loss from impairment of assets - ProActive  4,366                    -
Changes in working capital:
      Receivables, net                            2,005                 (319)
      Inventories                                 3,325                 (449)
      Accounts payable and accrued expenses         662                  785
      Other                                         787                  335
                                             --------------      ---------------
Net cash provided by operating activities         4,523                1,724


Cash flows from investing activities:
  Payments for property, plant and equipment       (671)              (1,148)
                                             --------------      ---------------
Net cash used in investing activities              (671)              (1,148)


Cash flows from financing activities:
  Net borrowings (repayments) of long-term
    debt and capital lease obligations           (7,376)               1,800
  Net proceeds from secured subordinated debt     4,576                    -
  Payments under term notes                           -               (2,368)
  Preferred dividends                              (147)                (147)
  Proceeds from issuance of common stock              -                   36
                                             --------------      ---------------
Net cash used in financing activities            (2,947)                (679)

Net cash used in discontinued operations              -               (1,470)

Net increase (decrease) in cash and cash            905               (1,573)
  equivalents
Cash and cash equivalents at beginning of
  period                                             30                2,323
                                             --------------      ---------------
Cash and cash equivalents at end of period     $    935             $    750

                                             --------------      ---------------

Supplemental disclosure of cash flow
  information:
      Interest paid                           $   1,066             $  1,170

      Income taxes paid (refund)              $    (158)            $      -
                                             --------------      ---------------
Supplemental disclosure of non-cash
  investing and financing activities

Capital leases for equipment                   $      -             $    200

Dividends accrued not paid                     $    147             $    150

Dividends for implied return on preferred      $    455             $      -
  stock

Secured subordinated debt issuance costs       $     57             $      -

Secured subordinated debt discount             $    813             $      -
                                             --------------      ---------------



        The accompanying notes are an integral part of these statements.

                             Williams Controls, Inc.
              Notes to Unaudited Consolidated Financial Statement
                Three and Six Months ended March 31, 2001 & 2000
            (Dollars in thousands, except share & per share amounts)


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

3.  Restatement

During the fourth quarter of the fiscal year ended September 30, 2000, the Company applied the provisions of Emerging Issues Task Force 99-10 "Percentage Used to Determine the amount of Equity Method Losses" (EITF 99-10) in the calculation of Equity Interest in Loss of Affiliate in its Consolidated Financial Statements. This pronouncement provides for the percentage of ownership to be determined by the liquidation order of the investment held to the total of each particular level of investment held by the investor contained in the financial statements of the investee. The Company's investment in Ajay Sports, Inc., an affiliate, consists of common and preferred stock and notes receivable. For the first three-quarters of the fiscal year ended September 30, 2000, the Equity Interest in Loss of Affiliate was computed utilizing only the percentage of common stock ownership held by the Company in Ajay. The effect of EITF 99-10 in the fourth quarter of 2000 was to substantially increase the Company's Equity Interest in Loss of Affiliate from amounts that were recorded using only the percentage of common stock ownership. EITF 99-10 was effective for the Company's first quarter of fiscal 2000, accordingly, the Company has restated its previously reported quarterly and six month amounts to reflect the proper application of EITF 99-10. The effect of this restatement on the operating results for the three and six months ended March 31, 2000 as follows:

                                         Three Months Ended                 Six Months Ended
                                           March 31, 2000                    March 31, 2000
                                    As Previously        As            As Previously        As
                                       Reported      Restated             Reported       Restated

Loss from operations
  before income tax benefit         $    (440)       $ (1,157)       $     (709)         $ (2,572)

Net loss                                 (271)           (988)             (437)           (2,300)

Net loss allocable to common
 shareholders                            (421)          (1,138)            (734)           (2,597)

Net loss per common share-basic         (0.02)           (0.06)           (0.04)           ( 0.13)

Net loss per common share-diluted       (0.02)           (0.06)           (0.04)            (0.13)

No  additional  income tax benefit was recorded in the three or six months ended
March 31, 2000 as a result of the restatement of the Equity Interest in Loss of Affiliate.


4.  Going Concern Matters

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the three months ended March 31, 2001 and 2000, the Company incurred losses of $6,919 and $1,138, respectively, and for the six months ended March 31, 2001 and 2000 the Company incurred losses of $11,560 and $2,597, respectively. In addition, the majority of the Company's accounts payable are significantly past due; the Company's working capital deficit increased from $(17,678) at September 30, 2000 to $(20,856) at March 31, 2001; and stockholders' equity has decreased from $1,044 at September 30, 2000 to a deficit of $(9,191) at March 31, 2001. Also, as described in Note 8 to the Unaudited Consolidated Financial Statements, the Company was not in compliance with its debt covenants under the credit facility with its primary bank (the Bank) and the Company has extended the debt due with another bank. The Company was also in default on debt payments to the Bank for Bank Term Loans III and IV, each as defined in Note 8, below. Although a forbearance agreement was reached with the Bank through the original terms of the credit facility and term loans, no waivers have been obtained and the default has not been cured. Furthermore, the credit facility with the Company's primary bank matures on July 11, 2001. As a result, although the forbearance agreement was reached, the Company has classified its debt owed to the Bank of $13,598 as current liabilities in the accompanying Consolidated Balance Sheet at March 31, 2001.

During the second quarter of fiscal 2001, the Company had fully borrowed and was in an overadvance position under its credit facility until the Company raised $4,576, net of expenses, from a private placement of debt in February 2001. The $4,576 raised was in the form of $4,950 of secured subordinated debentures which are due March 1, 2002, bearing interest at 12% and include warrants to purchase the Company's common stock at $1.375 per share for each $2.00 of principal amounts of the debentures purchased. The Private Placement funds were used to pay down bank debt, including the overadvance from the Bank and to support the operations of the Company. Due to the lack of borrowing capacity under the credit facility, the Company's working capital deficit, the Company's debts, including accounts payable, and other factors as outlined herein, the Company has a significant lack of liquidity. Accordingly, the Company's continuation as a going concern is dependent upon, among other things, its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms of its credit facility, to obtain additional financing or refinancing as may be required, and ultimately to attain profitability. The above matters raise a substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

5.  Comprehensive Income (Loss)

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 130, "Reporting Comprehensive Income", which requires companies to report a measure of all changes in equity except those resulting from investments by owners and distributions to owners. Total comprehensive (loss) for the three months ended March 31, 2001 and 2000 was $(6,317) and $(988), respectively, and consisted solely of net loss, and for the six months ended March 31, 2001 and 2000 the total comprehensive (loss) was $(10,811) and $(2,300), respectively, and consisted solely of net loss. As of March 31, 2001, accumulated other comprehensive loss was $(31,583) and consisted of accumulated deficit.

6.  Earnings (loss) per Share

Basic earnings per share ("EPS") and diluted EPS are computed using the methods prescribed by Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Basic EPS is calculated using the weighted-average number of common shares outstanding for the period and diluted EPS is computed using the weighted-average number of common shares and dilutive common equivalent shares outstanding

Following  is a  reconciliation  of basic EPS and  diluted  EPS:

                                               Three Months Ended                  Three Months Ended
                                                 March 31, 2001                      March 31, 2000
                                                                                     (as restated)
                                         --------------------------------    -------------------------------
                                                                  Per                                Per
                                                                 Share                              Share
                                           Loss      Shares      Amount        Loss      Shares     Amount

       Net loss from operations          $(6,317)                             $  (988)
       Less-Preferred stock dividends       (602)                                (150)
                                         ---------                           ---------
       Basic EPS-
         Net loss allocable to
         common shareholders             $(6,919)   19,790,914   $ (0.35)     $(1,138)  19,786,742   $(0.06)
                                                                =========                          =========
       Effect of dilutive securities -
         Stock options and warrants            -           -                        -           -
         Convertible preferred stock           -           -                        -           -
         Convertible subordinated debt         -           -                        -           -
       Diluted EPS -                     ---------  ----------                --------  ----------
         Net loss allocable to
         common shareholders             $(6,919)   19,790,914   $ (0.35)     $(1,138)  19,786,742   $(0.06)
                                         ========= ============ =========    ========= =========== =========


                                                Six Months Ended                    Six Months Ended
                                                 March 31, 2001                      March 31, 2000
                                                                                     (as restated)
                                         --------------------------------    -------------------------------
                                                                  Per                                Per
                                                                 Share                              Share
                                           Loss      Shares      Amount        Loss      Shares     Amount

       Net loss from operations          $(10,811)                            $(2,300)
       Less-Preferred stock dividends        (749)                                (297)
                                         ---------                           ---------
       Basic EPS-
         Net loss allocable to
         common shareholders            $(11,560)   19,790,914   $ (0.58)     $(2,597)  19,782,585   $(0.13)
                                                                =========                          =========
       Effect of dilutive securities -
         Stock options and warrants            -           -                        -           -
         Convertible preferred stock           -           -                        -           -
         Convertible subordinated debt         -           -                        -           -
       Diluted EPS -                     ---------  ----------                --------  ----------
         Net loss allocable to
         common shareholders            $(11,560)   19,790,914   $ (0.58)     $(2,597)  19,782,585   $(0.13)
                                         ========= ============ =========    ========= =========== =========


     At March 31, 2001 and 2000, the Company had options and warrants covering 6,236,879 and 3,412,106 shares, respectively, of the Company's common stock that were not considered in the respective dilutive EPS calculations since they would have been antidilutive. In both periods, conversion of the preferred shares and convertible subordinated debt would have been antidilutive and therefore was not considered in the computation of diluted earnings per share.

7.   Inventories

     Inventories consisted of the following:

                                       March  31,            September 30,
                                          2001                   2000
                                  -------------------     ------------------
       Raw material                     $3,130                 $6,108
       Work in process                   1,108                  1,088
       Finished goods                      453                    820
                                  -------------------     -------------------
                                        $4,691                 $8,016
                                  -------------------     -------------------

Finished goods include component parts and finished product ready for shipment.

8.  Debt

On June 30, 1998, the Company restructured its credit facility with the Bank to consist of a revolving credit facility of up to $16,500, a $3,100 term loan
(Term Loan I) and a $2,700 real estate loan. In December 1998, the Company borrowed $2,500 under Term Loan II. In July 1999, the Company borrowed $2,500 under Term Loan III. In February 2000, the Company borrowed $1,000 as an over-advance (Term Loan IV) of its credit agreement. Under the revolver, the Company can borrow up to $14,000 (as per amendment to the credit agreement) based upon a borrowing base availability calculated using specified percentages of eligible accounts receivable and inventory. The revolver bears interest at the Bank's prime rate plus 2.00%, (10% at March 31, 2001). The Real Estate and Term Loan I loans bear interest at the Bank's prime rate plus 2.25% and Term Loan III and an over-advance bear interest at the banks prime rate plus 3.25%. The loans and the revolving credit facility mature on July 11, 2001. The Real Estate loan is being amortized over twenty years and Term Loan I is being amortized over seven years with all remaining principal outstanding due at July 11, 2001. The advance under Term Loan II was repaid during 2000. Term Loan III is being amortized over eighteen months, with an original maturity date of February 2000. The over-advance is non-amortizing with an original maturity of July 15, 2000. Subsequent amendments to the credit agreement provided for payment by November 15, 2000, of both Term Loan III and the over-advance. The Company did not repay Term Loan III or the over-advance as per the amended due date, and is in default under the terms of the credit agreement under this provision. All loans are secured by substantially all of the assets of the Company.

The loan agreement prohibits payment of dividends by the Company except for the Series A Preferred dividend, and requires the Company to maintain minimum working capital of $12,000 and minimum tangible net worth, as defined, of $11,500. The loan also prohibits additional indebtedness and common stock repurchases except through the use of proceeds from stock options exercised, and restricts capital expenditures to an amount not to exceed $10,500 for the two years ended September 30, 1999 and not to exceed $2,500 annually thereafter. In addition, the loan limits incremental operating lease obligations to $600 annually. Fees under the loan agreement include an unused revolver fee of .25% and a prepayment penalty fee declining from 3% in 1998 to 0.5% in the year 2001. The prepayment fee is waived if the loan is repaid with proceeds from the sale of assets or is refinanced with an affiliate of the Bank. At March 31, 2001, the Company was not in compliance with its debt covenants for debt with the Bank and was in default on debt payments to the Bank for Bank Term Loans III and IV. No waivers have been obtained and the default has not been cured. Furthermore, the credit facility matures on July 11, 2001. As a result, although the forbearance agreement was reached, the Company has classified all of its debt with the Bank of $13,598 as a current liability in the accompanying Consolidated Balance Sheet at March 31, 2001. (See Note 4)

9.  Subordinated Debt and Preferred Stock

In February 2001, the Company issued 12% secured subordinated debentures totaling $4,950, due March 1, 2002. Net proceeds to the Company after expenses, were $4,576 and were used for the payment of bank debt obligations and general operating purposes. The debentures are secured by mortgages on certain real property owned by the Company, subordinate to certain other senior indebtedness (as defined). In addition, the Company issued to each purchaser of debentures a three year warrant to purchase common stock of the Company, par value $0.01 per share, at $1.375 per share for each $2.00 of principal amount of debentures purchased. The Company also issued the placement agent a three year warrant to purchase shares of the Company's common stock equal to 7.0% of the number of warrants issued to the purchasers. The exercise price of the placement agent warrants is $1.375 per share. The fair value of warrants issued, totaling $870, is included as "Additional Paid in Capital" within Shareholders' Equity with an offset of $813 against the "Secured Subordinated Debt" for the warrants issued to debenture holders and an increase of $57 in other assets for the placement agent warrants in the accompanying Consolidated Balance Sheet. The fair value of the warrants has been allocated using relative fair values. The discount of the debentures and the debt issuance costs are being amortized using the effective interest method over the lives of the debt, which is one year.

The conversion price for the warrants issued in connection with the secured subordinated debt shall be adjusted if the Company sells or distributes common stock, options or warrants to purchase common stock or securities convertible into common stock at a price below the conversion price of the warrants issued in connection with the secured subordinated debt, subject to certain exceptions defined in the agreement. The formula for adjustment is as defined in the agreement.


In April 2000, the Company issued 7.5% convertible subordinated debentures in an aggregate principal amount of $2,140, due March 31, 2003 including $140 issued in lieu of the underwriting fee. The debentures are unsecured obligations, subordinate to all senior indebtedness (as defined). The debentures are convertible into shares of the Company's common stock, at a conversion price of $2.00 per share. In addition, the Company issued to each purchaser of debentures a three year warrant to purchase common stock of the Company equal to 20% of the shares of common stock into which such purchaser's debenture is convertible. The exercise price of the warrants is $2.375 per share. The conversion price for the convertible subordinated debt and warrants shall be adjusted if the Company sells or distributes common stock, options or warrants to purchase common stock or securities convertible into common stock at a price below the conversion price of the convertible subordinated debt, subject to certain exceptions defined in the agreement. The formula for adjustment is as defined in the agreement. As a result of the issuance of the secured subordinated debt in February 2001, the conversion prices of the convertible subordinated debt and the warrants were adjusted to approximately $1.93 and $2.28, respectively. The revised conversion price does not represent a beneficial conversion feature to the holders of the convertible subordinated debt.



In April 1998, the Company completed a private placement of 80,000 shares of Series A convertible redeemable preferred stock at $100 per share. The preferred stock bears a dividend rate of 7.5%, which is payable quarterly, and was convertible at the option of the holder into 2,909,091 shares of the Company's common stock. Dividends are cumulative and have preference over other equity distributions. The preferred stock conversion price shall be adjusted if the Company sells or distributes common stock, options or warrants to purchase common stock or securities convertible into common stock at a price below the preferred stock conversion price. The formula for adjustment is as defined in the agreement. The preferred stock conversion price was previously adjusted to approximately $2.70 as a result of the issuance of the convertible subordinated debt in April 2000. As a result of the issuance of the secured subordinated debt in February 2001, the preferred stock conversion price was adjusted to approximately $2.54. The revised conversion price resulted in a beneficial conversion feature. Accordingly, the Company recorded a non-cash charge of approximately $455 for additional preferred dividends to account for the implied value of the beneficial conversion feature.

10.  Dispositions

PPT
In July 2000, the Company entered into an agreement to sell PPT, its plastic injection molding subsidiary, subject to certain conditions. This transaction was not consummated and has been terminated. As a result of the inability to sell PPT and after reviewing PPT's history of operating problems, workforce levels and profitability, PPT operations have been terminated. Management of PPT has evaluated the realizability of the assets of PPT based on the closure. Accordingly, the Company recorded an impairment loss on PPT's property, plant, and equipment of $1,996 and established additional reserves of $490 for estimated un-collectible accounts receivable. Total assets of PPT at March 31, 2001 and September 30, 2000 were $4,519 and $9,469, respectively. Net sales and loss from operations of PPT were $1,827, $(1,227) and $2,565 and $(1,094) for the three months ended March 31, 2001 and 2000, respectively. Net sales and loss from operations of PPT were $4,026 and $(4,833) and $3,796 and $(1,902) for the six months ended March 31, 2001 and 2000, respectively.

Geofocus
The Company continues to market its GPS equipment subsidiary, However as of March 31, 2001 no sale had been consummated. Accordingly, GeoFocus continues to be consolidated in the accompanying consolidated financial statements. Total assets of GeoFocus at March 31, 2001 were not material to the consolidated financial statements. Net sales and income (loss) of GeoFocus were $204 and $(152) and $270 and $(26) for the three months ended March 31, 2001 and 2000, respectively. Net sales and income (loss) of GeoFocus were $332 and $(299) and $658 and $7 for the six months ended March 31, 2001 and 2000, respectively.

11.      Loss on Impairment of Assets - ProActive

In July 1999, the Company purchased the ProActive Pedals (ProActive) division of Active Tools Manufacturing Co., Inc. ProActive is a designer and developer of patented adjustable food pedal systems and modular pedal systems. The acquisition was accounted for using the purchase method of accounting and resulted in $1,820 being allocated to developed technology, $1,439 to a patent and patent license agreement acquired and $2,162 to goodwill, representing the excess of the purchase price over the fair value of the assets acquired and liabilities assumed. At March 31, 2001, the carrying value of the goodwill and intangible assets of ProActive was $4,366.

In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (SFAS 121), long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows of the assets.

ProActive's current sales volumes of adjustable and modular foot pedal systems are limited to one contract that ProActive has with a third party. Additionally, as a result of the Company's overall capital constraints, the Company does not possess the financial resources to further develop additional sales volumes or to achieve the sales volumes originally projected for ProActive. Further, as a result of the recent efforts by W.Y. Campbell & Co. to assist in the sale of the Company or its operating units, limited interest in ProActive has been expressed by potential buyers.

As a result of the above factors, management performed an analysis to measure the impairment of the long-lived assets of ProActive in accordance with SFAS 121 as of March 31, 2001. Based on management's analysis it was concluded that the undiscounted value of the projected cash flows of ProActive's current business was less than the carrying value of the assets of ProActive as of March 31, 2001. As a result of this conclusion, the Company recorded an impairment charge related to ProActive's remaining carrying value of the goodwill and intangible assets, totaling $4,366. This amount has been reflected as a separate line item within the operating expenses of the consolidated statements of operations for the three and six month periods ended March 31, 2001.


12.  Reclassifications

Certain amounts previously reported in the financial statements as of September 30, 2000 and for the three and six months ended March 31, 2000 have been reclassified to conform to current fiscal year presentation.

13.    Segment Information



                                                        Three months        Three Months         Six months         Six months
                                                           Ended               Ended               Ended               Ended
                                                          March 31,           March 31,           March 31,           March 31,
                                                            2001                2000                2001                2000
                                                       ---------------     --------------     ---------------     --------------

Sales by classes of similar products
Vehicle components                                            $14,457            $16,908             $29,109            $31,932
Electrical components and GPS                                     573                688                 900              1,541
                                                       ---------------     --------------     ---------------     --------------
                                                              $15,030            $17,596             $30,009            $33,473
                                                       ===============     ===============    ===============     ==============

Earnings (loss) from operations
Vehicle components
  Before loss on impairment of assets                         $  (473)            $  470             $  (714)          $  2,120
  Loss on impairment of assets                                 (4,366)                 -              (6,362)                 -
                                                       ---------------     --------------      ---------------     --------------
  Total vehicle components                                     (4,839)               470              (7,076)             2,120
Electrical components and GPS                                    (427)              (266)             (1,619)            (1,414)
                                                       ---------------     --------------      ---------------     --------------
                                                              $(5,266)            $  204              $(8,695)            $  706
                                                       ===============     ==============      ===============     ==============

Identifiable assets
Vehicle components                                                                                    $24,039            $45,013
Electrical components and GPS                                                                          10,793             11,619
Corporate                                                                                               2,228              5,783
                                                                                               ---------------     --------------
Total assets - continuing operations                                                                   37,060             62,415
                                                                                               ---------------     --------------
Agricultural equipment - discontinued operations                                                            -              1,468
                                                                                               ---------------     --------------
Total assets                                                                                          $37,060            $63,883
                                                                                               ===============     ==============

Capital expenditures
Vehicle components                                            $   555            $   766              $   658            $   961
Electrical components and GPS                                       9                183                   13                187
                                                       ---------------     --------------      ---------------     --------------
Total capital expenditures                                    $   564            $   949              $   671            $ 1,148
                                                       ===============     ==============      ===============     ==============


Depreciation and amortization
Vehicle components                                            $   861            $   646              $ 2,034            $ 1,264
Electrical components and GPS                                      95                 72                  159                175
                                                       ---------------     --------------      ---------------     --------------
Total depreciation and amortization                           $   956            $   718              $ 2,193            $ 1,439
                                                       ===============     ==============      ===============     ==============

Item 2.
                             Williams Control, Inc.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                (Dollars in thousands, except per share amounts)

Financial Position and Capital Resources
Financial Condition, Liquidity and Capital Resources

The Company continued to experience liquidity difficulties during the second fiscal quarter ended March 31, 2001. During the second quarter of fiscal 2001 the Company reported a $6,919 loss compared to a loss of $1,138 for the second quarter of fiscal 2000. Included in the second quarter 2001 loss was a charge of $4,366, for an impairment loss for the full amount of the goodwill and other intangible assets related to the Company's adjustable pedal business, which was acquired in July 1999. The Company's working capital deficit has increased from $(17,678) at September 30, 2000 to $(20,856) at March 31, 2001 stockholders'
equity has declined to a deficit of $(9,191) at March 31, 2001 and the Company has accrued, but not paid, dividends on its preferred stock.

Also, as described in Note 8 to the Unaudited Consolidated Financial Statements, the Company was not in compliance with its debt covenants with the Bank and was in default on debt payments to the Bank for Bank Term Loans III and IV. No waivers have been obtained and the default has not been cured, and although a forbearance agreement was reached with the Bank through the original terms of the loans, all of the debt with the Bank of $13,598 has been classified as current liabilities in the accompanying Consolidated Balance Sheet at March 31, 2001. During the second quarter of fiscal 2001, the Company had fully borrowed and was in an overadvance position under its credit agreement until the Company raised $4,576, net of expenses, from a Private Placement in February 2001. The $4,576 raised was in the form of $4,950 of secured subordinated debentures which are due March 1, 2002, bearing interest at 12% and include warrants to purchase the Company's common stock at $1.375 per share for each $2.00 of principal amounts of the debentures purchased. The Private Placement funds were used to pay down bank debt, including an overadvance from the Bank and to support the operations of the Company.

As previously reported, the Company retained the investment banking firm of W.Y. Campbell & Co. to investigate available strategic alternatives including selling all or part of the Company to a third party or raising sufficient equity and/or debt financing to support the operations of the Company. On February 22, 2001, the board of directors of the Company announced that based on the review of these strategic alternatives, it would immediately pursue a sale of the Company, or its individual operating subsidiaries, as a means to maximize value to its shareholders. The Company has retained W.Y. Campbell & Co. to assist in the sale of the Company or its operating units. Although the Company has obtained the private placement funds and a forbearance from the Bank to enable the Company to pursue the sale process, additional financing may be required to complete the sale process. There is no assurance that the Company will be able to obtain adequate working capital in the amounts needed to sustain its operations or sell its business or parts of it in a timely fashion. If the Company is not successful in these pursuits it may be forced into a reorganization under the United States Bankruptcy Code.

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

Cash increased $905 at March 31, 2001 compared to September 30, 2000, primarily as a result of cash flow from operations, the secured subordinated debentures issued in February 2001, offset by the paydown of debt. Cash flow from operations increased to $4,523 for the six months ended March 31, 2001 from $1,724 for the six months ended March 31, 2001. The increase was primarily due to the decrease in receivables and inventories between years. The positive cash flow from operations for the six months ended March 31, 2001 differs from the net loss from operations primarily because of noncash operating expenses of $2,193 for depreciation and amortization, an impairment loss on assets at PPT of $1,996, an impairment loss on assets at ProActive of $4,366, a decrease in receivables of $2,005, a decrease in inventories of $3,325 and an increase in accounts payable and accrued expenses of $662.

Cash flow from financing activities was a use of $2,947 for the six months ended March 31, 2001 as compared to a use of $679 for the six months ended March 31, 2000, reflecting net payments on debt of $6,791, $585 of capital lease obligations, $147 of preferred stock dividends paid, all partially offset by $4,576 of net proceeds received from the secured subordinated debentures issued in February 2001.

Guaranty of Affiliate Debt
United States National Bank has notified the Company that it intends to exercise its rights under the Company's guaranty of $1.3 million of the debt of Ajay Sports, Inc. ("Ajay"), an affiliate of the Company. The Company's former chief executive officer, Thomas W. Itin, who is an officer and shareholder of Ajay, has guaranteed this obligation to the Company, along with certain loans and investments made by the Company to and in Ajay. Mr. Itin has taken the position that, as a result of his retirement, this guarantee and his other guarantees of certain loans and investment in and to Ajay are no longer in effect. The Company disagrees with the position taken by Mr. Itin.

Delisting from the Nasdaq National Market
The Company received a ruling from the Nasdaq that the Company's common stock will be de-listed from the Nasdaq National Market as its net tangible assets are below the required minimum for listing on the Nasdaq National Market. The Company is currently appealing this ruling. If the Company's securities are delisted from the Nasdaq National Market, it may apply for listing on the Nasdaq Small Cap Market, provided at that time it meets the requirement for inclusion on that market. If the Company's securities do not meet the requirement for inclusion of the NASDAQ Small Cap Market, the price of its common stock may be obtained on either the electronic bulletin board or on pink sheets.

Recent Appointment of New Director
The Company recently appointed Douglas Hailey to fill the vacant position on the Board of Directors. Mr. Hailey is a Vice President of the Investment Banking Division of the investment banking firm of Taglich Brothers, Inc. As part of the Placement Agent Agreement for the Private Placement of the $4,950 of Secured Subordinated Debentures due March 1, 2002 Taglich Brothers, Inc. was permitted one board seat. Mr Hailey was appointed on March 13, 2001 and his term expires in 2002.

Market Risk
The Company may be exposed to future interest rate changes on its variable rate debt which totalled $13,598 at March 31, 2001. The Company does not believe that a hypothetical 10 percent change in end of period interest rates would have a material effect on the Company's cash flow.

Recent FASB Pronouncements
In June 2000 the FASB issued Statement of Financial Accounting Standards No.138, "Accounting for Certain Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133" ("SFAS 138"). In June 1999 the FASB issued Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities." ("SFAS 137") SFAS 137 is an amendment to SFAS 133, "Accounting for Derivative Instruments and hedging Activities." SFAS 133, as amended by SFAS 137 and 138 establishes accounting and reporting standards for all derivative instruments. SFAS 133 and 138 are effective for fiscal years beginning after June 15, 2000. The Company adopted the new standard in fiscal 2001. The Company has made an assessment of its potential derivative instruments and based on that assessment the adoption of SFAS 133 and 138 has had no impact on the Company's financial position or results of operations.

Results of Operations
Three months ended March 31, 2001 compared to the three months ended March 31, 2000, as restated (Note 3)

Sales

Total sales decreased $2,566, or 14.6%, to $15,030 in the second quarter of fiscal 2001 from $17,596 in the second quarter of fiscal 2000, primarily due to lower unit sales volumes in the Company's Vehicle Components segment and to a lesser degree, the Company's Electrical Components and GPS business segment.

Sales in the Vehicle component business segment decreased $2,451, or 14.5% to $14,457 from the sales levels achieved in the second quarter of fiscal 2000. The most significant factor in the decline was lower unit sales of electronic throttle controls (ETC). Additionally, in February the management of the Company began closing the operations of its Premier Plastics Technology (PPT) plastic injection molding and tooling subsidiary, resulting in lower sales volumes. Except for some completion of existing orders, PPT ceased operations on March 31, 2001. The Company previously recorded an impairment loss of $1,996 related to PPT in the first quarter of 2001. PPT sales were $1,827 and $2,566 for the quarter ended March 31, 2001 and 2000, respectively.

The Electrical Components and GPS component business segment sales decreased $115 to $573 from the second quarter fiscal 2000 sales levels primarily as a result of lower sales volumes of the Company's electronic sensors.


Gross Margin

Gross Margins from operations were $2,823, or 18.8% of sales in the second quarter of 2001 compared to $4,507, or 25.6% of sales in the corresponding quarter of 2000. The reduced gross profit margins were partially due to lower sales levels. Additionally, the Company's liquidity constraints have caused disruptions in the Company's materials flow, resulting in production inefficiencies and higher product shipping costs, thus further reducing gross profit margins.



Operating Expenses

Operating expenses, excluding Loss on Impairment of Assets, were $3,723 for the three months ended March 31, 2001 compared to $4,303 for the comparable fiscal 2000 period, a decrease of $580, or 13.5%, primarily as a result of decreased research and development expenses and administrative expenses. Operating expenses, excluding Loss on Impairment of Assets, as a percentage of net sales, increased to 24.8% in the second quarter of fiscal 2001 compared to 24.5% in the comparable 2000 quarter.

Research and development expenses decreased $452, to $1,022 during the second quarter of fiscal 2001 compared to $1,474 in the comparable fiscal 2000 period. As a percent of sales, research and development expenses decreased from 8.4% to 6.8%. This is primarily due to significant expenditures and higher payroll for employees working for the Chrysler RS Program in early fiscal 2000. This program was cancelled during the latter half of fiscal 2000. Last year research and development expenses increased to support new product development for the automotive and truck ETC and adjustable foot pedal products, and for development of sensor-related products and for existing customers. This year the focus has shifted to production of adjustable foot pedals and sensor-related products.

Administrative expenses declined $42 to $2,362 during the second quarter of fiscal 2001 compared to $2,404 in comparable fiscal 2000 period due to lower overall spending on administrative expenditures offset by expenses related to the closing of PPT.

In July 1999, the Company acquired the Adjustable Pedal Business and patent rights and contributed additional working capital for product development of the Company's adjustable pedal design. The Company's current sales volume of this product is limited and as a result of the Company's capital constraints the Company does not possess the resources to further develop additional sales volumes and to achieve the sale volumes originally projected. The current level of cash flows from the adjustable pedal business do not support the realization of the carrying value of the business' intangible assets. Accordingly, the Company recognized an impairment loss of $4,366 in the quarter ended March 31, 2001 for the Goodwill and other intangible assets related to this business.


Interest and Other Expenses
Interest expense increased $505 or 89.9% to $1,067 in the second quarter of fiscal 2001 from $562 in the second quarter of fiscal 2000 due to amortization of the Secured Subordinated Debenture warrant discounts (Note 9), amortization of costs related to obtaining the additional financing and higher interest rates.

The Company recognized no share of equity income (loss) in its affiliate, Ajay, for the quarter ended March 31, 2001 due to unavailability of information. The Company's share of any loss is not expected to be material based on Ajay's previously reported results for continuing operations for the period ended September 30, 2000 and the Company's percentage to be used for recording its equity interest in results of affiliate. As such, current figures report a decrease in recognized equity loss in Ajay of $867 for the quarter ended March 31, 2001 compared to the quarter ended March 31, 2000 primarily due to Ajay's prior year's losses from discontinued operations.

Net loss available to common shareholders
Net loss allocable to common shareholders was $(0.35) in the quarter ended March 31, 2001 compared to $(0.06) in the comparative prior year period due to decreased gross margins, the loss on the impairment of the goodwill and other intangibles related to the Company's adjustable pedal business and increased interest expense offset by decreased research and development and administration expenses and equity interest in loss of affiliate. The effective income tax rates were 0.00% and 14.6% for the quarters ended March 31, 2001 and 2000, respectively. The Company is in a net operating loss carry forward position and is providing a 100% valuation allowance on all deferred tax assets in the current fiscal year due to going concern issues.

Results of Operations
Six months ended March 31, 2001 compared to the six months ended March 31, 2000, as restated (Note 3)

Total sales decreased $3,464, or 10.3%, to $30,009 for the first six months of fiscal 2001 from $33,473 for the first six months of fiscal 2000, primarily due to lower unit sales volumes in the Company's Vehicle Components segment and to a lesser degree, the Company's Electrical Components and GPS business segment.

Sales in the Vehicle component business segment decreased $2,823, or 8.8% to $29,109 over the sales levels achieved in the first six months of fiscal 2000. The most significant factor in the decline was lower unit sales of electronic throttle controls (ETC). Additionally, in February the management of the Company began closing the operations of PPT, resulting in lower sales volumes. Except for some completion of existing orders, PPT ceased operations on March 31, 2001. PPT sales were $4,026 and $3,796 for the six months ended March 31, 2001 and 2000, respectively.


The Electrical Components and GPS component business segment sales decreased $641 to $900 over the second quarter fiscal 2000 sales levels primarily as a result of lower sales volumes of the Company's electronic sensors.


Gross Margin

Gross Margins from operations were $5,178, or 17.3% of sales in the first six months of fiscal 2001 compared to $8,998, or 26.9% of sales in the corresponding six month period of 2000. The reduced gross profit margins were partially due to lower overall sales levels. Additionally, the Company's liquidity constraints have caused disruptions in the Company's materials flow, resulting in production inefficiencies and higher shipping costs, thus further reducing gross profit margins.


Operating Expenses


Operating expenses, excluding Loss on Impairment of Assets, were $7,511 for the six months ended March 31, 2001 compared to $8,292 for the comparable fiscal 2000 period, a decrease of $781, or 9.4%, primarily as a result of decreased research and development expenses. Operating expenses, excluding Loss on Impairment of Assets, as a percentage of net sales, increased to 25.0% in the second quarter of fiscal 2001 compared to 24.8% in the comparable 2000 quarter.

Research and development expenses decreased $1,204, to $1,967 during the first six months of fiscal 2001 compared to $3,171 in the comparable fiscal 2000 period, a 38.0% decline. As a percent of sales, research and development expenses decreased from 9.5% to 6.6%. This is primarily due to significant expenditures and higher payroll for employees working for the Chrysler RS Program in early fiscal 2000. This program was cancelled during the latter half of fiscal 2000. Last year research and development expenses increased to support new product development for the automotive and truck ETC and adjustable foot pedal products, and for development of sensor-related products for existing customers. This year the focus has shifted to production of adjustable foot pedals and sensor-related products.

Administrative expenses increased $521 to $4,777 during the first six months of fiscal 2001 compared to $4,256 in comparable fiscal 2000 period due to expenses related to the closing of PPT.

After reviewing PPT's history of operating losses and operating problems and profitability, the PPT operations have been terminated. Management of PPT has evaluated the realizability of the assets of PPT based on the closure. Accordingly, the Company recorded an impairment loss on PPT's property, plant and equipment of $1,966 and established additional reserves of $490 for estimated uncollectible accounts receivable during the first six months of fiscal 2001. Except for some completion of existing orders, PPT ceased all operations by March 31, 2001.

In July 1999 the Company acquired the Adjustable Pedal Business and patent rights and contributed additional working capital for product development of the Company's adjustable pedal design. The Company's current sales volume of this product is limited and as a result of the Company's capital constraints the Company does not possess the resources to further develop additional sales volumes and to achieve the sale volumes originally projected. The current level of cash flows from the adjustable pedal business do not support the realization of the carrying value of the business' intangible assets. Accordingly, the Company recognized an impairment loss of $4,366 in the quarter ended March 31, 2001 for the Goodwill and other intangible assets related to this business.


Interest and Other Expenses
Interest expense increased $949 or 79.7%, to $2,140 in the first six months of fiscal 2001 from $1,191 in the first six months of fiscal 2000 due to amortization of the Secured Subordinated Debenture warrant discounts (Note 9), amortization of costs related to obtaining the additional financing and higher interest rates.

The Company recognized no share of equity income (loss) in its affiliate, Ajay, for six months ended March 31, 2001 due to unavailability of information. The Company's share of any loss is not expected to be material based on Ajay's previously reported results for continuing operations for the period ended September 30, 2000 and the Company's percentage to be used for recording its equity interest in results of affiliate. As such, current figures report a decrease in recognized equity loss in Ajay of $2,233 for the six months ended March 31, 2001 compared to the six months ended March 31, 2000 primarily due to Ajay's prior year's losses from discontinued operations.

Net loss available to common shareholders
Net loss allocable to common shareholders was $(0.58) for the first six months ended March 31, 2001 compared to $(0.13) in the comparative prior year period due to decreased gross margins, the loss on the impairment of the goodwill and other intangible assets related to the Company's adjustable pedal business, loss on impairment of assets of PPT, additional expenses related to the closing of PPT and increased interest expense offset by decreased research and development and equity interest in loss of affiliate. The effective income tax rates were 0.00% and 10.6% for the six months ended March 31, 2001 and 2000, respectively. The Company is in a net operating loss carry forward position and is providing a 100% valuation allowance on all deferred tax assets in the current fiscal year due to going concern issues.

                                     Part II

Item 1.   Legal Proceedings

          None

Item 2.   Changes in Securities and Use of Proceeds



          On February 28, 2001, the Company completed a private placement of 200 units, each unit consisting of: (i) a $25,000 12% secured subordinated debenture; and (ii) a three year common stock purchase warrant to purchase 12,500 shares of the Company's common stock at an exercise price of $1.375 per share (the "Warrant"). The aggregate consideration received by the Company was $5,000,000. The Company relied upon the exemptions from registration provided by Section 4(2) and/or 4(6) of the Securities Act of 1933 (the "Securities Act"), as amended, and/or Rule 506 of Regulation D promulgated thereunder based upon (i) representations from each of the Purchasers of the Units that they are accredited investors with experience in investing in securities such that they could evaluate the merits and risks related to the Company's securities; (ii) that no general solicitation of the securities was made by the Company; (iii) each of the Purchasers of the Units represented to the Company that they were acquiring the shares for their own account and not with a view towards further distribution;
          (iv) the securities issued to the Purchasers of the Units were "restricted securities" as that term is defined under Rule 144 promulgated under the Securities Act; (v) the Company placed appropriate restrictive legends on the Certificates representing the securities; and (vi) prior to completion of the transaction, the Purchasers of the Units were informed in writing of the restricted nature of the securities, provided with all information regarding the Company as required under Rule 502 of Regulation D and were given the opportunity to ask questions of and receive additional information from the Company regarding its financial condition and operations. The Company issued a Warrant (as discussed in the following paragraph) and paid a cash fee of $350,000 to Taglich Brothers, Inc. ("Taglich") for its services as Placement Agent in connection with the private placement.

          Concurrently with the closing of the private placement, the Company issued a three year common stock purchase warrant to purchase 175,000 shares of the Company's common stock at an exercise price of $1.375 per share (the "Warrant") to Taglich. The Company relied upon the exemptions from registration provided by Section 4(2) and/or 4(6) of the Securities Act, as amended, and/or Rule 506 of Regulation D promulgated thereunder based upon (i) representations from Taglich or its principals that they are accredited investors with experience in investing in securities such that they could evaluate the merits and risks related to the Company's securities; (ii) that no general solicitation of the securities was made by the Company; (iii) Taglich or its principals represented to the Company that they were acquiring the securities for their own account and not with a view towards further distribution; (iv) the Warrants are "restricted securities" as that term is defined under Rule 144 promulgated under the Securities Act; (v) the Company placed appropriate restrictive legends on the certificates representing the securities regarding the restricted nature of these securities; and (vi) prior to completion of the transaction, Taglich or its principals were informed in writing of the restricted nature of the securities, provided with all information regarding the Company as required under Rule 502 of Regulation D and were given the opportunity to ask questions of and receive additional information from the Company regarding its financial condition and operations.


Item 3.   Defaults Upon Senior Securities

          On November 15, 2000, the Company defaulted under the terms of its credit agreement with the Bank when it failed to repay Term Loans III and IV in the remaining principal amounts of $694 and $1,000, respectively, both due on November 15, 2000. As of December 31, 2000, the Company was not in compliance with its debt covenants with the Bank. No waivers have been obtained and the default has not been cured, and although a forebearance agreement was reached in February 2001 with the Bank, all of the debt with the Bank of $13,598 has been classified as current liabilities in the accompanying Consolidated Balance Sheet at March 31, 2001.

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








Date:  May 18, 2001

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






Date:  May 18, 2001