Form 10-Q
period 2001-06-30
WILLIAMS CONTROLS INC
filed 2001-08-21
CIK 854860

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


          [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: June 30, 2001


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

The number of shares outstanding of the registrant's common stock as of July 31, 2001: 19,921,114

                             Williams Controls, Inc.

                                      Index


                                                                           Page
                                                                          Number

Part I.  Financial Information

  Item 1.  Financial Statements

           Consolidated Balance Sheets, June 30, 2001
             (unaudited) and September 30, 2000                             1

           Unaudited Consolidated Statements of Operations,
             three and nine months ended June 30, 2001 and 2000
             (as restated)                                                  2

           Unaudited Consolidated Statements of Cash Flows,
             nine months ended June 30, 2001 and 2000
             (as restated)                                                  3

           Notes to Unaudited Consolidated Financial Statements            4-7

  Item 2.  Management's Discussion and Analysis
             of Financial Condition and Results of Operations              8-11


Part II.  Other Information

  Item 1.  Legal Proceedings                                                12

  Item 2.  Changes in Securities and Use of Proceeds                        12

  Item 3.  Defaults Upon Senior Securities                                  12

  Item 4.  Submission of Matters to a Vote of Security Holders              12

  Item 5.  Other Information                                                12

  Item 6.  Exhibits and Reports on Form 8-K                                 12

           Signature Page                                                   12

                                     Part I

Item 1.
                             Williams Controls Inc.
                           Consolidated Balance Sheets
         (Dollars in thousands, except share and per share information)

                                                                            June 30,              September 30,
                                                                              2001                    2000
                                                                          (unaudited)
                                                                       -------------------    ---------------------
                           ASSETS
Current Assets:
   Cash and cash equivalents                                                 $      -                 $      30
   Trade and other accounts receivable, less allowance of $234
     and $508 at June 30, 2001 and September 30, 2000, respectively             8,237                    11,357
   Inventories                                                                  4,563                     8,016
   Other current assets                                                         1,801                     1,158
                                                                       -------------------    ---------------------
     Total current assets                                                      14,601                    20,561

   Property plant and equipment, net                                           14,620                    21,486
   Investment in and note receivable from affiliate                             3,065                     1,615
   Goodwill and intangible assets, net                                            125                     5,165
   Other assets                                                                    69                       322
                                                                       -------------------    ---------------------
     Total assets                                                            $ 32,480                 $  49,149
                                                                       ===================    =====================

            LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
   Accounts payable                                                          $ 10,393                 $  11,363
   Accrued expenses                                                             7,464                     4,574
   Non-refundable deposit                                                           -                       500
   Current portion of long-term debt and capital leases                         8,143                    21,802
   Secured subordinated debt, net                                               4,476                         -
                                                                       -------------------     --------------------
      Total current liabilities                                                30,476                    38,239

Long-term debt and capital lease obligations                                    3,609                     4,567
Other liabilities                                                               3,878                     3,259
Convertible subordinated debt, net                                              2,071                     2,040

Commitments and contingencies

Shareholders' equity (deficit):
   Preferred stock ($.01 par value, 50,000,000 authorized;
      78,400 issued and outstanding at June 30, 2001
      and September 30, 2000)                                                       1                         1
   Common stock ($.01 par value, 50,000,000 authorized;
      19,921,114 issued at June 30, 2001 and
      September 30, 2000)                                                         199                       199
   Additional paid-in capital                                                  23,069                    21,744
   Accumulated deficit                                                        (29,946)                  (20,023)
   Treasury stock (130,200 shares at June 30, 2001
      and September 30, 2000)                                                    (377)                     (377)
   Note receivable                                                               (500)                     (500)
                                                                       -------------------     --------------------
      Total shareholders' equity (deficit)                                     (7,554)                    1,044
                                                                       -------------------     --------------------

        Total liabilities and shareholders' equity (deficit)                 $ 32,480                 $  49,149
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

                             Williams Controls, Inc.
                      Consolidated Statements of Operations
         (Dollars in thousands, except share and per share information)
                                  (unaudited)



                                               Three months       Three months        Nine months       Nine months
                                                   Ended              Ended              Ended             Ended
                                                  June 30,           June 30,           June 30,          June 30,
                                                    2001               2000               2001              2000
                                                                   (as restated,                        (as restated,
                                                                    see Note 3)                          see Note 3)
                                               --------------     --------------     --------------     --------------

Sales                                             $12,601            $18,022            $42,610            $51,495
Cost of sales                                      10,533             13,368             35,364             37,843
                                               --------------     --------------     --------------     --------------
Gross margin                                        2,068              4,654              7,246             13,652

Operating expenses:
  Research and development                          1,213              2,068              3,180              5,239
  Selling                                             292                516              1,058              1,381
  Administration                                    1,970              2,308              6,748              6,564
  Gain on sale of land and building - Aptek        (1,837)                 -             (1,837)                 -
  Gain on sale of Geofocus                         (2,486)                 -             (2,486)                 -
  Loss on impairment of assets - PPT                    -                  -              1,996                  -
  Loss on impairment of assets - ProActive              -                  -              4,366                  -
                                               --------------     --------------     --------------     --------------

Earnings (loss) from operations                     2,916               (238)            (5,779)               468

Other (income) expenses:
   Interest income                                     (8)              (180)                (3)              (290)
   Interest expense                                 1,210                862              3,346              2,053
   Other (income) expense, net                        (70)               (10)               (95)               (46)
   Equity interest in loss of                           -                624                  -              2,857
     affiliate                                 --------------     --------------     --------------     --------------

     Total other expenses                           1,132              1,296              3,248              4,574
                                               --------------     --------------     --------------     --------------


Income (Loss) from operations before
   income tax benefit                               1,784             (1,534)            (9,027)            (4,106)
Income tax expense (benefit)                            -               (361)                 -               (633)
                                               --------------     --------------     --------------     --------------

Net income (loss)                                   1,784             (1,173)            (9,027)            (3,473)

Dividends on preferred stock                         (147)              (148)              (896)              (442)
                                               --------------     --------------     --------------     --------------
Net income (loss) allocable to common
  shareholders                                    $ 1,637            $(1,321)          $ (9,923)           $(3,915)
                                               ==============     ==============     ==============     ==============


Net income (loss) per common share - basic        $  0.08            $ (0.07)           $ (0.50)           $ (0.20)
                                               ==============     ==============     ==============     ==============
Weighted average shares used in per share
  calculation basic                              19,921,114         19,789,396         19,921,114         19,787,131
                                               ==============     ==============     ==============     ==============

Net income (loss) per common share - diluted      $  0.07            $ (0.07)           $ (0.50)           $ (0.20)
                                               ==============     ==============     ==============     ==============
Weighted  average  shares  used in per  share
calculation - diluted                            26,356,023         19,789,396         19,921,114         19,787,131
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

                             Williams Controls, Inc.
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)


                                              Nine Months         Nine Months
                                                 Ended               Ended
                                                June 30,            June 30,
                                                  2001                2000
                                                                  (as restated,
                                                                   see Note 3)
                                             --------------      ---------------
Cash flows from operating activities:
  Net loss                                     $(9,027)             $ (3,473)
Adjustments  to reconcile net loss
  to net cash provided by operations:
      Depreciation and amortization               2,809                2,185
      Gain on sale of Aptek land and building    (1,837)                   -
      Gain on sale of GeoFocus                   (2,486)                   -
      Equity interest in loss of affiliate            -                2,857
      Loss from impairment of assets - PPT        1,996                    -
      Loss from impairment of assets - ProActive  4,366                    -
      Deferred income taxes                           -                 (788)
Changes in working capital:
      Receivables, net                            3,102                 (303)
      Inventories                                 3,393                  254
      Accounts payable and accrued expenses         885                  344
      Other                                         561                  903
                                             --------------      ---------------
Net cash provided by operating activities         3,762                1,979


Cash flows from investing activities:
  Payments for property, plant and equipment       (804)              (2,156)
  Proceeds from sale of Aptek land and building   5,750                    -
  Proceeds from sale of Geofocus                  2,900                    -
  Increase in investment in and notes            (1,450)                   -
      receivable from affiliate
                                             --------------      ---------------
Net cash provided by investing activities         6,396               (2,156)


Cash flows from financing activities:
  Borrowing under term notes                          -                1,800
  Proceeds from note payable                          -                  500
  Net repayments  of long-term debt and
     capital lease obligations                  (14,617)              (5,524)
  Net proceeds from subordinated debt             4,576                1,965
  Payment of other liability                          -                  (79)
  Preferred dividends                              (147)                (442)
  Proceeds from issuance of common stock              -                   32
                                             --------------      ---------------
Net cash used in financing activities           (10,188)              (1,748)

Net cash used in discontinued operations              -                 (211)

Net increase (decrease) in cash and cash            (30)              (2,136)
  equivalents
Cash and cash equivalents at beginning of
  period                                             30                2,323
                                             --------------      ---------------
Cash and cash equivalents at end of period     $      -             $    187
                                             ==============      ===============

Supplemental disclosure of cash flow
  information:
      Interest paid                           $   3,346             $  1,851

      Income taxes paid (refund)              $    (158)            $   (331)
                                             --------------      ---------------
Supplemental disclosure of non-cash
  investing and financing activities

Capital leases for equipment                   $      -             $    200

Dividends accrued not paid                     $    294             $      -

Dividends for implied return on preferred      $    455             $      -
  stock

Secured subordinated debt issuance costs       $     57             $    231

Secured subordinated debt discount             $    813             $    110

Debt modification fee accrued not paid         $    300             $      -

Tax benefits related to stock options          $      -             $      1
                                             --------------      ---------------



        The accompanying notes are an integral part of these statements.

                             Williams Controls, Inc.
              Notes to Unaudited Consolidated Financial Statement
                Three and Nine Months ended June 30, 2001 & 2000
            (Dollars in thousands, except share & per share amounts)


Cautionary Statement: This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation statements using terms such as "believes","expects", "may", "will", "should", "opinion", "anticipates", and similar phrases as well as those statements relating to development of new products, the financial condition of the Company, the ability to increase distribution of the Company's products, integration of businesses the Company acquires, disposition of any current business of the Company. These forward-looking statements are subject to the business and economic risks faced by the Company including the ability of the Company to generate or obtain sufficient working capital to continue its operations. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of the factors described above and other factors described elsewhere in this report.

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

2.  Interim Consolidated Financial Statements

The unaudited interim consolidated financial statements have been prepared by the Company and, in the opinion of management, reflect all material adjustments necessary to a fair statement of results for the interim periods presented. The interim results are not necessarily indicative of the results expected for the entire fiscal year. Certain information and footnote disclosure made in the last annual report on Form 10-K have been condensed or omitted for the interim consolidated statements. Certain costs are estimated for the full year and allocated to interim periods based on activity associated with the interim period. Accordingly, such costs are subject to year-end adjustment. It is the Company's opinion that, when the interim consolidated statements are read in conjunction with the September 30, 2000 annual report on Form 10-K, the disclosures are adequate to make the information presented not misleading. The interim consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated.

3.  Restatement

During the fourth quarter of the fiscal year ended September 30, 2000, the Company applied the provisions of Emerging Issues Task Force 99-10 "Percentage Used to Determine the amount of Equity Method Losses" (EITF 99-10) in the calculation of Equity Interest in Loss of Affiliate in its Consolidated Financial Statements. This pronouncement provides for the percentage of ownership to be determined by the liquidation order of the investment held to the total of each particular level of investment held by the investor contained in the financial statements of the investee. The Company's investment in Ajay Sports, Inc., an affiliate, consists of common and preferred stock and notes receivable. For the first three-quarters of the fiscal year ended September 30, 2000, the Equity Interest in Loss of Affiliate was computed utilizing only the percentage of common stock ownership held by the Company in Ajay. The effect of EITF 99-10 in the fourth quarter of 2000 was to substantially increase the Company's Equity Interest in Loss of Affiliate from amounts that were recorded using only the percentage of common stock ownership. EITF 99-10 was effective for the Company's first quarter of fiscal 2000, accordingly, the Company has restated its previously reported quarterly and nine month amounts to reflect the proper application of EITF 99-10. The effect of this restatement on the operating results for the three and nine months ended June 30, 2000 is as follows:

                                         Three Months Ended                 Nine Months Ended
                                           June 30, 2000                      June 30, 2000
                                    As Previously        As            As Previously        As
                                       Reported      Restated             Reported       Restated

Loss from operations
  before income tax benefit         $    (940)       $ (1,534)       $   (1,649)         $ (4,106)

Net loss                                 (579)         (1,173)           (1,016)           (3,473)

Net loss allocable to common
 shareholders                            (727)          (1,321)          (1,458)           (3,915)

Net loss per common share-basic         (0.04)           (0.07)           (0.07)           ( 0.20)

Net loss per common share-diluted       (0.04)           (0.07)           (0.07)            (0.20)

No additional  income tax benefit was recorded in the three or nine months ended
June 30, 2000 as a result of the restatement of the Equity Interest in Loss of Affiliate.


4.  Going Concern Matters

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the three months ended June 30, 2001, the Company recognized income of $1,637 and for the three months ended June 30, 2000 the company incurred losses of $(1,321), respectively, and for the nine months ended June 30, 2001 and 2000 the Company incurred losses of $(9,923) and $(3,915), respectively. In addition, the majority of the Company's accounts payable are significantly past due. Although the Company's working capital deficit improved from $(17,678) at September 30, 2000 to $(15,875) at June 30, 2001 it still remained in a deficit position. Stockholders' equity has decreased from $1,044 at September 30, 2000 to a deficit of $(7,554) at June 30, 2001. During the third quarter of fiscal 2001, the Company obtained a forbearance and extension of its loan agreement with the bank through December 31, 2001. Also, as described in Note 8 to the Unaudited Consolidated Financial Statements, the Company was in compliance with convenants of the amended forebearance agreement but the Company was not in compliance with its debt covenants under the credit facility with its primary bank (the Bank). Although a forbearance agreement was reached with the Bank through December 31, 2001, no waivers have been obtained and the default has not been cured. The Company has classified its debt owed to the Bank of $6,343 as current liabilities in the accompanying Consolidated Balance Sheet at June 30, 2001.

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

5.  Comprehensive Income (Loss)

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 130, "Reporting Comprehensive Income", which requires companies to report a measure of all changes in equity except those resulting from investments by owners and distributions to owners. Total comprehensive income (loss) for the three months ended June 30, 2001 and 2000 was $1,784 and $(1,173), respectively, and for the nine months ended June 30, 2001 and 2000 the total comprehensive (loss) was $(9,027) and $(3,473), respectively, and consisted solely of net loss. As of June 30, 2001, accumulated other comprehensive loss was $(29,946) and consisted of accumulated deficit.

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

                                               Three Months Ended                  Three Months Ended
                                                 June 30, 2001                       June 30, 2000
                                                                                     (as restated)
                                         --------------------------------    -------------------------------
                                                                  Per                                Per
                                                                 Share                              Share
                                           Loss      Shares      Amount        Loss      Shares     Amount

       Net income (loss) from operations  $1,784                              $(1,173)
       Less-Preferred stock dividends       (147)                                (148)
                                         ---------                           ---------
       Basic EPS-
         Net income (loss) allocable to
         common shareholders              $1,637   19,921,114   $  0.08       $(1,321)  19,789,396   $(0.07)
                                                                =========                          =========
       Effect of dilutive securities -
         Stock options and warrants            -    2,475,000                       -           -
         Convertible preferred stock         147    2,850,909                       -           -
         Convertible subordinated debt        40    1,109,000                       -           -
       Diluted EPS -                     ---------  ----------                --------  ----------
         Net income (loss) allocable to
         common shareholders              $1,824    26,356,023   $  0.07      $(1,321)  19,789,396   $(0.07)
                                         ========= ============ =========    ========= =========== =========


                                               Nine Months Ended                   Nine Months Ended
                                                 June 30, 2001                       June 30, 2000
                                                                                     (as restated)
                                         --------------------------------    -------------------------------
                                                                  Per                                Per
                                                                 Share                              Share
                                           Loss      Shares      Amount        Loss      Shares     Amount

       Net loss from operations           $(9,027)                           $(3,473)
       Less-Preferred stock dividends        (896)                              (442)
                                         ---------                          ---------
       Basic EPS-
         Net loss allocable to
         common shareholders              $(9,923) 19,921,114   $ (0.50)     $(3,915)  19,787,131   $(0.20)
                                                                =========                          =========
       Effect of dilutive securities -
         Stock options and warrants            -           -                        -           -
         Convertible preferred stock           -           -                        -           -
         Convertible subordinated debt         -           -                        -           -
       Diluted EPS -                     ---------  ----------                --------  ----------
         Net loss allocable to
         common shareholders              $(9,923)  19,921,114  $ (0.50)      $(3,915)  19,787,131  $(0.20)
                                         ========= ============ =========    ========= =========== =========


     For the three months ended June 30, 2001 and 2000, the Company had options and warrants covering 3,761,879 and 3,412,106 shares, and for the nine months ended June 30, 2001 and 2000, the Company had options and warrants covering 6,236,879 and 3,412,106 shares respectively, of the Company's common stock that were not considered in the respective dilutive EPS calculations since they would have been antidilutive. For the three and nine months ended June 30, 2000 and the nine months ended June 30, 2001, conversion of the preferred shares and convertible subordinated debt would have been antidilutive and therefore was not considered in the computation of diluted earnings per share.

7.   Inventories

     Inventories consisted of the following:

                                        June 30,             September 30,
                                          2001                   2000
                                  -------------------     ------------------
       Raw material                     $3,068                 $6,108
       Work in process                     841                  1,088
       Finished goods                      654                    820
                                  -------------------     -------------------
                                        $4,563                 $8,016
                                  -------------------     -------------------

Finished goods include component parts and finished product ready for shipment. The significant decline in inventories is due to lower overall inventory levels as a result of the Company's liquidity restrictions and termination of the PPT operations.


8.  Debt

On June 30, 1998, the Company restructured its credit facility with the Bank to consist of a revolving credit facility of up to $16,500, a $3,100 term loan
(Term Loan I) and a $2,700 real estate loan. In December 1998, the Company borrowed $2,500 under Term Loan II. In July 1999, the Company borrowed $2,500 under Term Loan III. In February 2000, the Company borrowed $1,000 as an over-advance (Term Loan IV) of its credit agreement. Under the revolver, the Company can borrow up to $14,000 (as per amendment to the credit agreement) based upon a borrowing base availability calculated using specified percentages of eligible accounts receivable and inventory. Term Loans III and IV and the real estate loan were repaid in the third quarter 2001. The revolver bears interest at the Bank's prime rate plus 2.00%, (8.75% at June 30, 2001). Term Loan I bears interest at the Bank's prime rate plus 2.25%. The loans and the revolving credit facility matured on July 11, 2001, however the Company obtained an extension of the credit agreement under an amended forebearance agreement until December 31, 2001. Term Loan I was being amortized over seven years with all remaining principal outstanding due at July 11, 2001; however, under the amended forebearance agreement, all scheduled principal payments due subsequent to June 30, 2001 have been deferred with the due date of the Term Loan. The entire Term Loan plus the revolver will be due on December 31, 2001, unless extended. All loans are secured by substantially all of the assets of the Company.


The loan agreement prohibits payment of dividends by the Company except for the Series A Preferred dividend, and requires the Company to maintain minimum working capital of $12,000 and minimum tangible net worth, as defined, of $11,500. The loan also prohibits additional indebtedness and common stock repurchases except through the use of proceeds from stock options exercised, and restricts capital expenditures to an amount not to exceed $10,500 for the two years ended September 30, 1999 and not to exceed $2,500 annually thereafter. In addition, the loan limits incremental operating lease obligations to $600 annually. Fees under the loan agreement include an unused revolver fee of .25%, a prepayment penalty fee declining from 3% in 1998 to 0.5% in the year 2001 and $500 in loan accommodation fees in connection with the loan extensions granted in fiscal 2001. The accommodation fee can be reduced by $100 if the Company's repayment of the Term Loans through September 30, 2001 exceeds $2,100. The prepayment fee is waived if the loan is repaid with proceeds from the sale of assets or is refinanced with an affiliate of the Bank. At June 30, 2001, the Company was in compliance with covenants of the amended forebearance agreement with the Bank but not in compliance with its debt covenants for the original loan agreement. No waivers have been obtained and the default has not been cured. As a result, the Company has classified all of its debt with the Bank of $6,343 as a current liability in the accompanying Consolidated Balance Sheet at June 30, 2001. (See Note 4)


9.  Subordinated Debt and Preferred Stock

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

10.  Dispositions

PPT
In July 2000, the Company entered into an agreement to sell PPT, its plastic injection molding subsidiary, subject to certain conditions. This transaction was not consummated and has been terminated. As a result of the inability to sell PPT and after reviewing PPT's history of operating problems, workforce levels and profitability, PPT operations have been terminated. Management of PPT evaluated the realizability of the assets of PPT based on the closure and the Company recorded an impairment loss on PPT's property, plant, and equipment of $1,996 for the three months ended December 31, 2000. The Company recorded additional losses at PPT for the three months ended June 30, 2001 in connection with the closure. Total assets of PPT at June 30, 2001 and September 30, 2000 were $3,753 and $9,469, respectively. Net sales and loss from operations of PPT were $0 and $(750), and $3,721 and $(352) for the three months ended June 30, 2001 and 2000, respectively. Net sales and loss from operations of PPT were $4,029 and $(6,854) and $7,517 and $(1,877) for the nine months ended June 30, 2001 and 2000, respectively.

Geofocus
The Company sold its GPS equipment subsidiary, Geofocus, in the quarter ended June 30, 2001. The sale price was $3,500. Proceeds from the sale were used to pay down secured bank debt. The gain recognized on the sale of Geofocus was $2,486. Excluding the gain on the sale, net sales and income (loss) of GeoFocus were $475 and $(478) and $46 and $(156) for the three months ended June 30, 2001 and 2000, respectively. Net sales and income (loss) of GeoFocus were $807 and $(858) and $705 and $(191) for the nine months ended June 30, 2001 and 2000, respectively.


Sale of Aptek Land and Building and Guarantee of Affiliate Debt
The Company sold its manufacturing facility in Deerfield Beach, Florida during the third quarter 2001 for cash proceeds of $5,750. Proceeds were used to pay off the real estate term loan with the Bank, and pay down other Bank debt in accordance with the terms of the agreement. Additionally, the United States National Bank (US Bank) had previously notified the Company that it intended to exercise its rights under the Company's guaranty of $1.3 million of the debt of Ajay Sports, Inc. ("Ajay"), an affiliate of the Company. The guaranty was secured by the Company's Deerfield Beach property and the guaranty was satisfied from the proceeds of the sale of the Deerfield Beach property. The payment by the Company of the guaranty to US Bank was $1,450, including unpaid interest and penalties, and is reflected as an increase in the investment in notes receivable from affiliate. The Company continues to occupy the building at Aptek under a short term lease agreement with the new owner. The gain on the sale was $1,837.


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

As a result of the above factors, management performed an analysis to measure the impairment of the long-lived assets of ProActive in accordance with SFAS 121 as of March 31, 2001. Based on management's analysis it was concluded that the undiscounted value of the projected cash flows of ProActive's current business was less than the carrying value of the assets of ProActive as of March 31, 2001. As a result of this conclusion, the Company recorded an impairment charge related to ProActive's remaining carrying value of the goodwill and intangible assets, totaling $4,366. This amount has been reflected as a separate line item within the operating expenses of the consolidated statements of operations for the nine month period ended June 30, 2001.


12.  Reclassifications

Certain amounts previously reported in the financial statements as of September 30, 2000 and for the three and nine months ended June 30, 2000 have been reclassified to conform to current fiscal year presentation.

13.    Segment Information



                                                        Three months        Three Months        Nine months         Nine months
                                                           Ended               Ended               Ended               Ended
                                                          June 30,            June 30,            June 30,            June 30,
                                                            2001                2000                2001                2000
                                                       ---------------     --------------     ---------------     --------------

Sales by classes of similar products
Vehicle components                                            $11,879            $17,563            $40,073            $49,495
Electrical components and GPS                                     722                459              2,537              2,000
                                                       ---------------     --------------     ---------------     --------------
                                                              $12,601            $18,022            $42,610            $51,495
                                                       ===============     ===============    ===============     ==============

Earnings (loss) from operations
Vehicle components
  Before gain (loss) on disposition of assets                 $  (631)            $  946            $ (1,389)          $  3,066
  Gain on sale of Aptek land and building                       1,837                  -               1,837
  Loss on impairment of assets                                      -                  -              (6,362)                 -
                                                       ---------------     --------------      ---------------     --------------
  Total vehicle components                                      1,206                946              (5,914)             3,066
Electrical components and GPS before gain                        (776)            (1,184)             (2,351)            (2,598)
Gain on sale of Geofocus                                        2,486                  -               2,486
                                                       ---------------     --------------      ---------------     --------------
                                                              $ 2,916             $ (238)           $ (5,779)           $   468
                                                       ===============     ==============      ===============     ==============

Identifiable assets
Vehicle components                                                                                    $18,319            $44,410
Electrical components and GPS                                                                          10,954             11,911
Corporate                                                                                               3,207              6,492
                                                                                               ---------------     --------------
Total assets - continuing operations                                                                   32,480             62,813
                                                                                               ---------------     --------------
Agricultural equipment - discontinued operations                                                            -                  -
                                                                                               ---------------     --------------
Total assets                                                                                          $32,480            $62,813
                                                                                               ===============     ==============

Capital expenditures
Vehicle components                                            $   312            $   928              $   795            $ 1,889
Electrical components and GPS                                       -                 80                    9                267
                                                       ---------------     --------------      ---------------     --------------
Total capital expenditures                                    $   312            $ 1,008              $   804            $ 2,156
                                                       ===============     ==============      ===============     ==============


Depreciation and amortization
Vehicle components                                            $   511            $   646              $ 2,548            $ 1,910
Electrical components and GPS                                      82                100                  261                275
                                                       ---------------     --------------      ---------------     --------------
Total depreciation and amortization                           $   593            $   746              $ 2,809            $ 2,185
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

Financial Position and Capital Resources
Financial Condition, Liquidity and Capital Resources

The Company continued to experience liquidity difficulties during the third fiscal quarter ended June 30, 2001. The Company's liquidity position, however, improved in the third quarter 2001 from the second quarter 2001. The improvement was primarily as a result of the sale of the Company's GPS subsidiary, GeoFocus, and the sale of the Company's manufacturing facility in Deerfield Beach, Florida. The Company continues to occupy the building under a short term lease agreement with the new owner. Even with the improved liquidity, the Company's working capital remains negative. The deficit however decreased from $(20,856) at March 31, 2001 and $(17,678) at September 30, 2000 to $(15,875) at June 30,
2001. In accordance with the provisions of the Company's lending agreement with the Bank, the Company reduced its Bank borrowings from $13,598 at March 31, 2001 to $6,343 at June 30, 2001 primarily as a result of the sale of GeoFocus and the Deerfield Beach property. Equity declined to a deficit of $(7,554) at June 30, 2001 from $1,044 at September 30, 2000. Additionally, the Company has accrued, but not paid, dividends on its preferred stock since January 2001. During the third quarter of fiscal 2001 the Company reported a $1,637 profit, which includes gains on the sale of GeoFocus and the Deerfield Beach building of $4,323, compared to a loss of $(1,321) for the third quarter of fiscal 2000.

Also, as described in Note 8 to the Unaudited Consolidated Financial Statements, the Company was not in compliance with its debt covenants with the Bank. No waivers have been obtained and the default has not been cured. During the third quarter a forbearance agreement was reached with the Bank providing financing through December 31, 2001. Accordingly, all of the debt with the Bank of $6,343 has been classified as current liabilities in the accompanying Consolidated Balance Sheet at June 30, 2001.

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

As previously reported, the Company has retained the investment banking firm of W.Y. Campbell & Co. to investigate available strategic alternatives including selling all or part of the Company to a third party or raising sufficient equity and/or debt financing to support the operations of the Company. On February 22, 2001, the board of directors of the Company announced that based on the review of these strategic alternatives, it would immediately pursue a sale of the Company, or its individual operating subsidiaries, as a means to maximize value to its shareholders. The Company has retained W.Y. Campbell & Co. to assist in the sale of the Company or its operating units. Although the Company has obtained the private placement funds and a forbearance from the Bank to enable the Company to pursue the sale process, additional financing may be required to complete the sale process. There is no assurance that (i) the Company will be able to obtain adequate working capital in the amounts needed to sustain its operations or sell its business or parts of it in a timely fashion or (ii) that the sole process will be successful. If the Company is not successful in these sales or is unable to secure additional funding to operate the Company, it may be forced into a reorganization under the United States Bankruptcy Code.

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

Cash flow from operations increased to $3,762 for the nine months ended June 30, 2001 from $1,979 for the nine months ended June 30, 2000. The increase was primarily due to the decrease in receivables and inventories between years, offset by a greater net loss in 2001 than 2000. The positive cash flow from operations for the nine months ended June 30, 2001 differs from the net loss from operations primarily because of noncash operating expenses of $2,809 for depreciation and amortization, an impairment loss on assets at PPT of $1,996, an impairment loss on assets at ProActive of $4,366, a decrease in receivables of $3,102, a decrease in inventories of $3,393 and an increase in accounts payable and accrued expenses of $885, offset by the gains from sale of Geofocus and Aptek land and building of $2,486 and $1,837, respectively.

Cash used in financing activities was $(10,188) for the nine months ended June 30, 2001 as compared to a use of $(1,748) for the nine months ended June 30, 2000, reflecting net payments on debt of $9,691, $585 of capital lease obligations, $147 of preferred stock dividends all partially offset by $4,576 of net proceeds received from the secured subordinated debentures issued in February 2001. Additional sources of cash for the payment of debt were provided by the proceeds from the sale of Aptek land and building and Geofocus, which totaled $8,650.

Guaranty of Affiliate Debt
United States National Bank (US Bank) had previously notified the Company that it intended to exercise its rights under the Company's guaranty of $1.3 million of the debt of Ajay Sports, Inc. ("Ajay"), an affiliate of the Company. The guaranty was secured by the Company's Deerfield Beach property and the guaranty was satisfied from the proceeds of the sale of the property. The payment by the Company of the guaranty to US Bank was $1,450, and included unpaid interest and penalties, and is reflected as an increase in Investment in and notes receivable from affiliate. The Company's former chief executive officer, Thomas W. Itin, who is an officer and shareholder of Ajay, has guaranteed this obligation to the Company, along with certain loans and investments made by the Company to and in Ajay. Mr. Itin has taken the position that, as a result of his retirement, this guarantee and his other guarantees of certain loans and investment in and to Ajay are no longer in effect. The Company disagrees with the position taken by Mr. Itin.

Delisting from the Nasdaq National Market
The Company stock was de-listed from the Nasdaq National Market on July 2, 2001 as its net tangible assets were below the required minimum for listing on the Nasdaq National Market. The price of its common stock may be obtained on the OTC Bulletin Board.

Recent Appointment of New Director
As previously disclosed in the Company's report on Form 10-Q for the quarter ended March 31, 2001, the Company recently appointed Douglas Hailey to fill the vacant position on the Board of Directors. Mr. Hailey is a Vice President of the Investment Banking Division of the investment banking firm of Taglich Brothers, Inc. As part of the Placement Agent Agreement for the Private Placement of the $4,950 of Secured Subordinated Debentures due March 1, 2002 Taglich Brothers, Inc. was permitted one board seat. Mr Hailey was appointed on March 13, 2001 and his term expires in 2002.

Market Risk
The Company may be exposed to future interest rate changes on its variable rate debt which totalled $6,343 at June 30, 2001. The Company does not believe that a hypothetical 10 percent change in end of period interest rates would have a material effect on the Company's cash flow.

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

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets" SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited on a prospective basis only. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of that Statement, which for the Company will be fiscal year 2002. The Company does not expect that the adoption of either SFAS 141 or SFAS 142 to have significant impact on the financial condition or results of operations of the Company.

Results of Operations
Three months ended June 30, 2001 compared to the three months ended June 30, 2000, as restated (Note 3)

Sales

Total sales decreased $5,421, or 30.1%, to $12,601 in the third quarter of fiscal 2001 from $18,022 in the third quarter of fiscal 2000, primarily due to the closure of operations at PPT, lower unit sales volumes in the Company's vehicle components segment, offset in part by slightly higher sales in the Company's electrical components and GPS business segment. The Company sold its GPS business in June 2001.

Sales in the Vehicle component business segment decreased $5,684, or 32.4% to $11,879 from the sales levels achieved in the third quarter of fiscal 2000. Contributing to the decline was lower unit sales of electronic throttle controls as a result of overall slow down in truck and automobile production. However, the largest factor in the reduced sales volume was the closure during the second quarter of Fiscal 2001 of the Company's Premier Plastics Technology (PPT)
plastic injection molding and tooling subsidiary. The Company recognized no sales from this terminated operation in the third quarter of fiscal 2001 compared to sales of $3,271 from PPT in the corresponding quarter of fiscal 2000. The Company previously recorded an impairment loss of $1,996 related to PPT in the first quarter of 2001.

The Electrical Components and GPS component business segment sales increased $263 to $722 from the third quarter fiscal 2000 sales levels primarily due to an increase in sales at Geofocus of $429.

Gross Margin
Gross Margins from operations were $2,068, or 16.4% of sales in the third quarter of 2001 compared to $4,654, or 25.8% of sales in the corresponding quarter of 2000. The reduced gross profit margin was primarily due to lower sales levels and costs related to the settlement of capital lease obligations related to the closure of PPT. Additionally, although much less significant than the prior quarter, the Company's liquidity constraints continued to cause some disruption in the Company's materials flow, resulting in production inefficiencies and higher product shipping costs, thus further having a negative effect on gross profit margins.

Operating Expenses

Operating expenses, excluding gains on sale of Aptek land and building and Geofocus, were $3,475 for the three months ended June 30, 2001 compared to $4,892 for the comparable fiscal 2000 period, a decrease of $1,417, or 29.0%, primarily as a result of decreased research and development expenses and selling expenses and the closure of the PPT operations. Operating expenses, excluding the gains discussed above, as a percentage of net sales, remained essentially unchanged at 27.6% in the third quarter of fiscal 2001 compared to 27.1% in the comparable 2000 quarter.

Research and development expenses decreased $855, to $1,213 during the third quarter of fiscal 2001 compared to $2,068 in the comparable fiscal 2000 period. As a percent of sales, research and development expenses decreased from 11.5% to 9.6%. This is primarily due to significant expenditures and higher payroll for employees working for the Chrysler RS Program in fiscal 2000. This program was cancelled late in the third quarter fiscal 2000. Last year research and development expenses increased to support new product development for the automotive and truck ETC and adjustable foot pedal products, and for development of sensor-related products and for existing customers. This year the focus has shifted to production of adjustable foot pedals and sensor-related products.

Administrative expenses decreased $338 to $1,970 during the third quarter of fiscal 2001 compared to $2,308 in comparable fiscal 2000 period due to lower overall spending on administrative expenditures and the closure of PPT offset by expenses related to the closing of PPT.

Interest and Other Expenses
Interest expense increased $348 or 40.4% to $1,210 in the third quarter of fiscal 2001 from $862 in the third quarter of fiscal 2000 due to amortization
of  the  Secured   Subordinated   Debenture   warrant  discounts  (Note  9)  and
amortization of costs related to obtaining the additional financing.

Net profit available to common shareholders
Basic net profit allocable to common shareholders was $0.08 in the quarter ended June 30, 2001 compared to $(0.07) in the comparative prior year. The improvement was due recognitions of gains on the sale of the Deerfield Beach property and the GeoFocus subsidiary, and decreased research and development and administration costs offset by decreased gross margins and increased interest expense. The effective income tax rates were 0.00% and 23.5% for the quarters ended June 30, 2001 and 2000, respectively. The Company is in a net operating loss carry forward position and is providing a 100% valuation allowance on all deferred tax assets in the current fiscal year due to going concern issues.

Results of Operations
Nine months ended June 30, 2001 compared to the nine months ended June 30, 2000, as restated (Note 3)

Total sales decreased $8,885, or 17.3%, to $42,610 for the first nine months of fiscal 2001 from $51,495 for the first nine months of fiscal 2000, primarily due to lower unit sales volumes in the Company's vehicle components segment, the closure of operations at PPT slightly offset by higher sales in the Company's electrical components and GPS business segment.

Sales in the Vehicle component business segment decreased $9,422, or 19.0% to $40,073 over the sales levels achieved in the first nine months of fiscal 2000. A significant factor in the decline was lower unit sales of electronic throttle controls. Additionally, in February the management of the Company began closing the operations of PPT, resulting in lower sales volumes. Except for some completion of existing orders, PPT ceased operations on March 31, 2001. PPT sales were $4,029 and $7,517 for the nine months ended June 30, 2001 and 2000, respectively.

The Electrical Components and GPS component business segment sales for the first nine months of fiscal 2001 were $2,537, a increase of $537 over the third quarter fiscal 2000 sales levels. Lower sales volumes of the Company's electronic sensors were partially offset by higher sales volumes in the Company's GPS business. The Company sold its GPS business in June 2001.

Gross Margin
Gross Margins from operations were $7,246, or 17.0% of sales in the first nine months of fiscal 2001 compared to $13,562, or 26.3% of sales in the corresponding nine month period of 2000. The reduced gross profit margins were partially due to lower overall sales levels. Additionally, the Company's liquidity constraints have caused disruptions in the Company's materials flow, resulting in production inefficiencies and higher shipping costs, thus further reducing gross profit margins.

Operating Expenses
Operating expenses, excluding Loss on Impairment of Assets and Gains on the sale of Aptek land and building and Geofocus, were $10,986 for the nine months ended June 30, 2001 compared to $13,184 for the comparable fiscal 2000 period, a decrease of $2,198, or 16.7%, primarily as a result of decreased research and development expenses. Operating expenses, excluding the gains and loss on Impairment of Assets, as a percentage of net sales, was 25.7% in the third quarter of fiscal 2001 essentially unchanged from 25.6% in the comparable 2000 quarter.

Research and development expenses decreased $2,059, to $3,180 during the first nine months of fiscal 2001 compared to $5,239 in the comparable fiscal 2000 period, a 39.3% decline. As a percent of sales, research and development expenses decreased from 10.2% to 7.5%. This is primarily due to significant expenditures and higher payroll for employees working for the Chrysler RS Program in early fiscal 2000. This program was cancelled late in the third quarter of fiscal 2000. Last year research and development expenses increased to support new product development for the automotive and truck ETC and adjustable foot pedal products, and for development of sensor-related products for existing customers. This year the focus has shifted to production of adjustable foot pedals and sensor-related products.

Administrative expenses of $6,748 were essentially unchanged during the first nine months of 2001 compared to the comparable fiscal 2000 period. As a percent of sales, administrative expenses were 15.8% in fiscal 2001 compared to 12.7% in fiscal 2000. Lower plant administrative expenses have been offset by higher costs related to closing PPT and higher legal and accounting costs.

After reviewing PPT's history of operating losses and operating problems and profitability, the PPT operations have been terminated. During the quarter ended December 31, 2000, management of PPT evaluated the realizability of the assets of PPT based on the expected closure. Accordingly, the Company recorded an impairment loss on PPT's property, plant and equipment of $1,966 for the three months ended December 31, 2000.

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

Interest and Other Expenses
Interest expense increased $1,293 or 63.0%, to $3,346 in the first nine months of fiscal 2001 from $2,053 in the first nine months of fiscal 2000 due to amortization of the Secured Subordinated Debenture warrant discounts (Note 9) and amortization of costs related to obtaining the additional financing.

Net loss available to common shareholders
Net loss allocable to common shareholders was $(0.50) for the first nine months ended June 30, 2001 compared to $(0.20) in the comparative prior year period due to decreased gross margins, the loss on the impairment of the goodwill and other intangible assets related to the Company's adjustable pedal business, loss on impairment of assets of PPT, additional expenses related to the closing of PPT and increased interest expense offset by recognitions of gains on the sale of the Deerfield Beach property and the GeoFocus subsidiary, decreased research and development expenses. The effective income tax rates were 0.00% and 15.4% for the nine months ended June 30, 2001 and 2000, respectively. The Company is in a net operating loss carry forward position and is providing a 100% valuation allowance on all deferred tax assets in the current fiscal year due to going concern issues.

                                     Part II

Item 1.   Legal Proceedings

          None

Item 2.   Changes in Securities and Use of Proceeds

          On February 28, 2001, the Company completed a private placement of 200 "units", each unit consisting of: (i) a $25,000 12% secured subordinated debenture; and (ii) a three year common stock purchase warrant to purchase 12,500 shares of the Company's common stock at an exercise price of $1.375 per share (the "Warrant"). The aggregate consideration received by the Company was $5,000,000. The Company relied upon the exemptions from registration provided by Section 4(2) and/or 4(6) of the Securities Act of 1933 (the "Securities Act"), as amended, and/or Rule 506 of Regulation D promulgated thereunder based upon (i) representations from each of the purchasers of the Units that they are accredited investors with experience in investing in securities such that they could evaluate the merits and risks related to the Company's securities; (ii) that no general solicitation of the securities was made by the Company; (iii) each of the purchasers of the Units represented to the Company that they were acquiring the shares for their own account and not with a view towards further distribution; (iv) the securities issued to the purchasers of the Units were "restricted securities" as that term is defined under Rule 144 promulgated under the Securities Act; (v) the Company placed appropriate restrictive legends on the Certificates representing the securities; and (vi) prior to completion of the transaction, the Purchasers of the Units were informed in writing of the restricted nature of the securities, provided with all information regarding the Company as required under Rule 502 of Regulation D and were given the opportunity to ask questions of and receive additional information from the Company regarding its financial condition and operations. The Company issued a Warrant (as discussed in the following paragraph) and paid a cash fee of $350,000 to Taglich Brothers, Inc. ("Taglich") for its services as Placement Agent in connection with the private placement.

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

Item 3.   Defaults Upon Senior Securities

          On November 15, 2000, the Company defaulted under the terms of its credit agreement with the Bank when it failed to repay Term Loans III and IV in the remaining principal amounts of $694 and $1,000, respectively, both due on November 15, 2000. The full amounts owing under Term Loans III and IV were repaid in full in the third quarter 2001. As of June 30, 2001, the Company was not in compliance with its debt covenants with the Bank with the original loan however the Company has obtained a forebearance agreement which provides funding through December 31, 2001 and is in compliance with that forebearance agreement. Although a forebearance agreement was reached in February 2001 with the Bank no waivers have been obtained and the default has not been cured, All of the debt with the Bank of $6,343 has been classified as current liabilities in the accompanying Consolidated Balance Sheet at June 30, 2001.

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








Date:  August 20, 2001