Form 10-K
period 2001-09-30
WILLIAMS CONTROLS INC
filed 2002-01-14
CIK 854860

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

/x/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 2001

OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 0-18083

Williams Controls, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	84-1099587 (I.R.S. Employer Identification No.)
14100 SW 72nd Avenue Portland, Oregon (Address of principal executive office)	97224 (Zip code)

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

(1) Yes /x/    No / /

(2) Yes /x/    No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  / /

As of December 31, 2001, 19,921,114 shares of Common Stock were outstanding and the aggregate market value of the shares (based upon the closing price of the shares as reported on the over the counter bulletin board) of Williams Controls, Inc. held by nonaffiliates was approximately $9,078,011.

Documents Incorporated by Reference

NONE

Williams Controls, Inc.
Index to 2001 Form 10-K

		Page
Part I
Item 1.	Description of Business	3-8
Item 2.	Properties	8
Item 3.	Legal Proceedings	9
Item 4.	Submission of Matters to a Vote of Security Holders	9
Part II
Item 5.	Market for Registrant's Common Equity and Related Stockholder Matters	9
Item 6.	Selected Financial Data	10
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12-19
Item 8.	Financial Statements and Supplementary Data	20-58
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	59
Part III
Item 10.	Directors and Executive Officers of the Registrant	59-62
Item 11.	Executive Compensation	62-66
Item 12.	Security Ownership of Certain Beneficial Owners and Management	67-69
Item 13.	Certain Relationships and Related Transactions	69-71
Part IV
Item 14.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	72
Signatures		73

WILLIAMS CONTROLS, INC.
Form 10-K

Part I
(Dollar amounts in thousands, unless otherwise indicated)

    Cautionary Statement:  This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, those statements relating to development of new products, the financial condition of the Company, the ability to increase distribution of the Company's products, integration of businesses the Company acquires, and disposition of any current business of the Company. These forward-looking statements are subject to the business and economic risks faced by the Company including the ability of the Company to generate or obtain sufficient working capital to continue its operations. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of the factors described above and other factors described elsewhere in this report.

Item 1. Description of Business (Dollars in thousands)

    Williams Controls, Inc., ("Company") including its wholly-owned subsidiaries, Williams Controls Industries, Inc. ("Williams"); Aptek Williams, Inc. ("Aptek"); Premier Plastic Technologies, Inc. ("PPT"); ProActive Acquisition Corporation ("ProActive"); GeoFocus, Inc. ("GeoFocus"); NESC Williams, Inc. ("NESC"); Williams Technologies, Inc. ("Technologies"); Williams World Trade, Inc. ("WWT"); Kenco/Williams, Inc. ("Kenco"); Techwood Williams, Inc. ("TWI"); Agrotec Williams, Inc. ("Agrotec") and its 80% owned subsidiaries Hardee Williams, Inc. ("Hardee") and Waccamaw Wheel Williams, Inc. ("Waccamaw") is hereinafter referred to "we" "our" or "us."

General

    We are a Delaware corporation formed in 1988. The principal company in our Vehicle Components segment, our primary business segment, was founded by Norman C. Williams in 1939 and acquired by the Company in 1988. Our operating subsidiaries are divided into two operating segments and one discontinued segment, which was sold in May 2000.

    Vehicle Components—Our vehicle component product lines primarily include electronic throttle control systems ("ETCs"), exhaust brakes and pneumatic and hydraulic controls. These products are used in trucks, utility and off-highway equipment, transit buses and underground mining machines. We estimate that we have over a 65% market share of electronic throttle control systems for Class 7 and 8 trucks and essentially 100% of the transit bus market produced in the United States. The majority of these products are sold directly to original equipment manufacturers such as Freightliner, Navistar, Volvo, Isuzu, Ford and Motor Coach Industries. We also sell these products through a well-established network of independent distributors. The major competitors in one or more of our product lines include Teleflex, VDO, Hella and Felsted.

    Markets for electronic throttle control systems are developing in smaller classes of trucks, diesel-powered pick-up trucks and automobiles. The Company currently supplies a limited number of ETC's to Ford and Chrysler. The major automotive manufacturers are converting gasoline-powered automobiles and pick-up trucks to the electronic throttle control system, although this requires engine redesign by the automotive manufacturers which is presently ongoing.

    As discussed below, we closed our plastic injection molded products operation, Premier Plastics Technology, Inc. (PPT), which was part of our Vehicle Components segment, in March 2001 as a result of continuing losses. We recorded a net loss on impairment of assets of $1,796 in the second quarter related to this operation. Products produced included taillight systems for the automotive industry.

    Electrical Components and Global Positioning System—Our electrical components product line has included the design and production of microcircuits, cable assemblies, position tilt sensors and other electronic products used in the telecommunication, computer and transportation industries. Although the Company is committed to the development and production of sensors and sensor related products, the Company phased out a number of its traditional electrical component products in fiscal 2001. Major competitors for sensors include CTS, Cooper, Wabash, AMP and Nethode. Major customers for other electrical components included Allied Signal, Raychem and Eaton Corp.

    As discussed below, we had a global positioning system product line, GeoFocus, Inc., which included commuter railroad train tracking and agricultural cyber-farming systems using global positioning and geographic information technology. This operation, whose financial results were not material to the Company as a whole, was sold in June 2001 for a gain of $2,486. Our major customers included Chicago Metra, Tri-Rail, and the Florida Department of Transportation, Los Angeles Metro and Via Tropical Fruit.

    Agricultural Equipment—Our agricultural equipment product lines were sold in May 2000. This segment's product lines included rotary cutters, discs, harrows and sprayers. These products were sold to independent equipment dealers located primarily in the Southeastern United States. Our major competitors had included Allied Industries (Bushhog), Wood Brothers, Taylor Industries, Inc. and Alamo Group. This business was previously reported as a discontinued operation.

Vehicle Components

Ongoing operations at September 30,2001:

  Williams Controls Industries, Inc.: Manufactures vehicle components sold primarily in the commercial vehicle industry.

  Aptek Williams, Inc.: Manufactures Electronic Throttle Controls for the automotive industry.

  NESC Williams, Inc.: Installs conversion kits to allow vehicles to use compressed natural gas and provides natural gas well metering services.

  ProActive Acquisition Corporation: Conducted research and development activities related to adjustable foot pedals and manufactures adjustable pedal systems. Although this operation continues to manufacture one adjustable pedal product, as a result of capital limitations and other factors within the market, we have modified our strategy in the adjustable foot pedal market to focus on being a supplier of components to adjustable pedal manufacturers as opposed to our original strategy of providing complete adjustable pedal assemblies to the automotive manufacturers. Accordingly the research and development activities were terminated in June 2001.

  Williams Technologies, Inc.: Supports all subsidiaries of our company by providing research and development and developing strategic business relationships to promote "technology partnering."

Terminated operations at September 30, 2001:

  Premier Plastic Technologies, Inc.: Manufactured plastic components for the automotive industry. This operation was shut down in March 2001. See Note 12 of Notes to Consolidated Financial Statements.

Electronic Components and Global Positioning System

Ongoing operations at September 30, 2001:

  Aptek Williams, Inc.: Development and production of sensors and sensor related products. During fiscal 2001 phased out of a number of its traditional electrical component products including microcircuits, cable assemblies and other electronic products for the telecommunications and the transportation industry.

Terminated operations at September 30, 2001:

  GeoFocus, Inc.: Developed train tracking and cyber-farming systems using global positioning systems and geographical information systems. GeoFocus was sold in June 2001. See Note 12 of the Notes to Consolidated Financial Statements.

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

    In fiscal 1997, we changed our diversification acquisition strategy to focus our corporate and financial resources on opportunities emerging in our Vehicle Components segment. We have not been able to fully capitalize on opportunities emerging in our vehicle components segment, and may not be able to fully capitalize in the future on these opportunities, including the development of commercial applications of sensor related products. Specifically, we have terminated the plastic injection molded products operation and sold our global positioning operation. As a result of capital limitations and other factors within the market, we have modified our strategy in the adjustable foot pedal market, which we entered through our acquisition of ProActive Pedals in July, 1999, to focus on being a supplier of components to adjustable pedal manufacturers as opposed to our original strategy of providing complete adjustable pedal assemblies to the automotive manufacturers. Finally, if we are successful in one or more endeavors, we cannot be certain that those endeavors will be profitable.

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

    In the Vehicle Components segment, we are the largest domestic producer of ETCs sold in the truck ETC market. We have only one primary competitor in the diesel heavy truck market. We also manufacture pneumatic and air control systems for the heavy truck market, which is comprised of numerous highly fragmented competitors. We believe the principal method of competition for ETC in the trucking industry is quality and engineering added value and reputation. In addition, attainment of the ISO 9001 and QS 9000 quality certifications is critical to qualifying as a supplier to the automotive industry and certain manufacturers in the truck industry. All of our existing manufacturing facilities in our Vehicle Components segment have attained these certifications.

    During fiscal 1999 and 2000, we began the introduction of our electronic throttle control systems product into the passenger vehicle market that consists of cars, small trucks, mini vans and sport utility vehicles. In August 2000, we began production of electronic throttle controls for the Ford Super Duty series trucks. In addition, we have been awarded production contracts for electronic throttle controls for the General Motors X (Midsize sedans) Car and Cadillac series, beginning in model year 2003. Our initial introduction of electronic throttle controls for passenger vehicles has been well accepted. A competitive advantage has been the durability and reliability of the low temperature co-fired ceramic (LTCC) sensor we developed that will be utilized in these designs. Continued introduction of electronic throttle controls in gasoline engines requires modification or redesign of engine components that is dependent upon the timing of development by the automotive manufacturers and their original equipment manufacturers. However, based on initial acceptance, we expect that by model year 2005, approximately 60-70% of passenger vehicles will have converted to electronic throttle controls. Our primary competitors in the United States are Teleflex, Hella and Felsted. Each of these companies is substantially larger and has greater financial resources than Williams. Furthermore, we have no control over the timing of the introduction of the electronic throttle control into the automotive, small truck and sport utility vehicle markets.

Marketing and Distribution

    We sell our products to customers in the truck, automotive, heavy equipment, and other diversified industries worldwide; approximately 95% of our sales from continuing operations are to customers in the Vehicle Components segment and approximately 59% of our sales are from sales of ETC products.

    For the years ended September 30, 2001, 2000 and 1999, Freightliner accounted for 18%, 23% and 27%, Navistar accounted for 12%, 12% and 15%, Volvo accounted for 9%, 6% and 8%, Evart Corporation accounted for 4%, 9% and 1%, General Motors accounted for 7%, 6% and 5% and Ford accounted for 5%, 0% and 0% of net sales from continuing operations, respectively. Approximately 16%, 15% and 20% of net sales in fiscal 2001, 2000 and 1999 respectively, were to customers outside of the United States, primarily in Canada, Mexico and Sweden, and, to a lesser extent, in Europe, South America and Australia. See Notes 2 and 15 of Notes to Consolidated Financial Statements.

    The Company performs ongoing credit evaluations of its customers' financial condition and maintains allowances for potential credit losses. Actual losses and allowances have been within management's expectations.

Existing Future Sales Orders

    Future sales orders for our products were approximately $17,349 at September 30, 2001, compared to approximately $17,488 at September 30, 2000. These are orders for which customers have requested delivery at specified future dates within one year.

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

Government Regulation

    Our vehicle component products must comply with the National Traffic and Motor Vehicle Safety Act of 1966, as amended, and regulations promulgated thereunder which are administered by the National Highway Traffic Safety Administration ("NHTSA"). If, after an investigation, NHTSA finds that we are not in compliance with any of it's standards or regulations, among other things, it may require that we recall our products, which are found not to be in compliance, and repair or replace such products. During fiscal 2001, we had one product recall related to weld failures on certain ETC's produced for the heavy truck markets. We have made all required disclosures to NHTSA and are testing, repairing or replacing the defective parts as necessary. We estimate that the total potential units involved are no more than 15,000 units, and have recorded an accrual of $674 which represents the low end of an estimated range to complete the recall of $674 to $1,230. We are also seeking potential recovery of certain of these costs from one of our vendors. However no amounts have been recorded for this potential recovery. We believe we are currently in compliance with NHTSA.

Product Research and Development

    Our operating facilities engage in engineering, research and development and quality control activities to improve the performance, reliability and cost-effectiveness of our product lines. Our engineering staff works closely with our customers designing and developing new products and adapting existing products for new applications. During fiscal 2001, 2000 and 1999 the Company spent $4,005, $6,713 and $3,424, respectively, on these activities for continuing operations. We increased our research and development expenditures in fiscal 2000 to design and validate ETC products compatible with gasoline powered vehicles, develop commercial applications for inertia, tilt and position sensor products, and for the development of adjustable foot pedal and ETC systems for automotive, sport utility vehicles, light trucks and heavy trucks.

Patents and Trademarks

    Our product lines generally have strong name recognition in the markets in which they serve. We have obtained a number of product patents, which expire at various times. We consider each patent to be of value and aggressively protect our rights against infringement throughout the world. We own two patents (expiring in 2009) which we believe improve the marketability of the electronic product line of the Heavy Vehicle Components segment. We do not consider that the loss or expiration of either patent would materially adversely affect us; however, competition in the electronic product line could increase without these patents. We have allowed the royalty bearing patent license agreement providing us an exclusive license for three adjustable pedal patents to lapse as a result of the shift in our strategy to the supply of components to adjustable pedal manufacturers. We would still be able to use these patents under a non-exclusive arrangement, however there are currently no plans to use these patents in the future. We own numerous trademarks, enabling us to market our products worldwide. These trademarks include "Williams" and "Aptek". We believe that in the aggregate, the rights under our patents and trademarks are generally important to our operations, but do not consider that any patent or trademark or group of them related to a specific process or product is of material importance in relation to our total business except as described above.

Raw Materials; Reliance on Single Source Suppliers

    We produce our products from raw materials, including brass, aluminum, steel, plastic, rubber and zinc, which currently are widely available at reasonable terms. We rely upon CTS Corporation and

Caterpillar, Inc. as single source suppliers for critical components and/or products as these suppliers are currently the only manufacturers of sensors made specifically for the Company's ETC system. We manufacture a foot pedal using a contact position sensor manufactured by Caterpillar, Inc. used exclusively on Caterpillar engines. Caterpillar supplies this sensor and requires that its sensor be used on all Caterpillar engines; therefore, the Company does not consider the Caterpillar sensor supply to be at risk. Although these suppliers have been able to meet our needs on a timely basis, and appear to be willing to continue being suppliers there is no assurance that a disruption in a supplier's business, such as a strike, would not disrupt the supply of a component. In addition, we have developed a high performance-high durability, cost effective sensor which we expect to further refine, with the expectation that volume production will begin in fiscal 2002. Production of these position sensors internally would tend to reduce our reliance on certain single source suppliers.

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

Employees

    We employ approximately 303 employees, including 118 union employees. Our non-union employees are engaged in sales and marketing, accounting and administration, product research and development, production and quality control. Our union employees are engaged in manufacturing vehicle components in the Portland, Oregon facility and are represented by the International Union, United Automobile Workers of America and Amalgamated Local 492 (the "Union"). We have a collective bargaining agreement with the Union that expires in September 2002, which provides for wages and benefits (including pension, death, disability, health care, unemployment, vacation and other benefits) and contains provisions governing other terms of employment, such as seniority, grievances, arbitration and Union recognition. Our management believes that our relationship with our employees and the Union is good. We could experience a change in non-union labor costs as a result of changes in local economies and general wage increases.

Item 2. Properties (Dollars in thousands)

    The following table outlines the principal manufacturing and other facilities owned by us, subject to mortgages on all facilities except Williams and Agrotec.

Entity	Facility Location	Type and Size of Facility
Currently in use:
Williams	Portland, Oregon	Manufacturing and offices 120,000 square feet
Idle facilities:
Hardee	Loris, South Carolina	Manufacturing and offices 101,000 square feet
Agrotec	Pendleton, North Carolina	Manufacturing and office 43,000 square feet

    Our manufacturing facilities are equipped with the machinery and equipment necessary to manufacture and assemble its products. Management believes that the facilities have been maintained adequately, and that we could increase our production output significantly at any of our facilities with additional equipment and work force.

    The Hardee facility is encumbered by a $417 mortgage at September 30, 2001. A bank holds a deed of trust on this facility. This facility was returned to the bank in November 2001 in full satisfaction of the mortgage. See Note 23 of Notes to Consolidated Financial Statements.

    The Company is currently in the process of consolidating its Aptek operations in Sarasota, Florida. Currently, these operations are located in Deerfield Beach, Florida and Sarasota, Florida. As part of the consolidation process, the Company sold its Deerfield Beach facility in fiscal 2001 and is leasing the existing space until the consolidation is completed, which is expected in January 2002. The Company leases approximately 43,000 square feet of production and administrative office space in Sarasota pursuant to leases, which expire in February 2003.

Item 3. Legal Proceedings

    Williams Controls, Inc. and its consolidated subsidiaries are parties to various pending judicial and administrative proceedings arising in the ordinary course of business. Our management and legal counsel have reviewed the probable outcome of these proceedings, the costs and expenses reasonably expected to be incurred, the availability and limits of our insurance coverage, and our established reserves for uninsured liabilities. While the outcome of the pending proceedings cannot be predicted with certainty, based on our review, management believes that any liabilities that may result are not reasonably likely to have a material effect on the Company's liquidity, financial condition or results of operations. Mr. Thomas Itin, the company's Chairman of the board and former President and Chief Executive Officer of the Corporation, has guaranteed certain investments in and advances to Ajay Sports, Inc., an affiliate of the Company. Mr. Itin is an officer and shareholder of Ajay Sports, Inc. Mr. Itin has taken the position that, as a result of his retirement as President and Chief Executive Officer of the Company, these guarantees are no longer in effect. The Company disagrees with the position taken by Mr. Itin and based on advice of legal counsel believes the guarantees are enforceable. Mr. Itin has filed suit in the Circuit Court for Oakland County, Michigan seeking a determination as to the enforceability of these guarantees. The Company has filed suit against Ajay and Mr. Itin in the Multnomah Circuit Court for the State of Oregon seeking payment of all amounts due from Ajay and Mr. Itin. At September 30, 2001, the recorded net book value of our investments in and receivable from Ajay was $3,065, excluding the $500 note reflected in Shareholders' Deficit.

Item 4. Submission of Matters to a Vote of Security Holders

    We did not submit any matters to a vote of its security holders during the year ended September 30, 2001.

Part II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

    Our common stock is quoted on the over the counter bulletin board ("OTC Bulletin Board") under the symbol "WMCO." The Company no longer meets the listing requirements of the National Association of Securities Dealer Automated Quotation ("NASDAQ") National Market System and was de-listed from NASDAQ on July 2, 2001.

    The range of high and low bid-closing quotations for our common stock for each fiscal quarter for the past two fiscal years is as follows:

	2001
Quarter
	High	Low
October 1–December 31	$1.53	$.42
January 1–March 31	$1.63	$.93
April 1–June 30	$1.63	$1.33
July 1–September 30	$1.60	$.70
	2000
Quarter
	High	Low
October 1–December 31	$2.56	$1.97
January 1–March 31	$2.44	$2.00
April 1–June 30	$2.25	$1.50
July 1–September 30	$1.90	$1.25

    There were 387 record holders of our common stock as of December 26, 2001. We have never paid a dividend with respect to our common stock and have no plans to pay a dividend in the foreseeable future.

Item 6. Selected Financial Data (Dollars in thousands—except per share amounts)

Consolidated Statements of Operations Data:
Year ended September 30,	2001*	2000**	1999***	1998	1997
Net sales from continuing operations	$55,082	$67,725	$61,422	$57,646	$46,671
Net earnings (loss) from continuing operations	(9,602)	(16,744)	(3,928)	4,611	2,515
Net earnings (loss)	(9,602)	(16,744)	(9,539)	312	(2,037)
Earnings (loss) from continuing operations per common share—basic	(0.54)	(0.88)	(0.24)	0.24	0.14
Earnings (loss) from continuing operations per common share—diluted	(0.54)	(0.88)	(0.24)	0.23	0.14
Net earnings (loss) per common share—basic	(0.54)	(0.88)	(0.54)	0.00	(0.12)
Net earnings (loss) per common share—diluted	(0.54)	(0.88)	(0.54)	0.00	(0.12)
Cash dividends per common share	—	—	—	—	—
Consolidated Balance Sheet Data:
September 30,	2001*	2000**	1999***	1998	1997
Current assets	$14,178	$20,561	$27,777	$31,716	$25,156
Current liabilities	33,710	40,279	18,865	12,767	9,028
Working capital (deficit)	(19,532)	(19,718)	8,912	18,949	16,128
Total assets	29,339	49,149	64,504	68,565	48,313
Long-term liabilities	6,337	7,826	27,433	31,387	22,450
Shareholders' equity (deficit)	(10,708)	1,044	18,206	24,411	16,835

Note: The above amounts reflect the Automotive Accessories and Agricultural Equipment segments as discontinued operations. See Note 14 to the Notes to Consolidated Financial Statements.

*
The 2001 data includes losses on impairment of assets related to the Company's ProActive Pedal and PPT operations of $4,366 and $1,796, respectively. Also included in the 2001 data were gains on sale of land and buildings at Aptek and sale of GeoFocus of $1,837 and $2,486, respectively. See Notes 5, 10 and 12 of Notes to Consolidated Financial Statements.

**
2000 data includes recognition of $5,044 expense for equity interest in loss of affiliate. The recognition of the loss was significantly increased due to the implementation of Emerging Issues Task Force Bulletin 99-10 "Percentage Used to Determine the Amount of Equity Method Losses". The 2000 data also includes a $6,896 expense for a valuation allowance for previously recognized deferred income tax assets, which may no longer be realizable due to management's assessment of their ultimate realizability. See also Notes 4 and 11 to Notes to Consolidated Financial Statements for information on the equity interest in loss of affiliate and the valuation allowance for deferred income taxes, respectively.

***
1999 data includes the acquisition of ProActive Pedal made in July,1999. Net sales, loss from operations (including expense of $1,750 for acquired in-process research and development), and total assets related to this acquisition were $55, $(2,066) and $6,320, respectively. The 1999 loss from continuing operations includes a loss from impairment of assets of $5,278. See Notes 10 and 18 to the Notes to Consolidated Financial Statements for information on the impairment loss and the acquisition, respectively.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
(Dollars in thousands—except per share amounts)

    See "Cautionary Statement" contained at the beginning of this report.

Financial Condition, Liquidity and Capital Resources

    During fiscal 2001 several significant actions were taken to improve the Company's financial condition and liquidity position, however at September 30, 2001, the Company continued to experience a significant lack of liquidity. As noted in the Consolidated Financial Statements, the Company again incurred losses from operations in fiscal 2001. During the years ended September 30, 2001, 2000 and 1999, the Company incurred (losses) of ($9,602), ($16,744) and ($9,539), respectively. In addition, at September 30, 2001, essentially all of the Company's $9,434 of trade accounts payable was significantly past due, the working capital deficit was ($19,532), and the Company stockholders' equity was a deficit of ($10,708). The Company also ceased making payments of preferred stock dividends in the second quarter of fiscal 2001. As described in Note 6 to Consolidated Financial Statements, the Company has obtained extensions until June 30, 2002 on the credit agreement with the Company's primary bank. This credit agreement matured on July 11, 2001. The Company was not, however, in compliance with the covenants of its credit agreement at September 30, 2001. As a result, the Company has classified the $6,542 owed to its primary bank as a current liability at September 30, 2001.

    The Company has outstanding past due payables with essentially all of its suppliers of raw materials, components and services and is currently on C.O.D. or prepayment status with essentially all of its vendors. Although the Company has not experienced any significant supply disruptions in the past several months, and is not anticipating any, these vendors could decide, as a result of the past due payables, to discontinue or delay the Company's supply of raw materials, components and services which could cause a disruption in the Company's production and operations. Such disruption or delay could materially adversely affect the Company's business, prospects, financial condition and results of operation.

    During the second quarter of fiscal 2001, the Company raised $4,576, net of expenses, from a private placement of debt in February 2001. The $4,576 raised was in the form of $4,950 of secured subordinated debentures which are due March 1, 2002, bearing interest at 12% and include warrants to purchase the Company's common stock at $1.375 per share for each $2.00 of principal amounts of the debentures purchased. The Private Placement funds were used to pay down bank debt, including an over-advance from the Bank and to support the operations of the Company. As part of the Placement Agent Agreement Taglich Brothers, Inc. was permitted one board seat at the time of funding and the right to place a candidate for an additional board seat on the proxy for the next annual meeting. Accordingly, in March 2001 Douglas Hailey was appointed to fill a vacant position on the Board of Directors. Mr. Hailey is a Vice President of the Investment Banking Division of Taglich Brothers, Inc. Mr. Hailey's term expires in 2002. As the Company did not hold an annual meeting during 2001, the second board candidate has not been nominated for election.

    Actions during fiscal 2001 to improve the financial condition and liquidity of the Company included sale of its Aptek-Deerfield Beach facility, sale of its GeoFocus operations, shutdown of non-profitable, non-essential operations, including PPT, and reductions in working capital requirements at its remaining operations. These actions, together with obtaining the $4,950 of secured subordinated debentures, have improved borrowing capacity under the Company's credit facility and reduced the Company's outstanding indebtedness to its primary secured lender by $13,820 over the amount owed at September 30, 2000. However, due to the Company's continued working capital deficit, the Company's debts, including accounts payable and the secured subordinated debentures due March 1, 2002, and other factors, the Company continues to have a significant lack of liquidity. Accordingly, the Company's continuation as a going concern is dependent upon, among other things, its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms of its credit agreement, to obtain additional financing or refinancing as may be required, and ultimately to attain profitability.

    Management is pursuing alternatives to raise capital, both equity and debt and is continuing to pursue all alternatives available to it, including selling all or part of the Company to a third party. There is no assurance that the Company will be able to obtain adequate working capital in the amounts needed to sustain its operations or sell its business or parts of it in a timely fashion. The above matters raise a substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

    Cash flow from operations increased to $3,953 in fiscal 2001 from $2,936 in fiscal 2000. The increase was primarily due a lower net loss in fiscal 2001, a decrease in receivables and inventories between years, offset by no equity interest in loss of affiliates or deferred income taxes in fiscal 2001, both of which were non-cash items that increased the cash flow from operations in fiscal 2000.

    The positive cash flow from operations for fiscal 2001 differs from the net loss from operations primarily because of non-cash operating expenses of $3,993 for depreciation and amortization, an impairment loss on assets at PPT of $1,796, an impairment loss on assets at ProActive of $4,366, a decrease in receivables of $2,859, a decrease in inventories of $3,231 and an increase in accounts payable and accrued expenses of $924 offset by the gains from sale of Geofocus and Aptek land and building of $2,486 and $1,837, respectively.

    Cash of $6,067 was provided from investing activities in fiscal 2001 compared to a $2,300 use of cash for investing activities in fiscal 2000. The Company's spending on property plant and equipment was $1,583 in fiscal 2001 compared to $2,343 in fiscal 2000. Additionally, in fiscal 2001 the Company was required to fulfill a $1,450 guaranty obligation on amounts owed to US Bank by Ajay. See Note 4 to Notes to Consolidated Financial Statements. In fiscal 2001, the Company generated cash from investing activities of $3,150 from the sale of GeoFocus and $5,750 from the sale of the Company's Deerfield Beach, Florida facility. See Note 12 of Notes to Consolidated Financial Statements.

    Cash used in financing activities was $10,050 for fiscal 2001 as compared to a use of $2,718 in fiscal 2000. In fiscal 2001, net payments on debt and capital lease obligations of $14,479, and $147 of preferred stock dividends were partially offset by $4,576 of net proceeds received from the secured subordinated debentures issued in February 2001. Cash used to make payments on debt primarily were generated from the sale of the Deerfield Beach property, the sale of GeoFocus and liquidation of the inventory and collection of the receivables related to the closure of PPT.

Market Risk

    The Company may be exposed to future interest rate changes on its debt. The Company does not believe that a hypothetical 10 percent change in end of period interest rates would have a material effect on the Company's cash flow.

De-listing from the NASDAQ National Market

    The Company stock was de-listed from the NASDAQ National Market on July 2, 2001 as its net tangible assets were below the required minimum for listing on the NASDAQ National Market. The price of its common stock may be obtained on the OTC Bulletin Board.

Recent FASB Pronouncements

    In June 2000 the FASB issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Hedging Activities—an amendment of FASB Statement No.

133" ("SFAS 138"). In June 1999 the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities." ("SFAS 137") SFAS 137 is an amendment to SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" SFAS 133, as amended by SFAS 137 and 138 establishes accounting and reporting standards for all derivative instruments. SFAS 133 and 138 are effective for fiscal years beginning after June 15, 2000. The Company adopted SFAS 138 in 2001 and it did not have any material impact on the Company's financial position or results of operations.

    In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets" SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited on a prospective basis only. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of that Statement, which for the Company will be fiscal year 2002. As of September 30, 2001, the Company does not have any significant remaining goodwill. Accordingly, the Company does not expect the adoption of either SFAS 141 or SFAS 142 to have a significant impact on the financial condition or results of operations of the Company. Goodwill and other intangible amortization, including write-off's, was $4,739, $599 and $173 in 2001, 2000 and 1999, respectively.

    In June and August 2001, the FASB issued SFAS No.'s 143 and 144, "Accounting for Asset Retirement Obligations" and "Accounting for the Impairment or Disposal of long-lived Assets." Under SFAS No. 143, the fair value of a liability for an asset retirement obligation must be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 144 retains SFAS No.121's ("Accounting for the Impairment of long-lived Assets to be disposed of") fundamental provisions for the: 1) recognition and measurement of impairment of long-lived assets to be held and used; and 2) measurement of long-lived assets to be disposed of by sale. These statements are effective for the Company's fiscal year ended 2003. The Company has not performed an analysis of the effect of SFAS No. 143 or 144.

Results of Operations—Year-ended September 30, 2001 Compared to Year-ended September 30, 2000

    The Company's loss from continuing operations was $5,172 in fiscal 2001 compared to a loss of $1,548 in fiscal 2000. The most significant factor in the reduced earnings were lower sales volumes and resulting lower gross profit margins from the Company's electronic throttle controls (ETC's) for the heavy truck market. The lower gross profit margins were partially offset by reduced spending in research and development of $2,708 and lower spending on sales and administrative of $1,241. Additionally, during fiscal 2001, the Company recognized an asset impairment loss of $1,796 related to the Company's plastic injection molding business (PPT) which was shut down during the year, impairment loss of $4,366 on the goodwill and intangible assets of the Company's adjustable pedal business, and gains on sales of assets of $4,323.

    The Net loss allocable to common shareholders declined from $17,332 in fiscal 2000 to $10,698 in fiscal 2001, or an improvement of $6,634. In addition to the factors discussed above, the fiscal 2000 net loss allocable to common shareholders included $6,896 expense for a valuation allowance for previously recognized deferred income tax assets as of September 30, 2000 which may no longer be realizable due to the going concern matters discussed in Note 1 of Notes to Consolidated Financial Statements. No income tax (benefit) expense was recognized in fiscal 2001. Included in the fiscal 2000 net loss allocable to common shareholders was recognition of an expense of $5,044 for equity interest in loss of affiliate. No income or loss for equity interest in income or loss from affiliate was recognized in fiscal 2001. Net interest expense increased $1,500 due to providing for interest on certain operating liabilities, issuance costs related to the issuance of debentures in February 2001 and amortization of costs related to obtaining the additional financing.

Net Sales

    Net sales from continuing operations decreased $12,643, or 18.7% to $55,082 in the year ended September 30, 2001 compared to $67,725 during the prior period, primarily due to the closure of the PPT operations and lower unit sales volumes in the remaining portion of the Company's vehicle components segment.

    Sales in the Vehicle component business segment decreased $13,075, or 20.0% to $52,188 from sales of $65,263 in fiscal 2000. A significant factor in the decline was lower unit sales of electronic throttle controls primarily caused by the general slowdown in all of the major markets the Company's serves. Additionally, in February the management of the Company began closing the operations of PPT. Except for some completion of existing orders, PPT ceased operations on March 31, 2001. PPT sales were $4,029 in fiscal 2001, $6,117 lower than the $10,146 in fiscal 2000.

    The Electrical Components and GPS component business segment sales for fiscal 2001 were $2,894, an increase of $432 over the 2000 sales levels. Although the Company is committed to the development and production of sensors and sensor related products, sales from this segment may be significantly lower during fiscal 2002 as the Company phased out a number of its traditional electrical component products in fiscal 2001 and sold the global positioning system product line (GPS) in June 2001.

Gross Margin

    Gross Margins were $10,245, or 18.6% of sales in fiscal 2001 a reduction of $5,734 compared to the gross margin of $15,979, or 23.6% of sales in fiscal 2000. The reduced gross profit margins were primarily due to the lower overall sales levels previously discussed. Additionally, the Company's liquidity constraints during the first two quarters of the year caused disruptions in the Company's materials flow, resulting in production inefficiencies and higher shipping costs, reducing gross profit margins. The Company has not experienced any significant materials flow disruptions during the last half of fiscal 2001. The PPT operations, which were shut down earlier in the year, negatively affected gross profit margins in both fiscal 2001 and 2000. Negative operating margins on sales and costs of shutting down PPT resulted in a negative gross profit margin of $2,194 during the 6 months of operations in fiscal 2001. The negative gross profit margin in fiscal 2000 was $1,950.

Operating Expenses

    Operating expenses, excluding Loss on Impairment of Assets and Gains on the sale of Aptek land and building and Geofocus, were $13,578 for fiscal 2001 compared to $17,527 for fiscal 2000. The decrease of $3,949, or 22.5% was primarily the result of decreased research and development expenses and to a lesser degree lower selling and administrative costs. Operating expenses, excluding the gains and loss on Impairment of Assets, as a percentage of net sales, was 24.7% in fiscal 2001 and lower than the 25.9% in fiscal 2000.

    Research and development expenses decreased $2,708, to $4,005 in fiscal 2001 compared to $6,713 in fiscal 2000, a 40.3% decline. As a percent of net sales, research and development expenses decreased from 9.9% to 7.3%. This is partially due to significant expenditures and higher payroll for employees working for the Chrysler RS program in fiscal 2000. This program was cancelled late in the third quarter of fiscal 2000. Additionally, during fiscal 2000, research and development expenses increased to support new product development for the automotive and truck ETC and adjustable foot pedal products, and for development of sensor-related products for existing customers. Research and development costs were lower for these activities in fiscal 2001 as further development of the truck adjustable pedal was not pursued and the Company's strategy regarding the automotive adjustable foot has changed from providing complete adjustable pedal assemblies to the automotive manufacturer to being a supplier of components to adjustable foot pedal manufacturers, reducing the amount of research and development required.

    Fiscal 2001 administrative expenses of $8,261 were slightly lower than the $8,938 of administrative expenses incurred in fiscal 2000. As a percent of net sales, administrative expenses were 15.0% in fiscal 2001 compared to 13.2% in fiscal 2000. Lower plant administrative expenses were partially offset by higher legal and accounting costs.

    After reviewing PPT's history of operating losses and operating problems and profitability, the PPT operations have been terminated. See Note 12 of Notes to Consolidated Financial Statements. The Company has recorded an impairment loss based on the realiziability and disposition of PPT's property, plant and equipment of $1,796, net of a gain of $200 from the sale of certain fixed assets.

    In July 1999 the Company acquired the adjustable pedal business and patent rights and contributed additional working capital for product development of the Company's adjustable pedal design. As a result of capital constraints and other factors within the market, the Company has modified its strategy in the adjustable foot pedal market to focus on being a supplier of components to adjustable pedal manufacturers as opposed to our original strategy of providing complete adjustable pedal assemblies to the automotive manufacturers. The Company's current sales volume of this product is limited and as a result of the Company's change in strategic focus most likely will not achieve the sale volumes of adjustable pedals originally projected. The current level of cash flows from the adjustable pedal business does not support the realization of the carrying value of the adjustable pedal business' intangible assets. Accordingly, the Company recognized an impairment loss of $4,366 in the quarter ended March 31, 2001 for the Goodwill and other intangible assets related to this business.

    The Company also recorded gains in fiscal 2001 on the sales of land and buildings at Aptek and sale of GeoFocus of $1,837 and $2,486, respectively. These sales generated net cash of $8,900.

Interest and Other Expenses

    Interest expense increased $1,500 or 49.8%, to $4,510 in fiscal 2001 from $3,010 in fiscal 2000 due to amortization of the Secured Subordinated Debenture warrant discounts (Note 6), amortization of costs related to obtaining the additional financing and providing interest on certain operating liabilities.

Income Taxes

    An income tax benefit on the current year loss was not provided for in fiscal 2001 based on management's assessment of the ultimate realizability of any benefit provision. The income tax expense of $7,527 for fiscal 2000 was primarily the result of a valuation allowance recorded for previously recognized deferred income tax assets as of September 30, 2000, which may no longer be realizable based on management's assessment of their ultimate realizability.

Net Loss allocable to common shareholders

    Net loss allocable to common shareholders was $10,698, or $0.54 per fully diluted share in the year ended September 30, 2001 compared to $17,332, or $0.88 per fully diluted share in the year ended September 30, 2000 due to the factors described above and higher preferred dividends due primarily to a charge of $455 for change in conversion price. See Note 13 of Notes to Consolidate Financial Statements.

Results of Operations—Year-ended September 30, 2000 Compared to the Year-ended September 30, 1999

    Net sales from continuing operations increased 10.3% to $67,725 in fiscal 2000 from $61,422 in fiscal 1999 due to higher unit sales volumes in the Company's vehicle components segment.

    In fiscal 2000, loss from continuing operations was $1,548, compared to loss from continuing operations of $3,031 in fiscal 1999. The decrease in losses, totaling $1,483, was the result of $7,610 in increased cost of sales in the vehicle segment affected primarily by the plastic injection molding subsidiary, increased information technology costs, decreased absorption of overhead related to lower finished goods and work in process inventory levels, as well as the impact from product mix shifting away from higher margin ETC sales. Research and development expenses increased $3,289, selling expenses decreased $121 and administrative expenses increased $1,272. These increases were offset by $1,750 for research and development efforts in process at the date of acquisition of ProActive and $5,278 loss from the impairment of assets related to Kenco, our former Automotive Accessories segment, incurred during fiscal 1999, which are no longer applicable to fiscal 2000.

    Net loss allocable to common shareholders increased $7,197 to $17,332 in fiscal 2000 compared to net loss allocable to common shareholders of $10,135 in the prior fiscal year due to the factors described above, as well as the recognition of $5,044 expense for equity interest in loss of affiliate. The recognition of the loss was significantly increased due to the implementation of Emerging Issues Task Force Bulletin 99-10 "Percentage Used to Determine the Amount of Equity Method Losses". The net loss allocable to common shareholders also includes a $6,896 expense for a valuation allowance for previously recognized deferred income tax assets as of September 30, 2000 which may no longer be realizable due to the going concern matter discussed in Note 1 to Consolidated Financial Statements. Interest expense increased $856 due to increased bank borrowings, increased capital leases, the issuance of convertible subordinated debt in April 2000, and a decreased allocation of interest to the discontinued Agricultural Equipment Segment.

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

Gross Margin

    Gross margin from continuing operations decreased $1,105, or 6.5%, to $15,979 (23.6% of sales) compared to $17,084 (27.8% of sales) in the year ended September 30, 1999. Gross margin decreased $482 or 2.8%, in the year ended September 30, 2000 in the Vehicle Components segment due primarily to $1,133 reduction in gross margin losses in the plastic injection molding subsidiary driven by higher volume of production over which fixed costs were allocated offset by $1,741 decrease in margins in our Portland and Florida subsidiaries due to decreased absorption of overhead related to lower finished goods inventory levels, as well as the impact from product mix shifting slightly away from higher margin ETC sales. The Electrical Components and GPS segment also recognized an increase in gross margin losses of $623 to $735 compared to prior fiscal year's gross margin loss of $112.

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

    Operating expenses before the charge for acquired in-process research and development and the loss from impairment of assets increased $4,440, or 33.9%, to $17,527 for the year ended September 30, 2000 compared to $13,087 for the year ended September 30, 1999, primarily as a result of increased research and development expenses of $3,289, a decrease in selling expenses of $121, and an increase in administration expenses of $1,272. Research and development expenses increased to support new product development for the automotive and truck ETC and adjustable foot pedal products, and for development of sensor-related products and for existing customers. Research and development expenses as a percentage of net sales were 9.9% for the year ended September 30, 2000 compared to 5.6% for the year ended September 30, 1999. However, they are expected to decrease in the fiscal year ending September 30, 2001 as the focus shifts to production of automotive pedals and sensor-related products. Operating expenses before the charge for acquired in-process research and development and loss from the impairment of assets increased $4,899, or 47.8%, in the year ended September 30, 2000 in the Vehicle Components segment and decreased $459, or 16.2%, in the Electrical Components and GPS segment compared to the prior year period.

    Selling expenses were reduced $121 for the year ended September 30, 2000 compared to 1999. Selling expenses as a percent of net sales decreased to 2.8% in the year ended September 30, 2000 compared to 3.3% in the prior year.

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

Acquired In-Process Research and Development

    In connection with its acquisition of the assets of ProActive Pedals in July 1999, the Company recorded a pretax charge of $1,750 for research and development efforts in process at the date of the acquisition. See Note 18 of Notes to Consolidated Financial Statements.

    The value assigned to the in-process research and development efforts represents those efforts in process at the date of acquisition that had not reached the point where technological feasibility had been established and that had no alternative future uses. Accounting rules require that these costs be expensed as incurred. The significant projects in process at the time of the acquisition were for the development of commercially viable designs and concepts for adjustable pedal systems. The value was determined by estimating the costs to further develop the acquired in-process technology. At the time of the acquisition, the in-process technology under development was expected to be commercially viable in 2001. Expenditures to complete these projects were expected to total approximately $3.5 million. This estimate was subject to change, given the uncertainties of the development process, and no assurances can be given that deviations from these estimates will not occur. Additionally, these projects would require expenditures for additional research and development after they have reached a state of technological and commercial feasibility. As discussed above, in fiscal 2001, the Company modified its strategy in the adjustable foot pedal market and, accordingly, recorded an impairment loss of $4,366 for goodwill and other intangible assets related to this business.

Interest and Other Expenses

    Interest expense increased $856 to $3,010 in the year ended September 30, 2000 from $2,154 in the year ended September 30, 1999. The reasons for the increase were increased debt owing to a Bank, increased capital leases and a decreased allocation of interest to the discontinued Agricultural Equipment Segment. Allocation of interest to the discontinued Agricultural Equipment Segment decreased by $100 in fiscal 2000 compared to fiscal 1999 as a result of significantly decreased net assets at this segment. In addition, issuance of subordinated debt in April 2000 increased interest expense approximately $72. Allocated interest expense included in discontinued operations for the year ended September 30, 2000 and 1999 was $0 and $100, respectively.

Discontinued Operations

    The Company reported a net loss from discontinued operations of $5,611 for the year ended September 30, 1999 compared to a net loss of $4,299 for the year ended September 30, 1998. The Company adopted a plan of disposal for the Agriculture Equipment segment in late 1998. As a result, a net loss on disposal totaling $1,403 was recorded for this segment. However, during the year ended September 30, 1999, an additional net loss on disposal totaling $5,611 was recorded for the disposal of this segment. The loss in fiscal 1999 was based on events and information, which resulted in management's revised estimate of the net realizable value of the Agricultural Equipment Segment. The revised estimate was based on contract negotiations and lower than anticipated bids for portions or all of the segment.

Income Taxes

    The income tax expense of $7,527 for the year ended September 30, 2000 is primarily the result of a valuation allowance recorded for previously recognized deferred income tax assets as of September 30, 2000 which may no longer be realizable based on management's current assessment of their ultimate realizability.

Net loss allocable to common shareholders

    Net loss allocable to common shareholders was $17,332 in the year ended September 30, 2000 compared to $10,135 in the prior fiscal year due to factors described above.

Item 8. Financial Statements and Supplementary Data

Williams Controls, Inc.
Index to Consolidated Financial Statements

Page
Consolidated Balance Sheets at September 30, 2001 and 2000	21
Consolidated Statements of Shareholders' Equity (Deficit) for the years ended September 30, 2001, 2000 and 1999	22
Consolidated Statements of Operations for the years ended September 30, 2001, 2000 and 1999	23
Consolidated Statements of Comprehensive Loss for the years ended September 30, 2001, 2000 and 1999	24
Consolidated Statements of Cash Flows for the years ended September 30, 2001, 2000 and 1999	25-26
Notes to Consolidated Financial Statements	27-57
Report of Independent Public Accountants	58
See page 74 for Index to Schedules and pages 75-77 for Index to Exhibits.

Williams Controls, Inc.
Consolidated Balance Sheets
(Dollars in thousands, except share and per share information)

	September 30, 2001	September 30, 2000
ASSETS
Current Assets:
Cash and cash equivalents	$—	$30
Trade and other accounts receivable, less allowance of $379 and $508 in 2001 and 2000, respectively	8,231	11,357
Inventories, net	4,725	8,016
Prepaid and other current assets	1,222	1,158

Total current assets	14,178	20,561
Property plant and equipment, net	11,729	21,486
Investment in and note and accounts receivable from affiliate	3,065	1,615
Goodwill and intangible assets, net	36	5,165
Other assets	331	322

Total assets	$29,339	$49,149

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$9,434	$11,363
Accrued expenses	9,048	4,574
Non-refundable deposit	—	500
Current portion of long-term debt and capital leases	13,146	21,802
Convertible subordinated debt, net	2,082	2,040

Total current liabilities	33,710	40,279
Long-term debt and capital lease obligations	205	4,567
Other liabilities, primarily employee benefit obligations	6,132	3,259
Commitments and contingencies (Note 22)
Shareholders' Equity (Deficit):
Preferred stock ($.01 par value, 50,000,000 authorized; 78,400 issued and outstanding at September 30, 2001 and 2000)	1	1
Common stock ($.01 par value, 50,000,000 authorized; 19,921,114 issued and outstanding at September 30, 2001 and 2000)	199	199
Additional paid-in capital	23,069	21,744
Accumulated deficit	(30,721)	(20,023)
Other comprehensive loss-Pension liability adjustment	(2,379)	—
Treasury stock (130,200 shares at September 30, 2001 and 2000)	(377)	(377)
Note Receivable	(500)	(500)

Total shareholders' equity (deficit)	(10,708)	1,044

Total liabilities and shareholders' equity (deficit)	$29,339	$49,149

The accompanying notes are an integral part of these balance sheets.

Williams Controls, Inc.
Consolidated Statements of Shareholders' Equity (Deficit)
(Dollars in thousands)

	Issued Preferred Stock		Issued Common Stock
						Retained Earnings (Accumulated Deficit)
					Additional Paid-in Capital		Unearned ESOP Shares	Treasury Stock	Note Receivable	Pension Liability Adjustment	Shareholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance, September 30, 1998	80,000	$1	18,311,288	$183	$17,917	$7,444	$(73)	$(377)	$(500)	$(184)	$24,411
Net loss	—	—	—	—	—	(9,539)	—	—	—	—	(9,539)
Dividends on preferred stock	—	—	—	—	—	(596)	—	—	—	—	(596)
Common stock issued private placement	—	—	1,331,149	13	4,539	—	—	—	—	—	4,552
Equity issuance costs	—	—	—	—	(1,173)	—	—	—	—	—	(1,173)
Issuance of stock upon exercise of stock options	—	—	201,750	2	167	—	—	—	—	—	169
Common stock issued from conversion of preferred stock	(1,500)	—	54,541	1	(1)	—	—	—	—	—	—
Change in pension liability adjustment	—	—	—	—	—	—	—	—	—	184	184
Reduction of unallocated ESOP shares	—	—	—	—	7	—	73	—	—	—	80
Income tax benefit of non-qualified stock option exercise	—	—	—	—	118	—	—	—	—	—	118

Balance, September 30, 1999	78,500	1	19,898,728	199	21,574	(2,691)	—	(377)	(500)	—	18,206
Net loss	—	—	—	—	—	(16,744)	—	—	—	—	(16,744)
Dividends on preferred stock	—	—	—	—	—	(588)	—	—	—	—	(588)
Equity issuance costs	—	—	—	—	(33)	—	—	—	—	—	(33)
Warrants issued in connection with Convertible Subordinated debt	—	—	—	—	166	—	—	—	—	—	166
Issuance of stock upon exercise of stock options	—	—	18,750	—	37	—	—	—	—	—	37
Common stock issued from conversion of preferred stock	— (100)	— —	— 3,636	— —	— —	— —	— —	— —	— —	— —	— —

Balance, September 30, 2000	78,400	1	19,921,114	199	21,744	(20,023)	—	(377)	(500)	—	1,044
Net loss	—	—	—	—	—	(9,602)	—	—	—	—	(9,602)
Dividends on preferred stock	—	—	—	—	—	(1,096)	—	—	—	—	(1,096)
Warrants issued in connection with Subordinated debt	—	—	—	—	870	—	—	—	—	—	870
Adjustment for change in conversion price of preferred stock	—	—	—	—	455	—	—	—	—	—	455
Change in pension liability adjustment	—	—	—	—	—	—	—	—	—	(2,379)	(2,379)

Balance, September 30, 2001	78,400	$1	19,921,114	$199	$23,069	$(30,721)	$—	$(377)	$(500)	$(2,379)	$(10,708)

The accompanying notes are an integral part of these statements.

Williams Controls, Inc.
Consolidated Statements of Operations
(Dollars in thousands, except share and per share information)

	For the year ended September 30,
	2001	2000	1999
Net sales	$55,082	$67,725	$61,422
Cost of sales	44,837	51,746	44,338

Gross margin	10,245	15,979	17,084
Operating expenses (income)
Research and development	4,005	6,713	3,424
Selling	1,312	1,876	1,997
Administration	8,261	8,938	7,666
Gain on Sale of land and building—Aptek	(1,837)	—	—
Gain on sale of GeoFocus	(2,486)	—	—
Loss on impairment of assets—PPT, net	1,796	—	—
Loss on impairment of assets—ProActive	4,366	—	—
Loss on impairment of assets—Automotive Accessories	—	—	5,278
Acquired-in process research and development	—	—	1,750

Total operating expenses	15,417	17,527	20,115

Loss from continuing operations	(5,172)	(1,548)	(3,031)
Other (income) expenses:
Interest income	(3)	(231)	(343)
Interest expense	4,510	3,010	2,154
Other (income) expense	(77)	(154)	85
Equity interest in loss of affiliate	—	5,044	488

Total other expenses	4,430	7,669	2,384
Loss from continuing operations before income taxes	(9,602)	(9,217)	(5,415)
Income tax (benefit) expense	—	7,527	(1,487)

Net loss from continuing operations	(9,602)	(16,744)	(3,928)
Discontinued operations:
Net loss on disposal of the agricultural equipment segment, including $638 for operating losses during phase-out period	—	—	(5,611)

Net loss from discontinued operations	—	—	(5,611)

Net loss	(9,602)	(16,744)	(9,539)
Dividends on preferred stock	(1,096)	(588)	(596)

Net loss allocable to common shareholders	$(10,698)	$(17,332)	$(10,135)

Loss per common share from continuing operations—basic	$(0.54)	$(0.88)	$(0.24)
Loss per common share from discontinued operations—basic	—	—	(0.30)

Net loss per common share—basic	$(0.54)	$(0.88)	$(0.54)

Weighted average shares used in per share calculation—basic	19,921,114	19,788,031	18,603,057
Loss per common share from continuing operations—diluted	$(0.54)	$(0.88)	$(0.24)
Loss per common share from discontinued operations—diluted	—	—	(0.30)

Net loss per common share—diluted	$(0.54)	$(0.88)	$(0.54)

Weighted average shares used in per share calculation—diluted	19,921,114	19,788,031	18,603,057

The accompanying notes are an integral part of these statements.

Williams Controls, Inc.
Consolidated Statements of Comprehensive Loss
(Dollars in thousands)

	For the year ended September 30,
	2001	2000	1999
Net loss	$(9,602)	$(16,744)	$(9,539)
Change in pension liability adjustment	(2,379)	—	184

Comprehensive loss	$(11,981)	$(16,744)	$(9,355)

The accompanying notes are an integral part of these statements.

Williams Controls, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)

	For the year ended September 30,
	2001	2000	1999
Cash flows from operating activities:
Net loss	$(9,602)	$(16,744)	$(9,539)
Adjustments to reconcile net loss to net cash provided by continuing operations:
Loss from discontinued operations	—	—	5,611
Depreciation and amortization	3,993	3,189	2,056
Gain on sale of land and building—Aptek	(1,837)	—	—
Gain on sale of GeoFocus	(2,486)	—	—
Equity interest in loss of affiliate	—	5,044	488
Loss on impairment of assets—PPT, net	1,796	—	—
Loss on impairment of assets—ProActive	4,366	—	—
Loss on impairment of assets—Automotive Accessories	—	—	5,278
Loss on disposition of assets	122	—	—
Deferred income taxes	—	6,896	(2,565)
Acquired in-process research and development	—	—	1,750
Changes in working capital of continuing operations, net of acquisition:
Receivables	2,859	(458)	(141)
Inventories	3,231	1,819	974
Accounts payable and accrued expenses	924	2,696	3,277
Other	587	494	475

Net cash provided by operating activities of continuing operations	3,953	2,936	7,664
Cash flows from investing activities:
Investment in and loans to affiliate	(1,450)	—	(500)
Proceeds from sale of land and building	5,750	—	1,192
Proceeds from sale of GeoFocus	3,150	—	—
Investment in note receivable	—	—	(575)
Payment for acquisition of ProActive	—	—	(6,350)
Payments for property, plant and equipment	(1,583)	(2,343)	(2,948)
Other, net	200	43	—

Net cash provided by (used in) investing activities of continuing operations	6,067	(2,300)	(9,181)
Cash flows from financing activities:
Proceeds from long-term debt	—	1,800	5,592
Repayments of long-term debt and capital lease obligations	(14,479)	(5,898)	(3,987)
Net proceeds from subordinated debt	4,576	—	—
Net proceeds from issuance of convertible subordinated debt	—	1,965	—
Net proceeds from issuance of common stock for private placement and upon exercise of stock options	—	3	3,548
Preferred dividends	(147)	(588)	(596)

Net cash provided by (used in) financing activities of continuing operations	(10,050)	(2,718)	4,557
Cash flows from discontinued operations:
Proceeds from sale of Agricultural Equipment segment	—	1,460	—
Net cash used in operations	—	(1,671)	(1,998)

Net cash used in discontinued operations	—	(211)	(1,998)
Net increase (decrease) in cash and cash equivalents	(30)	(2,293)	1,042
Cash and cash equivalents at beginning of period	30	2,323	1,281

Cash and cash equivalents at end of period	$—	$30	$2,323

Supplemental disclosure of cash flow information:
Interest paid	$3,556	$2,677	$1,993
Income taxes paid	$—	$122	$503

Williams Controls, Inc.
Consolidated Statements of Cash Flows (Continued)
(Dollars in thousands)

	For the year ended September 30,
	2001	2000	1999
Supplemental disclosure of non-cash investing and financing objectives:
Capital lease for equipment	$—	$458	$1,819
Dividends accrued not paid	494	—	—
Dividends for implied return on preferred stock	455	—	—
Debt issuance cost from warrants issued	57	56	—
Debt discount from warrants issued	813	110	—
Debt issued in lieu of underwriting fee	—	140	—
Debt modification fee accrued	300	—	—
Settlement of PPT capital leases and reduction in related equipment	2,832	—	—
Additional pension liability	2,588	—	—
Assumption of debt related to ProActive Pedal acquisition	—	—	286
Equity issuance costs from warrants issued	—	—	1,118
Extinquishment of Note Receivable related to building/land re-purchase	—	—	3,200
Extinquishment of capital lease obligations related to building/land re-purchase	—	—	4,600
Income tax benefit of stock options	—	—	118

The accompanying notes are an integral part of these statements.

Notes to Consolidated Financial Statements
Years Ended September 30, 2001, 2000 and 1999
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

    Premier Plastic Technologies, Inc.:  Manufactures plastic components for the automotive industry. This operation was closed in March, 2001. See Note 12 of Notes to Consolidated Financial Statements.

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

    GeoFocus, Inc.:  Developed train tracking and cyber-farming systems using global positioning systems ("GPS") and geographical information systems ("GIS"). This operation was sold in June 2001. See Note 12 of Notes to Consolidated Financial Statements.

Agricultural Equipment

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

Current Events

Going Concern Matters

    The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements during the years ended September 30, 2001, 2000 and 1999, the Company incurred (losses) of ($9,602), ($16,744) and ($9,539), respectively. In addition, at September 30, 2001, essentially all of the Company's $9,434 of trade accounts payable is significantly past due, the working capital deficit was ($19,532), and the Company stockholders' equity was a deficit of $(10,708). The Company also ceased making payments of preferred stock dividends in the second quarter of fiscal 2001. Also, as described in Note 6 of Notes to Consolidated Financial Statements, the Company was not in compliance with the covenants of its credit agreement at September 30, 2001. The credit agreement with the Company's primary bank matured on July 11, 2001, and the Company has obtained extensions on this debt through June 30, 2002. As a result, the Company has classified the $6,542 owed to its primary bank as a current liability at September 30, 2001.

    During the second quarter of fiscal 2001, the Company raised $4,576, net of expenses, from a private placement of debt in February 2001. The $4,576 raised was in the form of $4,950 of secured subordinated debentures which are due March 1, 2002, bearing interest at 12% and include warrants to purchase the Company's common stock at $1.375 per share for each $2.00 of principal amounts of the debentures purchased. The Private Placement funds were used to pay down bank debt, including an over-advance from the Company's primary bank and to support the operations of the Company.

    During fiscal 2001, the Company has taken several actions to improve the financial condition of the Company, including the sale of its Deerfield Beach facility, sale of its GeoFocus operations, shutdown of non-profitable, non-essential operations, including PPT, and reductions in working capital requirements at its remaining operations. These actions together with raising $4,576 through the issuance of the $4,950 of secured subordinated debentures have reduced the Company's amount owing its primary secured lender by $13,820 and improved borrowing capacity under its credit facility over the amount available at September 30, 2000. However, due to the Company's continued working capital deficit, the Company's debts, including accounts payable and the secured subordinated debentures due March 1, 2002, and other factors as outlined herein, the Company continues to have a significant lack of liquidity. Accordingly, the Company's continuation as a going concern is dependent upon, among other things, its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms of its credit agreement, to obtain additional financing or refinancing as may be required, and ultimately to attain profitability.

    Management is pursuing alternatives to raise capital, both equity and debt and is continuing to pursue all alternatives available to it, including selling all or part of the Company to a third party.

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

Note 2. Significant Accounting Policies

Principles of Consolidation

    The consolidated financial statements include all of the accounts of Williams Controls, Inc. and its majority owned subsidiaries. All significant inter-company accounts and transactions have been eliminated.

Cash and Cash Equivalents

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

    In accordance with Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", management reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. Recoverability of these assets is determined by comparing the forecasted non-discounted net cash flows of the operation to which the assets relate, to the carrying amount of such assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell.

Goodwill and Intangible Assets

    Goodwill, which represents the excess of cost over net assets of acquired companies, is being amortized using the straight-line method over periods from 15 to 40 years. At each balance sheet date, management assesses whether there has been an impairment in the carrying value of cost in excess of net assets of businesses acquired, primarily by comparing current and projected sales, operating income and annual cash flows, on an un-discounted basis, with the related annual amortization expenses as well as considering the equity of such companies. Other intangible assets includes developed technology which is being amortized on a straight-line basis over the estimated useful life of the asset, or seven years. In addition, intangible assets include the cost of a patent license agreement, which is being amortized on a straight-line basis over the shorter of the legal or estimated useful life of the asset, which is eleven years. In fiscal 2001, the Company recorded an impairment charge of $4,366 related to the remaining carrying value of ProActive Pedals' goodwill and intangible assets. See Note 10 of Notes to Consolidated Financial Statements.

Concentration of Risk

    In the event excess cash would become available, the Company would invest a portion of its excess cash in debt instruments of financial institutions with strong credit ratings and has established guidelines relative to diversification and maturities that maintain safety and liquidity. The Company has not experienced any losses on its cash equivalents.

    The Company sells its products to customers in diversified industries worldwide; however, approximately 95% of its sales from continuing operations are to customers in the Vehicle Components segment. Approximately 59% of the Company's sales from continuing operations are electronic throttle controls ("ETC").

Sales by Customer

    For the years ended September 30, 2001, 2000 and 1999, Freightliner accounted for 18%, 23% and 27%, Navistar accounted for 12%, 12% and 15%, Volvo accounted for 9%, 6% and 8%, Evart Corporation accounted for 4%, 9% and 1%, General Motors accounted for 7%, 6% and 5% and Ford accounted for 5%, 0% and 0% of net sales from continuing operations, respectively. Approximately 16%, 15% and 20% of net sales in fiscal 2001, 2000 and 1999 respectively, were to customers outside of the United States, primarily in Canada, Mexico and Sweden, and, to a lesser extent, in Europe, South America and Australia.

Debt Issuance Costs

    Costs incurred in the issuance of debt financing are amortized over the term of the debt agreement, approximating the effective interest method.

Revenue Recognition

    The Company recognizes revenue upon shipment, when title passes to the customer.

Product Warranty

    The Company provides a warranty covering defects arising from products sold. The warranty is limited to a specified time period, mileage or hours of use, and varies by product and application. The Company has provided a reserve, which in the opinion of management is adequate to cover such warranty costs. During fiscal 2001, the Company had one product recall related to weld failures on certain ETC's produced for the heavy truck markets. The Company has made all required disclosures to the National Highway Traffic Safety Administration (NHTSA) and are testing, repairing or replacing the defective parts as necessary. Management estimates that the total potential units involved are no more than 15,000 units, and has recorded an accrual of $674, which represents the low end of an estimated range to complete the recall of $674 to $1,230. The Company is also seeking potential recovery of certain of these costs from one of its vendors. However, no amounts have been recorded for this potential recovery.

Research and Development Costs

    Research and development costs are expensed as incurred.

Income Taxes

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

    Following is a reconciliation of basic EPS and diluted EPS from continuing operations:

	Year Ended September 30, 2001			Year Ended September 30, 2000
	Loss	Shares	Per Share Amount	Loss	Shares	Per Share Amount
Loss from continuing operations	$(9,602)			$(16,744)
Less—Preferred stock dividends	(1,096)			(588)

Basic EPS—
Loss allocable to common shareholders	(10,698)	19,921,114	$(0.54)	(17,332)	19,788,031	$(0.88)
Effect of dilutive securities—
Stock options and warrants	—	—		—	—
Convertible preferred stock	—	—		—	—
Convertible subordinated debt	—	—		—	—

Diluted EPS—
Loss allocable to common shareholders	$(10,698)	19,921,114	$(0.54)	$(17,332)	19,788,031	$(0.88)

	Year ended September 30, 1999
	Loss	Shares	Per Share Amount
Loss from continuing operations	$(3,928)
Less—Preferred stock dividends	(596)

Basic EPS—
Loss allocable to common shareholders	(4,524)	18,603,057	$(0.24)

Effect of dilutive securities—
Stock options and warrants	—	—
Convertible preferred stock	—	—

Diluted EPS—
Loss allocable to common shareholders	$(4,524)	18,603,057	$(0.24)

    At September 30, 2001, 2000 and 1999, the Company had options and warrants covering 6,188,736, 3,690,629 and 3,548,797 shares, respectively of the Company's common stock outstanding that were not considered in the respective diluted EPS calculations since they would have been anti-dilutive. In 2001, 2000 and 1999, conversion of the preferred shares, and in 2001 and 2000, conversion of the convertible subordinated debt, would have been anti-dilutive and, therefore, was not considered in the computation of diluted earnings per share.

Fair Value of Financial Instruments

    The carrying values of the Company's current assets and liabilities approximate fair values primarily because of the short maturity of these instruments. The fair values of the Company's long-term debt approximated its carrying values because the debt is primarily variable rate debt. The fair value of preferred stock and receivables from an affiliate is not practicable to estimate due to the related party nature of the underlying transaction. The carrying value of the convertible subordinated debt, excluding the value of warrants recorded as debt discount, and approximates fair value due to its recent issuance.

Stock-Based Compensation

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

Recent FASB Pronouncements

    In June 2000 the FASB issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133" ("SFAS 138"). In June 1999 the FASB issued Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities." ("SFAS 137") SFAS 137 is an amendment to SFAS 133, "Accounting for Derivative Instruments and hedging Activities." SFAS 133, as amended by SFAS 137 and 138 establishes accounting and reporting standards for all derivative instruments. SFAS 133 and 138 are effective for fiscal years beginning after June 15, 2000. The Company adopted SFAS 138 in 2001 and it did not have any material impact on the Company's financial position or results of operations.

    In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited on a prospective basis only. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of that Statement, which for the Company will be fiscal year 2002. As of September 30, 2001, the Company does not have any significant remaining goodwill. Accordingly, the Company does not expect that the adoption of either SFAS 141 or SFAS 142 to have a significant impact on the financial condition or results of operations of the Company. Goodwill and other intangible amortization, including write-off's, was $4,739, $599 and $173 in 2001, 2000 and 1999, respectively.

    In June and August 2001, the FASB issued SFAS No.'s 143 and 144, "Accounting for Asset Retirement Obligations" and "Accounting for the Impairment or Disposal of long-lived Assets." Under SFAS 143, the fair value of a liability for an asset retirement obligation must be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS 144 retains SFAS 121's ("Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of") fundamental provisions for the: 1) recognition and measurement of impairment of long-lived assets to be held and used; and 2) measurement of long-lived assets to be disposed of by sale. These statements are effective for the Company's fiscal year ended 2003. The Company has not performed an analysis of the effect of SFAS 143 or 144.

Use of Estimates in the Preparation of Financial Statements

    The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

Management makes these estimates using the best information available at the time the estimates that are made; however, actual results could differ materially from these estimates.

Reclassifications

    Certain amounts previously reported in the 2000 and 1999 financial statements have been reclassified to conform to 2001 financial statement classifications.

Note 3. Inventories

    Inventories consist of the following at September 30:

	2001	2000
Raw material	$3,056	$6,108
Work in process	932	1,088
Finished goods	737	820

	$4,725	$8,016

    Finished goods include finished product ready for shipment. The lower overall inventory levels are due to reduced inventory levels at the Company's Portland facility and the closure of the Company's plastic injection molding business.

Note 4. Investment in and Receivables from Affiliate

    At September 30, 2001 the Company had notes and accounts receivable from Ajay Sports, Inc. ("Ajay") with a carrying value of $3,565, including a $500 note receivable, reflected as a reduction in the Company's shareholders' equity, relating to the issuance of 206,719 shares of the Company's common stock to Ajay. Ajay's current activity consists of ownership of ProGolf Discount ("Pro Golf"), a franchiser of golf equipment and accessories retail stores. During 2000 and 2001, Ajay has closed its Delavan, Wisconsin operations (Ajay Leisure Products, Inc., Palm Springs Golf Inc., and Prestige Golf Inc.), its Baxter, Tennessee operation (Leisure Life, Inc.) and its Mexicali, Mexico facility.

    The Company's note and accounts receivable from affiliate at September 30, 2001 includes a secured note receivable with a carrying amount of $2,470 and accounts receivable of $595. The Company had a guaranty obligation to advance up to $1,515 to Ajay under the terms of an inter-creditor agreement. The agreement was secured by the Company's Deerfield Beach property and the guaranty was satisfied from the proceeds of the sale of the property. The payment by the Company of the guaranty to US Bank was $1,450, and included unpaid interest and penalties, and is reflected as an increase in Investment in and notes receivable from affiliate in fiscal 2001.

    Prior to July 11, 1997, the Company had guaranteed Ajay's $13,500 credit facility and charged Ajay a fee of 1/2 of 1% per annum on the outstanding loan amount for providing this guaranty. From July 11, 1997 through June 30, 1998, the Company and Ajay had a joint and several loan obligation to a bank. On June 30, 1998, the Company restructured its investment in Ajay (the "Ajay Restructuring"). The objective of the Ajay Restructuring was to separate the Company's and Ajay's financing, eliminate Ajay's dependency on the Company for capital and provide Ajay with adequate working capital to grow its operations and improve shareholder value, which would benefit the Company. The restructuring provided Ajay three years to improve shareholder value at which time the notes receivable became due and payable. No dividends were accrued and payable on the preferred stock through July 31, 2001. The preferred stock dividend rate increased to an annual rate of 17% beginning August 1, 2001 and 24% effective August 1, 2002, rates which the Company intended would require Ajay to raise capital from new sources to redeem the preferred stock. The Company has not recognized any preferred dividend income from Ajay.

    As a result of the Ajay Restructuring, the bank provided separate loan facilities to the Company and Ajay. As consideration to the bank for the separate loan facilities, the Company provided Ajay

$2,000 in additional capital during fiscal 1998 which included the purchase of Ajay notes payable of $948 previously provided by affiliated parties of the Company, and agreed to convert $5,000 of advances to Ajay into a new cumulative convertible preferred stock. The preferred stock is convertible into 3,333,333 shares of Ajay common stock.

    The secured promissory notes bear an annual interest rate of 16% payable monthly, subject to increase based upon a calculation provided for in the agreement. In addition, Ajay agreed to pay the Company annual administrative fees of $90 and a management fee for sourcing products overseas in the amount of $80 annually for 3 years beginning July 1998. As a result of poor cash flow, Ajay has been unable to make any payments on any of these obligations to the Company since 1999.

    The Company owns 686,274 shares of common stock in Ajay, which represents approximately 16% of Ajay's outstanding common stock. In addition, the company has options to purchase 1,851,813 shares of common stock at an exercise price of $1.08. The investment is recorded on the equity method of accounting due to the common ownership of Ajay and the Company by the chairman of the Company, who is also the chairman of Ajay. For the two years ended September 30, 2000 and 1999, the Company reported losses on its investment in Ajay in the amount of $5,044 and $488 respectively. Ajay has not issued any financial statements since March 31, 2001. The Company has not recognized an equity interest in income (loss) of affiliate in fiscal 2001 since current financial information of Ajay is not available. Based on Ajay's financials through March 31, 2001, management would not expect any income (loss) to be material.

    During the year ended September 30, 2000, the Company applied the provisions of Emerging Issues Task Force 99-10 "Percentage Used to Determine the Amount of Equity Method Losses" ("EITF 99-10") in the calculation of Equity Interest in Loss of Affiliate in the Consolidated Financial Statements. This pronouncement provides for the percentage of ownership to be determined by the liquidation order of the investment held to the total of each particular level of investment held by the investor contained in the financial statements of the investee. For the year ended September 30, 1999, the Equity Interest in Loss of Affiliate was computed utilizing the percentage of common stock ownership held by Williams in Ajay. The effect of EITF 99-10 in 2000 was to substantially increase the Company's equity interest in loss of affiliate from amounts that would have been recorded using only the percentage of common stock ownership. During 1999, the investment in Ajay common stock was reduced to zero in the Consolidated Balance Sheet as a result of the Company's equity interest in Ajay's losses since acquisition. During the year ended September 30, 2000 and 1999, the Company's investment in Ajay's preferred stock was reduced by $4,565 and $435, respectively, as a result of continuing recognition of the Company's equity interest in Ajay's losses

    Based upon the closing bid price, the market value of the investment in Ajay common shares was approximately $14 at September 30, 2001.

    Following is a summary of condensed unaudited financial information of Ajay for the twelve months ended September 30, 2000 and 1999. No current financial statements are available for the twelve months ended September 30, 2001.

	2000	1999
	(unaudited)	(unaudited)
Current assets	$2,539	$9,193
Other assets	29,093	15,243

	$31,632	$24,436

Current liabilities	$2,276	$4,949
Other liabilities	25,796	18,128
Common and preferred shareholders' equity	3,560	1,359

	$31,632	$24,436

Loss, including discontinued operations, before income tax expense (benefit)	$(9,956)	$(2,713)

    At March 31, 2001, Ajay had approximately 4,120,000 common shares outstanding. In addition to the company's options and convertible preferred stock, Ajay had outstanding preferred stock that is convertible to approximately 1,686,000 shares of Ajay common stock and outstanding options and warrants to purchase approximately 834,000 shares of Ajay common stock at prices ranging from $1.08 to $6.00 per share (unaudited).

    The Company's former chief executive officer and current Chairman of the Board, Thomas W. Itin, who is an officer and shareholder of Ajay, has guaranteed certain loans and investments made by the Company to and in Ajay. Mr. Itin has taken the position that, as a result of his retirement as President and Chief Executive officer of the Company, his guarantees of certain loans and investment in and to Ajay are no longer in effect. The Company disagrees with the position taken by Mr. Itin. Mr. Itin has filed suit in the Circuit Court for Oakland County, Michigan seeking a determination as to the enforceability of these guarantees. The Company has filed suit against Ajay and Mr. Itin in the Multnomah Circuit Court for the State of Oregon seeking payment of all amounts due from Ajay and Mr. Itin. The Company believes the guarantees of Mr. Itin are enforceable and if the Company is unable to collect amounts owed it by Ajay it will seek collection on the guarantees. Accordingly, management believes the carrying value of its investment in and receivable from Ajay of $3,565 is collectible.

Note 5. Goodwill and Intangible Assets

    At September 30, goodwill and intangible assets consist of the following:

	2001	2000
Goodwill	$2,467	$2,955
Developed technology	1,820	1,820
Patent and patent license agreement	1,439	1,439
Less impairment charge on ProActive	(4,366)	—
Less accumulated amortization	(1,324)	(1,049)

	$36	$5,165

    Amortization expense on intangible assets was $373, $599 and $173 for the years ended September 30, 2001, 2000 and 1999, respectively.

    During the third quarter of 2001, the Company recorded an impairment charge of $4,366 related to the remaining carrying value of ProActive Pedals' goodwill and intangible assets. See Note 10 of Notes to Consolidated Financial Statements.

Note 6. Financing Arrangements

    Debt—On June 30, 1998, the Company restructured its credit facility with a bank (the "Bank") to consist of a revolving credit facility of up to $16,500, a $3,100 term loan (Term Loan I) and a $2,700 real estate loan. In December 1998, the Company borrowed $2,500 under Term Loan II. In July 1999, the Company borrowed $2,500 under Term Loan III. In February 2000, the Company borrowed $1,000 as an overadvance of its credit agreement (Term Loan IV). Under the revolver, the Company can borrow up to $8,500 (pursuant to the credit agreement, as amended) based upon a borrowing base availability calculated using specified percentages of eligible accounts receivable and inventory. The advance under Term Loan II was repaid during 2000. Term Loans III and IV and a portion of Term Loan I and the Real Estate Loan were repaid in the Third Quarter of 2001 from sales of the Aptek land and building and GeoFocus. See Note 12 of Notes to Consolidated Financial Statements. The revolver bears interest at the Bank's prime rate plus 2.00% (8.00% at September 30, 2001). Term Loan I bears interest at the Bank's prime rate plus 2.25% (8.25% at September 30, 2001). The loans and the revolving credit facility matured on July 11, 2001, however subsequent to the Company's fiscal year end, the Company has obtained an extension of the credit agreement under an amended forbearance agreement until June 30, 2002. Term Loan I was being amortized over seven years with all remaining principal outstanding due at July 11, 2001; however under the amended forbearance agreement, all scheduled principal payments due subsequent to June 30, 2001 have been deferred with the due date of Term Loan I. Term Loan I plus the revolver will be due on June 30, 2002, unless extended. In connection with the amended forbearance agreement, the Company converted certain unpaid fees to the Bank to a $397 Bridge Loan, bearing interest at the Bank's prime rate plus 3.25%. This Bridge Loan is to be repaid with 18 monthly payments of $22, plus interest, beginning April 2002. All loans are secured by substantially all of the assets of the Company.

    The loan agreement prohibits payment of dividends by the Company except for the Series A Preferred dividend, and requires the Company to maintain minimum working capital of $12,000 and minimum tangible net worth, as defined, of $11,500. The loan also prohibits additional indebtedness and common stock repurchases except through the use of proceeds from stock options exercised, and restricts capital expenditures to an amount not to exceed $10,500 for the two years ended September 30, 1999 and not to exceed $2,500 annually thereafter. In addition, the loan limits incremental operating lease obligations to $600 annually. Fees under the loan agreement include an unused revolver fee of .25% and a prepayment penalty fee declining from 3% in 1998 to .5% in the year 2001 and $500 in loan accommodation fees in connection with the loan extensions granted in 2001. The prepayment fee is waived if the loan is repaid with proceeds from the sale of assets or is refinanced with an affiliate of the Bank. At September 30, 2001, the Company was not in compliance with its debt covenants with either the original loan or the amended forbearance agreement in effect at September 30, 2001 with the Bank. No waivers have been obtained and the default has not been cured, however the company has obtained an extension of the forbearance agreement until June 30, 2002. In connection with this extension, the Company will pay a $225 fee, which could be reduced to $175 if the Bridge Loan is repaid before April 1, 2002. Accordingly, all of the debt with the Bank of $6,542 has been classified as current liabilities in the accompanying Consolidated Balance Sheet at September 30, 2001.

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

    Prior to July 11, 1997, the Company had guaranteed the bank debt of Ajay with a previous lender, debt that was in default under Ajay's loan agreement. The Company and Ajay refinanced their bank debt on July 11, 1997 with the Bank under a $34,088 three-year revolving joint and several liability credit and term loan agreement. As a result of a shortfall in Ajay's available collateral, the previous lender provided bridge financing of $2,340 to Ajay under an inter-creditor agreement. The bridge loan is to be repaid from any proceeds from the sale of Kenco, the sale of other assets, including the Company's Deerfield Beach, Florida facility, from a specified percentage of future Ajay and Company cash flow and from monthly principal payments by Ajay. During the third quarter fiscal 2001, the Company repaid the final amount of the bridge loan outstanding of $1,450 from the sale of the

Company's Deerfield Beach, Florida Facility. See Note 12 of Notes to Consolidated Financial Statements.

The Company's long-term debt consists of the following at September 30:	2001	2000
Bank revolving credit facility originally due July 11, 2001, extended to June 30, 2002, balance bearing interest at a variable rate. (8.00% at September 30, 2001)	$4,548	$12,547
Bank Term Loan I, originally due July 11, 2001, extended to June 30, 2002 balance-bearing interest at a variable interest rate. (8.25% at September 30, 2001)	1,994	3,595
Bank Term Loan III, balance paid in February 2001	—	972
Bank Term Loan IV, balance paid June, 2001	—	1,000
Bank Real Estate loan, balance paid May, 2001	—	2,248
Unsecured debt, defaulted and judgment against Company granted July 12, 2001, balance currently due, judgement interest at 14%. (See Note 23 of Notes to Consolidated Financial Statements)	799	700
Real Estate loan, due October 15, 2001, Default judgement against Company granted November 2001. (See Note 23 of Notes to Consolidated Financial Statements)	417	467

	7,758	21,529
Less current portion	7,758	20,462

	$—	$1,067

    Maturities of long-term debt at September 30, 2001, reflecting debt in default as current, are as follows:

2002	$7,758
2003	—
2004	—
2005	—
2006	—
Thereafter	—

$7,758

Capital Leases

    The Company has acquired certain assets, primarily machinery and equipment, through capital leases. The leases have terms ranging from three to seven years, and are payable in monthly and quarterly installments with interest (at rates ranging from 7.5% to 10.5%).

    Future minimum lease payments under capital leases are as follows for the years ending September 30:

2002	$772
2003	86
2004	60
2005	59
Thereafter	35

Total future minimum lease payments	1,012
Less—Amount representing interest	97

Present value of future minimum lease payments	915
Less—Current portion	710

$205

    The Company's plastic injection molding operation, Premier Plastics Technology (PPT), was closed in 2001. PPT had capital and operating leases that were guaranteed by the parent, Williams Controls, Inc. As part of the closure, the Company negotiated settlements at amounts less than the original lease amounts with the lessors for complete settlement of the lease guarantees. Total amounts owing under these guarantees is $1,047, which are reflected in Accrued expenses on the accompanying balance sheet, and are due in the first and second quarters of fiscal 2002.

    During 2001, the Company incurred no additional capital leases. During 2000 and 1999, the Company incurred additional capital leases of $458 and $1,819. Capital lease obligations, including capital lease obligations at PPT, which were settled in fiscal 2001, totaled $4,840 at September 30, 2000. The current portion of capital lease obligation totaled $1,340 at September 30, 2000.

Secured Subordinated Debt

    In February 2001, the Company issued 12% secured subordinated debentures totaling $4,950, due March 1, 2002. Net proceeds to the Company after expenses were $4,576 and were used for the payment of bank debt obligations and general operating purposes. The debentures are secured by mortgages on certain real property owned by the Company, subordinate to other senior indebtedness (as defined). In addition, the Company issued to each purchaser of debentures a three year warrant to purchase common stock of the Company, par value $0.01 per share at $1.375 per share for each $2.00 of principal amount of debentures purchased. The Company also issued the placement agent a three year warrant to purchase shares of the Company's common stock equal to 7.0% of the number of warrants issued to the purchasers. The exercise price of the placement agent warrants is $1.375 per share. The fair value of the warrants issued, totaling $870, is included as "Additional Paid in Capital" within Shareholders' equity with an offset of $813 against the "Secured Subordinated Debt" for the warrants issued to debenture holders and an increase of $57 in other assets for the placement agent warrants in the accompanying Consolidated Balance Sheet. The fair value of the warrants has been allocated using relative fair value. The discount of the debentures and the debt issuance costs are being amortized using the effective interest method over the lives of the debt, which is one year. The carrying value of the subordinated debt was $4,678 at September 30, 2001 and is included in Current portion of long-term debt and capital leases on the Accompanying Consolidated Balance Sheet.

    The conversion price for the warrants issued in connection with the secured subordinated debt shall be adjusted if the Company sells or distributes common stock, options or warrants to purchase common stock of securities convertible into common stock at a price below the conversion price of the warrants issued in connection with the secured subordinated debt, subject to certain exceptions defined in the agreement. The formula for adjustment is as defined in the agreement.

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

    In the event of default by the Company on any debt agreement in excess of $250,000, a holder or holders owning 15% or more of the convertible subordinated debt may, at their option, declare the principal and accrued interest due and payable immediately. No individual holder of the convertible subordinated debt owns 15% or more of the convertible subordinated debt. However, because holders of at least 15% of the convertible subordinated debt could declare a default under the convertible subordinated debt because of the default by the Company on certain of its debt payments with its primary Bank, this subordinated debt is reflected as a current liability on the accompanying Consolidated Balance Sheet.

Note 7. Patent License Agreement

    In conjunction with the acquisition in 1999 of the ProActive Pedals division of Active Tool & Manufacturing Co., Inc., (Note 18) the Company entered into a patent license agreement with a private inventor, under which the Company holds an exclusive, worldwide license for three patents covering adjustable foot pedals. The license agreement remains in effect for the life of the patents. The Company paid an initial license fee of $600 and the agreement requires yearly minimum payments of $95 to the inventor for a period of approximately ten years. The Company did not pay the required minimum payments in 2001. Accrued minimum royalties consist of the following at September 30:

	2001	2000
Minimum future royalties	$950	$950
Less imputed interest	(389)	(389)

Present value of payments	561	561
Less current portion included in accrued expenses	(68)	(34)

Long-term portion included in other liabilities	$493	$527

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

	Salaried Employees Plan		Hourly Employees Plan
	2001	2000	2001	2000
September 30, Change in benefit obligation:
Benefit obligation at beginning of year	$3,258	$3,546	$3,814	$3,732
Service cost	119	147	168	159
Interest cost	254	269	299	283
Actuarial (gain) loss	661	(560)	308	(221)
Benefits paid	(159)	(144)	(131)	(139)
Plan Amendments	51	—	—	—

Benefit obligation at end of year	$4,184	$3,258	$4,458	$3,814

	Salaried Employees Plan		Hourly Employees Plan
	2001	2000	2001	2000
September 30, Change in plan assets:
Fair value of plan assets at beginning of year	$3,355	$3,191	$3,713	$3,608
Actual return on plan assets	(821)	308	(886)	244
Benefits paid	(159)	(144)	(131)	(139)

Fair value of plan assets at end of year	$2,375	$3,355	$2,696	$3,713

Funded status	(1,809)	97	(1,762)	(101)
Unrecognized actuarial (gain) loss	1,395	(381)	1244	(272)
Unrecognized prior service cost	(37)	(102)	209	250

Net amount recognized	$(451)	$(386)	$(309)	$(123)

Amounts recognized in the Balance Sheet consist of:
Prepaid benefit cost	$—	$—	$—	$—
Accrued benefit liability	(1,600)	(386)	(1,748)	(123)
Intangible asset	—	—	209	—
Accumulated other comprehensive loss	1,149		1,230

Net amount recognized	$(451)	$(386)	$(309)	$(123)

Weighted-average assumptions as of September 30,	2001	2000	2001	2000
Discount rate	7.50%	8.00%	7.50%	8.00%
Expected return on plan assets	9.00%	9.00%	9.00%	9.00%
Rate of compensation increase	4.00%	4.00%	—	—

	Salaried Employees Plan			Hourly Employees Plan
	2001	2000	1999	2001	2000	1999
Components of net periodic benefit cost for the years ended September 30:
Service Cost	$119	$147	$103	$168	$159	$133
Interest Cost	254	269	219	299	283	251
Expected return on plan assets	(290)	(278)	(257)	(323)	(315)	(280)
Amortization of prior service cost	(12)	(12)	(12)	41	41	41
Amortization of (gain) loss	(5)	—	—	—	—	7

Net periodic benefit cost	$66	$126	$53	$185	$168	$152

    At September 30, 2001 the accumulated benefit obligation was in excess of the plan assets for both the Salaried Employees Plan and the Hourly Employees Plan. Accordingly, an additional minimum liability was recorded with an increase in other assets of $209 and other comprehensive loss of $2,379.

    The total liability of $3,348 at September 30, 2001 is included in the Consolidated Balance Sheet as follows: $317 in accrued expenses and $3,031 in other long-term liabilities. The total liability of $509 at September 30, 2000 is included in other long-term liabilities.

    The projected benefit obligation, accumulated benefit obligation and the fair value of plan assets are as follows:

	Salaried Employee Plan	Hourly Employee Plan
Projected benefit obligation	$4,184	$4,458
Accumulated benefit obligation	3,975	4,444
Fair value of plan assets	2,375	2,696

    Due to the decline in Fair value of plan assets and declining discount rate, the Company expects to recognize $764 in expense in fiscal 2002 related to the plans and make payments of $487 (including $317 from fiscal year 2001).

Note 9. Property, Plant and Equipment

    At September 30, 2001 and 2000 , property, plant and equipment consist of the following:

	2001	2000
Land and land improvements	$895	$2,545
Buildings	4,498	7,953
Machinery and equipment	13,995	16,791
Office furniture and equipment	4,903	5,109
Construction in process	1,620	3,407

	25,911	35,805
Less accumulated depreciation	(14,182)	(14,319)

	$11,729	$21,486

    Capital leases for machinery and equipment and office furniture and equipment included above were $2,497 and $5,257 at September 30, 2001 and 2000, respectively. Accumulated depreciation on capital leases was $897 and $1,092 at September 30, 2001 and 2000, respectively.

Note 10. Impairment of Assets-ProActive Adjustable Pedals and Kenco

ProActive Adjustable Pedals

    In July 1999, the Company purchased the ProActive Pedals (ProActive) division of Active Tools Manufacturing Co., Inc. ProActive is a designer and developer of patented adjustable foot pedal systems and modular pedal systems. The acquisition was accounted for using the purchase method of accounting and resulted in $1,820 being allocated to developed technology, $1,439 to a patent and patent license agreement acquired and $2,162 to goodwill, representing the excess of the purchase price over the fair value of the assets acquired and liabilities assumed.

    In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121), long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using estimated future un-discounted net cash flows of the assets.

    ProActive's current sales volumes of adjustable and modular foot pedal systems are limited to one contract that ProActive has with a third party. Additionally, as a result of the Company's overall capital constraints, the Company does not possess the financial resources to further develop additional sales volumes or to achieve the sales volumes originally projected for ProActive. Further, as a result of the recent efforts for the sale of the Company or its operating units, limited interest in ProActive has been expressed by potential buyers.

    As a result of the above factors, management performed an analysis to measure the impairment of the long-lived assets of ProActive in accordance with SFAS 121 as of March 31, 2001. Based on management's analysis it was concluded that the un-discounted value of the projected cash flows of ProActive's current business was less than the carrying value of the assets of ProActive as of March 31, 2001. As a result of this conclusion, the Company recorded an impairment charge related to ProActive's remaining carrying value of the goodwill and intangible assets, totaling $4,366. This amount has been reflected as a separate line item within the operating expenses of the Consolidated Statements of Operations for the year ended September 30, 2001.

Kenco Automotive Accessories

    During the year ended September 30, 1999 the Company recognized a $5,278 loss from the impairment of assets related to Kenco, the Company's former Automotive Accessories segment, consisting of the following items:

Impairment of non-voting preferred stock and notes and accounts receivable	$4,655
Impairment of property	623

Total loss from impairment of assets	$5,278

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

    In addition, the Company recorded an impairment loss related to certain property retained from the Kenco sale. The majority of the impairment loss for property related to the sale in July 1999 of a building and land that were being leased by KPI from the Company. This property was sold, and after retiring $891 of debt secured by the property, resulted in cash proceeds of $1,192. The proceeds to the Company, after deducting approximately $692 of expenses to assist in the relocation of KPI and to ready the building for sale were paid to a previous lender, on behalf of an affiliated company, under the terms of an intercreditor agreement. The loss on the sale of land and building, which has been recorded in loss from impairment of assets, is $528.

Note 11. Income Tax Expense (Benefit)

    The provision for income tax expense (benefit) is as follows for the years ended September 30:

	2001	2000	1999
Continuing operations:
Current	$—	$631	$1,078
Deferred	—	6,896	(2,565)

	—	7,527	(1,487)
Discontinued operations	—	—	(3,189)

	$—	$7,527	$(4,676)

    The reconciliation between the effective tax rate and the statutory federal tax rate on loss from continuing operations as a percent is as follows:

	2001	2000	1999
(Benefit) Provision
Statutory federal income tax rate	(34.0)	(34.0)	(34.0)
State taxes, net of federal income tax benefit	(4.0)	(4.0)	(4.0)
Effect of change in valuation allowance	38.0	119.7	8.8
Other	—	—	1.7

	—	81.7	(27.5)

    At September 30, 2001 and 2000 the Company has recorded a full valuation allowance on all of its net deferred tax assets due to the uncertainty regarding their realization.

    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 2001 and 2000 are as follows:

	2001	2000
Deferred tax assets:
Inventories, due to obsolescence reserve and additional costs inventoried for tax purposes pursuant to the Tax Reform Act of 1986	$428	$394
Warranty reserves	589	307
Accrual for compensated absences	240	177
Accrual for retiree medical benefits	1,000	856
Accounts receivable reserves	443	361
Estimated loss from writedown of assets of PPT and ProActive	2,064	—
Estimated loss on disposal of agriculture equipment segment	151	2,522
Equity interest in loss on affiliate	2,642	2,642
Tax gain on sale/leaseback	628	628
In-process research and development	582	627
Accrued other reserves	537	263
Pension plan comprehensive loss adjustment	913	—
Federal net operating loss carryforwards	5,591	2,280
State net operating loss carryforwards	1,565	2,245

Total deferred tax assets	17,373	13,302
Less valuation allowance	(15,195)	(11,356)

Deferred tax assets, net of valuation allowance	2,178	1,946

Deferred tax liabilities:
Plant and equipment, principally due to differences in depreciation and amortization	2,178	1,946

Net deferred income tax assets	$—	$—

Current deferred income tax assets	$2,352	$4,024
Long-term deferred income tax assets	15,021	9,278
Long-term deferred income tax liabilities	(2,178)	(1,946)
Valuation allowance	(15,195)	(11,356)

	$—	$—

    At September 30, 2001, the Company has approximately $14,600 of federal net operating loss carryforwards, which are available to the Company and expire through 2020. At September 30, 2001, the Company has approximately $31,800 of state net operating loss carryforwards, which are available to the Company in certain state tax jurisdictions and expire in 2007 through 2015.

Note 12. Dispositions

PPT

    In July 2000, the Company entered into an agreement to sell PPT, its plastic injection-molding subsidiary, subject to certain conditions. This transaction was not consummated and was terminated. As a result of the inability to sell PPT and after reviewing PPT's history of operating problems, workforce levels and profitability, PPT operations were terminated in the second quarter of fiscal 2001. PPT's assets have been liquidated and a $1,796 loss on the disposition of the PPT assets, net of a $200 gain on the sale of certain leased assets, has been recorded in fiscal 2001. Net sales and loss from operations of PPT, excluding the loss on disposition of assets, were $4,029 and $(3,101), respectively, for fiscal 2001 and $10,146 and $(3,638), respectively, in fiscal 2000.

GeoFocus

    The Company sold its GPS equipment subsidiary, Geofocus, in the quarter ended June 30, 2001. The sale price was $3,500, including net cash proceeds of $3,150. Proceeds from the sale were used to pay down secured bank debt. The gain recognized on the sale of Geofocus was $2,486. Excluding the gain on the sale, net sales and loss of GeoFocus were $807 and $(859), respectively, for fiscal 2001 and $737 and $(688), respectively, for fiscal 2000.

Sale of Aptek Land and Building and Guarantee of Affiliate Debt

    The Company sold its manufacturing facility in Deerfield Beach, Florida during the third quarter 2001 for cash proceeds of $5,750. Proceeds were used to pay off the real estate term loan with the Bank, and pay down other Bank debt in accordance with the terms of the agreement. Additionally, the Company had an obligation under an inter-creditor agreement with Ajay to advance, or to guaranty a loan from United States National Bank (US Bank) to Ajay up to $1,515. The guaranty obligation was secured by the Company's Deerfield Beach, Florida property. Upon the sale of the Deerfield Beach property, US Bank exercised its rights under the Company's guaranty of the debt of Ajay. The guaranty was fully satisfied from the proceeds of the sale of the Deerfield Beach property. The payment by the Company of the guaranty to US Bank was $1,450, including unpaid interest and penalties, and is reflected as an increase in the investment in notes receivable from affiliate. The gain on the sale was $1,837.

    The Company is currently in the process of consolidating its Aptek operations in Sarasota, Florida. Currently, these operations are located in Deerfield Beach, Florida and Sarasota, Florida. As part of the consolidation process, the Company sold its Deerfield Beach facility in fiscal 2001 and is leasing the existing space until the consolidation is completed, which is expected in January, 2002.

Note 13. Shareholders' Equity

Common Stock

    In July 1999, the Company completed a private placement of 1,244,065 shares of common stock of the Company and received net proceeds of $3,379. In addition, 87,084 shares of the Company's common stock were issued in lieu of the underwriting fee, for a total of 1,331,149 shares issued in conjunction with the offering. For every share issued in the private placement, the purchasing shareholders received warrants to purchase .35 common shares or 465,902 additional shares of common stock, at $3.125 per share. In addition, the placement agent received warrants for 7% of the 1,244,065 shares issued, or 87,084 warrants at $3.125 per common share plus for every share issued to the placement agent, the placement agent received warrants to purchase .35 common shares, or 30,480 additional shares of common stock, at $3.30 per share. The warrants issued may be exercised at any time through July, 2004. The fair value of such warrants and the shares in lieu of the underwriting fee, totaling $1,118, is included in "Common stock issued in private placement" with a corresponding charge to "Equity issuance costs" in the accompanying Consolidated Statements of Shareholders' Equity.

Preferred Stock

    In April 1998, the Company completed a private placement of 80,000 shares of Series A convertible redeemable preferred stock at $100 per share, or $8,000 in gross proceeds and received net proceeds of $7,337. The preferred stock bears a dividend rate of 7.5%, which is payable quarterly, and was convertible at the option of the holder into 2,909,091 shares of the Company's common stock. Dividends are cumulative and have preference over other equity distributions. The preferred stock conversion price shall be adjusted if the Company sells or distributes common stock, options or warrants to purchase common stock or securities convertible into common stock at a price below the preferred stock conversion price. The formula for adjustment is as defined in the agreement. As a result of the issuance of the convertible subordinated debt in April 2000, the preferred stock conversion price was adjusted to approximately $2.70. As a result of the issuance of the secured subordinated debt in February 2001, the preferred stock conversion price was adjusted to approximately $2.54. The revised 2001 conversion price represented a beneficial conversion feature to the holders of the preferred stock. Accordingly, the Company recorded a non-cash charge of approximately $455 for additional preferred dividends to account for the implied value of the beneficial conversion feature.

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

Stock Options and Warrants

    The Company had issued stock options and warrants at exercise prices ranging from $.41—$3.63 per share, the market value at the date of issuance. All remaining unexercised options and warrants under this plan expired in fiscal 2000. The stock option activity during the periods indicated is as follows:

	Shares Subject to Options	Option Prices
Outstanding at September 30, 1998	190,000	$0.41-3.63
Exercised	(150,000)	0.41
Cancelled	(10,000)	—

Outstanding at September 30, 1999	30,000	3.63
Cancelled	(30,000)	3.63

Outstanding at September 30, 2000 and 2001	—	$—

    The Company currently has two qualified stock option plans. The Company adopted the 1993 Stock Option Plan ("the 1993 Plan") which reserves an aggregate of 1,500,000 shares of the Company's common stock for the issuance of stock options which may be granted to employees, officers and directors of and consultants to the Company. Under the terms of the 1993 Plan, the Company may grant "incentive stock options" or "non-qualified options" at not less than the fair market value on the date of grant. Options granted under the 1993 Plan are exercisable as to 25 percent of the shares covered thereby commencing six months after the earlier of the date of grant or the date of employment, and as to an additional 25%, cumulatively, on the first, second and third anniversaries of the date of grant, and expire ten years after the date of grant. In each of January, 1998 and in

February, 1999, the Company reserved an additional 1,500,000 shares of the Company's common stock for the issuance of stock options under the 1993 Plan. At September 30, 2001 and 2000, the Company had 2,250,280 and 1,984,393 shares, respectively, available for future grants.

    Stock option activity during the periods indicated under the 1993 Plan is as follows:

	Shares Available for Grant	Shares Subject to Options	Option Prices
Outstanding at September 30, 1998	822,213	2,177,787	$1.94–3.63
Additional shares reserved	1,500,000	—	—
Granted	(744,000)	744,000	2.06–3.00
Exercised	—	(51,750)	1.94–2.50
Canceled	137,862	(137,862)	1.94–3.63

Outstanding at September 30, 1999	1,716,075	2,732,175	1.94–3.00
Granted	(64,000)	64,000	1.50–2.50
Exercised	—	(18,750)	1.94
Canceled	332,318	(332,318)	1.94–3.00

Outstanding at September 30, 2000	1,984,393	2,445,107	1.50–3.00
Granted	—	—
Exercised	—	—
Canceled	265,887	(265,887)	1.50–3.23

Outstanding at September 30, 2001	2,250,280	2,179,220	$1.94–3.00

    During 1996 the shareholders of the Company approved a stock option plan which reserves an aggregate of 200,000 shares of the Company's stock for non-employee Directors of the Company (the "1995 Plan"). The 1995 Plan provides for automatic granting of 10,000 options to each non-employee director of the Company at a price equal to the market value on the date of grant which is the date of the annual shareholders' meeting each year, exercisable for 10 years after the date of the grant. These options are exercisable as to 25% of the shares thereby on the date of grant and as to an additional 25%, cumulatively on the first, second and third anniversaries of the date of grant. In March 2000, the company reserved an additional 200,000 shares of the Company's common stock for the issuance of stock options under the 1995 plan. The Company made no share grants in 2001 as the Company did not hold an annual shareholders' meeting in 2001. At September 30, 2001 there were 200,000 shares available for grant under the 1995 Plan.

    Stock option activity during the periods indicated under the 1995 Plan is as follows:

	Shares Available for Grant	Shares Subject to Options	Option Prices
Outstanding at September 30, 1998	80,000	120,000	$2.44–3.66
Granted	(50,000)	50,000	2.68

Outstanding at September 30, 1999	30,000	170,000	2.44–3.66
Additional shares reserved	200,000
Granted	(30,000)	30,000	2.125

Outstanding at September 30, 2000 and 2001	200,000	200,000	$2.125–3.66

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

    The Company has elected to account for its stock-based compensation plans under APB 25; however, the company has computed, for pro forma disclosure purposes, the value of all options granted during the years ended September 30, 2000 and 1999, using the Black-Scholes option pricing model as prescribed by SFAS 123 using the following weighted average assumptions for grants. There were no option grants during the year ended September 30, 2001:

	2000	1999
Risk-free interest rate	6.40%	5.13%
Expected dividend yield	0%	0%
Expected lives	7 years	7 years
Expected volatility	53.6%	55.5%

    Using the Black-Scholes methodology, the total value of options granted during the years ended September 30, 2000 and 1999, was $133 and $1,064, respectively, which would be amortized on a pro forma basis over the vesting period of the options (typically three years). The weighted average per share fair value of options granted during the years ended September 30, 2000 and 1999, was $1.28 and $1.36, respectively. If the Company had accounted for its stock-based compensation plans in accordance with SFAS 123, the Company's net earnings (loss) and net earnings (loss) per share would approximate the pro forma disclosures below:

	Year Ended September 30, 2001		Year Ended September 30, 2000		Year Ended September 30, 1999
	As Reported	Pro Forma	As Reported	Pro Forma	As Reported	Pro Forma
Net loss allocable to common shareholders	$(10,698)	$(11,361)	$(17,332)	$(18,335)	$(10,135)	$(10,799)
Basic net loss per share	(0.54)	(0.57)	(0.88)	(0.93)	(0.54)	(0.58)
Diluted net loss per share	(0.54)	(0.57)	(0.88)	(0.93)	(0.54)	(0.58)

    The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. SFAS 123 does not apply to awards prior to the year ended September 30, 1996, and additional awards are anticipated in future years.

    The following table summarizes information about stock options outstanding at September 30, 2001:

Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at September 30, 2001	Weighted Average Remaining Contractual Life – Years	Weighted Average Exercise Price	Number of shares Exercisable at September 30, 2001	Weighted Average Exercise Price
$1.94–2.80	2,275,620	4.0	$2.28	2,088,870	$2.28
2.81–3.66	103,600	3.5	3.18	102,850	3.18

$1.94–3.66	2,379,220	4.0	$2.32	2,191,720	$2.32

    At September 30, 2000 and 1999, 2,026,995 and 1,653,987 options, respectively, were exercisable at weighted average exercise prices of $2.33 and $2.38 per share, respectively.

Note 14. Discontinued Operations

    Agriculture Equipment Segment—On May 3, 2000, the Company completed the sale of the previously discontinued Agriculture Equipment Segment operation. Proceeds at closing were $1,760 in cash and a note plus the assumption by the buyer of $200 of liabilities. In conjunction with the sale the Company has received notes for $300 at 8% interest, payable April 30, 2003. No amounts have been recorded for the notes due to the uncertainty of their collectibility. No loss in excess of that previously provided was realized as a result of the sale of the discontinued Agriculture Equipment Segment.

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

    The summarized results for the Agriculture Equipment segment for the years ended September 30 are as follows:

	2000	1999
Net sales	$3,915	$7,225

Loss from operations before allocated interest expense and income tax benefits	$—	$—
Allocated interest expense	—	—

Loss from operations before income tax benefit	—	—
Income tax benefit	—	—
Loss allocable to minority interest	—	—

Loss from operations	—	—
Loss on disposal before interest and income taxes	—	(8,700)
Allocated interest expense	—	(100)

Loss on disposal before income tax benefit	—	(8,800)
Income tax benefit	—	3,189
Loss allocable to minority interest	—	—

Loss on disposal	—	(5,611)

Total loss on discontinued operations	$—	$(5,611)

    The Company elected to allocate interest expense to discontinued operations based upon the net assets of the segment being disposed of.

Note 15. Business Segment Information

    The Company accounts for its segments under the same policies as described in the principal accounting policies footnote and in accordance with SFAS 131 "Disclosures about Segments of an Enterprise and Related Information." Inter-segment revenues and related earnings are not material. Management evaluates segment performance primarily based on revenue and operating income; therefore, other items included in pretax income, consisting primarily of interest income or expense, are not reported in segment results. Operating income is net of all corporate expenses, which are allocated based on measurable services provided to each segment or for general corporate expenses, which are allocated on a revenue and capital basis.

	2001	2000	1999
Net sales by classes of similar products from continuing operations
Vehicle Components	$52,188	$65,263	$58,136
Electrical Components and GPS	2,894	2,462	3,286

	$55,082	$67,725	$61,422

Earnings (loss) from continuing operations
Vehicle Components:
Before loss from impairment of assets, acquired in-process research and development expense and gain on sale of assets	$(212)	$1,572	$6,632
Gain on Sale of Aptek land and building	1,837	—	—
Loss from impairment of assets	(6,162)	—	(5,278)
Acquired in-process research and development expense	—	—	(1,750)

Total Vehicle Components	(4,537)	1,572	(396)
Electrical Components and GPS
Before Gain on sale of assets	(3,121)	(3,120)	(2,635)
Gain on sale of Geofocus	2,486	—	—

Total Electrical Components and GPS	(635)	(3,120)	(2,635)

Total loss from continuing operations	$(5,172)	$(1,548)	$(3,031)

Identifiable assets
Vehicle Components	$24,100	$37,999	$41,358
Electrical Components and GPS	2,052	9,081	8,992
Corporate	3,187	2,069	13,294

Total assets—continuing operations	29,339	49,149	63,644
Agricultural equipment—discontinued operations	—	—	860

Total assets	$29,339	$49,149	$64,504

Capital expenditures
Vehicle Components	$1,483	$1,094	$3,721
Electrical Components and GPS	100	1,707	1,046

Total capital expenditures—continuing operations	1,583	2,801	4,767
Agricultural equipment—discontinued operations	—	—	92

Total capital expenditures	$1,583	$2,801	$4,859

Depreciation and amortization
Vehicle Components	$3,230	$2,823	$1,652
Electrical Components and GPS	763	366	404

Total depreciation and amortization—continuing operations	3,993	3,189	2,056
Agricultural equipment—discontinued operations	—	—	92

Total depreciation and amortization	$3,993	$3,189	$2,148

    Identifiable corporate assets consist primarily of investment in an affiliated company and other assets including assets retained from the previously discontinued Agricultural Equipment segment in 2000, and deferred taxes.

    For geographic information, revenues are allocated between the United States and International, depending on whether the shipments are to customers within the United States or located outside the United States. Long-lived assets outside the United States were immaterial for all periods presented. Net sales were allocated as follows:

	Year ended September 30,
	2001	2000	1999
Canada	$2,253	$3,536	$5,493
Sweden	4,579	1,895	1,868
Mexico	1,295	1,284	2,276
Other	949	3,231	2,947

Net Sales—export	9,076	9,946	12,584
United States	46,006	57,779	48,838

	$55,082	$67,725	$61,422

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

    The following table provides information on the post retirement plan status at September 30:

Accumulated Post Retirement Benefit Obligation:	2001	2000
Retirees	$1,235	$1,185
Fully eligible active participants	1,215	778
Other active Plan participants	1,592	1,194

	4,042	3,157
Plan assets	—	—

Accumulated post retirement benefit obligation in excess of plan assets	4,042	3,157
Unrecognized gain	373	1,068
Unrecognized prior service cost	(431)	(504)
Unrecognized transition obligation	(1,376)	(1,491)

Accrued post retirement benefit cost included in other long-term liabilities in the consolidated balance sheet	$2,608	$2,230

Change in Benefit Obligation:	2001	2000
Benefit obligation at beginning of year	$3,157	$3,477
Service Cost	87	89
Interest Cost	248	264
Actuarial (gain) loss	647	(577)
Benefit payments	(97)	(96)

Benefit obligation at end of year	$4,042	$3,157

Post retirement benefits expense included the following Components for the years ended September 30:
	2001	2000	1999
Service cost	$87	$89	$92
Interest cost	248	264	239
Amortization of unrecognized net obligation at transition	140	178	190

Post retirement benefits expense	$475	$531	$521

    The assumed health care cost trend rate used in measuring the accumulated post retirement benefit obligation (APBO) ranged between 4.5%-10% in the first year, declining to 4.5%-5.0% after 8 years. The discount rate used in determining the APBO was 7.50%, 8.00% and 7.75% for the years ended September 30, 2001, 2000 and 1999, respectively.

    If the assumed medical costs trends were increased by 1%, the APBO as of September 30, 2001 would increase by $244, and the aggregate of the services and interest cost components of the net annual post retirement benefit cost would be increased by $21. If the assumed medical costs trends were decreased by 1%, the APBO as of September 30, 2001 would decrease by $390, and the aggregate of the services and interest cost components of the net annual post retirement benefit cost would be decreased by $36.

Note 18. Acquisition

    In July, 1999, the Company purchased the ProActive Pedals division of Active Tools Manufacturing Co., Inc. ProActive Pedal is a designer and developer of patented adjustable foot pedal systems and modular pedal systems. The purchase price included $5,750 in cash, plus the assumption of approximately $286 in liabilities. In addition, the Company entered into a patent license with the patent holder who required an initial payment of $600 and minimum annual royalty payments of $95 per year for ten years. Assets acquired include tooling designs, technology and patent rights on adjustable foot pedal systems, as well as designs of modular foot pedal systems. The acquisition was accounted for using the purchase method of accounting and the results of operations of ProActive have been included in the consolidated results of operations of the Company from the acquisition date. The purchase price allocation resulted in a $1,750 charge to operations for acquired in-process research and development, for the year ended September 30, 1999. The technological feasibility of the acquired technology, which has no alternative future use, had not been established prior to the purchase. The significant projects in process at the acquisition date were for the development of commercially viable designs and concepts for adjustable pedal systems. The value was determined by estimating the resulting net cash flows from such products, and discounting the net cash flows back to their present value. The discount rate included a factor that took into account the uncertainty surrounding the successful development of the acquired in-process technology. At the time of the acquisition, the in-process technology under development was expected to be commercially viable in 2001. Expenditures to complete these products were expected to total approximately $3.5 million. The allocation of the purchase price also resulted in $1,820 being allocated to developed technology, which was being amortized over a seven-year period. The excess of the purchase price over the fair value of the assets acquired and liabilities assumed of $2,162 was recorded as goodwill and was being amortized on a straight line basis over a 15 year period.

    The following unaudited proforma results of operations for the Company, for the year ended 1999 includes the results of ProActive Pedals assuming such acquisition occurred as of October 1, 1997 and includes the acquired in-process research and development charge in the period where incurred:

1999
Net sales	$63,059
Operating loss	(5,401)
Loss from continuing operations	(11,137)
Net loss per share—basic	(0.63)
Net loss per share—diluted	(0.63)

    The purchase was financed through the private placement of 1,331,149 shares of the Company's common stock with net proceeds of approximately $3,379. In addition, the Company borrowed $2,500 from its bank under a new term loan facility ("Term Loan III").

    As a result of capital limitations and other factors within the market, the Company has modified its strategy in the adjustable foot pedal market to focus on being a supplier of components to adjustable pedal manufacturers as opposed to an original strategy of providing complete adjustable pedal assemblies to the automotive manufacturers. As a result, during fiscal 2001, the Company recognized an impairment loss of $4,366 for the remaining Goodwill, Developed Technology and Patent License Agreements related to the Adjustable Pedal business.

Note 19. Sale Leaseback

    In April 1997 the Company sold its Portland, Oregon manufacturing facility in a sale-leaseback transaction for approximately $4,600. The transaction was accounted for as a financing and the capitalized lease obligations of approximately $4,600 were recorded as long-term liabilities. In April 1998, under the terms of the agreement, the Company provided a mortgage note to the purchaser in the amount of $3,200, which was reported as a note receivable at September 30, 1998. In December 1998, the Company exercised an option to repurchase the building for $4,700, consisting of cash of $1,500 and the note receivable of $3,200. Accordingly, the note receivable of $3,200 and the capital lease obligation of $4,600 were eliminated from the balance sheet at September 30, 1999. The costs associated with the building repurchase are reported in other expenses during the year ended September 30, 1999.

    The Company borrowed $2,500 from its bank under amended term loans to finance the repurchase transaction and for working capital purposes. Approximately $1,222 of the additional financing was borrowed under an amendment to the Company's existing Term Loan I, which increased the Term Loan I balance to $4,105. Term Loan I is payable in equal monthly installments of $60 with the remaining balance of $3,150 due at maturity on July 1, 2001. This term loan has been extended until June 30, 2002. Approximately $1,278 of the additional financing was provided under an amended Term Loan II payable in 18 equal monthly installments of $71, plus variable interest. Term Loan II was paid off in July 2000.

Note 20. Quarterly Data (unaudited)

2001	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Annual
Continuing operations:
Net sales	$14,979	$15,030	$12,601	$12,472	$55,082
Cost of sales	12,624	12,207	10,533	9,473	44,837

Gross margin	$2,355	$2,823	$2,068	$2,999	$10,245

Operating expenses (excluding losses & gains)	$3,788	$3,723	$3,475	$2,592	$13,578

Loss on impairment of assets—PPT	$1,996	$—	$—	$(200)	$1,796

Loss on impairment of assets—ProActive	$—	$4,366	$—	$—	$4,366

Gain on sale of land and building—Aptek	$—	$—	$(1,837)	$—	$(1,837)

Gain on sale of GeoFocus	$—	$—	$(2,486)	$—	$(2,486)

Net earnings (loss)	$(4,494)	$(6,317)	$1,784	$(575)	$(9,602)

Earnings (loss) per common share—basic	$(0.23)	$(0.35)	$0.08	$(0.04)	$(0.54)

Earnings (loss) per common share—diluted	$(0.23)	$(0.35)	$0.07	$(0.04)	$(0.54)

2000	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(1)	Annual
Continuing operations:
Net sales	$15,877	$17,596	$18,022	$16,230	$67,725
Cost of sales	11,386	13,089	13,368	13,903	51,746

Gross margin	$4,491	$4,507	$4,654	$2,327	$15,979

Operating expenses	$3,989	$4,303	$4,892	$4,343	$17,527

Net earnings (loss)	$(1,312)	$(988)	$(1,173)	$(13,271)	$(16,744)

Earnings (loss) per common share—basic	$(0.07)	$(0.06)	$(0.07)	$(0.68)	$(0.88)

Earnings (loss) per common share—diluted	$(0.07)	$(0.06)	$(0.07)	$(0.68)	$(0.88)

(1)
The fourth quarter of 2000 net loss includes a $6,896 expense for a valuation allowance for previously recognized deferred income tax assets which may no longer be realizable due to management's assessment of their ultimate realizability, $633 for the elimination of previously provided income tax benefits in the first three quarters for the year ended September 30, 2000 and changes in estimated amounts for warranty reserves.

Note 21. Related Parties

    In addition to related party transactions discussed elsewhere in the notes to the consolidated financial statements, during the year ended September 30, 2000, $94 was paid to an affiliated company, for website development and e-commerce designs. The chairman of the Company is a controlling shareholder of the affiliated company.

Note 22. Contingencies and Commitments

    The Company and its subsidiaries are involved in various lawsuits incidental to their businesses. It is the opinion of management that the ultimate outcome of these actions will not have a material effect on the Company's financial position or results of operations. See Note 4 of Notes to Consolidated Financial Statements for discussion of litigation regarding the Company's investment in Ajay.

    The Company has identified certain contaminants in the soil and groundwater of a manufacturing facility located in an industrial area, which the Company believes, was disposed of on the property by a previous property owner. The Company's environmental consulting firm has conducted tests to determine the levels of contaminants. The Company has been advised by counsel that the contamination is not a reportable condition under current statutes. In the event that remediation was required in the future, the Company would seek indemnification from the prior property owner under the terms of the asset purchase agreement. The prior property owner has advised the Company that it would dispute any liability for remediation costs. The Company believes it can enforce available claims against the prior property owner for any costs of investigation and remediation.

    All of the Company's benefit plans are currently under audit by the Department of Labor (DOL). Management is unable to determine if any liability to the Company will result from these audits. The Company is cooperating fully with the DOL in regards to these audits.

    The Company's employees engaged in manufacturing vehicle components in the Portland, Oregon facility are represented by the International Union, United Automobile Workers of America and Amalgamated Local 492. The Company's contract with its union expires in September 2002.

    The Company had a product recall in 2001. See Note 2 of Notes to Consolidated Financial Statements for further discussion of this recall.

    The Company leases certain facilities under non-cancelable operating leases. In addition, the Company leases certain equipment used in their operations. Future minimum lease payments under all non-cancelable operating leases are approximately as follows (years ending September 30):

2002	$709
2003	287
2004	93
2005	3
2006	—

Total	$1,092

    Rent expense under operating leases was $830, $749 and $463 for the years-ended September 30, 2001, 2000 and 1999, respectively.

Note 23. Subsequent Events

    Included in Current portion of long term debt and capital leases at September 30, 2001 is $1,216 related to obligations of the parent, Williams Controls, related to the discontinued Agricultural Equipment segment. See Note 14 of Notes to Consolidated Financial Statements. The $1,216 is

comprised of a $417 mortgage payable on a building of the Agricultural Equipment segment and an additional obligation to a former owner of $799.

    The building's carrying value was $0 at September 30, 2001. Subsequent to year-end the mortgage holder sold the building at auction for approximately the mortgage value and completely and fully released the Company from the mortgage. The Company will recognize a gain of $417, or $.02 per share, in the first quarter of fiscal 2002.

    Additionally, subsequent to year-end, the Company entered into a letter of intent to transfer to the prior owner all remaining machinery and inventory for a complete release of the $799 obligation. The Company's carrying value of the inventory and machinery and equipment was $0 at September 30, 2001. The Company will recognize a gain of $799, or $.04 per share, in the second quarter of fiscal 2002.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
Williams Controls, Inc.:

    We have audited the accompanying consolidated balance sheets of Williams Controls, Inc. and subsidiaries as of September 30, 2001 and 2000, and the related consolidated statements of shareholders' equity (deficit), operations, comprehensive loss, and cash flows for each of the three years in the period ended September 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Williams Controls, Inc. and subsidiaries as of September 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2001, in conformity with accounting principles generally accepted in the United States.

    The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 of Notes to Consolidated Financial Statements, the Company has suffered recurring losses from operations, is out of compliance with its debt covenants, is in default on payment of certain debt and has significant negative working capital. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ Arthur Andersen LLP

ARTHUR ANDERSEN LLP

Portland, Oregon,
January 11, 2002

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    None.

Part III
(In actual Dollars, 000 not omitted)

Item 10. Directors and Executive Officers of the Registrant

    Our directors and executive officers as of December 31, 2001 are as follows:

Name	Age	Position/Offices with Company
Thomas W. Itin	66	Chairman of the Board
H. Samuel Greenawalt	72	Director
Timothy S. Itin	42	Director
Douglas E. Hailey	39	Director
Charles G. McClure	47	Director
Thomas K. Ziegler	56	President, Chief Executive Officer
Dennis E. Bunday	51	Chief Financial Officer
Timothy J. Marker	52	Vice President of Sales and Marketing

Biographical Information:

    A description of the business experience during the past several years for each of our directors and executive officers is set forth below:

Thomas W. Itin	Director since 1988

Mr. Itin was Chairman of the Board, and Chief Executive Officer of the Company since March 1989 and a Director since inception of the Company in November 1988. In addition, Mr. Itin was elected President and Treasurer of the Company in June 1993. Mr. Itin retired as President, Chief Executive Officer and Treasurer of the Company in January 2001. Mr. Itin continues to be the Chairman of the Board of the Company. Mr. Itin serves on the Cornell University Council and is Chairman of the Technology Transfer Committee of the Council. Mr. Itin has been Chairman, President and owner of TWI International, Inc. ("TWI") since he founded that entity in 1967. TWI acts as consultant for mergers, acquisitions, financial structuring, new ventures and asset management. Mr. Itin also is the owner and principal officer of Acrodyne Corporation. In addition, Mr. Itin is Chairman of the Board and President of LBO Capital Corp. and Ajay Sports, Inc. and its subsidiaries, both of which are publicly-held corporations. Mr. Itin was awarded a Masters of Business Administration degree from New York University and received a Bachelor of Science degree from Cornell University. Mr. Itin's term as director expired in 2001, however he continues to serve as the Company did not hold an annual meeting in 2001 and no successor has been elected or appointed.

H. Samuel Greenawalt	Director since 1994

Mr. Greenawalt has served as a director of the Company and a member of the Audit Committee of the Board since March 1994. From 1987 until his retirement in June 1994, Mr. Greenawalt served as Senior Vice President, Business Development, for Michigan National Bank in Detroit, Michigan. Mr. Greenawalt continues to provide consulting services to Michigan National Bank. From 1958 to 1987, Mr. Greenawalt served in various commercial lending capacities at Michigan National Corporation. From 1954 to 1958, he was with the investment firm of McNaughton-Greenawalt Company. Since June 1993, Mr. Greenawalt has served as a director of Enercorp, Inc., a publicly traded business development company that owns approximately ten percent of the Common Stock of the Company. Mr. Greenawalt received a Bachelor of Science degree from the Wharton School of the University of

Pennsylvania, and is a graduate of the University of Wisconsin Banking School. Mr. Greenawalt's term as director expired in 2001, however he continues to serve as the Company did not hold an annual meeting in 2001 and no successor has been elected or appointed.

Douglas E. Hailey	Director since March 2001

Mr. Hailey has served as a director of the Company and a member of the Audit and Compensation Committees of the Board since March 2001. Mr. Hailey has been Vice President of the Investment Banking Division of Taglich Brothers, Inc., a New York-based full service brokerage firm that specializes in private equity placements for small public companies. Prior to joining Taglich Brothers, Mr. Hailey spent five years with Weatherly Financial Group, a small private equity firm that specialized in sponsoring leveraged buyouts. Prior to Weatherly, Mr. Hailey spent three years in structured finance lending at Heller Financial and the Bank of New York, where he completed the Professional Bank Officer Training Program in 1987. Mr. Hailey received a Bachelors degree in Business Administration from Eastern New Mexico University and an MBA in Finance from the University of Texas. Mr Hailey's term expires in 2002.

Timothy S. Itin	Director since 1994

Mr. Itin has served as a director of the Company and a member of the Audit and Compensation Committees of the Board since March 1994. Since January 1999, he has been a Partner in the investment-banking firm of Thomas Weisel Partners in San Francisco, California. From July 1998 to December 1998, he was a Principal in the investment-banking firm NationsBank Montgomery Securities, LLC, located in San Francisco, California. From January 1996 to June 1998, Mr. Itin was a Managing Director of the investment-banking firm of Volpe Brown Whelan & Company, LLC, in San Francisco. From 1991 through 1995, Mr. Itin was a Managing Director of Jensen Securities, an institutional brokerage firm located in Portland, Oregon, where he served on Jensen's management committee. From 1983 to 1991, Mr. Itin worked for Montgomery Securities in the field of institutional trading. Mr. Itin has earned the designation of Chartered Financial Analyst (CFA) and received a Bachelor of Arts degree in economics from Dartmouth College.

Charles G. McClure	Director since 1999

Mr. McClure has served as a director of the Company since February 1999. Since January 2000, he has been President and Chief Operating Officer and Director of Federal-Mogul Corporation, an automotive parts manufacturer. Prior to that he was President and a board member of Detroit Diesel Corporation, a publicly held company. From 1995 to 1997, he was President, and before that Vice President and General Manager, of the Americas Division of Johnson Controls, Inc., a publicly held company. From 1992 to 1995, he was Vice President and managing director of Johnson Controls' Automotive Systems Group's European Operations. Mr. McClure serves on the Cornell University Council and is a member of the Technology Transfer Committee of the Council. He received an MBA from the University of Michigan and a Bachelor of Science degree from Cornell University. Mr. McClure resigned from the board in November 2001.

Thomas K. Ziegler	President and Chief Executive Officer since January 2001

Mr. Ziegler was appointed President and Chief Executive Officer of the Company in January 2001, to succeed Mr. Thomas Itin, who retired from that position. Mr Ziegler was counsel to the company since 1994, assuming the position of Vice President in 1998. Since 1994, he has been President of Williams Technologies, Inc., a wholly owned subsidiary of the Company involved in research and development and technology partnering on behalf of the Company's subsidiaries. From 1989 to 1994, he was an attorney practicing patent law for the firm Dykema Gossett in Bloomfield Hills, Michigan. He received a Juris Doctor degree in Law and a Bachelor of Science degree in Electrical Engineering, both from the University of Missouri.

Dennis E. Bunday	Chief Financial Officer since January 2001

Mr. Bunday has been Chief Financial Officer of the Company since January 22, 2001 under an independent employment agreement. For the past 5 years, Mr. Bunday has provided financial management assistance to financially troubled companies. Prior to Williams, he was Vice President—Financial and Chief Financial Officer for Babler Bros., Inc., a $40 million manufacturer of pre-cast concrete products. Prior to that, he held the same positions with Quality Veneer & Lumber, Inc., and its predecessor, the Morgan Company, a $75 million producer of forest products. Prior to that he was Financial Controller and Treasurer of Pope & Talbot, Inc., New York Stock Exchange company. Mr. Bunday began his career with Arthur Andersen, LLP in Portland, Oregon as a staff accountant. Mr. Bunday received a Bachelors degree in Accounting from Washington State University.

Timothy J. Marker	Vice-President—Sales and Marketing since 1997

Mr. Marker has been Vice President, Sales and Marketing of the Company since August 1997. Prior to joining the Company, from 1996 to 1997, he was the President of Electro-Mechanical Products, a $50 million company involved in the manufacture and sale of precision switches, sensors and RFI noise suppression devices to the global automotive industry, which is a division of Alcoa Fujikura Limited. From 1989 to 1995, Mr. Marker was President of Electro-Mechanical Products, a division of Electro-Wire Products, Inc. From 1982 to 1988, Mr. Marker was Vice President of Sales/Engineering for this same company. From 1972 to 1982, Mr. Marker worked for General Motors' Packard Electric Division, where his last position was Account Manager responsible for Packard's Chevrolet Truck account with annual sales of $310 million. Mr. Marker has a Bachelor of Science degree from Purdue University. Mr. Marker left the Company December 31, 2001.

    Timothy S. Itin is the son of Thomas W. Itin. There are no other family relationships among the directors and executive officers of the Company.

Election of Directors

    The Company's Certificate of Incorporation provides for three classes of directors with staggered terms of office. Nominees of each class serve for terms of three years and until the election and qualification of their successors or until their resignation, death, disqualification or removal from office.

Board Meetings

    The Company held five telephonic board meetings during fiscal 2001 and acted via consent resolution four times.

Committees

    We have an Audit Committee, a Compensation Committee and a Nominating Committee. The Board also created a Special Review Committee in 2001 to manage the collection of the amounts owed to the Company by Ajay Sports and guaranteed by the Company's Chairman of the Board, Thomas Itin. Any board nominees are selected by the entire Board.

    AUDIT COMMITTEE. The Audit Committee monitors the preparation of quarterly, annual and other financial reports; is responsible for other matters concerning the relationship between the Company and its independent accountants; and oversees management's implementation of effective systems of internal controls. The Audit Committee held four meetings during our 2001 fiscal year.

During fiscal 2001 the Audit Committee members were Mr. Greenawalt, Mr. Timothy Itin, Mr. Hailey, and Mr. McClure.

    COMPENSATION COMMITTEE. The Compensation Committee primarily reviews and sets compensation paid to the Company's executive officers and directors and makes recommendations to the Board regarding awards under the Company's Stock Option Plans. The Compensation Committee held one meeting during fiscal 2001. During fiscal 2001 the Compensation Committee members were Mr. Hailey, Mr. Timothy Itin and Mr. McClure.

    NOMINATING COMMITTEE. The Nominating Committee primarily recommends persons to serve as directors of the Company. The Nominating Committee does not consider nominees recommended by stockholders. The Nominating Committee did not meet during 2001. During fiscal 2001 the Nominating Committee members were Mr. Timothy Itin and Mr. Greenawalt.

    SPECIAL REVIEW COMMITTEE. The Special Review Committee was created in fiscal 2001 to manage the collection of the amounts owed to the Company by Ajay and guaranteed by the Company's Chairman of the Board, Thomas Itin. The Special Review Committee held one meeting during fiscal 2001. The Special Review Committee members were Mr. Greenawalt, Mr. Timothy Itin and Mr. Hailey.

Section 16(a) Beneficial Ownership Reporting Compliance

    Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and greater than ten-percent shareholders are required by the SEC regulation to furnish the Company with copies of Section 16(a) forms they file. Based solely on review of the copies of such forms furnished to the Company, or written representations of the reporting persons, the Company has determined that all required reports were timely filed during the year except that two executive officers of the Company filed a late report on Form 3.

Meeting Attendance

    Each director attended more than 75% of the meetings of the Board of Directors, the Audit, Compensation, Nominating and Special Review Committees of which he was a member during the period in which he served, except Mr. McClure who attended 66% of the meetings.

Item 11. Executive Compensation

    The table below sets forth the compensation received by the Chief Executive Officer of the Company and other executive officers of the Company, for the past three fiscal years, who received compensation in excess of $100,000 during the fiscal year ended September 30, 2001. The Company has no restricted stock award or long-term incentive plans.

Executive Compensation

Name and Principal Position	Year	Salary ($)		Bonus ($)	Other Annual Compensation ($)		Securities Underlying Options (#)	All Other Compensation ($)
Thomas K. Ziegler Chief Executive Officer	2001 2000 1999	128,340 127,000 125,250	(3)	— — —	— — —		— — 20,000	— — —
Thomas W. Itin Former Chief Executive Officer	2001 2000 1999	50,000 200,000 200,000	(1)	— — —	150,000 — —		— — 300,000	— — —
Dennis E. Bunday Chief Financial Officer	2001 2000 1999	— — —		— — —	193,500 — —	(4)	— — —	— — —
Gerard A. Herlihy Former Chief Financial Officer	2001 2000 1999	39,750 106,260 139,402	(2)	— — —	172,158 — —	(2)	— — 75,000	— — —
Timothy J. Marker VP—Sales and Marketing	2001 2000 1999	135,000 135,000 133,605		— — —	— — —		— — 50,000	— — —

(1)
Mr. Itin retired from the positions of Chief Executive Officer, President and Treasurer of Williams Controls effective January 8, 2001, however continued as Chairman of the Board. Subsequent to Mr. Itin's retirement his base salary and certain benefits were continued pending negotiations with respect to the conditions of this severance. No material discussions have occurred. The Company ceased paying Mr. Itin's base salary and expenses, except those incurred in his capacity as a Director, effective November 15, 2001. Mr. Itin has protested this cessation of payments. The Company disputes Mr. Itin's entitlement of any amounts of compensation, except in his capacity as a Director, subsequent to January 8, 2001.

(2)
Mr. Herlihy resigned as Chief Financial Officer of Williams Controls effective November 8, 2000. His compensation included severance and various benefits.

(3)
Mr. Ziegler was appointed President and Chief Executive Officer of Williams Controls on January 8, 2001. Prior to that, Mr. Ziegler was Vice President and General Counsel.

(4)
Mr. Bunday was named Chief Financial Officer of Williams Controls effective January 22, 2001 under an independent employment agreement.

Options/SAR Grants Table

    The Company did not grant any stock options during the fiscal year ended September 30, 2001 or during the fiscal year ended September 30, 2000.

Aggregated Option Exercises and Fiscal Year-End Option Value Table

    The Table below summarizes fiscal year-end option values of the executive officers named in the Summary Compensation Table. No named executive officer acquired any shares on exercise during the fiscal year ended September 30, 2001 or during the fiscal year ended September 30, 2000.

			Securities Underlying Unexercised Options at Year End (#)		Value of In-the Money Option at Year End ($)
	# Shares Acquired on Exercise	$ Value Realized
			Exercisable	Unexercisable	Exercisable	Unexercisable
Thomas W. Itin	—	—	1,100,000	90,000	—	—
Timothy J. Marker	—	—	137,500	12,500	—	—
Thomas K. Ziegler	—	—	105,000	5,000	—	—
Dennis Bunday	—	—	—	—	—	—

Pension Plan

    Under the Company's Pension Plan, the Company is required to contribute amounts sufficient to fund specified retirement benefits for covered employees. Benefits are calculated on the basis of an employee's final average pay and length of service. Final average pay generally means the average of the employee's three highest annual compensation amounts during the last ten calendar years of employment. Compensation means taxable compensation plus any salary deferrals allowable under the Internal Revenue Code Sections 125 or 402. Compensation is limited in accordance with Internal Revenue Code Section 401(a)(17). For the 2001 calendar year, compensation considered under the plan may not exceed $170,000. Benefits are payable under normal (age 65), early (age 55 with 10 years of service) or deferred (over age 65) retirement or death. Employees who are officers or directors of the Company participate in the Pension Plan on the same basis as other employees. As a result, the only officers of the Company who is eligible for the plan is Thomas Itin and Thomas Ziegler. In general, an employee retiring under the plan will receive an annuity payable for life without any offsets. The following table sets forth estimated annual benefits as retirement under the Pension Plan for covered employees of the Company at various assumed years of service and levels of final average pay. The calculations are shown for an employee retiring at age 65 in the form of a level single life annuity to the employee. The years of credited service as computed by William Mercer, the Company's actuary, for Pension Plan purposes as of September 30, 2001 for Mr Itin is 9.0 years. Mr. Itin contends he should receive credited years for the period November 1988 through September 1992. During that time, Mr. Itin served as the Chairman of the Board and Chief Executive Officer, but received no compensation and was not reflected on the Company's records as an employee. This additional service time would increase Mr. Itin's credited years of service to 12.92 years. Mr. Itin's final average pay was $166,668. Mr. Ziegler's years of credited service is 7.1 years and his final average pay is $138,663.

Estimated Annual Retirement Benefits
(nearest $100)

	Years of Service
First Average Salary
	5	10	15	20	25	30	35
$125,000	$9,100	$18,200	$27,300	$36,400	$45,500	$54,600	$63,700
$150,000	11,200	22,300	33,500	44,700	55,800	67,000	78,200
$175,000	12,300	24,500	36,800	49,100	61,300	73,600	85,900
$200,000	12,300	24,500	36,800	49,100	61,300	73,600	85,900

Compensation of Directors

    The non-employee directors of the Company are paid an annual retainer of $2,500, $1,500 for each regular Board meeting attended in person, $500 for each telephonic Board meeting attended and $500 for each Committee meeting attended, whether in person or telephonic. No fees are paid when action is taken by unanimous written consent. The Company reimburses its directors for reasonable costs incurred to attend Board and committee meetings

    The Company has a Stock Option Plan for the non-employee directors of the Company. No grants were made under this Plan for the fiscal year ended September 30, 2001. For the fiscal year ended September 30, 2000, H. Samuel Greenawalt, Timothy S. Itin and Charles G. McClure, the non-employee directors of the Company, each received non-statutory stock options exercisable for ten years to purchase up to 10,000 shares of Common Stock for $2.125 per share. These stock options were granted at 100% of the fair market value of the Common Stock on the date of grant.

Employment Contracts, Termination of Employment and Change in Control Arrangements

    The only written employment contract with any officer is with the Company's Chief Financial Officer, Mr. Bunday. The contract is a 2 month contract effective February, 2001 and extendable in one month increments upon the mutual agreement of the Company and Mr. Bunday. Either party may terminate the contract at any time without prior notice.

    Mr. Itin contends he was employed under an employment agreement specifying an annual base compensation of $150,000 per year, increasing to $200,000 per year in fiscal 1999, which was to continue through fiscal 2002. No written agreement to this effect appears to exist. The Company disputes Mr. Itin's contention of further compensation.

Board Compensation Committee Report on Executive Compensation

    The Compensation Committee of the Board is responsible for reviewing and approving the Company's compensation policies and the compensation paid to executive officers. The Company's compensation philosophy is designed to achieve long-term growth in stockholder value. The Company's compensation policies are intended to attract, retain and motivate highly qualified executives who support a performance-oriented environment that rewards achievement based upon the Company's performance and the individual's contribution and performance. There are three main components in the Company's executive compensation program: base salary, annual bonus incentive and long-term incentive.

    Base Salary.  The base salary of each executive officer of the Company is measured against the median base pay level for positions with comparable functional responsibilities at companies with sales that are comparable in size to the Company's sales. Executive salaries are reviewed but not necessarily increased annually. Salary adjustments may be made by the Committee to recognize individual contribution and performance or to reflect an increased scope of responsibilities.

    Annual Incentive.  Annual incentive bonuses for executive officers are intended to reflect the Committee's belief that a significant portion of the annual compensation of each executive officer should be contingent upon the performance of the Company, as well as the individual contribution of each officer.

    The Company has implemented an annual incentive bonus, which provides executive officers and other key management employees the opportunity to earn annual incentive bonuses. As a pay-for-performance plan, the annual incentive bonus is intended to motivate and reward executive officers and other key employees by directly linking the amount of any cash bonus to two performance components: (1) corporate and/or operating unit financial performance (specific measurements are defined each year and threshold and payout levels are established to reflect the Company's objectives); (2) management's overall assessment of the executive officer/key employee performance. These criteria are reviewed and approved by the Committee. Under the guidelines adopted by the Committee, executive officers are eligible to receive up to 100% of their salary as an annual bonus, depending on actual earnings performance compared to target earnings goals.

    Long-Term Incentive.  The Company utilizes stock options as a long-term incentive to reward and retain employees. The Committee believes that these programs serve to link management and stockholder interest and to motivate executive officers to make long-term decisions that are in the best interest of the Company and the stockholders. The Committee also believes that executive officers and other key employees should have significant ownership of the Company stock. As a group, executive officers and directors beneficially own approximately 40.3% of the outstanding common stock. In particular, Mr. Itin, the Company's Chairman beneficially owns approximately 35.4% of the outstanding shares.

    The Committee believes that stock option grants provide an incentive that focuses the executive's attention on managing the Company from the perspective of an equity owner in the business. Stock options are granted from time-to-time, generally on an annual basis, based upon recommendations from management and the Committee. In general, stock options are exercisible over ten years and employees must be employed by the Company in order to continue to accrue time towards the Plan's three year vesting schedule. As the stock options are granted at the fair market value on the date of grant, the Company's stock options are tied to the future performance of the Company's stock and will provide value to the recipient only when the price of the Company's stock increases above the option grant price.

    It is the opinion of the Committee that the aforementioned compensation program provides features, which appropriately align the Company's executive compensation with corporate performance and the interest of its stockholders.

    Mr. Ziegler assumed the position of President and Chief Executive Officer in January 2001. For the fiscal year ended September 30, 2001, Mr. Ziegler was paid a base annual salary of $128,340. Subsequent to September 30, 2001, Mr Ziegler's salary was increased to an annual rate of $200,000, which was the same salary as the previous Chief Executive Officer, Thomas Itin. No bonus was paid to Mr. Ziegler based on the financial performance of the Company for the 2001 fiscal year and no stock options were granted.

Timothy S. Itin, Chairman
Douglas E. Hailey

Item 12. Security Ownership of Certain Beneficial Owners and Management

    The table below sets forth, as of December 31, 2001, the number of shares of Common and Preferred Stock beneficially owned by each current director and executive officer of the Company listed in the Summary Compensation Table individually, all executive officers and directors as a group and all beneficial owners of more than five percent of the Common and/or Preferred Stock. The following stockholders have sole voting and investment power with respect to their holdings unless otherwise noted.

Name & Address of Beneficial Owner	Amount of Common Stock Beneficially Owned	Percentage of Common Stock Owned*	Amount of Preferred Stock Beneficially Owned	Percentage of Preferred Stock Owned**
Thomas W. Itin (1)(2)(3) 7001 Orchard Lake Rd., Suite 424 West Bloomfield, MI 48322-3608	7,058,871	35.4	-0-	-0-
Acrodyne Corporation (4) 7001 Orchard Lake Rd., Suite 424 West Bloomfield, MI 48322-3608	1,200,000	6.0	-0-	-0-
H. Samuel Greenawalt (5) (6) 7001 Orchard Lake Rd., Suite 424 West Bloomfield, MI 48322-3608	402,500	2.1	-0-	-0-
Douglas E. Hailey (7) 1171 Maggies Way Waterbury Center, VT 05677	223,961	1.1	250	***
Timothy S. Itin (8) 1 Montgomery Street, Suite 3700 San Francisco, CA 94104	77,500	***	-0-	-0-
Thomas K. Ziegler (9) 7001 Orchard Lake Road, Suite 422 West Bloomfield, MI 48322	110,000	***	-0-	-0-
Dennis E. Bunday 14100 Southwest 72nd Ave. Portland, Oregon 97224	-0-	-0-	-0-	-0-
Timothy J. Marker (10) 42155 Merrill Street Sterling Heights, MI 48314	155,000	***	-0-	-0-
Mark E. Brady (11) Robert J. Suttman, II Ronald L. Eubel 7777 Washington Village Drive Suite 210 Dayton, OH 45459	2,436,178	12.2	16,737	20.9
E. H. Arnold (12) 625 South Fifth Avenue Lebanon, PA 17042	181,818	***	5,000	6.4

Dolphin Offshore Partners, L.P. (13) c/o Dolphin Management Inc. 129 East 17th Street New York, NY 10007	2,626,287	13.2	13,485	16.9
All executive officers and directors as a group (7 persons)	8,027,832	40.3	-0-	-0-

*
Based upon 19,921,114 shares outstanding at December 31, 2001.

**
Based upon 78,400 shares outstanding at December 31, 2001.

***
Less than one percent.

(1)
Includes 1,100,000 shares of Common Stock issuable upon exercise of presently exercisable stock options held by Mr. Itin. Also includes 4,144,600 shares of Common Stock owned by family members and affiliates of Mr. Itin, including ownership of Acrodyne Corporation and/or its affiliates, which also is reported separately in this table. TWI owns Acrodyne Corporation and TWI is owned by a Michigan co-partnership of which Mr. Itin is the sole equity owner. Also includes 58,200 shares of Common Stock held in the name of Dearborn Wheels, Inc. Mr. Itin disclaims beneficial ownership of the 58,200 shares. Also includes 402,600 shares of Common Stock owned by certain trusts for which Mr. Itin's spouse serves as trustee. Both Mr. or Mrs. Itin is a beneficiary of these trusts and they disclaim beneficial ownership of the 402,600 shares owned by the trusts. Also includes 156,719 shares of Common Stock owned by Ajay Sports, Inc. Mr. Itin is President, CEO and a director of Ajay Sports, Inc., and disclaims beneficial ownership of the 156,719 shares of Common Stock.

(2)
Includes 401,593 shares of Common Stock owned by the Company's Employee Stock Ownership Plan Trust (the "ESOP"), of which Mr. Itin is the trustee. Mr. Itin disclaims beneficial ownership of these shares, other than the 11,269 shares allocated for his benefit. Also includes 169,300 shares of Common Stock owned by the Company's Union Employees Pension Plan, of which Mr. Itin is a trustee. Mr. Itin disclaims beneficial ownership of these shares. Also includes 130,000 shares of Common Stock owned by the Company's Non-Union Employees Retirement Income Pension Plan, of which Mr. Itin is the trustee. Mr. Itin disclaims beneficial ownership of these shares. Also includes 308,865 shares of Common Stock owned by the Company's 401(k) Plan for Non-Union Employees, of which Mr. Itin is a trustee. Mr. Itin disclaims beneficial ownership of these shares except for 25,800 shares allocated for his benefit. Also includes 111,994 shares of Common Stock owned by the Company's 401(k) Plan for Union Employees, of which Mr. Itin is a trustee. Mr. Itin disclaims beneficial ownership of these shares. As a trustee, Mr. Itin shares voting and dispositive power over the securities owned by these plans.

(3)
Includes 75,000 shares of Common Stock issuable upon exercise of stock options that are exercisable within 60 days.

(4)
See Note (1) above regarding the ownership of Acrodyne Corporation. Mr. Itin may be deemed to be a beneficial owner of the shares of Common Stock owned by Acrodyne Corporation and its affiliates, and, therefore, these shares are included in the ownership reported for Mr. Itin in this table.

(5)
Includes 62,500 shares of Common Stock issuable upon exercise of presently exercisable stock options held by Mr. Greenawalt.

(6)
Includes 187,500 shares of Common Stock issuable upon exercise of presently exercisable stock options and 12,500 shares of Common Stock issuable upon exercise of stock options that are exercisable within 60 days held by Enercorp, Inc., of which Mr Greenawalt is a Director. Mr. Greenawalt disclaims beneficial ownership of these options.

(7)
Includes 9,091 shares issuable upon conversion of the 250 shares of preferred stock listed under preferred stock, 33,810 of warrants under the Company's Convertible Subordinated Debt, 21,810 of warrants under the Company's Secured Subordinated Debt and 75,787 of warrants under the Company's July 1999 common stock offering.

(8)
Includes 62,500 shares of Common Stock issuable upon exercise of presently exercisable stock options.

(9)
Includes 105,000 shares of Common Stock issuable upon exercise of presently exercisable stock options and 5,000 shares of Common Stock issuable upon exercise of stock options that are exercisable within 60 days.

(10)
Includes 137,500 shares of Common Stock issuable upon exercise of presently exercisable stock options and 12,500 shares of Common Stock issuable upon exercise of stock options that are exercisable within 60 days.

(11)
Information is based on the Schedule 13G dated December 10,2001 filed with the SEC by these individuals. The Common Stock ownership includes 608,636 shares issuable upon conversion of the 16,737 shares of preferred stock listed under preferred stock 887,500 of warrants under the Company's Secured Subordinated Debt and 168,000 of warrants under the Company's Convertible Subordinated Debt.

(12)
Information is based on the Company's records related to its sale of the preferred stock to this individual and to the Company's stock book. The Common Stock ownership includes 181,818 shares issuable upon conversion of the 5,000 shares of preferred stock listed under preferred stock.

(13)
Information is based on the Form 3 dated February 23,2001 filed with the SEC by these individuals. The common stock ownership includes 490,385 shares issuable upon conversion of the 13,485 shares of preferred stock listed under preferred stock, 1,282,091 of warrants under the Company's Secured Subordinated Debt and 61,538 of warrants under the Company's Convertible Subordinated Debt.

Item 13. Certain Relationships and Related Transactions

    At September 30, 2001 the Company had notes and accounts receivable from Ajay Sports, Inc. ("Ajay") with a carrying value of $3,565,000, including a $500,000 note receivable, reflected as a reduction in the Company's shareholders' equity, relating to the issuance of 206,719 shares of the Company's common stock to Ajay. Ajay's current activity consists of ownership of ProGolf Discount ("Pro Golf"), a franchiser of golf equipment and accessories retail stores. During 2000 and 2001, Ajay has closed its Delavan, Wisconsin operations (Ajay Leisure Products, Inc., Palm Springs Golf Inc., and Prestige Golf Inc.), its Baxter, Tennessee operation (Leisure Life, Inc.) and its Mexicali, Mexico facility.

    The Company's note and accounts receivable from affiliate at September 30, 2001 includes a secured note receivable with a carrying amount of $2,470,000 and accounts receivable of $595,000. The Company had a guaranty obligation to advance up to $1,515,000 to Ajay under the terms of an inter-creditor agreement. The agreement was secured by the Company's Deerfield Beach property and the guaranty was satisfied from the proceeds of the sale of the property. The payment by the Company of the guaranty to US Bank was $1,450,000, and included unpaid interest and penalties, and is reflected as an increase in Investment in and notes receivable from affiliate in fiscal 2001.

    Prior to July 11, 1997, the Company had guaranteed Ajay's $13,500,000 credit facility and charged Ajay a fee of 1/2 of 1% per annum on the outstanding loan amount for providing this guaranty. From July 11, 1997 through June 30, 1998, the Company and Ajay had a joint and several loan obligation to a bank. On June 30, 1998, the Company restructured its investment in Ajay (the "Ajay Restructuring"). The objective of the Ajay Restructuring was to separate the Company's and Ajay's financing, eliminate Ajay's dependency on the Company for capital and provide Ajay with adequate working capital to grow its operations and improve shareholder value, which would benefit the Company. The restructuring provided Ajay three years to improve shareholder value at which time the notes receivable became due and payable. No dividends were accrued and payable on the preferred stock through July 31, 2001. The preferred stock dividend rate increased to an annual rate of 17% beginning August 1, 2001 and 24% effective August 1, 2002, rates which the Company intended would require Ajay to raise capital from new sources to redeem the preferred stock. The Company has not recognized any preferred dividend income from Ajay.

    As a result of the Ajay Restructuring, the bank provided separate loan facilities to the Company and Ajay. As consideration to the bank for the separate loan facilities, the Company provided Ajay $2,000,000 in additional capital during fiscal 1998 which included the purchase of Ajay notes payable of $948,000 previously provided by affiliated parties of the Company, and agreed to convert $5,000,000 of advances to Ajay into a new cumulative convertible preferred stock. The preferred stock is convertible into 3,333,333 shares of Ajay common stock.

    The secured promissory notes bear an annual interest rate of 16% payable monthly, subject to increase based upon a calculation provided for in the agreement. In addition, Ajay agreed to pay the Company annual administrative fees of $90,000 and a management fee for sourcing products overseas in the amount of $80,000 annually for 3 years beginning July 1998. As a result of poor cash flow, Ajay has been unable to make any payments on any of these obligations to the Company since 1999.

    The Company owns 686,274 shares of common stock in Ajay, which represents approximately 16% of Ajay's outstanding common stock. In addition, the company has options to purchase 1,851,813 shares of common stock at an exercise price of $1.08. The investment is recorded on the equity method of accounting due to the common ownership of Ajay and the Company by the chairman of the Company, who is also the chairman of Ajay. For the two years ended September 30, 2000 and 1999, the Company reported losses on its investment in Ajay in the amount of $5,044,000 and $488,000 respectively. Ajay has not issued any financial statements since March 31, 2001. The Company has not recognized an equity interest in income (loss) of affiliate in fiscal 2001 since current financial information of Ajay is not available. Based on Ajay's financials through March 31,2001, management would not expect any income (loss) to be material.

    During the year ended September 30, 2000, the Company applied the provisions of Emerging Issues Task Force 99-10 "Percentage Used to Determine the Amount of Equity Method Losses" ("EITF 99-10") in the calculation of Equity Interest in Loss of Affiliate in the Consolidated Financial Statements. This pronouncement provides for the percentage of ownership to be determined by the liquidation order of the investment held to the total of each particular level of investment held by the investor contained in the financial statements of the investee. For the year ended September 30, 1999, the Equity Interest in Loss of Affiliate was computed utilizing the percentage of common stock ownership held by Williams in Ajay. The effect of EITF 99-10 in 2000 was to substantially increase the Company's equity interest in loss of affiliate from amounts that would have been recorded using only the percentage of common stock ownership. During 1999, the investment in Ajay common stock was reduced to zero in the Consolidated Balance Sheet as a result of the Company's equity interest in Ajay's losses since acquisition. During the year ended September 30, 2000 and 1999, the Company's investment in Ajay's preferred stock was reduced by $4,565,000 and $435,000, respectively, as a result of continuing recognition of the Company's equity interest in Ajay's losses

    Based upon the closing bid price, the market value of the investment in Ajay common shares was approximately $14,000 at September 30, 2001.

    The Company's former chief executive officer and current Chairman of the Board, Thomas W. Itin, who is an officer and shareholder of Ajay, has guaranteed certain loans and investments made by the Company to and in Ajay. Mr. Itin has taken the position that, as a result of his retirement as President and Chief Executive officer of the Company, his guarantees of certain loans and investment in and to Ajay are no longer in effect. The Company disagrees with the position taken by Mr. Itin. Mr. Itin has filed suit in the Circuit Court for Oakland County, Michigan seeking a determination as to the enforceability of these guarantees. The Company has filed suit against Ajay and Mr. Itin in the Multnomah Circuit Court for the State of Oregon seeking payment of all amounts due from Ajay and Mr. Itin.

Part IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

1.  See Exhibit Index on pages 74-76 of this Form 10-K.

2.  See Index to Financial Statements in Item 8 on page 20 of this Form 10-K.

3.  See Index to Schedules on page 73 of this Form 10-K.

4.  Reports on Form 8-K. (None)

Signatures

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLIAMS CONTROLS, INC.
Date: January 11, 2002	By	/s/ THOMAS K. ZIEGLER Thomas K. Ziegler, President, Chief Executive Officer and Chief Operating Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: January 11, 2002	By	/s/ THOMAS K. ZIEGLER Thomas K. Ziegler, Principal Executive Officer, President, Chief Executive Officer and Chief Operating Officer
Date: January 11, 2002	By	/s/ DENNIS E. BUNDAY Dennis E. Bunday, Chief Financial Officer and Principal Accounting Officer
Thomas W. Itin, Chairman of the Board
Date: January 11, 2002	By	/s/ H. SAMUEL GREENAWALT H. Samuel Greenawalt, Director
Date: January 11, 2002	By	/s/ DOUGLAS HAILEY Douglas Hailey, Director
Date: January 11, 2002	By	/s/ TIMOTHY ITIN Timothy Itin, Director

Williams Controls, Inc.

Index to Schedules

All schedules are omitted because they are not required, not applicable or the required information is given in the Consolidated Financial Statements.

Williams Controls, Inc.
Exhibit Index

Exhibit Number	Description
3.1	Certificate of Incorporation of the Registrant as amended. (Incorporated by reference to Exhibit 3.1 to the Registrant's annual report on form 10-K for the fiscal year ended September 30, 1995 (the "1995 form 10-K")
3.2
By-Laws of the Registrant. (Incorporated by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form S-18, Registration No. 33- 30601-S, as filed with the Commission on August 18, 1989 (the "1989 Form S-18")
4.1
Specimen Unit Certificate (including Specimen Certificate for shares of Common Stock and Specimen Certificate for the Warrants). (Incorporated by reference to Exhibits 1.1 and 1.2 to the Registrant's Registration Statement on Form 8-A, Commission File No. 0-18083, filed with the Commission on November 1, 1989)
4.2
Form of Placement Agent's Warrant Agreement (Incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form S-3, Registration No. 333-59397 as filed with the Commission on July 20, 1998)
10.1(a)	Indemnification Agreement for Thomas W. Itin ("Itin Indemnification Agreement"). (Incorporated by reference to Exhibit 10.9 to the 1989 Form S-18)
10.1(b)
Amendment No. 1 to Itin Indemnification Agreement. (Incorporated by reference to Exhibit 10.1(b) to the Registrant's Annual Report on form 10-K for the Fiscal Year Ended September 30, 1993 (the "1993 Form-10K")
10.1(c)	Form of Indemnification Agreement for H. Samuel Greenawalt and Timothy Itin. (Incorporated by reference to Exhibit 10.1(c) to the Registrant's 1993 Form 10-K)
10.2(a)
Credit Agreement dated July 11, 1997 among Registrant and its subsidiaries and Ajay Sports, Inc. ("Ajay") and its subsidiaries, all as borrowers, and Wells Fargo Bank, National Association, as lender (the "Credit Agreement"). (Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1997 (the "June 1997 Form 10-Q")
10.2(b)
Promissory Notes under the Credit Agreement:
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
10.4(b)	The Registrant's 1993 Stock Option Plan as amended to date. (Incorporated by reference to Exhibit 10.4(b) to the Registrant's Annual Report on Form 10-k for the Period Ended September 30,1998)
10.5
Williams/Ajay Loan and Joint Venture Implementation Agreement dated May 6, 1994, as amended by letter agreement dated April 3, 1995. (Incorporated by reference to Exhibit 10.4 to the Registrant's March 1995 Form 10-Q)
10.6(a)	Guaranty dated as of October 2, 1995 by Thomas W. Itin to the Registrant (the "Itin Guaranty"). (Incorporated by reference to Exhibit 10.9 to the Registrant's 1995 Form 10-K)
10.6(b)	Amendment One to the Itin Guaranty. (Incorporated by reference to Exhibit 10.7(b) to the Registrant's Annual Report on Form 10-K for the period ended September 30, 1997 (the "1997 Form 10-K")
10.7	Security Agreement between Ajay and its subsidiaries, as debtors, and the Registrant and its subsidiaries, as secured parties. (Incorporated by reference to Exhibit 10.8 to the 1997 Form 10-K)

10.8	Agreement, dated June 30, 1998, by and among the Registrant and Ajay Sports, Inc. and its subsidiaries (Incorporated by reference to Exhibit 10.3 to the Registrant's June 30, 1998 Form 8-K)
10.9
Asset Purchase Agreement and related Exhibits between Kenco Williams, Inc. and Kenco Products, Inc. (Incorporated by reference to exhibit 10.1 to the Registrant's current report on Form 8-K, date of report March 16, 1998)
10.10(a)
Asset Purchase Agreement dated July 28, 1999, by and between Active Tool & Manufacturing Co., Inc., and the Registrant and its subsidiary, ProActive Acquisition Corporation (Incorporated by reference to exhibit 10.10(a) to the Form 10-K for the year ended September 30, 1999)
10.10(b)
Patent License Agreement, dated July 28, 1999, by and between Edmond B. Cicotte and the Registrant and its subsidiary, ProActive Acquisition Corporation (Incorporated by reference to exhibit 10.10(b) to the Form 10-K for the year ended September 30, 1999)
10.11	Convertible Subordinated Debentures due March 31, 2003 dated April 2000. (Filed herewith)
10.11(a)	Form of Placement Agent Warrant dated April 2000 for Convertible Subordinated Debentures due March 31, 2003 (Filed herewith)
10.12	Employment agreement with Dennis Bunday, the Corporation's Chief Financial Officer dated February 2001. (Filed herewith)
10.13
Secured Subordinated Debentures dated February 2001 due March 1, 2002 (Despite repeated requests, this document was not provided to the Company by placement agent's counsel in a timely fashion to permit inclusion in the filing. This document will be filed by amendment when received.)
10.13(a)
Form of Placement Agent Warrant for Secured Subordinated Debentures dated February 2001 due March 1, 2002 (Despite repeated requests, this document was not provided to the Company by placement agent's counsel in a timely fashion to permit inclusion in the filing. This document will be filed by amendment when received.)
21.1	List of Subsidiaries. See Item 1 in this report
23	Consent of Arthur Andersen LLP (Filed herewith)

QuickLinks

Williams Controls, Inc. Index to 2001 Form 10-K
WILLIAMS CONTROLS, INC. Form 10-K
Part I (Dollar amounts in thousands, unless otherwise indicated)
  Item 1. Description of Business (Dollars in thousands)
  Item 2. Properties (Dollars in thousands)
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
Part II
  Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
  Item 6. Selected Financial Data (Dollars in thousands—except per share amounts)
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in thousands—except per share amounts)
  Item 8. Financial Statements and Supplementary Data
Williams Controls, Inc. Index to Consolidated Financial Statements
Williams Controls, Inc. Consolidated Balance Sheets (Dollars in thousands, except share and per share information)
Williams Controls, Inc. Consolidated Statements of Shareholders' Equity (Deficit) (Dollars in thousands)
Williams Controls, Inc. Consolidated Statements of Operations (Dollars in thousands, except share and per share information)
Williams Controls, Inc. Consolidated Statements of Comprehensive Loss (Dollars in thousands)
Williams Controls, Inc. Consolidated Statements of Cash Flows (Dollars in thousands)
Williams Controls, Inc. Consolidated Statements of Cash Flows (Continued) (Dollars in thousands)
Notes to Consolidated Financial Statements Years Ended September 30, 2001, 2000 and 1999 (Dollars in thousands, except share and per share amounts)
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Part III (In actual Dollars, 000 not omitted)
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
Executive Compensation
Estimated Annual Retirement Benefits (nearest $100)
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions
Part IV
  Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
Signatures
Williams Controls, Inc. Index to Schedules
Williams Controls, Inc. Exhibit Index