Form 10-Q
period 2001-12-31
WILLIAMS CONTROLS INC
filed 2002-03-04
CIK 854860

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


          [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: December 31, 2001

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

The number of shares outstanding of the registrant's common stock as of January 31, 2002: 19,928,522

                             Williams Controls, Inc.

                                      Index


                                                                           Page
                                                                          Number

Part I.  Financial Information

  Item 1.  Financial Statements

           Consolidated Balance Sheets, December 31, 2001
             (unaudited) and September 30, 2001                            1

           Unaudited Consolidated Statements of Operations,
             three months ended December 31, 2001 and 2000
             (as restated)                                                  2

           Unaudited Consolidated Statements of Cash Flows,
             three months ended December 31, 2001 and 2000
             (as restated)                                                  3

           Notes to Unaudited Consolidated Financial Statements            4-7

  Item 2.  Management's Discussion and Analysis
             of Financial Condition and Results of Operations              8-11


Part II.  Other Information

  Item 1.  Legal Proceedings                                                12

  Item 2.  Changes in Securities and Use of Proceeds                        12

  Item 3.  Defaults Upon Senior Securities                                  12

  Item 4.  Submission of Matters to a Vote of Security Holders              12

  Item 5.  Other Information                                                12

  Item 6.  Exhibits and Reports on Form 8-K                                 12

           Signature Page                                                   12

                                     Part I

Item 1.
                             Williams Controls, Inc.
                           Consolidated Balance Sheets
         (Dollars in thousands, except share and per share information)

                                                                          December 31,
                                                                              2001                 September 30,
                                                                          (unaudited)                  2001
                                                                       -------------------    ---------------------
                           ASSETS
Current Assets:
   Cash and cash equivalents                                                 $  1,069                 $       -
   Trade and other accounts receivable, less allowance of $397 and
     $379 at December 31, 2001 and September 30, 2001, respectively             6,520                     8,231
   Inventories, net                                                             5,011                     4,725
   Prepaid and other current assets                                             1,263                     1,222
                                                                       -------------------    ---------------------
     Total current assets                                                      13,863                    14,178

   Property plant and equipment, net                                           11,273                    11,729
   Investment in and note receivable from affiliate                             3,065                     3,065
   Goodwill and intangible assets, net                                             36                        36
   Other assets                                                                   459                       331
                                                                       -------------------    ---------------------
     Total assets                                                            $ 28,696                 $  29,339
                                                                       ===================    =====================

            LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
   Accounts payable                                                          $  8,922                 $   9,434
   Accrued expenses                                                             9,419                     9,048
   Current portion of long-term debt and capital leases                        13,372                    13,146
   Convertible subordinated debt, net                                           2,092                     2,082
                                                                       -------------------     --------------------
      Total current liabilities                                                33,805                    33,710

Long-term debt and capital lease obligations                                      155                       205
Other liabilities, Primarily employee benefit obligations                       6,350                     6,132

Commitments and contingencies

Shareholders' equity (deficit):
   Preferred stock ($.01 par value, 50,000,000 authorized;
      78,200 issued and outstanding at December 31, 2001
      and 78,400 at September 30, 2001)                                             1                         1
   Common stock ($.01 par value, 50,000,000 authorized;
      19,928,522 issued at December 31, 2001 and 19,921,114 at
      September 30, 2001                                                          199                       199
   Additional paid-in capital                                                  23,069                    23,069
   Accumulated deficit                                                        (31,627)                  (30,721)
   Other comprehensive loss - Pension liability adjustment                     (2,379)                   (2,379)
   Treasury stock (130,200 shares at December 31, 2001
      and September 30, 2001)                                                    (377)                     (377)
   Note receivable                                                               (500)                     (500)
                                                                       -------------------     --------------------
      Total shareholders' equity (deficit)                                    (11,614)                  (10,708)
                                                                       -------------------     --------------------

        Total liabilities and shareholders' equity (deficit)                 $ 28,696                 $  29,339
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


                             Williams Controls, Inc.
                      Consolidated Statements of Operations
         (Dollars in thousands, except share and per share information)
                                   (unaudited)


                                                Three months       Three months
                                                   Ended              Ended
                                                December 31,       December 31,
                                                    2001               2000
                                               --------------     --------------

Net sales                                         $11,419            $14,979
Cost of sales                                       8,728             12,624
                                               --------------     --------------
Gross margin                                        2,691              2,355

Operating expenses:
  Research and development                            964                945
  Selling                                             242                428
  Administration                                    1,656              2,415
  Loss on impairment of assets - PPT                    -              1,996
                                               --------------     --------------
    Total operating expenses                        2,862              5,784
                                               --------------     --------------

Loss from operations                                 (171)            (3,429)


Other (income) expenses:
   Interest expense                                   940              1,073
   Other (income) expense, net                        (29)                (8)
                                               --------------     --------------
     Total other expenses                             911              1,065
                                               --------------     --------------


Loss from continuing operations before
   income tax                                      (1,082)            (4,494)
Income tax                                              -                  -
                                               --------------     --------------

Net loss from continuing operations                (1,082)            (4,494)

Discontinued operations:
   Gain from exchange of building for debt of
   the previously discontinued agricultural
   equipment segment                                  417                  -
                                               --------------     --------------

Net loss                                             (665)            (4,494)

Dividends on preferred stock                         (241)              (147)
                                               --------------     --------------
Net loss allocable to common
  shareholders                                    $  (906)           $(4,641)
                                               ==============     ==============


Net loss per common share from continuing
   operations - basic                             $ (0.07)           $ (0.23)
Net income per common share from discontinued
   operations - basic                                0.02                  -
                                              --------------     --------------
Net loss per common share - basic                 $ (0.05)           $ (0.23)
                                              ==============     ==============
Weighted average shares used in per share
  calculation - basic                            19,926,022         19,790,914
                                               ==============     ==============

Net loss per common share from continuing
   operations - diluted                           $ (0.07)           $ (0.23)
Net income per common share from discontinued
   operations - diluted                              0.02                  -
                                               --------------     --------------
Net loss per common share - diluted               $ (0.05)           $ (0.23)
                                               ==============     ==============
Weighted  average  shares  used in per  share
   calculation - diluted                         19,926,022         19,790,914
                                               ==============     ==============





        The accompanying notes are an integral part of these statements.

                             Williams Controls, Inc.
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)


                                              Three months        Three months
                                                 Ended               Ended
                                              December 31,        December 31,
                                                  2001                2000
                                             --------------      ---------------
Cash flows from operating activities:
  Net loss                                     $   (665)            $ (4,494)
Adjustments  to reconcile net loss
  to net cash provided by operations:
      Depreciation and amortization               1,067                  967
      Gain from discontinued operations            (417)                   -
      Loss from impairment of assets                  -                1,996
Changes in working capital:
      Receivables, net                            1,711                  626
      Inventories                                  (286)                 901
      Accounts payable and accrued expenses        (382)                 564
      Other                                        (230)                 355
                                             --------------      ---------------
Net cash provided by operating activities           798                  915


Cash flows from investing activities:
  Payments for property, plant and equipment       (118)                (187)
                                             --------------      ---------------
Net cash used in investing activities              (118)                (187)


Cash flows from financing activities:
  Net borrowings (payments) of debt and lease
    obligations                                     389                 (611)
  Preferred dividends                                 -                 (147)
                                             --------------      ---------------
Net cash provided by (used in) financing
  activities                                        389                 (758)

Net increase (decrease) in cash and cash
  equivalents                                     1,069                  (30)

Cash and cash equivalents at beginning of
  period                                              -                   30
                                             --------------      ---------------
Cash and cash equivalents at end of period     $  1,069             $      -
                                             --------------      ---------------
                                             --------------      ---------------


Supplemental disclosure of cash flow
  information:
      Interest paid                            $    182             $    545
                                             --------------      ---------------
      Income taxes paid (refund)               $      -             $   (158)
                                             --------------      ---------------
Supplemental disclosure of non-cash
  investing and financing activities:
      Dividends accrued not paid               $    241             $      -
                                             --------------      ---------------




        The accompanying notes are an integral part of these statements.

                             Williams Controls, Inc.
              Notes to Unaudited Consolidated Financial Statements
                  Three Months ended December 31, 2001 and 2000
           (Dollars in thousands, except share and per share amounts)


     Cautionary Statement: This report, including these Notes to Unaudited Consolidated Financial Statements, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, those statements relating to development of new products, the financial condition of the Company, the ability to increase distribution of the Company's products, integration of businesses the Company acquires, disposition of any current business of the Company. These forward-looking statements are subject to the business and economic risks faced by the Company including, its ability to renegotiate its outstanding debt commitments and its ability to conclude a proposed equity offering, the ability of the Company to generate or obtain sufficient working capital to continue its operations. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of the factors described above and other factors described elsewhere in this report.

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

2.   Interim Consolidated Financial Statements

     The unaudited interim consolidated financial statements have been prepared by the Company and, in the opinion of management, reflect all material adjustments which are necessary to a fair statement of results for the interim periods presented. The interim results are not necessarily indicative of the results expected for the entire fiscal year. Certain information and footnote disclosures made in the last annual report on Form 10-K have been condensed or omitted for the interim consolidated statements. Certain costs are estimated for the full year and allocated to interim periods based on activity associated with the interim period. Accordingly, such costs are subject to year-end adjustment. It is the Company's opinion that, when the interim consolidated statements are read in conjunction with the September 30, 2001 annual report on Form 10-K, the disclosures are adequate to make the information presented not misleading. The interim consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

3.   Going Concern Matters

     The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At December 31, 2001, essentially all of the Company's $8,922 of trade accounts payable was significantly past due, the working capital deficit was ($19,942), and the Company stockholders' equity was a deficit of ($11,614). Additionally, in February 2001 the Company raised $4,576, net of expenses, from a private placement of debt in the form of $4,950 of secured subordinated debentures, which are due March 1, 2002, bearing interest at 12%. The interest was deferred until the maturity of the underlying notes. The Company does not anticipate it will be able to make the principal and interest payments when due on March 1, 2002. The Company also ceased making payments of preferred stock dividends in the second quarter of fiscal 2001. Also, as described in
     Note 7 of Notes to the Unaudited Consolidated Financial Statements, the Company was not in compliance with the covenants of its credit agreement with its primary bank at December 31, 2001. The credit agreement matured on July 11, 2001, and the Company has obtained extensions on this debt through June 30, 2002. As a result, the Company has classified the $7,028 owed to its primary bank as a current liability at December 31, 2001.

     To improve liquidity, the Company has entered into a letter of intent with American Industrial Partners (AIP) whereby AIP would invest approximately $10,000, less fees and expenses, into the Company pursuant to a new Series B Convertible Preferred Stock offering. See Note 8 of Notes to Unaudited Consolidated Financial Statements. Completion of the proposed financing transaction is subject to a number of conditions, including, without limitation, customary due diligence and consent to the transaction by the holders of the Company's outstanding convertible subordinated debt, secured subordinated and Series A preferred stock. Following completion of a definitive agreement and upon closing of the transaction, AIP will be entitled to hold a majority of seats on the Company's Board of Directors.


     This investment by AIP is expected to improve significantly the Company's liquidity, however no assurances can be given that this transaction, or any other transaction, will ultimately be completed. Until the transaction is completed, the Company will continue to have a significant lack of liquidity.

     The above matters continue to raise doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

4.   Comprehensive Income (Loss)

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 130, "Reporting Comprehensive Income", which requires companies to report a measure of all changes in equity except those resulting from investments by owners and distributions to owners. Total comprehensive (loss) for the three months ended December 31, 2001 and 2000 was ($665) and ($4,494), respectively, and consisted solely of net loss. As of December 31, 2001, accumulated other comprehensive loss was ($2,379) and consisted of accumulated benefit obligations in excess of the plan assets for both the Hourly Employees Pension plan and the Salaried Employees Pension Plan.

5.   Earnings (loss) per Share

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


Following is a reconciliation of basic EPS and diluted EPS from continuing operations:

                                               Three Months Ended                  Three Months Ended
                                                December 31, 2001                  December 31, 2000
                                         --------------------------------    -------------------------------
                                                                  Per                                Per
                                                                 Share                              Share
                                           Loss      Shares      Amount        Loss      Shares     Amount

       Net loss from continuing
         operations                      $(1,082)                             $(4,494)
       Less-Preferred stock dividends       (241)                                (147)
                                         ---------                           ---------
       Basic EPS-
         Net loss allocable to
         common shareholders             $(1,323)   19,926,022   $ (0.07)     $(4,641)  19,790,914   $(0.23)
                                                                =========                          =========
       Effect of dilutive securities -
         Stock options and warrants            -           -                        -           -
         Convertible preferred stock           -           -                        -           -
         Convertible subordinated debt         -           -                        -           -
       Diluted EPS -                     ---------  ----------                --------  ----------
         Net loss allocable to
         common shareholders             $(1,323)   19,926,022   $ (0.07)     $(4,641)  19,790,914   $(0.23)
                                         ========= ============ =========    ========= =========== =========

     At December 31, 2001 and 2000, the Company had options and warrants covering 6,188,736 and 3,690,629 shares, respectively of the Company's common stock outstanding that were not considered in the respective dilutive EPS calculations since they would have been antidilutive. In both periods, conversion of the preferred shares and convertible subordinated debt would have been antidilutive and therefore was not considered in the computation of diluted earnings per share.

6.   Inventories

     Inventories consisted of the following:

                                       December 31,            September 30,
                                           2001                     2001
                                   -------------------     ---------------------
       Raw material                      $3,288                    $3,056
       Work in process                      904                       932
       Finished goods                       819                       737
                                   ===================     =====================
                                         $5,011                    $4,725
                                   ===================     =====================


     Finished goods include component parts and finished product ready for shipment.


7.   Debt

     On June 30, 1998, the Company restructured its credit facility with a bank (the "Bank") to consist of a revolving credit facility of up to $16,500, a $3,100 term loan (Term Loan I) and a $2,700 real estate loan. In December 1998, the Company borrowed $2,500 under Term Loan II. In July 1999, the Company borrowed $2,500 under Term Loan III. In February 2000, the Company borrowed $1,000 as an overadvance of its credit agreement (Term Loan IV). Under the revolver, the Company can borrow up to $8,500 (pursuant to the credit agreement, as amended) based upon a borrowing base availability calculated using specified percentages of eligible accounts receivable and inventory. The advance under Term Loan II was repaid during 2000. Term Loans III and IV and a portion of Term Loan I and the Real Estate Loan were repaid in the Third Quarter of 2001 from sales of the land and building at the Aptek subisdary and sale of the GeoFocus subsidary. The revolver bears interest at the Bank's prime rate plus 2.00%, (6.75% at December 31, 2001). Term Loan I bears interest at the Bank's prime rate plus 2.25%, (7.00% at December 31, 2001). The loans and the revolving credit facility matured on July 11, 2001 and were extended through December 31, 2001. Subsequent to December 31, 2001, the Company obtained an extension of the credit facility under an amended forbearance agreement until June 30, 2002. Principal payments on Term Loan I are deferred during the forbearance period unless the Company does not receive $10 million in gross proceeds from the issuance of Preferred Stock prior to April 1, 2002, at which time monthly payments of $50, plus interest, will be required. The Company converted certain unpaid fees to the Bank to a $397 Bridge Loan, bearing interest at the Bank's prime rate plus 3.25%. This Bridge Loan is to be repaid with 18 monthly payments of $22, plus interest, beginning April 2002. All loans are secured by substantially all of the assets of the Company.

     The loan agreement prohibits payment of dividends by the Company except for the Series A Preferred dividend, and requires the Company to maintain minimum working capital of $12,000 and minimum tangible net worth, as defined, of $11,500. The loan also prohibits additional indebtedness and common stock repurchases except through the use of proceeds from stock options exercised, and restricts capital expenditures to an amount not to exceed $10,500 for the two years ended September 30, 1999 and not to exceed $2,500 annually thereafter. In addition, the loan limits incremental operating lease obligations to $600 annually. Fees under the loan agreement include an unused revolver fee of .25% and a prepayment penalty fee declining from 3% in 1998 to .5% in the year 2001 and $500 in loan accommodation fees in connection with the loan extensions granted in 2001. The prepayment fee is waived if the loan is repaid with proceeds from the sale of assets or is refinanced with an affiliate of the Bank. At December 31, 2001, the Company was not in compliance with its debt covenants with the Bank. No waivers have been obtained and the default has not been cured, however the company has obtained an extension of the forbearance agreement until June 30, 2002. In connection with this extension, the Company will pay a $225 fee, which could be reduced to $175 if the Bridge Loan is repaid before April 1, 2002. Accordingly, all of the debt with the Bank of $7,028 has been classified as current liabilities in the accompanying Consolidated Balance Sheet at December 31, 2001.


8.   Subsequent Events

     AIP Letter of Intent

     The Company announced it has entered into a letter of intent with American Industrial Partners (AIP) whereby AIP would invest approximately $10,000, less fees and expenses, into the Company pursuant to a new Series B Convertible Preferred Stock offering. Completion of the proposed financing transaction is subject to a number of conditions, including, without limitation, customary due diligence and consent to the transaction by the holders of the Company's outstanding convertible subordinated debt, secured subordinated and Series A preferred stock. Following completion of a definitive agreement and upon closing of the transaction, AIP will be entitled to hold a majority of seats on the Company's Board of Directors.

     Gain on Settlement of Debt Obligation

     Included in Current portion of long-term debt and capital leases at December 31, 2001 is $799 related to an obligation of the parent, Williams Controls, Inc. arising from the discontinued Agricultural Equipment segment. This obligation is payable to a former owner of the assets of a portion of the discontinued Agricultural Equipment segment. In January 2002, the Company entered into a letter of intent to transfer to the prior owner all remaining machinery and inventory for a complete release of the $799 obligation. The Company's carrying value of the inventory and machinery and equipment was $0 at December 31, 2001. The Company will recognize an extraordinary gain (it is estimated that the fair value of the assets exchanged is insignificant) of $799, or $.04 per share, in the second quarter of fiscal 2002.

9.   Dispositions

     PPT
     ---

     In July 2000, the Company entered into an agreement to sell PPT, its plastic injection-molding subsidiary, subject to certain conditions. This transaction was not consummated and was terminated. As a result of the inability to sell PPT and after reviewing PPT's history of operating problems, workforce levels and profitability, management of PPT terminated the operations of PPT in the second quarter of fiscal 2001. In the first fiscal quarter ended December 31, 2000, the Company recorded an impairment loss on PPT's property, plant, and equipment of $1,996 and established additional reserves of $100 and $598 for obsolete and excess inventory and estimated uncollectible accounts receivable, respectively. Net sales and loss from operations of PPT were $2,200 and $(3,606) for the three months ended December 31, 2000.


     Geofocus
     --------

     The company sold its GeoFocus subsidiary in the third fiscal quarter of 2001. GeoFocus was consolidated in the accompanying consolidated financial statements at December 31, 2000. Total assets of GeoFocus at December 31, 2000 were not material to the consolidated financial statements. Net sales and (loss) of GeoFocus were $128 and $(147) for the three months ended December 31, 2000.

10.  Gain from Discontinued Operations

     In December 2001, the Company exchanged a building of its previously discontinued Agricultural Equipment segment with a carrying value of $0 in satisfaction of mortgage debt of $417. The resulting gain has been recorded in discontinued operations on the accompanying statement of operations and reflected as a gain on sale of buildings, since the fair value of the building was estimated to equal or exceed the carrying value of the debt.

11.  Employee Benefit Plans

     In the quarter ended December 31, 2001, the Company recorded $170 as an estimate of additional liability to participants of the Company's Employee Stock Ownership Plan. As previously disclosed, the Company's benefit plans are currently under audit by the Department of Labor (DOL). The Company continues to cooperate fully with the DOL in regards to the audits but Management is unable to determine if any additional liability will result from the audits.

12.    Segment Information


                                                                  Three months       Three months
                                                                     Ended               Ended
                                                                  December 31,       December 31,
                                                                      2001               2000
                                                                 ---------------     --------------

Net sales by classes of similar products
Vehicle components                                                      $11,296            $14,652
Electrical components and GPS                                               123                327
                                                                 ---------------     --------------
                                                                        $11,419            $14,979
                                                                 ===============     ==============

Earnings (loss) from operations
Vehicle components
  Before loss on impairment of assets                                   $   318            $  (241)
  Loss on impairment of assets                                                -             (1,996)
                                                                 ---------------     -------------
  Total vehicle components                                                  318             (2,237)
Electrical components and GPS                                              (489)            (1,192)
                                                                 ---------------     --------------
                                                                        $  (171)           $(3,429)
                                                                 ===============     ==============

Identifiable assets
Vehicle components                                                      $23,750            $39,033
Electrical components and GPS                                             1,779              3,726
Corporate                                                                 3,167              1,885
                                                                 ---------------     --------------
Total assets - continuing operations                                     28,696             44,644
                                                                 ===============     ==============

Capital expenditures
Vehicle components                                                      $   118            $   182
Electrical components and GPS                                                 -                  5
                                                                 ---------------     --------------
Total capital expenditures                                              $   118            $   187
                                                                 ===============     ==============


Depreciation and amortization
Vehicle components                                                       $1,002            $   903
Electrical components and GPS                                                65                 64
                                                                 ---------------     --------------
Total depreciation and amortization                                     $ 1,067            $   967
                                                                 ===============     ==============

13.  Reclassifications

     Certain amounts previously reported in the financial statements for the three months ended December 31, 2000 have been reclassified to conform to current fiscal year presentation.

Item 2.
                             Williams Controls, Inc.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                (Dollars in thousands, except per share amounts)

Critical Accounting Policies
----------------------------

In response to the SEC's Release No. 33-8040, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies, the Company identified the most critical accounting principles upon which our financial status depends. The Company determined the critical principles by considering accounting policies that involve the most complex or subjective decisions or assessments. The Company identified the most critical accounting policies to be those related to impairment of long-lived assets, investments in affiliates, warranty and product recall, and pensions and post-retirement benefit obligations.

Impairment of Long-Lived Assets
-------------------------------

We account for the impairment of long-lived assets in accordance with Financial Accounting Standards Board (FASB) Statement No. 121 and, beginning in fiscal year 2003, will account for it in accordance with FASB Statement No. 144. The Company tests for impairment using undiscounted cash flows and calculates the amount of impairment using discounted cash flows. Estimates of future cash flows require judgment and may change based on, among other things, the market for our products, technology advances, and customer relationships.

Investments in Affiliates
-------------------------

The Company has investments in and notes receivables from Ajay of $3,065 at December 31, 2001. We account for the investment using the equity method and in accordance with Emerging Issues Task Force 99-10. We review the valuation and recoverability of investments in equity affiliates in accordance with Accounting Principles Board (APB) Opinion 18. The measurement of impairment is based on the estimated fair value of our investment. The value of our investment and notes receivable in Ajay could decline if Ajay's financial results worsen and we are not able to collect on the guarantee of Tom Itin which supports this investment.

Warranty and Product Recall
---------------------------

The Company provides a warranty covering defects arising from products sold. The Company has established a warranty reserve based on historical return rates of products. In addition, the Company issued a product recall in late fiscal year 2001. The Company recorded a reserve for this product recall based on estimates of number of units to be returned and the estimated costs to repair. While management believes the estimates used are reasonable, they are subject to change and such change could be material.


Pensions and Post-retirement Benefit Obligations
------------------------------------------------

The Company accounts for pensions and post-retirement benefits in accordance with FASB Statement No. 87 and FASB Statement No. 106. FASB Statement No. 87
requires us to calculate our pension expense and liabilities using actuarial assumptions, including a discount rate assumption and a long-term asset rate return assumption. Changes in interest rates and market performance can have a significant impact on our pension expense and future payments. FASB Statement No. 106 requires the Company to accrue the cost of post-retirement benefit obligations. The accruals are based on interest rates and the costs of health care. Changes in interest rates and health care costs could impact post-retirement expenses and future payments.


Financial Position and Capital Resources
Financial Condition, Liquidity and Capital Resources

At December 31, 2001, essentially all of the Company's $8,922 of trade accounts payable was significantly past due, the working capital deficit was ($19,942), and the Company stockholders' equity was a deficit of ($11,614). Additionally, in February 2001 the Company raised $4,576, net of expenses, from a private placement of debt in the form of $4,950 of secured subordinated debentures, which are due March 1, 2002, bearing interest at 12%. The interest was deferred until the maturity of the underlying notes. The Company does not anticipate it will be able to make the principal and interest payments when due on March 1, 2002. The Company also ceased paying of preferred stock dividends in the second quarter of fiscal 2001. Also, as described in Note 7 of Notes to the Unaudited Consolidated Financial Statements, the Company was not in compliance with the covenants of its credit agreement with its primary bank at December 31, 2001. The credit agreement matured on July 11, 2001, and the Company has obtained extensions on this debt through June 30, 2002. As a result, the Company has classified the $7,028 owed to its primary bank as a current liability at December 31, 2001.

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

At December 31, 2001, the Company's contractual obligations consisted of bank debt of $7,028, capital leases of $819, debt of discontinued operations of $799, Secured Subordinated debt and Convertible Subordinated debt, excluding debt discount, of $4,950 and $2,140, respectively. All of this debt except for $155 of capital leases is shown as a current liability because the debt is due within the next twelve months or is in default. The Company also has operating lease commitments which at December 31, 2001 are due $530 in 2002, $287 in 2003, and $93 in 2004. The Company does not have any material letters of credit, purchase commitments, or debt guarantee outstanding as of December 31, 2001.

To improve liquidity, the Company has entered into a letter of intent with American Industrial Partners (AIP) whereby AIP would invest approximately $10,000, less fees and expenses, into the Company pursuant to a new Series B Convertible Preferred Stock offering. See Note 8 of Notes to Unaudited
Consolidated Financial Statements. Completion of the proposed financing transaction is subject to a number of conditions, including, without limitation, customary due diligence and consent to the transaction by the holders of the Company's outstanding convertible subordinated debt, secured subordinated and Series A preferred stock. Following completion of a definitive agreement and upon closing of the transaction, AIP will be entitled to hold a majority of seats on the Company's Board of Directors.


An investment such as that currently under consideration by AIP would significantly improve the liquidity of the corporation, however no assurances can be given that this transaction, or any other investment transaction, will ultimately be completed. Until the transaction is completed, or another alternative becomes available, the Company will continue to have a significant lack of liquidity.


The above matters continue to raise a substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.


Cash increased $1,069 at December 31, 2001 compared to September 30, 2001 because of cash flow from operations and as a result of borrowing an additional $1,000 at December 31, 2001, under the Company's revolving bank agreement to use for normal operating requirements while the Company finalized the second amendment to the forbearance agreement with its primary bank. The second amendment to the forbearance agreement was finalized on January 8, 2002.

Cash flow from operations remained positive in the quarter ended December 31, 2001 at $798, but declined from $915 for the quarter ended December 31, 2000. Cash from operations improved through a reduction in the loss in the quarter ended December 31, 2001 over the corresponding prior year's quarter. The overall reduction in cash generated from operations was a result of a reduction in the cash generated from net changes in working capital. The Company generated cash of $2,446 from net changes in working capital in the quarter ended December 31, 2000, compared to a cash generation of $813 from net changes in working capital in the quarter ended December 31, 2001. The positive cash flow from operations for the first fiscal quarter of 2002 differs from the net loss from operations primarily because of non cash operating expenses of $1,067 for deprecation and amortization, a decrease in receivables of $1,711, offset by the extraordinary gain from discontinued operations of $417, an increase in inventory of $286, and a decrease in accounts payable and accrued expenses of $382.

Cash flow from financing activities was $389 for the quarter ended December 31, 2001 compared to a use of $758 for the quarter ended December 31, 2000. The net source of funds was primarily due to the borrowing of $1,000 at December 31, 2001 under the revolving loan agreement discussed above offset by payments against borrowings during the quarter.

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


Recent FASB Pronouncements
--------------------------
In June 2000 the FASB issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133" ("SFAS 138"). In June 1999 the FASB issued Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities." ("SFAS 137") SFAS 137 is an amendment to SFAS 133, "Accounting for Derivative Instruments and hedging Activities." SFAS 133, as amended by SFAS 137 and 138 establishes accounting and reporting standards for all derivative instruments. SFAS 133 and 138 are effective for fiscal years beginning after June 15, 2000. The Company adopted SFAS 138 in 2001 and it did not have any material impact on the Company's financial position or results of operations.

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited on a prospective basis only. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of that Statement, which for the Company was October 1, 2001. As of October 1, 2001, the Company did not have any significant remaining goodwill. The adoption of SFAS 141 and SFAS 142 did not have a significant impact on the financial condition or results of operations of the Company. Goodwill amortization, was $0, and $10 as of December 31, 2001 and 2000, respectively.



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

                             Williams Controls, Inc.
          Management's Discussion and Analysis of Results of Operations
                (Dollars in thousands, except per share amounts)

Results of Operations
Three months ended December 31, 2001 compared to the three months ended December 31, 2000.


Sales
-----

Total net sales decreased $3,560 to $11,419 in the first quarter of fiscal 2002 from $14,979 in the first quarter of fiscal 2001. Excluding the sales in the first fiscal quarter of 2001 of the PPT subsidiary, which was shut down in the second quarter of fiscal 2001, and the sales of the GeoFocus subsidiary, which was sold in the third quarter of fiscal 2001, (See Note 9 of Notes to Consolidated Unaudited Financial Statements) net sales decreased $1,232 or 9.7% primarily due to lower unit sales volumes in the Company's vehicle components business segment and phasing out a number of the traditional electrical component products in the electrical components and GPS business segment in the second half of fiscal 2001.

Net sales in the Vehicle Components segment decreased $3,356, to $11,296 in the first quarter of fiscal 2002 over the first quarter of fiscal 2001 while the Electrical Components and GPS business segment experienced a decrease in sales of $204 to $123 in the first quarter of fiscal 2002.

Excluding the sales volumes of PPT in the first quarter of fiscal 2001, Vehicle Component segment sales decreased $1,156, or 9.2%. Excluding the sales volumes of GeoFocus in the first quarter of fiscal 2001, Electrical Components and GPS segment sales decreased $76, or 38.2%. In the Vehicle Components segment, approximately half of the decline was due to sales reductions in the Company's natural gas conversion kit subsidiary, NESC. The remainder of the sales decline was comprised of lower sales volumes of electronic throttle controls (ETC's) in the heavy truck and automotive markets as a result of a general slowdown in all of the major markets the Company's serves. In the Electrical Components and GPS segment, decreased sales resulted from phasing out a number of its traditional electrical component products in the second half of fiscal 2001. The Company is committed to the development and production of sensors and sensor related products, however, sales from this segment may be significantly lower during fiscal 2002 as a result of the phase out of the traditional electrical component products in fiscal 2001.



Gross margin and Impairment Loss
--------------------------------

Gross margins were $2,691, or 23.5% of net sales, in the first quarter of 2002, compared to $2,355, or 15.7% of net sales, in the comparable fiscal 2001 period. Included in the gross margin for the first quarter of fiscal 2001 were negative gross margins of $776 related to PPT and GeoFocus.

Excluding PPT and GeoFocus, gross margins decreased $440 in the first quarter of fiscal 2002 over the first quarter of fiscal 2001. As a percent of net sales, the gross margin of 23.5% of sales in the first fiscal quarter of 2002 was lower than the 21% of sales, excluding PPT and GeoFocus, in fiscal 2001.

The Company's plastic injection molding and tooling subsidiary (PPT), the operating results of which are included in the Vehicle Components business unit, was shut down in the second fiscal quarter of 2001. Net sales, gross margin
(loss) and operating loss for the quarter ended December 31, 2000 were $2,200, $(853), and $(3,606), respectively. During the first quarter of fiscal 2001 management evaluated the realizability of the assets of PPT based on the closure. Accordingly, the Company recorded an impairment loss on PPT's property, plant, and equipment of $1,996 in the quarter ended December 31, 2000. It also established reserves of $100 and $598 for obsolete and excess inventory and estimated uncollectible accounts receivable, respectively.



Operating expenses
------------------

Operating expenses were $2,862 for the three months ended December 31, 2001 compared to $3,788, excluding the Loss on Impairment of assets at PPT, for the comparable fiscal 2001 period. Excluding the operating expenses related to PPT and Geofocus and the PPT impairment loss, operating expenses for the three months ended December 31, 2000 were $2,807. The higher operating expenses in fiscal 2002 were due to higher expenses related to the Company's ESOP Plan (See
Note 11 of notes to unaudited Consolidated Financial Statements).

                             Williams Controls, Inc.
          Management's Discussion and Analysis of Results of Operations
                (Dollars in thousands, except per share amounts)

Results of Operations
Three months ended December 31, 2001 compared to the three months ended December 31, 2000.

Interest and Other Expenses
---------------------------

Interest expense decreased $133 to $940 in the first quarter of fiscal 2002 from $1,073 in the first quarter of fiscal 2001. Lower interest on reduced debt levels and lower interest rates were partially offset by increased costs of amortization of the Secured Subordinated Debenture warrant discounts and providing interest on certain operating liabilities.

The Company recognized no share of equity income (loss) in its affiliate, Ajay, for the quarters ended December 31, 2001 or 2000 due to unavailability of information. For the fiscal quarter ended December 31, 2001, the Company's share of any loss is not expected to be material based on Ajay's previously reported results for continuing operations for the period ended March 31, 2001 and the Company's percentage to be used for recording its equity interest in results of affiliate.

Discontinued Operations-Agricultural Segment
--------------------------------------------

Included in Current portion of long-term debt and capital leases at September 30, 2001 is $417 related to the discontinued Agricultural Equipment segment. The $417 related to a mortgage payable on a building of the Agricultural Equipment segment. The building's carrying value was $0 at September 30, 2001. During the first quarter of fiscal 2002 the mortgage holder sold the building at auction for approximately the mortgage value and completely and fully released the Company from the mortgage. The Company recognized a gain from discontinued operations of $417 related to the satisfaction of the mortgage. Since the estimated fair value of the building was equal to or greater than the debt, the gain was recorded as a gain on sale of building from discontinued operations.

Net earnings available to common shareholders
---------------------------------------------

Net loss allocable to common shareholders declined to $(906) in the quarter ended December 31, 2001 compared to $(4,641) in the comparative prior year period primarily due to losses included in fiscal 2001 that were not incurred in the first quarter of fiscal 2002. These losses included losses on impartment of assets at PPT, other operating losses attributable to PPT and GeoFocus in fiscal 2001.

The effective income tax rate was 0.00% for the quarters ended December 31, 2001 and 2000. The Company is in a net operating loss carryforward position and is providing a 100% valuation allowance on all deferred tax assets due to going concern issues.

                                     Part II

Item 1.   Legal Proceedings

          None

Item 2.   Changes in Securities and Use of Proceeds

          None

Item 3.   Defaults Upon Senior Securities

          On November 15, 2000, the Company defaulted under the terms of its credit agreement with the Bank when it failed to repay Term Loans III and IV in the remaining principal amounts of $694 and $1,000, respectively, both due on November 15, 2000. As of December 31, 2001, no waivers have been obtained and the default has not been cured. Forebearance agreements have been reached with the Bank, most recently on January 8, 2002 to extend the loans to June 30, 2002. All the debt with the Bank of $7,028 has been classified as current liabilities in the accompanying Consolidated Balance Sheet at December 31, 2001.

Item 4.   Submission of Matters to a Vote of Security Holders

          None

Item 5.   Other Information

          None


Item 6.   Exhibits and Reports on Form 8-K

(a)       Exhibits
               10.1(a)     Form of Indemnification Agreement for Douglas E.
                           Hailey

               10.1(b)     Form of Indemnification Agreement for David S. Eberly

(b)       Reports on Form 8-K
               None

                                                                Exhibit 10.1 (a)


                                INDEMNITY AGREEMENT

     This Agreement is entered into as of this 13th day of March, 2001 by and between Williams Controls, Inc., a Delaware corporation (hereinafter the "Company") and Douglas Hailey (hereinafter "Indemnitee").

                                     RECITALS

     A. Indemnitee is a director and/or officer of the Company performing valuable services for it, and the Company is desirous of having Indemnitee continue to serve in that capacity.

     B. The Company, through its Bylaws and Certificate of Incorporation, has provided for the indemnification of its directors and off icers to the maximum extent authorized by law.

     C. Such Bylaws, the Certificate of Incorporation and the law are not exclusive, and thereby contemplate that contracts may be entered into between the Company and its officers and directors with respect to indemnification.

     D. The Company has been unable to obtain Directors' and Officers' Liability Insurance ("D&O Insurance") for the purpose of protecting its directors and officers in connection with the services performed by them as directors and officers with acceptable coverage's at a reasonable cost and it is uncertain -whether such insurance will be available in the future.

     E. Indemnitee has expressed concern that the indemnities available under the Company's Bylaws, Certificate of Incorporation and D&O Insurance, if any, may be inadequate to protect him against risks associated with his service to the Company. The Company and Indemnitee both recognize that the Bylaws and Certificate of Incorporation are subject to change and that any D&O Insurance that the Company may obtain likewise would be subject to change or cancellation. Indemnitee may not be willing to continue in office in the absence of the benefits to be accorded to Indemnitee under this Agreement.

     F. In order to induce Indemnitee to continue to serve as a director and/or officer of the Company and in consideration of his continued service, the Company has determined and agreed to enter into this Agreement to indemnify Indemnitee as provided herein.

                                    AGREEMENT

     1. Indemnification. Subject only to the exclusions set forth in Section 3, the Company hereby agrees to hold harmless and indemnify Indemnitee:

     (a) Against any and all expenses (including attorneys' fees), judgements, fines, penalties and amounts paid in settlement (including all interest, assessments and other charges paid or payable in connection with or in respect of such expenses, judgments, fines, penalties or amounts paid in settlement) actually and reasonably incurred by Indemnitee in connection with any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative (including an action by or in the right of the Company), to which Indemnitee is, was at the date hereof or at any time becomes a party or witness, or is threatened to be made a party or witness, by reason of the fact that Indemnitee is, was or at any time becomes a director, officer, employee or agent of the Company (or is or was serving or at any time serves at the request of the Company as a director, officer, employee, trustee, agent or fiduciary of another corporation, partnership, joint venture, employee benefit plan, trust or other enterprise) or by reason of anything done or not done by that Indemnitee, except with respect to actions instituted by the Indemnitee unless approved by the board; and

02/20/02 Indemnity Agreement             -1-
                                                                Exhibit 10.1 (a)

     (b) For recovery under any D&O Insurance maintained by the Company, regardless of whether Indemnitee ultimately is determined to be entitled to such indemnification, expense advance or insurance recovery, as the case may be;

     (c) Otherwise, to the full extent provided by (i) the Delaware General Corporation Law or any amendment thereof or any other statutory provision authorizing or permitting such indemnification that is adopted after the date of this Agreement and (ii) the Company's Bylaws and Certificate of Incorporation.

     (d) To the extent permitted by law, the term "expenses" as used in this Agreement shall mean attorneys' fees and all other costs, expenses and obligations paid or incurred in connection with investigating, defending, being a witness in or participating in (including an appeal), or preparing to defend, be a witness in or participate in any event to which the Indemnitee is entitled to indemnification under this Agreement.

     2. Partial Indemnity, Etc. If Indemnitee is entitled under any provision of this Agreement to indemnification by the Company for some of the expenses, or a portion of the judgments, fines, penalties and amounts paid in settlement of an action or claim, but not for the total amount thereof, the Company nevertheless shall Indemnify Indemnitee for the portion thereof to which Indemnitee is entitled. Notwithstanding any other provision of this Agreement, if Indemnitee is successful on the merits or otherwise in defense of any or all actions or claims, relating in whole or in part to an indemnifiable event or in defense of any issue or matter therein, including dismissal without prejudice, Indemnitee shall be indemnified against all expenses incurred in connection therewith.

     3.  Exclusions.  No indemnity shall be paid by the Company pursuant to this
     Agreement:

     (a) If a final decision by a Court having jurisdiction in the matter shall determine that such indemnification is not lawful;

     (b) If payment is made to Indemnitee under any D&O Insurance purchased and maintained by the Company;

     (c) For compensation paid to Indemnitee, if it shall be determined by a final judgment or other final adjudication that such compensation was in violation of law;

     (d) If Indemnitee's conduct is finally adjudged to have been knowingly fraudulent or deliberately dishonest, which conduct was material to the cause of action 'so adjudicated;

     (e) For any suit in which judgment is rendered against Indemnitee for an accounting of profits made from the purchase or sale by Indemnitee of securities of the company under Section 16(b) of the Securities Exchange Act of 1934 and amendments thereto or similar provisions of any other statutory or common law; or

     (f) For any suit in which the Indemnitee is finally adjudged to have obtained a personal profit or advantage to which he was not legally entitled.

     4. No Presumption. For purposes of this Agreement, to the fullest extent permitted by law, the termination of any action, suit or proceeding, by judgment, order, settlement (whether with or without court approval) or conviction, or upon a plea of nolo contendere, or its equivalent, shall not create a presumption that Indemnitee did not meet any particular standard of conduct or have any particular belief or that a court has determined that indemnification is not permitted by applicable law.


02/20/02 Indemnity Agreement              -2-
                                                                Exhibit 10.1 (a)

     5. Settlement and Costs. The Company shall not be liable to indemnify Indemnitee under this Agreement for any costs, or charges or expenses incurred or amounts paid in settlement of any action or claim effected without its written consent. The Company shall not settle any action or claim in any manner, which would impose any penalty or limitation on Indemnitee without Indemnitee's written consent. Neither the Company nor Indemnitee will unreasonably withhold their consent.

     6. D&O Insurance. The Company agrees that it shall use reasonable efforts to obtain and maintain in effect for the benefit of Indemnitee a binding and enforceable policy of D&O Insurance; provided, however, that the Company shall not be required to obtain or maintain such D&O Insurance if said insurance is not reasonably available or if in the reasonable business judgment of the then directors of the Company, either (i) the premium cost of such insurance is substantially disproportionate to the amount of coverage, or (ii) the coverage provided by such insurance is so limited by exclusions that there is insufficient benefit from such insurance.

     7. Continuation of Indemnity. All agreements and obligations of the Company contained herein shall continue during the period Indemnitee is a director, officer, employee or agent of the Company (or is, or was serving at the request of the Company as a director, officer, trustee, employee or agent for another corporation, partnership, joint venture, trust or other enterprise or any employee benefit plan) and shall continue thereafter so long as Indemnitee shall be subject to any possible claim or threatened, pending or completed action, suit or proceeding, whether civil, criminal or investigative, by reason of the fact that Indemnitee was a director and/or officer of the Company or serving in any other capacity referred to herein.

     8. Payment of Claims. If an obligation under this Agreement is not paid by the Company, or on its behalf, within 90 days after written notice has been received by the Company, Indemnitee may at any time thereafter bring suit against the Company to recover the unpaid amount of the obligation.

     9. Subrogation. In the event of payment by or on behalf of the Company under this Agreement, the Company shall be subrogated to the extent of such payment to all of the rights of recovery of the Indemnitee, who shall execute all papers required and shall do everything that may be necessary to secure such rights including the execution of such documents necessary to enable the Company effectively to bring suit to enforce such rights.

     10. Notice. Indemnitee, as a condition precedent to the right to be indemnified under this Agreement, shall give to the Company notice in writing as soon as practicable of any claim made for which indemnity will or could be sought under this Agreement. Notice to the Company shall be directed to the company, Williams Controls, Inc., 14100 SW 72nd Avenue, Portland, Oregon 97224, Attention: President (or such other address as the Company shall designate in writing to Indemnitee); notice shall be deemed received if sent by prepaid mail properly addressed, the date of such notice being the date postmarked. In addition, the Indemnitee shall give the Company such information and cooperation as it may reasonably require and as shall be within Indemnitee's power.

     11. Defense of Claims. With respect to any action, suit or proceeding as to which Indemnitee is seeking indemnification under this Agreement and as to 'which Indemnitee notifies the Company pursuant to the provisions hereof:

     (a) The Company will be entitled to participate therein at its own expense; and






02/20/02 Indemnity Agreement             -3-
                                                                Exhibit 10.1 (a)

     (b) Except as otherwise provided below, to the extent that it may wish, the Company, jointly with any othe3r indemnifying party similarly notified will be entitled to assume the defense thereof, with counsel satisfactory to Indemnitee. After notice from the Company to Indemnitee of its election so to assume the defense thereof, the Company will not be liable to Indemnitee under this Agreement for any legal or other expenses subsequently incurred by Indemnitee in connection with the defense thereof other than reasonable costs of. investigation or as otherwise provided below. Indemnitee shall have the right to employ his counsel in such action, suit or proceeding but the fees and expenses of such counsel incurred after notice from the Company of its assumption of the defense thereof shall be at the expense of Indemnitee unless (i) the employment of counsel by Indemnitee has been authorized by the Company, (ii) Indemnitee shall have reasonably concluded that there may be a conflict of interest between the Company and Indemnitee in the conduct of the defense of such action or (iii) the Company shall not in fact have employed counsel to assume the defense of such action, in each of which cases the fees and expenses of counsel shall be at the expense of the Company. The Company shall not be entitled to assume the defense of any action, suit or proceeding brought by or on behalf of the Company or as to which Indemnitee shall have made the reasonable conclusion that there may be a conflict of interest between the Company and Indemnitee in the conduct of the defense of such action.

     12. Advances and Repayment of Expenses. All reasonable expenses incurred by Indemnitee in defending or investigating any civil, criminal, administrative or investigative action, suit. or proceeding shall be paid in advance of the final disposition of such action, suit, proceeding or investigation. In addition, the Company may advance expenses incurred by Indemnitee in connection with the recovery under any D&O Insurance maintained by the Company, regardless of whether Indemnitee ultimately is determined to be entitled to such indemnification, expense advance or insurance recovery, as the case may be. Indemnitee agrees that Indemnitee will reimburse the Company for all such expense so advanced by the Company in defending any civil, criminal, administrative or investigative action, suit or proceeding against Indemnitee in the event and only to the extent that it shall be ultimately determined that Indemnitee is not entitled to be indemnified by the Company for such expenses under the provisions of applicable law, the Bylaws, the Certificate of Incorporation, on this Agreement or otherwise.

     13. Separability. Each of the provisions of this Agreement is a separate and distinct agreement and independent of the others, so that if any provision hereof shall be held to be invalid or unenforceable for reason, either generally or only in particular circumstances, such invalidity or unenforceability shall not affect the validity or enforceability of the other provisions hereof, and any provision held to be invalid or unenforceable in a particular circumstance shall be valid and enforceable in all other circumstances to the extent permitted by law.

     14. Enforcement. The Company expressly confirms and agrees that it has entered into this Agreement and has assumed the obligations imposed on it hereunder in order to induce Indemnitee to continue as a director and/or officer of the Company, and acknowledges that Indemnitee is relying upon this Agreement in continuing in such capacity. In any action between the parties seeking enforcement of any of the terms and provisions of this Agreement, the prevailing party in that action shall be entitled to its reasonable costs and expenses, including court costs and reasonable attorneys' fees in addition to such other relief as may be granted.

     15. Non-Exclusivity. Nothing in this Agreement shall diminish or otherwise restrict any right of Indemnitee to be indemnified under any provision of the Certificate of Incorporation or Bylaws of the Company or any of its subsidiaries, any insurance policy, any applicable law, any other agreement or otherwise.




02/20/02 Indemnity Agreement            -4-
                                                                Exhibit 10.1 (a)

     16. Governing Law: Binding Effect; Amendment and Termination, Etc.

     (a) This Agreement shall be interpreted and enforced in accordance with the laws of the State of Delaware.

     (b) This Agreement shall be binding upon Indemnitee and upon the Company, its successors and assigns, and shall inure to the benefit of Indemnitee, his heirs, personal representatives and assigns and to the benefit of the Company, its successors and assigns.

     (c) No amendment, modification, termination or cancellation of this Agreement shall be effective unless in writing signed by both parties hereto.

     (d) The Company shall require and cause any successor (whether direct or indirect by purchase, merger, consolidation or otherwise) to all, substantially all or a substantial part, of the business and/or assets of the Company, by written agreement in form and substance satisfactory to the Indemnitee, expressly to assume and agree to perform this Agreement in the same manner and to the same extent that the Company would be required to perform if no such succession had taken place.



     IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the day and year first above written.


                                      WILLIAMS CONTROLS, INC.



                                  By: ________________________________________
                                          Thomas K. Ziegler
                                          President and Chief Executive Officer


                                     INDEMNITEE



                                  By: ________________________________________
                                          Douglas Hailey
                                          Director












02/20/02 Indemnity Agreement               -5-
                                                                Exhibit 10.1 (a)

                                     AMENDMENT NO. 1
                                 TO INDEMNITY AGREEMENT


     This Amendment is entered into between Williams Controls, Inc. (the "Company") and Douglas Hailey ("Indemnitee") effective the 13th day of March, 2001, to supplement and amend that certain Indemnity Agreement (the "Agreement") dated May 18, 1989 between the Company and Indemnitee.

     1. The Agreement hereby is amended to delete Section 12 in its entirety and insert the following in replacement thereof.

     12. Advances and Repayment of Expenses: All reasonable expenses incurred by Indemnitee in defending or investigating any civil, criminal, administrative or investigative action, suit or proceeding shall be paid in advance of the final disposition of such action, suit, proceeding or investigation. In addition, the Company may advance expenses incurred by Indemnitee in connection with the recovery under any D&O Insurance maintained by the Company, regardless of whether Indemnitee ultimately is determined to be entitled to such indemnification, expense advance or insurance recovery, as the case may be. Indemnitee agrees that Indemnitee will reimburse the Company for all such expense so advanced by the Company in defending any civil, criminal, administrative or investigative action, suit or proceeding against Indemnitee in the event and only to the extent that it shall be ultimately determined that Indemnitee is not entitled to be indemnified by the Company for such expenses under the provisions of applicable law, the Bylaws, the Certificate of Incorporation, this Agreement or otherwise.

     2. All terms and provisions of the Agreement, except as specifically amended herein, remain in full force and effect and are incorporated herein by reference.

     IN WITNESS WHEREOF, the parties hereto have executed this Amendment as of the day and year first above written.


                                      WILLIAMS CONTROLS, INC.



                                  By: _________________________________________
                                          Thomas K. Ziegler
                                          President and Chief Executive Officer


                                      INDEMNITEE



                                  By: _________________________________________
                                          Douglas Hailey
                                          Director






02/20/02 Indemnity Agreement           -6-

                                                                Exhibit 10.1 (b)


                               INDEMNITY AGREEMENT

     This Agreement is entered into as of this 24th day of January, 2002 by and between Williams Controls, Inc., a Delaware corporation (hereinafter the "Company") and David S. Eberly (hereinafter "Indemnitee").

                                    RECITALS

     A. Indemnitee is a director and/or officer of the Company performing valuable services for it, and the Company is desirous of having Indemnitee continue to serve in that capacity.

     B. The Company, through its Bylaws and Certificate of Incorporation, has provided for the indemnification of its directors and off icers to the maximum extent authorized by law.

     C. Such Bylaws, the Certificate of Incorporation and the law are not exclusive, and thereby contemplate that contracts may be entered into between the Company and its officers and directors with respect to indemnification.

     D. The Company has been unable to obtain Directors' and Officers' Liability Insurance ("D&O Insurance") for the purpose of protecting its directors and officers in connection with the services performed by them as directors and officers with acceptable coverage's at a reasonable cost and it is uncertain -whether such insurance will be available in the future.

     E. Indemnitee has expressed concern that the indemnities available under the Company's Bylaws, Certificate of Incorporation and D&O Insurance, if any, may be inadequate to protect him against risks associated with his service to the Company. The Company and Indemnitee both recognize that the Bylaws and Certificate of Incorporation are subject to change and that any D&O Insurance that the Company may obtain likewise would be subject to change or cancellation. Indemnitee may not be willing to continue in office in the absence of the benefits to be accorded to Indemnitee under this Agreement.

     F. In order to induce Indemnitee to continue to serve as a director and/or officer of the Company and in consideration of his continued service, the Company has determined and agreed to enter into this Agreement to indemnify Indemnitee as provided herein.

                                    AGREEMENT

     1. Indemnification. Subject only to the exclusions set forth in Section 3, the Company hereby agrees to hold harmless and indemnify Indemnitee:

     (a) Against any and all expenses (including attorneys' fees), judgements, fines, penalties and amounts paid in settlement (including all interest, assessments and other charges paid or payable in connection with or in respect of such expenses, judgments, fines, penalties or amounts paid in settlement) actually and reasonably incurred by Indemnitee in connection with any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative (including an action by or in the right of the Company), to which Indemnitee is, was at the date hereof or at any time becomes a party or witness, or is threatened to be made a party or witness, by reason of the fact that Indemnitee is, was or at any time becomes a director, officer, employee or agent of the Company (or is or was serving or at any time serves at the request of the Company as a director, officer, employee, trustee, agent or fiduciary of another corporation, partnership, joint venture, employee benefit plan, trust or other enterprise) or by reason of anything done or not done by that Indemnitee, except with respect to actions instituted by the Indemnitee unless approved by the board; and

02/20/02 Indemnity Agreement             -1-

                                                                Exhibit 10.1 (b)


     (b) For recovery under any D&O Insurance maintained by the Company, regardless of whether Indemnitee ultimately is determined to be entitled to such indemnification, expense advance or insurance recovery, as the case may be;

     (c) Otherwise, to the full extent provided by (i) the Delaware General Corporation Law or any amendment thereof or any other statutory provision authorizing or permitting such indemnification that is adopted after the date of this Agreement and (ii) the Company's Bylaws and Certificate of Incorporation.

     (d) To the extent permitted by law, the term "expenses" as used in this Agreement shall mean attorneys' fees and all other costs, expenses and obligations paid or incurred in connection with investigating, defending, being a witness in or participating in (including an appeal), or preparing to defend, be a witness in or participate in any event to which the Indemnitee is entitled to indemnification under this Agreement.

     2. Partial Indemnity, Etc. If Indemnitee is entitled under any provision of this Agreement to indemnification by the Company for some of the expenses, or a portion of the judgments, fines, penalties and amounts paid in settlement of an action or claim, but not for the total amount thereof, the Company nevertheless shall Indemnify Indemnitee for the portion thereof to which Indemnitee is entitled. Notwithstanding any other provision of this Agreement, if Indemnitee is successful on the merits or otherwise in defense of any or all actions or claims, relating in whole or in part to an indemnifiable event or in defense of any issue or matter therein, including dismissal without prejudice, Indemnitee shall be indemnified against all expenses incurred in connection therewith.

     3.  Exclusions.  No indemnity shall be paid by the Company pursuant to this
     Agreement:

     (a) If a final decision by a Court having jurisdiction in the matter shall determine that such indemnification is not lawful;

     (b) If payment is made to Indemnitee under any D&O Insurance purchased and maintained by the Company;

     (c) For compensation paid to Indemnitee, if it shall be determined by a final judgment or other final adjudication that such compensation was in violation of law;

     (d) If Indemnitee's conduct is finally adjudged to have been knowingly fraudulent or deliberately dishonest, which conduct was material to the cause of action 'so adjudicated;

     (e) For any suit in which judgment is rendered against Indemnitee for an accounting of profits made from the purchase or sale by Indemnitee of securities of the company under Section 16(b) of the Securities Exchange Act of 1934 and amendments thereto or similar provisions of any other statutory or common law; or

     (f) For any suit in which the Indemnitee is finally adjudged to have obtained a personal profit or advantage to which he was not legally entitled.

     4. No Presumption. For purposes of this Agreement, to the fullest extent permitted by law, the termination of any action, suit or proceeding, by judgment, order, settlement (whether with or without court approval) or conviction, or upon a plea of nolo contendere, or its equivalent, shall not create a presumption that Indemnitee did not meet any particular standard of conduct or have any particular belief or that a court has determined that indemnification is not permitted by applicable law.


02/20/02 Indemnity Agreement              -2-

                                                                Exhibit 10.1 (b)


     5. Settlement and Costs. The Company shall not be liable to indemnify Indemnitee under this Agreement for any costs, or charges or expenses incurred or amounts paid in settlement of any action or claim effected without its written consent. The Company shall not settle any action or claim in any manner, which would impose any penalty or limitation on Indemnitee without Indemnitee's written consent. Neither the Company nor Indemnitee will unreasonably withhold their consent.

     6. D&O Insurance. The Company agrees that it shall use reasonable efforts to obtain and maintain in effect for the benefit of Indemnitee a binding and enforceable policy of D&O Insurance; provided, however, that the Company shall not be required to obtain or maintain such D&O Insurance if said insurance is not reasonably available or if in the reasonable business judgment of the then directors of the Company, either (i) the premium cost of such insurance is substantially disproportionate to the amount of coverage, or (ii) the coverage provided by such insurance is so limited by exclusions that there is insufficient benefit from such insurance.

     7. Continuation of Indemnity. All agreements and obligations of the Company contained herein shall continue during the period Indemnitee is a director, officer, employee or agent of the Company (or is, or was serving at the request of the Company as a director, officer, trustee, employee or agent for another corporation, partnership, joint venture, trust or other enterprise or any employee benefit plan) and shall continue thereafter so long as Indemnitee shall be subject to any possible claim or threatened, pending or completed action, suit or proceeding, whether civil, criminal or investigative, by reason of the fact that Indemnitee was a director and/or officer of the Company or serving in any other capacity referred to herein.

     8. Payment of Claims. If an obligation under this Agreement is not paid by the Company, or on its behalf, within 90 days after written notice has been received by the Company, Indemnitee may at any time thereafter bring suit against the Company to recover the unpaid amount of the obligation.

     9. Subrogation. In the event of payment by or on behalf of the Company under this Agreement, the Company shall be subrogated to the extent of such payment to all of the rights of recovery of the Indemnitee, who shall execute all papers required and shall do everything that may be necessary to secure such rights including the execution of such documents necessary to enable the Company effectively to bring suit to enforce such rights.

     10. Notice. Indemnitee, as a condition precedent to the right to be indemnified under this Agreement, shall give to the Company notice in writing as soon as practicable of any claim made for which indemnity will or could be sought under this Agreement. Notice to the Company shall be directed to the company, Williams Controls, Inc., 14100 SW 72nd Avenue, Portland, Oregon 97224, Attention: President (or such other address as the Company shall designate in writing to Indemnitee); notice shall be deemed received if sent by prepaid mail properly addressed, the date of such notice being the date postmarked. In addition, the Indemnitee shall give the Company such information and cooperation as it may reasonably require and as shall be within Indemnitee's power.

     11. Defense of Claims. With respect to any action, suit or proceeding as to which Indemnitee is seeking indemnification under this Agreement and as to 'which Indemnitee notifies the Company pursuant to the provisions hereof:

     (a) The Company will be entitled to participate therein at its own expense; and






02/20/02 Indemnity Agreement           -3-

                                                                Exhibit 10.1 (b)


     (b) Except as otherwise provided below, to the extent that it may wish, the Company, jointly with any othe3r indemnifying party similarly notified will be entitled to assume the defense thereof, with counsel satisfactory to Indemnitee. After notice from the Company to Indemnitee of its election so to assume the defense thereof, the Company will not be liable to Indemnitee under this Agreement for any legal or other expenses subsequently incurred by Indemnitee in connection with the defense thereof other than reasonable costs of. investigation or as otherwise provided below. Indemnitee shall have the right to employ his counsel in such action, suit or proceeding but the fees and expenses of such counsel incurred after notice from the Company of its assumption of the defense thereof shall be at the expense of Indemnitee unless (i) the employment of counsel by Indemnitee has been authorized by the Company, (ii) Indemnitee shall have reasonably concluded that there may be a conflict of interest between the Company and Indemnitee in the conduct of the defense of such action or (iii) the Company shall not in fact have employed counsel to assume the defense of such action, in each of which cases the fees and expenses of counsel shall be at the expense of the Company. The Company shall not be entitled to assume the defense of any action, suit or proceeding brought by or on behalf of the Company or as to which Indemnitee shall have made the reasonable conclusion that there may be a conflict of interest between the Company and Indemnitee in the conduct of the defense of such action.

     12. Advances and Repayment of Expenses. All reasonable expenses incurred by Indemnitee in defending or investigating any civil, criminal, administrative or investigative action, suit. or proceeding shall be paid in advance of the final disposition of such action, suit, proceeding or investigation. In addition, the Company may advance expenses incurred by Indemnitee in connection with the recovery under any D&O Insurance maintained by the Company, regardless of whether Indemnitee ultimately is determined to be entitled to such indemnification, expense advance or insurance recovery, as the case may be. Indemnitee agrees that Indemnitee will reimburse the Company for all such expense so advanced by the Company in defending any civil, criminal, administrative or investigative action, suit or proceeding against Indemnitee in the event and only to the extent that it shall be ultimately determined that Indemnitee is not entitled to be indemnified by the Company for such expenses under the provisions of applicable law, the Bylaws, the Certificate of Incorporation, on this Agreement or otherwise.

     13. Separability. Each of the provisions of this Agreement is a separate and distinct agreement and independent of the others, so that if any provision hereof shall be held to be invalid or unenforceable for reason, either generally or only in particular circumstances, such invalidity or unenforceability shall not affect the validity or enforceability of the other provisions hereof, and any provision held to be invalid or unenforceable in a particular circumstance shall be valid and enforceable in all other circumstances to the extent permitted by law.

     14. Enforcement. The Company expressly confirms and agrees that it has entered into this Agreement and has assumed the obligations imposed on it hereunder in order to induce Indemnitee to continue as a director and/or officer of the Company, and acknowledges that Indemnitee is relying upon this Agreement in continuing in such capacity. In any action between the parties seeking enforcement of any of the terms and provisions of this Agreement, the prevailing party in that action shall be entitled to its reasonable costs and expenses, including court costs and reasonable attorneys' fees in addition to such other relief as may be granted.

     15. Non-Exclusivity. Nothing in this Agreement shall diminish or otherwise restrict any right of Indemnitee to be indemnified under any provision of the Certificate of Incorporation or Bylaws of the Company or any of its subsidiaries, any insurance policy, any applicable law, any other agreement or otherwise.




02/20/02 Indemnity Agreement           -4-

                                                                Exhibit 10.1 (b)


     16. Governing Law: Binding Effect; Amendment and Termination, Etc.

     (a) This Agreement shall be interpreted and enforced in accordance with the laws of the State of Delaware.

     (b) This Agreement shall be binding upon Indemnitee and upon the Company, its successors and assigns, and shall inure to the benefit of Indemnitee, his heirs, personal representatives and assigns and to the benefit of the Company, its successors and assigns.

     (c) No amendment, modification, termination or cancellation of this Agreement shall be effective unless in writing signed by both parties hereto.

     (d) The Company shall require and cause any successor (whether direct or indirect by purchase, merger, consolidation or otherwise) to all, substantially all or a substantial part, of the business and/or assets of the Company, by written agreement in form and substance satisfactory to the Indemnitee, expressly to assume and agree to perform this Agreement in the same manner and to the same extent that the Company would be required to perform if no such succession had taken place.




     IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the day and year first above written.


                                    WILLIAMS CONTROLS, INC.



                                    By: ________________________________________
                                          Thomas K. Ziegler
                                          President and Chief Executive Officer


                                    INDEMNITEE



                                    By: ________________________________________
                                          David S. Eberly
                                          Director











02/20/02 Indemnity Agreement              -5-

                                                                Exhibit 10.1 (b)


                                    AMENDMENT NO. 1
                                TO INDEMNITY AGREEMENT


     This Amendment is entered into between Williams Controls, Inc. (the "Company") and David S. Eberly ("Indemnitee") effective the 24th day of January, 2002, to supplement and amend that certain Indemnity Agreement (the "Agreement") dated May 18, 1989 between the Company and Indemnitee.

     1. The Agreement hereby is amended to delete Section 12 in its entirety and insert the following in replacement thereof.

     12. Advances and Repayment of Expenses: All reasonable expenses incurred by Indemnitee in defending or investigating any civil, criminal, administrative or investigative action, suit or proceeding shall be paid in advance of the final disposition of such action, suit, proceeding or investigation. In addition, the Company may advance expenses incurred by Indemnitee in connection with the recovery under any D&O Insurance maintained by the Company, regardless of whether Indemnitee ultimately is determined to be entitled to such indemnification, expense advance or insurance recovery, as the case may be. Indemnitee agrees that Indemnitee will reimburse the Company for all such expense so advanced by the Company in defending any civil, criminal, administrative or investigative action, suit or proceeding against Indemnitee in the event and only to the extent that it shall be ultimately determined that Indemnitee is not entitled to be indemnified by the Company for such expenses under the provisions of applicable law, the Bylaws, the Certificate of Incorporation, this Agreement or otherwise.

     2. All terms and provisions of the Agreement, except as specifically amended herein, remain in full force and effect and are incorporated herein by reference.

     IN WITNESS WHEREOF, the parties hereto have executed this Amendment as of the day and year first above written.


                                    WILLIAMS CONTROLS, INC.



                                  By: _________________________________________
                                          Thomas K. Ziegler
                                          President and Chief Executive Officer


                                    INDEMNITEE



                                  By: _________________________________________
                                          David S. Eberly
                                          Director






02/20/02 Indemnity Agreement           -6-

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








Date:  March 4, 2002

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






Date:  March 4, 2002