Form 10-Q
period 2002-03-31
WILLIAMS CONTROLS INC
filed 2002-05-21
CIK 854860

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


          [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: March 31, 2002

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

The number of shares outstanding of the registrant's common stock as of April 30, 2002: 19,928,522

                             Williams Controls, Inc.

                                      Index


                                                                           Page
                                                                          Number

Part I.  Financial Information

  Item 1.  Financial Statements

           Consolidated Balance Sheets, March 31, 2002
             (unaudited) and September 30, 2001                            1

           Unaudited Consolidated Statements of Operations,
             three and six months ended March 31, 2002 and 2001            2

           Unaudited Consolidated Statements of Cash Flows,
             six months ended March 31, 2002 and 2001                      3

           Notes to Unaudited Consolidated Financial Statements           4-7

  Item 2.  Management's Discussion and Analysis
             of Financial Condition and Results of Operations            8-11


Part II.  Other Information

  Item 1.  Legal Proceedings                                               12

  Item 2.  Changes in Securities and Use of Proceeds                       12

  Item 3.  Defaults Upon Senior Securities                                 12

  Item 4.  Submission of Matters to a Vote of Security Holders             12

  Item 5.  Other Information                                               12

  Item 6.  Exhibits and Reports on Form 8-K                                12

           Signature Page                                                  13

                                     Part I

Item 1.
                             Williams Controls, Inc.
                           Consolidated Balance Sheets
         (Dollars in thousands, except share and per share information)
                                   (Unaudited)

                                                                            March 31,
                                                                              2002                 September 30,
                                                                          (unaudited)                  2001
                                                                       -------------------    ---------------------
                           ASSETS
Current Assets:
   Cash and cash equivalents                                                  $     38                 $       -
   Trade and other accounts receivable, less allowance of $448 and
     $379 at March 31, 2002 and September 30, 2001, respectively                 8,714                     8,231
   Inventories, net                                                              4,174                     4,725
   Prepaid and other current assets                                              1,389                     1,222
                                                                       -------------------    ---------------------
     Total current assets                                                       14,315                    14,178

Property plant and equipment, net                                               11,280                    11,729
Investment in and note receivable from affiliate                                     -                     3,065
Goodwill, net                                                                       36                        36
Other assets                                                                       340                       331
                                                                       -------------------    ---------------------
        Total assets                                                          $ 25,971                 $  29,339
                                                                       ===================    =====================

            LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
   Accounts payable                                                           $  8,556                 $   9,434
   Accrued expenses                                                              9,244                     9,048
   Current portion of long-term debt and capital leases                         14,091                    13,146
   Convertible subordinated debt, net                                            2,102                     2,082
                                                                       -------------------     --------------------
      Total current liabilities                                                 33,993                    33,710

Long-term debt and capital lease obligations                                       152                       205
Other liabilities, Primarily employee benefit obligations                        6,616                     6,132

Commitments and contingencies

Shareholders' equity (deficit):
   Preferred stock ($.01 par value, 50,000,000 authorized;
      78,200 issued and outstanding at March 31, 2002
      and 78,400 at September 30, 2001)                                              1                         1
   Common stock ($.01 par value, 50,000,000 authorized;
      19,928,522 issued at March 31, 2002 and 19,921,114 at
      September 30, 2001)                                                          199                       199
   Additional paid-in capital                                                   23,069                    23,069
   Accumulated deficit                                                         (35,303)                  (30,721)
   Other comprehensive loss - Pension liability adjustment                      (2,379)                   (2,379)
   Treasury stock (130,200 shares at March 31, 2002
      and September 30, 2001)                                                     (377)                     (377)
   Note receivable                                                                   -                      (500)
                                                                       -------------------     --------------------
      Total shareholders' equity (deficit)                                     (14,790)                  (10,708)
                                                                       -------------------     --------------------

        Total liabilities and shareholders' equity (deficit)                  $ 25,971                 $  29,339
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


                             Williams Controls, Inc.
                      Consolidated Statements of Operations
         (Dollars in thousands, except share and per share information)
                                  (unaudited)

                                               Three months       Three months         Six months        Six months
                                                   Ended              Ended              Ended             Ended
                                                  March 31,          March 31,          March 31,         March 31,
                                                    2002               2001               2002              2001
                                               --------------     --------------     --------------     --------------

Sales                                              $12,848           $15,030            $24,267            $30,009
Cost of sales                                        9,358            12,207             18,086             24,831
                                               --------------     --------------     --------------     --------------
Gross margin                                         3,490             2,823              6,181              5,178

Operating expenses:
  Research and development                             695             1,022              1,659              1,967
  Selling                                              360               339                602                767
  Administration                                     1,636             2,362              3,292              4,777
  Loss on impairment of investment - Ajay            3,565                 -              3,565                  -
  Loss on impairment of assets - PPT                     -                 -                  -              1,996
  Loss on impairment of assets - ProActive               -             4,366                  -              4,366
                                               --------------     --------------     --------------     --------------
    Total operating expenses                         6,256             8,089              9,118             13,873
                                               --------------     --------------     --------------     --------------

Loss from operations                                (2.766)           (5,266)            (2,937)            (8,695)

Other (income) expenses:

   Interest expense                                    632             1,067              1,572              2,140
   Other (income) expense, net                        ( 15)              (16)              ( 44)               (24)

                                               --------------     --------------     --------------     --------------
     Total other expenses                              617             1,051              1,528              2,116
                                               --------------     --------------     --------------     --------------

Loss from operations before
   income tax                                       (3,383)           (6,317)            (4,465)           (10,811)
Income tax                                               -                 -                  -                  -
                                               --------------     --------------     --------------     --------------

Net loss from continuing
     operations                                     (3,383)           (6,317)            (4,465)           (10,811)

Discontinued operations:
   Gain from exchange of building for debt of
   the previously discontinued agricultural
   equipment segment                                     -                 -                417                  -
                                               --------------     --------------     ==============     ==============

Net loss                                            (3,383)           (6,317)            (4,048)           (10,811)

Dividends on preferred stock                          (293)             (602)              (534)              (749)
Net loss allocable to common
     shareholders                                  $(3,676)          $(6,919)          $ (4,582)          $(11,560)
                                               ==============     ==============     ==============     ==============

Net loss per common share from
   continuing operations - basic                   $ (0.18)          $ (0.35)           $ (0.25)          $ (0.58)
Net income per common share from discontinued
   operations - basic                                   -                 -                0.02                 -
                                             --------------     --------------       --------------    ------------
Net loss per common share - basic                  $ (0.18)          $ (0.35)           $ (0.23)          $ (0.58)
                                             ==============     ==============       ==============    ==============
Weighted average shares used in per share
  calculation - basic                           19,928,522        19,790,914         19,926,935        19,790,914
                                              ==============     ==============      ==============   ==============

Net loss per common share from
   continuing operations - diluted                  $ (0.18)         $ (0.35)           $ (0.25)           $ (0.58)
Net income per common share from discontinued
   operations - diluted                                   -                -               0.02                  -
                                               --------------     --------------      --------------   -------------
Net loss per common share - diluted                 $ (0.18)         $ (0.35)           $ (0.23)          $ (0.58)
                                               ==============     ==============      ==============   =============
Weighted  average  shares  used in per  share
   calculation - diluted                         19,928,522       19,790,914         19,926,935         19,790,914
                                               ==============     ==============     ===============   =============

        The accompanying notes are an integral part of these statements.

                             Williams Controls, Inc.
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)

                                               Six months         Six months
                                                 Ended               Ended
                                                March 31,          March 31,
                                                  2002                2001
                                             --------------      ---------------
Cash flows from operating activities:
  Net loss                                     $ (4,048)            $(10,811)
  Adjustments  to reconcile net loss
    to net cash (used) provided by operations:
      Depreciation and amortization               1,631                2,193
      Gain from discontinued operations            (417)                   -
      Gain from sale of assets                     ( 45)                   -
      Loss from impairment of investment - Ajay   3,565                    -
      Loss from impairment of assets - PPT            -                1,996
      Loss from impairment of assets - Proactive      -                4,366
  Changes in working capital:
      Receivables, net                             (483)               2,005
      Inventories                                   551                3,325
      Accounts payable and accrued expenses      (1,044)                 662
      Other                                          88                  787
                                             --------------      ---------------
Net cash provided (used)by operating activities  (  202)               4,523


Cash flows from investing activities:
  Payments for property, plant and equipment       (445)                (671)
  Proceeds from sale of assets                       45                    -
                                             --------------      ---------------
Net cash used in investing activities              (400)                (671)


Cash flows from financing activities:
  Net borrowings (payments) of debt and lease
    obligations                                     640               (7,376)
  Net proceeds from secured subordinated debt         -                4,576
  Preferred dividends                                 -                 (147)
                                             --------------      ---------------
Net cash provided by (used in) financing
  activities                                        640               (2,947)

Net increase in cash and cash
  equivalents                                        38                  905

Cash and cash equivalents at beginning of
  period                                              -                   30
                                             --------------      ---------------
Cash and cash equivalents at end of period     $     38             $    935
                                             ==============      ===============

Supplemental disclosure of cash flow
  information:
      Interest paid                            $    324             $  1,066
                                             --------------      ---------------
      Income taxes paid (refund)               $      -             $   (158)
                                             --------------      ---------------
Supplemental disclosure of non-cash
  investing and financing activities:
      Dividends accrued not paid               $    534             $    147

      Debt modification fee accrued, not paid  $    225             $      -

      Accrued fees/interest converted to debt  $    397             $      -

      Dividends for implied returns on         $      -             $    455
           preferred stock

      Secured subordinated debt issuance costs $      -             $     57

      Secured subordinated debt discount       $      -             $    813


        The accompanying notes are an integral part of these statements.


                             Williams Controls, Inc.
              Notes to Unaudited Consolidated Financial Statements
                 Three and Six Months ended March 31, 2002 and 2001 (Dollars in thousands, except share and per share amounts)


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

1.   Organization

     Williams Controls, Inc., including its wholly-owned subsidiaries, Williams Controls Industries, Inc. ("Williams"); Aptek Williams, Inc. ("Aptek"); Premier Plastic Technologies, Inc. ("PPT"); ProActive Acquisition Corporation ("ProActive"); Waaco-Geo, Inc. ("GeoFocus"); NESC Williams, Inc. ("NESC"); Williams Technologies, Inc. ("Technologies"); Williams World Trade, Inc. ("WWT"); Kenco/Williams, Inc. ("Kenco"); Techwood Williams, Inc. ("TWI"); Agrotec Williams, Inc. ("Agrotec") and its 80% owned subsidiaries Hardee Williams, Inc. ("Hardee") and Waccamaw Wheel Williams, Inc. ("Waccamaw") is hereinafter referred to as the "Company" or "Registrant."

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

3.   Going Concern Matters

     The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At March 31, 2002, essentially all of the Company's $8,556 of trade accounts payable was significantly past due, the working capital deficit was ($19,678), and the Company stockholders' equity was a deficit of ($14,790). Additionally, in February 2001 the Company raised $4,576, net of expenses, from a private placement of debt in the form of $4,950 of secured subordinated debentures, which were due March 1, 2002, bearing interest at 12%. The interest was deferred until the maturity of the underlying notes. The Company did not make the principal and interest payments when due on March 1, 2002, and discussions are ongoing with the debenture holders regarding the ultimate satisfaction of this debt. The Company also ceased making payments of preferred stock dividends in the second quarter of fiscal 2001. Also, as described in Note 7 of Notes to the Unaudited Consolidated Financial Statements, the Company was not in compliance with the covenants of its credit agreement with its primary bank at March 31, 2002. The credit agreement matured on July 11, 2001, and the Company has obtained extensions on this debt through June 30, 2002. As a result, the Company has classified the $7,946 owed to its primary bank as a current liability at March 31, 2002. To improve liquidity, the Company has entered into a letter of intent with American Industrial Partners (AIP) whereby AIP would invest approximately $10,000, less fees and expenses, into the Company pursuant to a new Series B Convertible Preferred Stock offering. See Note 8 of Notes to Unaudited Consolidated Financial Statements. Completion of the proposed financing transaction is subject to a number of conditions, including, without limitation, customary due diligence and consent to the transaction by the holders of the Company's outstanding convertible subordinated debt, secured subordinated debt and Series A preferred stock. Following completion of a definitive agreement and upon closing of the transaction, AIP will be entitled to hold a majority of seats on the Company's Board of Directors.


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

4.   Comprehensive  Income  (Loss)

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 130, "Reporting Comprehensive Income", which requires companies to report a measure of all changes in equity except those resulting from investments by owners and distributions to owners. Total comprehensive (loss) for the three months ended March 31, 2002 and 2001 was ($3,383) and ($6,317), respectively, and for the six months ended March 31, 2002 and 2001 was ($4,048) and ($10,811) respectively, and consisted solely of net loss. As of March 31, 2002, accumulated other comprehensive loss was ($2,379) and consisted of accumulated benefit obligations in excess of the plan assets for both the Hourly Employees Pension plan and the Salaried Employees Pension Plan.

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

Following is a reconciliation of basic EPS and diluted EPS from continuing operations:

                                               Three Months Ended                  Three Months Ended
                                                March 31, 2002                     March 31, 2001
                                         --------------------------------    -------------------------------
                                                                  Per                                Per
                                                                 Share                              Share
                                           Loss      Shares      Amount        Loss      Shares     Amount

       Net Loss from
         continuing operations           $(3,383)                             $(6,317)
       Less-Preferred stock dividends       (293)                                (602)
                                         ---------                           ---------
       Basic EPS-
         Net loss allocable to
         common shareholders              (3,676)   19,928,522   $ (0.18)      (6,919)  19,790,914   $(0.35)

       Effect of dilutive securities -
         Stock options and warrants            -           -                        -           -
         Convertible preferred stock           -           -                        -           -
         Convertible subordinated debt         -           -                        -           -
       Diluted EPS -                     ---------  ----------                --------  ----------
         Net loss allocable to
         common shareholders             $(3,676)   19,928,522   $ (0.18)     $(6,919)  19,790,914   $(0.35)
                                         ========= ============ =========    ========= =========== =========

                                                Six Months Ended                    Six Months Ended
                                                 March 31, 2002                      March 31, 2001

                                         --------------------------------    -------------------------------
                                                                  Per                                Per
                                                                 Share                              Share
                                           Loss      Shares      Amount        Loss      Shares     Amount

       Net loss from continuing
                     operations          $ (4,465)                           $(10,811)
       Less-Preferred stock dividends        (534)                               (749)
                                         ---------                           ---------
       Basic EPS-
         Net loss allocable to
         common shareholders               (4,999)   19,926,935   $ (0.25)     (11,560) 19,790,914   $(0.58)

       Effect of dilutive securities -
         Stock options and warrants            -           -                        -           -
         Convertible preferred stock           -           -                        -           -
         Convertible subordinated debt         -           -                        -           -
       Diluted EPS -                     ---------  ----------                --------  ----------
         Net loss allocable to
         common shareholders              $(4,999)   19,926,935   $ (0.25)    $(11,560) 19,790,914   $(0.58)
                                         ========= ============ =========    ========= =========== =========

     At March 31, 2002 and 2001, the Company had options and warrants covering 6,188,736 and 6,236,879 shares, respectively of the Company's common stock outstanding that were not considered in the respective dilutive EPS calculations since they would have been antidilutive. In both periods, conversion of the preferred shares and convertible subordinated debt would have been antidilutive and therefore was not considered in the computation of diluted earnings per share.

6.   Inventories

     Inventories consisted of the following:


                                        March 31,              September 30,
                                           2002                     2001
                                   -------------------     ---------------------
       Raw material                      $2,718                    $3,056
       Work in process                      975                       932
       Finished goods                       481                       737
                                   ===================     =====================
                                         $4,174                    $4,725
                                   ===================     =====================


     Finished goods include component parts and finished product ready for shipment.


7.   Debt

On June 30, 1998, the Company restructured its credit facility with a bank (the "Bank") to consist of a revolving credit facility of up to $16,500, a $3,100 term loan (Term Loan I) and a $2,700 real estate loan. In December 1998, the Company borrowed $2,500 under Term Loan II. In July 1999, the Company borrowed $2,500 under Term Loan III. In February 2000, the Company borrowed $1,000 as an overadvance of its credit agreement (Term Loan IV). Under the revolver, the Company can borrow up to $8,500 (pursuant to the credit agreement, as amended) based upon a borrowing base availability calculated using specified percentages of eligible accounts receivable and inventory. The advance under Term Loan II was repaid during 2000. Term Loans III and IV and a portion of Term Loan I and the Real Estate Loan were repaid in the Third Quarter of 2001 from sales of the land and building at the Aptek subisdary and sale of the GeoFocus subsidary. The revolver bears interest at the Bank's prime rate plus 2.00%, (6.75% at March 31, 2002). Term Loan I bears interest at the Bank's prime rate plus 2.25%, (7.00% at March 31, 2002). The loans and the revolving credit facility matured on July 11, 2001 and were extended through December 31, 2001. Subsequent to December 31, 2001, the Company obtained an extension of the credit facility under an amended forbearance agreement until June 30, 2002. In addition to interest payments, which have been paid monthly, principle payments of $50 will commence on April 1, 2002. As part of the extention through June 30, 2002, the Company converted certain unpaid fees to the Bank to a $397 Bridge Loan, bearing interest at the Bank's prime rate plus 3.25%. This Bridge Loan is to be repaid with 18 monthly payments of $22, plus interest, beginning April 2002. All loans are secured by substantially all of the assets of the Company.

The loan agreement prohibits payment of dividends by the Company except for the Series A Preferred dividend, and requires the Company to maintain minimum working capital of $12,000 and minimum tangible net worth, as defined, of $11,500. The loan also prohibits additional indebtedness and common stock repurchases except through the use of proceeds from stock options exercised, and restricts capital expenditures to an amount not to exceed $10,500 for the two years ended September 30, 1999 and not to exceed $2,500 annually thereafter. In addition, the loan limits incremental operating lease obligations to $600 annually. Fees under the loan agreement include an unused revolver fee of .25% currently and $500 in loan accommodation fees in connection with the loan extensions granted in 2001. At March 31, 2002, the Company was not in compliance with its debt covenants with the Bank. No waivers have been obtained and the default has not been cured, however the company has obtained an extension of the forbearance agreement until June 30, 2002. In connection with this extension, the Company will pay a $225 fee. Accordingly, all of the debt with the Bank of $7,946 has been classified as current liabilities in the accompanying Consolidated Balance Sheet at March 31, 2002.

8.   AIP Letter of Intent

The Company announced it has entered into a letter of intent with American Industrial Partners (AIP) whereby AIP would invest approximately $10,000, less fees and expenses, into the Company pursuant to a new Series B Convertible Preferred Stock offering. Completion of the proposed financing transaction is subject to a number of conditions, including, without limitation, customary due diligence and consent to the transaction by the holders of the Company's outstanding convertible subordinated debt, secured subordinated debt and Series A preferred stock. Following completion of a definitive agreement and upon closing of the transaction, AIP will be entitled to hold a majority of seats on the Company's Board of Directors.


9.   Loss on Impairment of Assets - ProActive and PPT

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

ProActive's sales volumes of adjustable and modular foot pedal systems are limited to one contract that ProActive has with a third party. Additionally, as a result of the Company's overall capital constraints, the Company did not possess the financial resources to further develop additional sales volumes or to achieve the sales volumes originally projected for ProActive.

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

In July 2000, the Company entered into an agreement to sell PPT, its plastic injection molding subsidiary, subject to certain conditions. This transaction was not consummated. As a result of the inability to sell PPT and after reviewing PPT's history of operating problems, workforce levels and profitability, PPT operations were terminated,effective March,2001. Prior to the termination of operations, management of PPT evaluated the realizability of the assets of PPT and the Company recorded an impairment charge on PPT's property, plant, and equipment of $1,996 in the first quarter of fiscal year 2001. This amount has been reflected as a separate line item within the operating expenses of the consolidated statements of operations for the six month period ended March 31, 2001. Management also established additional reserves of $100 and $598 for obsolete and excess inventory and estimated un-collectible accounts receivable, respectively. Net sales and loss from operations of PPT were $1,827, $(1,227) for the three months ended March 31, 2001 and were $4,026 and $(4,833)for the six months ended March 31, 2001.


10.  Disposition of Geofocus

The company sold its GeoFocus subsidiary in the third fiscal quarter of 2001. GeoFocus was consolidated in the accompanying consolidated financial statements at March 31, 2001. Total assets of GeoFocus at March 31, 2001 were not material to the consolidated financial statements. Net sales and (loss) of GeoFocus were $204 and $(194) for the three months ended March 31, 2001 and were $332 and $(380) for the six months ended March 31, 2001.

11.  Gain from Discontinued Operations

In  December  2001,   the  Company   exchanged  a  building  of  its  previously
discontinued Agricultural Equipment segment with a carrying value of $0 in satisfaction of mortgage debt of $417. For the six months ended March 31, 2002 the resulting gain has been recorded in discontinued operations on the accompanying statement of operations and reflected as a gain on sale of buildings, since the fair value of the building was estimated to equal or exceed the carrying value of the debt.

12.  Potential Gain on Settlement of Debt Obligation

Included in Current portion of long-term debt and capital leases at March 31, 2002 is $799 related to an obligation of the parent, Williams Controls, Inc. arising from the discontinued Agricultural Equipment segment. This obligation is payable to a former owner of the assets of a portion of the discontinued Agricultural Equipment segment. In January 2002, the Company entered into a letter of intent to transfer to the prior owner all remaining machinery and inventory for a complete release of the $799 obligation. The Company's carrying value of the inventory and machinery and equipment was $0 at March 31, 2002. The Company will recognize an extraordinary gain (it is estimated that the fair value of the assets exchanged is insignificant) of $799, or $.04 per share,when the transaction is completed. Although it is anticipated that this transaction will be completed, the Company can provide no assurance that such a transaction will ultimately be completed.

13.  Employee Benefit Plans

In the six months ended March 31, 2002, the Company recorded $170 as an estimate of additional liability to participants of the Company's Employee Stock Ownership Plan. As previously disclosed, the Company's benefit plans are currently under audit by the Department of Labor (DOL). The Company continues to cooperate fully with the DOL in regards to the audits but Management is unable to determine if any additional liability will result from the audits.

14.    Segment Information

                                                        Three months        Three Months         Six months         Six months
                                                           Ended               Ended               Ended               Ended
                                                          March 31,           March 31,           March 31,           March 31,
                                                            2002                2001                2002                2001
                                                       ---------------     --------------     ---------------     --------------

Sales by classes of similar products
Vehicle components                                           $12,696             $14,457            $23,992             $29,109
Electrical components and GPS                                    152                 573                275                 900
                                                       ---------------     --------------     ---------------     --------------
                                                             $12,848             $15,030            $24,267             $30,009
                                                       ===============     ===============    ===============     ==============

Earnings (loss) from operations
Vehicle components
  Before loss on impairment of assets                        $ 1,153             $  (473)           $ 1,471             $  (714)
  Loss on impairment of assets                                     -              (4,366)                 -              (6,362)
                                                       ---------------     --------------      ---------------     --------------
  Total vehicle components                                     1,153              (4,839)             1,471              (7,076)
Electrical components and GPS                                   (354)               (427)              (843)             (1,619)
Loss on impairment of investment - Ajay Sports                (3,565)                  -             (3,565)                  -
                                                       ---------------     --------------      ---------------     --------------
                                                             $(2,766)            $(5,266)           $(2,937)            $(8,695)
                                                       ===============     ==============      ===============     ==============
Identifiable assets
Vehicle components                                                                                    $23,370           $31,329
Electrical components and GPS                                                                           2,470             3,566
Corporate                                                                                                 131             2,165
                                                                                               ---------------     --------------
Total assets                                                                                          $25,971           $37,060
                                                                                               ===============     ==============

Capital expenditures
Vehicle components                                      $     327                $   476            $   445             $   658
Electrical components and GPS                                   -                      8                  -                  13
                                                       ---------------     --------------      ---------------     --------------
Total capital expenditures                              $     327                $   484            $   445             $   671
                                                       ===============     ==============      ===============     ==============


Depreciation and amortization
Vehicle components                                      $     524                $ 1,131            $ 1,526             $ 2,034
Electrical components and GPS                                  40                     95                105                 159
                                                       ---------------     --------------      ---------------     --------------
Total depreciation and amortization                     $     564                $ 1,226            $ 1,631             $ 2,193
                                                       ===============     ==============      ===============     ==============

15.   Investment in and notes Receivable from Affiliate

At December 31, 2001, the Company had notes and accounts receivable from Ajay Sports, Inc. (Ajay) with a carrying value of $3,565, including a $500 note receivable reflected as a reduction in the Company's shareholders' equity. The $500 note receivable related to the issuance of 206,719 shares of the Company's common stock to Ajay.

The Company's former chief executive officer and current Chairman of the Board, Thomas W. Itin, who is an officer and shareholder of Ajay, has guaranteed certain loans and investments made by the Company to and in Ajay. Mr. Itin has taken the position that, as a result of his retirement as President and Chief Executive Officer of the Company, his guarantees of certain loans and investments in and to Ajay are no longer in effect. The Company disagrees with the position taken by Mr. Itin. Mr Itin has filed suit in the Circuit Court for Oakland County, Michigan seeking a determination as to the enforceability of these guarantees. The Company has filed suit against Ajay and Mr. Itin in the Multnomah Circuit Court for the State of Oregon seeking payment of all amounts due from Ajay and Mr. Itin. The Company believes the guarantees of Mr. Itin are enforceable and if the Company is unable to collect amounts owed it by Ajay it will seek collections on the guarantees.

The Company had previously accounted for its investment in Ajay using the equity method of accounting. As a result of various changes within both the Company and Ajay, the Company feels it no longer has influence over the operations of Ajay and accordingly has changed to the cost method of accounting for its investments in and note receivable from Ajay. Accordingly, in accordance with the Company's accounting policy for the impairment of long lived assets, the Company has evaluated the realization of its investment in and note receivable from Ajay. Based on the Company's current assessment and collection efforts against Ajay and Mr. Itin's guarantee, the Company believes the investment in and note receivable from Ajay have been impaired and accordingly an impairment loss for the entire carrying value of $3,565 has been provided in the second quarter of fiscal 2002, reflected on the Consolidated Statements of Operations as "Loss on impairment of Investment-Ajay".

The Company has, however, been pursuing, and will continue to pursue collection efforts against both Ajay and the guarantees of Mr. Itin. Any recoveries from Ajay or Mr. Itin will be reflected in the financial statements at the time of collection. During the second quarter of fiscal 2002 the Company obtained a judgement against Ajay in the amount of $ 500 for a portion of the amounts owed by Ajay to the Company.

16.  Reclassifications

Certain amounts previously reported in the financial statements for the six months ended March 31, 2001 have been reclassified to conform to current fiscal year presentation.

Item 2.
                             Williams Controls, Inc.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                (Dollars in thousands, except per share amounts)

Critical Accounting Policies
----------------------------

In response to the SEC's Release No. 33-8040, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies, the Company identified the most critical accounting principles upon which our financial status depends. The Company determined the critical principles by considering accounting policies that involve the most complex or subjective decisions or assessments. The Company identified the most critical accounting policies to be those related to impairment of long-lived assets, warranty and product recall, and pensions and post-retirement benefit obligations.

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


Financial Position and Capital Resources
Financial Condition, Liquidity and Capital Resources

At March 31, 2002, essentially all of the Company's $8,556 of trade accounts payable was significantly past due, the working capital deficit was ($19,678), and the Company stockholders' equity was a deficit of ($14,790). Additionally, in February 2001 the Company raised $4,576, net of expenses, from a private placement of debt in the form of $4,950 of secured subordinated debentures, which were due March 1, 2002, bearing interest at 12%. The interest was deferred until the maturity of the underlying notes. The Company did not make the principal and interest payments when due on March 1, 2002, and is in current discussions with the debenture holders regarding the ultimate satisfaction of this debt. The Company also ceased paying of preferred stock dividends in the second quarter of fiscal 2001. Also, as described in Note 7 of Notes to the Unaudited Consolidated Financial Statements, the Company was not in compliance with the covenants of its credit agreement with its primary bank at March 31, 2002. The credit agreement matured on July 11, 2001, and the Company has obtained extensions on this debt through June 30, 2002. As a result, the Company has classified the $7,946 owed to its primary bank as a current liability at March 31, 2002.

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

At March 31, 2002, the Company's contractual obligations consisted of bank debt of $7,946, capital leases of $549, debt of discontinued operations of $799, Secured Subordinated debt and Convertible Subordinated debt, excluding debt discount, of $4,950 and $2,102, respectively. All of this debt except for $152 of capital leases is shown as a current liability because the debt is due within the next twelve months or is in default. The Company also has operating lease commitments which at March 31, 2002 are due $354 in 2002, $287 in 2003, and $93 in 2004. The Company does not have any material letters of credit, purchase commitments, or debt guarantee outstanding as of March 31, 2002.

To improve liquidity, the Company has entered into a letter of intent with American Industrial Partners (AIP) whereby AIP would invest approximately $10,000, less fees and expenses, into the Company pursuant to a new Series B Convertible Preferred Stock offering. See Note 8 of Notes to Unaudited
Consolidated Financial Statements. Completion of the proposed financing transaction is subject to a number of conditions, including, without limitation, customary due diligence and consent to the transaction by the holders of the Company's outstanding convertible subordinated debt, secured subordinated debt and Series A preferred stock. Following completion of a definitive agreement and upon closing of the transaction, AIP will be entitled to hold a majority of seats on the Company's Board of Directors.


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

Cash flow from operations was negative for the six months ended March 31, 2002 at $202, compared to a source of $4,523 for the six months ended March 31, 2001. Cash from operations improved through a reduction in the loss for the six months ended March 31, 2002 over the corresponding prior year's six month period. The large improvement in the net loss from 2001 to 2002 was more than offset by changes in working capital. On a cash basis, the 2001 loss of $10,811 included a $6,362 non-cash loss from the impairment of assets. Additionally in fiscal 2001 reductions of receivables and inventory and increases in Accounts Payable improved cash flow. The negative cash flow from changes in working capital in 2002 of $888 differs from the net working capital gain in 2001 of $6,779 mainly in the areas of inventory and receivable reduction.

Cash flow from investing was negative for the six months ended March 31, 2002 at $400, wholly from purchase and sale of property, plant and equipment. This compares with $671 negative cash flow for the six months ended March 31, 2001, also from the result of purchases of property, plant and equipment.

Cash flow from financing activities was $640 for the six months ended March 31, 2002 compared to a use of $2,947 for the six months ended March 31, 2001. The net source of funds for the six months ended March 31, 2002 was primarily due to the borrowing of $1,000 at December 31, 2001 under the revolving loan agreement discussed above offset by payments against borrowings. The net use of funds from financing activities for the six months ended March 31, 2001 was primarily due to repayment of debt and lease obligations of $7,376 offset by new borrowings of $4,576.

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


Recent FASB Pronouncements
--------------------------
In June 2000 the FASB issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133" ("SFAS 138"). In June 1999 the FASB issued Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities." ("SFAS 137") SFAS 137 is an amendment to SFAS 133, "Accounting for Derivative Instruments and hedging Activities." SFAS 133, as amended by SFAS 137 and 138 establishes accounting and reporting standards for all derivative instruments. SFAS 133 and 138 are effective for fiscal years beginning after June 15, 2000. The Company adopted SFAS 138 in 2001 and it did not have any material impact on the Company's financial position or results of operations.
In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited on a prospective basis only. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of that Statement, which for the Company was October 1, 2001. As of October 1, 2001, the Company did not have any significant remaining goodwill. The adoption of SFAS 141 and SFAS 142 did not have a significant impact on the financial condition or results of operations of the Company. Goodwill amortization, was $0, and $30 as of March 31, 2002 and 2001, respectively.



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

                             Williams Controls, Inc.
          Management's Discussion and Analysis of Results of Operations
                (Dollars in thousands, except per share amounts)

Results of Operations
Three months ended March 31, 2002 compared to the three months ended March 31, 2001.

Sales
-----

Total net sales decreased $2,182 to $12,848 in the second quarter of fiscal 2002 from $15,030 in the second quarter of fiscal 2001. Excluding the sales in the second fiscal quarter of 2001 of the PPT subsidiary, which was shut down in the second quarter of fiscal 2001, and the sales of the GeoFocus subsidiary, which was sold in the third quarter of fiscal 2001, (See Note 9 and Note 10 of Notes to Consolidated Unaudited Financial Statements) net sales decreased $152 or 1.2%.

Net sales in the Vehicle Components segment decreased $1,761, to $12,696 in the second quarter of fiscal 2002 over the second quarter of fiscal 2001 while the Electrical Components and GPS business segment experienced a decrease in sales of $421 to $152 in the second quarter of fiscal 2002.

Excluding the sales volumes of PPT in the second quarter of fiscal 2002, Vehicle Component segment sales increased $65 or 0.5%.Increased sales in the Portland division more than offset sales reductions in the Company's natural gas conversion kit subsidiary, NESC. Excluding the sales volumes of GeoFocus in the second quarter of fiscal 2001, Electrical Components and GPS segment sales decreased $217, or 58.8%. In the Electrical Components and GPS segment, decreased sales resulted from phasing out a number of its traditional electrical component products in the second half of fiscal 2001. The Company is committed to the development and production of sensors and sensor related products, however, sales from this segment may be significantly lower during fiscal 2002 as a result of the phase out of the traditional electrical component products in fiscal 2001.

Gross margin
------------

Gross margins were $3,490, or 27.2% of net sales, in the second quarter of 2002, compared to $2,823, or 18.8% of net sales, in the comparable fiscal 2001 period. Included in the gross margin for the second quarter of fiscal 2001 was a negative gross margin of $620 related to PPT.

Excluding PPT, gross margins increased $47 in the second quarter of fiscal 2002 over the second quarter of fiscal 2001. As a percent of net sales, the gross margin of 27.2% of sales in the second fiscal quarter of 2002 was higher than the 26.1% of sales, excluding PPT, in fiscal 2001.


Operating expenses
------------------

Operating expenses were $2,691 for the three months ended March 31, 2002 compared to $3,723, excluding the Loss on Impairment of investment in Ajay for the fiscal 2002 period and the Loss on Impairment of assets at Proactive for the comparable fiscal 2001 period. Excluding the operating expenses related to PPT and Geofocus and the Proactive impairment loss, operating expenses for the three months ended March 31, 2001 were $2,847. The lower operating expenses in fiscal 2002 were the result of cost containment efforts.

Impairment Losses
-----------------

The Company had previously accounted for its investment in Ajay using the equity method of accounting. As a result of various changes within both the Company and Ajay, the Company feels it no longer has influence over the operations of Ajay and accordingly has changed to the cost method of accounting for investment in and note receivable from Ajay. Accordingly, in accordance with the Company's accounting policy for the impairment of long lived assets, the Company has evaluated the realization of its investment in and note receivable from Ajay. Based on the Company's current assessment and collection efforts against Ajay and Mr. Itin's guarantee, the Company believes the investment in and note receivable from Ajay have been impaired and accordingly an impairment loss for the entire carrying value of $3,565 has been provided in the second quarter of fiscal 2002. This amount has been reflected as a separate line "Loss on impairment of investment - Ajay" within the operating expenses of the consolidated statements of operations for the three and six month periods ended March 31, 2002.

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

ProActive's sales volumes of adjustable and modular foot pedal systems are limited to one contract that ProActive has with a third party. Additionally, as a result of the Company's overall capital constraints, the Company did not possess the financial resources to further develop additional sales volumes or to achieve the sales volumes originally projected for ProActive.

As a result of the above factors, management performed an analysis to measure the impairment of the long-lived assets of ProActive in accordance with SFAS 121 as of March 31, 2001. Based on management's analysis it was concluded that the undiscounted value of the projected cash flows of ProActive's current business was less than the carrying value of the assets of ProActive as of March 31, 2001. As a result of this conclusion, the Company recorded an impairment charge related to ProActive's remaining carrying value of the goodwill and intangible assets, totaling $4,366. This amount has been reflected as a separate line "Loss on impairment of asset - Proactive" within the operating expenses of the consolidated statements of operations for the three and six month periods ended March 31, 2001.

Interest and Other Expenses
---------------------------

Interest expense decreased $435 to $632 in the second quarter of fiscal 2002 from $1,067 in the second quarter of fiscal 2001. Lower interest on reduced debt levels and lower interest rates were partially offset by increased costs of amortization of the Secured Subordinated Debenture warrant discounts.

Income Taxes
------------

The effective income tax rate was 0.00% for the quarters ended March 31, 2002 and 2001. The Company is in a net operating loss carryforward position and is providing a 100% valuation allowance on all deferred tax assets due to going concern issues.

Net earnings available to common shareholders
---------------------------------------------

Net loss allocable to common shareholders declined to $(3,676) in the quarter ended March 31, 2002 compared to $(6,919) in the comparative prior year period primarily due to losses included in the second quarter of fiscal 2001 that were not incurred in the second quarter of fiscal 2002. These losses included losses on impartment of assets at Proactive and other operating losses attributable to PPT and GeoFocus in fiscal 2001.

Results of Operations
Six months ended March 31, 2002 compared to the six months ended March 31, 2001.

Sales
-----

Total sales decreased $5,742, or 19.1%, to $24,267 for the first six months of fiscal 2002 from $30,009 for the first six months of fiscal 2001, primarily due to lower unit sales volumes in the Company's Vehicle Components segment and to a lesser degree, the Company's Electrical Components and GPS business segment.

Sales in the Vehicle component business segment decreased $5,117, or 17.6% to $23,992 from the sales levels achieved in the first six months of fiscal 2001. The most significant factor in the decline was the closing of the operations of PPT in 2001. PPT sales for the six months ended March 31, 2001 were $4,026. The absense of PPT sales in fiscal 2002 accounts for 78.7% of the sales decline in this segment.

The Electrical Components and GPS component business segment sales decreased $625 to $275 for the six months ended March 31, 2002 compared to the same period in fiscal 2001 primarily as a result of lower sales volumes of the Company's electronic sensors. The company sold its GeoFocus subsidiary in the third fiscal quarter of 2001. GeoFocus was consolidated in the accompanying consolidated financial statements at March 31, 2001.

Gross margin
------------

Gross Margins from operations were $6,181, or 25.5% of sales in the first six months of fiscal 2002 compared to $5,178, or 17.3% of sales in the corresponding six month period of 2001. The increased gross profit margins were mainly due to the the closing of the PPT operation, which had a negative margin of $(1,473) for the six month period in 2001. The gross profit margins for the six month period in 2001 excluding the effect of PPT sales and margin was 25.6%.


Operating Expenses
------------------

Operating expenses were $5,553 for the six months ended March 31, 2002 compared to $7,511 for the comparable fiscal 2001 period, a decrease of $1,958, or 26.1%, excluding the loss from impairment of assets and investments in fiscal 2002 and fiscal 2001. The reduction was primarily as a result of elimination of expenses for the Company's PPT subsidiary.

Research and development expenses decreased $308, to $1,659 during the first six months of fiscal 2002 compared to $1,967 in the comparable fiscal 2001 period, a 15.7% decline. As a percent of sales, research and development expenses increased slightly from 6.6% to 6.8%.

Administrative expenses decreased $1,485 to $3,292 during the first six months of fiscal 2002 compared to $4,777 in the comparable fiscal 2001 period due mainly to the elimination of expenses related to the closed PPT subsidiary.

Impairment Losses
-----------------

As discussed above, the Company recorded an impairment loss of $ 3,565 related to its investment in and note receivable from Ajay in the second quarter of fiscal year 2002. Also as discussed above the Company recorded an impairment loss of $ 4,366 related to the intangible assets of Proactive pedal (Proactive) in the second quarter of fiscal year 2001.

In July 2000, the Company entered into an agreement to sell PPT, its plastic injection molding subsidiary, subject to certain conditions. This transaction was not consummated. As a result of the inability to sell PPT and after reviewing PPT's history of operating problems, workforce levels and profitability, PPT operations were terminated,effective March,2001. Prior to the termination of operations, management of PPT evaluated the realizability of the assets of PPT and the Company recorded an impairment charge on PPT's property, plant, and equipment of $1,996 in the first quarter of fiscal year 2001. This amount has been reflected as a separate line item within the operating expenses of the consolidated statements of operations for the six month period ended March 31, 2001. Management also established additional reserves of $100 and $598 for obsolete and excess inventory and estimated un-collectible accounts receivable, respectively. Net sales and loss from operations of PPT were $1,827, $(1,227) for the three months ended March 31, 2001 and were $4,026 and $(4,833)for the six months ended March 31, 2001.

Interest and Other Expenses
---------------------------

Interest expense decreased $548 or 25.6%, to $1,592 in the first six months of fiscal 2002 from $2,140 in the first six months of fiscal 2001. Lower interest on reduced debt levels and reduced interest rates were partially offset by increased costs of amortization of Secured Subordinated Debentures warrent discounts.

Discontinued Operations-Agricultural Segment
--------------------------------------------

Included in Current portion of long-term debt and capital leases at September 30, 2001 is $417 related to the discontinued Agricultural Equipment segment. The $417 related to a mortgage payable on a building of the Agricultural Equipment segment. The building's carrying value was $0 at September 30, 2001. During the first quarter of fiscal 2002 the mortgage holder sold the building at auction for approximately the mortgage value and completely and fully released the Company from the mortgage. The Company recognized a gain from discontinued operations in the six month period ended March 31, 2002 of $417 related to the satisfaction of the mortgage. Since the estimated fair value of the building was equal to or greater than the debt, the gain was recorded as a gain on sale of building from discontinued operations.

Income Taxes
------------

The effective income tax rate was 0.00% for the six month periods ended March 31, 2002 and 2001. The Company is in a net operating loss carryforward position and is providing a 100% valuation allowance on all deferred tax assets due to going concern issues.

Net earnings available to common shareholders
---------------------------------------------

Net loss allocable to common shareholders improved to $(4,582) in the six month period ended March 31, 2002 compared to $(11,560) in the comparative prior year period primarily due to losses included in fiscal 2001 that were not incurred in the corresponding period of fiscal 2002. These losses included losses on impartment of assets at Proactive and PPT, and other operating losses attributable to PPT and GeoFocus in fiscal 2001.

                                     Part II

Item 1.   Legal Proceedings

          None

Item 2.   Changes in Securities and Use of Proceeds

          None

Item 3.   Defaults Upon Senior Securities

          On November 15, 2000, the Company defaulted under the terms of its credit agreement with the Bank when it failed to repay Term Loans III and IV in the remaining principal amounts of $694 and $1,000, respectively, both due on November 15, 2000. As of March 31, 2002, no waivers have been obtained and the default has not been cured. Forebearance agreements have been reached with the Bank, most recently on January 8, 2002 to extend the loans to June 30, 2002. All the debt with the Bank of $7,946 has been classified as current liabilities in the accompanying Consolidated Balance Sheet at March 31, 2002.

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








Date:  May 20, 2002

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






Date:  May 20, 2002