Form 10-Q
period 2002-06-30
WILLIAMS CONTROLS INC
filed 2002-08-20
CIK 854860

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


          [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: June 30, 2002


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

           The number of shares outstanding of the registrant's common stock at July 30, 2002: 19,928,522

                             Williams Controls, Inc.

                                      Index


                                                                           Page
                                                                          Number

Part I.  Financial Information

  Item 1.  Financial Statements

           Consolidated Balance Sheets, June 30, 2002
             (unaudited) and September 30, 2001                           1

           Unaudited Consolidated Statements of Operations,
             three and nine months ended June 30, 2002 and 2001           2

           Unaudited Consolidated Statements of Cash Flows,
             nine months ended June 30, 2002 and 2001                     3

           Notes to Unaudited Consolidated Financial Statements          4-13

  Item 2.  Management's Discussion and Analysis
             of Financial Condition and Results of Operations           14-23


Part II.  Other Information

  Item 1.  Legal Proceedings                                              24

  Item 2.  Changes in Securities and Use of Proceeds                      24

  Item 3.  Defaults Upon Senior Securities                                24

  Item 4.  Submission of Matters to a Vote of Security Holders            24

  Item 5.  Other Information                                              24

  Item 6.  Exhibits and Reports on Form 8-K                               24

           Signature Page                                                 25

                                     Part I
Item 1.

                             Williams Controls, Inc.
                           Consolidated Balance Sheets
         (Dollars in thousands, except share and per share information)

                                                        June 30,
                                                         2002                  September 30,
                                                      (unaudited)                  2001
                                                      ------------           ---------------
                                            ASSETS
Current Assets:
   Cash and cash equivalents                            $      -                 $       -
   Trade and other accounts receivable,
         less allowance of $425 and $379 at
         June 30, 2002 and September 30, 2001,
       respectively                                        8,033                     8,231
   Inventories, net                                        4,369                     4,725
   Prepaid and other current assets                        1,926                     1,222
                                                      -----------                ----------
     Total current assets                                 14,328                    14,178

Property plant and equipment, net                         11,322                    11,729
Investment in and note receivable from affiliate               -                     3,065
Other assets, net                                            916                       367
                                                      -----------               -----------
        Total assets                                    $ 26,566                 $  29,339
                                                      ===========               ===========

                        LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
   Accounts payable                                     $  8,520                 $   9,434
   Accrued expenses                                        6,977                     9,048
   Current portion of long-term debt and
       capital leases                                     10,937                    13,146
   Convertible subordinated debt, net                          -                     2,082
                                                      -----------               -----------
     Total current liabilities                            26,434                    33,710

Long-term debt and capital lease obligations               3,609                       205
Convertible subordinated debt, net                         2,114                         -
Other liabilities, Primarily employee
           benefit obligations                             6,572                     6,132


Shareholders' equity (deficit):
   Preferred stock ($.01 par value, 50,000,000
         authorized; 78,200 issued and outstanding
         at June 30, 2002 and 78,400 at
         September 30, 2001)                                     1                         1
   Common stock ($.01 par value, 50,000,000
         authorized; 19,928,522 issued and
         outstanding at June 30, 2002 and
       19,921,114 at September 30, 2001)                     199                       199
   Additional paid-in capital                             24,422                    23,069
   Accumulated deficit                                   (34,029)                  (30,721)
   Other comprehensive loss -
       Pension liability adjustment                       (2,379)                   (2,379)
   Treasury stock (130,200 shares at
       June 30, 2002 and September 30, 2001)                (377)                     (377)
   Note receivable                                             -                      (500)
                                                      -----------               -----------
       Total shareholders' equity (deficit)              (12,163)                  (10,708)
                                                      -----------               -----------
Total liabilities and shareholders'
       equity (deficit)                                 $ 26,566                 $  29,339
                                                      ===========               ===========
        The accompanying notes are an integral part of these balance sheets.

                             Williams Controls, Inc.
                      Consolidated Statements of Operations
         (Dollars in thousands, except share and per share information)
                                   (unaudited)
                                         Three months Three months   Nine months  Nine months
                                             Ended        Ended         Ended        Ended
                                           June  30,    June  30,      June 30,    June  30,
                                             2002         2001          2002         2001
                                           -----------  -----------   -----------  -----------
Net Sales                                     $13,467      $12,601       $37,733      $42,610
Cost of sales                                   9,487       10,533        27,572       35,364
                                           -----------  -----------   -----------  -----------
Gross margin                                    3,980        2,068        10,161        7,246
Operating expenses (income):
  Research and development                        856        1,213         2,515        3,180
  Selling                                         360          292           962        1,058
  Administration                                1,443        1,970         4,735        6,748
  Loss on impairment of investment - Ajay           -            -         3,565            -
  Loss on impairment of assets - PPT                -            -             -        1,996
  Loss on impairment of assets - ProActive          -            -             -        4,366
  Gain on sale of land and building - Aptek         -       (1,837)            -       (1,837)
  Gain on sale of Geofocus                          -       (2,486)            -       (2,486)
                                           -----------  -----------   -----------  -----------
    Net operating expenses                      2,659       (  848)       11,777       13,025
                                          -----------  -----------   -----------  -----------
Income (loss) from operations                   1,321        2,916        (1,616)      (5,779)
   Other (income) expenses:
   Interest expense (expense reversal)            (73)       1,202         1,499        3,343
   Other (income) expense, net                      3          (70)         ( 41)         (95)
                                           -----------  -----------   -----------  -----------
     Total other (income) expenses                (70)       1,132         1,458        3,248
                                           -----------  -----------   -----------  -----------
Income (loss) from continuing operations
   before income tax                            1,391        1,784        (3,074)      (9,027)
Income tax benefit                               (231)           -          (231)           -
                                           -----------  -----------   -----------  -----------
Net income (loss) from continuing operations    1,622        1,784        (2,843)      (9,027)
Discontinued operations:
   Gain from exchange of building for debt
   of the previously discontinued
   agricultural equipment segment                   -            -           417            -
                                            -----------  -----------  -----------    ---------
Net income (loss)                               1,622        1,784        (2,426)      (9,027)

Dividends on preferred stock                     (348)        (147)         (882)        (896)
                                           -----------  -----------   -----------   ----------
Net income (loss) allocable to common
     shareholders                             $ 1,274      $ 1,637      $ (3,308)     $(9,923)
                                           =========== ============   ===========   ==========
Net income (loss) per common share from
   continuing operations - basic              $  0.06      $  0.08       $ (0.19)     $ (0.50)
Net income per common share from
   discontinued operations - basic                 -            -           0.02            -
                                            -----------  -----------   -----------   ---------
Net income (loss) per common share-basic      $  0.06      $  0.08       $ (0.17)     $ (0.50)
                                          ===========   ===========   ===========   ==========
Weighted average shares used in per share
   calculation - basic                     19,928,522   19,921,114    19,927,411   19,921,114
                                          ===========   ===========   ===========  ===========
Net income (loss) per common share from
  continuing operations - diluted             $  0.06      $  0.07       $ (0.19)     $ (0.50)
Net income per common share from
  discontinued operations - diluted                 -            -          0.02             -
                                           ----------- -----------   -----------   -----------
Net income (loss) per common share - diluted  $  0.06      $  0.07       $ (0.17)     $ (0.50)
                                           ===========  ===========   ===========  ===========
Weighted  average  shares  used in per
  share calculation - diluted              21,037,522   26,356,023    19,927,411   19,921,114
                                           ===========  ===========   ===========  ===========
        The accompanying notes are an integral part of these statements.
                                                2

                             Williams Controls, Inc.
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)
                                                    Nine months         Nine months
                                                       Ended               Ended
                                                      June  30,          June  30,
                                                        2002                2001
                                                  ------------         ------------
Cash flows from operating activities:
  Net loss                                           $ (2,426)             $(9,027)
  Adjustments  to reconcile net loss
    to net cash (used in) provided by operations:
      Depreciation and amortization                     2,143                2,809
      Gain from discontinued operations                  (417)                   -
      Gain from sale of assets                           ( 45)                   -
      Gain from settlement of interest payable           (720)                   -
      Loss from impairment of investment - Ajay         3,565                    -
      Loss from impairment of assets - PPT                  -                1,996
      Loss from impairment of assets - Proactive            -                4,366
      Gain on sale of land and building - Aptek             -               (1,837)
      Gain on sale of Geofocus                              -               (2,486)
  Changes in working capital:
      Receivables, net                                    198                3,102
      Inventories                                         356                3,393
      Accounts payable and accrued expenses            (2,306)                 744
      Other                                            (  620)                 561
                                                   --------------          --------
Net cash (used in) provided by operating activities    (  272)               3,621

Cash flows from investing activities:
 Payments for property, plant and equipment              (854)                (804)
 Proceeds from sale of land and building - Aptek            -                5,750
 Proceeds from sale of Geofocus                             -                2,900
 Proceeds from sale of assets                              45                    -
 Increase in investment in and notes
       Receivable from affiliate                            -               (1,450)
                                                   -----------            ---------
Net cash provided by (used in)
       investing activities                              (809)               6,396

Cash flows from financing activities:
Net borrowings (payments) of debt and lease
    obligations                                         1,009              (14,617)
Net change in book overdraft                              618                  141
Financing costs related to recapitalization              (546)                   -
Net proceeds from secured subordinated debt                 -                4,576
  Preferred dividends                                       -                 (147)
                                                   --------------      ---------------
Net cash provided by (used in) financing
  activities                                            1,081              (10,047)

Net increase (decrease) in cash and cash
  equivalents                                               -                  (30)

Cash and cash equivalents at beginning of
  period                                                    -                   30
                                                 -------------       --------------
Cash and cash equivalents at end of period           $      -             $      -
                                                  ============        =============

                           Williams Controls, Inc.
             Consolidated Statements of Cash Flows (continued)
                             (Dollars in thousands)
                                   (Unaudited)
                                                    Nine months         Nine months
                                                       Ended               Ended
                                                      June  30,          June  30,
                                                        2002                2001
                                                  ------------         ------------
Supplemental disclosure of cash flow information:
      Interest paid                                  $    504             $  3,346
                                                   --------------      ---------------
      Income taxes paid (refund)                     $     45             $   (158)
                                                  --------------      ---------------

Supplemental disclosure of non-cash investing and financing activities:
   Previously accrued dividends
       transferred to equity                         $    471             $      -
   Dividends accrued not paid, 2002 amount
       transferred to equity                         $    882             $    294
   Reduction of debt in exchange for building        $    417             $      -
   Debt modification fee accrued, not paid           $    225             $    300
   Accrued fees/interest converted to debt           $    397             $      -
   Dividends for implied returns on preferred stock  $      -             $    455
   Secured subordinated debt issuance costs          $      -             $     57
   Secured subordinated debt discount                $      -             $    813

        The accompanying notes are an integral part of these statements.

                             Williams Controls, Inc.
              Notes to Unaudited Consolidated Financial Statements
               Three and Nine Months ended June 30, 2002 and 2001
           (Dollars in thousands, except share and per share amounts)

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

2.   Interim Consolidated Financial Statements

The unaudited interim consolidated financial statements have been prepared by the Company and, in the opinion of management, reflect all material normal recurring adjustments, except as otherwise disclosed, which are necessary to a fair statement of results for the interim periods presented. The interim results are not necessarily indicative of the results expected for the entire fiscal year. Certain information and footnote disclosures made in the last annual report on Form 10-K have been condensed or omitted for the interim consolidated statements. Certain costs are estimated for the full year and allocated to interim periods based on activity associated with the interim period. Accordingly, such costs are subject to year-end adjustment. It is the Company's opinion that, when the interim consolidated statements are read in conjunction with the September 30, 2001 annual report on Form 10-K, the disclosures are adequate to make the information presented not misleading. The interim consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

3.   Subsequent Events - Recapitalization

On July 1, 2002 the Company completed the previously announced recapitalization transaction with American Industrial Partners (AIP) whereby an affiliate of AIP invested $13,000, less fees and expenses, into the Company by acquiring 130,000 shares of the Company's new Series B Preferred Stock, 15% Redeemable Convertible Series (Series B Preferred). As a result of the transaction, AIP will be entitled to elect a majority of the members of the Company's Board of Directors. Along with the investment by AIP, an investor group that held $2,000 of the Company's 12% secured Subordinated Debentures exchanged those securities for $2,000 of Series B Preferred. As additional elements of the recapitalization transaction, the Company has (i) entered into a new five-year revolving and term loan agreement with its existing primary lender, Wells Fargo Credit, Inc.; (ii) repaid from the cash proceeds of sale of Series B Preferred the remaining $3,000 face amount of 12% secured subordinated debentures, after giving consideration to the $2,000 of debentures converted to Series B; (iii)eliminated the conversion feature, increased the interest rate to 12.0% (further increasing to 15.0% in July, 2003) and extended the maturity to July 1, 2004 of approximately $2,149 face amount of convertible subordinated debentures; (iv) exchanged approximately $7,755 in Series A Preferred Stock, 7 1/2% Convertible Redeemable Series, (Series A Preferred) shares for Series A-1 Preferred Stock, Non-Redeemable Convertible Series, (Series A-1 Preferred); (v) cancelled accrued but unpaid dividends of $1,413 on Series A preferred exchanged for Series A-1 Preferred which were outstanding as of July 14, 2002 and (vi) will accrue in the fourth quarter of 2002 a one-time dividend on the new Series A-1 Preferred in an amount approximating the dividends canceled as a result of the exchange of the Series A Preferred. The remaining cash proceeds from the recapitalization will be used for working capital purposes, including the payment of certain past due accounts payable.

As a result of the recapitalization transaction, the Company has made the following reclassifications in the accompanying balance sheet at June 30, 2002:

         Reclassified from current to long term debt $2,000 of 12% secured subordinated debentures which were subsequently exchanged for series B Preferred.

         Reclassified to long term debt $1,520 of term amounts due Wells Fargo Credit, Inc. which had previously been shown as short term debt but with the new agreement have been refinanced on a long term basis.

         Reclassified from current liabilities accrued dividends of $1,353 of Series A Preferred, which were accrued through June 30, 2002, to additional paid in capital as they will not be paid in cash.

         Reclassified $2,114 of convertible subordinated debt from current liabilities to long term as a result of debt covenant violations which have now been cured.

The Series B Preferred is convertible into shares of common stock at $.85 per share. The shares of Series A-1 Preferred are convertible into shares of common stock at $.66. Both conversion prices are subject to customary anti-dilution adjustment. The Series B conversion price may also be adjusted based on certain future transactions. Series B Preferred is mandatorily redeemable on July 1, 2009 or following a change of control of the Company. Dividends on Series B Preferred are payable in kind.

The following unaudited pro forma condensed consolidated balance sheet reflects the effects of the recapitalization as if it had occurred on June 30, 2002.

                             Williams Controls, Inc.
                       Pro Forma Condensed Consolidated Balance Sheets
         (Dollars in thousands, except share and per share information)

                                               June 30           Pro forma          June 30
                                                 2002           adjustments           2002
                                              (unaudited)                         (pro forma)
                                              ------------       ---------          ----------
Current Assets                                $ 14,328        (1)  $10,960          $  22,288
                                                              (2)   (3,000)
Long term assets                                11,692                   -             11,692
Recapitilization costs not allocated               546        (1)    1,123              1,669
                                            -----------          ----------         ---------
        Total assets                          $ 26,566             $ 9,083     -    $  35,649
                                            ===========          ==========         ==========

Current Liabilities excluding debt            $ 15,497                   -          $  15,497
Current portion of long-term debt and
   capital leases                               10,937        (2)   (3,000)             7,937
                                            -----------            --------          --------
     Total current liabilities                  26,434              (3,000)            23,434

Long-term debt and capital leases                3,609        (3)   (2,000)             1,609
Subordinated debt, net                           2,114        (4)       35              2,149
Other liabilities, Primarily employee
           benefits                              6,572                   -              6,572

Mandatory redeemable Series B preferred              -        (3)    2,000             14,150
                                                              (1)   12,150
Shareholders' deficit                          (12,163)       (4)   (  102)           (12,265)
                                            -----------       -------------        -----------
Total liabilities and shareholders'
       Deficit                                $ 26,566             $ 9,083          $  35,649
                                              =========         ===========         ==========

Pro forma adjustments

(1) Adjustment to record estimated proceeds from the issuance of Series B Preferred to AIP and estimated other recapitalization costs. Total proceeds of $13,000 less fees of $850 paid to AIP are reflected as mandatory redeemable Series B Preferred of $12,150. Total other estimated recapitalization costs of $1,669 have not been allocated in the above pro forma balance sheet as the Company is still determining the proper allocation. The amounts when finalized will be allocated to either (a) deferred financing costs and amortized over the related debt, (b) as additional costs of issuance of the Series B Preferred and netted against the $12,150 above, (c) charged to the shareholders' deficit as costs of the exchange of Series A Preferred for Series A-1 Preferred.

(2) Adjustment to reflect the repayment of $3,000 of the 12% secured subordinated debentures which were not converted to Series B Preferred.

(3) Adjustment to reflect the conversion of $2,000 of 12% secured subordinated debentures to Series B Preferred.

(4) The exchange of Series A Preferred for Series A-1 Preferred will be recorded at fair value of the Series A-1 Preferred with any difference between such fair value and the carrying value of the Series A Preferred reflected as an increase or decrease in additional paid in capital and an offsetting amount in accumulated deficit. The amount paid of $67 to holders of the 12% secured subordinated debentures which were converted to Series B Preferred will be expensed. Also a loss of $35 is reflected in the pro forma adjustments to record the subordinated debt at fair value in accordance with EITF 96-16.

In the notes to the financials in the filings of the Form 10-K and 10-Q for the periods from March 31, 1999 through the filing as of March 31, 2002 the Company addressed going concern matters, including significantly past due trade accounts payable, a working capital deficit, and a deficit in stockholders equity. Additionally, the Company did not make the principal and interest payments when due on March 1, 2002, on $5,000 face of secured subordinated debentures. The Company ceased making payments of preferred stock dividends in the second quarter of fiscal 2001. Also, as described in Note 8 of Notes to the Unaudited Consolidated Financial Statements, the Company was not in compliance with the covenants of its credit agreement with its primary bank at June 30, 2002. The credit agreement matured on July 11, 2001, and the Company had obtained extensions on this debt through June 30, 2002.

A key element of management's plans to address the above going concern issue was the completion of the recapitalization transaction and the obtainment of a new amended and restated credit agreement with Wells Fargo Credit, Inc. As discussed above, both of these items have been completed and in the opinion of management, these financing transactions together with cash flow provided from operations will be sufficient to meet the cash needs of the Company for the foreseeable future.

4.   Comprehensive Income (Loss)

Statement of Financial Accounting Standards 130, "Reporting Comprehensive Income", requires companies to report a measure of all changes in equity except those resulting from investments by owners and distributions to owners. Total comprehensive income (loss) for the three months ended June 30, 2002 and 2001 was $1,622 and $1,784, respectively, and for the nine months ended June 30, 2002 and 2001 was ($2,426) and ($9,027) respectively, and consisted solely of net income (loss). As of June 30, 2002, accumulated other comprehensive loss was ($2,379) and consisted of accumulated benefit obligations in excess of the plan assets for both the Hourly Employees Pension plan and the Salaried Employees Pension Plan.

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

Following is a reconciliation of basic EPS and diluted EPS
                                            Three Months Ended         Three Months Ended
                                               June 30, 2002             June 30, 2001
                                     --------------------------    --------------------------
                                                           Per                          Per
                                     Income               Share    Income              Share
                                               Shares    Amount              Shares   Amount

  Net Income                        $ 1,622                       $ 1,784
  Less-Dividends on Preferred stock    (348)                         (147)
                                    ---------                   ---------
  Basic EPS-
    Net income allocable to
    common shareholders             $ 1,274  19,928,522 $  0.06    $1,637   19,921,114 $ 0.08

  Effect of dilutive securities -
    Stock options and warrants            -           -                 -    2,475,000
    Convertible preferred stock           -           -               147    2,850,909
    Convertible subordinated debt        40   1,109,000                40    1,109,000
    Diluted EPS -                   -------- ----------           --------  ----------
    Net income allocable to
    common shareholders             $ 1,314  21,037,522 $  0.06   $ 1,824   26,356,023 $0.07
                                    ======== ========== ========  ========  ========== =====

                                          Nine Months Ended              Nine Months Ended
                                            June 30, 2002                 June 30, 2001
                                   ----------------------------  ---------------------------
                                                          Per                            Per
                                      Loss               Share       Loss              Share
                                               Shares   Amount              Shares    Amount

 Net loss                          $ (2,426)                     $( 9,027)
  Less-Dividends on Preferred stock    (882)                         (896)
                                   ---------                     ---------
  Basic and diluted EPS-
    Net loss allocable to
    common shareholders            $ (3,308) 19,927,411 $ (0.17) $( 9,923) 19,921,114$(0.50)
                                     ======= ========== =======   ======== ========== ======

For the nine months ended June 30, 2002 and 2001, the Company had options, warrants and convertible securities covering 9,702,575 and 10,196,605 shares, respectively of the Company's common stock that were not considered in the respective dilutive EPS calculations since they would have been antidilutive. For the three months ended June 30, 2002 and June 30, 2001, the Company had options, warrants, and convertible securities covering 8,593,575 and 3,761,879 shares that were not considered in the respective dilutive EPS calculations since they would have been antidilutive.

6.   Inventories

     Inventories consisted of the following:
                                        June 30,             September 30,
                                           2002                     2001
                                     -----------               -----------
       Raw material                      $3,202                    $3,056
       Work in process                      742                       932
       Finished goods                       425                       737
                                     ===========               ===========
                                         $4,369                    $4,725
                                     ===========               ===========

     Finished goods include component parts and finished product ready for shipment.

7.   Agreement to settle accounts payable and interest

On June 28, 2002, in contemplation of the completion of the AIP transaction, the Company entered into an agreement with a vendor and customer of the Company, Caterpillar, Inc. (Caterpillar) to remedy past due accounts between the Company and Caterpillar. The agreement calls for the Company to remit to Caterpillar $1,250 during the first week of July, 2002 and monthly payments through December, 2002 for a total of $2,806. Part of this agreement calls for the Company and Caterpillar to return to normal vendor terms. Also in connection with the agreement, Caterpillar agreed to a reduction of previously accrued interest on past due payables. As a result, the Company reduced accrued interest and interest expense by $720 for the three months ended June 30, 2002. The $720 is shown as a reduction of interest expense in the statement of operations. In connection with the transaction, the Company adopted early application of Statement of Financial Accounting Standard No. 145 and accordingly, the $ 720 is not reflected as an extraordinary item.

8.         Debt

This note to Financial Statements should be read in conjunction with Note 3 to the Interim Financial Statements with reference to Exhibits to this Form 10-Q. On June 30, 1998, the Company restructured its credit facility with a bank (the "Bank") to consist of a revolving credit facility of up to $16,500 (Revolver), a $3,100 term loan (Term Loan I) and a $2,700 real estate loan (Real Estate Loan). Under the Revolver, the Company can borrow up to $8,500 (pursuant to the credit agreement, as amended) based upon a borrowing base availability calculated using specified percentages of eligible accounts receivable and inventory. The Revolver bears interest at the Bank's prime rate plus 2.25%, (7.00% at June 30, 2002). Term Loan I bore interest at the Bank's prime rate plus 2.25%, (7.25% at June 30, 2002). Term Loan I was paid in full in connection with the Company's new loan agreement with Wells Fargo Credit, Inc. executed on July 1, 2002. The Bank loans and the revolving credit facility originally matured on July 11, 2001 and were extended through December 31, 2001. Subsequent to December 31,2001, the Company obtained an extension of the credit facility under an amended forbearance agreement until June 30, 2002. In addition to interest payments, which have been paid monthly, principle payments of $50 commenced on April 1, 2002. As part of the extension through June 30, 2002, the Company converted certain unpaid fees to the Bank to a $397 Bridge Loan, bearing interest at the Bank's prime rate plus 3.25%. This Bridge Loan is to be repaid with 18 monthly payments of $22, plus interest, beginning April 2002. This loan was paid in full in connection with the Company's new loan agreement with Wells Fargo Credit, Inc. executed on July 1, 2002. All loans are secured by substantially all of the assets of the Company.

The terms of the Amended and Restated Credit Agreement (Agreement) entered into with Wells Fargo Credit, Inc (Wells) on July 1, 2002 call for a total commitment on the part of Wells of $12,200. The interest rate on the revolver portion of this loan is the prime rate (4.75% at July 1, 2002) plus 2.00%. Payments on this portion of the loan are made from the daily collections of accounts receivable balances. In connection with the Agreement, the Company refinanced $2,200 of amounts outstanding at June 30, 2002 under the previous loan agreement with Wells in the form of new term loans. The interest rate on the term loans is the prime rate (4.75% at July 1, 2002) plus 2.25% and payments on these loans will be made in the amount of $57 per months plus interest. The Agreement allows the Company the option of paying interest based on LIBOR rates instead of prime rate if certain conditions are met. The interest rate on the revolver portion of the loan is the LIBOR rate plus 4.85% and the interest rate the term portion of the loan is the LIBOR rate plus 5.10%. The Company is in compliance with the covenants of the new Agreement and the Company and Wells will determine new prospective covenants for the five year term of the loan by September 30, 2002

The Company's long term debt and capital leases consisted of the following at June 30, 2002 and September 30, 2001

                                                               June 30, 2002    September 30,2001
                                                               -------------    -----------------
Bank revolving credit facility originally due July 11, 2001, extended to June
30, 2002, bearing interest at a variable
rate. (7.00% at June 30, 2002 and 8.00% at September 30, 2001        $ 5,692 (1)          $ 4,548
Bank Term Loan I, originally due July 11, 2001,
extended to June 30, 2002, bearing interest at a variable
rate. (7.25% at June 30, 2002 and 8.25% at September 30, 2001)         1,844 (1)            1,994
Bank Term Loan (bridge loan) bearing interest at a variable
rate. (8.00% at June 30, 2002)                                           331 (1)                -
Unsecured debt, defaulted and judgment against the Company
granted July 12, 2001, balance currently due, judgment
interest at 14%                                                          799                  799
Real estate loan , due October 15, 2001, Default judgment
against Company granted November 2001.                                     -                  417
Lease termination settlements payable (various)                          472                    -
Secured subordinated debentures                                        5,000                4,677
Capital leases                                                           408                  916
                                                                    --------              -------
                                                                      14,546               13,351
Less current portion                                                  10,937               13,146
                                                                    --------              -------
                                                                    $  3,609              $   205
                                                                    ========              =======

(1)      Amount refinanced in connection with Amended and Restated Credit
        Agreement

     The Long term portion of debt at June 30, 2002 includes $1,520 of debt due Wells which was refinanced on a long term basis and $2,000 of Secured Subordinated debt which was converted to Series B Preferred Stock (see note
     3)

9.   Loss on Impairment of Assets - ProActive Pedal (Proactive) and PPT

In accordance with Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (SFAS 121), long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows of the assets.

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

As a result of the above factors, management performed an analysis to assess the impairment of the long-lived assets of ProActive in accordance with SFAS 121 as of March 31, 2001. Based on management's analysis it was concluded that the undiscounted future cash flows of ProActive's current business were less than the carrying value of the assets of ProActive as of March 31, 2001. This leads to a fair value assessment to determine impairment. As a result of this assessment, the Company recorded an impairment charge related to ProActive's remaining carrying value of the goodwill and intangible assets, totaling $4,366. This amount has been reflected as a separate line item within the operating expenses of the consolidated statements of operations for the nine month period ended June 30, 2001.

PPT operations were terminated, effective March, 2001. Prior to the termination of operations, management of PPT evaluated the realizability of the assets of PPT and the Company recorded an impairment charge on PPT's property, plant, and equipment of $1,996 in the first quarter of fiscal year 2001. This amount has been reflected as a separate line item within the operating expenses of the consolidated statements of operations for the nine month period ended June 30, 2001. Management also established additional reserves of $100 and $598 for obsolete and excess inventory and estimated un-collectible accounts receivable, respectively. Net sales and loss from operations of PPT were $0, and $(750) for the three months ended June 30, 2001 and were $4,029 and $(6,854) for the nine months ended June 30, 2001.

10.  Disposition of Geofocus

The company sold its GPS equipment subsidiary, GeoFocus, in the third fiscal quarter of 2001. The sales price was $3,500 and the proceeds were used to pay down secured bank debt. The gain recognized on the sale of Goefocus was $2,486. Excluding the gain on the sale, net sales and (loss) of GeoFocus were $475 and $(478) for the three months ended June 30, 2001 and were $807 and $(858) for the nine months ended June 30, 2001. Approximately $100 of the proceeds from the sale are held in escrow and will be released when the escrow period ends or certain contingencies are resolved. Any monies received will be recorded as additional gain when received.

11.  Gain from Discontinued Operations

In December 2001, the Company exchanged a building of its previously discontinued Agricultural Equipment segment with a carrying value of $0 in satisfaction of mortgage debt of $417. For the nine months ended June 30, 2002, the resulting gain has been recorded in discontinued operations on the accompanying statement of operations and reflected as a gain on sale of buildings, since the fair value of the building was estimated to equal or exceed the carrying value of the debt.


12.  Potential Gain on Settlement of Debt Obligation

Included in Current portion of long-term debt and capital leases at June 30, 2002 is $799 related to an obligation of the parent, Williams Controls, Inc. arising from the discontinued Agricultural Equipment segment. This obligation is payable to a former owner of the assets of a portion of the discontinued Agricultural Equipment segment. In January 2002, the Company entered into a letter of intent to transfer to the prior owner all remaining machinery and inventory for a complete release of the $799 obligation. The Company's carrying value of the inventory and machinery and equipment was $0 at June 30, 2002. The Company will recognize a gain of $799, or $.04 per share, when the transaction is completed. Although it is anticipated that this transaction will be completed, the Company can provide no assurance that such a transaction will ultimately be completed.

13.  Employee Benefit Plans

In the nine months ended June 30, 2002, the Company recorded $170 as an estimate of additional liability to participants of the Company's Employee Stock Ownership Plan. As previously disclosed, the Company's benefit plans are currently under audit by the Department of Labor (DOL). The Company continues to cooperate fully with the DOL in regards to the audits but Management is unable to determine if any additional liability will result from the audits.

     14.    Segment Information

                                   Three months    Three Months    Nine months    Nine months
                                        Ended            Ended           Ended          Ended
                                       June 30,        June 30,        June 30,       June 30,
                                         2002            2001            2002           2001
                                  -------------       ---------     -----------       --------

     Net sales by classes of similar products
     Vehicle components                 $13,423         $11,879         $37,414       $40,073
     Electrical components and GPS           44             722             319         2,537
                                   ------------     -----------     -----------    ----------
                                        $13,467         $12,601         $37,733       $42,610
                                       ========        ========        ========      ========

     Income (loss) from operations
     Vehicle components
       Before loss on impairment
       and Gain on sale of assets      $ 1,368        $  (631)         $ 2,772       $(1,389)
       Loss on impairment of assets                         -                -        (6,362)
       Gain on sale of Aptek land/building              1,837                -         1,837
                                       --------      ---------        ---------     ---------
       Total vehicle components          1,368          1,206            2,772        (5,914)
     Electrical components and GPS        ( 47)          (776)            (823)       (2,351)
     Gain on sale of Geofocus                -          2,486                -         2,486
     Loss on impairment of investment -
       Ajay Sports                           -              -           (3,565)            -
                                      ---------      ---------        ---------      --------
                                       $ 1,321        $ 2,916          $(1,616)      $(5,779)
                                      =========      =========        =========     =========
     Identifiable assets
     Vehicle components                                                $24,682       $18,319
     Electrical components and GPS                                       1,753        10,954
     Corporate                                                             131         3,207
                                                                      ---------     ---------
     Total assets                                                      $26,566       $32,480
                                                                     =========     ========
     Capital expenditures
     Vehicle components              $     409         $   312         $   854       $   795
     Electrical components and GPS           -               -               -             9
                                     ----------     -----------     ------------    ---------
     Total capital expenditures      $     409         $   312         $   854       $   804
                                    ===========       =========       =========     ========

     Depreciation and amortization
     Vehicle components              $     472         $   511         $ 1,998       $ 2,548
     Electrical components and GPS          40              82             145           261
                                   ----------        ---------       ----------    ---------
     Total depreciation and
                       amortization  $     512         $   593         $ 2,143       $ 2,809
                                   ===========     ===========     ===========   ===========


15.   Investment in and note Receivable from Affiliate

  At December 31, 2001, the Company's had notes and accounts receivable from Ajay Sports, Inc. (Ajay) with a carrying value of $3,565, including a $500 note receivable reflected as a reduction in the Company's shareholders' equity. The $500 note receivable related to the issuance of 206,719 shares of the Company's Common stock to Ajay.

  The Company's former chief executive officer and current Chairman of the Board, Thomas W. Itin, who is an officer and shareholder of Ajay, has guaranteed certain loans and investments made by the Company to Ajay and in Ajay. Mr. Itin has taken the position that, as a result of his retirement as President and Chief Executive Officer of the Company, his guarantees of certain loans and investments in and to Ajay are no longer in effect. The Company disagrees with the position taken by Mr. Itin. Mr Itin has filed suit in the Circuit Court for Oakland County, Michigan seeking a determination as to the enforceability of these guarantees. The Company has filed suit against Ajay and Mr. Itin in the Multnomah Circuit Court for the State of Oregon seeking payment of all amounts due from Ajay and Mr. Itin. The Company believes the guarantees of Mr. Itin are enforceable and if the Company is unable to collect amounts owed it by Ajay it will seek collections on the guarantees.

  The Company had previously accounted for its investment in Ajay using the equity method of accounting. As a result of various changes within both the Company and Ajay, the Company feels it no longer has influence over the operations of Ajay and accordingly has changed to the cost method of accounting for its investment in and note receivable from Ajay. Accordingly, in accordance with the Company's accounting policy for the impairment of long lived assets, the Company has evaluated the realizability of its investment in and note receivable from Ajay. Based on the Company's current assessment and collection efforts against Ajay and Mr. Itin's guarantee, the Company believes the investment in and note receivable from Ajay have been impaired and accordingly an impairment loss for the entire carrying value of $3,565 has been provided in the second quarter of fiscal 2002, reflected on the Consolidated Statements of Operations as "Loss on impairment of Investment-Ajay".

  The Company has, however, been pursuing, and will continue to pursue collection efforts against both Ajay and the guarantees of Mr. Itin. Any recoveries from Ajay or Mr. Itin will be reflected in the financial statements at the time of collection. During the second quarter of fiscal 2002 the Company obtained summary judgement against Ajay in the amount of $ 500 for a portion of the amounts owed by Ajay to the Company.

16.      Reclassifications

Certain amounts previously reported in the financial statements for the three and nine month periods ended June 30, 2001 have been reclassified to conform to the current year presentation.

         Item 2.
                                      Williams Controls, Inc.
                              Management's Discussion and Analysis of
                           Financial Condition and Results of Operations
                         (Dollars in thousands, except per share amounts)

General
-------

During the third quarter of 2002 the Company took a number of steps to improve both its financial condition and operating results. At June 30, 2002 the Company had total current assets of $14,328 and total assets of $26,566. At September 30, 2001 the Company's total current assets were $14,178 and its total assets were $29,339. At June 30, 2002 and September 30, 2001, respectively, the Company had accumulated a shareholders' deficit of $12,163 and $10,708. During the third quarter, the Company continued with a number of steps begun earlier in the fiscal year with the goal of strengthening the Company's financial position and performance including a recapitalization transaction concluded shortly after the end of the third fiscal quarter as further described in subsequent event recapitalization transaction below. In the opinion of management, the Company has taken a number of crucial steps to position the company for improved operational and financial performance in future periods.

Subsequent Event--Recapitalization
-----------------------------------

On July 1, 2002, the Company completed a previously announced recapitalization transaction led by American Industrial Partners. In connection with this transaction, the Company sold shares of Series B Preferred stock to American Industrial Partners Capital Fund III, L.P. (AIP) for a purchase price of $13,000, in connection with which the Company received net cash proceeds, after payment of fees and expenses, of approximately $11,000. The Company also converted $2,000 of its secured subordinated debentures due March 1, 2002, into Series B Preferred stock and repaid the remaining $3,000 of secured subordinated debentures from the cash proceeds of the Series B Preferred stock to AIP. The Company exchanged approximately 99% of its Series A Preferred stock for newly authorized Series A-1 Preferred stock in a transaction that involved the cancellation of all unpaid dividends accrued on the Series A Preferred stock being exchanged and the accrual, commencing on the issue date and ending on September 30, 2002, of an equal amount of dividends on the Series A-1 Preferred stock, after which the Series A-1 Preferred will not bear dividends. The Company amended its outstanding convertible subordinated debentures to extend the maturity date, change the interest rate and eliminate the conversion feature. The Company obtained a new $12,200 five year secured term loan and revolving credit facility with the Company's existing lender, Wells Fargo Credit, Inc. (Wells).

The Series B Preferred stock issued in the recapitalization transaction has a minimum dividend rate of 15%; the dividend rate may increase to 20% under certain circumstances. The Series B Preferred stock is convertible into shares of common stock at a current conversion price of $.85 per share, subject to adjustment, and is subject to mandatory redemption seven years after issuance or upon a change in control of the Company. The Series A-1 Preferred stock issued in the recapitalization transaction does not bear dividends (except for the one time dividend discussed above and is convertible into common stock at a current conversion price of $.66 per share, subject to adjustment.

The Company's new credit facility with Wells replaced the Company's prior loan facility, which matured in July, 2001. Wells continued to lend to the Company after expiration of the prior loan facility under a series of extension and forbearance agreements. At June 30, 2002, the Company was out of compliance with its loan covenants. On July 1, 2002, the Company's existing term loan balances of $2,175 and the existing revolving credit balance of $5,692 were converted to the new credit terms. The Company is now in compliance with the financial covenants in its new credit agreement. The new loan facility with Wells provides for $12,200 in revolving and term loans. Interest rates under the new agreement are currently 2.00% in excess of the Bank's prime rate for the revolving debt and 2.25% in excess of the Bank's prime rate for the term loans.

At June 30, 2002, the Company had a significant amount of past due vendor debt and was on C.O.D. or prepayment terms with virtually all of its suppliers of goods and services. The recapitalization transaction has allowed the Company to make arrangements for payment or compromise of its past due obligations. Management is currently working with its suppliers to return to normal credit terms. Management does not anticipate any material future supply disruptions like the ones discussed in prior reports on Form 10-Q and 10-K.

As a result of the recapitalization transaction, certain amounts owing under the Company's loans with Wells of $1,520 at June 30, 2002, and the outstanding balance of the convertible subordinated debentures of $2,114 at June 30, 2002, classified as current liabilities at September 30, 2001, and March 31, 2002, were reclassified to long-term obligations at June 30, 2002.

Results of Operations
Three months ended June 30, 2002, compared to the three months ended June 30, 2001.
--------------------------------------------------------------------------------
Net Sales
---------

Total net sales increased by $866 to $13,467 or 6.8% in the third quarter of fiscal year 2002 from $12,601 in the third quarter of fiscal year 2001. Excluding the sales in the third fiscal quarter of 2001 of the GeoFocus subsidiary, which was sold in the third quarter of fiscal 2001, (See Note 10 of Notes to Consolidated Unaudited Financial Statements) net sales increased $1,341 or 11%. Of this increase $1,218 is attributed to additional volume at the Portland facility.

Net sales in the Vehicle Components segment increased $1,544, to $13,423 in the third quarter of fiscal 2002 over the third quarter of fiscal 2001 while the Electrical Components and GPS business segment experienced a decrease in sales of $678 to $44 in the third quarter of fiscal 2002. Excluding the sales volumes of GeoFocus in the third quarter of fiscal 2001, Electrical Components and GPS segment sales decreased $203, or 82%. In the Electrical Components and GPS segment, decreased sales resulted from phasing out a number of its traditional electrical component products and the ceasing of operations of the Geofocus subsidiary in the second half of fiscal 2001. The Company is committed to the development and production of sensors and sensor related products, however, sales from this segment will be significantly lower during fiscal 2002 as a result of the phase out of the traditional electrical component products in fiscal 2001. With the ceasing of operations of Geofocus, it is anticipated that the activity in the Electrical Components and GPS segment will decline to the extent that segment financial reporting for this activity will not be material, and be eliminated.

Gross margin
------------

Gross margins were $3,980, or 29.6% of net sales, in the third quarter of 2002, compared to $2,068, or 16.4% of net sales, in the comparable fiscal 2001 period. Included in the gross margin for the third quarter of fiscal 2001 was a negative gross margin of $639 related to PPT.

Excluding PPT, gross margins increased $1,273 in the third quarter of fiscal 2002 over the third quarter of fiscal 2001. As a percent of net sales, the gross margin of 29.6% of sales in the third fiscal quarter of 2002 was higher than the 21.5% of sales, excluding PPT, in fiscal 2001. The lower margin in fiscal 2001 is driven by a negative 21.0% margin shown by the Florida facility. The Florida facility margin for the same period of 2002 was 0.9%.

The Portland facility, which accounted for over 85% of the sales volume during the three month period ended June 30, 2002, showed an increase in gross margin from 30.7% during the three month period ended June 30, 2001 compared to 33.9% during the comparable period of fiscal 2002. Gross margin for the three-month period ended June 30, 2002 was increased by a $200 reduction in the previously provided product recall reserve based on a change in the estimated number of vehicles to be inspected. Gross margin for the three-month period ended June 30, 2002 was reduced by a $82 adjustment in accounts payable related to the agreement with Caterpillar.

Operating expenses
------------------

Operating expenses were $2,659 for the three months ended June 30, 2002 compared to $(848) for the three months ended June 30, 2001. Included in the June 30, 2001 operating expenses were gains of $1,837 related to the sale of land and building at the Aptek subsidiary and $2,486 related to sale of Geofocus assets. Excluding these gains the operating expenses for the three months ended June 30, 2001 were $3,475. The largest factor in lower operating expenses in fiscal 2002 was a $426 decline in research and development spending at the Florida facility, which reduced product development activity and also the reduction in administrative expenses as a result of the consolidation of Florida facilities. Included in the 2002 operating expenses is a $250 fee payable to a former investment advisor.

Gain on Sale of Assets
----------------------

The Company sold its GPS equipment subsidiary, GeoFocus, in the third fiscal quarter of 2001. The gain recognized on the sale of Goefocus was $2,486, and is shown as a separate line in operating expenses for both the three and nine month periods ended June 30, 2001. Also during the third fiscal quarter of 2001, the Company sold land and building at the Aptek subsidiary. The gain recognized on the sale was $1,837 and is shown as a separate line in operating expenses for both the three and nine month periods ended June 30, 2001.

Interest and Other Expenses
---------------------------

Interest expense decreased $1,275 to (73) in the third quarter of fiscal 2002 from $1,202 in the third quarter of fiscal 2001. Excluding the impact of a gain on the settlement of interest payable of $720 (see note 7 to the financial statements), interest expense decreased $555, attributable to reduced debt levels and lower interest rates during the three month period ended June 30, 2002 when compared to the three month period ended June 30, 2001.

Income Taxes
------------

The Company is in a net operating loss carry-forward position and is providing a 100% valuation allowance on all deferred tax assets due to the uncertainty regarding their realization. During July, 2002 the Company received a refund of $276 on federal taxes from the 1996 fiscal year and reflected this amount as an income tax benefit for both the three and nine months ended June 30, 2002. This amount was offset by payments made for certain state taxes during 2002. The refund was due to a recent change in the tax law which allowed the Company to carry back certain net operating losses five years as opposed to two.

Net earnings available to common shareholders
---------------------------------------------

Net income allocable to common shareholders declined to $1,274 in the quarter ended June 30, 2002 compared to $1,637 in the comparative prior year period. There were lower margins and higher interest expense in the three month period ended June 30, 2001 when compared to the same period of fiscal 2002. These factors reducing net income were offset by gains from the sale of assets of Aptek and GeoFocus.

Results of Operations
Nine months ended June 30, 2002 compared to the nine months ended June 30, 2001.
--------------------------------------------------------------------------------

Net Sales
---------

Total net sales decreased $4,877, or 11.4%, to $37,733 for the first nine months of fiscal 2002 from $42,610 for the first nine months of fiscal 2001, primarily due to the closing of two of the Company's subsidiaries; PPT (2001 sales of $4,029) and Geofocus (2001 sales of $807). Excluding the sales of the closed subsidiaries from the total sales for the nine-month period ended June 30, 2001, the net sales for the nine month period ended June 30, 2002 declined only $41 from the comparable prior year period.

Net sales in the Vehicle component business segment decreased $2,659 or 6.6% to $37,414 from the sales levels during the first nine months of fiscal 2001. The most significant factor in the decline was the absence of the operations of PPT in 2002. PPT sales for the nine months ended June 30, 2001 were $4,029. Excluding the PPT sales, this segment had a $1,370 increase in sales for the nine months ended June 30, 2002 compared to the same period in fiscal 2001. Portland vehicle component sales increased $1,571 while sales at the other operating sites declined $201.

The Electrical Components and GPS component business segment sales decreased $2,218 to $319 for the nine months ended June 30, 2002 compared to the same period in fiscal 2001. This was primarily a result of lower sales volumes of the Company's electronic sensors and the sale of its GeoFocus subsidiary in the third fiscal quarter of 2001. GeoFocus was consolidated in the accompanying consolidated financial statements at June 30, 2001.

Gross margin
------------

Gross Margins from operations were $10,161, or 26.9% of net sales in the first nine months of fiscal 2002 compared to $7,246, or 17.0% of net sales in the corresponding nine-month period of 2001. The increased gross profit margins were mainly due to the closing of the PPT operation, which had a negative margin of $(2,112) for the nine-month period in 2001. The gross profit margins for the nine month period in 2001 excluding the PPT sales and margin was 24.3%. Other factors in the margin differences: The Geofocus operation ceased operations during the third quarter of fiscal 2001. Geofocus had a $305 margin (37.8%) for the nine-month period ended June 30, 2001. Gross margin for the nine-month period ended June 30, 2002 was increased by a $200 reduction in the previously provided product recall reserve based on a change in the estimated number of vehicles to be inspected. Gross margin for the nine-month period ended June 30, 2002 was reduced by a $82 adjustment in accounts payable related to the agreement with Caterpillar.

Operating Expenses
------------------

Operating expenses were $11,777 for the nine months ended June 30, 2002 compared to $13,025 for the comparable fiscal 2001 period, a decrease of $1,248, or 9.6%. Excluding the impairment losses and gains on sales (nonrecurring events) in both fiscal 2002 and fiscal 2001, operating expenses declined $2,774, or 25.3% for the nine month period ended June 30, 2002 compared to the same period of fiscal 2001. The reduction was primarily as a result of elimination of expenses following the closure of the Company's PPT and Geofocus subsidiaries and also the reduction in administration expenses as a result of the consolidation of the Florida facilities.

Research and development expenses decreased $665, to $2,515 during the first nine months of fiscal 2002 compared to $3,180 in the comparable fiscal 2001 period, a 20.9% decline. The decline in this expense was primarily at the Florida facility, which reduced product development activity. As a percent of sales, research and development expenses decreased slightly from 7.5% to 6.7%.

Administrative expenses decreased $2,013 to $4,735 during the first nine months of fiscal 2002 compared to $6,748 in the comparable fiscal 2001 period due mainly to the elimination of expenses related to the closed PPT and Geofocus subsidiaries and the consolidation of the Florida facilities. Included in the 2002 operating expenses is $250 fee payable to a former investment advisor.

Gain on Sale of Assets
----------------------

The Company sold its GPS equipment subsidiary, GeoFocus, in the third fiscal quarter of 2001. The gain recognized on the sale of Goefocus was $2,486, and is shown as a separate line in operating expenses for both the three and nine month periods ended June 30, 2001. Also during the third fiscal quarter of 2001, the Company sold land and building at the Aptek subsidiary. The gain recognized on the sale was $1,837 and is shown as a separate line in operating expenses for both the three and nine month periods ended June 30, 2001.

Impairment Losses
-----------------

The Company had previously accounted for its investment in Ajay using the equity method of accounting. As a result of various changes within both the Company and Ajay, the Company feels it no longer has influence over the operations of Ajay and accordingly has changed to the cost method of accounting for its investment in and note receivable from Ajay. In accordance with the Company's accounting policy for the impairment of long lived assets, the Company has evaluated the realization of its investment in and note receivable from Ajay. Based on the Company's current assessment and collection efforts against Ajay and Mr. Itin's guarantee, the Company believes the investment in and note receivable from Ajay have been impaired and accordingly an impairment loss for the entire carrying value of $3,565 has been provided in the second quarter of fiscal 2002. This amount has been reflected as a separate line "Loss on impairment of investment - Ajay" within the operating expenses of the consolidated statements of operations for the nine month period ended June 30, 2002.

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

As a result of the above factors, management performed an analysis to assess the impairment of the long-lived assets of ProActive in accordance with SFAS 121 as of March 31, 2001. Based on management's analysis it was concluded that the undiscounted value of future cash flows of ProActive's current business was less than the carrying value of the assets of ProActive as of March 31, 2001. This leads to a fair value assessment to determine impairment. As a result of this assessment, the Company recorded an impairment charge related to ProActive's remaining carrying value of the goodwill and intangible assets, totaling $4,366. This amount has been reflected as a separate line "Loss on impairment of asset - Proactive" within the operating expenses of the consolidated statements of operations for the nine month period ended June 30, 2001.

PPT operations were terminated, effective March, 2001. Prior to the termination of operations, management of PPT evaluated the realizability of the assets of PPT and the Company recorded an impairment charge on PPT's property, plant, and equipment of $1,996 in the first quarter of fiscal year 2001. This amount has been reflected as a separate line item within the operating expenses of the consolidated statements of operations for the nine month period ended June 30, 2001. Management also established additional reserves of $100 and $598 for obsolete and excess inventory and estimated un-collectible accounts receivable, respectively. Net sales and loss from operations of PPT were $0 and $(750) for the three months ended June 30, 2001 and were $4,029 and $(6,854)for the nine months ended June 30, 2001.

The Company sold its GPS equipment subsidiary, GeoFocus, in the third fiscal quarter of 2001. The gain recognized on the sale of Goefocus was $2,486, and is shown as a separate line in operating expenses for both the three and nine month periods ended June 30, 2001. Also during the third fiscal quarter of 2001, the Company sold land and building at the Aptek subsidiary. The gain recognized on the sale was $1,837 and is shown as a separate line in operating expenses for both the three and nine month periods ended June 30, 2001.


Interest and Other Expenses
---------------------------

Interest expense decreased $1,844 or 55.2%, to $1,499 in the first nine months of fiscal 2002 from $3,343 in the first nine months of fiscal 2001. Lower interest on reduced debt levels and reduced interest rates were partially offset by increased costs of amortization of Secured Subordinated Debentures warrant discounts. In addition, interest expense was reduced by a gain on the settlement of interest payable of $720 (see note 7 to the financial statements).

Discontinued Operations-Agricultural Segment
--------------------------------------------

Included in Current portion of long-term debt and capital leases at September 30, 2001 is $417 related to the discontinued Agricultural Equipment segment. The $417 related to a mortgage payable on a building of the Agricultural Equipment segment. The building's carrying value was $0 at September 30, 2001. During the first quarter of fiscal 2002 the mortgage holder sold the building at auction for approximately the mortgage value and completely and fully released the Company from the mortgage. The Company recognized a gain from discontinued operations in the nine month period ended June 30, 2002 of $417 related to the satisfaction of the mortgage. Since the estimated fair value of the building was equal to or greater than the debt, the gain was recorded as a gain on sale of building from discontinued operations.

Income Taxes
------------

The Company is in a net operating loss carry-forward position and is providing a 100% valuation allowance on all deferred tax assets due to uncertainty regarding their realization. During July, 2002 the Company received a refund of $276 on federal taxes from the 1996 fiscal year and reflected this amount as an income tax benefit for both the three and nine months ended June 30, 2002. This amount was offset by payments made for certain state taxes during 2002. The refund was due to a recent change in the tax law which allowed the Company to carry back certain net operating losses five years as opposed to two.

Net Income (loss) allocable to common shareholders
--------------------------------------------------

Net loss allocable to common shareholders improved to $(3,308) in the nine month period ended June 30, 2002 compared to $(9,923) in the comparative prior year period primarily due to losses included in fiscal 2001 that were not ongoing in the corresponding period of fiscal 2002. These losses included losses on impairment of assets at Proactive and PPT, and other operating losses attributable to PPT and GeoFocus in fiscal 2001.

Financial Condition, Liquidity and Capital Resources
----------------------------------------------------

The new loan facility with Wells provides for $12,200 of revolving credit and term loans. Amounts outstanding as of June 30, 2002 under the previous credit agreement were converted to the new agreement including $2,200 of new term loans which are payable in the amount of $57 per month plus interest. Interest rates under the new agreement are currently 6.75% for the revolving credit and 7.00% for the term loans. It is expected that the Company and Wells will enter into new covenant requirements by September 30, 2002.

At June 30, 2002, the Company's contractual obligations consisted of bank debt of $7,867, capital leases of $408, debt of discontinued operations of $799, secured subordinated debt and convertible subordinated debt, excluding debt discount, of $5,000 and $2,149, respectively. The Company also has operating lease commitments, which, at June 30, 2002, are due $176 in 2002, $287 in 2003, and $93 in 2004. The Company does not have any material letters of credit, purchase commitments, or debt guarantees outstanding as of June 30, 2002.

Cash flow from operations was a use of $(272) for the nine months ended June 30, 2002, compared to a source of $3,621 for the nine months ended June 30, 2001. Cash from operations declined despite a large improvement in net loss for the comparable periods of 2002 and 2001. The significant improvement in the net loss from 2001 to 2002 was more than offset by changes in working capital. On a cash basis, the 2001 loss of $9,027 included a $6,362 non-cash loss from the impairment of assets. In addition, reductions in receivables and inventory and increases in accounts payable improved cash flow in fiscal year 2001. The negative cash flow from changes in working capital in 2002 of ($2,372) differs from the net working capital gain in 2001 of $7,800 mainly in the areas of inventory, receivable reduction, and payments of accounts payable and accrued expenses.

Cash flow from investing was negative for the nine months ended June 30, 2002 at $809, wholly from purchase and sale of property, plant and equipment. This compares with $6,396 positive cash flow for the nine months ended June 30, 2001, the result of sale of assets of two subsidiaries and the purchase of property, plant and equipment.

Cash flow from financing activities was $1,081 for the nine months ended June 30, 2002, compared to a use of $10,047 for the nine months ended June 30, 2001. The net source of funds for the nine months ended June 30, 2002, was primarily due to the borrowing of $1,000 at December 31, 2001, under the revolving loan agreement offset by payments against borrowings and expenses incurred and deferred related to the recapitalization and the increase in book overdraft. The net use of funds from financing activities for the nine months ended June 30, 2001 was primarily due to repayment of debt and lease obligations of $14,617 offset by new borrowings of $4,576.

The filings of the Form 10-K and 10-Q for the periods from March 31, 1999 through the filing as of March 31, 2002 the Company addressed going concern matters, including significantly past due trade accounts payable, a working capital deficit,and a deficit in stockholders equity. Additionally, the Company did not make the principal and interest payments when due on March 1, 2002, on $5,000 face of secured subordinated debentures. The Company ceased making payments of preferred stock dividends in the second quarter of fiscal 2001. Also, as described in Note 8 of Notes to the Unaudited Consolidated Financial Statements, the Company was not in compliance with the covenants of its credit agreement with its primary bank at June 30, 2002. The credit agreement matured on July 11, 2001, and the Company had obtained extensions on this debt through June 30, 2002.

A key element of management's plans to address the above going concern issue was the completion of the recapitalization transaction and the obtainment of a new amended and restated credit agreement with Wells. As discussed above in subsequent event-recapitalization, both of these items have been completed and in the opinion of management, these financing transactions together with cash flow provided from operations will be sufficient to meet the cash needs of the Company for the foreseeable future.

Market Risk
-----------
The Company is exposed to future interest rate changes on its debt. The Company does not believe that a hypothetical 100 basis point increase in end of period interest rates payable to the Company's principal lender would have a material effect on the Company's cash flow.

Recent FASB Pronouncements
--------------------------
In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Accounting Standard (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited on a prospective basis only. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of that Statement, which for the Company was October 1, 2001. As of October 1, 2001, the Company did not have any significant remaining goodwill. The adoption of SFAS 141 and SFAS 142 did not have a significant impact on the financial condition or results of operations of the Company. Goodwill amortization was $0 and $30 as of June 30, 2002 and 2001, respectively.

In June and August 2001, the FASB issued SFAS No.'s 143 and 144, "Accounting for Asset Retirement Obligations" and "Accounting for the Impairment or Disposal of long-lived Assets." Under SFAS 143, the fair value of a liability for an asset retirement obligation must be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS 144 retains SFAS 121's ("Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of") fundamental provisions for the: 1) recognition and measurement of impairment of long-lived assets to be held and used; and 2) measurement of long-lived assets to be disposed of by sale. These statements are effective for the Company's fiscal year ended 2003. The Company has not performed an analysis of the effect of SFAS
143. The Company does not expect the adoption of SFAS 144 to have a material impact on the Company's financial position or results of operations. As discussed in Note 7 to the financial statements, the Company elected early adoption of SFAS No.145.

Labor Negotiations
------------------

The Company has approximately 120 employees represented by the International Union, United Automobile Workers of American and Amalgamated Local 492 (the "Union"). The current agreement with the Union expires on September 1, 2002. The Company has entered into discussions with the Union for the purpose of reaching agreement on a replacement contract. The Company's management believes that its relationship with the Union and union employees is good. There has never been a work stoppage at Williams Controls related to a union issue. Management has committed to working toward a reasonable replacement contract, however, in this situation there exists a possibility of a work stoppage.

Critical Accounting Policies
----------------------------

In response to the SEC's Release No. 33-8040, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies," the Company identified the most critical accounting principles upon which our financial status depends. The Company determined the critical principles by considering accounting policies that involve the most complex or decisions or assessments. The Company identified the most critical accounting policies to be those related to impairment of long-lived assets, warranty and product recall, and pensions and post-retirement benefit obligations.

Impairment of Long-Lived Assets
-------------------------------

We account for the impairment of long-lived assets in accordance with Financial Accounting Standards Board (FASB) Statement No. 121 and, beginning in fiscal year 2003, will account for it in accordance with FASB Statement No. 144. The Company tests for impairment when factors indicate that the asset may not be recoverable from future undiscounted cash flows and calculates the amount of impairment using discounted cash flows. Estimates of future cash flows require judgment and may change based on, among other things, the market for our products, technology advances, and customer relationships.

Warranty and Product Recall
---------------------------

The Company provides a warranty covering defects arising from products sold. The Company has established a warranty accrual based on historical return rates of products. In addition, the Company issued a product recall in late fiscal year 2001. The Company recorded an accrual for this product recall based on estimates of the number of units to be returned and the estimated costs of repair. While management believes the estimates used are reasonable, they are subject to change and such change could be material.

Costs associated with returned product and repair and inspection expense have been less than anticipated through June 30, 2002 and based on a change in the number of anticipated inspections, costs are expected to continue to be less. Accordingly, the Company reviewed the adequacy of the product recall accrual at June 30, 2002, and reduced the accrual by $200, reducing Cost of Sales by $200 for the three and nine month periods ended June 30, 2002.

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

                                              Part II

         Item 1.   Legal Proceedings

                   None

         Item 2.   Changes in Securities and Use of Proceeds

                   None

         Item 3.   Defaults Upon Senior Securities

                   The Company has experienced defaults under certain of its senior securities. Information above under the heading "Financial Condition, Liquidity and Capital Resources" is incorporated herein by reference.

         Item 4.   Submission of Matters to a Vote of Security Holders

                   None

         Item 5.   Other Information

                   None


Item 6

(a)

              3.1 Certificate of Incorporation of the Registrant as amended. (Incorporated by reference to Exhibit 3.1 to the Registrant's annual report on form 10-K filed on December 26, 1995).
              3.2 Certificate to Provide for the Designation, Preferences, Rights, Qualifications, Limitations or Restrictions Thereof, of the Series A Preferred Stock, 7 1/2% Redeemable Convertible Series (incorporated by reference to Exhibit 3.1 to the Registrant's quarterly report on form 10-Q filed on May 1, 1998).
              3.3 Certificate to Provide for the Designation, Preferences, Rights, Qualifications, Limitations or Restrictions Thereof, of the Series A-1 Preferred Stock, Non-Redeemable Convertible Series.
              3.4 Certificate to Provide for the Designation, Preferences, Rights, Qualifications, Limitations or Restrictions Thereof, of the Series B Preferred Stock, 15% Redeemable Convertible Series (incorporated by reference to Exhibit (d)(v) to the Schedule TO-I/A filed on July 5, 2002).
              3.5 Certificate of Elimination for Mandatory Preferred Stock (incorporated by reference to Exhibit (d)(vi) to the Schedule TO-I/A filed on July 5, 2002).
              3.6         Restated By-Laws of the Registrant as amended July 1,
                          2002.
              4.1 Series B Preferred Stock Purchase Agreement, dated May 31, 2002. (Incorporated by reference to Exhibit (d)(i) to the Schedule TO-I/A filed on June 11, 2002).
              4.2 Series B Preferred Registration Rights Agreement, dated as of July 1, 2002, by and among the Company, American Industrial Partners Capital Fund III, L.P., and Dolphin Offshore Partners L.P. (incorporated by reference to Exhibit (d)(vii) to the Schedule TO-I/A filed on July 5, 2002).
              4.3 Series B Preferred Shareholder Agreement, by and among the Company, American Industrial Partners Capital Fund III, L.P., Dolphin Offshore Partners L.P. and Eubel, Brady & Suttman Asset Management, Inc. (incorporated by reference to Exhibit (d)(viii) to the Schedule TO-I/A filed on July 5, 2002).
              4.4 Taglich Voting Agreement (incorporated by reference to Exhibit (d)(x) to the Schedule TO-I/A filed on July 5,
                          2002).
              4.5 Series A-1 Preferred Registration Rights Agreement, dated as of July 15, 2002, by and among the Company and the holders of Series A-1 Preferred Stock.
              4.6 Form of Amended and Restated Subordinated Debenture Due July 1, 2004 (incorporated by reference to Exhibit
                          (d)(xii) to the Schedule TO-I/A filed on July 5,
                          2002).
              4.7         Form of warrant (incorporated by reference to Exhibit
                          (d)(iii) to the Schedule TO-I/A filed on June 11,
                          2002).
              10.1 Preferred Stock Placement Agreement, dated April 17, 1998 (incorporated by reference to Exhibit (d)(ii) to the Schedule TO-I/A filed on June 11, 2002).
              10.2 Master Services Agreement, dated as of July 1, 2002, by and among American Industrial Partners, a Delaware general partnership, and the Company (incorporated by reference to Exhibit (d)(ix) to the Schedule TO-I/A filed on July 5, 2002).
              10.3 Dolphin Side Letter, dated as of July 1, 2002 (incorporated by reference to Exhibit (d)(xi) to the Schedule TO-I/A filed on July 5, 2002).
              10.4 Amended and Restated Credit Agreement, dated July 1, 2002 (incorporated by reference to Exhibit (d)(xiii) to the Schedule TO-I/A filed on June 11, 2002).

              99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Eugene Goodson.
              99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Dennis Bunday.
              99.3        Press release issued August 15, 2002.
              99.4        Press release issued August 16, 2002.


(b)      Form 8-K filed June 14, 2002 and July 5, 2002 and July 25, 2002.

                                                                    Exhibit 99.1


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Williams Controls, Inc (the "Company") on Form 10-Q for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, R. Eugene Goodson, Chairman of the Board and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934;
and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ R. Eugene Goodson
R. Eugene Goodson
Chief Executive Officer
Williams Controls,  Inc
August 19, 2002

                                                                   Exhibit 99.2
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Williams Controls, Inc (the "Company") on Form 10-Q for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Dennis
E. Bunday, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:
          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Dennis E. Bunday
Dennis E. Bunday
Chief Financial Officer
Williams Controls, Inc
August 19, 2002

                                      Williams Controls, Inc.

                                             Signature


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                             WILLIAMS CONTROLS, INC.






                                             By: /s/ R. Eugene Goodson
                                           ----------------------------
                                                    R. Eugene Goodson
                                                    President and
                                                    Chief Executive Officer



                                             By: /s/ Dennis E. Bunday
                                           ----------------------------
                                                    Dennis E. Bunday,
                                                    Chief Financial Officer








Date:  August 19, 2002

                             Williams Controls, Inc.

                                    Signature


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      WILLIAMS CONTROLS, INC.





                                                /sGENE GOODSON
                                                ----------------------------
                                                Gene Goodson
                                                President and
                                                Chief Executive Officer



                                                /s/DENNIS E. BUNDAY
                                                ----------------------------
                                                Dennis E. Bunday,
                                                Chief Financial Officer



       Date:  August 19, 2002