Form 10-Q/A
period 2002-06-30
WILLIAMS CONTROLS INC
filed 2002-08-20
CIK 854860

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               AMENDMENT NO. 1 TO
                                    FORM 10-Q


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


Part II.  Other Informatio
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

                                EXPLANATORY NOTE

This amendment No. 1 on Form 10-Q/A to the Quarterly Report on form 10Q for the period ended June 30, 2002, is being made for the purpose of amending and restating in its entirety Part II, Item 6. No other information included in the original report on Form 10-Q is amended by this Form 1110Q/A. Part I Item 1.

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








Date:  August 20, 2002