Form 10-Q/A
period 2002-06-30
WILLIAMS CONTROLS INC
filed 2002-08-21
CIK 854860

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 AMENDMENT NO. 2
                                   FORM 10-Q/A

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

                                EXPLANATORY NOTE

This Amendment No. 2 on Form 10-Q/A to the Registrant's Quarterly Report on Form 10Q for the period ended June 30, 2002, is being made for the purpose of filing inadvertently omitted exhibit numbers 3.3, and 4.5 contained in Part II, Item 6. No other information included in the original report on Form 10-Q or Amendment No. 1 on Form 10-Q/A is amended by this Amendment No. 2 on Form 10-Q/A.

                                     Part II


Item 6

(a)
              3.1 Certificate of Incorporation of the Registrant as amended. (Incorporated by reference to Exhibit 3.1 to the Registrant's annual report on form 10-K filed on December 26, 1995).
              3.2 Certificate to Provide for the Designation, Preferences, Rights, Qualifications, Limitations or Restrictions Thereof, of the Series A Preferred Stock, 7 1/2% Redeemable Convertible Series (incorporated by reference to Exhibit 3.1 to the Registrant's quarterly report on form 10-Q filed on May 1, 1998).
              3.3 Certificate to Provide for the Designation, Preferences, Rights, Qualifications, Limitations or Restrictions Thereof, of the Series A-1 Preferred Stock, Non-Redeemable Convertible Series.
              3.4 Certificate to Provide for the Designation, Preferences, Rights, Qualifications, Limitations or Restrictions Thereof, of the Series B Preferred Stock, 15% Redeemable Convertible Series (incorporated by reference to Exhibit (d)(v) to the Schedule TO-I/A filed on July 5, 2002).
              3.5 Certificate of Elimination for Mandatory Preferred Stock (incorporated by reference to Exhibit (d)(vi) to the Schedule TO-I/A filed on July 5, 2002).
              3.6         Restated By-Laws of the Registrant as amended July 1,
                          2002.*
              4.1 Series B Preferred Stock Purchase Agreement, dated May 31, 2002. (Incorporated by reference to Exhibit (d)(i) to the Schedule TO-I/A filed on June 11, 2002).
              4.2 Series B Preferred Registration Rights Agreement, dated as of July 1, 2002, by and among the Company, American Industrial Partners Capital Fund III, L.P., and Dolphin Offshore Partners L.P. (incorporated by reference to Exhibit (d)(vii) to the Schedule TO-I/A filed on July 5, 2002).
              4.3 Series B Preferred Shareholder Agreement, by and among the Company, American Industrial Partners Capital Fund III, L.P., Dolphin Offshore Partners L.P. and Eubel, Brady & Suttman Asset Management, Inc. (incorporated by reference to Exhibit (d)(viii) to the Schedule TO-I/A filed on July 5, 2002).
              4.4 Taglich Voting Agreement (incorporated by reference to Exhibit (d)(x) to the Schedule TO-I/A filed on July 5,
                          2002).
              4.5 Series A-1 Preferred Registration Rights Agreement, dated as of July 15, 2002, by and among the Company and the holders of Series A-1 Preferred Stock.
              4.6 Form of Amended and Restated Subordinated Debenture Due July 1, 2004 (incorporated by reference to Exhibit
                          (d)(xii) to the Schedule TO-I/A filed on July 5,
                          2002).
              4.7         Form of warrant (incorporated by reference to Exhibit
                          (d)(iii) to the Schedule TO-I/A filed on June 11,
                          2002).
              10.1 Preferred Stock Placement Agreement, dated April 17, 1998 (incorporated by reference to Exhibit (d)(ii) to the Schedule TO-I/A filed on June 11, 2002).
              10.2 Master Services Agreement, dated as of July 1, 2002, by and among American Industrial Partners, a Delaware general partnership, and the Company (incorporated by reference to Exhibit (d)(ix) to the Schedule TO-I/A filed on July 5, 2002).
              10.3 Dolphin Side Letter, dated as of July 1, 2002 (incorporated by reference to Exhibit (d)(xi) to the Schedule TO-I/A filed on July 5, 2002).
              10.4 Amended and Restated Credit Agreement, dated July 1, 2002 (incorporated by reference to Exhibit (d)(xiii) to the Schedule TO-I/A filed on June 11, 2002).

              99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Eugene Goodson.*
              99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Dennis Bunday.*
              99.3        Press release issued August 15, 2002.*
              99.4        Press release issued August 16, 2002.*

*  Previously filed on August 20, 2002.

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








Date:  August 21, 2002