Form 10-K
period 2002-09-30
WILLIAMS CONTROLS INC
filed 2002-12-30
CIK 854860

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: September 30, 2002
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-18083

Williams Controls, Inc.
(Exact name of registrant as specified in its charter)

Delaware	84-1099587
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
14100 SW 72nd Avenue Portland, Oregon	97224
(Address of principal executive office)	(Zip code)
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

(1) Yes ☒ No ☐

(2) Yes ☒ No ☐

        Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

Yes ☐ No ☒

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        As of December 1, 2002, 19,928,522 shares of Common Stock were outstanding and the aggregate market value of the shares (based upon the closing price of the shares as reported on the over the counter bulletin board) of Williams Controls, Inc. held by nonaffiliates was approximately $3,631,204.

Documents Incorporated by Reference

The registrant will incorporate by reference into part III of Form 10-K portions of its proxy statement for its 2003 annual meeting of Shareholders

Williams Controls, Inc.

Index to 2002 Form 10-K

		Page
Part I
Item 1.	Description of Business	3-7
Item 2.	Properties	8
Item 3.	Legal Proceedings	8
Item 4.	Submission of Matters to a Vote of Security Holders	8
Part II
Item 5.	Market for Registrant's Common Equity and Related Stockholder Matters	9
Item 6.	Selected Financial Data	9-10
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10-20
Item 8.	Financial Statements and Supplementary Data	20-59
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	60
Part III
Item 10.	Directors and Executive Officers of the Registrant	60
Item 11.	Executive Compensation	60
Item 12.	Security Ownership of Certain Beneficial Owners and Management	60
Item 13.	Certain Relationships and Related Transactions	60
Part IV
Item 14.	Controls and Procedures	61
Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	61
Signatures		62

WILLIAMS CONTROLS, INC.
Form 10-K

Part I
(Dollar amounts in thousands, unless otherwise indicated)

        Cautionary Statement:    This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, those statements relating to development of new products, our financial condition, our ability to increase distribution of our products, integration of businesses we acquire, and disposition of any of our business lines. We use words such as "expect," "anticipate," "plan," "believe," "seek," "estimate," "intend," "future" and similar expressions to identify forward-looking statements. These forward-looking statements are subject to the business and economic risks we face. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of the factors described above and other factors described elsewhere in this document.

Item 1. Description of Business (Dollars in thousands)

        Williams Controls, Inc., including our wholly-owned subsidiaries, Williams Controls Industries, Inc. ("Williams"); Aptek Williams, Inc. ("Aptek"); Premier Plastic Technologies, Inc. ("PPT"); ProActive Acquisition Corporation ("ProActive"); WMCO-Geo, Inc. ("GeoFocus"); NESC Williams, Inc. ("NESC"); Williams Technologies, Inc. ("Technologies"); Williams World Trade, Inc. ("WWT"); Kenco/Williams, Inc. ("Kenco"); Techwood Williams, Inc. ("TWI"); Agrotec Williams, Inc. ("Agrotec") and our 80% owned subsidiaries Hardee Williams, Inc. ("Hardee") and Waccamaw Wheel Williams, Inc. ("Waccamaw") are sometimes hereinafter referred to as the "Company," "we," "our" or "us."

        We maintain the corporate existence of Aptek, PPT, GeoFocus, Technologies, WWT, Kenco, TWI, Agrotec, Hardee and Waccamaw; however none of these have current business operations.

General

        We are a Delaware corporation formed in 1988. We operate in two business segments: (1) vehicle components and (2) electrical components and global positioning systems. As a result of terminating and selling certain product lines, we phased out of the electrical components and global positioning system product line and by the end of fiscal 2002 had no operations in that segment.

        To address significant liquidity and going concern issues, we completed a series of restructuring activities in fiscal 2001 and 2002. During that time, we reduced costs, and, to reduce losses from operations in March, 2001 we closed our plastic injection molding subsidiary, PPT, a portion of our vehicle components segment. In June, 2001 we also sold the assets of our global positioning system subsidiary, GeoFocus, and our Deerfield Beach manufacturing facility to generate working capital.

        On July 1, 2002, we received $10,485, net of expenses, through the issuance of Series B preferred stock. As part of that same transaction, we exchanged substantially all of our existing Series A preferred stock for new Series A-1 preferred stock, modified our existing convertible subordinated debt and obtained a five-year secured loan from our bank. The investment in the Series B preferred stock was led by American Industrial Partners, which, as a result of this investment, is entitled to nominate a majority of the members of our board of directors.

        Vehicle Components    Historically, our vehicle component product line, which primarily includes electronic throttle control systems for the truck, automobile, transit bus and off-highway markets and pneumatic and hydraulic controls, which are used primarily in trucks, utility and off-highway equipment, transit buses and underground mining machines, has been our primary product line. As indicated previously in this document, we expect this product line to be our sole business product line in the future.

        We have a significant portion of the United States market for electronic throttle controls systems for heavy trucks and busses and a minor portion of the international markets for the same products. We sell the majority of our products directly to large original equipment manufacturers such as Freightliner, Volvo, Navistar and Paccar. We also sell our products through a network of independent distributors who sell to smaller original equipment manufacturers and to truck and bus owners as replacement parts.

        The demand for electronic throttle control systems is expanding into smaller trucks, diesel-powered pick-up trucks, automobiles and off-highway vehicles as the major automotive manufacturers and off-highway vehicle producers are beginning to convert gasoline-powered vehicles to electronic throttle control systems. Demand for electronic throttle controls will depend, in part, on how quickly these manufacturers proceed with the ongoing engine modifications needed to use such systems. We have supplied a limited number to Ford and General Motors and, through existing contracts, anticipate we will increase the number of such systems sold to Ford and General Motors in fiscal 2003.

        We also manufacture sensors that we use in our automotive and a limited number of our heavy truck electronic throttle controls. We anticipate we will expand using our sensors in additional truck lines, bus and off-highway electronic throttle control systems in fiscal 2003. We do not currently have any outside customers for our sensors.

        Electrical Components and Global Positioning System—Historically, our electrical components product line has included the design and production of microcircuits, cable assemblies, sensors and other electronic products used in the telecommunication, computer and transportation industries. As indicated previously in this document, however, we have phased out essentially all of our electrical component products.

        Previously, we manufactured and distributed a global positioning system product line, GeoFocus, which included commuter railroad train tracking and agricultural cyber-farming systems using global positioning and geographic information technology. This operation, whose financial results were not material to us as a whole, was sold in June 2001.

Acquisitions and Dispositions

        From fiscal 1994 through fiscal 1996, we pursued an acquisition strategy to integrate vertically through acquiring a sensor manufacturing company and horizontally through acquiring companies in similar industries that could benefit from our sensor and control experience.

        In fiscal 1997, we changed our diversification acquisition strategy to focus on opportunities emerging for our vehicle components product line. As a result of capital limitations, in 2001 we modified our strategy with respect to adjustable foot pedals, which became part of our vehicle components product line when we acquired ProActive Pedals in July, 1999, to focus on strategic partnerships with companies that have established adjustable pedal designs which can benefit from our design and production capabilities with respect to electronic throttle control systems. Adjustable foot pedals are devices which move the throttle, brake and, if applicable, the clutch pedal, closer or further away from the vehicle driver to compensate for driver heights.

Competition

        While we believe we are the market leader in the market for electronic throttle control systems for large trucks manufactured in the U.S. and U.S. manufactured busses, the markets for our products are highly competitive. Certain of our competitors are independent suppliers with substantial financial resources and significant technological capabilities, and certain of our competitors are manufacturers to which we sell our products. Our competitive position varies among our product lines.

        The major competitors for our electronic throttle controls include Teleflex, VDO, KSR, Dura, Hella and Felsted. We believe we are the largest domestic producer of electronic throttle control systems in the diesel heavy truck and transit bus markets. We also have a minor portion of the international market. We have only one primary competitor in the United States, Teleflex, in the diesel heavy truck market and transit bus market.

        During fiscal 1999 and 2000, we introduced our electronic throttle control systems into the passenger vehicle market that consists of cars, small trucks, mini vans and sport utility vehicles. In August 2000, we began producing electronic throttle controls for the Ford 250 to 450 series diesel trucks. In addition, we have been awarded production contracts for electronic throttle controls for the General Motors W (Midsize sedans) Car and selected Cadillac platforms including the XLR sport car, beginning in model year 2003. Our initial introduction of electronic throttle controls for passenger vehicles has been well accepted. One of our competitive advantages has been the durability and reliability of the sensor we developed that will be utilized in these vehicles. Continued introduction of electronic throttle controls in gasoline engines requires modification or redesign of engine components that is currently being undertaken by the automotive manufacturers. We expect that by model year 2005, a significant number of passenger vehicles produced in the United States will have converted to electronic throttle controls.

        Unlike the market for electronic throttle control systems for diesel heavy trucks and transit buses, the market for electronic throttle control systems in the light truck and passenger vehicle markets is highly competitive. Each of our competitors in these markets, including Teleflex, KSR and Hella is substantially larger and has greater financial resources than us. Furthermore, we have no control over the timing of the introduction of the electronic throttle control systems into these new markets.

        We also manufacture pneumatic and air control systems for the diesel heavy truck, transit bus and off-highway vehicles markets. Like the electronic throttle control markets for light trucks and passenger vehicles, the market for these pneumatic and air control systems is highly competitive and characterized by many highly fragmented competitors. Many of the customers for these products are the same customers as for our diesel heavy truck and transit bus electronic throttle control systems.

        When choosing among competing electronic throttle control systems, we believe purchasers of these systems focus on quality, value added engineering and reputation. In addition, we believe attainment of the ISO 9001 and QS 9000 quality certifications is critical to qualifying as a supplier to the automotive industry and certain manufacturers in the truck industry. All of our existing manufacturing facilities that produce vehicle components have attained these certifications.

Marketing and Distribution

        We sell our products to customers in the truck, automotive and heavy equipment industries. Most of our sales are within the United States, but we do sell a portion of our products internationally. Prior to fiscal 2002, approximately 95% of our sales were to consumers of products in our vehicle components segment. As a result of the sale of GeoFocus and the phase out of essentially all of our electrical component products, virtually all of our fiscal 2002 sales were to customers of the vehicle components segment and approximately 82% of our sales in fiscal 2002 were from sales of electronic throttle control systems.

        For the years ended September 30, 2002, 2001, and 2000, Freightliner accounted for 20%, 18% and 23%, Navistar accounted for 11%, 12% and 12%, Volvo accounted for 13%, 9% and 6%, General Motors accounted for 4%, 7% and 6% and Ford accounted for 4%, 5% and 0% of net sales from continuing operations, respectively. Approximately 28%, 16% and 15% of net sales in fiscal 2002, 2001, and 2000 respectively, were to customers outside of the United States, primarily in Canada, Belgium, Mexico and Sweden, and, to a lesser extent in other European countries, South America, Pacific Rim nations and Australia.

Environment

        We produce small quantities of hazardous wastes in our operations. Substantial liability may result from the failure to properly handle hazardous wastes. We use our best efforts to ensure that all hazardous wastes are handled in accordance with applicable federal, state and local laws and regulations.

        We have identified certain contaminants in the soil of our Portland, Oregon manufacturing facility, which we believe were discharged on the property by a previous property owner. Based on results of tests and an analysis of current regulations, we believe we are currently in compliance with environmental regulations and that we have indemnity claims against the prior owner for any expenses that may be incurred in the future.

Government Regulation

        Our vehicle component products must comply with the National Traffic and Motor Vehicle Safety Act of 1966, as amended, and regulations promulgated thereunder, which are administered by the National Highway Traffic Safety Administration ("NHTSA"). If, after an investigation, NHTSA finds that we are not in compliance with any of its standards or regulations, among other things, it may require that we recall products found not to be in compliance, and repair or replace such products. During fiscal 2002, we had no product recalls. During fiscal 2001, we had one product recall related to weld failures on certain electronic throttle control systems produced for the diesel heavy truck market. We have made all required disclosures to NHTSA and are testing, repairing or replacing the defective parts as necessary. We estimate that the total potential units involved are no more than 15,000 units, and, at September 30, 2002 have recorded an accrual of $283. Subsequent to year-end, we reached a $160 settlement with one of our vendors to recover certain costs associated with the recall. We are not aware of any instances of non-compliance with the statute and applicable regulations.

Product Research and Development

        We conduct engineering, research and development and quality control activities to improve the performance, reliability and cost-effectiveness of our products. Our engineering staff works closely with our customers to design and develop new products and to adapt existing products for new applications. During fiscal 2002, 2001 and 2000, we incurred $3,549, $4,005 and $6,713, respectively, on these activities for continuing operations. The higher level of research and development expenditures in fiscal 2000 was to design and validate electronic throttle control systems compatible with gasoline powered vehicles, to develop commercial applications for our sensor products, and to develop adjustable foot pedal and electronic throttle control systems for automotive, sport utility vehicles, light trucks and heavy trucks.

Patents and Trademarks

        We believe that our products generally have strong name recognition in their respective markets. We have obtained a number of product patents, which expire at various times. We consider each patent to be of value and aggressively protect our rights against infringement throughout the world. We own two patents (expiring in 2009) that we believe improve the marketability of certain of our diesel heavy truck electronic throttle control systems. We do not consider that the loss or expiration of either patent would materially adversely affect us because of our history of quality and close working relationships, including engineering services, with our customers however, competition in the market for diesel heavy truck electronic throttle control systems could increase without these patents. We have allowed a patent license agreement under which we had an exclusive license for three adjustable pedal patents to lapse as a result of the shift in our strategy to focus on strategic partnerships with companies that have established adjustable pedal designs which can benefit from our electronic throttle control system design and production capabilities. We would still be able to use these patents under a non-exclusive arrangement; however, there are currently no plans to use these patents in the future.

        We own numerous trademarks, primarily under the "Williams" name. We believe that in the aggregate, the rights under our patents and trademarks are generally important to our operations, but do not consider that any patent or trademark or group of them related to a specific process or product is of material importance in relation to our total business except as described above.

Raw Materials; Reliance on Single Source Suppliers

        We produce certain of our products from raw materials, including brass, aluminum, steel, plastic, rubber and zinc, which currently are widely available at reasonable terms. There are currently multiple manufacturers of sensors made specifically for our diesel heavy truck and transit bus electronic throttle control systems. We manufacture a foot pedal using a contact position sensor manufactured by Caterpillar, Inc., which is used exclusively on Caterpillar engines. Caterpillar supplies this sensor and requires that its sensor be used on all Caterpillar engines; therefore, we do not consider the Caterpillar sensor supply to be at risk. We purchase other component parts from suppliers, none of which is considered a single source supplier. Although these suppliers have been able to meet our needs on a timely basis, and appear to be willing to continue being suppliers there is no assurance that a disruption in a supplier's business, such as a strike, would not disrupt the supply of a component. In addition, we have developed a sensor for our automotive and light truck electronic throttle control systems, which we expect to further refine, with the expectation that we will incorporate this sensor into certain of our diesel heavy truck, transit bus and off highway electronic throttle control systems in fiscal 2003. Production of these position sensors internally would tend to reduce our reliance on certain single source suppliers.

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

Employees

        Our employees engaged in the manufacturing of vehicle components in the Portland, Oregon facility are represented by the International Union, United Automobile Workers of America and Amalgamated Local 492. The five-year contract with the union expired on August 31, 2002 and on September 9, 2002 the union employees engaged in a strike action, which continues as of the date of this filing. We have continued to negotiate with the union during the strike; however no contract agreement has been reached. Since the date of the strike, we have operated the Portland facility with salaried employees and replacement workers. No significant disruptions of deliveries to customers have occurred during the strike. The union has made various unfair labor practice claims against us. We have vigorously defended all such claims as they are without merit and will continue to do so. The National Relations Regional Director has proposed settlement of these claims with the posting for 60 days of a notice to employees pledging no future violation of the claims with no admission of unfair practices in the past. We do not expect that we will incur any financial liability as a result of this settlement.

Item 2. Properties (Dollars in thousands)

        We own the 120,000 square feet manufacturing facility and office building in Portland, Oregon. We believe the Portland facility is adequate for our existing needs and the needs of the foreseeable future.

        We lease approximately 43,000 square feet of production and administrative office space in Sarasota, Florida pursuant to leases, which expire in February 2003. We expect to renew leases for adequate space when the existing leases expire in February 2003. We believe the Sarasota facility is adequate for our existing needs for the foreseeable future.

        During fiscal 2002, we consolidated our Deerfield Beach, Florida and Sarasota, Florida operations into the Sarasota, facility. As part of the consolidation process, we sold our Deerfield Beach facility in fiscal 2001 and leased the existing space until the consolidation was completed, which took place in April 2002.

        Our manufacturing facilities are equipped with the machinery and equipment necessary to manufacture and assemble our products. We believe that the facilities have been maintained adequately.

Item 3. Legal Proceedings

        We are parties to various pending judicial and administrative proceedings arising in the ordinary course of business. Our management and legal counsel have reviewed the probable outcome of these proceedings, the costs and expenses reasonably expected to be incurred, the availability and limits of our insurance coverage, and our established reserves for uninsured liabilities. While the outcome of the pending proceedings cannot be predicted with certainty, based on our review, we believe that any liability that may result is not reasonably likely to have a material effect on our liquidity, financial condition or results of operations.

        Mr. Thomas Itin, the Company's former Chairman of the board and former President and Chief Executive Officer of the Corporation, had guaranteed certain investments in and advances to Ajay Sports, Inc., an affiliate of the Company. Mr. Itin is an officer and shareholder of Ajay Sports, Inc. Mr. Itin has filed suit in Michigan seeking a determination as to the enforceability of these guarantees. We filed suit against Ajay Sports, Inc. and Mr. Itin in Oregon seeking payment of all amounts due from Ajay Sports, Inc. and Mr. Itin. In November 2002, we settled all claims in both lawsuits related to Ajay Sports, Inc. and Mr. Itin. As part of the settlement, we retained a $2,500 interest in the notes receivable owed to the Company by Ajay Sports, Inc.; however, no amounts have been recorded on the financial statements for these interests. Additionally, as part of the settlement, although the Company believed the guarantees of Mr. Itin were enforceable, based on the Company's evaluation of the ultimate collectability of the guarantees, including the cost of collections, Mr. Itin was relieved of his guaranty obligation.

Item 4. Submission of Matters to a Vote of Security Holders

        The Company's annual meeting for 2002 and special meeting in lieu of an annual meeting for 2001 was held on September 19, 2002, for the purpose of electing directors and voting on a proposal to increase the number of authorized shares of common stock of the Company from 50,000,000 to 125,000,000. The meeting was adjourned three times, to October 15, 2002, November 14, 2002 and December 13, 2002. The proposal to elect directors was adopted by a vote of the shareholders present in person or by proxy. The proposal to increase the number of authorized shares of common stock of the Company did not receive the required votes.

        On June 26, 2002, our Board of Directors approved an amendment to the Company's certificate of incorporation to provide that the Company not be governed by the anti-takeover provisions of Section 203 of Delaware General Corporation Law. This amendment was adopted by written consents delivered by the holders of a majority of the outstanding stock entitled to vote on the amendment.

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

        The range of high and low bid-closing quotations for our common stock for each fiscal quarter for the past two fiscal years is as follows:

	2002
Quarter Ended
	High	Low
December 31, 2001	$0.87	$0.46
March 31, 2002	$0.72	$0.41
June 30, 2002	$0.85	$0.41
September 30, 2002	$0.65	$0.28
	2001
Quarter Ended
	High	Low
December 31, 2000	$1.53	$0.42
March 31, 2001	$1.63	$0.93
June 30, 2001	$1.63	$1.33
September 30, 2001	$1.60	$0.70

        There were 372 record holders of our common stock as of December 1, 2002. We have never paid a dividend with respect to our common stock and have no plans to pay a dividend in the foreseeable future.

Item 6. Selected Financial Data (Dollars in thousands—except per share amounts)

Consolidated Statement of Operations Data

	Year ended September 30
	2002*	2001**	2000***	1999****	1998
Net sales from continuing operations	$52,504	$55,082	$67,725	$61,422	$57,646
Net Income (loss) from continuing operations	(2,345)	(9,602)	(16,744)	(3,928)	4,611
Net Income (loss)	(961)	(9,602)	(16,744)	(9,359)	312
Income (loss) from continuing operations per common share—basic	(0.15)	(0.54)	(0.88)	(0.24)	0.24
Income (loss) from continuing operations per common share—diluted	(0.15)	(0.54)	(0.88)	(0.24)	0.23
Net Income (loss) per common share—basic	(0.08)	(0.54)	(0.88)	(0.54)	0.00
Net Income (loss) per common share—diluted	(0.08)	(0.54)	(0.88)	(0.54)	0.00
Cash dividends per common share	—	—	—	—	—

Consolidated Balance Sheet Data:

	September 30
	2002*	2001**	2000***	1999****	1998
Current Assets	$15,157	$14,178	$20,561	$27,777	$31,716
Current Liabilities	16,266	33,710	40,279	18,865	12,767
Working Capital (deficit)	(1,109)	(19,532)	(19,718)	8,912	18,949
Total Assets	26,322	29,339	49,149	64,504	68,565
Long Term liabilities	9,915	6,337	7,826	27,433	31,387
Redeemable Preferred Stock	13,109	—	—	—	—
Shareholders' equity (deficit)	(12,968)	(10,708)	1,044	18,206	24,411

Note: The above amounts reflect the Automotive Accessories and Agricultural Equipment segments as discontinued operations.

*
The 2002 data includes losses on impairment of investment in Ajay, Inc. of $3,565 and a gain of $1,384 from discontinued operations. See Notes 5 and 18 of Notes to Consolidated Financial Statements.

**
The 2001 data includes losses on impairment of assets related to the Company's ProActive Pedal and PPT operations of $4,366 and $1,796, respectively. Also included in the 2001 data were gains on sale of land and buildings at Aptek and sale of GeoFocus of $1,837 and $2,486, respectively. See Notes 16 and 17 of Notes to Consolidated Financial Statements.

***
The 2000 data includes recognition of $5,044 expense for equity interest in loss of affiliate. The recognition of the loss was significantly increased due to the implementation of Emerging Issues Task Force Bulletin 99-10 "Percentage Used to Determine the Amount of Equity Method Losses". The 2000 data also includes a $6,896 expense for a valuation allowance for previously recognized deferred income tax assets, which may no longer be realizable due to management's assessment of their ultimate realizability. See also Notes 5 and 13 to Notes to Consolidated Financial Statements for information on the equity interest in loss of affiliate and the valuation allowance for deferred income taxes, respectively.

****
The 1999 data includes the acquisition of ProActive Pedal made in July 1999. Net sales, loss from operations (including expense of $1,750 for acquired in-process research and development), and total assets related to this acquisition were $55, ($2,066) and $6,320, respectively. The 1999 loss from continuing operations also includes a loss from impairment of assets of $5,278.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

  (Dollars in thousands—except per share amounts)

        This section summarizes the significant factors affecting our consolidated operating results, financial condition and liquidity position for the three year period ended September 30, 2002. This section should be read in conjunction with our Consolidated Financial Statements and related notes appearing elsewhere in this document. See "Cautionary Statement" contained at the beginning of this report.

Overview

        We have a significant portion of the United States market for electronic throttle controls systems for heavy trucks and busses and a minor portion of the international markets for the same products. We have supplied a limited number of electronic throttle controls to Ford and General Motors for automotive and light truck applications and, through existing contracts, believe we will increase the number sold to Ford and General Motors in fiscal 2003. We also manufacture pneumatic and air control systems for the diesel heavy truck, transit bus and off-highway vehicles market. Many of the customers for these products are the same customers as for our diesel heavy truck and transit bus electronic throttle control systems.

        During the 1990's we invested in several businesses outside our core area of expertise. Generally, these investments were not successful and resulted in significant losses and severe liquidity constraints. During fiscal 2001 and 2002 we took several significant steps to improve our financial condition and liquidity position, including reduction of overhead expenses and closure and sales of certain subsidiaries and their assets. As discussed below, in July 2002, we completed a recapitalization transaction, consisting of (a) $10,485, net of expenses, in new funds from the sale of our Series B redeemable Preferred stock, (b) the exchange of a portion of our outstanding subordinated debt for Series B Preferred stock and exchange of substantially all of our cash dividend paying Series A Preferred stock for non-dividend paying Series A-1 Preferred stock and (c) a five year loan agreement with our secured lender.

        Prior to the recapitalization transaction, we had a significant amount of past due vendor debt and were on C.O.D. or prepayment terms with virtually all of our suppliers of goods and services. The recapitalization transaction has allowed us to make arrangements for payment or compromise of our past due obligations. We have returned to normal credit terms with virtually all of our suppliers. We do not anticipate any material future supply disruptions like the ones discussed in our prior reports on Form 10-Q and 10-K.

Market Risk

        We have approximately $5,000 in short and long term debt, held by our bank, with interest rates that change in accordance with the terms of the relevant debt instruments. As a result, we are exposed to risks associated with future interest rate changes on our debt. We do not believe that a hypothetical 10 percent change in end of period interest rates would have a material effect on our cash flow from operations.

Results of Operations—Year-ended September 30, 2002 Compared to Year-ended September 30, 2001

        Our net loss from continuing operations was $2,345 in fiscal 2002 compared to a loss of $9,602 in fiscal 2001. The fiscal 2002 net loss from continuing operations of $2,345 includes an asset impairment loss of $3,565 related to our investment in Ajay Sports, Inc. (Ajay) and approximately $757 of expenses related to the recapitalization transaction completed in July 2002. The fiscal 2001 net loss from continuing operations of $9,602 includes losses from impairment of assets and gains on sales of assets for a net loss of $1,839. The most significant factors in the reduced losses in 2002 compared to 2001 were the closing of PPT's manufacturing facility in March 2001 and the sale of GeoFocus in June 2001, improved operating efficiencies in the Florida manufacturing facility and lower interest expense due to significantly lower levels of debt, lower interest rates and the favorable settlement of an interest assessment by a vendor. PPT was a component of our vehicle component segment and GeoFocus was a component of our electrical components and GPS segment.

Net Sales

        Net sales decreased $2,578, or 4.7% to $52,504 in the year ended September 30, 2002 compared to $55,082 during the prior period.

        Sales in the vehicle component business segment were essentially unchanged at $52,185 compared to $52,188 in fiscal 2001. Increased sales of our electronic throttle control systems, pneumatic and other products of $4,025, or 8.4%, were offset by loss of sales resulting from the closure of PPT in March 2001. The increased sales of electronic throttle control systems were due to improved economic conditions in the United States and worldwide, additional customers, entry into the Asian truck market and purchases by truck manufacturers prior to new federal emission standards being implemented. The electrical components and global positioning system business segment net sales for fiscal 2002 were $319, a decrease of $2,575 from the 2001 sales levels. Sales from this segment were significantly lower during fiscal 2002 as we phased out a number of our electrical component products in fiscal 2001 and sold the global positioning system product line (GPS) in June 2001. The activity of this business segment has declined to the point that it is insignificant when viewed in context with our total operations. Accordingly, we expect to report all financial activity in the future in one segment.

Gross Margin

        Gross Margin was $14,614, or 27.8% of sales in fiscal 2002, an increase of $4,369 compared to the gross margin of $10,245, or 18.6% of sales in fiscal 2001. The increased gross profit margin was the result of higher sales levels of the electronic throttle control system and pneumatic product lines, which have higher gross margins than some of our other product lines, lower operating costs resulting from combining our two Florida manufacturing facilities into one facility in January, 2002 and elimination of the PPT manufacturing facility, which had a negative margin of $2,194 in fiscal 2001. In addition, our liquidity constraints during the first two quarters of the 2001 fiscal year caused disruptions in our materials flow, resulting in production inefficiencies and higher shipping costs, thereby reducing gross profit margins. We did not experience any significant materials flow disruptions during the last half of fiscal 2001or during fiscal 2002. We believe that gross margins in the future will continue to benefit from consolidation of our Florida manufacturing facilities and elimination of material flow disruptions.

Operating Expenses

        Operating expenses for research and development, selling and administration, but excluding gains or losses on sale, disposition or impairment of assets, were $11,684 in fiscal 2002 compared to $13,578 in 2001. The decrease of $1,894, or 14%, was primarily the result of the elimination of the expenses associated with the PPT manufacturing facility, and should continue into the future as the expenses incurred at PPT will not be incurred at other manufacturing operations. Operating expenses, excluding the gains and losses on impairment of assets, as a percentage of net sales, were 22.3% in fiscal 2002 and lower than the 24.7% in fiscal 2001.

        Research and development expenses decreased $456, an 11.4% decline, to $3,549 in fiscal 2002 compared to $4,005 in fiscal 2001. As a percent of sales, research and development expenses decreased from 7.3% to 6.8%. The decline was due to a combination of the sale of GeoFocus and reduced research and development on adjustable pedals. As a result of capital limitations in fiscal 2001 and prior fiscal years, and other factors within the market, we modified our strategy in the adjustable foot pedal market, which we entered through our acquisition of ProActive Pedals in July, 1999 to focus on strategic partnerships with companies that have established adjustable pedal designs which can benefit from our electronic throttle control design and production capabilities. This change in strategy will lessen our need for spending on development of our own adjustable pedal design.

        Fiscal 2002 administrative expenses of $6,786 were lower than the $8,261 in administrative expenses incurred in fiscal 2001 due to the closure of PPT, the sale of Geofocus and a gain in 2002 of $580 related to a terminated patent license. Excluding administrative expenses related to PPT and GeoFocus, administrative expenses were essentially unchanged, and as a percent of sales, total administrative expenses were 12.9% in fiscal 2002 compared to 15.0% in fiscal 2001 as a result of increased sales.

Interest and Other Expenses

        Interest expense decreased $2,859, or 63.4%, to $1,651 in fiscal 2002 from $4,510 in fiscal 2001. This reduction is the result of lower interest on reduced debt levels for the first three quarters of fiscal 2002, lower overall interest rates, reductions in the amortization of costs related to obtaining financing in fiscal 2001, and a reversal of $720 on the favorable settlement of interest payable to one of our major vendors. The receipt of the cash proceeds from the sale of Series B Preferred Stock on July 1, 2002 reduced our need for borrowing during the fourth quarter of the fiscal year ended September 30, 2002. Other (income) expenses were $190 in 2002 compared to income of ($77) in 2001. The increase was due to costs related to the exchange of our Series A-1 preferred stock for Series A preferred stock. We expect interest will continue to decline as a result of reduced debt.

Income Taxes

        We are in a net operating loss carry-forward position and is providing a 100% valuation allowance on all deferred tax assets due to the uncertainty regarding their realization. During July 2002 we received a refund of $276 on federal taxes from the 1996 fiscal year and reflected this amount as an income tax benefit. This amount was offset by payments made for certain state taxes during 2002. The refund was due to a recent change in the tax law that allowed us to carry-back certain net operating losses five years as opposed to two. Federal net operating losses are subject to provisions of the Internal Revenue Code which restrict the utilization of this type of tax attribute in the event of an "ownership change" (as defined in the Internal Revenue Code Section 382). Changes in ownership resulting from the recapitalization transaction discussed in Note 7 coupled with any future changes in ownership may significantly defer the utilization of net operating loss carry forwards in the future.

Discontinued Operations—Agricultural Segment

        Included in Current portion of long-term debt and capital leases at September 30, 2001 was $1,216 related to the discontinued Agricultural Equipment segment. The $1,216 was comprised of a $417 mortgage payable on a building of the Agricultural Equipment segment and an additional obligation to a former owner of $799.

        The building's carrying value was $0 at September 30, 2001. During the first quarter of fiscal 2002 the mortgage holder sold the building at auction for approximately the mortgage value and completely and fully released us from the mortgage. We recognized a gain from discontinued operations of $417 related to the satisfaction of the mortgage. Since the estimated fair value of the building was equal to or greater than the debt, the gain was recorded as a gain on sale of building from discontinued operations.

        Additionally, in the fourth quarter of fiscal 2002, we satisfied the obligation to the prior owner by transferring to the prior owner all remaining machinery and inventory for a complete release of the $799 obligation. Our carrying value of the inventory and machinery and equipment was $0 at September 30, 2001. We recognized a gain from discontinued operations of $799 related to the satisfaction of the obligation. The gain was recorded as a gain from discontinued operations.

        We also recognized a net gain of $168 in the fourth quarter of 2002 related to the settlement of other obligations of the discontinued Agricultural Equipment segment.

Net Loss allocable to common shareholders

        Net loss allocable to common shareholders decreased to $1,604, or $0.08 per fully diluted share, in the year ended September 30, 2002, compared to $10,698, or $0.54 per fully diluted share, in the year ended September 30, 2001. This improvement in our results from operations was due to the factors described above, a $923 adjustment arising from the exchange of the Series A Preferred stock for the

Series A-1 Preferred stock, offset by higher preferred stock dividends and accretion on the Series B Preferred stock.

Results of Operations—Year-ended September 30, 2001 Compared to Year-ended September 30, 2000

        Our loss from continuing operations was $5,172 in fiscal 2001 compared to a loss of $1,548 in fiscal 2000. The most significant factor in the higher loss from continuing operations was lower sales volumes and resulting lower gross profit margins from our electronic throttle controls systems for the diesel heavy truck market. The lower gross profit margins were partially offset by reduced research and development expenses of $2,708 and reduced sales and administrative expenses of $1,241 in 2001. In addition, during fiscal 2001, we recognized an asset impairment loss of $1,796 related to our plastic injection molding manufacturing operation which was shut down during the year, an impairment loss of $4,366 on the goodwill and intangible assets of our adjustable pedal business, offset by gains on sales of assets of $4,323.

        The net loss allocable to common shareholders declined from $17,332 in fiscal 2000 to $10,698 in fiscal 2001, or an improvement of $6,634. In addition to the factors discussed above, the fiscal 2000 net loss allocable to common shareholders included a $6,896 expense for a valuation allowance for previously recognized deferred income tax assets as of September 30, 2000, as it was determined more likely than not the deferred tax assets would not be realized. No income tax (benefit) expense was recognized in fiscal 2001. Included in the fiscal 2000 net loss allocable to common shareholders was recognition of an expense of $5,044 for equity interest in the loss of Ajay Sports, Inc. No income or loss for equity interest in income or loss from affiliate was recognized in fiscal 2001. Interest expense increased $1,500 in 2001 due to providing for interest on certain operating liabilities, issuance costs related to the issuance of debentures in February 2001 and amortization of costs related to obtaining the additional financing.

Net Sales

        Net sales from continuing operations decreased $12,643, or 18.7% to $55,082 in the year ended September 30, 2001 compared to $67,725 during the prior period. This decrease in sales was primarily due to the closure of PPT and lower unit sales volumes in the remaining portion of our vehicle components segment.

        Sales in the vehicle component segment decreased $13,075, or 20.0%, to $52,188 from sales of $65,263 in fiscal 2000. A significant factor in the decline was lower unit sales of electronic throttle control systems primarily caused by the general slowdown in all of the major markets we serve. In addition, in February 2001 we began closing the manufacturing operations of PPT, which reduced sales in that product line. Except for completion of existing orders, PPT ceased operations on March 31, 2001. PPT sales were $4,029 in fiscal 2001, $6,117 lower than the $10,146 in PPT sales in fiscal 2000.

        The electrical components and global positioning system segment sales for fiscal 2001 were $2,894, an increase of $432 over the 2000 sales levels. We phased out a number of our electrical component products in fiscal 2001 and sold the global positioning system product line in June 2001.

Gross Margin

        Gross Margin was $10,245, or 18.6% of sales, in fiscal 2001, a reduction of $5,734 compared to the gross margin of $15,979, or 23.6% of sales, in fiscal 2000. The reduced gross profit margin was primarily due to the lower overall sales levels previously discussed. In addition, our liquidity constraints during the first two quarters of fiscal year 2001 caused disruptions in our materials flow, resulting in production inefficiencies and higher shipping costs, thereby reducing the gross profit margin. We did not experience any significant materials flow disruptions during the last half of fiscal 2001. The PPT facility operations, which was shut down earlier in fiscal year 2001, negatively affected gross profit margins in both fiscal 2001 and 2000. Negative operating margins on sales and costs of shutting down PPT resulted in a negative gross profit margin of $2,194 during the 6 months of operations in fiscal 2001. The negative gross profit margin in fiscal 2000 was $1,950.

Operating Expenses

        Operating expenses, excluding loss on impairment of assets and gains on the sale of Aptek land and building and Geofocus, were $13,578 for fiscal 2001, compared to $17,527 for fiscal 2000. The decrease of $3,949, or 22.5%, was primarily the result of lower research and development expenses and, to a lesser degree, reduced selling and administrative costs. Operating expenses, excluding the gains and loss on impairment of assets, as a percentage of net sales, were 24.7% in fiscal 2001, compared to 25.9% in fiscal 2000.

        Research and development expenses decreased $2,708, to $4,005, in fiscal 2001 compared to $6,713 in fiscal 2000, a 40.3% decline. As a percent of net sales, research and development expenses decreased from 9.9% to 7.3%. This is partially due to significant expenditures and higher payroll for employees working for the Chrysler RS program in fiscal 2000, which were not incurred in 2001. This program was cancelled late in the third quarter of fiscal 2000. In addition, during fiscal 2000, research and development expenses increased to support new product development for the automotive and truck electronic throttle control systems and adjustable foot pedal products, and for development of sensor-related products for existing customers. Research and development costs were lower for these activities in fiscal 2001 as further development of the truck adjustable pedal was not pursued and our strategy regarding the automotive adjustable foot was changed from providing complete adjustable pedal assemblies to the automotive manufacturer to being a supplier of components to adjustable foot pedal manufacturers, reducing the amount of research and development required.

        Fiscal 2001 administrative expenses of $8,261 were lower than the $8,938 of administrative expenses incurred in fiscal 2000. As a percent of net sales, administrative expenses were 15.0% in fiscal 2001 compared to 13.2% in fiscal 2000. Lower plant administrative expenses were partially offset by higher legal and accounting costs.

        After reviewing PPT's history of operating losses and operating problems and profitability, the PPT manufacturing operations were terminated in March 2001. We recorded an impairment loss based on our inability to dispose of PPT's property, plant and equipment for the value shown on our financial statements. The assets were liquidated and a loss of $1,796, net of a gain of $200 from the sale of certain fixed assets, was recorded in fiscal 2001. See Note 17 of Notes to Consolidated Financial Statements.

        In July 1999, we acquired the adjustable pedal business and patent rights and contributed additional working capital for product development of our adjustable pedal design. As a result of capital constraints and other factors within the market, we modified our strategy in the adjustable foot pedal market to focus on being a supplier of components to adjustable pedal manufacturers as opposed to our original strategy of providing complete adjustable pedal assemblies to the automotive manufacturers. Cash flows from the adjustable pedal business did not support the realization of the carrying value of the adjustable pedal business' intangible assets. Accordingly, we recognized an impairment loss of $4,366 in the quarter ended March 31, 2001 for the goodwill and other intangible assets related to this business.

        We also recorded gains in fiscal 2001 on the sales of land and buildings at Aptek and sale of GeoFocus of $1,837 and $2,486, respectively. These sales generated net cash of $8,900.

Interest and Other Expenses

        Interest expense increased $1,500, or 49.8%, to $4,510 in fiscal 2001 from $3,010 in fiscal 2000 due to amortization of the secured subordinated debenture warrant discounts, amortization of costs related to obtaining the additional financing, and providing interest on certain operating liabilities.

Income Taxes

        An income tax benefit on the 2001 loss was not provided for in fiscal 2001 based on our assessment of the ultimate realizability of any benefit provision. The income tax expense of $7,527 for fiscal 2000 was primarily the result of a valuation allowance recorded for previously recognized deferred income tax assets as of September 30, 2000. As a result of our losses and the financial difficulty we were experiencing, it was not known whether we would be able to generate sufficient profits in the future to utilize the tax loss carry forwards.

Net Loss allocable to common shareholders

        Net loss allocable to common shareholders was $10,698, or $0.54 per fully diluted share, in the year ended September 30, 2001, compared to $17,332, or $0.88 per fully diluted share, in the year ended September 30, 2000 due to the factors described above and higher preferred dividends due primarily to a charge of $455 for a change in the conversion price of the Series A Preferred Stock. See Note 15 of Notes to Consolidated Financial Statements.

Financial Condition, Liquidity and Capital Resources

        During fiscal 2002 we continued the efforts begun in 2001 with the goal of strengthening our financial condition and operating results. In fiscal 2002 we took a number of crucial steps to position the Company for improved operational and financial performance in the future, primarily the recapitalization transaction, and the consolidation of the Florida facilities into one location.

        On July 1, 2002, we completed a recapitalization transaction led by American Industrial Partners Capital Fund III, L.P. (AIP). In connection with this transaction, we sold shares of Series B Preferred stock to AIP for net cash proceeds, after payment of fees and expenses, of approximately $10,485. Concurrently with the sale to AIP, the holders of $2,000 of our secured subordinated debentures due March 1, 2002, elected to convert their debentures into shares of our Series B Preferred stock. We repaid the remaining $3,000 of secured subordinated debentures from the cash proceeds of the Series B Preferred stock sale. We exchanged approximately 99% of our Series A Preferred stock for our newly authorized Series A-1 Preferred stock. The transaction involved the cancellation of all unpaid dividends accrued on the Series A Preferred stock being exchanged and the accrual, commencing on the issue date and ending on September 30, 2002, of an equal amount of dividends on the Series A-1 Preferred stock, after which the Series A-1 Preferred will not bear dividends. We also amended our outstanding convertible subordinated debentures to, among other things, extend the maturity date, increase the interest rate from 7.5% to 12% per annum and eliminate the conversion feature. Further, we obtained a $12,200 five year secured term loan and revolving credit facility with our existing lender, Wells Fargo Credit, Inc. (Wells).

        The Series B Preferred stock issued in the recapitalization transaction has a minimum dividend rate of 15%; the dividend rate may increase to 25% under certain circumstances. The Series B Preferred stock is convertible into shares of common stock at a current conversion price of $.85 per share, subject to adjustment, and is subject to mandatory redemption seven years after issuance or upon a change in control of the Company. The Series A-1 Preferred stock issued in the recapitalization transaction does not bear dividends (except for the one-time dividend discussed above) and is convertible in certain circumstances into common stock at a current conversion price of $.66 per share, subject to adjustment.

        Our new credit facility replaced our prior loan facility, which matured in July 2001. From July 2001 through July 2002 Wells continued to lend to us under a series of extensions and forbearance agreements. On July 1, 2002, our existing term loan balances of $2,175 and the existing revolving credit balance of $5,692 were converted to the new credit terms. We are now in compliance with the financial covenants in our new credit agreement. The new loan facility provides for a maximum of $12,200 in revolving and term loans. Interest rates under the new agreement are currently 2.00% in excess of the lender's prime rate for the revolving debt and 2.25% in excess of the lender's prime rate for the term loans.

        At September 30, 2001, we were experiencing a significant lack of liquidity and, prior to the recapitalization transaction, we had a significant amount of past due vendor debt and were on C.O.D. or prepayment terms with virtually all of our suppliers of goods and services. The filings on Form 10-K and 10-Q for the periods from March 31, 1999 through the filings as of March 31, 2002 addressed going concern matters, including significantly past due trade accounts payable and other liabilities, working capital deficits, late principal and interest payments on $5,000 of secured subordinated debentures due on March 31, 2002, cessation of preferred dividend payments and lack of compliance with debt covenants under our term loan and revolving credit agreement, among others. The recapitalization transaction was a key element in our plan to address the above going concern issues. The recapitalization plan has allowed us to address these issues and create borrowing capacity under our revolving credit line with our lender to meet our cash needs in the foreseeable future. We have returned to normal credit terms with essentially all of our suppliers. We do not anticipate any material future supply disruptions similar to the ones we suffered previously. At September 30, 2002, we were in compliance with the covenants of our credit agreement.

        Net cash used in continuing operations was $2,723 in fiscal 2002, compared to net cash provided by continuing operations of $3,760 in fiscal 2001. The net loss from continuing operations decreased significantly to $2,345 in 2002 from $9,602 in 2001; however cash was used in fiscal 2002 to pay down a significant amount of vendor debt incurred prior to the recapitalization transaction.

        The negative cash flow used in operations of $2,723 for fiscal 2002 differs from the net loss of $961 primarily because of non-cash operating expenses of $2,672 for depreciation and amortization, a non-cash impairment loss on the Ajay investment of $3,565 offset by non-cash gains of $2,684 including $1,384 related to discontinued operations, and changes in working capital items, principally reductions of $4,403 in accounts payable and accrued expenses. As discussed above, we had been past due on accounts payable and with the proceeds from the recapitalization were able to bring payables current.

        Cash from investing activities was a use of $1,181 in 2002 and was comprised of purchases of equipment of $1,229 offset by proceeds from the sales of assets in the amount of $48. Fiscal 2001 investing activities generated a $6,067 source of cash primarily from the sales of our Deerfield Beach property and GeoFocus. As part of the Deerfield Beach property sale, we were required to fulfill a $1,450 guaranty obligation on amounts owed to Ajay's lender. Capital expenditures in fiscal 2001 were $1,583.

        Cash provided by financing activities was $4,838 for fiscal 2002 as compared to a use of $9,857 in fiscal 2001. In fiscal 2002, net proceeds from the issuance of the Series B Preferred Stock of $10,485 funded net payments on debt and capital lease obligations of $5,287. In fiscal 2001, net payments on debt and capital lease obligations of $14,479, and $147 of preferred stock dividends were partially offset by $4,576 of net proceeds received from the secured subordinated debentures we issued in February 2001. Cash for payments on debt primarily was generated from the sale of the Deerfield Beach property, the sale of GeoFocus and liquidation of the inventory and collection of the receivables related to the closure of PPT.

        At September 30, 2002, our contractual obligations consisted of bank debt of $5,011, capital leases of $264, notes payable of $292 related to settlement of lease obligations, and operating lease commitments, which at September 30, 2002 are $206 due in 2003, $60 due in 2004 and $60 in 2005. We do not have any material letters of credit, purchase commitments, or debt guarantees outstanding at September 30, 2002.

        Due to reduction in interest rates and reduction in the fair value of assets, cash payments to fund our pension obligation will increase significantly in 2003 to approximately $2.1 million. However, we have $4,400 available under our revolving credit facility at September 30, 2002 plus cash at September 30, 2002 of $829, and we believe this availability along with cash from operations will be adequate to meet our cash needs in 2003.

De-listing from the NASDAQ National Market

        Our stock was de-listed from the National Market on July 2, 2001 as our net tangible assets were below the required minimum for listing on the National Market. The price of our common stock may be obtained on the OTC Bulletin Board.

Recently Adopted Accounting Standards

        In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported separately from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimate useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144. We adopted the provisions of SFAS No. 141 and SFAS No. 142 as of October 1, 2001. As of October 1, 2001, we did not have any significant remaining goodwill. The adoption of SFAS No.141 and SFAS No. 142 did not have a significant impact on the financial condition or results of operations of the Company. Goodwill and other intangible amortization, including write-off's, was $4,739 and $599 in 2001 and 2000, respectively.

        In April 2002, the FASB issued SFAS 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", which is effective for transactions occurring after May 15, 2002 and fiscal years beginning after May 15, 2002. SFAS 145 rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements and amends FASB Statement No. 13, Accounting for Leases. SFAS 145 no longer requires extinguishment of debt to be shown as an extraordinary item. The Company adopted SFAS 145 in the third quarter of 2002 and as a result, has recorded an extinguishment of vendor interest in other (income) and expense (see Note 8 of the Notes to the Consolidated Financial Statements).

Recently Issued Accounting Standards

        In June and August 2001, the FASB issued SFAS No.'s 143 and 144, "Accounting for Asset Retirement Obligations" and "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 143 requires us to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. We also record a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. SFAS No. 144 amends SFAS No. 121 but retains many of its fundamental provisions and provides a single accounting model for long-lived assets to be disposed of. SFAS No. 144 also changes the criteria for classifying an asset as held-for-sale and broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations and change the timing of recognizing losses on such operations. These statements are effective for our fiscal year ended 2003. Because of the extensive effort needed to evaluate the impact of adopting SFAS No. 143, it is not practicable to reasonably estimate the impact of adopting the Statement on the Company's consolidated financial statements at the date of this report. The Company does not expect the adoption of SFAS No. 144 to have a material impact on our financial position or results of operations.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This statement nullifies Emerging Issues Task Force Issue No. 94-3 (Issue 94-3), "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity is recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002.

Labor Negotiations

        Our employees engaged in the manufacturing of vehicle components in the Portland, Oregon facility are represented by the International Union, United Automobile Workers of America and Amalgamated Local 492. The five-year contract with the union expired on August 31, 2002 and on September 9, 2002 the union employees engaged in a strike action, which continues as of the date of this filing. We continue to negotiate with the union during the strike; however no contract agreement has been reached. Since the date of the strike, we have operated the Portland facility with salaried employees and replacement workers. No significant disruptions of deliveries to customers have occurred during the strike. The union has made various unfair labor practice claims against us. We have vigorously defended all such claims as without merit and will continue to do so. The National Relations Regional Director has proposed settlement of these claims with the posting for 60 days of a notice to employees pledging no future violation of the claims with no admission of unfair practices in the past. We do not expect that we will incur any financial liability as a result of this settlement.

Critical Accounting Policies

        In response to the SEC's Release No. 33-8040, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies," we have identified the most critical accounting principles upon which our financial status depends. We have determined the critical principles by considering accounting policies that involve the most complex decisions or assessments. We identified the most critical accounting policies to be those related to impairment of long-lived assets, warranty and product recall, and pensions and post-retirement benefit obligations.

Impairment of Long-Lived Assets

        We account for the impairment of long-lived assets in accordance with Financial Accounting Standards Board (FASB) Statement No. 121 and, beginning in fiscal year 2003, will account for it in accordance with FASB Statement No. 144. We test for impairment when factors indicate that the asset may not be recoverable from future undiscounted cash flows and calculate the amount of impairment using discounted cash flows. Estimates of future cash flows require judgment and may change based on, among other things, the market for our products, technology advances, and customer relationships.

Warranty and Product Recall

        We provide a warranty covering defects arising from products sold. We have established a warranty accrual based on historical return rates of products. In addition, the Company issued a product recall in late fiscal year 2001. We recorded an accrual for this product recall based on estimates of the number of units to be returned and the estimated costs of repair. While we believe our estimates used are reasonable, they are subject to change and such change could be material.

Pensions and Post-retirement Benefit Obligations

        We account for pensions and post-retirement benefits in accordance with FASB Statement No. 87 and FASB Statement No. 106. FASB Statement No. 87 requires us to calculate our pension expense and liabilities using actuarial assumptions, including a discount rate assumption and a long-term asset rate of return assumption. Changes in interest rates and market performance can have a significant impact on our pension expense and future payments. FASB Statement No. 106 requires the Company to accrue the cost of post-retirement benefit obligations. The accruals are based on interest rates and the costs of health care. Changes in interest rates and health care costs could impact post-retirement expenses and future payments.

Item 8. Financial Statements and Supplementary Data

Williams Controls, Inc.
Index to Consolidated Financial Statements

See page 65 for Index to Schedules and pages 66-67 for Index to Exhibits.

INDEPENDENT AUDITORS' REPORT

To The Board of Directors of
Williams Controls, Inc.:

        We have audited the 2002 consolidated financial statements of Williams Controls, Inc. and subsidiaries as listed in the accompanying index. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The 2001 and 2000 consolidated financial statements of Williams Controls, Inc. and subsidiaries as listed in the accompanying index were audited by other auditors who have ceased operations. Those auditors' report dated January 11, 2002 on those financial statements was unqualified and included an explanatory paragraph that stated the Company had suffered recurring losses from operations, was out of compliance with its debt covenants, was in default on payment of certain debt and had significant negative working capital. Those matters raised substantial doubt about the Company's ability to continue as a going concern, and the financial statements did not include any adjustments related to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

        We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the 2002 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Williams Controls, Inc. and subsidiaries as of September 30, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 8 to the consolidated financial statements, the Company adopted early application of Statement of Financial Accounting Standard No. 145.

/s/ KPMG LLP

KPMG LLP
Portland, Oregon,
December 20, 2002

THIS REPORT IS A CONFORMED COPY
OF THE REPORT PREVIOUSLY ISSUED BY
ARTHUR ANDERSEN LLP AND HAS NOT BEEN REISSUED BY THAT FIRM.

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

/s/ Arthur Andersen LLP ARTHUR ANDERSEN LLP

January 11, 2002
Portland, Oregon

ARTHUR ANDERSEN LLP WERE THE INDEPENDENT ACCOUNTANTS FOR WILLIAMS CONTROLS, INC. UNTIL JULY 22, 2002. REPRESENTATIVES OF ARTHUR ANDERSEN LLP ARE NOT AVAILABLE TO PROVIDE THE CONSENT REQUIRED FOR THE INCORPORATION BY REFERENCE OF THEIR REPORT ON THE FINANCIAL STATEMENTS OF WILLIAMS CONTROLS, INC. APPEARING IN THIS ANNUAL REPORT INTO REGISTRATION STATEMENTS FILED BY WILLIAMS CONTROLS, INC. WITH THE SECURITIES AND EXCHANGE COMMISSION AND CURRENTLY EFFECTIVE UNDER THE SECURITIES ACT OF 1933. BECAUSE ARTHUR ANDERSEN LLP HAVE NOT CONSENTED TO THE INCORPORATION BY REFERENCE OF THEIR REPORT, THE INVESTOR WILL NOT BE ABLE TO RECOVER AGAINST ARTHUR ANDERSEN LLP UNDER SECTION 11 OF THE SECURITIES ACT OF 1933 FOR ANY UNTRUE STATEMENTS OF A MATERIAL FACT CONTAINED IN THE FINANCIAL STATEMENTS AUDITED BY ARTHUR ANDERSEN LLP THAT ARE CONTAINED IN THIS REPORT OR ANY OMISSIONS TO STATE A MATERIAL FACT REQUIRED TO BE STATED THEREIN.

Williams Controls, Inc.

Consolidated Balance Sheets

(Dollars in thousands, except share and per share information)

	September 30, 2002	September 30, 2001
ASSETS
Current Assets:
Cash and cash equivalents	$829	$—
Trade and other accounts receivable, less allowance of $383 and $379 in 2002 and 2001, respectively	8,764	8,231
Inventories, net	4,940	4,725
Prepaid and other current assets	624	1,222

Total current assets	15,157	14,178
Property plant and equipment, net	10,810	11,729
Investment in and note and accounts receivable from affiliate	—	3,065
Other assets, net	355	367

Total assets	$26,322	$29,339

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$5,326	$9,434
Accrued expenses	6,856	9,048
Current portion of long-term debt and capital leases	4,084	13,146
Convertible subordinated debt, net	—	2,082

Total current liabilities	16,266	33,710
Long-term debt and capital lease obligations	1,483	205
Other liabilities, primarily employee benefit obligations	6,293	6,132
Subordinated debt	2,139	—
Commitments and contingencies (note 14)
Mandatory redeemable Convertible Series B Preferred Stock, net (150,000 and 0 issued and outstanding at September 30, 2002 and 2001)	13,109	—
Shareholders' Equity (Deficit):
Preferred stock ($.01 par value, 50,000,000 authorized)
Series A-1 (77,550 and 0 issued and outstanding at September 30, 2002 and 2001)	1	—
Series A (650 and 78,400 issued and outstanding at September 30, 2002 and 2001)	—	1
Common stock ($.01 par value, 50,000,000 authorized; 19,928,522 and 19,921,114 issued and outstanding at September 30, 2002 and 2001	199	199
Additional paid-in capital	23,559	23,069
Accumulated deficit	(32,325)	(30,721)
Treasury stock (130,200 shares at September 30, 2002 and 2001)	(377)	(377)
Other comprehensive loss-Pension liability adjustment	(4,025)	(2,379)
Note Receivable	—	(500)

Total shareholders' equity (deficit)	(12,968)	(10,708)

Total liabilities and shareholders' equity (deficit)	$26,322	$29,339

See accompanying notes to Consolidated Financial Statements.

Williams Controls, Inc.
Consolidated Statements of Shareholders' Equity (Deficit)
(Dollars in thousands)

	Issued Series A-1 Preferred Stock		Issued Series A Preferred Stock		Issued Common Stock
								Retained Earnings (Accumulated Deficit)
							Additional Paid-in Capital		Treasury Stock	Note Receivable	Pension Liability Adjustment	Shareholders' Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, September 30, 1999	—	$—	78,500	$1	19,898,728	$199	$21,574	$(2,691)	$(377)	$(500)	$—	$18,206
Net loss	—	—	—	—	—	—	—	(16,744)	—	—	—	(16,744)
Dividends on preferred stock	—	—	—	—	—	—	—	(588)	—	—	—	(588)
Equity issuance costs	—	—	—	—	—	—	(33)	—	—	—	—	(33)
Warrants issued in connection with Convertible Subordinated debt	—	—	—	—	—	—	166	—	—	—	—	166
Issuance of stock upon exercise of stock options	—	—	—	—	18,750	—	37	—	—	—	—	37
Common stock issued from conversion of preferred stock	—	—	(100)	—	3,636	—	—	—	—	—	—	—

Balance, September 30, 2000	—	—	78,400	1	19,921,114	199	21,744	(20,023)	(377)	(500)	—	1,044
Net loss	—	—	—	—	—	—	—	(9,602)	—	—	—	(9,602)
Dividends on preferred stock	—	—	—	—	—	—	—	(1,096)	—	—	—	(1,096)
Warrants issued in connection with Subordinated debt	—	—	—	—	—	—	870	—	—	—	—	870
Adjustment for change in conversion price of preferred stock	—	—	—	—	—	—	455	—	—	—	—	455
Change in pension liability adjustment	—	—			—	—	—	—	—	—	(2,379)	(2,379)

Balance, September 30, 2001	—	—	78,400	1	19,921,114	199	23,069	(30,721)	(377)	(500)	(2,379)	(10,708)
Net loss	—	—	—	—	—	—	—	(961)	—	—	—	(961)
Common stock issued from conversion of preferred stock	—	—	(200)	—	7,408	—	—	—	—	—	—	—
Dividends on preferred stock and accretion for Series B preferred stock	—	—	—	—	—	—	—	(1,566)	—	—	—	(1,566)
Accrued dividends reclassified to preferred stock	—	—	—	—	—	—	1,413	—	—	—	—	1,413
Redemption of Series A preferred stock for Series A-1	77,550	1	(77,550)	(1)	—	—	(923)	923	—	—	—	—
Write off of note receivable	—	—	—	—	—	—	—	—	—	500	—	500
Change in pension liability adjustment	—	—	—	—	—	—	—	—	—	—	(1,646)	(1,646)

Balance, September 30, 2002	77,550	$1	650	$—	19,928,522	$199	$23,559	$(32,325)	$(377)	$—	$(4,025)	$(12,968)

See accompanying notes to Consolidated Financial Statements.

Williams Controls, Inc.

Consolidated Statements of Operations

(Dollars in thousands, except share and per share information)

	For the year ended September 30,
	2002	2001	2000
Net sales	$52,504	$55,082	$67,725
Cost of sales	37,890	44,837	51,746

Gross margin	14,614	10,245	15,979
Operating expenses (income)
Research and development	3,549	4,005	6,713
Selling	1,349	1,312	1,876
Administration	6,786	8,261	8,938
Loss on impairment of investment—Ajay	3,565	—	—
Gain on Sale of land and building—Aptek	—	(1,837)	—
Gain on sale of GeoFocus	—	(2,486)	—
Loss on impairment of assets—PPT, net	—	1,796	—
Loss on impairment of assets—ProActive	—	4,366	—

Total operating expenses	15,249	15,417	17,527

Loss from continuing operations	(635)	(5,172)	(1,548)
Other (income) expenses:
Interest income	—	(3)	(231)
Interest expense	1,651	4,510	3,010
Other (income) expense	190	(77)	(154)
Equity interest in loss of affiliate	—	—	5,044

Total other expenses	1,841	4,430	7,669
Loss from continuing operations before income taxes	(2,476)	(9,602)	(9,217)
Income tax (benefit) expense	(131)	—	7,527

Net loss from continuing operations	(2,345)	(9,602)	(16,744)
Discontinued operations:
Gain from sale of assets and settlement of liabilities related to discontinued agricultural equipment segment	1,384	—	—

Net loss	(961)	(9,602)	(16,744)
Adjustment for redemption of preferred stock—Series A to A-1	923	—	—
Preferred dividends and accretion for Series B Preferred Stock	(1,566)	(1,096)	(588)

Net loss allocable to common shareholders	$(1,604)	$(10,698)	$(17,332)

Loss per common share from continuing operations—basic	$(0.15)	$(0.54)	$(0.88)
Income per common share from discontinued operations—basic	.07	—	—

Net loss per common share—basic	$(0.08)	$(0.54)	$(0.88)

Weighted average shares used in per share calculation—basic	19,927,667	19,921,114	19,788,031
Loss per common share from continuing operations—diluted	$(0.15)	$(0.54)	$(0.88)
Income per common share from discontinued operations—diluted	.07	—	—
Net loss per common share—diluted	$(0.08)	$(0.54)	$(0.88)

Weighted average shares used in per share calculation—diluted	19,927,667	19,921,114	19,788,031

See accompanying notes to Consolidated Financial Statements.

Williams Controls, Inc.

Consolidated Statements of Comprehensive Loss

(Dollars in thousands)

	For the year ended September 30,
	2002	2001	2000
Net loss	$(961)	$(9,602)	$(16,744)
Change in pension liability adjustment	(1,646)	(2,379)	—

Comprehensive loss	$(2,607)	$(11,981)	$(16,744)

See accompanying notes to Consolidated Financial Statements.

Williams Controls, Inc.

Consolidated Statements of Cash Flows

(Dollars in thousands)

	For the year ended September 30,
	2002	2001	2000
Cash flows from operating activities:
Net loss	$(961)	$(9,602)	$(16,744)
Adjustments to reconcile net loss to net cash (used in) provided by continuing operations:
Gain from discontinued operations	(1,384)	—	—
Loss from sale and disposal of fixed assets	495	122	—
Gain from reversal of patent license liability	(580)	—	—
Depreciation and amortization	2,672	3,993	3,189
Loss on Debt modification	23	—	—
Gain on settlement of interest payable	(720)	—	—
Loss on impairment of investment—Ajay	3,565	—	—
Gain on sale of land and building—Aptek	—	(1,837)	—
Gain on sale of GeoFocus	—	(2,486)	—
Equity interest in loss of affiliate	—	—	5,044
Loss on impairment of assets—PPT, net	—	1,796	—
Loss on impairment of assets—ProActive	—	4,366	—
Deferred income taxes	—	—	6,896
Changes in working capital of continuing operations:
Receivables	(533)	2,859	(458)
Inventories	(215)	3,231	1,819
Accounts payable and accrued expenses	(4,403)	731	2,696
Other	(682)	587	494

Net cash provided by (used in) operating activities of continuing operations	(2,723)	3,760	2,936
Cash flows from investing activities:
Payments for property, plant and equipment	(1,229)	(1,583)	(2,343)
Proceeds from sale of assets	48	—	—
Investment in and loans to affiliate	—	(1,450)	—
Proceeds from sale of land and building	—	5,750	—
Proceeds from sale of GeoFocus	—	3,150	—
Other, net	—	200	43

Net cash provided by (used in) investing activities of continuing operations	(1,181)	6,067	(2,300)
Cash flows from financing activities:
Net proceeds from issuance of Series B Preferred Stock	10,485	—	—
Financing costs related to recapitalization	(167)	—	—
Net repayments of debt and capital lease obligations	(2,287)	(14,479)	(5,898)
Net change in book overdraft	(193)	193	—
Net proceeds from (repayment of) subordinated debt	(3,000)	4,576	—
Proceeds from long-term debt	—	—	1,800
Net proceeds from issuance of convertible subordinated debt	—	—	1,965
Net proceeds from issuance of common stock	—	—	3
Preferred dividends	—	(147)	(588)

Net cash provided by (used in) financing activities of continuing operations	4,838	(9,857)	(2,718)
Cash flows from discontinued operations:
Proceeds from sale of Agricultural Equipment segment	—	—	1,460
Net cash used in operations	(105)	—	(1,671)

Net cash used in discontinued operations	(105)	—	(211)
Net increase (decrease) in cash and cash equivalents	829	(30)	(2,293)
Cash and cash equivalents at beginning of year	—	30	2,323

Cash and cash equivalents at end of year	$829	$—	$30

Supplemental disclosure of cash flow information:
Interest paid	$1,708	$3,556	$2,677
Income taxes paid (refunds)	$(231)	$—	$122

See attached Supplemental disclosure of non-cash investing and financing activities.

Supplemental disclosure of non-cash investing and financing objectives:
Dividends transferred to equity	$1,413	$—	$—
Accrued interest/fees converted to debt	397	—	—
Preferred dividends accrued but not paid and Series B accretion	1,566	494	—
Gain from sale of assets and settlement of liabilities from discontinued operations	1,384	—	—
Subordinated debt converted to Series B Preferred Stock	2,000	—	—
Adjustment for redemption of Series A in exchange for Series A-1 preferred stock	923	—	—
Debt modification fee accrued	225	300
Pension liability adjustment	1,613	2,588	—
Dividends for implied return on preferred stock	—	455	—
Secured subordinated debt issuance cost	—	57	196
Secured subordinated debt discount	—	813	110
Settlement of PPT leases	—	2,832	—
Capital lease for equipment	—	—	458

See accompanying notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

Years Ended September 30, 2002, 2001 and 2000

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

Continuing Subsidaries

        Williams Controls Industries, Inc.:    Manufactures vehicle components sold primarily in the commercial vehicle industry.

        ProActive Acquisition Corporation:    Manufactures electronic throttle controls and adjustable pedal systems for passenger vehicles. Develops and produces electronic sensors.

        NESC Williams, Inc.:    Installs conversion kits to allow vehicles to use compressed natural gas and provides natural gas well metering services.

Inactive subsidaries

        Premier Plastic Technologies, Inc.:    Manufactured plastic components for the automotive industry. This operation was closed in March, 2001. See Note 17 of Notes to Consolidated Financial Statements.

        Williams Technologies, Inc.:    Supported all subsidiaries of the Company by providing research and development and developing strategic business relationships to promote "technology partnering". This subsidiary ceased operations in fiscal 2000.

        Williams World Trade, Inc.:    Located in Kuala Lumpur, Malaysia, WWT managed foreign sourcing for subsidiaries of the Company, affiliates and third party customers. Significant portions of WWT's revenues were derived from Ajay Sports, Inc., an affiliate. This subsidiary ceased operations in fiscal 2000.

        Aptek Williams, Inc.:    Developed and produced sensors, microcircuits, cable assemblies and other electronic products for the transportation industry, and conducts research and development activities to develop commercial applications of sensor related products for the transportation market. This subsidiary ceased operations in fiscal 2002.

        GeoFocus, Inc.:    Developed train tracking and cyber-farming systems using global positioning systems ("GPS") and geographical information systems ("GIS"). This operation was sold in June 2001. See Note 17 of Notes to Consolidated Financial Statements.

Discontinued Operations—
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

Automotive Accessories

        Kenco Williams, Inc.:    Manufactured and distributed truck and auto accessories for the after parts markets. This operation was sold in March 1998.

Current Events
Recapitalization

        On July 1, 2002, the Company completed a previously announced recapitalization transaction led by American Industrial Partners Capital Fund III, L.P. (AIP). In connection with this transaction, the Company sold shares of Series B Preferred stock to AIP for a purchase price of $13,000, in which the Company received net cash proceeds, after payment of fees and expenses, of $10,485. Concurrently with the sale to AIP, the holders of $2,000 of the Company's secured subordinated debentures due March 1, 2002 elected to convert their debentures into the Company's Series B Preferred stock. The Company repaid the remaining $3,000 of secured subordinated debentures from the cash proceeds of the sale of its Series B Preferred stock to AIP. The Company exchanged its newly authorized Series A-1 Preferred stock for approximately 99% of its Series A Preferred stock in a transaction that involved the cancellation of all unpaid dividends accrued on the Series A Preferred stock exchanged and the accrual, commencing on the issue date and ending on September 30, 2002, of an equal amount of dividends on the Series A-1 Preferred stock, after which the Series A-1 Preferred will not bear dividends. The Company amended its outstanding convertible subordinated debentures to, among other things, extend the maturity date, increase the interest rate from 7.5% to 12% per annum and eliminate the conversion feature. Further, the Company obtained a $12,200 five year secured term loan and revolving credit facility with the Company's existing lender, Wells Fargo Credit, Inc.

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

Goodwill and Intangible Assets

        The Company adopted SFAS 142, "Goodwill and Other Intangible Assets" effective with the 2002 fiscal year. Goodwill, which represents the excess of cost over net assets of acquired companies, is no longer being amortized and is evaluated for impairment using fair value. As of September 30, 2002, the Company had $36 of goodwill. Prior to fiscal year 2002, at each balance sheet date, management assessed whether there had been an impairment in the carrying value of cost in excess of net assets of businesses acquired, primarily by comparing current and projected operating income and annual cash flows, on an un-discounted basis, with the related annual amortization expenses. In fiscal 2001, the Company recorded an impairment charge of $4,366 related to the remaining carrying value of ProActive Pedals' goodwill and intangible assets. See Note 16 of Notes to Consolidated Financial Statements.

Concentration of Risk and Sales by Customer

        The Company sells its products to customers in diversified industries worldwide; however, essentially all of its sales from continuing operations are to customers in the Vehicle Components segment. Approximately 82% of the Company's sales from continuing operations are electronic throttle controls ("ETC").

        For the years ended September 30, 2002, 2001 and 2000, Freightliner accounted for 20%, 18% and 23%, Navistar accounted for 11%, 12% and 12%, Volvo accounted for 13%, 9% and 6%, General Motors accounted for 4%, 7% and 6% and Ford accounted for 4%, 5% and 0% of net sales from continuing operations, respectively. Approximately 28%, 16% and 15% of net sales in fiscal 2002, 2001 and 2000 respectively, were to customers outside of the United States, primarily in Canada, Belgium, Mexico and Sweden, and, to a lesser extent, in other European countries, South America, Pacific rim nations and Australia.

Debt Issuance Costs

        Costs incurred in the issuance of debt financing are amortized over the term of the debt agreement, approximating the effective interest method, and are included in other assets on the accompanying balance sheets.

Revenue Recognition

        The Company recognizes revenue upon shipment, when title passes to the customer.

Product Warranty

        The Company provides a warranty covering defects arising from products sold. The warranty is limited to a specified time period, mileage or hours of use, and varies by product and application. The Company has provided a reserve, which in the opinion of management is adequate to cover such warranty costs. During fiscal 2001, the Company had one product recall related to weld failures on certain ETC's produced for the heavy truck markets. The Company has made all required disclosures to the National Highway Traffic Safety Administration (NHTSA) and are testing, repairing or replacing the defective parts as necessary. Management estimates that the total potential units involved are no more than 15,000 units. In fiscal year 2001, the company recorded an accrual of $674 for the recall. In fiscal 2002, the accrual was reduced by $200. The reduction represents a change in management's estimate, based on the results of the recall to date. At September 30, 2002, the product recall accrual was $283. All of the units that were in distributors' inventories have been returned and replaced. The remaining possible defective units are installed on vehicles, and will be replaced if and when they fail. Subsequent to year-end, the Company reached a $160 settlement with one of its vendors to recover certain costs of the recall.

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

Post-retirement Benefits

        Statement of Financial Accounting Standards ("SFAS") No. 106, "Employers' Accounting for Post Retirement Benefits Other than Pensions" requires the Company to accrue retiree insurance benefits over the period in which employees become eligible for such benefits. The Company implemented SFAS No. 106 by amortizing the transition obligation over twenty years. (See Note 12)

Income (loss) Per Share

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

        Following is a reconciliation of basic EPS and diluted EPS from continuing operations:

	Year Ended September 30, 2002			Year Ended September 30, 2001
	Loss	Shares	Per Share Amount	Loss	Shares	Per Share Amount
Loss from continuing operations	$(2,345)			$(9,602)
Less—Preferred dividends and accretion for Series B preferred stock	(1,566)			(1,096)
Plus—Adjustment for redemption of Series A in exchange for Series A-1 Preferred stock	923			—

Basic EPS—
Loss allocable to common shareholders from continuing operations	(2,988)	19,927,667	$(0.15)	(10,698)	19,921,114	$(0.54)
Effect of dilutive securities—
Stock options and warrants	—	—		—	—
Convertible preferred stock	—	—		—	—
Convertible subordinated debt	—	—		—	—

Diluted EPS—
Loss allocable to common shareholders from continuing operations	$(2,988)	19,927,667	$(0.15)	$(10,698)	19,921,114	$(0.54)

	Year ended September 30, 2000
	Loss	Shares	Per Share Amount
Loss from continuing operations	$(16,744)
Less—Preferred stock dividends	(588)

Basic EPS—
Loss allocable to common shareholders from continuing operations	(17,332)	19,788,031	$(0.88)
Effect of dilutive securities—
Stock options and warrants	—	—
Convertible preferred stock	—	—

Diluted EPS—
Loss allocable to common shareholders from continuing operations	$(17,332)	19,788,031	$(0.88)

        At September 30, 2002, 2001 and 2000, the Company had options and warrants covering 8,804,960, 6,392,373 and 3,894,266 shares, respectively of the Company's common stock outstanding that were not considered in the respective diluted EPS calculations since they would have been anti-dilutive. In 2002, 2001 and 2000, conversion of the preferred shares, and in 2001 and 2000 conversion of the convertible subordinated debt would have been anti-dilutive and, therefore, was not considered in the computation of diluted earnings per share.

Fair Value of Financial Instruments

        The carrying values of the Company's accounts receivables and payables approximate fair values primarily because of the short maturity of these instruments. The fair values of the Company's long-term debt approximated its carrying values because the debt is primarily variable rate debt. The carrying value of the subordinated debt was recorded at fair value in connection with July 2002 recapitalization transaction. (See Note 7)

Stock-Based Compensation

        SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") allows companies to choose whether to account for stock-based compensation on a fair value method, or to continue accounting for such compensation under the method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). The Company has chosen to continue to account for stock-based compensation using APB 25. (See Note 15)

Recent Adopted Accounting Standards

        In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported separately from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144. The Company adopted the provisions of SFAS No. 141 and SFAS No. 142 as of October 1, 2001. As of October 1, 2001, the Company did not have any significant remaining goodwill. The adoption of SFAS No.141 and SFAS No. 142 did not have a significant impact on the financial condition or results of operations of the Company. Goodwill and other intangible amortization, including write-off's, was $4,739 and $599 in 2001 and 2000, respectively.

        In April 2002, the FASB issued SFAS 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", which is effective for transactions occurring after May 15, 2002 and fiscal years beginning after May 15, 2002. SFAS 145 rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements and amends FASB Statement No. 13, Accounting for Leases. SFAS 145 no longer requires extinguishment of debt to be shown as an extraordinary item. The Company adopted SFAS 145 in the third quarter of 2002 and as a result, has recorded an extinguishment of vendor interest in other (income) and expense (see Note 8).

Recently Issued Accounting Standard

        In June and August 2001, the FASB issued SFAS No.'s 143 and 144, "Accounting for Asset Retirement Obligations" and "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Company also records a corresponding asset which is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. SFAS No. 144 amends SFAS No. 121 but retains many of its fundamental provisions and provides a single accounting model for long-lived assets to be disposed of. SFAS No. 144 also changes the criteria for classifying an asset as held-for-sale and broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations and change the timing of recognizing losses on such operations. These statements are effective for the Company's fiscal year ended 2003. Because of the extensive effort needed to evaluate the impact of adopting SFAS No. 143, it is not practicable to reasonably estimate the impact of adopting the Statement on the Company's consolidated financial statements at the date of this report. The Company does not expect the adoption of SFAS No. 144 to have a material impact on the Company's financial position or results of operations.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This statement nullifies Emerging Issues Task Force Issue No. 94-3 (Issue 94-3), "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity is recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect the adoption of SFAS 146 to have a material impact on the Company's financial position or results of operations.

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

Reclassifications

        Certain amounts previously reported in the 2001 financial statements have been reclassified to conform to 2002 financial statement classifications.

Note 3. Inventories

        Inventories consist of the following at September 30:

	2002	2001
Raw material	$3,294	$3,056
Work in process	574	932
Finished goods	1,072	737

	$4,940	$4,725

        Finished goods include finished product ready for shipment.

Note 4. Property, Plant and Equipment

        At September 30, 2002 and 2001, property, plant and equipment consist of the following:

	2002	2001
Land and land improvements	$849	$895
Buildings	2,877	4,498
Machinery and equipment	10,408	13,995
Office furniture and equipment	3,911	4,903
Construction in process	2,573	1,620

	20,618	25,911
Less accumulated depreciation	(9,808)	(14,182)

	$10,810	$11,729

        Capital leases for machinery and equipment and office furniture and equipment included above were $1,223 and $2,497 at September 30, 2002 and 2001, respectively. Accumulated depreciation on capital leases was $848 and $897 at September 30, 2002 and 2001, respectively.

Note 5. Investment in and Receivables from Affiliate

        At September 30, 2001 the Company had notes and accounts receivable from Ajay Sports, Inc. ("Ajay") with a carrying value of $3,565, including a $500 note receivable, reflected as a reduction in the Company's shareholders' equity, relating to the issuance of 206,719 shares of the Company's common stock to Ajay. The Company's former chief executive officer and former Chairman of the Board, Thomas W. Itin, is an officer and shareholder of Ajay.

        The Company had previously accounted for its 16% investment in Ajay using the equity method of accounting. As a result of various changes within both the Company and Ajay, the Company determined it no longer had influence over the operations of Ajay and accordingly changed to the cost method of accounting for its investment in and note receivable from Ajay. During the year ended September 30, 2000, the Company recorded a $5,044 loss resulting from applying the equity method for the investment in and receivable from Ajay. During the year ended September 30, 2001 the Company increased the note receivable from Ajay by $1,450 related to the guaranty obligation the Company had with Ajay under an inter-creditor agreement. The investment in and certain loans of the Company to Ajay were guaranteed by Thomas W. Itin. The Company evaluated the collectability of the guarantees of Mr. Itin, including the cost of collections and concluded that these guarantees were worthless. The Company evaluated the realization of its investment in and receivables from Ajay and based on the Company's collection efforts, determined the investment in and receivables from Ajay were impaired and accordingly an impairment loss for the entire carrying value of $3,565 was recorded in the second quarter of fiscal 2002, reflected on the Consolidated Statements of Operations as "Loss on impairment of Investment—Ajay".

        In November 2002, the Company settled all claims related to Ajay and Mr. Itin, including previously filed suits in the Circuit Court for Oakland County, Michigan and the Multnomah Circuit Court for the State of Oregon. As part of the settlement, the Company retained a $2,500 interest in the notes receivable owed to the Company by Ajay; however, no amounts have been recorded on the financial statements for these interests. Additionally, as part of the settlement, although the Company believed the guarantees of Mr. Itin were enforceable, based on the Company's evaluation of the ultimate collectability of the guarantees, including the cost of collections, Mr. Itin was relieved of his guaranty obligation.

Note 6. Patent License Agreement

        In conjunction with the acquisition in 1999 of the ProActive Pedals division of Active Tool & Manufacturing Co., Inc., the Company entered into a patent license agreement requiring fixed minimum payments with a private inventor, under which the Company would hold an exclusive, worldwide license for three patents covering adjustable foot pedals. The Company recorded in 1999 a liability related to the minimum guaranteed payments. The liability was $561 at September 30, 2001. The inventor terminated the license under the insolvency provisions of the license. Based on the termination provisions enacted by the inventor, it was determined in the latter part of fiscal 2002 that the license agreement was no longer valid, and accordingly the remaining liability was reversed resulting in a gain of $580 reflected in Administration expense on the accompanying Consolidated Statements of Operations.

Note 7. Financing Arrangements—Recapitalization

        On July 1, 2002 the Company completed the previously announced recapitalization transaction with American Industrial Partners (AIP) whereby an affiliate of AIP invested $13,000, less fees and expenses, into the Company by acquiring 130,000 shares of the Company's newly authorized Series B Preferred Stock, 15% Redeemable Convertible Series (Series B Preferred). As a result of the transaction, AIP is entitled to and has elected a majority of the members of the Company's Board of Directors. Along with the investment by AIP, an investor group that held $2,000 of the Company's 12% secured Subordinated Debentures exchanged those securities for $2,000 of Series B Preferred. As additional elements of the recapitalization transaction, the Company (i) entered into a new five-year revolving and term loan agreement with its existing primary lender, Wells Fargo Credit, Inc.; (ii) repaid from the cash proceeds of sale of Series B Preferred the remaining $3,000 face amount of 12% secured subordinated debentures, after giving consideration to the $2,000 of debentures converted to Series B Preferred; (iii) eliminated the conversion feature, increased the interest rate to 12.0% (further increasing to 15.0% in July 2003) and extended the maturity to July 1, 2004 of approximately $2,139 face amount of convertible subordinated debentures; (iv) exchanged approximately $7,755 in Series A Preferred Stock, 7 1/2% Convertible Redeemable Series, (Series A Preferred) shares for Series A-1 Preferred Stock, Non-Redeemable Convertible Series, (Series A-1 Preferred); (v) cancelled in the fourth quarter of fiscal 2002 accrued but unpaid dividends of $1,413 on Series A preferred exchanged for Series A-1 Preferred which were outstanding as of July 14, 2002 and (vi) accrued in the fourth quarter of 2002 a one-time dividend on the new Series A-1 Preferred in an amount equal to the dividends canceled as a result of the exchange of the Series A Preferred. The remaining cash proceeds from the recapitalization are being used for working capital purposes, including the payment of certain past due accounts payable.

        The Series B Preferred is convertible into shares of common stock at $.85 per share. The shares of Series A-1 Preferred are convertible into shares of common stock at $.66. Both conversion prices are subject to customary anti-dilution adjustment. The Series B and Series A-1 conversion price may also be adjusted based on certain future transactions. Series B Preferred is mandatorily redeemable on July 1, 2009 or following a change of control of the Company. Dividends on Series B Preferred are payable in cash when and if declared by the Company's Board of Directors. Accrued dividends can be converted by the holders into the Company's common stock at the then current conversion rate. The Series B Preferred has been recorded net of expenses and is being accreted to its redemption value of $15,000 over seven years. Dividends accrued on the Series B Preferred are included in the carrying value of the Series B Preferred stock. The changes to the convertible subordinated debt was accounted for as a debt modification and resulted in a loss of $23 to record the debt at its estimated fair value. The exchange of Series A Preferred for Series A-1 Preferred resulted in an adjustment of $923 to the net loss allocable to common shareholders. This adjustment represented the difference between the carrying value of the Series A Preferred given up and the estimated fair value of the Series A-1 Preferred received.

Note 8 Agreement to settle accounts payable and interest

        On June 28, 2002, in contemplation of the completion of the AIP transaction, the Company entered into an agreement with a vendor and customer of the Company, Caterpillar, Inc. (Caterpillar) to remedy past due accounts between the Company and Caterpillar. Under the agreement, the Company remitted to Caterpillar $1,250 during the first week of July 2002 and has made monthly payments, which will continue through December, 2002 for a total of $2,850. As part of this agreement the Company and Caterpillar returned to normal vendor terms. Also in connection with the agreement, Caterpillar agreed to a reduction of previously accrued interest on past due payables. As a result, the Company reduced accrued interest and interest expense by $720 for the year ended September 30, 2002. The $720 is shown as a reduction of interest expense in the statement of operations. In connection with the transaction, the Company adopted early application of Statement of Financial Accounting Standard No. 145 and accordingly, the $720 is not reflected as an extraordinary item.

Note 9. Debt

        As part of the recapitalization transaction, the Company entered into a new five-year credit facility with Wells Fargo Credit, Inc. ("Wells") which replaced the Company's prior loan Facility with Wells. The prior loan agreement matured in July, 2001 and Wells continued to lend to the Company after expiration of the prior loan facility under a series of extension and forbearance agreements. On July 1, 2002, the Company's existing term loan balances of $2,175 and the existing revolving credit balance of $5,692 were converted to the new credit terms. Wells established financial covenants through September 30, 2002 and the Company was in compliance with the covenants at September 30, 2002. Wells has not established financial covenants for periods subsequent to September 30, 2002, but intends to do so. The new loan facility with Wells provides for $12,200 in revolving and term loans. Interest rates under the new agreement are currently Well's prime rate plus 2.00% for the revolving debt and Well's prime rate plus 2.25% for the term loans. Fees under the loan agreement include an unused revolver fee of .25% on the unused portion, a term loan prepayment fee of 2% in the first year and 1% thereafter, and a revolving loan termination fee of $200 in year 1 and $100 thereafter. The revolver and term loan A mature on July 1, 2007 and term loan B matures on July 1, 2004. The loans are secured by essentially all of the assets of the Company.

The Company's long-term debt consists of the following at September 30	2002	2001
Bank revolving credit facility due July 1, 2007, bearing interest at a variable rate, (6.75% at September 30, 2002) included in current liabilities	$2,981	$—
Bank Term Loan A due July 1, 2007, balance bearing interest at a variable rate, (7.00% at September 30, 2002) payable in monthly installments of $23	1,330	—
Bank Term Loan B due July 1, 2004, balance bearing interest at a variable rate, (7.00% at September 30, 2002) payable in monthly installments of $33	700	—
Bank revolving credit facility originally due July 11, 2001, extended to June 30, 2002, balance bearing interest at a variable rate. (8.00% at September 30, 2001)	—	4,548
Bank Term Loan I, originally due July 11, 2001, extended to June 30, 2002 balance-bearing interest at a variable interest rate. (8.25% at September 30, 2001)	—	1,994
Note Payable—terminated lease—Mitsubishi due August 1, 2003, balance bearing interest at 8.5% per annum payable in monthly installments of $14	137	—

Note Payable—terminated lease—Wells Fargo leasing, balance bearing interest at 10.0% per annum payable in monthly installments of $15, due in full March 1, 2003	155	—
Unsecured debt, defaulted and judgment against Company granted July 12, 2001, judgment release granted. (See Note 18 of Notes to Consolidated Financial Statements)	—	799
Real Estate mortgage, due October 15, 2001, Default judgment against Company granted November 2001. Mortgage satisfied December 2001. See Note 18.	—	417

	5,303	7,758
Less current portion	3,953	7,758

	$1,350	$—

Maturities of long-term debt for the years ending September 30, 2002, are as follows:
2003	$3,953
2004	580
2005	280
2006	280
2007	210
Thereafter	—

$5,303

Capital Leases

        The Company has acquired certain assets, primarily machinery and equipment, through capital leases. The leases have terms ranging from three to seven years, and are payable in monthly and quarterly installments with interest (at rates ranging from 7.5% to 10.5%).

        Future minimum lease payments under capital leases are as follows for the years ending September 30:

2003	$286
2004	61
2005	59
2006	35

Total future minimum lease payments	441
Less—Amount representing interest	177

Present value of future minimum lease payments	264
Less—Current portion	131

$133

        The manufacturing operations of PPT were closed in March 2001. PPT had capital and operating leases that were guaranteed by the parent, Williams Controls, Inc. As part of the closure, the Company negotiated settlements at amounts less than the original lease amounts with the lessors for complete settlement of the lease guarantees. Total amounts owing under these guarantees is $292, which is reflected in Current portion of long-term debt and capital leases.

        During 2002 and 2001, the Company incurred no additional capital leases. The Company entered into $458 of capital leases in 2000. Current and long-term portions of capital leases were $710 and $205 at September 30, 2001

Secured Subordinated Debt

        In February 2001, the Company issued 12% secured subordinated debentures totaling $5,000, due March 1, 2002. There was an exchange of $2,000 of these debentures for Series B Preferred shares on July 1, 2002. (See Note 7) The remaining debentures were paid, including accrued interest during July 2002.

        The Company had issued to each purchaser of debentures a three year warrant to purchase common stock of the Company, par value $0.01 per share at $1.375 per share for each $2.00 of principal amount of debentures purchased. The Company also had issued the placement agent a three year warrant to purchase shares of the Company's common stock equal to 7.0% of the number of warrants issued to the purchasers. The exercise price of the placement agent warrants is $1.375 per share. The fair value of the warrants issued, totaling $870, is included as "Additional Paid in Capital" within Shareholders' equity with an offset of $813 against the "Secured Subordinated Debt" for the warrants issued to debenture holders and an increase of $57 in other assets for the placement agent warrants in the accompanying Consolidated Balance Sheet. The fair value of the warrants has been allocated using relative fair value. The discount of the debentures and the debt issuance costs were being amortized using the effective interest method over the lives of the debt, which was one year. The carrying value of the subordinated debt was $4,678 at September 30, 2001 and is included in Current portion of long-term debt and capital leases on the accompanying Consolidated Balance Sheet.

        The conversion price for the warrants issued in connection with the secured subordinated debt shall be adjusted if the Company sells or distributes common stock, options or warrants to purchase common stock of securities convertible into common stock at a price below the conversion price of the warrants issued in connection with the secured subordinated debt, subject to certain exceptions defined in the agreement. The formula for adjustment is defined in the agreement. As a result of the recapitalization transaction, the conversion price of the warrants was reduced to $.93 per share.

Subordinated Debt

        In April 2000, the Company issued 7.5% convertible subordinated debentures in an aggregate principal amount of $2,139, due March 31, 2003 including $140 issued in lieu of the underwriting fee. Net proceeds to the Company after expenses, excluding the value of warrants issued, were $1,965 and were used for general working capital purposes. In addition, the Company issued to each purchaser of debentures a three year warrant to purchase common stock of the Company equal to 20% of the shares of common stock into which such purchaser's debenture is convertible. The exercise price of the warrants is $2.375 per share. The Company issued the placement agent a five year warrant to purchase shares of the Company's common stock equal to 7.0% of the total shares of common stock issuable upon the conversion of the debentures. The exercise price of the placement agent warrants is $2.40 per share. The fair value of warrants issued, totaling $166, is included as "Warrants issued in connection with convertible subordinated debt" in the accompanying Consolidated Statements of Shareholders' Equity with an offset of $110 against the "Convertible Subordinated Debt" for the warrants issued to debenture holders and an increase of $56 in other assets for the placement agent warrants in the accompanying Consolidated Balance Sheet. The discount of the debentures and the debt issuance costs are being amortized using the effective interest method over the lives of the debentures. The conversion price for the warrants issued in connection with the subordinated debt, other than the placement agent warrants, shall be adjusted if the Company sells or distributes common stock, options or warrants to purchase common stock of securities convertible into common stock at a price below the conversion price of the warrants issued in connection with the subordinated debt, subject to certain exceptions defined in the warrants. The formula for adjustment is defined in the warrants. As a result of the recapitalization transaction, the conversion price of the warrants was reduced to $1.20 per share. On July 1, 2002, as part of the recapitalization transaction, the Company modified the terms of the debt agreements to eliminate the conversion feature, increased the interest rate to 12.0% (further increasing to 15.0% in July 2003) and extended the maturity to July 1, 2004. Interest is being accrued on a straight line basis. The debentures are unsecured obligations, subordinate to all senior indebtedness (as defined).

Note 10. Pension Plans

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

	Salaried Employees Plan		Hourly Employees Plan
September 30,
	2002	2001	2002	2001
Change in benefit obligation:
Benefit obligation at beginning of year	$4,184	$3,258	$4,458	$3,814
Service cost	172	119	183	168
Interest cost	306	254	329	299
Actuarial (gain) loss	38	661	576	308
Benefits paid	(196)	(159)	(175)	(131)
Plan Amendments	40	51	—	—

Benefit obligation at end of year	$4,544	$4,184	$5,371	$4,458

	Salaried Employees Plan		Hourly Employees Plan
September 30,
	2002	2001	2002	2001
Change in plan assets:
Fair value of plan assets at beginning of year	$2,375	$3,355	$2,696	$3,713
Actual return on plan assets	(335)	(821)	(476)	(886)
Employer Contributions	258	—	123	—
Benefits Paid	(196)	(159)	(175)	(131)

Fair value of plan assets at end of year	$2,102	$2,375	$2,168	$2,696

Funded status	$(2,442)	$(1,809)	$(3,203)	$(1,762)
Unrecognized actuarial (gain) loss	1,890	1,395	2,433	1,244
Unrecognized prior service cost	8	(37)	168	209

Net amount recognized	$(544)	$(451)	$(602)	$(309)

Amounts recognized in the Balance Sheet consist of:
Prepaid benefit cost	$—	$—	$—	$—
Accrued benefit liability	(2,144)	(1,600)	(3,203)	(1,748)
Intangible asset	8	—	168	209
Accumulated other comprehensive loss	1,592	1,149	2,433	1,230

Net amount recognized	$(544)	$(451)	$(602)	$(309)

Weighted-average assumptions as of September 30,	2002	2001	2000	2002	2001	2000
Discount rate	6.75%	7.50%	8.00%	6.75%	7.50%	8.00%
Expected return on plan assets	8.00%	9.00%	9.00%	8.00%	9.00%	9.00%
Rate of compensation increase	3.00%	4.00%	4.00%	—	—	—

	Salaried Employees Plan			Hourly Employees Plan
Components of net periodic benefit cost for the years ended September 30:
	2002	2001	2000	2002	2001	2000
Service Cost	$172	$119	$147	$183	$168	$159
Interest Cost	306	254	269	329	299	283
Expected return on plan assets	(202)	(290)	(278)	(236)	(323)	(315)
Amortization of prior service cost	(8)	(12)	(12)	41	41	41
Amortization of (gain) loss	80	(5)	—	99	—	—

Net periodic benefit cost	$348	$66	$126	$416	$185	$168

        At September 30, 2002 and 2001 the accumulated benefit obligation was in excess of the plan assets for both the Salaried Employees Plan and the Hourly Employees Plan. Accordingly, in 2002 an additional minimum liability was recorded with a decrease in other assets of $33 and an increase in other comprehensive loss of $1,646. In 2001, an additional minimum liability was recorded with an increase in other assets of $209 and other comprehensive loss of $2,379.

        The total liability of $5,347 at September 30, 2002 is included in the Consolidated Balance Sheet as follows: $2,113 in accrued expenses and $3,234, in other long-term liabilities. The total liability of $3,348 at September 30, 2001 is included in the Consolidated Balance Sheet as follows: $317 in accrued expenses and $3,031 in other long-term liabilities.

        The projected benefit obligation, accumulated benefit obligation and the fair value of plan assets as of September 30, 2002 and 2001 are as follows:

	Salaried Employee Plan		Hourly Employee Plan
	2002	2001	2002	2001
Projected benefit obligation	$4,544	$4,185	$5,371	$4,458
Accumulated benefit obligation	4,246	3,975	5,371	4,444
Fair value of plan assets	2,102	2,375	2,168	2,696

        Due to the decline in Fair value of plan assets and declining discount rate, the Company expects to recognize $1,162 in expense in fiscal 2003 related to these plans and make payments of $2,113.

Note 11. Other Benefit Plans

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

Note 12. Post Retirement Benefits other than Pensions

        The Company provides health care and life insurance benefits for certain of its retired employees ("Post Retirement Plan"). These benefits are subject to deductibles, co-payment provisions and other limitations. The Company may amend or change the Post Retirement Plan periodically.

        In accordance with SFAS 106 "Employers Accounting for Post Retirement Benefits other than Pensions," the Company elected to amortize the Accumulated Post Retirement Benefit obligation at October 1, 1993 over twenty years as a component of post retirement benefits expense.

        The following table provides information on the post retirement plan status at September 30:

Accumulated Post Retirement Benefit Obligation	2002	2001
Retirees	$1,888	$1,235
Fully eligible active participants	1,956	1,215,
Other active Plan participants	1,622	1,592,

	5,466	4,042
Plan assets	—	—

Accumulated post retirement benefit obligation in excess of plan assets	5,466	4,042
Unrecognized gain(loss)	(787)	373
Unrecognized prior service cost	(359)	(431)
Unrecognized transition obligation	(1,261)	(1,376)

Accrued post retirement benefit cost included in other long-term liabilities in the consolidated balance sheet	$3,059	$2,608

Change in Benefit Obligation:	2002	2001
Benefit obligation at beginning of year	$4,042	$3,157
Service Cost	138	87
Interest Cost	298	248
Actuarial (gain) loss	1,153	647
Benefit payments	(165)	(97)

Benefit obligation at end of year	$5,466	$4,042

Post retirement benefits expense included the following Components for the years ended September 30:	2002	2001	2000
Service cost	$138	$87	$89
Interest cost	298	248	264
Amortization of unrecognized net obligation at transition	179	140	178

Post retirement benefits expense	$615	$475	$531

        The assumed health care cost trend rate used in measuring the accumulated post retirement benefit obligation (APBO) ranged between 4.5%-10.0% in the first year, declining to 4.5%—5.0% after 8 years. The discount rate used in determining the APBO was 6.75%, 7.50% and 8.00% for the years ended September 30, 2002, 2001 and 2000, respectively.

        If the assumed medical costs trends were increased by 1%, the APBO as of September 30, 2002 would increase by $324, and the aggregate of the services and interest cost components of the net annual post retirement benefit cost would be increased by $463. If the assumed medical costs trends were decreased by 1%, the APBO as of September 30, 2002 would decrease by $714, and the aggregate of the services and interest cost components of the net annual post retirement benefit cost would be decreased by $379.

Note 13. Income Tax Expense (Benefit)

        The provision for income tax expense (benefit) is as follows for the years ended September 30:

	2002	2001	2000
Current	$(131)	$—	$631
Deferred	—	—	6,896

	$(131)	$—	$7,527

        The reconciliation between the effective tax rate and the statutory federal tax rate on loss from continuing operations as a percent is as follows:

(Benefit) Provision	2002	2001	2000
Statutory federal income tax rate	(34.0)%	(34.0)%	(34.0)%
State taxes, net of federal income tax benefit	(4.0)	(4.0)	(4.0)
Effect of change in valuation allowance	38.0	38.0	119.7
Other	(0.5)	—	—

	(0.5)%	—%	81.7%

        At September 30, 2002, 2001 and 2000 the Company has recorded a full valuation allowance on all of its net deferred tax assets as it is more likely than not the deferred tax assets will be realized. The net change in total valuation allowance for the years ended September 30, 2002, 2001 and 2000 was an increase of $4,043, $3,839 and $9,046 respectively.

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 2002 and 2001 are as follows:

	2002	2001
Deferred tax assets:
Inventories, due to obsolescence reserve and additional costs inventoried for tax purposes pursuant to the Tax Reform Act of 1986	$308	$428
Warranty reserves	659	589
Accrual for compensated absences	182	240
Accrual for retiree medical benefits	1,134	1,000
Accounts receivable reserves	476	443
Estimated loss from write-down of assets of PPT and ProActive	1,677	2,064
Estimated loss on disposal of agriculture equipment segment	—	151
Loss from disposal of assets	175	—
Loss from investment in affiliate (Ajay Sports, Inc.)	4,011	2,642
Tax gain on sale/leaseback	628	628
In-process research and development	514	582
Accrued other reserves	769	537
Pension plan comprehensive loss adjustment	1,546	913
Federal net operating loss carryforwards	6,290	5,591
State net operating loss carryforwards	1,906	1,565

Total deferred tax assets	20,275	17,373
Less valuation allowance	(19,238)	(15,195)

Deferred tax assets, net of valuation allowance	1,037	2,178

Deferred tax liabilities:
Plant and equipment, principally due to differences in depreciation and amortization	1,037	2,178

Net deferred income tax assets	$—	$—

Current deferred income tax assets	$2,394	$2,352
Long-term deferred income tax assets	17,881	15,021
Long-term deferred income tax liabilities	(1,037)	(2,178)
Valuation allowance	(19,238)	(15,195)

	$—	$—

        At September 30, 2002, the Company has approximately $16,380 of federal net operating loss carry-forwards, which are available to the Company and expire through 2020. At September 30, 2002, the Company has approximately $32,313 of state net operating loss carry-forwards, which are available to the Company in certain state tax jurisdictions and expire in 2007 through 2015. Federal net operating losses are subject to provisions of the Internal Revenue Code which restrict the utilization of this type of tax attribute in the event of an "ownership change" (as defined in the Internal Revenue Code Section 382). Changes in ownership resulting from the recapitalization transaction discussed in Note 7 coupled with any future changes in ownership may significantly defer the utilization of net operating loss carry forwards in the future.

Note 14. Contingencies and Commitments

        The Company and its subsidiaries are involved in various lawsuits incidental to their businesses. It is the opinion of management that the ultimate outcome of these actions will not have a material effect on the Company's financial position or results of operations. See Note 5 of Notes to Consolidated Financial Statements for discussion of litigation regarding the Company's investment in Ajay.

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

        The Company's benefit plans were audited by the Department of Labor (DOL) during fiscal 2001. The Company made payments totaling $125 into the ESOP fund at the suggestion of the DOL, and now regards itself to be in full compliance with DOL regulations. The Company had accrued $170 in the first quarter of 2002 for the ESOP related issue.

        The Company had a product recall in 2001. See "Product Warranty", Note 2 of Notes to Consolidated Financial Statements for further discussion of this recall.

        Included in the accompanying balance sheet are approximately $1,649 of old accounts payable related to closed insolvent subsidiaries of the Company. Management does not believe they will ultimately have to pay the full amount of these payables.

        The Company leases certain facilities under non-cancelable operating leases. In addition, the Company leases certain equipment used in their operations. Future minimum lease payments under all non-cancelable operating leases are approximately as follows for years ending September 30,

2003	$206
2004	60
2005	60

Total	$326

        Rent expense under operating leases was $452, $830 and $749 for the years ended September 30, 2002, 2001 and 2000, respectively.

Note 15. Warrants, Preferred Stock, and Stock options

        In July 1999, the Company completed a private placement of 1,244,065 shares of common stock of the Company and received net proceeds of $3,379. In addition, 87,084 shares of the Company's common stock were issued in lieu of the underwriting fee for a total of 1,331,149 shares issued in conjunction with the offering. For every share issued in the private placement, the purchasing shareholders received warrants to purchase .35 common shares or 465,902 additional shares of common stock, at $3.125 per share. In addition, the placement agent received warrants for 7% of the 1,244,065 shares issued, or 87,084 warrants at $3.125 per common share plus for every share issued to the placement agent, the placement agent received warrants to purchase .35 common shares, or 30,480 additional shares of common stock, at $3.30 per share. The warrants issued may be exercised at any time through July 2004. The fair value of such warrants and the shares in lieu of the underwriting fee totaling $1,118 was recorded as "Equity Issuance Costs" in Shareholders Equity. In connection with the private placement, and as partial compensation for services, the Company issued to the placement agent warrants to purchase 203,637 shares of the Company's common stock at an exercise price of $3.30 per share. These warrants expire in April 2003.

        The conversion price for the warrants issued in connection with the private placement shall be adjusted if the Company sells or distributes common stock at a price below the conversion price of the warrants issued in connection with the private placement, subject to certain exceptions defined in the agreement. The formula for adjustment is defined in the agreement. As a result of the recapitalization transaction, the conversion price of the warrants related to the private placement was reduced to $1.39 per share and the conversion price of the warrants issued to the placement agent was reduced to $1.43 per share.

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

        On July 14, 2002 the Company exchanged newly authorized Series A-1 Preferred stock for approximately 99% of its Series A Preferred stock in a transaction that involved the cancellation of all unpaid dividends accrued on the Series A Preferred stock being exchanged and the accrual, commencing on the issue date and ending on September 30, 2002, of an equal amount of dividends on the Series A-1 Preferred stock, after which the Series A-1 Preferred ceased to bear dividends. The current conversion price for the Series A-1 Preferred is $.66 per share, subject to adjustment. The Series A Preferred stock is subordinate to the Series B and A-1 Preferred stock. The holders of the Series A-1 Preferred stock may convert to common at the earlier of July 2005 or upon a change of control. Prior to such time, the holders of the Series A-1 Preferred stock may convert to common only if the average of the closing bid price of the common as listed on the over the counter bulletin board, or wherever the common then trades for at least twelve of the last thirteen consecutive weeks prior to the date of conversion, is greater than or equal to $1.00 per share. Additionally, the Company may force conversion after three years, if the average weekly closing bid price of the common is greater than or equal to the conversion price for a period of at least twelve out of thirteen consecutive weeks ending no more than ten days prior to the date of conversion, or upon a change in control.

        The Series A-1 Preferred stock has participating dividend rights equal to common shareholders and equal voting rights for each share of common stock their Series A-1 Preferred stock could be converted into. After the exchange transaction there were 650 shares of Series A Preferred stock remaining outstanding with an adjusted conversion price of $1.29 per share. As of September 30, 2002 the Preferred stock has the following liquidation rights: Series B Preferred $15,000; Series A-1 Preferred $7,750 and Series A Preferred $67. All of the above amounts exclude accrued but unpaid dividends (see Note 7).

        The $15,000 of Series B Preferred stock issued in the recapitalization transaction has a minimum dividend rate of 15%; the dividend rate may increase under certain circumstances. The Series B Preferred stock is convertible into shares of common stock at any time at a current conversion price of $.85 per share, subject to adjustment, and is subject to mandatory redemption seven years after issuance or upon a change in control of the Company. The Series B Preferred stock has participating dividend rights equal to common shareholders and equal voting rights for each share of common stock their Series B Preferred stock could be converted into. Additionally, the Series B Preferred stock has equal voting rights for each share of common stock their Series B Preferred stock could be converted into in addition to the right to elect a majority of the Board of Directors, (see Note 7).

Stock Options

        The Company currently has two qualified stock option plans. The Company adopted the 1993 Stock Option Plan ("the 1993 Plan") which reserves an aggregate of 1,500,000 shares of the Company's common stock for the issuance of stock options which may be granted to employees, officers and directors of and consultants to the Company. Under the terms of the 1993 Plan, the Company may grant "incentive stock options" or "non-qualified options" at not less than the fair market value on the date of grant. Options granted under the 1993 Plan are exercisable as to 25 percent of the shares covered thereby commencing six months after the earlier of the date of grant or the date of employment, and as to an additional 25%, cumulatively, on the first, second and third anniversaries of the date of grant, and expire ten years after the date of grant. In each of January 1998 and in February 1999, the Company reserved an additional 1,500,000 shares of the Company's common stock for the issuance of stock options under the 1993 Plan. At September 30, 2002 and 2001, the Company had 1,725,280 and 2,250,280 shares, respectively, available for future grants.

        Stock option activity during the periods indicated under the 1993 Plan is as follows:

	Shares Available for Grant	Shares Subject to Options	Option Prices
Outstanding at September 30, 1999	1,716,075	2,732,175	$1.94 - 3.00
Granted	(64,000)	64,000	1.50 - 2.50
Exercised	—	(18,750)	1.94
Canceled	332,318	(332,318)	1.94 - 3.00

Outstanding at September 30, 2000	1,984,393	2,445,107	1.50 - 3.00
Canceled	265,887	(265,887)	1.50 - 3.00

Outstanding at September 30, 2001	2,250,280	2,179,220	1.94 - 3.00
Granted	(975,000)	975,000	..66
Canceled	450,000	(450,000)	2.13

Outstanding at September 30, 2002	1,725,280	2,704,220	$.66 - 3.00

        During 1996 the shareholders of the Company approved a stock option plan which reserves an aggregate of 200,000 shares of the Company's stock for non-employee Directors of the Company (the "1995 Plan"). The 1995 Plan provides for automatic granting of 10,000 options to each non-employee director of the Company at a price equal to the market value on the date of grant which is the date of the annual shareholders' meeting each year, exercisable for 10 years after the date of the grant. These options are exercisable as to 25% of the shares thereby on the date of grant and as to an additional 25%, cumulatively on the first, second and third anniversaries of the date of grant. In March 2000, the company reserved an additional 200,000 shares of the Company's common stock for the issuance of stock options under the 1995 Plan. The Company made no share grants in 2001 as the Company did not hold an annual shareholders' meeting in 2001. At September 30, 2002 there were 100,000 shares available for grant under the 1995 Plan.

        Stock option activity during the periods indicated under the 1995 Plan is as follows:

	Shares Available for Grant	Shares Subject to Options	Option Prices
Outstanding at September 30, 1999	30,000	170,000	$2.44 - 3.66
Additional shares reserved	200,000	—
Granted	(30,000)	30,000	2.125

Outstanding at September 30, 2000, and 2001	200,000	200,000	2.125 - 3.66
Granted	(100,000)	100,000.66

Outstanding at September 30, 2002	100,000	300,000	.66 - 3.66

Statement of Financial Accounting Standards No. 123

        During 1995, the Financial Accounting Standards Board issued SFAS No. 123 which defines a fair value based method of accounting for employee stock options and similar equity instruments and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the method of accounting prescribed by APB 25. Entities electing to continue to use the accounting treatment in APB 25 must make pro forma disclosures of net earnings (loss) and, if presented, earnings per share, as if the fair value based method of accounting defined in SFAS No. 123 had been adopted.

        The Company has elected to account for its stock-based compensation plans under APB 25; however, the Company has computed, for pro forma disclosure purposes, the value of all options granted during the years ended September 30, 2002, and 2000, using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following weighted average assumptions for grants. There were no option grants during the year ended September 30, 2001:

	2002	2000
Risk-free interest rate	4.50%	6.40%
Expected dividend yield	0%	0%
Expected lives	7 years	7 years
Expected volatility	100.0%	53.6%

        Using the Black-Scholes methodology, the total value of options granted during the years ended September 30, 2002 and 2000, was $304 and $133, respectively, which would be amortized on a pro forma basis over the vesting period of the options (typically three years). The weighted average per share fair value of options granted during the years ended September 30, 2002 and 2000, was $.28 and $1.28 respectively. If the Company had accounted for its stock-based compensation plans using the fair value-based method in accordance with SFAS No.123, the Company's net income (loss) and net income (loss) per share would approximate the pro forma disclosures below:

	Year Ended September 30, 2002		Year Ended September 30, 2001		Year Ended September 30, 2000
	As Reported	Pro Forma	As Reported	Pro Forma	As Reported	Pro Forma
Net loss allocable to common shareholders	$(1,604)	$(1,908)	$(10,698)	$(11,361)	$(17,332)	$(18,335)
Basic net loss per share	(0.08)	(0.10)	(0.54)	(0.57)	(0.88)	(0.93)
Diluted net loss per share	(0.08)	(0.10)	(0.54)	(0.57)	(0.88)	(0.93)

        The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. SFAS No.123 does not apply to awards prior to the year ended September 30, 1996, and additional awards are anticipated in future years.

        The following table summarizes information about stock options outstanding at September 30, 2002:

	Options Outstanding
				Options Exercisable
		Weighted Average Remaining Contractual Life—Years
Range of Exercise Prices	Number Outstanding at September 30, 2002		Weighted Average Exercise Price	Number Exercisable at September 30, 2002	Weighted Average Exercise Price
$.66	1,075,000	10.0	.66	—	$—
1.94 - 2.80	1,825,620	3.8	$2.31	1,806,745	2.31
2.81 - 3.66	103,600	2.5	3.18	103,600	3.18

$.66 - 3.66	3,004,220	6.0	$1.99	1,910,345	$2.36

        At September 30, 2001 and 2000, 2,191,720 and 2,026,995 options, respectively, were exercisable at weighted average exercise prices of $2.32 and $2.33 per share, respectively.

Note 16. Impairment of Assets—ProActive Adjustable Pedals

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

ProActive Adjustable Pedals

        In July 1999, the Company purchased the ProActive Pedals (ProActive) division of Active Tools Manufacturing Co., Inc. ProActive is a designer and developer of patented adjustable foot pedal systems and modular pedal systems. The acquisition was accounted for using the purchase method of accounting and resulted in $1,820 being allocated to developed technology, $1,439 to a patent and patent license agreement acquired and $2,162 to goodwill, representing the excess of the purchase price over the fair value of the assets acquired and liabilities assumed. ProActive's sales volumes in 2001 of adjustable and modular foot pedal systems were limited to one contract that ProActive had with a third party. Additionally, as a result of the Company's overall capital constraints in 2001, the Company did not possess the financial resources to further develop additional sales volumes or to achieve the sales volumes originally projected for ProActive. Further, as a result of the efforts for the sale of the Company or its operating units, limited interest in ProActive was expressed by potential buyers.

        As a result of the above factors, management performed an analysis to measure the impairment of the long-lived assets of ProActive in accordance with SFAS No.121 as of March 31, 2001. Based on management's analysis it was concluded that the un-discounted value of the projected cash flows of ProActive's current business was less than the carrying value of the assets of ProActive as of March 31, 2001. As a result of this conclusion, the Company recorded an impairment charge related to ProActive's remaining carrying value of the goodwill and intangible assets, totaling $4,366. This amount has been reflected as a separate line item within the operating expenses of the Consolidated Statements of Operations for the year ended September 30, 2001.

Note 17. Dispositions

PPT

        In July 2000, the Company entered into an agreement to sell PPT, its plastic injection-molding subsidiary, subject to certain conditions. This transaction was not consummated and was terminated. As a result of the inability to sell PPT and after reviewing PPT's history of operating problems, workforce levels and profitability, PPT operations were terminated in the second quarter of fiscal 2001. PPT's assets have been liquidated and a $1,796 loss on the disposition of the PPT assets, net of a $200 gain on the sale of certain leased assets, has been recorded in fiscal 2001. Net sales and loss from operations of PPT, excluding the loss on disposition of assets were $4,029 and $(3,101), respectively, for fiscal 2001 and $10,146 and $(3,638), respectively, in fiscal 2000.

GeoFocus

        The Company sold its GPS equipment subsidiary, Geofocus, in the quarter ended June 30, 2001. The sale price was $3,500, including net cash proceeds of $3,150. Proceeds from the sale were used to pay down secured bank debt. The gain recognized on the sale of Geofocus was $2,486. Excluding the gain on the sale, net sales and loss of GeoFocus were $807 and $(859), respectively, for fiscal 2001, and $737 and $(688), respectively, for fiscal 2000.

Sale of Aptek Land and Building and Guarantee of Affiliate Debt

        The Company sold its manufacturing facility in Deerfield Beach, Florida during the third quarter 2001 for cash proceeds of $5,750. Proceeds were used to pay off the real estate term loan with the Bank, and pay down other Bank debt in accordance with the terms of the agreement. Additionally, the Company had an obligation under an inter-creditor agreement with Ajay to advance, or to guaranty a loan from United States National Bank (US Bank) to Ajay up to $1,515. The guaranty obligation was secured by the Company's Deerfield Beach, Florida property. Upon the sale of the Deerfield Beach property, US Bank exercised its rights under the Company's guaranty of the debt of Ajay. The guaranty was fully satisfied from the proceeds of the sale of the Deerfield Beach property. The payment by the Company of the guaranty to US Bank was $1,450, including unpaid interest and penalties, and is reflected as an increase in the investment in notes receivable from affiliate for the year ended September 30, 2001. The gain on the sale was $1,837.

Note 18. Agriculture Equipment Segment Discontinued Operations

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

        In October 2001, the Company exchanged a building of its previously discontinued Agricultural Equipment segment with a carrying value of $0 in satisfaction of mortgage debt of $417. The resulting gain has been recorded in discontinued operations on the accompanying statement of operations and reflected as a gain on sale of buildings, since the fair value of the building was estimated to equal or exceed the carrying value of the debt. In September 2002, the Company was released from a note obligation of $799 in exchange for releasing certain assets and equipment with a carrying value of $0 to the former owner of one of the operating entities of the agriculture equipment. Also, in September 2002, the Company negotiated the settlement of commission due on the attempted sale of the previously discontinued Agriculture Equipment Segment assets and recorded a gain of $145. The gain related to the discontinued agricultural equipment segment recorded in fiscal 2002 was $1,384, and reported discontinued operations in the Consolidated Statements of Operations for the year ended September 30, 2002.

        The summarized results for the Agriculture Equipment segment for the years ended September 30 are as follows:

	2002	2001	2000
Net sales	—	—	$3,915

Gain from exchange of building for debt	$417	—	—
Gain from settlement of debt obligation	799	—	—
Gain from settlement of liabilities, net	23	—	—
Gain from settlement of commission due	145	—	—

Total gain on discontinued operations	$1,384	—	—

Note 19. Related Parties

        The Company has a Management Services Agreement with American Industrial Partners ("Advisor"), an affiliate of AIP. Under the terms of the Management Services Agreement, Advisor has agreed that it will provide advisory and management services to the Company and its subsidiaries as the Company may request and as Advisor agrees to provide from time to time. Advisor has the right, but not the obligation, to elect to act as sole advisor to the Company and its subsidiaries with respect to significant business transactions. The Company has agreed to pay to Advisor: (a) an advisory fee of $850, which was paid on July 1, 2002 in connection with the closing of the recapitalization; (b) an annual management fee, equal to $400, plus 3% of any debt outstanding (including accrued interest thereon) of the Company or its subsidiaries as of the first day of the applicable quarterly payment period which is owned or guaranteed by AIP or any of its affiliate, and (c) advisory and/or structuring fees in connection with significant business transactions of the Company (including, without limitation, acquisitions, investments and financings) in amounts comparable for similarly situated companies. The Annual Fee will be reduced by 50% beginning the first day of any quarterly period following the conversion of all shares of the AIP's Series B Preferred into the Company's common stock. The Management Services Agreement will terminate automatically as of the earlier of (1) the seventh (7th) anniversary of the date of the agreement and (2) the end of the fiscal year in which AIP and its affiliates own, directly or indirectly, less than 5,000,000 shares of the Common Stock of the Company on a fully diluted basis. In fiscal 2002, $100 was recorded in administration expenses in the accompanying Consolidated Statement of Operations related to the management fee.

        The Company engaged Taglich Brothers, Inc. ("Taglich") pursuant to a retainer agreement dated August 14, 2001 as placement agent with respect to various financings, including private equity financings. The Company has agreed to pay, a fee of $400 for assisting us in the recapitalization effort, specifically completing the Series B investment transaction with AIP and $200 for (a) obtaining commitments from persons to purchase additional shares of Series B Preferred Stock from investors other than AIP and its affiliates; (b) obtaining tenders from the holders of at least 90% of the Series A Preferred Stock in the Exchange Offer; and (c) obtaining commitments from at least 90% of the holders of our 7.5% Convertible Subordinated Debentures to extend the maturity date of such debentures to 24 months from the closing of the purchase of the Series B Preferred Stock under the Stock Purchase Agreement. Douglas E. Hailey, who is a director of the Company, is affiliated with Taglich. The $400 fee was paid as $280 in cash and 181,818 shares of the Company's common stock to be issued valued at $120. The $200 fee was paid in cash.

        The Company paid to Mr. Samuel Greenawalt, a director of the Company, a fee of $50 for his assistance in the sale of the Company's global positioning system business, GeoFocus. The fee was paid as $40 cash and 15,151 shares to be issued of the Company's common stock, valued at $10.

        In addition to related party transactions discussed elsewhere in the notes to the consolidated financial statements, during the year ended September 30, 2000, $94 was paid to an affiliated company, for website development and e-commerce designs. At the time of the payment the chairman of the Company was a controlling shareholder of the affiliated company.

Note 20. Business Segment Information

        The Company accounts for its segments under the same policies as described in the principal accounting policies footnote and in accordance with SFAS No.131 "Disclosures about Segments of an Enterprise and Related Information." Inter-segment revenues and related earnings are not material. Management evaluates segment performance primarily based on revenue and operating income; therefore, other items included in pretax income, consisting primarily of interest income or expense, are not reported in segment results. The Company has used aggregation criteria to present segment information.

	2002	2001	2000
Net sales by classes of similar products from continuing operations
Vehicle Components	$52,185	$52,188	$65,263
Electrical Components and GPS	319	2,894	2,462

	$52,504	$55,082	$67,725

Income (loss) from continuing operations
Vehicle Components:
Before loss from impairment of assets and gain on sale of assets	$3,734	$(212)	$1,572
Gain on Sale of Aptek land and building	—	1,837	—
Loss from impairment of assets	—	(6,162)	—

Total Vehicle Components	3,734	(4,537)	1,572

Electrical Components and GPS
Before Gain on sale of assets	(804)	(3,121)	(3,120)
Gain on sale of Geofocus	—	2,486	—
Total Electrical Components and GPS	(804)	(635)	(3,120)
Loss on impairment of assets—AJAY	(3,565)	—	—

Total loss from continuing operations	$(635)	$(5,172)	$(1,548)

Identifiable assets
Vehicle Components	$26,115	$24,100	$37,999
Electrical Components and GPS	76	2,052	9,081
Corporate	131	3,187	2,069

Total assets	$26,322	$29,339	$49,149

Capital expenditures
Vehicle Components	$1,229	$1,483	$1,094
Electrical Components and GPS	—	100	1,707

Total capital expenditures	$1,229	$1,583	$2,801

Depreciation and amortization
Vehicle Components	$2,487	$3,230	$2,823
Electrical Components and GPS	185	763	366

Total depreciation and amortization	$2,672	$3,993	$3,189

        Identifiable corporate assets consist primarily of investment in an affiliated company and other assets including assets retained from the previously discontinued Agricultural Equipment segment in 2000.

        For geographic information, revenues are allocated between the United States and International, depending on whether the shipments are to customers within the United States or located outside the

United States. Long-lived assets outside the United States were immaterial for all periods presented. Revenues for each geographic location are as follows:

Year ended September 30,	2002	2001	2000
Canada	$5,172	$2,253	$3,536
Sweden/Belgium	5,315	4,579	1,895
Mexico	1,474	1,295	1,284
Other	2,838	949	3,231

Net Sales-export	14,799	9,076	9,946
United States	37,705	46,006	57,779

	$52,504	$55,082	$67,725

Note 21. Quarterly Data (unaudited)

2002	First Quarter	Second Quarter	Third Quarter(1)	Fourth Quarter(2)	Annual
Continuing operations:
Net sales	$11,418	$12,848	$13,467	$14,771	$52,504
Cost of sales	8,727	9,358	9,487	10,318	37,890

Gross margin	$2,691	$3,490	$3,980	$4,453	$14,614

Operating expenses (excluding losses & gains)	$2,862	$2,691	$2,659	$3,472	$11,684

Loss on impairment of assets—AJAY	$—	$3,565	$—	$—	$3,565

Gain from discontinued operations	$417	$—	$—	$967	$1,384

Net Income (loss)	$(665)	$(3,383)	$1,622	$1,465	$(961)

Income (loss) per common share—basic	$(0.05)	$(0.18)	$0.06	$0.09	$(0.08)

Income (loss) per common share—diluted	$(0.05)	$(0.18)	$0.06	$0.03	$(0.08)

2001	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Annual
Continuing operations:
Net sales	$14,979	$15,030	$12,601	$12,472	$55,082
Cost of sales	12,624	12,207	10,533	9,473	44,837

Gross margin	$2,355	$2,823	$2,068	$2,999	$10,245

Operating expenses (excluding losses & gains)	$3,788	$3,723	$3,475	$2,592	$13,578

Loss on impairment of assets (Gain)—PPT	$1,996	$—	$—	$(200)	$1,796

Loss on impairment of assets—ProActive	$—	$4,366	$—	$—	$4,366

Gain on sale of land and building—Aptek	$—	$—	$(1,837)	$—	$(1,837)

Gain on sale of GeoFocus	$—	$—	$(2,486)	$—	$(2,486)

Net Income (loss)	$(4,494)	$(6,317)	$1,784	$(575)	$(9,602)

Income (loss) per common share—basic	$(0.23)	$(0.35)	$0.08	$(0.04)	$(0.54)

Income (loss) per common share—diluted	$(0.23)	$(0.35)	$0.07	$(0.04)	$(0.54)

(1)
In the third quarter of fiscal 2002, the Company recognized a reduction of $720 in interest expense associated with a favorable settlement of accrued interest related to accounts payable (see Note 8). Also in the third quarter, the Company reduced its accrual for product recall by $200 (see Note 2).

(2)
In the fourth quarter of fiscal 2002 the Company recorded a gain of $580 related to a terminated patent license agreement (see Note 6) and $457 related to write down of equipment which was deemed to have no future use or value and was disposed of.

Note 22. Labor issues

        The Company's employees engaged in the manufacturing of vehicle components in the Portland, Oregon facility are represented by the International Union, United Automobile Workers of America and Amalgamated Local 492. The five-year contract with the union expired on August 31, 2002 and on September 9, 2002 the union employees engaged in a strike action, which continues as of the date of this filing. The Company has continued to negotiate with the union during the strike; however no contract agreement has been reached. Since the date of the strike, the Company has operated the Portland facility with salaried employees and replacement workers. No significant disruptions of deliveries to customers have occurred during the strike. The union has made various unfair labor practice claims against the Company. The Company has vigorously defended all such claims as they are without merit and will continue to do so. The National Relations Regional Director has proposed settlement of these claims with the posting for 60 days of a notice to employees pledging no future violation of the claims with no admission of unfair practices in the past. Management does not expect that the Company will incur any financial liability as a result of this settlement. Of the Company's total workforce, approximately 50% are represented by the United Auto Workers union. No other employees of the Company have union representation.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Arthur Andersen LLP was previously the principal accountants for Williams Controls, Inc. On July 22, 2002, that Firm's appointment as principal accountants was terminated and KPMG LLP was engaged as principal accountants. The decision to change accountants was recommended by the Audit Committee of the Board of Directors. In connection with the audits of the two fiscal years ended September 30, 2001 and the subsequent interim period through July 22, 2002, there were no disagreements with Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement. The audit reports of Arthur Andersen LLP on the consolidated financial statements of Williams Controls, Inc. and subsidiaries as of and for the years ended September 30, 2001 and 2000, did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles, except as follows: Arthur Andersen LLP's report on the consolidated financial statements of Williams Controls, Inc. and subsidiaries as of and for the years ended September 30, 2001 and 2000, contained a separate paragraph stating "the Company has suffered recurring losses from operations, is out of compliance with its debt covenants, is in default on payment of certain debt and has significant negative working capital. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern." Subsequent to Authur Andersen's report, Williams Controls announced the completion of a series of recapitalization transactions led by American Industrial Partners, a San Francisco and New York based private equity firm. As a result of these transactions, announced on July 3, 2002, the Company is now in full compliance with all of its debt covenants and is no longer in payment default with respect to any of its obligations. The investment additionally provided liquidity to the Company and positions Williams to capitalize on future growth opportunities We have not been able to obtain a letter from Arthur Andersen LLP as required by Item 304(a)(3) of Regulation S-K. Arthur Andersen LLP has indicated that they are no longer in a position to provide such a letter. During the two most recent fiscal years of the Company ended September 30, 2001, and the subsequent interim period through July 22, 2002, the Company did not consult with KPMG LLP regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

Part III

Item 10. Directors and Executive Officers of the Registrant

        Incorporated by reference from the Company's 2003 Proxy Statement to be filed January 25, 2003.

Item 11. Executive Compensation

        Incorporated by reference from the Company's 2003 Proxy Statement to be filed January 25, 2003

Item 12. Security Ownership of Certain Beneficial Owners and Management

        Incorporated by reference from the Company's 2003 Proxy Statement to be filed January 25, 2003

Item 13. Certain Relationships and Related Transactions

        Incorporated by reference from the Company's 2003 Proxy Statement to be filed January 25, 2003

Part IV

Item 14. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 240.13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (Exchange Act), as of a date within ninety days before the filing date of this annual report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures are adequate and effective to ensure that information we are required to disclose under the Exchange Act is recorded, processed, summarized and reported on a timely basis.

Changes in Internal Controls

        There have not been any significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

1.
See Exhibit Index on pages 66-67 of this Form 10-K.

2.
See Index to Financial Statements in Item 8 on page 20 of this Form 10-K.

3.
See Index to Schedules on page 65 of this Form 10-K.

4.
Reports on Form 8-K. The company filed current reports on Form 8-K on July 5, 2002 (relating to the closing of the recapitalization transactions), on July 25, 2002 (relating to a change in the registrants certifying accountant) and on October 3, 2002 (relating to a labor dispute).

Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLIAMS CONTROLS, INC.
Date: December 20, 2002	By	/s/ R. EUGENE GOODSON R. Eugene Goodson, Chairman of the Board, President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: December 20, 2002	By	/s/ R. EUGENE GOODSON R. Eugene Goodson, Chairman of the Board, President and Chief Executive Officer
Date: December 20, 2002	By	/s/ DENNIS E. BUNDAY Dennis E. Bunday, Executive Vice President, Chief Financial Officer and Principal Accounting Officer
Date: December 20, 2002	By	/s/ NATE BELDEN Nate Belden, Director
Date: December 20, 2002	By	/s/ W. RICHARD BINGHAM W. Richard Bingham, Director
Date: December 20, 2002	By	/s/ KIRK R. FERGUSON Kirk R. Ferguson, Director
Date: December 20, 2002	By	/s/ H. SAMUEL GREENAWALT H. Samuel Greenawalt, Director
Date: December 20, 2002	By	/s/ DOUGLAS HAILEY Douglas Hailey, Director

CERTIFICATION PURSUANT TO
SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002

I, R. Eugene Goodson, certify that:

1.
I have reviewed this annual report on Form 10-K for the year ended September 30, 2002 of Williams Control, Inc., the registrant;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: December 20, 2002	/s/ R. EUGENE GOODSON R. Eugene Goodson Chief Executive Officer

CERTIFICATION PURSUANT TO
SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002

I, Dennis E. Bunday, certify that:

1.
I have reviewed this annual report on Form 10-K for the year ended September 30, 2002 of Williams Controls, Inc., the registrant;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: December 20, 2002	/s/ DENNIS E. BUNDAY Dennis E. Bunday Chief Financial Officer

Williams Controls, Inc.

Index to Schedules

        All schedules are omitted because they are not required, not applicable or the required information is given in the Consolidated Financial Statements.

Williams Controls, Inc.
Exhibit Index

Exhibit Number	Description
3.1	Certificate of Incorporation of the Registrant as amended. (Incorporated by reference to Exhibit 3.1 to the Registrant's annual report on form 10-K for the fiscal year ended September 30, 1995)
3.2
Certificate to Provide for the Designation, Preferences, Rights, Qualifications, Limitations or Restrictions Thereof, of the Series A Preferred Stock, 7 1/2% Redeemable Convertible Series (Incorporated by reference to Exhibit 3.1 to the Registrant's quarterly report on form 10-Q for the quarter ended March 31, 1998)
3.3
Certificate to Provide for the Designation, Preferences, Rights, Qualifications, Limitations or Restrictions Thereof, of the Series A-1 Preferred Stock, Non-Redeemable Convertible Series. (Incorporated by reference to Exhibit 3.3 to the Registrant's quarterly report on Form 10-Q for the quarter ended June 30, 2002)
3.4
Certificate to Provide for the Designation, Preferences, Rights, Qualifications, Limitations or Restrictions Thereof, of the Series B Preferred Stock, 15% Redeemable Convertible Series (Incorporated by reference to Exhibit (d)(v) to the Schedule TO-I/A filed on July 5, 2002).
3.5	Certificate of Elimination for Mandatory Preferred Stock (Incorporated by reference to Exhibit (d)(vi) to the Schedule TO-I/A filed on July 5, 2002)
3.6	Restated By-Laws of the Registrant as amended July 1, 2002. (Incorporated by reference to Exhibit 3.6 to the Registrant's quarterly report on Form 10-Q for the quarter ended June 30, 2002)
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
4.3	Series B Preferred Stock Purchase Agreement, dated May 31, 2002. (Incorporated by reference to Exhibit (d)(i) to the Schedule TO-I/A filed on June 11, 2002)
4.4
Series B Preferred Registration Rights Agreement, dated as of July 1, 2002, by and among the Company, American Industrial Partners Capital Fund III, L.P., and Dolphin Offshore Partners L.P. (Incorporated by reference to Exhibit (d)(vii) to the Schedule TO-I/A filed on July 5, 2002)
4.5
Series B Preferred Shareholder Agreement, by and among the Company, American Industrial Partners Capital Fund III, L.P., and Dolphin Offshore Partners L.P. and Eubel, Brady & Suttman Asset Management, Inc. (Incorporated by reference to Exhibit (d)(viii) to the Schedule TO-I/A filed on July 5, 2002)
4.6
Series A-1 Preferred Registration Rights Agreement, dated as of July 15, 2002, by and among he Company and the holders of Series A-1 Preferred Stock. (Incorporated by reference to Exhibit 4.5 to the Registrant's quarterly report on Form 10-Q for the quarter ended June 30, 2002)

4.7	Form of Warrant for Secured Subordinated Debentures dated February 2001 due March 1, 2002 (Incorporated by reference to Exhibit (d)(iv) to the Schedule TO-I/A filed on June 11, 2002)
4.8
Form of Placement Agent Warrant dated April 2000 for Subordinated Debentures due July 1, 2004. (Incorporated by reference to Exhibit 10.11(a) to the Form 10-K for the fiscal year ended September 30, 2001)
10.1(a)
Form of Indemnification Agreement for H. Samuel Greenawalt and Timothy Itin. (Incorporated by reference to Exhibit 10.1(c) to the Registrant's annual report on Form 10-K for the fiscal year ended September 30, 1993)
10.1(b)	Form of Indemnification Agreement for Douglas E. Hailey (Incorporated by reference to Exhibit 10.1(a) to the Registrant's quarterly report on Form 10-Q for the quarter ended December 31, 2001)
10.2	The Company's 1995 Stock Option Plan for Non-Employee Directors. (Incorporated by reference to Exhibit 10.3 to the Registrant's quarterly report on Form 10-Q for the quarter ended March 31, 1995)
10.3	The Registrant's 1993 Stock Option Plan as amended to date. (Incorporated by reference to Exhibit 10.4(b) to the Registrant's annual report on Form 10-k for the fiscal year ended September 30,1998)
10.4	Preferred Stock Placement Agreement, dated April 17, 1998 (Incorporated by reference to Exhibit (d)(ii) to Schedule TO I/A filed on June 11, 2002)
10.5
Master Services Agreement, dated as of July 1, 2002, by and among American Industrial Partners, a Delaware general partnership, and the Company (Incorporated by reference to Exhibit (d)(ix) to the Schedule TO-I/A filed on July 5, 2002).
10.6	Dolphin Side Letter, dated as of July 1, 2002 (Incorporated by reference to Exhibit (d)(xi) to the Schedule TO-I/A filed on July 5, 2002).
10.7	Form of Amended and Restated Subordinated Debenture Due July 1, 2004 (Incorporated by reference to Exhibit (d)(xii) to the Schedule TO-I/A filed on July 5, 2002).
10.8
Amended and Restated Credit Agreement, including Promissory Notes for the Revolving Credit Loan and Terms Loans A and B, dated July 1, 2002 (Incorporated by reference to Exhibit (d)(xiii) to the Schedule TO-I/A filed on July 5, 2002).
21.1	List of Subsidiaries. See Item 1 in this report
23	Consent of KPMG LLP (Filed herewith)
99.1	Certification of R Eugene Goodson Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification of Dennis E. Bunday Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

QuickLinks

Williams Controls, Inc. Index to 2002 Form 10-K
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
Williams Controls, Inc. Index to Consolidated Financial Statements
INDEPENDENT AUDITORS' REPORT
THIS REPORT IS A CONFORMED COPY OF THE REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP AND HAS NOT BEEN REISSUED BY THAT FIRM.
Williams Controls, Inc. Consolidated Balance Sheets (Dollars in thousands, except share and per share information)
Williams Controls, Inc. Consolidated Statements of Shareholders' Equity (Deficit) (Dollars in thousands)
Williams Controls, Inc. Consolidated Statements of Operations (Dollars in thousands, except share and per share information)
Williams Controls, Inc. Consolidated Statements of Comprehensive Loss (Dollars in thousands)
Williams Controls, Inc. Consolidated Statements of Cash Flows (Dollars in thousands)
Notes to Consolidated Financial Statements Years Ended September 30, 2002, 2001 and 2000 (Dollars in thousands, except share and per share amounts)
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Part III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions
Part IV
  Item 14. Controls and Procedures
  Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
Signatures
CERTIFICATION PURSUANT TO SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002
CERTIFICATION PURSUANT TO SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002
Williams Controls, Inc. Index to Schedules
Williams Controls, Inc. Exhibit Index