Form 10-K/A
period 2002-09-30
WILLIAMS CONTROLS INC
filed 2003-02-12
CIK 854860

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(AMENDMENT NO. 1)

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

(1) Yes ☒ No ☐

(2) Yes ☒ No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

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

Williams Controls, Inc.

Index to 2002 Form 10-K

		Page
Part I
Item 1.	Description of Business	3-7
Item 2.	Properties	7-8
Item 3.	Legal Proceedings	8
Item 4.	Submission of Matters to a Vote of Security Holders	8
Part II
Item 5.	Market for Registrant's Common Equity and Related Stockholder Matters	9
Item 6.	Selected Financial Data	9-10
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10-20
Item 8.	Financial Statements and Supplementary Data	20-59
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	60
Part III
Item 10.	Directors and Executive Officers of the Registrant	61-64
Item 11.	Executive Compensation	64-68
Item 12.	Security Ownership of Certain Beneficial Owners and Management	68-72
Item 13.	Certain Relationships and Related Transactions	72-74
Part IV
Item 14.	Controls and Procedures	75
Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	75
Signatures		76

WILLIAMS CONTROLS, INC.
Form 10-K

INTRODUCTION

        This Amendment No. 1 on Form 10-K/A (the "Amendment") amends the Registrant's Annual Report on Form 10-K filed by the Registrant on December 30, 2002, and is being filed solely to include in Registrant's Annual Report on Form 10-K the information required by Items 10, 11, 12 and 13 of Part III of Form 10-K. This Amendment does not amend or alter the information set forth in Parts I, II, IV or Item 14 of Part III of Registrant's Annual Report on Form 10-K filed on December 30, 2002.

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

Part III
(In actual Dollars, 000 not omitted)

Item 10. Directors and Executive Officers of the Registrant

        Our directors and executive officers as of December 31, 2002 are as follows:

Name	Age	Position/Offices with Company
R. Eugene Goodson	67	Chairman of the Board, President and Chief Executive Officer
Nathan L. Belden	32	Director
W. Richard Bingham	67	Director
Kirk R. Ferguson	34	Director
H. Samuel Greenawalt	74	Director
Douglas E. Hailey	40	Director
Donn J. Viola	57	Director
Dennis E. Bunday	52	Executive Vice President and Chief Financial Officer
Thomas F. Dunlap	54	Executive Vice President
Ronald J. Velat	51	Executive Vice President

Biographical Information:

        A description of the business experience during the past several years for each of our directors and executive officers is set forth below:

R. Eugene Goodson	Director since July 2002

        Mr. Goodson has been our Chairman of the Board since the consummation of the Recapitalization Transaction on July 1, 2002. He has also been our President and Chief Executive Officer since August 7, 2002. Mr. Goodson is the Chairman of the Executive Committee of the Board of Directors. Mr. Goodson has been an Adjunct Professor at the University of Michigan's School of Business since September 1998. From October 1997 to September 1998, he was a consultant with Oshkosh Truck Corporation, a manufacturer of specialized trucks and transport equipment. From 1990 until his retirement in October 1997, he was Chairman of the board of directors and Chief Executive Officer of Oshkosh Truck Corporation.

Nathan L. Belden	Director since July 2002

        Mr. Belden has been a director since July, 2002 as contemplated by the Recapitalization Transaction and is a member of the Audit and Nominating Committees. Mr. Belden joined the San Francisco office of American Industrial Partners in 1995 and serves as a partner and Managing Director and Chief Financial Officer of that firm. Mr. Belden previously worked in the Mergers and

Acquisitions Department of Kidder, Peabody & Co., Inc. in New York. Mr. Belden graduated from the University of Colorado, Boulder.

W. Richard Bingham	Director since July 2002

        Mr. Bingham has been a director since the consummation of the Recapitalization Transaction on July 1, 2002, and is a member of the Executive Committee. Since 1989, Mr. Bingham has been a director and President of American Industrial Partners, which he co-founded in 1989. He is also a director of Great Lakes Carbon Corp., Bucyrus International, Inc., and Stanadyne Automotive Corp.

Kirk R. Ferguson	Director since July 2002

        Mr. Ferguson has been a director since the consummation of the Recapitalization Transaction on July 1, 2002, a member of the Executive Committee and is the chairman of the Compensation Committee and a member of the Audit and Nominating Committees. Mr. Ferguson joined the New York office of American Industrial Partners in 2001 and serves as a partner and Managing Director of that firm. Mr. Ferguson was previously a principal at Saratoga Partners, a private equity investment firm where he was employed from 1997 to 2001. Mr. Ferguson earned his AB from Stanford University and his MBA from Harvard Business School. Mr. Ferguson is also a director of Stanadyne Automotive Corp.

H. Samuel Greenawalt	Director since 1994

        Mr. Greenawalt served as a director and a member of the Audit Committee from March 1994 to July 1, 2002 when he resigned in conjunction with the Recapitalization Transaction. Mr. Greenawalt was re-elected as a director at the Company's Annual Meeting on September 19, 2002. Mr. Greenawalt is chairman of the Audit Committee. From 1987 until his retirement in June 1994, Mr. Greenawalt served as Senior Vice President, Business Development, for Michigan National Bank in Detroit, Michigan. Since June 1993, Mr. Greenawalt has served as a director of Enercorp, Inc., a publicly traded business development company that formerly owned approximately ten percent of our common stock. Mr. Greenawalt received a Bachelor of Science degree from the Wharton School at the University of Pennsylvania, and is a graduate of the University of Wisconsin Banking School.

Douglas E. Hailey	Director since 2001

        Mr. Hailey has served as a director since March 2001 and is a member of the Executive, Compensation and Nominating Committees. Since 1994, Mr. Hailey has been Vice President of the Investment Banking Division of Taglich Brothers, Inc., a New York-based full service brokerage firm that specializes in private equity placements for small public companies. Prior to joining Taglich Brothers, Mr. Hailey spent five years with Weatherly Financial Group, a small private equity firm that specialized in sponsoring leveraged buyouts. Prior to Weatherly, Mr. Hailey spent three years in structured finance lending at Heller Financial and the Bank of New York, where he completed the Professional Bank Officer Training Program in 1987. Mr. Hailey received a Bachelors degree in Business Administration from Eastern New Mexico University and an MBA in Finance from the University of Texas.

Donn J. Viola	Director since December 2002

        Mr. Viola has been a director since December, 2002 when he was elected to fill a vacancy in the Board created by the resignation on Mr. Timothy Itin. Mr. Viola served as Chief Operating Officer of Donnley Corporation, an automotive parts supplier, from 1996 until his retirement in 2002. Prior to that, from 1990 to 1996 held positions as Senior Executive Vice President and Chief Operating officer with Mack Trucks, a heavy truck manufacturer.

Dennis E. Bunday	Chief Financial Officer since January 2001 Executive Vice President since July 2002

        Mr. Bunday has been Chief Financial Officer of the Company since January 22, 2001. Until June 2002, he was Chief Financial Officer under an independent employment agreement. In conjunction with the Recapitalization Transaction, Mr. Bunday became employed by the Company as Executive Vice President and Chief Financial Officer in July. For the 6 years before his appointment as Executive Vice President, Mr. Bunday had provided financial management assistance to financially troubled companies. Prior to joining the Company, he served as Vice President—Financial and Chief Financial Officer from 1998 to 2001, for Babler Bros., Inc., a $40 million manufacturer of pre-cast concrete products. From 1996 until Mr. Bunday joined Babler, he held the same positions with Quality Veneer & Lumber, Inc., and its predecessor, the Morgan Company, a $75 million producer of forest products. Prior to that he was Financial Controller and Treasurer of Pope & Talbot, Inc., a New York Stock Exchange company. Mr. Bunday received a Bachelors degree in Accounting from Washington State University.

Thomas F. Dunlap	Executive Vice President since July, 2002

        Mr. Dunlap was appointed Executive Vice President in July 2002 in conjunction with the Recapitalization Transaction. Mr. Dunlap has been the General Manager of the Company's Portland, Oregon facility since 1999. Prior to joining the Company, Mr. Dunlap was Vice President and General Manager of the OEM business unit of Warn Industries, a powertrain component supplier to the auto industry. Mr. Dunlap was associated with Warn Industries for thirteen years. Mr. Dunlap has a Bachelor of Science degree in Aerospace Engineering from Iowa State University and a Masters in Business from the University of Michigan.

Ronald J. Velat	Executive Vice President since July 2002

        Mr. Velat was appointed Executive Vice President in July 2002 in conjunction with the Recapitalization Transaction. Mr. Velat has been the General Manager of the Company's Florida facility since 1998. Prior to joining the Company, Mr. Velat was general manager of the Sarasota Division of Hi-Stat Manufacturing from 1995 to 1998. Mr. Velat has a Bachelor of Science degree from Michigan Technological University and a Masters in Business Administration from the University of Detroit.

        There are no family relationships among the directors and executive officers of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and greater than ten-percent shareholders are required by the SEC regulation to furnish the Company with copies of Section 16(a) forms they file. Based solely on review of the copies of such forms furnished to the Company, or written representations of the reporting persons, the Company has determined that all required reports were timely filed. during the year except that one director of the Company filed a late report on Form 3.

Item 11. Executive Compensation

        The table below sets forth the compensation received by the Chief Executive Officer of the Company and other named executive officers of the Company, for the past three fiscal years, who received compensation in excess of $100,000 during the fiscal year ended September 30, 2002. The Company has no restricted stock award or long-term incentive plans.

Executive Compensation

Name and Principal Position	Year	Salary ($)		Bonus ($)		Other Annual Compensation($)		Securities Underlying Options(#)	All Other Compensation($)
R. Eugene Goodson Chairman of the Board, President and Chief Executive Officer	2002 2001 2000	30,000 — —	(1)	25,000 — —		— — —		— — —	— — —
Thomas K. Ziegler Former President, Chief Executive Officer and Chief Operating Officer	2002 2001 2000	187,833 128,340 127,000	(2)	66,917 — —	(3)	— — —		— — —	— —
Dennis E. Bunday Executive Vice President and Chief Financial Officer	2002 2001 2000	37,500 — —	(4)	25,000 — —		178,715 193,500 —	(4) (4)	— — —	— — —
Thomas F. Dunlap Executive Vice President	2002 2001 2000	123,750 115,000 115,000	(5)	100,000 29,000 46,000	(6)	— — —		— — —	1,200 2,250 2,200	(7) (7) (7)
Ronald J. Velat Executive Vice President	2002 2001 2000	133,500 128,705 128,000	(8)	75,000 — —	(9)	— — —		— — —	10,000 6,000 6,000	(10) (11) (11)

(1)
Mr. Goodson was appointed as Chairman of the Board on July 1, 2002 and on August 7, 2002 was appointed President and Chief Executive Officer in addition to Chairman of the Board.

(2)
Mr. Ziegler was President and Chief Executive Officer from January 8, 2001 until August 7, 2002. Prior to that, Mr. Ziegler was Vice President and General Counsel to the Company. Fiscal 2002 compensation includes amounts paid to Mr. Ziegler from August 7, 2002 until November 15, 2002 while he was an employee of the Company, but not an officer.

(3)
In fiscal 2002 Mr. Ziegler received a bonus equivalent to a retroactive salary increase to $200,000 per year from the time he became President, Chief Executive Officer and Chief Operating Officer.

(4)
Mr. Bunday was named Executive Vice President and Chief Financial Officer effective July 1, 2002 in conjunction with the Recapitalization Transaction. Prior to that, Mr. Bunday was Chief Financial Officer of the Company and provided services to the Company under an independent contractor agreement from January 22, 2001 to June 30, 2002. Contract payments amounts are included under "other compensation."

(5)
Mr. Dunlap was named Executive Vice President and General Manager of the Company's Oregon operations effective July 1, 2002 in conjunction with the Recapitalization Transaction. Prior to that, Mr. Dunlap was General Manager of the Company's Oregon operations. Compensation includes amounts prior to being named Executive Vice President.

(6)
Mr. Dunlap's bonus includes a $60,000 one-time retention bonus paid upon the successful completion of the Recapitalization Transaction.

(7)
Represents contributions from the Company to Mr. Dunlap's 401(k) account.

(8)
Mr. Velat was named Executive Vice President and General Manager of the Company's Florida operations effective July 1, 2002 in conjunction with the Recapitalization Transaction. Prior to that, Mr. Velat was General Manager of the Company's Florida operations. Compensation includes amounts prior to being named Executive Vice President.

(9)
Mr. Velat's bonus includes a $60,000 one-time retention bonus paid upon the successful completion of the Recapitalization Transaction.

(10)
Represents a one-time payment for elimination on Mr. Velat's monthly car allowance of $500.

(11)
Represents monthly car allowance of $500 per month.

Options/SAR Grants Table

        The Company did not grant any stock options to the named executives during the fiscal year ended September 30, 2002.

Aggregated Option Exercises and Fiscal Year-End Option Value Table

        The Table below summarizes fiscal year-end option values of the executive officers named in the Summary Compensation Table. No named executive officer acquired any shares on exercise during the fiscal year ended September 30, 2002.

			Securities Underlying Unexercised Options at Year End (#)		Value of In-the Money Option at Year End ($)
	# Shares Acquired on Exercise	$ Value Realized
			Exercisable	Unexercisable	Exercisable	Unexercisable
R. Eugene Goodson	—	—	—	—	—	—
Thomas K. Ziegler	—	—	110,000	—	—	—
Dennis E. Bunday	—	—	—	—	—	—
Thomas K. Dunlap	—	—	50,000	—	—	—
Ronald J. Velat	—	—	87,500	—	—	—

Pension Plan

        Under the Company's Pension Plan, the Company is required to contribute amounts sufficient to fund specified retirement benefits for covered employees. Benefits are calculated on the basis of an employee's final average pay and length of service. Final average pay generally means the average of the employee's three highest annual compensation amounts during the last ten calendar years of employment. Compensation means taxable compensation plus any salary deferrals allowable under the Internal Revenue Code Sections 125 or 402. Compensation is limited in accordance with Internal Revenue Code Section 401(a)(17). For the 2002 calendar year, compensation considered under the plan may not exceed $200,000. Benefits are payable under normal (age 65), early (age 55 with 10 years of service) or deferred (over age 65) retirement or death. Employees who are officers or directors of the Company participate in the Pension Plan on the same basis as other employees. In general, an employee retiring under the plan will receive an annuity payable for life without any offsets. The following table sets forth estimated annual benefits as retirement under the Pension Plan for covered employees of the Company at various assumed years of service and levels of final average pay. The calculations are shown for an employee retiring at age 65 in the form of a level single life annuity to the employee. Mr. Ziegler is the only named executive officer eligible for pension benefits under the plan. The years of credited service as computed by William Mercer, the Company's actuary, for Pension Plan purposes as of September 30, 2002 for Mr. Ziegler is 8.03 years and his final average pay is $152,550.

Estimated Annual Retirement Benefits
(nearest $100)

	Years of Service
Final Average Salary
	5	10	15	20	25	30	35
$125,000	$9,000	$18,100	$27,100	$36,100	$45,200	$54,200	$63,200
$150,000	11,100	22,200	33,300	44,400	55,500	66,600	77,700
$175,000	12,500	24,900	37,400	49,900	62,300	74,800	87,300
$200,000	12,500	24,900	37,400	49,900	62,300	74,800	87,300

Compensation of Directors

        The non-employee directors of the Company are paid an annual retainer of $2,500. In addition, each non-employee director receives an additional $1,500 for each regular Board meeting attended in person, $500 for each telephonic Board meeting attended and $500 for each Committee meeting attended, whether in person or telephonic. No fees are paid when action is taken by unanimous written consent. The Company reimburses its directors for reasonable costs incurred to attend Board and committee meetings.

        The Company paid to Mr. Greenawalt a fee of $50,000 for his assistance in the sale of the Company's global positioning system business, GeoFocus. The fee was paid as $40,000 cash and 15,151 shares of the Company's common stock, valued at $10,000.

        We paid a financial advisory fee to Taglich Brothers ("Taglich"). See related party transactions. Mr. Hailey is associated with Taglich.

        The Company has a Stock Option Plan for the non-employee directors of the Company. For the fiscal year ended September 30, 2002, non-employee directors Mr. Greenawalt, and Mr. Hailey and former director Timothy Itin each received non-statutory stock options exercisable for ten years to purchase up to 10,000 shares of Common Stock at $1.27 per share and 10,000 shares each at $.49 per share. Additionally, former Directors Gary Arnold and David Eberly each received non-statutory stock options exercisable for ten years to purchase up to 10,000 shares of Common Stock at $.49 per share and former Director Charles G. McClure received non-statutory stock options exercisable for ten years to purchase up to 10,000 shares of Common Stock for $1.27 per share. With the resignations of Messrs. Arnold, Eberly, Timothy Itin and McClure, options outstanding, including those granted in fiscal 2002, to those former directors were cancelled.

Employment Contracts, Termination of Employment and Change in Control Arrangements

        On January 10, 2003, the Company entered into employment agreements with Messrs. Bunday, Dunlap and Velat. Each contract is for a term of four years beginning on October 1, 2002 and specifies an initial base salary of $150,000 per year, plus bonus based on parameters established by the board of directors. The agreements also provide for a one-year severance payment under certain circumstances in the event the Company terminates the agreements prior to the end of the contract period.

Compensation Committee Interlocks and Insider Participation

        The Company has a Compensation Committee consisting of Mr. Ferguson and Mr. Hailey. Neither Mr. Ferguson nor Mr. Hailey is or ever was an officer of the Company. This Committee makes the determinations for stock issuances pursuant to the Company's compensation plans. The Company has no retirement, pension or profit sharing plans covering its officers and directors, but has contemplated the implementation of such a plan in the future.

Board Compensation Committee Report on Executive Compensation

        The Compensation Committee is composed of Messrs. Hailey and Ferguson, none of whom are or have been employees of the Company; however, Mr. Ferguson was designated to the board by AIP in connection with the Recapitalization Transaction. The Compensation Committee was inactive during the 18-month period before the Recapitalization Transaction. Due to the Recapitalization Transaction the Company's executive compensation activities have been managed by the Board as a whole. Those activities included negotiating employment agreements with Messrs. Bunday, Dunlap and Velat and establishing grants to the named executives under the Company's stock option plan.

        Subsequent to year-end, the Compensation Committee assumed responsibility for establishing the Company's executive compensation programs. Those programs consist of base salary, annual incentives and long-term incentives.

Performance Graph

        The following graph sets forth the percentage changes in the Company's cumulative stockholder return on its Common Stock for the five-year period ended September 30, 2002, with the cumulative total return of the NASDAQ Stock Market (US Companies) and a peer index of the NASDAQ Stocks—Motor Vehicles and Motor Vehicle Equipment companies.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
AMONG WILLIAMS CONTROLS, INC.,
THE NASDAQ STOCK MARKET (U.S.) INDEX AND A PEER GROUP

*
$100 invested on 9/30/97 in stock or index—including reinvestment of dividends. Fiscal year ending September 30.

	Cumulative Total Return
	9/97	9/98	9/99	9/00	9/01	9/02
WILLIAMS CONTROLS, INC.	100.00	100.00	103.95	68.42	36.21	11.79
NASDAQ STOCK MARKET (U.S.)	100.00	101.58	165.95	220.33	90.05	70.90
PEER GROUP	100.00	87.39	91.82	67.58	70.94	76.55

Item 12. Security Ownership of Certain Beneficial Owners and Management

        The following table sets forth certain information regarding beneficial ownership of our Common Stock and each series of our Preferred Stock as of December 31, 2002 by (i) each shareholder who is known by the Company to own beneficially more than 5 percent of the outstanding shares of each class of our voting stock, (ii) each of our directors, (iii) our President and Chief Executive Officer and each of our other named executive officers, and (iv) all of our directors and executive officers as a group.

	Common Stock			Preferred Stock
Name & Address of Beneficial Owner	Amount Beneficially Owned	Percentage of Class Owned*	Preferred Series	Amount Beneficially Owned	Percentage of Class Owned**	Percentage of Total Voting Stock***
R. Eugene Goodson, Ph.D. 14100 Southwest 72nd Ave. Portland, Oregon 97224	-0-	-0-	A A-1 B	-0- -0- -0-	-0- -0- -0-	-0-
W. Richard Bingham(1) c/o American Industrial Partners One Maritime Plaza, Suite 2525 San Francisco, CA 94111	19,032,918	48.6	A A-1 B	-0- -0- 150,000	-0- -0- 100	31.7
Nathan L. Belden(2) c/o American Industrial Partners One Maritime Plaza, Suite 2525 San Francisco, CA 94111	-0-	-0-	A A-1 B	-0- -0- -0-	-0- -0- -0-	-0-
Kirk R. Ferguson(3) c/o American Industrial Partners One Maritime Plaza, Suite 2525 San Francisco, CA 94111	-0-	-0-	A A-1 B	-0- -0- -0-	-0- -0- -0-	-0-
H. Samuel Greenawalt(4) 14100 Southwest 72nd Ave. Portland, Oregon 97224	222,652	1.1	A A-1 B	-0- -0- -0-	-0- -0- -0-	****
Douglas E. Hailey(5) 1171 Maggies Way Waterbury Center, VT 05677	431,264	2.1	A A-1 B	-0- 250 -0-	-0- **** -0-	****
Donn J. Viola 14100 Southwest 72nd Ave. Portland, Oregon 97224	-0-	-0-	A A-1 B	-0- -0- -0-	-0- -0- -0-	-0-
Dennis E. Bunday(6) 14100 Southwest 72nd Ave. Portland, Oregon 97224	1,067,355	5.3	A A-1 B	-0- -0- -0-	-0- -0- -0-	1.8
Thomas F. Dunlap(7) 14100 Southwest 72nd Ave. Portland, Oregon 97224	1,117,355	5.5	A A-1 B	-0- -0- -0-	-0- -0- -0-	1.9
Ronald J. Velat(8) 14100 Southwest 72nd Ave. Portland, Oregon 97224	87,500	****	A A-1 B	-0- -0- -0-	-0- -0- -0-	****
Eubel Suttman & Brady Asset Management Inc.(9) 7777 Washington Village Drive Suite 210 Dayton, OH 45459	2,018,820	9.4	A A-1 B	-0- 12,000 -0-	-0- 15.5 -0-	6.9
Mark E. Brady(9)(10) Eubel Suttman & Brady Asset Management Inc. 7777 Washington Village Drive Suite 210 Dayton, OH 45459	2,189,598	10.1	A A-1 B	-0- 15,000 -0-	-0- 19.3 -0-	8.1

Robert J. Suttman, II(9)(11) Eubel Suttman & Brady Asset Management Inc. 7777 Washington Village Drive Suite 210 Dayton, OH 45459	2,196,928	10.2	A A-1 B	-0- 15,000 -0-	-0- 19.3 -0-	8.1
Ronald L. Eubel(9)(12) Eubel Suttman & Brady Asset Management Inc. 7777 Washington Village Drive Suite 210 Dayton, OH 45459	2,152,635	10.0	A A-1 B	-0- 15,000 -0-	-0- 19.3 -0-	8.0
Bernard J. Holtgreive(9) Eubel Suttman & Brady Asset Management Inc. 7777 Washington Village Drive Suite 210 Dayton, OH 45459	2,018,820	9.4	A A-1 B	-0- 12,000 -0-	-0- 15.5 -0-	6.9
William E. Hazel(9) Eubel Suttman & Brady Asset Management Inc. 7777 Washington Village Drive Suite 210 Dayton, OH 45459	2,018,820	9.4	A A-1 B	-0- 12,000 -0-	-0- 15.5 -0-	6.9
American Industrial Partners Capital Fund III, L.P.(13) c/o American Industrial Partners One Maritime Plaza, Suite 2525 San Francisco, CA 94111	19,032,918	48.6	A A-1 B	-0- -0- 150,000	-0- -0- 100	31.7
Comerica Bank(14) 500 Woodward Avenue 33rd Floor, One Detroit Center Detroit, Michigan 48226	3,592,000	17.8	A A-1 B	-0- -0- -0-	-0- -0- -0-	6.0
Thomas W. Itin(15) 7001 Orchard Lake Rd., Suite 424 West Bloomfield, MI 48322-3608	3,748,719	18.6	A A-1 B	-0- -0- -0-	-0- -0- -0-	6.2
Dolphin Offshore Partners, L.P.(16) c/o Dolphin Management Inc. 129 East 17th Street New York, NY 10007	5,411,287	21.9	A A-1 B	-0- 12,750 20,000	-0- 16.3 -0-	11.5
E.H. Arnold c/o Taglich Brothers 1370 Avenue of the Americas, 31st Floor New York, NY 10019-4602	-0-	-0-	A A-1 B	-0- 5,000 -0-	-0- 6.4 -0-	1.5
All executive officers and directors as a group (10 persons)	20,891,689	52.5	A A-1 B	-0- 250 150,000	-0- **** 100	34.8

*
The percentages of beneficial ownership of the Common Stock assume the exercise or conversion of all shares of Series A and Series B Preferred Stock beneficially owned by such person or entity and all options, warrants and other securities convertible into Common Stock beneficially owned by such person or entity currently exercisable on or before March 1, 2003. These percentages do not include the shares issuable upon conversion of the Series A-1 Preferred Stock.

**
The percentages of beneficial ownership of each class of Preferred Stock is based upon 650 shares of Series A Preferred Stock, 77,550 shares of Series A-1 Preferred Stock and 150,000 shares of Series B Preferred Stock outstanding as of December 31, 2002, respectively.

***
Subject to special voting rights in the election of directors, the holders of Preferred Stock are generally entitled to vote along with the holders of Common Stock in all matters in which they are entitled to vote. In any such vote, the holders of Preferred Stock are entitled to a number of votes equal to the number of shares of Common Stock issuable upon conversion of their shares of Preferred Stock. Accordingly, the percentage of total voting stock beneficially owned is based upon: (i) 20,125,492 shares of Common Stock outstanding; (ii) 19,032,918 shares of Common Stock issuable upon conversion of the 150,000 shares of Series B Preferred Stock outstanding plus accrued dividends; (iii) 13,890,733 shares of Common Stock issuable upon conversion of the 77,550 shares of Series A-1 Preferred Stock outstanding plus accrued dividends; (iv) 50,742 shares of Common Stock issuable upon conversion of the 650 shares of Series A Preferred Stock outstanding; (v) 1,044,800 shares of Common Stock issuable upon exercise of outstanding stock options exercisable on or before March 1, 2003; and (vi) 5,930,547 shares of Common Stock issuable upon exercise of outstanding warrants exercisable on or before March 1, 2003.

****
Less than one percent.

(1)
Information is based on the Form 3 filed with the Securities and Exchange Commission ("SEC") by Mr. Bingham on July 2, 2002, and the Schedule 13D filed with the SEC by Mr. Bingham on July 5, 2002. Common stock includes 19,032,918 shares of Common Stock issuable upon conversion of the Series B Preferred Stock. Series B Preferred Stock includes: (i) 130,000 shares held by American Industrial Partners Capital Fund III, L.P. ("AIP") over which Mr. Bingham has shared voting and dispositive power; and (ii) 20,000 shares held by Dolphin Offshore Partners, L.P. ("Dolphin") over which Mr. Bingham has shared voting power. American Industrial Partners III, L.P. ("AIP III") is the general partner of AIP. American Industrial Partners III Corporation ("AIP Corporation") is the general partner of AIP III, and Mr. Bingham is, or may be considered to be, a controlling stockholder of AIP Corporation. AIP holds the power to vote the shares held by Dolphin pursuant to a shareholders agreement. Mr. Bingham disclaims beneficial ownership of these securities except to the extent of his pecuniary interest therein.

(2)
Information is based on the Form 3 filed with the SEC by Mr. Belden on July 17, 2002, and the Schedule 13D filed with the SEC by AIP on July 5, 2002.

(3)
Information is based on the Form 3 filed with the SEC by Mr. Ferguson on July 2, 2002, and the Schedule 13D filed with the SEC by AIP on July 5, 2002.

(4)
Includes (i) 155,152 shares of Common Stock and (ii) 67,500 shares issuable upon exercise of stock options exercisable on or before March 1, 2003.

(5)
Information is based on the Form 4 filed with the SEC by Mr. Hailey. Common stock includes: (i) 123,193 shares of Common Stock; (ii) 82,642 shares issuable upon exercise of the warrants relating to the Series A Preferred Stock, (iii) 48,098 shares issuable upon exercise of the warrants relating to the Company's convertible subordinated debentures; (iv) 84,188 shares issuable upon exercise of warrants relating to the Company's secured subordinated debt; and (v) 93,143 shares issuable upon the exercise of warrants issued in connection with the Company's July 1999 Common Stock offering.

(6)
Includes shares owned by Williams Controls, Inc. employee benefit plans of which Mr. Bunday is a trustee and over which Mr. Bunday has shared voting and dispositive power. Mr. Bunday disclaims beneficial ownership of shares held in the Company's employee benefit plans, except to the extent of his individual pecuniary interest therein.

(7)
Includes (i) 1,067,355 shares owned by Williams Controls, Inc. employee benefit plans of which Mr. Dunlap is a trustee and over which Mr. Dunlap has shared voting and dispositive power and (ii) 50,000 shares issuable upon exercise of stock options exercisable on or before March 1, 2003. Mr. Dunlap disclaims beneficial ownership of shares held in the Company's employee benefit plans, except to the extent of his individual pecuniary interest therein.

(8)
Includes shares issuable upon exercise of stock options exercisable on or before March 1, 2003.

(9)
Information is based on Form 4s filed with the SEC on October 10, 2002. Common stock includes: (i) 694,902 shares of Common Stock; (ii) 86,838 shares issuable upon the exercise of warrants issued in connection with the Company's July 1999 Common Stock offering; (iii) 1,201,276 shares issuable upon the exercise of warrants issued in connection with the Company's secured subordinated debt; and (iv) 35,804 shares issuable upon the exercise of warrants issued in connection with the Company's issuance of convertible subordinated debentures. According to its Form 4, Eubel Suttman & Brady Asset Management Inc. ("Eubel Suttman") is an investment manager and disclaims beneficial ownership of these securities except to the extent of its pecuniary interest therein. According to their Form 4s, Messrs. Brady, Suttman, Eubel, Holtgreive and Hazel are general partners or principals of Eubel Suttman and disclaim beneficial ownership of these securities except to the extent of their individual pecuniary interest therein.

(10)
Information is based on the Form 4 filed with the SEC by Mr. Brady on October 10, 2002. Common stock includes: (i) 40,000 shares of Common Stock; (ii) 110,887 shares issuable upon the exercise of warrants issued in connection with the Company's secured subordinated debt; and (iii) 19,891 shares issuable upon the exercise of warrants issued in connection with the Company's issuance of convertible subordinated debentures. According to his Form 4, Mr. Brady is a general partner or principal of Eubel Suttman and disclaims beneficial ownership of these securities except to the extent of his pecuniary interest therein.

(11)
Information is based on the Form 4 filed with the SEC by Mr. Suttman on October 10, 2002. Common stock includes: (i) 47,330 shares of Common Stock; (ii) 110,887 shares issuable upon the exercise of warrants issued in connection with the Company's secured subordinated debt; and (iii) 19,891 shares issuable upon the exercise of warrants issued in connection with the Company's issuance of convertible subordinated debentures. According to his Form 4, Mr. Suttman is a general partner or principal of Eubel Suttman and disclaims beneficial ownership of these securities except to the extent of his pecuniary interest therein.

(12)
Information is based on the Form 4 filed with the SEC by Mr. Eubel on October 10, 2002. Common stock includes: (i) 40,000 shares of Common Stock; (ii) 73,924 shares issuable upon the exercise of warrants issued in connection with the Company's secured subordinated debt; and (iii) 19,891 shares issuable upon the exercise of warrants issued in connection with the Company's issuance of convertible subordinated debentures. According to his Form 4, Mr. Eubel is a general partner or principal of Eubel Suttman and disclaims beneficial ownership of these securities except to the extent of his pecuniary interest therein.

(13)
Common stock includes 19,032,918 shares of Common Stock issuable upon conversion of the Series B Preferred Stock. Series B Preferred Stock includes: (i) 130,000 shares held by AIP; and (ii) 20,000 shares held by Dolphin. AIP holds the power to vote the shares held by Dolphin pursuant to a shareholders agreement. AIP disclaims beneficial ownership in the shares held by Dolphin.

(14)
Information is based on the Schedule 13G filed with the SEC by Comerica Bank ("Comerica") and its parent, Comerica Incorporated, on August 12, 2002. According to information provided by the Company, Comerica has assigned the power to vote these shares to Thomas W. Itin, but Comerica retains sole dispositive power.

(15)
Information is based on the Schedule 13G, filed by Mr. Itin with the SEC on February 14, 2002 and additional information provided by Mr. Itin to the Company. Includes: (i) 156,719 shares owned by Ajay Sports, Inc., of which Mr. Itin is the chairman, chief executive officer and the holder of approximately 45.75% of Ajay's outstanding stock; and (ii) 3,592,000 shares held by Comerica Bank over which, according to information provided to the Company, Mr. Itin retains sole voting power.

(16)
Information is based on the Schedule 13D/A dated February 23, 2001 filed with the SEC by this entity. Common stock ownership includes: (i) 792,273 shares of Common Stock; (ii) 2,537,717 shares issuable upon conversion of the Series B Preferred Stock; (iii) 1,478,494 shares issuable upon the exercise of warrants issued in connection with the Company's secured subordinated debt; (iv) 578,934 shares issuable upon the exercise of warrants issued in connection with the Company's July 1999 Common Stock offering; and (v) 23,869 shares issuable upon the exercise of warrants issued in connection with the Company's subordinated debentures. AIP holds the power to vote the shares of Series B Preferred Stock held by Dolphin pursuant to a shareholders agreement.

Equity Compensation Plan Information

        The table below sets forth certain information as of the end of the Company's 2002 fiscal year for (i) all compensation plans previously approved by our shareholders and (ii) all compensation plans not previously approved by our shareholders

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a)) (c)
Equity compensation plans approved by security holders	3,004,220	$1.75	1,825,280
Equity compensation plans not approved by security holders	—	—	—

Total	3,004,220	$1.75	1,825,280

Item 13. Certain Relationships and Related Transactions

Recapitalization Transaction

Description of the Transaction

         Messrs. Belden, Bingham, Ferguson and Goodson were appointed to the Company's board in connection with a restructuring of the Company (the "Recapitalization Transaction") which was consummated on July 1, 2002 (Mr. Belden was appointed effective July 16, 2002 by agreement of the parties to the Recapitalization Transaction.) In the Recapitalization Transaction, the Company sold a total of 150,000 shares of Series B Preferred Stock, having an aggregate purchase price of $15,000,000, or $100 per share, to American Industrial Partners Capital Fund III, L.P., a Delaware limited partnership ("AIP"), and Dolphin Offshore Partners L.P. ("Dolphin") purchasers. AIP purchased a total of 130,000 shares of the Series B Preferred Stock. AIP has informed the Company that it paid the purchase price from equity capital contributed by its partners. Dolphin purchased a total of 20,000 shares of the Series B Preferred Stock for a total purchase price of $2,000,000. Dolphin paid for the shares by tendering $2,000,000 in principal outstanding under a 12% Secured Subordinated Debenture, due March 1, 2002, issued by the Company to Dolphin. The net proceeds of the Recapitalization Transaction, after deducting AIP's and Dolphin's costs and expenses, were used to satisfy the Company's obligations under its outstanding 12% Secured Subordinated Debentures, due March 1, 2002. The Company used the balance of the net proceeds for working capital purposes.

        Immediately prior to the closing of the Recapitalization Transaction, the board of directors increased the board composition to seven directors. At the closing of the Recapitalization Transaction, directors H. Samuel Greenawalt, David Eberly and Gary Arnold resigned, and W. Richard Bingham, R. Eugene Goodson and Kirk R. Ferguson were appointed to fill three of the vacancies on the board of directors. Nathan L. Belden was appointed to fill the remaining vacancy effective July 16, 2002, also in connection with the Recapitalization Transaction.

        Following the Recapitalization Transaction, as provided in our certificate of incorporation and the related Certificate to Provide for the Designation, Preferences, Rights, Qualifications, Limitations or Restrictions Thereof, of the Series B Preferred Stock filed on July 1, 2002 with the Delaware Secretary of State, the holders of Series B Preferred Stock, voting as a separate class, are entitled to elect a majority of our board of directors.

        Also in connection with the Recapitalization Transaction, we entered into a Shareholders Agreement with AIP, Dolphin and Eubel, Brady & Suttman Asset Management, Inc. ("Brady"), an entity that has voting control over approximately 19% of the Series A-1 Preferred Stock. The Shareholders Agreement provides, among other things, that (a) until July 1, 2003, Dolphin and Brady will vote along with AIP on all matters related to the election of directors as to all of the shares of Series B Preferred Stock and any of the Series A-1 Preferred Stock over which Dolphin or Brady has voting control, (b) until July 1, 2004, Dolphin and Brady will vote along with AIP on all matters related to the election of directors as to all of the shares of Series B Preferred Stock over which Dolphin or Brady has voting control, and (c) until the date on which AIP no longer owns a majority of the Series B Preferred Stock, Dolphin and Brady will vote along with AIP on all other matters as to all of the Series B Preferred Stock over which over which Dolphin or Brady has voting control. To give effect to these voting provisions, Dolphin and Brady have granted AIP a power of attorney to vote in accordance with the Shareholders Agreement the shares over which Dolphin and Brady have voting control. The Shareholders Agreement thus effectively gives AIP voting control over all of the Series B Preferred Stock, which as of the record date represents approximately 35.3% of the Company's outstanding voting securities on an as-converted basis. Thus, the Shareholders Agreement, together with AIP's holdings of Series B Preferred Stock, gives AIP the right to elect a majority of the members of the board of directors.

Management Services Agreement

        The Company has a Management Services Agreement with American Industrial Partners ("Advisor"), an affiliate of AIP. Under the terms of the Management Services Agreement, Advisor has agreed that it will provide advisory and management services to the Company and its subsidiaries as the Company may request and as Advisor agrees to provide from time to time. Advisor has the right, but not the obligation, to elect to act as sole advisor to the Company and its subsidiaries with respect to significant business transactions. The Company has agreed to pay to Advisor: (a) an advisory fee of $850,000 which was paid on July 1, 2002 in connection with the closing of the recapitalization; (b) an annual management fee, equal to $400,000 plus 3% of any debt outstanding (including accrued interest thereon) of the Company or its subsidiaries as of the first day of the applicable quarterly payment period which is owned or guaranteed by AIP or any of its affiliate, and (c) advisory and/or structuring fees in connection with significant business transactions of the Company (including, without limitation, acquisitions, investments and financings) in amounts comparable for similarly situated companies. The Annual Fee will be reduced by 50% beginning the first day of any quarterly period following the conversion of all shares of the AIP's Series B Preferred into the Company's common stock.

        The Advisor may terminate the Management Services Agreement at any time by written notice to the Company, and the agreement will terminate automatically as of the earlier of July 1, 2009 or the end of the fiscal year in which AIP and its affiliates own, directly or indirectly, less than 5,000,000 shares of Common Stock on a fully diluted basis.

Taglich Financial Advisory Fees

        The Company engaged Taglich Brothers, Inc. ("Taglich") pursuant to a retainer agreement dated August 14, 2001 as placement agent with respect to various financings, including private equity financings. The Company paid Taglich, a fee of $400,000 for assisting us in the recapitalization effort, specifically completing the Series B investment transaction with AIP and $200,000 for (a) obtaining commitments from persons to purchase additional shares of Series B Preferred Stock from investors other than AIP and its affiliates; (b) obtaining tenders from the holders of at least 90% of the Series A Preferred Stock in the Exchange Offer; and (c) obtaining commitments from at least 90% of the holders of our 7.5% Convertible Subordinated Debentures to extend the maturity date of such debentures to 24 months from the closing of the purchase of the Series B Preferred Stock under the

Stock Purchase Agreement. Douglas E. Hailey, who is a director of the Company, is affiliated with Taglich. The $400,000 fee was paid as $280,000 in cash and 181,818 shares of the Company's common stock. The $200,000 fee was paid in cash.

Ziegler Termination

        The board of directors has had discussions with Mr. Ziegler, our former president and chief executive officer, about the possibility of a bonus payment to Mr. Ziegler relating to Mr. Ziegler's contribution to the Company's strategic direction. The terms of such an agreement have not been finalized.

Investments in and Receivables From Ajay Sports, Inc.

        Previously, the Company had notes and accounts receivable from Ajay Sports, Inc. ("Ajay") with a carrying value of $3,565, including a $500 note receivable which was reflected as a reduction in the Company's shareholders' equity. The Company's former chief executive officer and former Chairman of the Board, Thomas W. Itin, is an officer and shareholder of Ajay. The investment in and certain loans of the Company to Ajay were guaranteed by Thomas W. Itin.

        The Company evaluated the realization of its investment in and receivables from Ajay and based on the Company's collection efforts determined the investment in and receivables from Ajay were impaired and accordingly an impairment loss for the entire carrying value of $3,565 was recorded in the second quarter of fiscal 2002. Additionally, the Company evaluated the collectability of the guarantees of Mr. Itin, including the cost of collections and concluded that these guarantees were worthless.

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

WILLIAMS CONTROLS, INC.
Date: February 11, 2003	By	/s/ R. EUGENE GOODSON R. Eugene Goodson, Chairman of the Board, President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: February 11, 2003	By	/s/ R. EUGENE GOODSON R. Eugene Goodson, Chairman of the Board, President and Chief Executive Officer
Date: February 11, 2003	By	/s/ DENNIS E. BUNDAY Dennis E. Bunday, Executive Vice President, Chief Financial Officer and Principal Accounting Officer
Date: February 11, 2003	By	/s/ NATE BELDEN Nate Belden, Director
Date: February 11, 2003	By	/s/ W. RICHARD BINGHAM W. Richard Bingham, Director
Date: February 11, 2003	By	/s/ KIRK R. FERGUSON Kirk R. Ferguson, Director
Date: February 11, 2003	By	/s/ H. SAMUEL GREENAWALT H. Samuel Greenawalt, Director
Date: February 11, 2003	By	/s/ DOUGLAS HAILEY Douglas Hailey, Director
Date: February 11, 2003	By	/s/ DONN J. VIOLA Donn J. Viola, Director

CERTIFICATION PURSUANT TO
SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002

I, R. Eugene Goodson, certify that:

1.
I have reviewed this first amendment to the annual report on Form 10-K/A for the year ended September 30, 2002 of Williams Control, Inc., the registrant;

2.
Based on my knowledge, this first amendment to the annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this first amendment to the annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this first amendment to the annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this first amendment to the annual report (the "Evaluation Date"); and

c)
presented in this first amendment to the annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.
The registrant's other certifying officer and I have indicated in this first amendment to the annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: February 11, 2003	/s/ R. EUGENE GOODSON R. Eugene Goodson Chief Executive Officer

CERTIFICATION PURSUANT TO
SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002

I, Dennis E. Bunday, certify that:

1.
I have reviewed this first amendment to the annual report on Form 10-K/A for the year ended September 30, 2002 of Williams Controls, Inc., the registrant;

2.
Based on my knowledge, this first amendment to the annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this first amendment to the annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this first amendment to the annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this first amendment to the annual report (the "Evaluation Date"); and

c)
presented in this first amendment to the annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.
The registrant's other certifying officers and I have indicated in this first amendment to the annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: February 11, 2003	/s/ DENNIS E. BUNDAY Dennis E. Bunday Chief Financial Officer

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

QuickLinks

Williams Controls, Inc. Index to 2002 Form 10-K
WILLIAMS CONTROLS, INC. Form 10-K INTRODUCTION
Part I (Dollar amounts in thousands, unless otherwise indicated)
Part II
Williams Controls, Inc. Index to Consolidated Financial Statements
INDEPENDENT AUDITORS' REPORT
THIS REPORT IS A CONFORMED COPY OF THE REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP AND HAS NOT BEEN REISSUED BY THAT FIRM.
Williams Controls, Inc. Consolidated Balance Sheets (Dollars in thousands, except share and per share information)
Williams Controls, Inc. Consolidated Statements of Shareholders' Equity (Deficit) (Dollars in thousands)
Williams Controls, Inc. Consolidated Statements of Operations (Dollars in thousands, except share and per share information)
Williams Controls, Inc. Consolidated Statements of Comprehensive Loss (Dollars in thousands)
Williams Controls, Inc. Consolidated Statements of Cash Flows (Dollars in thousands)
Notes to Consolidated Financial Statements Years Ended September 30, 2002, 2001 and 2000 (Dollars in thousands, except share and per share amounts)
Part III (In actual Dollars, 000 not omitted)
Executive Compensation
Estimated Annual Retirement Benefits (nearest $100)
Part IV
Signatures
CERTIFICATION PURSUANT TO SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002
CERTIFICATION PURSUANT TO SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002
Williams Controls, Inc. Index to Schedules
Williams Controls, Inc. Exhibit Index