Form 10-Q
period 2002-12-21
WILLIAMS CONTROLS INC
filed 2003-02-14
CIK 854860

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED: DECEMBER 31, 2002


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

                                 Yes [ ] No [X]

        The number of shares outstanding of the registrant's common stock at January 31, 2003: 20,125,492

                             WILLIAMS CONTROLS, INC.

                                DECEMBER 31, 2002

                                TABLE OF CONTENTS



                                                                          Page
                                                                         Number
                                                                         ------
PART I.  FINANCIAL INFORMATION

  Item 1. Financial Statements

        Consolidated Balance Sheets, December 31, 2002 (unaudited) and
        September 30, 2002                                                 1

        Consolidated Statements of Operations, three months ended
        December 31, 2002 and 2001 (unaudited)                             2

        Consolidated Statements of Cash Flows, three months ended
        December 31, 2002 and 2001 (unaudited)                             3

        Notes to Unaudited Consolidated Financial Statements               4

  Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                       10

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk      14

  Item 4.  Controls and Procedures                                         14

PART II.  OTHER INFORMATION

  Item 1.  Legal Proceedings                                               15

  Item 2.  Changes in Securities and Use of Proceeds                       15

  Item 3.  Defaults Upon Senior Securities                                 15

  Item 4.  Submission of Matters to a Vote of Security Holders             15

  Item 5.  Other Information                                               15

  Item 6.  Exhibits and Reports on Form 8-K                                15

  Signature Page                                                           17

                                     PART I
ITEM 1.  FINANCIAL STATEMENTS

                             WILLIAMS CONTROLS, INC.
                           CONSOLIDATED BALANCE SHEETS
         (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)
                                                                             DECEMBER 31,
                                                                                2002         EPTEMBER 30,
                                                                             (UNAUDITED)        2002
                                                                            ------------     -----------
                                ASSETS
Current Assets:
   Cash and cash equivalents                                                    $    263        $    829
   Trade and other accounts receivable, less allowance of
      $327 and $334 at December 31, 2002 and September 30
      2002, respectively                                                           7,197           8,764
   Inventories, net                                                                4,907           4,940
   Prepaid expenses and other current assets                                         789             624
                                                                            -------------    ------------
      Total current assets                                                        13,156          15,157

Property, plant, and equipment, net                                               10,390          10,530
Other assets, net                                                                    272             635
                                                                            -------------    ------------
      Total assets                                                            $   23,818      $   26,322
                                                                            =============    ============
            LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
   Accounts payable                                                            $   3,765       $   5,326
   Accrued expenses                                                                5,678           6,856
   Current portion of long-term debt and capital leases                            2,773           4,084
                                                                            -------------    ------------
      Total current liabilities                                                   12,216          16,266

Long-term debt and capital lease obligations                                       1,241           1,483
Employee benefit obligations                                                       7,059           6,293
Subordinated debt                                                                  2,139           2,139

Mandatory redeemable Convertible Series B Preferred Stock, net
 (150,000 issued and outstanding at December 31, 2002 and
 September 30, 2002)                                                              13,755          13,109

Commitments and contingencies

Shareholders' Equity (Deficit):
   Preferred stock ($.01 par value, 50,000,000 authorized)
     Series A-1 (77,550 issued and outstanding at December 31,
      2002 and September 30, 2002)                                                     1               1
      Series A (650 issued and outstanding at December 31, 2002
      and September 30, 2002)                                                          -               -
   Common stock ($.01 par value, 50,000,000 authorized; 20,125,492 and 19,928,522 issued and outstanding at December 31, 2002 and
      September 30, 2002)                                                            201             199
   Additional paid-in capital                                                     23,687          23,559
   Accumulated deficit                                                          (32,079)        (32,325)
   Treasury stock (130,200 shares at December 31, 2002 and
      September 30, 2002)                                                          (377)           (377)
   Other comprehensive loss - Pension liability adjustment                       (4,025)         (4,025)
                                                                            -------------    ------------
      Total shareholders' equity (deficit)                                      (12,592)        (12,968)
                                                                            -------------    ------------
      Total liabilities and shareholders' equity (deficit)                    $   23,818      $   26,322
                                                                            =============    ============

     See accompanying notes to Unaudited Consolidated Financial Statements.

                             WILLIAMS CONTROLS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
         (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)
                                   (UNAUDITED)
                                                                            THREE MONTHS ENDED
                                                                               DECEMBER 31,
                                                                    ----------------------------------
                                                                        2002                 2001
                                                                    ------------         ------------
Net sales                                                              $ 12,112             $ 11,419
Cost of sales                                                             9,116                8,728
                                                                    ------------         ------------

Gross margin                                                              2,996                2,691

Operating expenses:
   Research and development                                                 773                  964
   Selling                                                                  346                  242
   Administration                                                         1,204                1,656
                                                                    ------------         ------------
      Total operating expenses                                            2,323                2,862
                                                                    ------------         ------------
Income (loss) from continuing operations                                    673                 (171)

Other (income) expenses:
   Interest expense                                                         169                  940
   Other (income) expense, net                                              (91)                 (29)
                                                                    ------------         ------------
       Total other expenses                                                  78                  911

Income (loss) from continuing operations before income taxes                595               (1,082)
Income tax benefit                                                          300                    -
                                                                    ------------         ------------
   Net income (loss) from continuing operations                             895               (1,082)

Discontinued operations:
   Gain from exchange of building for debt of the previously
   discontinued agricultural equipment segment                                -                  417
                                                                    ------------         ------------

   Net income (loss)                                                        895                 (665)

Preferred dividends and accretion of Series B Preferred Stock              (649)                (241)
                                                                    ------------         ------------
Net income (loss) allocable to common shareholders                      $   246             $   (906)
                                                                    ============         ============

Income (loss) per common share from continuing operations - basic       $  0.01             $  (0.07)
Income per common share from discontinued operations - basic                  -                 0.02
                                                                    ------------         ------------

Net income (loss) per common share - basic                              $  0.01             $  (0.05)
                                                                    ============         ============

Weighted average shares used in per share calculation - basic        20,059,835           19,926,022
                                                                    ============         ============

Income (loss) per common share from continuing operations - diluted     $  0.01             $  (0.07)
Income per common share from discontinued operations - diluted                -                 0.02
                                                                    ------------         ------------

Net income (loss) per common share - diluted                            $  0.01             $  (0.05)
                                                                    ============         ============

Weighted average shares used in per share calculation - diluted      33,882,562           19,926,022
                                                                    ============         ============

     See accompanying notes to Unaudited Consolidated Financial Statements.

                             WILLIAMS CONTROLS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                            THREE MONTHS ENDED
                                                                               DECEMBER 31,
                                                                    ----------------------------------
                                                                        2002                 2001
                                                                    ------------         -------------
Cash flows from operating activities:
   Net income (loss)                                                     $  895               $ (665)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities -
      Gain from discontinued operations                                       -                 (417)
      Loss from disposal of fixed assets                                     59                     -
      Depreciation                                                          387                   574
      Amortization                                                            8                   493
      Gain on GeoFocus escrow release                                     (100)                     -
   Changes in operating assets and liabilities
      Receivables, net                                                    1,667                 1,711
      Inventories                                                            33                 (286)
      Accounts payable and accrued expenses                             (2,612)                 (189)
      Other                                                                 956                 (230)
                                                                    ------------         -------------

Net cash provided by operating activities                                 1,293                   991
                                                                    ------------         -------------

Cash flows from investing activities:
   Purchases of property, plant and equipment                             (306)                 (118)
                                                                    ------------         -------------

Net cash used in investing activities                                     (306)                 (118)
                                                                    ------------         -------------

Cash flows from financing activities:
   Net (payments) borrowings of debt and lease obligations              (1,553)                   389
   Net change in book overdraft                                               -                 (193)
                                                                    ------------         -------------

Net cash (used in) provided by financing activities                     (1,553)                   196
                                                                    ------------         -------------

Net increase (decrease) in cash and cash equivalents                      (566)                 1,069

Cash and cash equivalents at beginning of period                            829                     -
                                                                    ------------         -------------

Cash and cash equivalents at end of period                               $  263               $ 1,069
                                                                    ============         =============

Supplemental disclosure of cash flow information:
   Interest paid                                                         $ 153                 $  182
   Income taxes paid (refund)                                           $ (300)                $    -

Supplemental disclosure of non-cash investing and financing
activities:
   Preferred dividends accrued but not paid and Series B accretion       $  649                $  241
   Issuance of common stock for services previously accrued                 130                     -

     See accompanying notes to Unaudited Consolidated Financial Statements.

                             WILLIAMS CONTROLS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                  THREE MONTHS ENDED DECEMBER 31, 2002 AND 2001
           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

CAUTIONARY STATEMENT: THIS REPORT, INCLUDING THESE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS, CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. FORWARD-LOOKING STATEMENTS INCLUDE, WITHOUT LIMITATION, THOSE STATEMENTS RELATING TO DEVELOPMENT OF NEW PRODUCTS, THE FINANCIAL CONDITION OF THE COMPANY, THE ABILITY TO INCREASE DISTRIBUTION OF THE COMPANY'S PRODUCTS, INTEGRATION OF BUSINESSES THE COMPANY ACQUIRES, AND DISPOSITION OF ANY CURRENT BUSINESS OF THE COMPANY. THESE FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISKS, UNCERTAINTIES AND ASSUMPTIONS THAT ARE DIFFICULT TO PREDICT. THEREFORE, ACTUAL OUTCOMES AND RESULTS MAY DIFFER MATERIALLY FROM WHAT IS ANTICIPATED OR FORECASTED IN THESE FORWARD-LOOKING STATEMENTS DUE TO NUMEROUS FACTORS, INCLUDING, BUT NOT LIMITED TO, THE ABILITY OF THE COMPANY TO GENERATE OR OBTAIN SUFFICIENT WORKING CAPITAL TO CONTINUE ITS OPERATIONS, CHANGES IN DEMAND FOR THE COMPANY'S PRODUCTS, THE TIMING OF CUSTOMER ORDERS AND DELIVERIES, AND THE IMPACT OF COMPETITIVE PRODUCTS AND PRICING. IN ADDITION, SUCH STATEMENTS COULD BE AFFECTED BY GENERAL INDUSTRY AND MARKET CONDITIONS AND GROWTH RATES, AND GENERAL DOMESTIC AND INTERNATIONAL ECONOMIC CONDITIONS.

NOTE 1. ORGANIZATION

Williams Controls, Inc., including its wholly-owned subsidiaries, Williams Controls Industries, Inc. ("Williams"); Aptek Williams, Inc. ("Aptek"); Premier Plastic Technologies, Inc. ("PPT"); ProActive Acquisition Corporation ("ProActive"); WMCO-Geo, Inc. ("GeoFocus"); NESC Williams, Inc. ("NESC"); Williams Technologies, Inc. ("Technologies"); Williams World Trade, Inc. ("WWT"); Kenco/Williams, Inc. ("Kenco"); Techwood Williams, Inc. ("TWI"); Agrotec Williams, Inc. ("Agrotec") and its 80% owned subsidiaries Hardee Williams, Inc. ("Hardee") and Waccamaw Wheel Williams, Inc. ("Waccamaw") are hereinafter referred to as the "Company," "we," "our," or "us."

NOTE 2. BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared by the Company and, in the opinion of management, reflect all material normal recurring adjustments, except as otherwise disclosed in Note 6 and 12 to the Notes to Unaudited Consolidated Financial Statements, which are necessary to present fairly the Company's financial position as of December 31, 2002 and the results of operations and cash flows for the three months ended December 31, 2002 and 2001. The results of operations for the three months ended December 31, 2002 are not necessarily indicative of the results to be expected for the entire fiscal year.

Certain information and footnote disclosures made in the last Annual Report on Form 10-K have been condensed or omitted for the interim consolidated statements. Certain costs are estimated for the full year and allocated to interim periods based on activity associated with the interim period. Accordingly, such costs are subject to year-end adjustment. It is the Company's opinion that, when the interim consolidated statements are read in conjunction with the September 30, 2002 annual report on Form 10-K, the disclosures are adequate to make the information presented not misleading. The interim consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from these estimates and assumptions.

Certain reclassifications of amounts reported in the prior period financial statements have been made to conform to classifications used in the current period financial statements.

NOTE 3. COMPREHENSIVE INCOME (LOSS)

Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," requires companies to report a measure of all changes in equity except those resulting from investments by owners and distributions to owners. Total comprehensive income (loss) for the three months ended December 31, 2002 and 2001 was $895 and ($665), respectively, and consisted solely of net income (loss). As of December 31, 2002, accumulated other comprehensive loss was ($4,025) and consisted of accumulated benefit obligations in excess of the plan assets for both the Hourly Employees Pension plan and the Salaried Employees Pension Plan.

NOTE 4. INCOME (LOSS) PER SHARE

Basic earnings per share ("EPS") and diluted EPS are computed using the methods prescribed by Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Basic EPS is based on the weighted-average number of common shares outstanding during the period. Diluted EPS is based on the weighted-average number of common shares outstanding and the dilutive impact of common equivalent shares outstanding.

   Following is a reconciliation of basic EPS and diluted EPS from continuing operations:

                                                     THREE MONTHS ENDED                             THREE MONTHS ENDED
                                                      DECEMBER 31, 2002                             DECEMBER 31, 2001
                                              --------------------------------------    -----------------------------------------

                                                                              Per                                        Per
                                                                             Share                                      Share
                                               Income          Shares        Amount       Loss         Shares           Amount
                                              ---------    -------------    -------     ---------   -------------    ------------
Net income (loss) from continuing
operations                                    $    895                                    $(1,082)
Less - Preferred dividends and accretion
for Series B preferred stock                      (649)                                      (241)
                                              ---------                                 ---------

Basic EPS -
      Income (loss) allocable to common
      shareholders from continuing operations     $ 246      20,059,835        $0.01      $(1,323)    19,926,002       $(0.07)
                                                                            =========                                ==========
Effect of dilutive securities -
      Stock options and warrants                      -               -                         -              -
      Preferred Stock - Series A                      -               -                         -              -
      Preferred Stock - Series A-1                    -      13,822,727                         -              -
      Preferred Stock - Series B                      -               -                         -              -
                                              ---------    -------------                ---------   ------------
Diluted EPS -
      Income (loss) allocable to common
      shareholders from continuing operations     $ 246      33,882,562        $0.01      $(1,323)    19,926,002       $(0.07)
                                              =========    =============    =========    =========  ============    ==========

For the three months ended December 31, 2002, the Company had options, warrants, convertible preferred stock - Series A and convertible preferred stock - Series B covering 27,804,303 shares that were not considered in the dilutive EPS calculation since they would have been antidilutive. For the three months ended December 31, 2001, the Company had options, warrants, convertible preferred stock - Series A, and convertible subordinated debt covering 10,358,050 shares not considered in the dilutive EPS calculation since they would have been antidilutive.

NOTE 5. INVENTORIES

      Inventories consist of the following:
                                            DECEMBER 31,      SEPTEMBER 30,
                                                2002               2002
                                            ------------      ------------

         Raw Materials                        $ 3,141           $ 3,294
         Work in process                          606               574
         Finished goods                         1,160             1,072
                                            ------------      ------------
                                              $ 4,907           $ 4,940
                                            ============      ============


NOTE 6. SETTLEMENT OF ACCOUNTS PAYABLE

On June 28, 2002, the Company entered into an agreement with a vendor and customer of the Company, Caterpillar, Inc. ("Caterpillar") to remedy past due accounts between the Company and Caterpillar. Under the agreement, the Company remitted to Caterpillar $1,250 during the first week of July, 2002 and made monthly payments through December, 2002 for a total of $2,850, of which $1,251 was paid during the three months ended December 31, 2002. As part of this agreement the Company and Caterpillar returned to normal vendor terms. As of December 31, 2002, the Company's obligation to Caterpillar for past due accounts was completely satisfied.

During fiscal 2001, the Company had a product recall related to weld failures on certain electronic throttle control systems. In November 2002, the Company reached a $163 total release and settlement of its accounts payable balance to one of its vendors to recover certain previously incurred costs of the recall. The settlement was recorded as a reduction of cost of sales on the accompanying statement of operations for the three months ended December 31, 2002.

NOTE 7. INVESTMENT IN AND RECEIVABLES FROM AFFILIATE

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

The Company evaluated the realizability of its investment in and receivables from Ajay and based on the Company's collection efforts determined the investment in and receivables from Ajay were impaired; accordingly, an impairment loss for the entire carrying value of $3,565 was recorded in the second quarter of fiscal 2002. Additionally, the Company evaluated the collectability of the guarantees of Mr. Itin, including the cost of collections and concluded that these guarantees were worthless.

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

NOTE 8. FINANCING ARRANGEMENTS - RECAPITALIZATION

On July 1, 2002 the Company completed the previously announced recapitalization transaction with American Industrial Partners ("AIP") whereby an affiliate of AIP invested $13,000, less fees and expenses, into the Company by acquiring 130,000 shares of the Company's newly authorized Series B Preferred Stock, 15% Redeemable Convertible Series (Series B Preferred). As a result of the transaction, AIP is entitled to and has elected a majority of the members of the Company's Board of Directors. Along with the investment by AIP, an investor group that held $2,000 of the Company's 12% secured Subordinated Debentures exchanged those securities for $2,000 of Series B Preferred. As additional elements of the recapitalization transaction, the Company (i) entered into a new five-year revolving and term loan agreement with its existing primary lender, Wells Fargo Credit, Inc. ("Wells"); (ii) repaid from the cash proceeds of sale of Series B Preferred the remaining $3,000 face amount of 12% secured subordinated debentures, after giving consideration to the $2,000 of debentures converted to Series B Preferred; (iii) eliminated the conversion feature, increased the interest rate to 12.0% (further increasing to 15.0% in July 2003) and extended the maturity to July 1, 2004 of approximately $2,139 face amount of convertible subordinated debentures; (iv) exchanged approximately $7,755 in Series A Preferred Stock, 7 1/2% Convertible Redeemable Series, (Series A Preferred) shares for Series A-1 Preferred Stock, Non-Redeemable Convertible Series, (Series A-1 Preferred); (v) cancelled in the fourth quarter of fiscal 2002 accrued but unpaid dividends of $1,413 on Series A preferred exchanged for Series A-1 Preferred which were outstanding as of July 14, 2002 and (vi) accrued in the fourth quarter of 2002 a one-time dividend on the new Series A-1 Preferred in an amount equal to the dividends canceled as a result of the exchange of the Series A Preferred. The remaining cash proceeds from the recapitalization are being used for working capital purposes, including the payment of certain past due accounts payable.

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

NOTE 9. DEBT

As part of the recapitalization transaction on July 1, 2002, the Company entered into a new five-year credit facility with Wells, which replaced the Company's prior loan Facility with Wells. On July 1, 2002, the Company's existing term loan balances of $2,175 and the existing revolving credit balance of $5,692 from the prior loan agreement with Wells were converted to the new credit terms. The new loan facility with Wells provides for $12,200 in revolving and term loans. Interest rates under the new agreement are currently Well's prime rate plus 2.00% for the revolving debt and Well's prime rate plus 2.25% for the term loans. Fees under the loan agreement include an unused revolver fee of .25% on the unused portion, a term loan prepayment fee of 2% in the first year and 1% thereafter, and a revolving loan termination fee of $200 in year 1 and $100 thereafter. The revolver and term loan A mature on July 1, 2007 and term loan B matures on July 1, 2004. The loans are secured by essentially all of the assets of the Company. The Company has available under its revolving credit facility $6,058 and $4,400 at December 31, 2002 and September 30, 2002, respectively.

On October 25, 2002 the Company entered into a loan agreement with Imperial Premium Finance for the financing of the Company's fiscal 2003 insurance policy premiums. The loan agreement provided financing of $662 and bears interest at 5.75%. The Company made a required down payment on the loan of $170 in October 2002. The remaining balance is to be repaid with nine monthly payments of $56, including interest, beginning November 1, 2002. The loan agreement matures on July 1, 2003.

      The Company's long-term debt consists of the following:

                                                                DECEMBER 31, 2002           SEPTEMBER 30,
                                                                                                2002
                                                                ----------------          -----------------
Bank revolving credit facility due July 1, 2007, bearing
interest at a variable rate, (6.25% at December 31, 2002)
included in current liabilities                                      $1,436                    $2,981

Bank Term Loan A due July 1, 2007, balance bearing
interest at a variable rate, (6.50% at December 31, 2002)
payable in monthly installments of $23                                1,260                     1,330

Bank Term Loan B due July 1, 2004, balance bearing
interest at a variable rate, (6.50% at December 31, 2002)
payable in monthly installments of $33                                  600                       700

Note Payable - terminated lease - Mitsubishi due August
1, 2003, balance bearing interest at 8.5% per annum
payable in monthly installments of $14                                   97                       137

Note Payable - terminated lease - Wells Fargo leasing,
balance bearing interest at 10.0% per annum payable in
monthly installments of $15, due in full March 1, 2003                   99                       155

Note Payable - Imperial Premium Finance, balance Bearing
interest at 5.75% per annum payable in monthly
Installments of $56, due in full July 1, 2003                           330                         -

Capital Leases                                                          192                       264
                                                                ----------------          -----------------

                                                                      4,014                     5,567
Less current portion                                                  2,773                     4,084
                                                                ----------------          -----------------
                                                                     $1,241                    $1,483
                                                                ================          =================

NOTE 10.  PRODUCT WARRANTIES

In November 2002, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements in this interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002.

The Company establishes a product warranty reserve based on a percentage of product sales. The established reserve is based on historical return rates of products and is included in accrued expenses on the accompanying consolidated balance sheet. Included in the warranty reserve is an accrual for a product recall of $279 and $283 at December 31, 2002 and September 30, 2002, respectively. Following is a reconciliation of the changes in the Company's warranty reserve for the three months ended December 31, 2002 as required by FIN 45.

         BALANCE AS OF                                          BALANCE AS OF
         SEPTEMBER 30,                      ADDITIONAL          DECEMBER 31,
              2002         PAYMENTS          ACCRUALS               2002
         -------------     -----------      ------------       --------------
            $ 1,293         (186)              156                $ 1,263

Subsequent to December 31, 2002, the Company has been notified of a higher than normal warranty claims on one of its electronic throttle control systems with one customer. Management is currently in the early stages of its investigation and at this time cannot estimate the costs the Company will incur related to this issue. However, management believes this item could possibly have a material affect on the Company's results of operations, but would not have a material adverse affect on the Company's financial condition.

NOTE 11. GAIN FROM DISCONTINUED OPERATIONS

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

NOTE 12. SEGMENT INFORMATION

The Company accounts for its segments in accordance with SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information". The Company operates in two business segments: (1) vehicle components and (2) electrical components. As a result of terminating and selling certain product lines, the Company has no significant current operations in the electrical components segment. Accordingly the operations for the three months ended December 31, 2002 are presented as one segment. In the prior period the electrical components segment met certain quantitative thresholds for disclosure pursuant to SFAS No. 131, therefore financial information for the electrical components segment is shown for the three months ended December 31, 2001.

                                                             THREE MONTHS
                                                            ENDED DECEMBER
                                                               31, 2001
                                                            --------------
Net sales by classes of similar products
   Vehicle components                                          $11,296
   Electrical components
                                                                   123
                                                            --------------
                                                               $11,419
                                                            ==============
Earnings (loss) from continuing operations
   Vehicle components                                          $   318
   Electrical components                                          (489)
                                                            --------------
                                                               $  (171)
                                                            ==============

Identifiable assets
   Vehicle components                                          $23,750
   Electrical components                                         1,779
   Corporate                                                     3,167
                                                            --------------
Total assets - continuing operations                           $28,696
                                                            ==============
Capital expenditures
   Vehicle components                                          $   118
   Electrical components                                             -
                                                            --------------
Total capital expenditures                                     $   118
                                                            ==============
Depreciation and amortization
   Vehicle components                                          $ 1,002
   Electrical components                                            65
                                                            --------------
Total depreciation and amortization                            $ 1,067
                                                            ==============

In December 2002, the Company recorded a $100 gain from the release of escrow funds related to the sale of GeoFocus, the Company's previously owned global positioning system business and part of the electrical components segment. The gain has been recorded in other (income) expense on the accompanying statement of operations and reflected as a gain on the sale of GeoFocus in the accompanying statement of cash flows.

NOTE 13. LABOR ISSUES

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

In September and October, 2002 the union made various unfair labor practice claims against the Company. To conclude these claims, the National Relations Regional Director directed the Company to post for 60 days a notice to employees pledging no future violation of the claims with no admission of unfair practices in the past. Management does not expect that the Company will incur any financial liability as a result of this settlement. In January 2003 the union filed two additional unfair labor practice claims. The Company has vigorously defended all such claims as they are without merit and will continue to do so.

Of the Company's total workforce, approximately 50% are represented by the United Auto Workers union. No other employees of the Company have union representation.

NOTE 14. EMPLOYEE BENEFIT PLANS

In the quarter ended December 31, 2001, the Company recorded $170 as an additional estimate of additional liability to participants of the Company's Employee Stock Ownership Plan ("ESOP"). As a result of the Company's benefit plans being audited by the Department of Labor ("DOL") during fiscal 2001, the Company made payments subsequent to December 31, 2001 totaling $125 into the ESOP fund at the suggestion of the DOL, and now regards itself to be in full compliance with DOL regulations.

NOTE 15. SUBSEQUENT EVENT

In January 2003, the Company reached a settlement with a prior customer on a cancelled supply contract from 1999. Under the terms of the settlement, the Company will receive $900, of which $800 was received in January 2003 with the remainder due in March 2003. As the ultimate outcome of these negotiations was uncertain at December 31, 2002, the settlement represented a contingent gain and no amount was recorded in the three months ended December 31, 2002.

On January 10, 2003, the Company entered into employment agreements with its three executive vice presidents. Each contract is for a term of four years beginning on October 1, 2002 and specifies an initial base salary per year, plus bonus based on parameters established by the board of directors. The agreements also provide for a one-year severance payment under certain circumstances in the event the Company terminates the agreements prior to the end of the contract
period.                                 9

                             WILLIAMS CONTROLS, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

OVERVIEW

The Company is a leading manufacturer of electronic throttle controls for automobiles and commercial vehicles. We have a significant portion of the United States market for electronic throttle controls systems for heavy trucks and busses and a minor portion of the international markets for the same products. We sell the majority of our products directly to large original equipment manufacturers such as Freightliner, Volvo, Navistar and Paccar. We also sell our products through a network of independent distributors who sell to smaller original equipment manufacturers and to truck and bus owners as replacement parts. We also manufacture pneumatic and air control systems for the diesel heavy truck, transit bus and off-highway vehicles market. Many of the customers for these products are the same customers as for our diesel heavy truck and transit bus electronic throttle control systems.

The demand for electronic throttle control systems is expanding into smaller trucks, diesel-powered pick-up trucks, automobiles and off-highway vehicles as the major automotive manufacturers and off-highway vehicle producers are beginning to convert gasoline-powered vehicles to electronic throttle control systems. Demand for electronic throttle controls will depend, in part, on how quickly these manufacturers proceed with the ongoing engine modifications needed to use such systems. We have supplied a limited number to Ford and General Motors and, through existing contracts, anticipate we will increase the number of such systems sold to Ford and General Motors throughout fiscal 2003.

We also manufacture sensors that we use in our automotive and a limited number of our heavy truck electronic throttle controls. We anticipate we will expand using our sensors in additional truck lines, bus and off-highway electronic throttle control systems in fiscal 2003. We do not currently have any outside customers for our sensors.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

In response to the SEC's Release No. 33-8098, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies," we have identified the most critical accounting principles upon which our financial status depends. We have determined the critical principles by considering accounting policies that involve the most complex decisions or assessments. We identified the most critical accounting policies to be those related to impairment of long-lived assets, warranty and product recall, and pensions and post-retirement benefit obligations.

IMPAIRMENT OF LONG-LIVED ASSETS

We account for the impairment of long-lived assets in accordance with FASB Statement No. 144. We test for impairment when factors indicate that the asset may not be recoverable from future undiscounted cash flows and calculate the amount of impairment using discounted cash flows. Estimates of future cash flows require judgment and may change based on, among other things, the market for our products, technology advances, and customer relationships. For the three months ended December 31, 2002, there was no impairment of long-lived assets.

WARRANTY AND PRODUCT RECALL

We provide a warranty covering defects arising from products sold. We have established a warranty reserve based on historical return rates of products. In addition, the Company issued a product recall in late fiscal year 2001. We recorded a reserve for this product recall based on estimates of the number of units to be returned and the estimated costs of repair. At December 31, 2002, the product recall accrual was $279. All of the units that were in distributors' inventories have been returned and replaced. The remaining possible defective units are installed on vehicles, and will be replaced if and when they fail.

PENSIONS AND POST-RETIREMENT BENEFIT OBLIGATIONS

We account for pensions and post-retirement benefits in accordance with FASB Statement No. 87 and FASB Statement No. 106. FASB Statement No. 87 requires the Company to calculate its pension expense and liabilities using actuarial assumptions, including a discount rate assumption and a long-term asset rate return assumption. Changes in interest rates and market performance can have a significant impact on the Company's pension expense and future payments. FASB Statement No. 106 requires the Company to accrue the cost of post-retirement benefit obligations. The accruals are based on interest rates and the costs of health care. Changes in interest rates and health care costs could impact post-retirement expenses and future payments.

RESULTS OF OPERATIONS - THREE MONTHS ENDED DECEMBER 31, 2002 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2001.

The following table sets forth, for the periods indicated, selected statements of operations data expressed as a percentage of net sales.
                                                            THREE MONTHS ENDED
                                                               DECEMBER 31,
                                                            -------------------
                                                            2002         2001
                                                            -------   ---------

Net sales                                                   100.0 %     100.0 %
Cost of sales                                                75.3        76.4
                                                            -------   ---------

Gross margin                                                 24.7        23.6
Operating expenses:
   Research and development                                   6.4         8.5
   Selling                                                    2.9         2.1
   Administration                                             9.9        14.5
                                                            -------   ---------
      Total operating expenses                               19.2        25.1

Income (loss) from continuing operations                      5.5        (1.5)

Interest expense                                              1.4          8.3
Other (income) expense, net                                  (0.8)       (0.3)
                                                            -------   ---------

Income (loss) from continuing operations before income taxes  4.9        (9.5)
Income tax benefit                                            2.5           -
                                                            -------   ---------

Net income (loss) from continuing operations                  7.4 %      (9.5)%
                                                            =======   =========

NET SALES

Net sales increased $693 or 6.1% to $12,112 in the first quarter of fiscal 2003 from $11,419 in the first quarter of fiscal 2002. The increase in net sales is primarily due to an increase in sales volumes of our electronic throttle control systems to our heavy truck and transit bus customers, which is offset by lower sales volumes of our automotive electronic throttle control systems, pneumatic and air control systems and electrical components. Sales to the heavy truck and transit bus customers increased $1,505 or 15.5% for the three months ended December 31, 2002 compared to the three months ended December 31, 2001. Sales of automotive electronic throttle control systems decreased $533 or 42.1% for the three months ended December 31, 2002 compared to the three months ended December 31, 2001, primarily due to elimination of sales for the Dodge Viper program, which was completed in the fourth quarter of fiscal 2002 and a significant decrease in Ford electronic throttle control system sales, due to product change overs to new models.

GROSS MARGIN

Gross margin was $2,996, or 24.7% of net sales in the first quarter of 2003, an increase of $305 compared to the gross margin of $2,691, or 23.6% of net sales, in the comparable fiscal 2002 period.

The increase in gross margin in fiscal 2003 is driven by sales of electronic throttle control systems for heavy truck and transit bus customers, which accounted for over 93% of net sales during the three month period ended December 31, 2002. Electronic throttle control system sales for heavy trucks and transit busses showed an increase in gross margin of .5% from 30.1% of net sales during the three months ended December 31, 2002 compared to 29.6% of net sales during the comparable period of fiscal 2002. The increase in gross margin for heavy trucks and transit busses is mainly due to the reduction of cost of sales related to the settlement of warranty product recall costs as described in Note 6 of the Unaudited Notes to the Consolidated Financial Statements. The increase in gross margin for heavy trucks and transit busses is offset by an increase in negative margin for electronic throttle control systems for automotive customers. Automotive electronic throttle control system sales had negative margin for the three months ended December 31, 2002 of (48.4%) of net sales compared to (23.1%) of net sales during the comparable period of fiscal 2002. The increase in negative margin for automotive electronic throttle control systems is primarily due to manufacturing overhead costs remaining constant between periods, but increasing as a percentage of net sales. Manufacturing overhead costs were 58.7% of net sales for the three months ended December 31, 2002 compared to 30.3% for the three months ended December 31, 2001.

OPERATING EXPENSES

Operating expenses for research and development, selling and administration were $2,323 for the three months ended December 31, 2002 compared to $2,862 for the three months ended December 31, 2001, a decrease of $539 or 18.8%. Operating expenses as a percentage of net sales, were 19.2% for the first fiscal quarter of 2003, which were lower than the 25.1% for the first fiscal quarter of 2002.

Research and development expenses decreased $191 or 19.8% to $773 for the first fiscal quarter of 2003 compared to $964 for the comparable period in 2002. The largest factor in lower research and development expenses was a $141 decline in research and development spending for automotive electronic throttle control systems, which reduced overall product development activity. The Company's research and development expenditures will fluctuate based on the products under development at any given point in time.

Administration expenses for the three months ended December 31, 2002 of $1,204 were lower than the $1,656 for the same fiscal period in 2001, a reduction of $452 or 27.3%. This decrease is primarily due to significant decreases in administration expenses for both the Corporate office and the automotive electronic throttle control systems product line. Administration expenses for Corporate decreased $294 or 33.0% during the first fiscal quarter ended 2003 compared to the first fiscal quarter of 2002. This decrease is attributable to significant reductions in payroll and legal expenses due to the completion of the recapitalization transaction, which is discussed in Note 8 in the Notes to Unaudited Consolidated Financial Statements. During the three months ended December 31, 2001, the Company entered into a settlement with the Department of Labor regarding certain of its employee benefit plans. As part of this settlement, the Company recorded $170 in expenses related to the Company's ESOP Plan. The recording of this expense is part of the overall decrease of administrative expenses and at this time the Company does not expect to incur any additional expenses related to the settlement with the Department of Labor. The automotive electronic throttle control systems administration expenses decreased $156 or 38.7% during the three months ended December 31, 2002 compared to the comparable period in fiscal 2002. The significant decrease is attributable to the consolidation of our automotive operations into one facility in Sarasota, Florida.

INTEREST EXPENSE AND OTHER INCOME

Interest expense decreased $771 or 82.0% to $169 in the first quarter of fiscal 2003 from $940 in the first quarter of fiscal 2002. This reduction is the result of overall reduced interest rates and reduced debt levels resulting from the receipt of cash proceeds associated with the recapitalization transaction discussed in Note 8 of Notes to the Unaudited Consolidated Financial Statements.

Other income increased $62 to $91 for the three months ended December 31, 2002 from $29 in the first quarter of fiscal 2002. This increase is primarily due to recording a $100 gain from the release of escrow funds related to the sale of GeoFocus as described in Note 12 in the Notes to Unaudited Consolidated Financial Statements.

INCOME TAXES

The Company is in a net operating loss carry-forward position and is providing a 100% valuation allowance on all deferred tax assets due to the uncertainty regarding their realization. Federal net operating losses are subject to provisions of the Internal Revenue Code which restrict the utilization of this type of tax attribute in the event of an "ownership change" (as defined in the Internal Revenue Code Section 382). Changes in ownership resulting from the recapitalization transaction coupled with other future changes in ownership may significantly defer the utilization of net operating loss carry forwards in the future.

A tax benefit of $300 was recorded in the three months ended December 31, 2002 resulting from filing an amended federal 1998 tax return in the first quarter of fiscal quarter 2003.

DISCONTINUED OPERATIONS-AGRICULTURAL SEGMENT

As of September 30, 2001, the Company had recorded on its consolidated balance sheet $417 related to a mortgage payable on a building of the Agricultural Equipment segment. The building's carrying value was $0 at September 30, 2001. During the first quarter of fiscal 2002 the mortgage holder sold the building at auction for approximately the mortgage value and completely and fully released the Company from the mortgage. The Company recognized a gain from discontinued operations for the three month period ended December 31, 2001 of $417 related to the satisfaction of the mortgage. Since the estimated fair value of the building was equal to or greater than the debt, the gain was recorded as a gain on sale of building from discontinued operations.

NET EARNINGS AVAILABLE TO COMMON SHAREHOLDERS

Net income (loss) allocable to common shareholders increased to income of $246 for the three months ended December 31, 2002 compared to a loss of $(906) in the comparative prior year period. There were slightly lower margins and significantly higher interest expense and operating expenses for the three month period ended December 31, 2001 when compared to the same period of fiscal 2003. Excluding the gain on sale of building from discontinued operations, the net loss allocable to common shareholders for the first fiscal quarter of 2002 would have been $(1,323).

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

During fiscal 2002 the Company continued the efforts begun in 2001 with the goal of strengthening our financial condition and operating results. In fiscal 2002 we took a number of crucial steps to position the Company for improved operational and financial performance in the future, primarily through the recapitalization transaction discussed in Note 8 in the Notes to Unaudited Consolidated Financial Statements and the consolidation of the Florida facilities into one location.

During the first three months of fiscal 2003, net cash provided by operating activities was $1,293 compared with $991 in the first three months of fiscal 2002. Cash flows from operations improved significantly through net income of $895 compared to a net loss of $665 for the three months ended December 31, 2001. This increase in cash flows from higher earnings in the first fiscal quarter in 2003 is offset by a reduction in depreciation of $187 due to fewer capital assets, a reduction in amortization of $485 due to a significant decrease in bank fees and debt costs, and an overall reduction in cash generated from net changes in operating assets and liabilities. The Company generated cash of $44 from net changes in operating assets and liabilities in the quarter ended December 31, 2002, compared to a cash generation of $1,006 from net changes in operating assets and liabilities in the quarter ended December 31, 2001. This decrease in cash from net changes in operating assets and liabilities is primarily due to significant reductions in accounts payable and payments of prior year bonuses offset by increased collections on receivables, reductions in inventory and net proceeds on customer reimbursable tooling. In previous periods, we had been past due on accounts payable and with the proceeds from the recapitalization were able to bring payables to current, thus causing the significant reduction in accounts payable. See also Note 6 of the Notes to Unaudited Consolidated Financial Statements.

Cash from investing activities was a use of $306 for the three months ended December 31, 2002 and was comprised of purchases of equipment. This compared to purchases of equipment of $118 for the three months ended December 31, 2001.

Cash used in financing activities was $1,553 for the quarter ended December 31, 2002 compared to cash provided by financing activities of $196 for the quarter ended December 31, 2001. The change was primarily due to repayment of borrowings on short-term and long-term debt. Cash provided by financing activities for the three months ended December 31, 2001 also included a $193 net change in book overdraft.

At December 31, 2002, our contractual obligations consisted of bank debt of $3,296, capital leases of $192, notes payable of $196 related to settlement of lease obligations, notes payable of $330 related to financing of insurance premiums, and operating lease commitments, which at December 31, 2002 are $103 due during the remaining of fiscal year 2003, $60 due in 2004 and $60 in 2005. We do not have any material letters of credit, purchase commitments, or debt guarantees outstanding at December 31, 2002.

Due to the reduction in interest rates and reduction in the fair value of assets, cash payments to fund our pension obligation will increase significantly in fiscal 2003. However, we have $6,058 available under our revolving credit facility at December 31, 2002 plus cash at December 31, 2002 of $263, and we believe this availability along with cash provided by operations will be adequate to meet our cash needs in fiscal 2003.

Included in the accompanying consolidated balance sheet is approximately $1,649 of old accounts payable related to closed insolvent subsidiaries of the Company. Management does not believe they will ultimately have to pay the full amount of these payables.

RECENT FASB PRONOUNCEMENTS

In June and August 2001, the FASB issued SFAS No.'s 143 and 144, "Accounting for Asset Retirement Obligations" and "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. We also record a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. SFAS No. 144 amends SFAS No. 121 but retains many of its fundamental provisions and provides a single accounting model for long-lived assets to be disposed of. SFAS No. 144 also changes the criteria for classifying an asset as held-for-sale and broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations and changes the timing of recognizing losses on such operations. These statements are effective for our fiscal year ended 2003. The adoption of SFAS No. 143 and No. 144 did not have an impact on our financial position or results of operations.

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

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment to SFAS No. 123." This statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company will adopt the disclosure provisions of this statement in the second quarter for fiscal 2003.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has approximately $3,300 in short and long-term debt, held by its bank, with interest rates that change in accordance with the terms of the relevant debt instruments. As a result, the Company may be exposed to risks associated with future interest rate changes on its debt. The Company does not believe that a hypothetical 10 percent change in end of period interest rates would have a material effect on the Company's cash flow.

ITEM 4.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in Rule 13a-14(c) and Rule 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Act")) as of a date (the "Evaluation Date") within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were effective and designed to reasonably ensure that
(a) material information relating to the Company and the Company's consolidated subsidiaries is accumulated and communicated to them, and (b) information required to be disclosed by the Company in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the required time periods.

CHANGES IN INTERNAL CONTROLS

There have not been any significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the Evaluation Date, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

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

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                     3.1 Certificate of Incorporation of the Registrant as amended. (INCORPORATED BY REFERENCE TO EXHIBIT 3.1 TO THE REGISTRANT'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1995).

                     3.2 Certificate to Provide for the Designation, Preferences, Rights, Qualifications, Limitations or Restrictions Thereof, of the Series A Preferred Stock, 7 1/2% Redeemable Convertible Series (INCORPORATED BY REFERENCE TO EXHIBIT 3.1 TO THE REGISTRANT'S QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1998).

                     3.3 Certificate to Provide for the Designation, Preferences, Rights, Qualifications, Limitations or Restrictions Thereof, of the Series A-1 Preferred Stock, Non-Redeemable Convertible Series. (INCORPORATED BY REFERENCE TO EXHIBIT 3.3 TO THE REGISTRANT'S QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2002).

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

                     3.6 Restated By-Laws of the Registrant as amended July 1, 2002. (INCORPORATED BY REFERENCE TO EXHIBIT 3.6 TO THE REGISTRANT'S QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2002).

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

                     4.4 Series A-1 Preferred Registration Rights Agreement, dated as of July 15, 2002, by and among the Company and the holders of Series A-1 Preferred Stock. (INCORPORATED BY REFERENCE TO EXHIBIT 4.5 TO THE REGISTRANT'S QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2002).

                     4.5 Form of Amended and Restated Subordinated Debenture Due July 1, 2004 (INCORPORATED BY REFERENCE TO EXHIBIT (D)(XII) TO THE SCHEDULE TO-I/A FILED ON JULY 5, 2002).

                     4.6   Form of warrant (INCORPORATED BY REFERENCE TO EXHIBIT
                           (D)(III) TO THE SCHEDULE TO-I/A FILED ON JUNE 11,
                           2002).

                     99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for R. Eugene Goodson.

                     99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Dennis E. Bunday.

         (b) Reports on Form 8-K

                  A Current Report on Form 8-K was filed on October 3, 2002 reporting under Item 5 - Other Events, the initiation of a strike by certain of the Company's union employees.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              WILLIAMS CONTROLS, INC.


Date:  February 14, 2003                      /s/ R. EUGENE GOODSON
                                              --------------------------------
                                              R. Eugene Goodson
                                              CHAIRMAN OF THE BOARD, PRESIDENT
                                              AND CHIEF EXECUTIVE OFFICER


                                              /s/ DENNIS E. BUNDAY
                                              --------------------------------
                                              Dennis E. Bunday
                                              CHIEF FINANCIAL OFFICER

                            CERTIFICATION PURSUANT TO
                SECTION 302(A) OF THE SARBANES-OXLEY ACT OF 2002

I, R. Eugene Goodson, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Williams Control, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  February 14, 2003                           /s/ R. EUGENE GOODSON
                                                   ---------------------
                                                   R. Eugene Goodson
                                                   Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                SECTION 302(A) OF THE SARBANES-OXLEY ACT OF 2002

I, Dennis E. Bunday, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Williams Control, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  February 14, 2003                           /s/ DENNIS E. BUNDAY
                                                   --------------------
                                                   Dennis E. Bunday
                                                   Chief Financial Officer

                                                                    EXHIBIT 99.1


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Williams Controls, Inc (the "Company") on Form 10-Q for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, R. Eugene Goodson, Chairman of the Board and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.





/s/ R. EUGENE GOODSON
R. Eugene Goodson
Chief Executive Officer
Williams Controls, Inc
February 14, 2003

                                                                    EXHIBIT 99.2


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Williams Controls, Inc (the "Company") on Form 10-Q for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Dennis
E. Bunday, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.





/s/ DENNIS E. BUNDAY
Dennis E. Bunday
Chief Financial Officer
Williams Controls, Inc
February 14, 2003