Form 10-Q
period 2003-03-31
WILLIAMS CONTROLS INC
filed 2003-05-13
CIK 854860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2003

Commission file number 0-18083

Williams Controls, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	84-1099587 (I.R.S. Employer Identification No.)

14100 SW 72nd Avenue, Portland, Oregon (Address of principal executive office)	97224 (zip code)

(503) 684-8600
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

Yes [   ] No [X]

        The number of shares outstanding of the registrant’s common stock at April 30, 2003: 20,125,492

Williams Controls, Inc.
March 31, 2003
Table of Contents

Part I

Item 1. Financial Statements

Williams Controls, Inc.
Consolidated Balance Sheets
(Dollars in thousands, except share and per share information)
(Unaudited)

ASSETS	March 31, 2003	September 30, 2002
Current Assets:
Cash and cash equivalents	$ 159	$ 829
Trade and other accounts receivable, less allowance of $291 and $334 at March 31, 2003 and September 30 2002, respectively	8,227	8,764
Inventories, net	5,123	4,940
Prepaid expenses and other current assets	716	624
Total current assets	14,225	15,157
Property, plant, and equipment, net	10,336	10,530
Other assets, net	355	635
Total assets	$ 24,916	$ 26,322
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$ 4,111	$ 5,326
Accrued expenses	6,329	6,856
Current portion of long-term debt and capital leases	2,483	4,084
Total current liabilities	12,923	16,266
Long-term debt and capital lease obligations	1,122	1,483
Employee benefit obligations	7,217	6,293
Subordinated debt	1,989	2,139
Mandatory redeemable Convertible Series B Preferred Stock, net (150,000 issued and outstanding at March 31, 2003 and September 30, 2002)	14,294	13,109
Commitments and contingencies
Shareholders' Deficit: Preferred stock ($.01 par value, 50,000,000 authorized) Series A-1 (77,550 issued and outstanding at March 31, 2003 and September 30, 2002)	1	1
Series A (650 issued and outstanding at March 31, 2003 and September 30, 2002)	--	--
Common stock ($.01 par value, 50,000,000 authorized; 20,125,492 and 19,928,522 issued and outstanding at March 31, 2003 and September 30, 2002)	201	199
Additional paid-in capital	23,687	23,559
Accumulated deficit	(32,116)	(32,325)
Treasury stock (130,200 shares at March 31, 2003 and September 30, 2002)	(377)	(377)
Other comprehensive loss - Pension liability adjustment	(4,025)	(4,025)
Total shareholders' deficit	(12,629)	(12,968)
Total liabilities and shareholders' deficit	$ 24,916	$ 26,322

See accompanying notes to Unaudited Consolidated Financial Statements.

Williams Controls, Inc.
Consolidated Statements of Operations
(Dollars in thousands, except share and per share information)
(unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2003	2002	2003	2002
Net sales	$ 13,173	$ 12,848	$ 25,285	$ 24,267
Cost of sales	10,916	9,358	20,032	18,086
Gross margin	2,257	3,490	5,253	6,181
Operating expenses (income):
Research and development	978	695	1,751	1,659
Selling	361	360	707	602
Administration	1,277	1,636	2,481	3,292
Gain on settlement with customer	(951)	--	(951)	--
Loss on impairment of investment - Ajay	--	3,565	--	3,565
Total operating expenses	1,665	6,256	3,988	9,118
Income (loss) from continuing operations	592	(2,766)	1,265	(2,937)
Other (income) expenses:
Interest income	(21)	--	(21)	--
Interest expense	158	632	327	1,572
Other income, net	(50)	(15)	(141)	(44)
Total other (income) expenses	87	617	165	1,528
Income (loss) from continuing operations before income taxes	505	(3,383)	1,100	(4,465)
Income tax benefit	--	--	300	--
Net income (loss) from continuing operations	505	(3,383)	1,400	(4,465)
Discontinued operations:
Gain from settlement of obligations	120	--	120	417
Net income (loss)	625	(3,383)	1,520	(4,048)
Preferred dividends and accretion of Series B Preferred Stock	(662)	(293)	(1,311)	(534)
Net income (loss) allocable to common shareholders	$ (37)	$ (3,676)	$ 209	$ (4,582)
Income (loss) per common share from continuing operations - basic	$ (0.01)	$ (0.18)	$ 0.00	$ (0.25)
Income per common share from discontinued operations - basic	0.01	--	0.01	0.02
Net income (loss) per common share - basic	$ 0.00	$ (0.18)	$ 0.01	$ (0.23)
Weighted average shares used in per share calculation - basic	20,125,492	19,928,522	20,091,942	19,926,935
Income (loss) per common share from continuing operations - diluted	$ (0.01)	$ (0.18)	$ 0.00	$ (0.25)
Income per common share from discontinued operations - diluted	0.01	--	0.01	0.02
Net income (loss) per common share - diluted	$ 0.00	$ (0.18)	$ 0.01	$ (0.23)
Weighted average shares used in per share calculation - diluted	20,125,492	19,928,522	33,914,669	19,926,935

See accompanying notes to Unaudited Consolidated Financial Statements.

Williams Controls, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Six Months Ended March 31,
	2003	2002
Cash flows from operating activities:
Net income (loss)	$ 1,520	$(4,048)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain from discontinued operations	(120)	(417)
(Gain) loss from sale of fixed assets	78	(45)
Depreciation	818	893
Amortization	17	738
Loss from impairment of investment - Ajay	--	3,565
Gain on settlement with customer	(151)	--
Gain from settlement of liabilities	(275)	--
Changes in operating assets and liabilities
Receivables, net	721	(483)
Inventories	(183)	551
Accounts payable and accrued expenses	(1,173)	(851)
Other	1,095	88
Net cash provided by (used in) operating activities	2,347	(9)
Cash flows from investing activities:
Purchases of property, plant and equipment	(798)	(445)
Proceeds from sale of fixed assets	7	45
Proceeds from collection on note receivable	5	--
Net cash used in investing activities	(786)	(400)
Cash flows from financing activities:
Net (payments) borrowings of debt and lease obligations	(1,962)	640
Net change in book overdraft	--	(193)
Repayment of subordinated debt	(150)	--
Financing costs related to recapitalization	(119)	--
Net cash (used in) provided by financing activities	(2,231)	447
Net increase (decrease) in cash and cash equivalents	(670)	38
Cash and cash equivalents at beginning of period	829	--
Cash and cash equivalents at end of period	$ 159	$ 38
Supplemental disclosure of cash flow information:
Interest paid	$ 304	$ 324
Income taxes paid (refund)	$ (300)	$ --
Supplemental disclosure of non-cash investing and financing activities:
Preferred dividends accrued but not paid and Series B accretion	$ 1,311	$ 534
Issuance of common stock for services previously accrued	$ 130	$ --
Issuance of notes receivable for sale of property	$ 89	$ --
Debt modification fee accrued, not paid	$ --	$ 225
Accrued fees/interest converted to debt	$ --	$ 397

See accompanying notes to Unaudited Consolidated Financial Statements.

Williams Controls, Inc.
Notes to Consolidated Financial Statements
Three and Six Months ended March 31, 2003 and 2002
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Cautionary Statement: This report, including these Notes to Unaudited Consolidated Financial Statements, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, those statements relating to development of new products, the financial condition of the Company, the ability to increase distribution of the Company’s products, integration of businesses the Company acquires, and disposition of any current business of the Company. These forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is anticipated or forecasted in these forward-looking statements due to numerous factors, including, but not limited to, the ability of the Company to generate or obtain sufficient working capital to continue its operations, changes in demand for the Company’s products, the timing of customer orders and deliveries, and the impact of competitive products and pricing. In addition, such statements could be affected by general industry and market conditions and growth rates, and general domestic and international economic conditions.

Note 1. Organization

Williams Controls, Inc., including its wholly-owned subsidiaries, Williams Controls Industries, Inc. (“Williams”); Aptek Williams, Inc. (“Aptek”); Premier Plastic Technologies, Inc. (“PPT”); ProActive Acquisition Corporation (“ProActive”); WMCO-Geo, Inc. (“GeoFocus”); NESC Williams, Inc. (“NESC”); Williams Technologies, Inc. (“Technologies”); Williams World Trade, Inc. (“WWT”); Kenco/Williams, Inc. (“Kenco”); Techwood Williams, Inc. (“TWI”); Agrotec Williams, Inc. (“Agrotec”) and its 80% owned subsidiaries Hardee Williams, Inc. (“Hardee”) and Waccamaw Wheel Williams, Inc. (“Waccamaw”) are hereinafter referred to as the “Company,” “we,” “our,” or “us.”

Note 2. Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared by the Company and, in the opinion of management, reflect only normal recurring adjustments, except as otherwise disclosed in the Notes to Unaudited Consolidated Financial Statements, which are necessary to present fairly the Company’s financial position as of March 31, 2003 and the results of operations and cash flows for the three and six months ended March 31, 2003 and 2002. The results of operations for the three and six months ended March 31, 2003 are not necessarily indicative of the results to be expected for the entire fiscal year.

Certain information and footnote disclosures made in the last Annual Report on Form 10-K have been condensed or omitted for the interim consolidated statements. Certain costs are estimated for the full year and allocated to interim periods based on activity associated with the interim period. Accordingly, such costs are subject to year-end adjustment. It is the Company’s opinion that, when the interim consolidated statements are read in conjunction with the September 30, 2002 annual report on Form 10-K, the disclosures are adequate to make the information presented not misleading. The interim consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported periods. On an ongoing basis, the Company evaluates its estimates, including those related to its allowance for doubtful accounts, impairment of long-lived assets, warranties, pensions and post-retirement benefit obligations, income taxes, and commitments and contingencies. Actual results could differ from these estimates and assumptions.

Certain reclassifications of amounts reported in the prior period financial statements have been made to conform to classifications used in the current period financial statements.

Note 3. Accounting for stock based compensation

The Company has elected to account for its stock-based compensation plans using the intrinsic value-based method under Accounting Principles Board Opinion No. 25 (APB 25). Based on the provisions of Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” and SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company has computed, for pro forma disclosure purposes, net income (loss) and net income (loss) per share as if the fair value based method of accounting had been adopted.

For the three and six months ended March 31, 2003 and 2002, there were no stock option grants. Since no options were granted in the periods presented, the pro forma effect of compensation expense shown below is based on recognizing the fair value of stock options issued after December 31, 1994 and in periods prior to these shown over their average vesting period. If the Company had accounted for its stock-based compensation plans using the fair value-based method in accordance with SFAS No. 123, the Company’s net income (loss) and net income (loss) per share would approximate the pro forma disclosures below:

	Three Months Ended March 31,		Six Months Ended March 31,
	2003	2002	2003	2002
Net income (loss) allocable to common shareholders as reported	$ (37)	$ (3,676)	$ 209	$ (4,582)
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(31)	(87)	(68)	(187)
Pro forma net income (loss)	$ (68)	$ (3,763)	$ 141	$ (4,769)
Earnings per share: Basic - as reported	$ 0.00	$ (0.18)	$ 0.01	$ (0.23)
Basic - pro forma	$ 0.00	$ (0.19)	$ 0.01	$ (0.24)
Diluted - as reported	$ 0.00	$ (0.18)	$ 0.01	$ (0.23)
Diluted - pro forma	$ 0.00	$ (0.19)	$ 0.00	$ (0.24)

Note 4. Comprehensive Income (Loss)

SFAS No. 130, “Reporting Comprehensive Income,” requires companies to report a measure of all changes in equity except those resulting from investments by owners and distributions to owners. Total comprehensive income (loss) for the three months ended March 31, 2003 and 2002 was $625 and ($3,383), respectively, and for the six months ended March 31, 2003 and 2002 was $1,520 and ($4,048) respectively, and consisted solely of net income (loss). As of March 31, 2003, accumulated other comprehensive loss was ($4,025) and consisted of accumulated benefit obligations in excess of the plan assets for both the Hourly Employees Pension plan and the Salaried Employees Pension Plan.

Note 5. Income (Loss) Per Share

Basic earnings per share (“EPS”) and diluted EPS are computed using the methods prescribed by SFAS No. 128, “Earnings Per Share”. Basic EPS is based on the weighted-average number of common shares outstanding during the period. Diluted EPS is based on the weighted-average number of common shares outstanding and the dilutive impact of common equivalent shares outstanding.

Following is a reconciliation of basic EPS and diluted EPS from continuing operations:

	Three Months Ended March 31, 2003			Three Months Ended March 31, 2002
	Income	Shares	Per Share Amount	Loss	Shares	Per Share Amount
Net income (loss) from continuing operations	$ 505			$ (3,383)
Less - Preferred dividends and accretion of Series B preferred stock	(662)			(293)
Basic EPS - Loss allocable to common shareholders from continuing operations	$ (157)	20,125,492	$ (0.01)	$ (3,676)	19,928,522	(0.18)
Effect of dilutive securities - Stock options and warrants	--	--		--	--
Preferred Stock - Series A	--	--		--	--
Preferred Stock - Series A-1	--	--		--	--
Preferred Stock - Series B	--	--		--	--
Diluted EPS - Loss allocable to common shareholders from continuing operations	$ (157)	20,125,492	$ (0.01)	$ (3,676)	19,928,522	(0.18)
	Six Months Ended March 31, 2003			Six Months Ended March 31, 2002
	Income	Shares	Per Share Amount	Loss	Shares	Per Share Amount
Net income (loss) from continuing operations	$ 1,400			$ (4,465)
Less - Preferred dividends and accretion for Series B preferred stock	(1,311)			(534)
Basic EPS - Income (loss) allocable to common shareholders from continuing operations	$ 89	20,091,942	$ 0.00	$ (4,999)	19,926,935	$ (0.25)
Effect of dilutive securities - Stock options and warrants	--	--		--	--
Preferred Stock - Series A	--	--		--	--
Preferred Stock - Series A-1	--	13,822,727		--	--
Preferred Stock - Series B	--	--		--	--
Diluted EPS - Income (loss) allocable to common shareholders from continuing operations	$ 89	33,914,669	$ 0.00	$ (4,999)	19,926,935	$ (0.25)

For the three months ended March 31, 2003, the Company had options, warrants, convertible preferred stock – Series A and convertible preferred stock – Series B covering 40,953,635 shares that were not considered in the EPS calculation compared to 27,130,908 shares for the six months ended March 31, 2003 that were not considered in the dilutive EPS calculation since they would have been antidilutive. For both the three and six months ended March 31, 2002, the Company had options, warrants, convertible preferred stock – Series A, and convertible subordinated debt covering 12,520,873 shares not considered in the dilutive EPS calculation since they would have been antidilutive.

Note 6. Inventories

Inventories consist of the following:

	March 31, 2003	September 30, 2002
Raw materials	$ 3,543	$ 3,294
Work in process	595	574
Finished goods	985	1,072
	$ 5,123	$ 4,940

Note 7. Investment in and Receivables from Affiliate

Previously, the Company had notes and accounts receivable from Ajay Sports, Inc. (“Ajay”) with a carrying value of $3,565, including a $500 note receivable, which was reflected as a reduction in the Company’s shareholders’ equity. The Company’s former chief executive officer and former Chairman of the Board, Thomas W. Itin, is an officer and shareholder of Ajay. The investment in and certain loans of the Company to Ajay were guaranteed by Thomas W. Itin.

The Company evaluated the realizability of its investment in and receivables from Ajay and based on the Company’s collection efforts determined the investment in and receivables from Ajay were impaired; accordingly, an impairment loss for the entire carrying value of $3,565 was recorded in the second quarter of fiscal 2002. Additionally, the Company evaluated the collectability of the guarantees of Mr. Itin, including the cost of collections and concluded that these guarantees were worthless.

In November 2002, the Company settled all claims related to Ajay and Mr. Itin, including previously filed suits in the Circuit Court for Oakland County, Michigan and the Multnomah Circuit Court for the State of Oregon. As part of the settlement, the Company retained a $2,500 interest in the notes receivable owed to the Company by Ajay; however, no amounts have been recorded on the financial statements for these interests. Additionally, as part of the settlement, although the Company believed the guarantees of Mr. Itin were enforceable, based on the Company’s evaluation of the ultimate collectability of the guarantees, including the cost of collections, Mr. Itin was relieved of his guaranty obligation.

Note 8. Financing Arrangements – Recapitalization

On July 1, 2002 the Company completed the previously announced recapitalization transaction with American Industrial Partners (“AIP”) whereby an affiliate of AIP invested $13,000, less fees and expenses, into the Company by acquiring 130,000 shares of the Company’s newly authorized Series B Preferred Stock, 15% Redeemable Convertible Series (Series B Preferred). As a result of the transaction, AIP is entitled to and has elected a majority of the members of the Company’s Board of Directors. Along with the investment by AIP, an investor group that held $2,000 of the Company’s 12% secured Subordinated Debentures exchanged those securities for $2,000 of Series B Preferred. As additional elements of the recapitalization transaction, the Company (i) entered into a new five-year revolving and term loan agreement with its existing primary lender, Wells Fargo Credit, Inc. (“Wells”); (ii) repaid from the cash proceeds of sale of Series B Preferred the remaining $3,000 face amount of 12% secured subordinated debentures, after giving consideration to the $2,000 of debentures converted to Series B Preferred; (iii) eliminated the conversion feature, increased the interest rate to 12.0% (further increasing to 15.0% in July 2003) and extended the maturity to July 1, 2004 of approximately $2,139 face amount of convertible subordinated debentures; (iv) exchanged approximately $7,755 in Series A Preferred Stock, 7 1/2% Convertible Redeemable Series, (Series A Preferred) shares for Series A-1 Preferred Stock, Non-Redeemable Convertible Series, (Series A-1 Preferred); (v) cancelled in the fourth quarter of fiscal 2002 accrued but unpaid dividends of $1,413 on Series A preferred exchanged for Series A-1 Preferred which were outstanding as of July 14, 2002 and (vi) accrued in the fourth quarter of 2002 a one-time dividend on the new Series A-1 Preferred in an amount equal to the dividends canceled as a result of the exchange of the Series A Preferred. The remaining cash proceeds from the recapitalization are being used for working capital purposes, including the payment of certain past due accounts payable.

The Series B Preferred is convertible into shares of common stock at $.85 per share. The shares of Series A-1 Preferred are convertible into shares of common stock at $.66. Both conversion prices are subject to customary anti-dilution adjustment. The Series B and Series A-1 conversion price may also be adjusted based on certain future transactions. Series B Preferred is mandatorily redeemable on July 1, 2009 or following a change of control of the Company. Dividends on Series B Preferred are payable in cash when and if declared by the Company’s Board of Directors. Accrued dividends can be converted by the holders into the Company’s common stock at the then current conversion rate. The Series B Preferred has been recorded net of expenses and is being accreted to its redemption value of $15,000 over seven years. Dividends accrued on the Series B Preferred are included in the carrying value of the Series B Preferred stock. In the second quarter of 2003, the Company recognized additional expense of $119 related to the issuance of the Series B Preferred, which was netted against the carrying value of the Series B Preferred.

Note 9. Settlement of accounts payable and customer contingencies

During fiscal 2001, the Company had a product recall related to weld failures on certain electronic throttle control systems. In November 2002, the Company reached a $163 total release and settlement of its accounts payable balance to one of its vendors to recover certain previously incurred costs of the recall. The settlement was recorded as a reduction of cost of sales during the first quarter ended December 31, 2002 and is included in the accompanying statement of operations for the six months ended March 31, 2003.

In January 2003, the Company reached a settlement with a prior customer on a cancelled supply contract from 1999. Under the terms of the settlement, the Company would receive $900, of which $800 was received in January with the remainder due in May 2003. Also included in this settlement was the waiver of an accounts payable obligation with a certain vendor. The amount recorded on the books for this obligation was $51. Based on this obligation being waived, this amount is included in the overall gain recognized from this settlement. The gain of $951 is reflected as “Gain from settlement with customer” within operating expenses of the consolidated statements of operations for the three and six months ended March 31, 2003.

Note 10. Debt

As part of the recapitalization transaction on July 1, 2002, the Company entered into a new five-year credit facility with Wells, which replaced the Company’s prior loan Facility with Wells. On July 1, 2002, the Company’s existing term loan balances of $2,175 and the existing revolving credit balance of $5,692 from the prior loan agreement with Wells were converted to the new credit terms. The new loan facility with Wells provides for $12,200 in revolving and term loans. Interest rates under the new agreement are currently Well’s prime rate plus 2.00% for the revolving debt and Well’s prime rate plus 2.25% for the term loans. Fees under the loan agreement include an unused revolver fee of .25% on the unused portion, a term loan prepayment fee of 2% in the first year and 1% thereafter, and a revolving loan termination fee of $200 in year 1 and $100 thereafter. The revolver and term loan A mature on July 1, 2007 and term loan B matures on July 1, 2004. The loans are secured by essentially all of the assets of the Company. The Company had available under its revolving credit facility $6,040 and $4,400 at March 31, 2003 and September 30, 2002, respectively.

The Company's long-term debt consists of the following:

	March 31, 2003	September 30, 2002
Bank revolving credit facility due July 1, 2007, bearing interest at a variable rate, (6.25% at March 31, 2003) included in current liabilities	$1,459	$2,981
Bank Term Loan A due July 1, 2007, balance bearing interest at a variable rate, (6.50% at March 31, 2003) payable in monthly installments of $23	1,190	1,330
Bank Term Loan B due July 1, 2004, balance bearing interest at a variable rate, (6.50% at March 31, 2003) payable in monthly installments of $33	500	700
Note Payable - terminated lease - Mitsubishi due August 1, 2003, balance bearing interest at 8.5% per annum payable in monthly installments of $14	56	137

Note Payable - terminated lease - Wells Fargo leasing, balance bearing interest at 10.0% per annum payable in monthly installments of $15, due in full March 1, 2003	--	155
Note Payable - Imperial Premium Finance, balance Bearing interest at 5.75% per annum payable in monthly Installments of $56, due in full July 1, 2003	166	--
Capital Leases	234	264
	3,605	5,567
Less current portion	2,483	4,084
	$1,122	$1,483

Note 11. Product Warranties

In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements in this interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002.

The Company establishes a product warranty reserve based on a percentage of product sales. The established reserve is based on historical return rates of products and is included in accrued expenses on the accompanying consolidated balance sheet. Following is a reconciliation of the changes in the Company’s warranty reserve for the three and six months ended March 31, 2003 as required by FIN 45.

Balance as of September 30, 2002	Payments	Additional Accruals	Accrual Adjustment	Balance as of December 31, 2002
$ 1,293	(186)	156	-	$ 1,263

Balance as of December 31, 2002	Payments	Additional Accruals	Accrual Adjustments	Balance as of March 31, 2003
$ 1,263	(211)	1,147	(181)	$ 2,018

Included in the warranty reserve is an accrual for a product recall of $75 and $283 at March 31, 2003 and September 30, 2002, respectively. The $181 accrual adjustment recorded in the second quarter of 2003 relates to a reduction of the product recall accrual based on the Company’s assessment of its remaining obligation for this recall.

In January 2003, the Company was notified of higher than normal warranty claims on one of its electronic throttle control systems by one customer. Management is currently working with its customer to repair the defective part. Management estimates that the total potential units involved is no more than 30,000 and in the second quarter of fiscal 2003 recorded an accrual of $985 for the estimated cost of the repairs. All units that were in the customer’s inventory have been returned or replaced. The remaining possible defective parts are installed on vehicles and vehicle owners will be notified that the parts should be replaced.

Note 12. Gain from Discontinued Operations

In October 2001, the Company exchanged a building of its previously discontinued Agricultural Equipment segment with a carrying value of $0 in satisfaction of mortgage debt of $417. The resulting gain has been recorded in discontinued operations for the six months ended March 31, 2002 on the accompanying statement of operations and reflected as a gain on sale of buildings, since the fair value of the building was estimated to equal or exceed the carrying value of the debt.

During the second quarter of fiscal 2003, the Company settled a lease obligation of its previously discontinued Kenco Williams business. A gain of $120 resulted from this settlement, which has been recorded in discontinued operations for the three and six months ended March 31, 2003 on the accompanying statement of operations.

Note 13. Segment Information

The Company accounts for its segments in accordance with SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information”. The Company operates in two business segments: (1) vehicle components and (2) electrical components. As a result of terminating and selling certain product lines, the Company has no significant current operations in the electrical components segment. Accordingly, the operations for the three and six months ended March 31, 2003 are presented as one segment. In the prior period the electrical components segment met certain quantitative thresholds for disclosure pursuant to SFAS No. 131, therefore financial information for the electrical components segment is shown for the three and six months ended March 31, 2002.

	Three Months Ended March 31, 2002	Six Months Ended March 31, 2002
Net sales by classes of similar products
Vehicle components	$ 12,696	23,992
Electrical components	152	275
	$ 12,848	24,267
Income (loss) from continuing operations
Vehicle components	1,153	1,471
Electrical components	(354)	(843)
Loss on impairment of investment - Ajay Sports	(3,565)	(3,565)
	$(2,766)	$(2,937)
Identifiable assets
Vehicle components		$ 23,370
Electrical components		2,470
Corporate		131
Total assets - continuing operations		$ 25,971
Capital expenditures
Vehicle components	$ 327	$ 445
Electrical components	--	--
Total capital expenditures	$ 327	$ 445
Depreciation and amortization
Vehicle components	$ 524	$ 1,526
Electrical components	40	105
Total depreciation and amortization	$ 564	$ 1,631

In December 2002, the Company recorded a $100 gain from the release of escrow funds related to the sale of GeoFocus, the Company’s previously owned global positioning system business and part of the electrical components segment. The gain has been recorded in other (income) expense on the accompanying statement of operations for the six months ended March 31, 2003.

Note 14. Labor issues

The Company’s employees engaged in the manufacturing of vehicle components in the Portland, Oregon facility are represented by the International Union, United Automobile Workers of America and Amalgamated Local 492. The five-year contract with the union expired on August 31, 2002 and on September 9, 2002 the union employees engaged in a strike action, which continues as of the date of this filing. The Company has continued to negotiate with the union during the strike; however no agreement on a contract has been reached. The Company continues to operate the Portland facility with permanent replacement workers. No significant disruptions of deliveries to customers have occurred during the strike.

In September and October 2002 the union made various unfair labor practice claims against the Company. To conclude these claims, the National Relations Regional Director directed the Company to post for 60 days a notice to employees pledging no future violation of the claims with no admission of unfair practices in the past. Management does not expect that the Company will incur any financial liability as a result of this settlement. Additionally, during the six months ended March 31, 2003, the union filed several additional unfair labor practice claims. The Company has vigorously defended all such claims as we believe that they are without merit and will continue to do so.

Based upon current information, the Company recorded a reduction to cost of sales of $112 during the three months ended March 31, 2003, related to obligations for certain union employee costs recorded primarily over the first three months of fiscal 2003.

Subsequent to March 31, 2003, the union submitted to the Company an unconditional offer to return to work and filed an additional unfair labor practice charge alleging the Company must reinstate all the striking workers. The Company notified the union that currently all positions are filled with permanent replacements. The Company will vigorously defend the latest claim as it believes that it is also without merit.

Note 15. Employee Benefit Plans

The Company’s benefit plans were audited by the Department of Labor (DOL) during fiscal 2001. The Company accrued $170 in the first quarter of fiscal 2002 as an estimate of additional liability to participants of the Company’s Employee Stock Ownership Plan (“ESOP”). During the fourth quarter of fiscal 2002, the Company made payments totaling $125 into the Company’s ESOP fund at the suggestions of the DOL, and now regards itself in full compliance with DOL regulations.

In January 2003, the Company froze the benefits under its Retirement Income Plan. The initial estimate of the curtailment loss associated with freezing this plan was insignificant.

Note 16. Employment Agreements

In January 2003, the Company entered into employment agreements with its three executive vice presidents. Each contract is for a term of four years beginning October 1, 2002 and specifies an initial base salary per year, plus bonus based on parameters established by the board of directors. The agreements also provide for a one-year severance payment under certain circumstances in the event the Company terminates the agreements prior to the end of the contract period.

Williams Controls, Inc.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in thousands, except per share amounts)

Overview

We have a significant portion of the United States market for electronic throttle controls systems for heavy trucks and busses and a minor portion of the international markets for the same products. We sell the majority of these products directly to large original equipment manufacturers such as Freightliner, Volvo, Navistar and Paccar. We also sell our products through a network of independent distributors who sell to smaller original equipment manufacturers and to truck and bus owners as replacement parts. We also manufacture pneumatic and air control systems for the diesel heavy truck, transit bus and off-highway vehicles market. Many of the customers for these products are the same customers as for our diesel heavy truck and transit bus electronic throttle control systems.

The demand for electronic throttle control systems is expanding into smaller trucks, diesel-powered pick-up trucks, automobiles and off-highway vehicles as the major automotive manufacturers and off-highway vehicle producers are beginning to convert gasoline-powered vehicles to electronic throttle control systems. Demand for electronic throttle controls will depend, in part, on how quickly these manufacturers proceed with the ongoing engine modifications needed to use such systems. We have supplied a limited number to Ford Motor Company and General Motors and, through existing contracts, anticipate we will increase the number of such systems sold to Ford Motor Company and General Motors throughout fiscal 2003.

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

Impairment of Long-Lived Assets

We account for the impairment of long-lived assets in accordance with FASB Statement No. 144. We test for impairment when factors indicate that the asset may not be recoverable from future undiscounted cash flows and calculate the amount of impairment using discounted cash flows. Estimates of future cash flows require judgment and may change based on, among other things, the market for our products, technology advances, and customer relationships. For the three and six months ended March 31, 2003, there was no impairment of long-lived assets.

Warranty and Product Recall

We provide a warranty covering defects arising from products sold. We have established a warranty reserve based on historical return rates of products. In addition, the Company issued a product recall in late fiscal year 2001. We recorded a reserve for this product recall based on estimates of the number of units to be returned and the estimated costs of repair. At March 31, 2003, the product recall accrual was $75. All of the units that were in distributors’ inventories have been returned and replaced. The remaining possible defective units are installed on vehicles, and will be replaced if and when they fail.

In January 2003, the Company was notified of higher than normal warranty claims on one of its electronic throttle control systems by one customer. Management is currently working with this customer to repair the defective part. Management estimates that the total potential units involved is no more that 30,000 and in the second quarter of fiscal 2003 recorded an accrual of $985 for the estimated cost of the repairs. All units that were in the customer’s inventory have been returned or replaced. The remaining possible defective parts are installed on vehicles and vehicle owners will be notified that the parts should be replaced.

The provisions for warranty requires the use of estimates about the future rates of returns and costs and such estimates are subject to change, which could be material.

Pensions and Post-retirement Benefit Obligations

We account for pensions and post-retirement benefits in accordance with FASB Statement No. 87 and FASB Statement No. 106. FASB Statement No. 87 requires the Company to calculate its pension expense and liabilities using actuarial assumptions, including a discount rate assumption and a long-term asset rate return assumption. Changes in interest rates and market performance can have a significant impact on the Company’s pension expense and future payments. FASB Statement No. 106 requires the Company to accrue the cost of post-retirement benefit obligations. The accruals are based on interest rates and the costs of health care. Changes in interest rates and health care costs could impact post-retirement expenses and future payments.

Results of Operations – Three months ended March 31, 2003 compared to the three months ended March 31, 2002.

The following table sets forth, for the periods indicated, selected statements of operations data expressed as a percentage of net sales.

	Three Months Ended March 31,
	2003	2002
Net sales	100.0%	100.0%
Cost of sales	82.9	72.8
Gross margin	17.1	27.2
Operating expenses (income):
Research and development	7.4	5.4
Selling	2.7	2.8
Administration	9.7	12.7
Loss on impairment of investment - Ajay	--	27.8
Gain on settlement with customer	(7.2)	--
Total operating expenses	12.6	48.7
Income (loss) from continuing operations	4.5	(21.5)
Interest income	(0.1)	--
Interest expense	1.2	4.9
Other income, net	(0.4)	(0.1)
Income (loss) from continuing operations before income taxes	3.8	(26.3)
Income tax benefit	--	--
Net income (loss) from continuing operations	3.8%	(26.3)%

Net Sales

Net sales increased $325 or 2.5% to $13,173 in the second quarter of fiscal 2003 from $12,848 in the second quarter of fiscal 2002. The increase in net sales is primarily due to an increase in sales volumes of our electronic throttle control systems to our heavy truck and transit bus customers, which is offset by lower sales volumes of our automotive electronic throttle control systems, pneumatic and air control systems and electrical components. Sales to the heavy truck and transit bus customers increased $783 or 7.1% for the three months ended March 31, 2003 compared to the three months ended March 31, 2002. Sales of automotive electronic throttle control systems decreased $450 or 26.7% for the three months ended March 31, 2003 compared to the three months ended March 31, 2002, primarily due to elimination of sales for the Dodge Viper program, which was completed in the fourth quarter of fiscal 2002 and a significant decrease in Ford electronic throttle control system sales, due to product change overs to new models. We anticipate that after the Ford model change over is complete and previously awarded General Motors contracts begin to ship later this fiscal year, sales to automotive customers will increase.

Gross margin

Gross margin was $2,257, or 17.1% of net sales in the second quarter of 2003, a decrease of $1,233 compared to the gross margin of $3,490, or 27.2% of net sales, in the comparable fiscal 2002 period.

Electronic throttle control system sales for heavy trucks and transit busses, which accounted for 89.5% of net sales for the three months ended March 31, 2003, showed a decrease in gross margin of 7.1% from 23.2% of net sales during the three months ended March 31, 2003 compared to 30.3% of net sales during the comparable period of fiscal 2002. The decrease in gross margin for heavy trucks and transit busses is mainly due to an increase of cost of sales related to recording a $985 warranty accrual for product issues with one customer, as described in Note 11 of the Unaudited Notes to the Consolidated Financial Statements. This decrease is offset by the Company recording a $181 reduction in cost of sales related to its assessment of the remaining obligation for the product recall accrual also described in Note 11. In addition, based on current information, a reduction of cost of sales of $112 was recorded related to the Company’s obligations for certain union employee costs. Excluding these items, gross margins for heavy trucks and transit busses was 29.0% of net sales, a decrease of 1.3% compared to the same fiscal quarter in 2002.

The overall decrease in gross margin for the three months ended March 31, 2003 also includes a decrease in gross margin for sales of electronic throttle control systems for automotive customers. Automotive electronic throttle control system sales, which accounted for 9.6% of the net sales for the three months ended March 31, 2003, had negative margin for the three months ended March 31, 2003 of (37.1%) of net sales compared to positive gross margin of 7.8% of net sales during the comparable period of fiscal 2002. The decrease in margin for automotive electronic throttle control systems is primarily due to an increase in direct material costs, scrap, labor costs due to start-up problems associated with numerous contracts and the elimination of sales for the Dodge Viper program.

Operating expenses

Operating expenses were $1,665 for the three months ended March 31, 2003 compared to $6,256 for the three months ended March 31, 2002, a decrease of $4,591 or 73.4%. Operating expenses as a percentage of net sales, were 12.6% for the second fiscal quarter of 2003, which were lower than the 48.7% for the second fiscal quarter of 2002.

Included in operating expenses for the three months ended March 31, 2002 is an impairment loss of $3,565 related to the Company’s investment in Ajay. The Company had previously accounted for its investment in Ajay using the equity method of accounting. As a result of various changes within the Company and Ajay, the Company felt it no longer had influence over the operations of Ajay and accordingly changed to the cost method of accounting for its investment in and note receivable from Ajay. The Company evaluated the realization of its investment in and note receivable from Ajay. Based on the Company’s assessment, the Company believed the investment in and note receivable from Ajay had been impaired and accordingly an impairment loss for the entire carrying value of $3,565 was recorded in the second quarter of fiscal 2002. This amount has been reflected as a separate line “Loss on impairment of investment – Ajay” within operating expenses of the consolidated statements of operations for the three months ended March 31, 2002.

In January 2003, the Company reached a settlement with a prior customer on a cancelled supply contract from 1999. Under the terms of the settlement, the Company would receive $900, of which $800 was received in January with the remainder due in May 2003. Also included in this settlement was the waiver of an accounts payable obligation with a certain customer. The amount recorded on the books for this obligation was $51. Based on this obligation being waived, this amount is included in the overall gain recognized from this settlement. The entire gain of $951 is reflected as “Gain from settlement with customer” within operating expenses of the consolidated statements of operations for the three months ended March 31, 2003.

Of the remaining operating expenses, research and development, selling and administration costs were $2,616 or 19.9% of net sales for the three months ended March 31, 2003 compared to $2,691 or 20.9% of net sales for the corresponding quarter in fiscal 2002.

Research and development expenses increased $283 or 40.7% to $978 for the second fiscal quarter of 2003 compared to $695 for the comparable period in 2002. The largest factor in higher research and development expenses was a $195 increase in research and development spending for heavy truck and transit busses electronic throttle control systems related to several new projects. Research and development spending for automotive electronic throttle control systems had an increase of $88, mainly due to product launch costs. The Company’s research and development expenditures will fluctuate based on the products under development at any given point in time.

Administration expenses for the three months ended March 31, 2003 of $1,277 were lower than the $1,636 for the same fiscal period in 2002, a reduction of $359 or 21.9%. This decrease is primarily due to significant decreases in administration expenses for the automotive electronic throttle control systems product line, which decreased $347 or 58.7% during the three months ended March 31, 2003 compared to the comparable period in fiscal 2002. The significant decrease is attributable to a reduction in personnel and the consolidation of our automotive operations into one facility in Sarasota, Florida.

Interest Expense

Interest expense decreased $474 or 75.0% to $158 in the second quarter of fiscal 2003 from $632 in the second quarter of fiscal 2002. This reduction is the result of overall reduced interest rates and reduced debt levels resulting from the receipt of cash proceeds associated with the recapitalization transaction discussed in Note 8 of Notes to the Unaudited Consolidated Financial Statements.

Income Taxes

The Company is in a net operating loss carry-forward position and is providing a 100% valuation allowance on all deferred tax assets due to the uncertainty regarding their realization. Federal net operating losses are subject to provisions of the Internal Revenue Code, which restrict the utilization of this type of tax attribute in the event of an “ownership change” (as defined in the Internal Revenue Code Section 382). Changes in ownership resulting from the recapitalization transaction coupled with other future changes in ownership may significantly defer the utilization of net operating loss carry forwards in the future.

Discontinued Operations

During the second quarter of fiscal 2003, the Company settled a lease obligation of its previously discontinued Kenco Williams business. A gain of $120 resulted from this settlement, which has been recorded in discontinued operations for the three months ended March 31, 2003 on the accompanying statement of operations.

Net income available to common shareholders

Net loss allocable to common shareholders decreased to a loss of $37 for the three months ended March 31, 2003 compared to a loss of $3,676 in the comparative prior year period. There were higher interest expense and operating expenses for the three month period ended March 31, 2002 when compared to the same period of fiscal 2003. Excluding the loss on impairment of investment for Ajay of $3,565, the net loss allocable to common shareholders for the second fiscal quarter 2002 would have been $111. The 2003 period also included higher dividends on preferred stock due to the recapitalization transaction in July 2002.

Results of Operations – Six months ended March 31, 2003 compared to the six months ended March 31, 2002.

The following table sets forth, for the periods indicated, selected statements of operations data expressed as a percentage of net sales.

	Six Months Ended March 31,
	2003	2002
Net sales	100.0%	100.0%
Cost of sales	79.2	74.5
Gross margin	20.8	25.5
Operating expenses (income):
Research and development	6.9	6.8
Selling	2.8	2.5
Administration	9.8	13.6
Loss on impairment of investment - Ajay	--	14.7
Gain on settlement with customer	(3.7)	--
Total operating expenses	15.8	37.6

Income (loss) from continuing operations	5.0	(12.1)

Interest income	(0.1)	--
Interest expense	1.3	6.5
Other income, net	(0.6)	(0.2)

Income (loss) from continuing operations before income taxes	4.4	(18.4)
Income tax benefit	1.2	--
Net income (loss) from continuing operations	5.6%	(18.4)%

Net Sales

Net sales increased $1,018 or 4.2% to $25,285 in the first six months of fiscal 2003 from $24,267 in the first six months of fiscal 2002. The increase in net sales is primarily due to a significant increase in sales volumes of our electronic throttle control systems to our heavy truck and transit bus customers, which is offset by lower sales volumes of our automotive electronic throttle control systems, pneumatic and air control systems and electrical components. Sales for the six months ended March 31, 2003 to the heavy truck and transit bus customers increased $2,288 or 11.0% compared to the same period in fiscal 2002. Sales of automotive electronic throttle control systems decreased $1,238 or 37.9% for the six months ended March 31, 2003 compared to the six months ended March 31, 2002, primarily due to elimination of sales for the Dodge Viper program, which was completed in the fourth quarter of fiscal 2002 and a decrease in Ford electronic throttle control system sales, due to product change overs to new models. We anticipate that after the Ford model change over is complete and the previously awarded General Motors contracts begin to ship later this fiscal year, sales to automotive customers will increase.

Gross margin

Gross margin was $5,253, or 20.8% of net sales in the first six months of 2003, a decrease of $928 compared to the gross margin of $6,181, or 25.5% of net sales, in the comparable fiscal 2002 period.

Gross margins as a percentage of sales for heavy trucks and transit busses, which accounted for 91.0% of net sales for the six months ended March 31, 2003, showed a decrease of 3.5% from 30.0% of net sales during the six months ended March 31, 2002 compared to 26.5% of net sales during the comparable period in fiscal 2003. The decrease in gross margin for heavy trucks and transit busses is directly attributable to the Company recording a $985 warranty accrual in cost of sales related to product issues with one customer, as described in Note 11 of the Unaudited Notes to the Consolidated Financial Statements. This decrease is offset by the Company recording a $181 reduction in cost of sales related to its assessment of the remaining obligation for the product recall accrual also described in Note 11. The Company also recorded a $163 reduction of cost of sales related to the settlement of warranty product recall costs as described in Note 9 of the Unaudited Notes to the Consolidated Financial Statements. In addition, based on current information, a reduction of cost of sales of $112 was recorded related to the Company’s obligations for certain union employee costs. Without these items, gross margins for heavy trucks and transit busses would have been 28.8% of net sales, a decrease of 1.2% compared to the same fiscal period in 2002.

In addition to the decrease in gross margins for heavy trucks and transit busses, the automotive electronic throttle control system sales also showed a decrease in gross margin. Automotive electronic throttle control system sales, which accounted for 8.0% of net sales for the six months ended March 31, 2003, had negative margin for the six months ended March 31, 2003 of 41.5% of net sales compared to 6.9% of net sales during the comparable period of fiscal 2002. The increase in negative margin for automotive electronic throttle control systems is primarily due to an increase in direct material costs, scrap, labor costs due to start-up problems associated with numerous contracts and the elimination of sales for the Dodge Viper program.

Operating expenses

Operating expenses were $3,988 for the six months ended March 31, 2003 compared to $9,118 for the six months ended March 31, 2002, a decrease of $5,130 or 56.3%. Operating expenses as a percentage of net sales, were 15.8% for the first six months of 2003, which were lower than the 37.6% for the first six months of 2002.

As discussed above, the Company recorded an impairment loss of $3,565 related to its investment in and note receivable from Ajay in the second quarter of fiscal year 2002. This impairment loss was recorded based on the Company evaluating the realization of its investment in and note receivable from Ajay and determining through this assessment that the Company’s interests had been impaired. This amount has been reflected as a separate line “Loss on impairment of investment – Ajay” within operating expenses of the consolidated statements of operations for the three and six months ended March 31, 2002.

Also discussed above, the Company reached a settlement during the second quarter of fiscal year 2003 with a prior customer on a cancelled supply contract from 1999. Under the terms of the settlement, the Company would receive $900, of which $800 was received in January with the remainder due in April 2003. Also included in this settlement was the waiver of an accounts payable obligation with a certain customer. The amount recorded on the books for this obligation was $51. Based on this obligation being waived, this amount is included in the overall gain recognized from this settlement. The entire gain of $951 is reflected as a separate line “Gain from settlement with customer” within operating expenses of the consolidated statements of operations for the six months ended March 31, 2003.

Of the remaining operating expenses, research and development, selling and administration costs were $4,939 or 19.5% of net sales for the six months ended March 31, 2003 compared to $5,553 or 22.9% of net sales for the corresponding six months in fiscal 2002.

Research and development expenses increased $92 or 5.5% to $1,751 for the first six months of 2003 compared to $1,659 for the comparable period in 2002. The increase in research and development spending is due to an increase in spending for the heavy truck and transit bus electronic throttle control systems, which increased $144 to $1,031 for the six months ended March 31, 2003 compared to $886 for the first six months of fiscal 2002. This increase was slightly offset by a decrease in research and development spending for automotive electronic throttle control systems of $52. The Company’s research and development expenditures will fluctuate based on the products under development at any given point in time.

Administration expenses for the six months ended March 31, 2003 of $2,481 were lower than the $3,292 for the same fiscal period in 2002, a reduction of $811 or 24.6%. This decrease is primarily due to significant decreases in administration expenses for both the Corporate office and the automotive electronic throttle control systems product line. Administration expenses for Corporate decreased $249 or 16.3% during the first six months of fiscal 2003 compared to the first six months of fiscal 2002. This decrease is attributable to significant reductions in payroll and legal expenses due to the completion of the recapitalization transaction, which is discussed in Note 8 in the Notes to Unaudited Consolidated Financial Statements. During the six months ended March 31, 2002, the Company entered into a settlement with the Department of Labor regarding certain of its employee benefit plans. As part of this settlement, the Company recorded $170 in expenses related to the Company’s ESOP Plan. The recording of this expense is part of the overall decrease of administrative expenses from fiscal 2002 to fiscal 2003 and at this time the Company does not expect to incur any additional expenses related to the settlement with the Department of Labor. The automotive electronic throttle control systems administration expenses decreased $491 or 49.3% during the six months ended March 31, 2003 compared to the comparable period in fiscal 2002. The decrease is attributable to a reduction in personnel and the consolidation of our automotive operations into one facility in Sarasota, Florida.

Interest Expense and Other Income

Interest expense decreased $1,245 or 79.2% to $327 in the first six months of fiscal 2003 from $1,572 in the first six months of fiscal 2002. This reduction is the result of overall reduced interest rates and reduced debt levels resulting from the receipt of cash proceeds associated with the recapitalization transaction discussed in Note 8 of Notes to the Unaudited Consolidated Financial Statements.

Other income increased $97 to $141 for the six months ended March 31, 2003 from $44 in the first six months of fiscal 2002. This increase is primarily due to recording a $100 gain from the release of escrow funds related to the sale of GeoFocus as described in Note 13 in the Notes to Unaudited Consolidated Financial Statements.

Income Taxes

The Company is in a net operating loss carry-forward position and is providing a 100% valuation allowance on all deferred tax assets due to the uncertainty regarding their realization. Federal net operating losses are subject to provisions of the Internal Revenue Code, which restrict the utilization of this type of tax attribute in the event of an “ownership change” (as defined in the Internal Revenue Code Section 382). Changes in ownership resulting from the recapitalization transaction coupled with other future changes in ownership may significantly defer the utilization of net operating loss carry forwards in the future.

A tax benefit of $300 was recorded in the six months ended March 31, 2003 resulting from filing an amended federal 1998 tax return in the first quarter of fiscal quarter 2003.

Discontinued Operations

As of September 30, 2001, the Company had recorded on its consolidated balance sheet $417 related to a mortgage payable on a building of the Agricultural Equipment segment. The building’s carrying value was $0 at September 30, 2001. During the first quarter of fiscal 2002 the mortgage holder sold the building at auction for approximately the mortgage value and completely and fully released the Company from the mortgage. The Company recognized a gain from discontinued operations for the six month period ended March 31, 2002 of $417 related to the satisfaction of the mortgage. Since the estimated fair value of the building was equal to or greater than the debt, the gain was recorded as a gain on sale of building from discontinued operations.

During the second quarter of fiscal 2003, the Company settled a lease obligation of its previously discontinued Kenco Williams business. A gain of $120 resulted from this settlement, which has been recorded in discontinued operations for the six months ended March 31, 2003 on the accompanying statement of operations.

Net income available to common shareholders

Net income (loss) allocable to common shareholders increased to income of $209 for the six months ended March 31, 2003 compared to a loss of $4,582 in the comparative prior year period. There were significantly higher interest expense and operating expenses for the six month period ended March 31, 2002 when compared to the same period of fiscal 2003. Excluding the loss on impairment of investment for Ajay of $3,565 and the gain on sale of building from discontinued operations of $417, the net loss allocable to common shareholders for the first six months of fiscal 2002 would have been $1,434. The first six months of fiscal 2003 also included higher dividends on preferred stock due to the recapitalization transaction in July 2002.

Financial Condition, Liquidity and Capital Resources

At March 31, 2002, we were experiencing a significant lack of liquidity and, prior to the recapitalization transaction, we had a significant amount of past due vendor debt and were on C.O.D or prepayment terms with virtually all of our suppliers of goods and services. The recapitalization plan has allowed us to address these issues and create borrowing capacity under our revolving credit line with our lender to meet our cash needs in the foreseeable future. We have returned to normal credit terms with essentially all of our suppliers. We do not anticipate any material future supply disruptions similar to the ones we suffered previously.

During the first six months of fiscal 2003, net cash provided by operating activities was $2,347 compared with cash used of $9 in the first six months of fiscal 2002. Cash flows from operations improved through net income of $1,520 compared to a net loss of $4,048 for the six months ended March 31, 2002. This increase in cash flows from higher earnings in the first six months of fiscal 2003 is offset by a reduction in amortization of $721 due to a significant decrease in bank fees and debt costs and a non-cash loss of $3,565 from the impairment of investment with Ajay. For the six months ended March 31, 2003, there was an overall increase in cash generated from net changes in operating assets and liabilities. The Company generated cash of $460 from net changes in operating assets and liabilities in the six months ended March 31, 2003, compared to a cash use of $695 from net changes in operating assets and liabilities in the same period ended March 31, 2002. This increase in cash from net changes in operating assets and liabilities is primarily due to increased collections on accounts receivable and an increase in the Company’s long-term pension obligation. Both of these increases are offset by reductions in accounts payable and increases in inventory balances.

Cash used in investing activities was $786 for the six months ended March 31, 2003 compared to a cash use of $400 for the six months ended March 31, 2002. The cash used position for the first six months of fiscal 2003 relates to purchases of equipment of $798 offset by proceeds of $12 from the sale of assets and from collection of note receivables. The cash used position for the first six months of fiscal 2002 relates to purchases of equipment of $445 offset by proceeds of $45 from the sale of assets.

Cash used in financing activities was $2,231 for the six months ended March 31, 2003 compared to cash provided by financing activities of $447 for the six months ended March 31, 2002. The change was primarily due to repayments of short-term and long-term debt in fiscal 2003 compared to net borrowings in the first six months of fiscal 2002. Cash provided by financing activities for the six months ended March 31, 2002 also included a $193 net change in book overdraft.

At March 31, 2003, our contractual obligations consist of bank debt, notes payable, capital leases, and operating lease commitments. We do not have any material letters of credit, purchase commitments, or debt guarantees outstanding at March 31, 2003. Maturities of these contractual obligations consist of the following:

	Bank Debt and Notes Payable	Capital Leases	Operating Leases
2003	$2,021	$110	$177
2004	580	60	212
2005	280	59	47
2006	280	30	26
2007	210	--	4
Thereafter	--	--	--
	$3,371	$259	$466

Due to the reduction in interest rates and reduction in the fair value of assets, cash payments to fund our pension obligation will increase significantly in fiscal 2003. However, we have $6,040 available under our revolving credit facility at March 31, 2003 plus cash at March 31, 2003 of $159, and we believe this availability along with cash provided by operations will be sufficient to meet our working capital needs on a short term and long term basis.

Included in the accompanying consolidated balance sheet is $1,626 of old accounts payable related to closed insolvent subsidiaries of the Company. Management does not believe they will ultimately have to pay the full amount of these payables.

Recent FASB Pronouncements

In June and August 2001, the FASB issued SFAS No.‘s 143 and 144, “Accounting for Asset Retirement Obligations” and “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. We also record a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. SFAS No. 144 amends SFAS No. 121 but retains many of its fundamental provisions and provides a single accounting model for long-lived assets to be disposed of. SFAS No. 144 also changes the criteria for classifying an asset as held-for-sale and broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations and changes the timing of recognizing losses on such operations. These statements are effective for our fiscal year ended 2003. The adoption of SFAS No. 143 and No. 144 did not have an impact on our financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. This statement nullifies Emerging Issues Task Force Issue No. 94-3 (Issue 94-3), “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity is recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in Issue 94-3 was recognized at the date of an entity’s commitment to an exit plan. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment to SFAS No. 123.” This statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted the disclosure provisions of this statement in the second quarter of fiscal 2003.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company has $3,149 in short and long-term debt, held by its bank, with interest rates that change in accordance with the terms of the relevant debt instruments. As a result, the Company may be exposed to risks associated with future interest rate changes on its debt. The Company does not believe that a hypothetical 10 percent change in end of period interest rates would have a material effect on the Company’s cash flow.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-14(c) and Rule 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Act”)) as of a date (the “Evaluation Date”) within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were effective and designed to reasonably ensure that (a) material information relating to the Company and the Company’s consolidated subsidiaries is accumulated and communicated to them, and (b) information required to be disclosed by the Company in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the required time periods.

Changes in Internal Controls

There have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the Evaluation Date, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

      (a)    Exhibits

3.1	Certificate of Incorporation of the Registrant as amended. (Incorporated by reference to Exhibit 3.1 to the Registrant’s annual report on form 10-K for the fiscal year ended September 30, 1995).

3.2	Certificate to Provide for the Designation, Preferences, Rights, Qualifications, Limitations or Restrictions Thereof, of the Series A Preferred Stock, 7 1/2% Redeemable Convertible Series (Incorporated by reference to Exhibit 3.1 to the Registrant’s quarterly report on form 10-Q for the quarter ended March 31, 1998).

3.3	Certificate to Provide for the Designation, Preferences, Rights, Qualifications, Limitations or Restrictions Thereof, of the Series A-1 Preferred Stock, Non-Redeemable Convertible Series. (Incorporated by reference to Exhibit 3.3 to the Registrant’s quarterly report on form 10-Q for the quarter ended June 30, 2002).

3.4	Certificate to Provide for the Designation, Preferences, Rights, Qualifications, Limitations or Restrictions Thereof, of the Series B Preferred Stock, 15% Redeemable Convertible Series (Incorporated by reference to Exhibit (d)(v) to the Schedule TO-I/A filed on July 5, 2002).

3.5	Certificate of Elimination for Mandatory Preferred Stock (Incorporated by reference to Exhibit (d)(vi) to the Schedule TO-I/A filed on July 5, 2002).

3.6	Restated By-Laws of the Registrant as amended July 1, 2002. (Incorporated by reference to Exhibit 3.6 to the Registrant’s quarterly report on form 10-Q for the quarter ended June 30, 2002).

4.1	Series B Preferred Stock Purchase Agreement, dated May 31, 2002. (Incorporated by reference to Exhibit (d)(i) to the Schedule TO-I/A filed on June 11, 2002).

4.2	Series B Preferred Registration Rights Agreement, dated as of July 1, 2002, by and among the Company, American Industrial Partners Capital Fund III, L.P., and Dolphin Offshore Partners L.P. (Incorporated by reference to Exhibit (d)(vii) to the Schedule TO-I/A filed on July 5, 2002).

4.3	Series B Preferred Shareholder Agreement, by and among the Company, American Industrial Partners Capital Fund III, L.P., Dolphin Offshore Partners L.P. and Eubel, Brady & Suttman Asset Management, Inc. (Incorporated by reference to Exhibit (d)(viii) to the Schedule TO-I/A filed on July 5, 2002).

4.4	Series A-1 Preferred Registration Rights Agreement, dated as of July 15, 2002, by and among the Company and the holders of Series A-1 Preferred Stock. (Incorporated by reference to Exhibit 4.5 to the Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2002).

4.5	Form of Amended and Restated Subordinated Debenture Due July 1, 2004 (Incorporated by reference to Exhibit (d)(xii) to the Schedule TO-I/A filed on July 5, 2002).

4.6	Form of warrant (Incorporated by reference to Exhibit (d)(iii) to the Schedule TO-I/A filed on June 11, 2002).

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for R. Eugene Goodson.

99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Dennis E. Bunday.

    (b)        Reports on Form 8-K

A Current Report on Form 8-K was filed on January 3, 2003 reporting under Item 5 – Other Events, the resignation of Timothy S. Itin from the Board of Directors and the election of Donn Viola as a director.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLIAMS CONTROLS, INC.

Date: May 14, 2003	/s/ R. EUGENE GOODSON R. Eugene Goodson Chairman of the Board, President and Chief Executive Officer

/s/ DENNIS E. BUNDAY Dennis E. Bunday Chief Financial Officer

CERTIFICATION PURSUANT TO
SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002

I, R. Eugene Goodson, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Williams Control, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	/s/ R. EUGENE GOODSON R. Eugene Goodson Chief Executive Officer

CERTIFICATION PURSUANT TO
SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002

I, Dennis E. Bunday, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Williams Control, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	/s/ DENNIS E. BUNDAY Dennis E. Bunday Chief Financial Officer