Form 10-Q
period 2003-06-30
WILLIAMS CONTROLS INC
filed 2003-08-14
CIK 854860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2003

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

Yes [   ]         No [X]

The number of shares outstanding of the registrant’s common stock at July 31, 2003: 20,125,492

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

This report, including the Notes to Consolidated Financial Statements, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, those statements relating to development of new products, the financial condition of the Company, the ability to increase distribution of the Company’s products, integration of businesses the Company acquires, and disposition of any current business of the Company. Forward-looking statements can be identified by the use of forward-looking terminology, such as “may”, “will”, “should”, “expect”, “anticipate”, “estimate”, “continue”, “plans”, “intends”, or other similar terminology. These forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is anticipated or forecasted in these forward-looking statements due to numerous factors, including, but not limited to, the ability of the Company to generate or obtain sufficient working capital to continue its operations, changes in demand for the Company’s products, the timing of customer orders and deliveries, and the impact of competitive products and pricing. In addition, such statements could be affected by general industry and market conditions and growth rates, and general domestic and international economic conditions.

Williams Controls, Inc.

June 30, 2003

Part I

Item 1. Financial Statements

Williams Controls, Inc.
Consolidated Balance Sheets
(Dollars in thousands, except per share information)
(Unaudited)

	June 30, 2003	September 30, 2002
ASSETS
Current Assets:
Cash and cash equivalents	$ 860	$ 829
Trade and other accounts receivable, less allowance of
$286 and $334 at June 30, 2003 and September 30
2002, respectively	8,022	8,764
Inventories, net	5,532	4,940
Prepaid expenses and other current assets	711	624

Total current assets	15,125	15,157
Property, plant, and equipment, net	10,201	10,530
Other assets, net	346	635

Total assets	$ 25,672	$ 26,322

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$ 4,137	$ 5,326
Accrued expenses	6,054	6,856
Current portion of long-term debt and capital leases	4,991	4,084

Total current liabilities	15,182	16,266
Long-term debt and capital lease obligations	935	1,483
Employee benefit obligations	7,571	6,293
Subordinated debt	--	2,139
Mandatory redeemable Convertible Series B Preferred Stock, net
(150,000 issued and outstanding at June 30, 2003 and
September 30, 2002)	14,986	13,109
Commitments and contingencies
Shareholders' Deficit:
Preferred stock ($.01 par value, 50,000,000 authorized)
Series A-1 (77,550 issued and outstanding at June 30,
2003 and September 30, 2002)	1	1
Series A (650 issued and outstanding at June 30, 2003
and September 30, 2002)	--	--
Common stock ($.01 par value, 50,000,000 authorized; 20,125,492 and 19,928,522 issued and outstanding at June 30, 2003 and
September 30, 2002)	201	199
Additional paid-in capital	23,687	23,559
Accumulated deficit	(32,489)	(32,325)
Treasury stock (130,200 shares at June 30, 2003 and
September 30, 2002)	(377)	(377)
Other comprehensive loss - Pension liability adjustment	(4,025)	(4,025)

Total shareholders' deficit	(13,002)	(12,968)

Total liabilities and shareholders' deficit	$ 25,672	$ 26,322

See accompanying notes to Unaudited Consolidated Financial Statements.

Williams Controls, Inc.
Consolidated Statements of Operations
(Dollars in thousands, except per share information)
(unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2003	2002	2003	2002
Net sales	$ 12,634	$ 13,467	$ 37,919	$ 37,733
Cost of sales	9,731	9,487	29,763	27,572

Gross margin	2,903	3,980	8,156	10,161
Operating expenses (income):
Research and development	975	856	2,726	2,515
Selling	353	360	1,060	962
Administration	1,173	1,443	3,654	4,735
Gain on settlement with customer	--	--	(951)	--
Loss on impairment of investment - Ajay	--	--	--	3,565

Total operating expenses	2,501	2,659	6,489	11,777

Income (loss) from continuing operations	402	1,321	1,667	(1,616)
Other (income) expenses:
Interest income	(2)	--	(23)	--
Interest expense	99	(73)	426	1,499
Other (income) expense, net	(19)	3	(160)	(41)

Total other (income) expenses	78	(70)	243	1,458
Income (loss) from continuing operations before income taxes	324	1,391	1,424	(3,074)
Income tax benefit	--	231	300	231

Net income (loss) from continuing operations	324	1,622	1,724	(2,843)
Discontinued operations:
Gain from settlement of obligations	--	--	120	417

Net income (loss)	324	1,622	1,844	(2,426)
Preferred dividends and accretion of Series B Preferred Stock	(697)	(348)	(2,008)	(882)

Net income (loss) allocable to common shareholders	$ (373)	$ 1,274	$ (164)	$ (3,308)

Income (loss) per common share from continuing operations - basic	$ (0.02)	$ 0.06	$ (0.01)	$ (0.19)
Income per common share from discontinued operations - basic	--	--	--	0.02

Net income (loss) per common share - basic	$ (0.02)	$ 0.06	$ (0.01)	$ (0.17)

Weighted average shares used in per share calculation - basic	20,125,492	19,928,522	20,103,125	19,927,411

Income (loss) per common share from continuing operations - diluted	$ (0.02)	$ 0.06	$ (0.01)	$ (0.19)
Income per common share from discontinued operations - diluted	--	--	--	0.02

Net income (loss) per common share - diluted	$ (0.02)	$ 0.06	$ (0.01)	$ (0.17)

Weighted average shares used in per share calculation - diluted	20,125,492	21,037,522	20,103,125	19,927,411

See accompanying notes to Unaudited Consolidated Financial Statements.

Williams Controls, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Nine Months Ended June 30,
	2003	2002
Cash flows from operating activities:
Net income (loss)	$ 1,844	$(2,426)
Adjustments to reconcile net income (loss) to net cash provided by
(used in) operating activities:
Gain from discontinued operations	(120)	(417)
(Gain) loss from sale of fixed assets	80	(45)
Depreciation	1,252	1,260
Amortization	25	883
Loss from impairment of investment - Ajay	--	3,565
Gain on settlement with customer	(51)	--
Gain from settlement of liabilities	(275)	(720)
Changes in operating assets and liabilities
Receivables, net	820	198
Inventories	(592)	356
Accounts payable and accrued expenses	(1,427)	(2,306)
Other	1,455	(620)

Net cash provided by (used in) operating activities	3,011	(272)

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,099)	(854)
Proceeds from sale of fixed assets	7	45
Proceeds from collection on note receivable	11	--

Net cash used in investing activities	(1,081)	(809)

Cash flows from financing activities:
Net borrowings of debt and capital lease obligations	359	1,009
Net change in book overdraft	--	618
Repayment of subordinated debt	(2,139)	--
Financing costs related to recapitalization	(119)	(546)

Net cash (used in) provided by financing activities	(1,899)	1,081

Net increase in cash and cash equivalents	31	--
Cash and cash equivalents at beginning of period	829	--

Cash and cash equivalents at end of period	$ 860	$ --

Supplemental disclosure of cash flow information:
Interest paid	$ 434	$ 504
Income taxes paid (refund)	$ (243)	$ 45
Supplemental disclosure of non-cash investing and financing activities:
Preferred dividends accrued but not paid and Series B accretion	$ 2,008	$ 882
Previously accrued dividends transferred to equity	$ --	$ 471
Issuance of common stock for services previously accrued	$ 130	$ --
Issuance of notes receivable for sale of property	$ 89	$ --
Reduction of debt in exchange for building	$ --	$ 417
Debt modification fee accrued, not paid	$ --	$ 225
Accrued fees/interest converted to debt	$ --	$ 397

See accompanying notes to Unaudited Consolidated Financial Statements.

Williams Controls, Inc.
Notes to Consolidated Financial Statements
Three and Nine Months ended June 30, 2003 and 2002
(Dollars in thousands, except share and per share amounts)
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

Note 2. Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared by the Company and, in the opinion of management, reflect only normal recurring adjustments, which are necessary to present fairly the Company’s financial position as of June 30, 2003 and the results of operations and cash flows for the three and nine months ended June 30, 2003 and 2002. The results of operations for the three and nine months ended June 30, 2003 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

For the three and nine months ended June 30, 2003 and 2002, there were no stock option grants. Since no options were granted in the periods presented, the pro forma effect of compensation expense shown below is based on recognizing the fair value of stock options issued after December 31, 1994 and in periods prior to these shown over their average vesting period. If the Company had accounted for its stock-based compensation plans using the fair value-based method in accordance with SFAS No. 123, the Company’s net income (loss) and net income (loss) per share would approximate the pro forma disclosures below:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2003	2002	2003	2002
Net income (loss) allocable to common shareholders
as reported	$ (373)	$ 1,274	$ (164)	$ (3,308)

Deduct: Total stock-based employee compensation
expense determined under fair value based method,
net of related tax effects	(25)	(47)	(93)	(235)

Pro forma net income (loss)	$ (398)	$ 1,227	$ (257)	$ (3,543)

Earnings (loss) per share:
Basic - as reported	$ (0.02)	$ 0.06	$ (0.01)	$ (0.17)

Basic - pro forma	$ (0.02)	$ 0.06	$ (0.01)	$ (0.18)

Diluted - as reported	$ (0.02)	$ 0.06	$ (0.01)	$ (0.17)

Diluted - pro forma	$ (0.02)	$ 0.06	$ (0.01)	$ (0.18)

Note 4. Comprehensive Income (Loss)

SFAS No. 130, “Reporting Comprehensive Income,” requires companies to report a measure of all changes in equity except those resulting from investments by owners and distributions to owners. Total comprehensive income (loss) for the three months ended June 30, 2003 and 2002 was $324 and $1,622, respectively, and for the nine months ended June 30, 2003 and 2002 was $1,844 and ($2,426) respectively, and consisted solely of net income (loss). As of June 30, 2003, accumulated other comprehensive loss was ($4,025) and consisted of accumulated benefit obligations in excess of the plan assets for both the Hourly Employees Pension plan and the Salaried Employees Pension Plan.

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

Following is a reconciliation of basic EPS and diluted EPS from continuing operations:

	Three Months Ended June 30, 2003			Three Months Ended June 30, 2002
	Income (Loss)	Shares	Per Share Amount	Income	Shares	Per Share Amount
Net income (loss) from continuing operations	$ 324			$ 1,622
Less - Preferred dividends and accretion
of Series B preferred stock	(697)			(348)

Basic EPS -
Income (loss) allocable to common
shareholders from continuing operations	$ (373)	20,125,492	$ (0.02)	$ 1,274	19,928,522	$ 0.06

Effect of dilutive securities -
Convertible subordinated debt	--	--		40	1,109,000

Diluted EPS -
Income (loss) allocable to common
shareholders from continuing operations	$ (373)	20,125,492	$ (0.02)	$ 1,314	21,037,522	$ 0.06

	Nine Months Ended June 30, 2003			Nine Months Ended June 30, 2002
	Income (Loss)	Shares	Per Share Amount	Loss	Shares	Per Share Amount
Net income (loss) from continuing operations	$ 1,724			$ (2,843)
Less - Preferred dividends and accretion
for Series B preferred stock	(2,008)			(882)

Basic and diluted EPS -
Loss allocable to common shareholders
from continuing operations	$ (284)	20,103,125	$ (0.01)	$ (3,725)	19,927,411	$ (0.19)

For the three months ended June 30, 2003, the Company had options, warrants, convertible preferred stock – Series A and convertible preferred stock – Series B covering 41,066,532 shares that were not considered in the EPS calculation compared to 40,335,068 shares for the nine months ended June 30, 2003 that were not considered in the dilutive EPS calculation since they would have been antidilutive. For the three months ended June 30, 2002, the Company had options, warrants, and convertible preferred stock – Series A covering 8,629,406 shares that were not considered in the EPS calculation since they would have been antidilutive. For the nine months ended June 30, 2002, the Company had options, warrants, convertible preferred stock – Series A, and convertible subordinated debt covering 9,738,214 shares not considered in the dilutive EPS calculation since they would have been antidilutive.

Note 6. Inventories

        Inventories consist of the following:

	June 30, 2003	September 30, 2002
Raw materials	$ 3,722	$ 3,294
Work in process	566	574
Finished goods	1,244	1,072

	$ 5,532	$ 4,940

Note 7. Investment in and Receivables from Affiliate

Prior to the second quarter of fiscal 2002, the Company had notes and accounts receivable from Ajay Sports, Inc. (“Ajay”) with a carrying value of $3,565, including a $500 note receivable, which was reflected as a reduction in the Company’s shareholders’ equity. The Company’s former chief executive officer and former Chairman of the Board, Thomas W. Itin, is an officer and shareholder of Ajay. The investment in and certain loans of the Company to Ajay were guaranteed by Thomas W. Itin.

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

Note 8. Financing Arrangements – Recapitalization

On July 1, 2002 the Company completed the previously announced recapitalization transaction with American Industrial Partners (“AIP”) whereby an affiliate of AIP invested $13,000, less fees and expenses, into the Company by acquiring 130,000 shares of the Company’s newly authorized Series B Preferred Stock, 15% Redeemable Convertible Series (Series B Preferred). As a result of the July 2002 transaction, AIP is entitled to and has elected a majority of the members of the Company’s Board of Directors. Along with the investment by AIP, an investor group that held $2,000 of the Company’s 12% secured Subordinated Debentures exchanged those securities for $2,000 of Series B Preferred. As additional elements of the recapitalization transaction, the Company (i) entered into a new five-year revolving and term loan agreement with its existing primary lender, Wells Fargo Credit, Inc. (“Wells”); (ii) repaid from the cash proceeds the remaining $3,000 face amount of 12% secured subordinated debentures, after giving consideration to the $2,000 of debentures converted to Series B Preferred; (iii) eliminated the conversion feature, increased the interest rate to 12.0% (further increasing to 15.0% in July 2003) and extended the maturity to July 1, 2004 of approximately $2,139 face amount of convertible subordinated debentures; (iv) exchanged approximately $7,755 in Series A Preferred Stock, 7 1/2% Convertible Redeemable Series, (Series A Preferred) shares for Series A-1 Preferred Stock, Non-Redeemable Convertible Series, (Series A-1 Preferred); (v) cancelled in the fourth quarter of fiscal 2002 accrued but unpaid dividends of $1,413 on Series A preferred exchanged for Series A-1 Preferred which were outstanding as of July 14, 2002 and (vi) accrued in the fourth quarter of 2002 a one-time dividend on the new Series A-1 Preferred in an amount equal to the dividends canceled as a result of the exchange of the Series A Preferred. The remaining cash proceeds from the recapitalization were used for working capital purposes, including the payment of certain past due accounts payable.

The Series B Preferred is convertible into shares of common stock at $.85 per share. The shares of Series A-1 Preferred are convertible into shares of common stock at $.66. Both conversion prices are subject to customary anti-dilution adjustment. The Series B and Series A-1 conversion price may also be adjusted based on certain future transactions. Series B Preferred is mandatorily redeemable on July 1, 2009 or following a change of control of the Company. Dividends on Series B Preferred are payable in cash when and if declared by the Company’s Board of Directors. Accrued dividends can be converted by the holders into the Company’s common stock at the then current conversion rate. The Series B Preferred has been recorded net of expenses and is being accreted to its redemption value of $15,000 over seven years. Dividends accrued on the Series B Preferred are included in the carrying value of the Series B Preferred stock. In the second quarter of 2003, the Company recognized additional costs of $119 related to the issuance of the Series B Preferred, which was netted against the carrying value of the Series B Preferred.

Note 9. Settlement of accounts payable and customer contingencies

During fiscal 2001, the Company had a product recall related to weld failures on certain electronic throttle control systems. To recover certain previously incurred costs of the recall, in November 2002, the Company reached a $163 total release and settlement of its accounts payable balance to one of its vendors. The settlement was recorded as a reduction of cost of sales during the first quarter ended December 31, 2002 and is included in the accompanying statement of operations for the nine months ended June 30, 2003.

In January 2003, the Company reached a settlement with a prior customer on a cancelled supply contract from 1999. Under the terms of the settlement, the Company would receive $900, of which $800 was received in January with the remaining $100 received in May 2003. Also included in this settlement was the waiver of an accounts payable obligation with a certain vendor. The amount recorded on the books for this obligation was $51. Based on this obligation being waived, this amount is included in the overall gain recognized from this settlement. The gain of $951 is reflected as “Gain from settlement with customer” within operating expenses of the consolidated statements of operations for the nine months ended June 30, 2003.

In June 2002, the Company entered into an agreement with a vendor and customer of the Company, Caterpillar, Inc. (“Caterpillar”) to remedy past due accounts between the Company and Caterpillar. Under the agreement, the Company remitted to Caterpillar $1,250 in July 2002 and made monthly payments through December 2002 for a total of $2,850. As part of this agreement the Company and Caterpillar returned to normal vendor terms. Also in connection with the agreement, Caterpillar agreed to a reduction of previously accrued interest on past due payables. As a result, the Company reduced accrued interest and interest expense by $720 during the three months ended June 30, 2002. The $720 is shown as a reduction in interest expense in the consolidated statements of operations for the three and nine months ended June 30, 2002. In accordance with SFAS No. 145, the $720 was not reflected as an extraordinary item.

Note 10. Debt

As part of the recapitalization transaction on July 1, 2002, the Company entered into a new five-year credit facility with Wells, which replaced the Company’s prior loan Facility with Wells. On July 1, 2002, the Company’s existing term loan and revolving credit facility converted to the new credit terms. The new loan facility with Wells provides for $12,200 in revolving and term loans. Interest rates under the new agreement are currently Well’s prime rate plus 2.00% for the revolving debt and Well’s prime rate plus 2.25% for the term loans. Fees under the loan agreement include an unused revolver fee of .25% on the unused portion, a term loan prepayment fee of 2% in the first year and 1% thereafter, and a revolving loan termination fee of $200 in year 1 and $100 thereafter. The revolver and term loan A mature on July 1, 2007 and term loan B matures on July 1, 2004. The loans are secured by essentially all of the assets of the Company. The Company had available under its revolving credit facility $3,841 and $4,400 at June 30, 2003 and September 30, 2002, respectively. In June 2003, the Company used funds from its revolving credit facility to pay off the entire outstanding subordinated debt balance of $1,989. The subordinated debt allowed for prepayment and no gain or loss was recorded in connection with this extinguishment. The payment of the subordinated debt also reduced the overall availability under the revolving credit facility.

The Company’s long-term debt consists of the following:

	June 30, 2003	September 30, 2002
Bank revolving credit facility due July 1, 2007, bearing
interest at a variable rate, (6.00% at June 30, 2003)
included in current liabilities	$ 4,173	$ 2,981

Bank Term Loan A due July 1, 2007, balance bearing
interest at a variable rate, (6.25% at June 30, 2003)
payable in monthly installments of $23	1,120	1,330

Bank Term Loan B due July 1, 2004, balance bearing
interest at a variable rate, (6.25% at June 30, 2003)
payable in monthly installments of $33	400	700

Note Payable - terminated lease - Mitsubishi due
August 1, 2003, balance bearing interest at 8.5% per
annum payable in monthly installments of $14	14	137

Note Payable - terminated lease - Wells Fargo leasing,
balance bearing interest at 10.0% per annum payable in
monthly installments of $15, paid in full March 1, 2003	--	155

Capital Leases	219	264

	5,926	5,567
Less current portion	4,991	4,084

	$ 935	$ 1,483

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

The Company establishes a product warranty reserve based on a percentage of product sales. The established reserve is based on historical return rates of products and is included in accrued expenses on the accompanying consolidated balance sheet. Following is a reconciliation of the changes in the Company’s warranty reserve for the three and nine months ended June 30, 2003 as required by FIN 45.

Balance at September 30, 2002	$ 1,293
Payments	(186)
Additional accruals	156
Accrual adjustments	--

Balance at December 31, 2002	1,263
Payments	(211)
Additional accruals	1,147
Accrual adjustments	(181)

Balance at March 31, 2003	2,018
Payments	(158)
Additional accruals	152
Accrual adjustments	(57)

Balance at June 30, 2003	$ 1,955

Included in the warranty reserve is an accrual for a product recall of $53 and $283 at June 30, 2003 and September 30, 2002, respectively. The $57 accrual adjustment recorded in the third quarter of 2003 relates to a small reduction of the product recall accrual based on the Company’s assessment of its remaining obligation for the recall and a $40 accrual adjustment for normal warranties. In the second quarter of 2003, the $181 accrual adjustment was recorded related to a reduction of the product recall accrual, which was also based on the Company’s assessment of its remaining obligation for this recall at that time.

In January 2003, the Company was notified of higher than normal warranty claims on one of its electronic throttle control systems by one customer. Management is currently working with its customer to repair the defective part. Management estimates that the total potential units involved is no more than 30,000 and in the second quarter of fiscal 2003 recorded an accrual of $985 for the estimated cost of the repairs. All units that were in the customer’s inventory have been returned or replaced. The remaining possible defective parts are installed on vehicles and vehicle owners will be notified that the parts should be replaced. At June 30, 2003, the accrual was $890 and is included in the amounts above.

Note 12. Gain from Discontinued Operations

In October 2001, the Company exchanged a building of its previously discontinued Agricultural Equipment segment with a carrying value of $0 in satisfaction of mortgage debt of $417. The resulting gain has been recorded in discontinued operations for the nine months ended June 30, 2002 on the accompanying consolidated statements of operations and reflected as a gain on sale of buildings, since the fair value of the building was estimated to equal or exceed the carrying value of the debt.

During the second quarter of fiscal 2003, the Company settled a lease obligation of its previously discontinued Kenco Williams business. A gain of $120 resulted from this settlement, which has been recorded in discontinued operations for the nine months ended June 30, 2003 on the accompanying consolidated statements of operations.

Note 13. Segment Information

The Company accounts for its segments in accordance with SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information”. The Company operates in two business segments: (1) vehicle components and (2) electrical components. As a result of terminating and selling certain product lines, the Company has no significant current operations in the electrical components segment. Accordingly, the operations for the three and nine months ended June 30, 2003 are presented as one segment. In the prior period the electrical components segment met certain quantitative thresholds for disclosure pursuant to SFAS No. 131, therefore financial information for the electrical components segment is shown for the three and nine months ended June 30, 2002.

	Three Months Ended June 30, 2002	Nine Months Ended June 30, 2002
Net sales by classes of similar products
Vehicle components	$ 13,423	$ 37,414
Electrical components	44	319

	$ 13,467	$ 37,733

Income (loss) from continuing operations
Vehicle components	$ 1,368	$ 2,772
Electrical components	(47)	(823)
Loss on impairment of investment - Ajay Sports	--	(3,565)

	$ 1,321	$ (1,616)

Identifiable assets
Vehicle components		$ 24,682
Electrical components		1,753
Corporate		131

Total assets - continuing operations		$ 26,566

Capital expenditures
Vehicle components	$ 409	$ 854
Electrical components	--	--

Total capital expenditures	$ 409	$ 854

Depreciation and amortization
Vehicle components	$ 472	$ 1,998
Electrical components	40	145

Total depreciation and amortization	$ 512	$ 2,143

In December 2002, the Company recorded a $100 gain from the release of escrow funds related to the sale of GeoFocus, the Company’s previously owned global positioning system business and part of the electrical components segment. The gain has been recorded in other (income) expense on the accompanying statement of operations for the nine months ended June 30, 2003.

Note 14. Labor issues and contingencies

The Company’s employees engaged in the manufacturing of vehicle components in the Portland, Oregon facility are represented by the International Union, United Automobile Workers of America and Amalgamated Local 492 (the “Union”). The five-year contract with the Union expired on August 31, 2002 and on September 9, 2002 the Union employees engaged in a strike action, which continues as of the date of this filing. The Company has continued to negotiate with the Union during the strike; however no agreement on a contract has been reached. The Company continues to operate the Portland facility with permanent replacement workers. No significant disruptions of deliveries to customers have occurred during the strike.

During the course of the strike action, the Union has filed several unfair labor practice claims. Additionally, on April 11, 2003, the Union presented the Company with an unconditional return to work offer. The Company has not re-hired the striking workers and continues to operate the Portland facility with its permanent replacement workers.

On June 2, 2003 the National Labor Relations Board (“NLRB”) served the Company with a complaint alleging the Company has engaged in various unfair labor activities related to the strike. Arguments were scheduled to be heard by an administrative law judge of the NLRB in late July 2003, however the NLRB has postponed the hearing date indefinitely.

An ultimate finding of liability on the unfair labor charges combined with the unconditional return to work offer could result in the Company being liable for back wages from April 11, 2003 until the Union workers are returned to work for an undetermined number of Union positions. If the Company has liability for one or more unfair labor practice charges, the amount for back wages could be material to the results of operations, financial condition and cash flows of the Company. We believe that these charges are without merit and will vigorously defend all such claims, and further the Company believes that the strikers have lost reinstatement rights as a result of the Union’s failure to comply with the mandatory notice requirements to the Federal Mediation and Conciliation Service and the Oregon State Conciliation Service.

In March 2003, the Company recorded a reduction to cost of sales of $112, which is included in the consolidated statements of operations for the nine months ended June 30, 2003, related to obligations for certain union employee costs recorded primarily over the first three months of fiscal 2003.

On May 12, 2003, Mr. Ziegler, our former president and chief executive officer, filed suit against the Company, American Industrial Partners, L.P.; American Industrial Partners Fund III, L.P., and American Industrial Partners Fund III Corporation in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida. In the suit, Mr. Ziegler alleges that the Company breached an “oral agreement” with Mr. Ziegler to pay him additional compensation, including a bonus of “at least” $500,000, for certain tasks performed by Mr. Ziegler while he was the Company’s president and chief executive officer and seeks additional compensation to which he claims he is entitled. The Company disputes the existence of an agreement and any liability to Mr. Ziegler.

Note 15. Employee Benefit Plans

The Company’s benefit plans were audited by the Department of Labor (“DOL”) during fiscal 2001. The Company accrued $170 in the first quarter of fiscal 2002 as an estimate of additional liability to participants of the Company’s Employee Stock Ownership Plan (“ESOP”). During the fourth quarter of fiscal 2002, the Company made payments totaling $125 into the Company’s ESOP fund at the suggestions of the DOL, and now regards itself in full compliance with DOL regulations.

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

Note 17. Subsequent Events

On July 31, 2003, a meeting of the Company’s Board of Directors (“BOD”) was held. At this meeting, the BOD approved the grant of 250,000 stock options under the 1993 Stock Option Plan to each of the four executive management members. Each grant shall have a term of five years with 20% vesting each year, with the first vesting on September 30, 2003 and an exercise price of $.66 per share, which is not less than the fair market value of the Company’s common stock at the date of grant. The BOD also authorized the grant of 10,000 stock options under the 1995 Non Employee Director Stock Option Plan to each of the three members of the BOD elected by the common and preferred shareholders, voting as a single class, at an exercise price equal to 100% of the fair market value of the Company’s common stock at the date of grant. The BOD also authorized the sale and issuance of 3,600 total shares of Series B Preferred Stock at a per share price of $100 to the four executive management members.

Williams Controls, Inc.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations
                  (Dollars in thousands, except per share amounts)

Overview

We have a significant portion of the United States market for electronic throttle controls systems (“ETC’s”) for heavy trucks and busses and a minor portion of the international markets for the same products. We sell the majority of these products directly to large original equipment manufacturers such as Freightliner, Volvo, Navistar and Paccar. We also sell our products through a network of independent distributors who sell to smaller original equipment manufacturers and to truck and bus owners as replacement parts. We also manufacture pneumatic and air control systems for the diesel heavy truck, transit bus and off-highway vehicles market. Many of the customers for these products are the same customers as for our diesel heavy truck and transit bus electronic throttle control systems.

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

To date, the Company has supplied a limited number electronic throttle controls to Ford Motor Company and General Motors. Of the total fiscal 2002 revenues of $52.5 million, sales to Ford and General Motors were approximately $5 million and were expected to increase as further passenger car and light truck lines with ETC’s were introduced. On June 30, 2003, the Company announced that it had completed a review of its strategic direction. As a result of that review, the Company will focus on supplying electronic throttle controls for heavy truck and transit busses, where it is a leading supplier of these products, and for emerging recreational and off-road products, and the Company will be seeking to divest its passenger car and light truck ETC product lines. We also manufacture sensors that we use in our automotive and a limited number of our heavy truck electronic throttle controls. We anticipate, as part of our new strategic direction, that we will also divest our sensor product lines.

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

Impairment of Long-Lived Assets

We account for the impairment of long-lived assets in accordance with FASB Statement No. 144 (SFAS 144). We test for impairment when factors indicate that the asset may not be recoverable from future undiscounted cash flows and calculate the amount of impairment using discounted cash flows. Estimates of future cash flows require judgment and may change based on, among other things, the market for our products, technology advances, and customer relationships. For the three and nine months ended June 30, 2003, there was no impairment of long-lived assets. As discussed above, the Company has announced an intent to divest its passenger car and light truck ETC product lines. The Company in accordance with SFAS 144 has evaluated for impairment its long-lived assets as of June 30, 2003 considering all assets as held in use and no impairment charge was required. The assets associated with the passenger car and light truck ETC product lines may, in the fourth quarter of fiscal year 2003, meet the criteria of assets held for sale as defined by SFAS 144. This classification could result in an impairment loss being recorded in the fourth quarter of fiscal year 2003.

Warranty and Product Recall

We provide a warranty covering defects arising from products sold. We have established a warranty reserve based on historical return rates of products. In January 2003, the Company was notified of higher than normal warranty claims on one of its electronic throttle control systems by one customer. Management is currently working with this customer to repair the defective part. Management estimates that the total potential units involved is no more that 30,000 and in the second quarter of fiscal 2003 recorded an accrual of $985 for the estimated cost of the repairs. All units that were in the customer’s inventory have been returned or replaced. The remaining possible defective parts are installed on vehicles and vehicle owners will be notified that the parts should be replaced. At June 30, 2003, the accrual related to this matter was $890.

In addition, the Company issued a product recall in late fiscal year 2001. We recorded a reserve for this product recall based on estimates of the number of units to be returned and the estimated costs of repair. At June 30, 2003, the product recall accrual was $53. All of the units that were in distributors’ inventories have been returned and replaced. The remaining possible defective units are installed on vehicles, and will be replaced if and when they fail.

The provisions for warranty requires the use of estimates about the future rates of returns and costs and such estimates are subject to change, which could be material.

Pensions and Post-retirement Benefit Obligations

We account for pensions and post-retirement benefits in accordance with FASB Statement No. 87 and FASB Statement No. 106. FASB Statement No. 87 requires the Company to calculate its pension expense and liabilities using actuarial assumptions, including a discount rate assumption and a long-term asset rate return assumption. Changes in interest rates and market performance can have a significant impact on the Company’s pension expense and future payments. FASB Statement No. 106 requires the Company to accrue the cost of post-retirement benefit obligations. The accruals are based on interest rates and the costs of health care. Changes in interest rates and health care costs could impact post-retirement expenses and future payments. The Company will revise its assumptions in the fourth quarter of fiscal year 2003 and expects a reduction in the discount rate, which will increase our minimum pension liability and result in an increase in other comprehensive loss.

Results of Operations – Three months ended June 30, 2003 compared to the three months ended June 30, 2002.

The following table sets forth, for the periods indicated, selected statements of operations data expressed as a percentage of net sales.

	Three Months Ended June 30,
	2003	2002
Net sales	100.0%	100.0%
Cost of sales	77.0	70.4

Gross margin	23.0	29.6

Operating expenses (income):
Research and development	7.7	6.4
Selling	2.8	2.7
Administration	9.3	10.7

Total operating expenses	19.8	19.8

Income from continuing operations	3.2	9.8

Interest income	--	--
Interest expense	0.8	0.5
Other income, net	(0.2)	--

Income from continuing operations before income taxes	2.6	10.3
Income tax benefit	--	1.7

Net income from continuing operations	2.6%	12.0%

Net Sales

Net sales decreased $833 or 6.2% to $12,634 in the third quarter of fiscal 2003 from $13,467 in the third quarter of fiscal 2002. The decrease in net sales is primarily due to a decrease in sales volumes of our electronic throttle control systems to both our heavy truck and transit bus customers and our automotive, pneumatic and air control systems and electrical components customers. Sales to the heavy truck and transit bus customers decreased $449 or 3.9% for the three months ended June 30, 2003 compared to the three months ended June 30, 2002. Sales of automotive electronic throttle control systems decreased $447 or 25.9% for the three months ended June 30, 2003 compared to the three months ended June 30, 2002, primarily due to elimination of sales for the Dodge Viper program, which was completed in the fourth quarter of fiscal 2002 and a significant decrease in Ford electronic throttle control system sales, due to product change overs to new models.

Gross margin

Gross margin was $2,903, or 23.0% of net sales in the third quarter of 2003, a decrease of $1,077 compared to the gross margin of $3,980, or 29.6% of net sales, in the comparable fiscal 2002 period.

Electronic throttle control system sales for heavy trucks and transit busses, which accounted for 87.9% of net sales for the three months ended June 30, 2003, showed a decrease in gross margin of 5.6% from 28.3% of net sales during the three months ended June 30, 2003 compared to 33.9% of net sales during the comparable period of fiscal 2002. The decrease in gross margin for heavy trucks and transit busses is mainly due to an increase of cost of sales due to an increase of overhead costs of approximately $330, which primarily consist of costs related to the strike. In addition, during the third quarter of 2003, the Company experienced several inefficiencies in production including providing replacement kits for defective parts. The Company does not expect these inefficiencies to continue into the next quarter. Included in gross margin for the three months ended June 30, 2002 is a reduction of warranty costs of $200 for a previously provided product recall reserve.

The overall decrease in gross margin for the three months ended June 30, 2003 also includes a decrease in gross margin for sales of electronic throttle control systems for automotive customers. Automotive electronic throttle control system sales, which accounted for 10.1% of the net sales for the three months ended June 30, 2003, had negative margin for the three months ended June 30, 2003 of (19.3%) of net sales compared to positive gross margin of 0.9% of net sales during the comparable period of fiscal 2002. The decrease in margin for automotive electronic throttle control systems is primarily due to an increase in direct material costs, scrap, labor costs due to start-up problems associated with numerous contracts and the elimination of sales for the Dodge Viper program.

Operating expenses

Operating expenses were $2,501 for the three months ended June 30, 2003 compared to $2,659 for the three months ended June 30, 2002, a decrease of $158 or 5.9%. Operating expenses as a percentage of net sales, were 19.8% for both the third fiscal quarter of 2003 and the third fiscal quarter of 2002.

Research and development expenses increased $119 or 13.9% to $975 for the third fiscal quarter of 2003 compared to $856 for the comparable period in 2002. The largest factor in higher research and development expenses was a $94 increase in research and development spending for automotive electronic throttle control systems, mainly due to a new project. The Company’s research and development expenditures will fluctuate based on the products under development at any given point in time.

Administration expenses for the three months ended June 30, 2003 of $1,173 were lower than the $1,443 for the same fiscal period in 2002, a reduction of $270 or 18.7%. This decrease is primarily due to decreases in administration expenses for the corporate office, which decreased $301 or 33.5% during the three months ended June 30, 2003 compared to the comparable period in fiscal 2002, and is attributable to a reduction in legal costs. In addition, the three months ended June 30, 2002 included a $250 fee to a former investment advisor.

Interest Expense

Interest expense increased $172 to $99 in the third quarter of fiscal 2003 from $(73) in the third quarter of fiscal 2002. Excluding the impact of the gain on settlement of interest payable of $720 discussed in Note 9 of Notes to the Consolidated Financial Statements, interest expense decreased $548. This reduction is the result of overall reduced interest rates and reduced debt levels resulting from the receipt of cash proceeds associated with the recapitalization transaction discussed in Note 8 of Notes to the Consolidated Financial Statements.

Income Taxes

The Company is in a net operating loss carry-forward position and is providing a 100% valuation allowance on all net deferred tax assets due to the uncertainty regarding their realization. Federal net operating losses are subject to provisions of the Internal Revenue Code, which potentially restrict the utilization of this type of tax attribute in the event of an “ownership change” (as defined in the Internal Revenue Code Section 382). Changes in ownership associated with the recapitalization transaction, coupled with other future changes in ownership, may significantly defer the utilization of net operating loss carry forwards in the future.

During July 2002, the Company received a refund of $276 on federal income taxes from the 1996 fiscal year and reflected this amount as an income tax benefit in the three months ended June 30, 2002. This amount was offset by payments made for certain state taxes during 2002. The refund was due to a recent change in the tax law, which allowed the Company to carry back certain net operating losses five years as opposed to two.

Net income allocable to common shareholders

Net loss allocable to common shareholders decreased to a loss of $373 for the three months ended June 30, 2003 compared to income of $1,274 in the comparative prior year period. There were higher gross margins and an income tax benefit for the three month period ended June 30, 2002 when compared to the same period of fiscal 2003. The 2003 period also included the higher accrual of dividends on preferred stock due to the recapitalization transaction in July 2002.

Results of Operations – Nine months ended June 30, 2003 compared to the nine months ended June 30, 2002.

The following table sets forth, for the periods indicated, selected statements of operations data expressed as a percentage of net sales.

	Nine Months Ended June 30,
	2003	2002
Net sales	100.0%	100.0%
Cost of sales	78.5	73.1

Gross margin	21.5	26.9

Operating expenses (income):
Research and development	7.2	6.7
Selling	2.8	2.6
Administration	9.6	12.5
Loss on impairment of investment - Ajay	--	9.4
Gain on settlement with customer	(2.5)	--

Total operating expenses	17.1	31.2

Income (loss) from continuing operations	4.4	(4.3)

Interest income	--	--
Interest expense	1.1	3.9
Other income, net	(0.4)	(0.1)

Income (loss) from continuing operations before income taxes	3.7	(8.1)
Income tax benefit	0.8	0.6

Net income (loss) from continuing operations	4.5%	(7.5)%

Net Sales

Net sales increased $186 or 0.5% to $37,919 in the first nine months of fiscal 2003 from $37,733 in the first nine months of fiscal 2002. The increase in net sales is primarily due to a significant increase in sales volumes of our electronic throttle control systems to our heavy truck and transit bus customers, which is offset by lower sales volumes of our automotive electronic throttle control systems, pneumatic and air control systems and electrical components. Sales for the nine months ended June 30, 2003 to the heavy truck and transit bus customers increased $1,839 or 5.7% compared to the same period in fiscal 2002. Sales of automotive electronic throttle control systems decreased $1,684 or 33.7% for the nine months ended June 30, 2003 compared to the nine months ended June 30, 2002, primarily due to elimination of sales for the Dodge Viper program, which was completed in the fourth quarter of fiscal 2002 and a decrease in Ford electronic throttle control system sales, due to product change overs to new models.

Gross margin

Gross margin was $8,156, or 21.5% of net sales in the first nine months of 2003, a decrease of $2,005 compared to the gross margin of $10,161, or 26.9% of net sales, in the comparable fiscal 2002 period.

Gross margins as a percentage of sales for heavy trucks and transit busses, which accounted for 90.0% of net sales for the nine months ended June 30, 2003, showed a decrease of 4.3% from 31.4% of net sales during the nine months ended June 30, 2002 compared to 27.1% of net sales during the comparable period in fiscal 2003. The decrease in gross margin for heavy trucks and transit busses is directly attributable to the Company recording a $985 warranty accrual in cost of sales related to product issues with one customer, as described in Note 11 of the Notes to the Consolidated Financial Statements. This decrease is offset by the Company recording a $181 reduction in cost of sales related to its assessment of the remaining obligation for the product recall accrual also described in Note 11. The Company also recorded a $163 reduction of cost of sales related to the settlement of warranty product recall costs as described in Note 9 of the Notes to the Consolidated Financial Statements. In addition during the second quarter of 2003, a reduction of cost of sales of $112 was recorded related to the Company’s obligations for certain union employee costs. The decrease in gross margin for heavy trucks and transit busses also includes an increase in cost of sales due to an overall increase of overhead costs, which primarily consisted of increases in strike costs. Included in cost of sales for the nine months ended June 30, 2002 is a $200 reduction in previously provided product recall reserve. Without the significant items noted above, gross margins for heavy trucks and transit busses would have been 28.7% of net sales for the nine months ended June 30, 2003 and 30.8% of net sales for the nine months ended June 30, 2002, resulting in an overall decrease of 2.1% compared to the same fiscal period in 2002.

In addition to the decrease in gross margins for heavy trucks and transit busses, the automotive electronic throttle control system sales also showed a decrease in gross margin. Automotive electronic throttle control system sales, which accounted for 8.7% of net sales for the nine months ended June 30, 2003, had negative margin for the nine months ended June 30, 2003 of 33.4% of net sales compared to negative margin of 4.2% of net sales during the comparable period of fiscal 2002. The increase in negative margin for automotive electronic throttle control systems is primarily due to an increase in direct material costs, scrap, labor costs due to start-up problems associated with numerous contracts and the elimination of sales for the Dodge Viper program.

Operating expenses

Operating expenses were $6,489 for the nine months ended June 30, 2003 compared to $11,777 for the nine months ended June 30, 2002, a decrease of $5,288 or 44.9%. Operating expenses as a percentage of net sales, were 17.1% for the first nine months of 2003, which were lower than the 31.2% for the first nine months of 2002.

The Company recorded an impairment loss of $3,565 related to its investment in and note receivable from Ajay in the second quarter of fiscal year 2002. This impairment loss was recorded based on the Company evaluating the realization of its investment in and note receivable from Ajay and determining through this assessment that the Company’s interests had been impaired. This amount has been reflected as a separate line “Loss on impairment of investment – Ajay” within operating expenses of the consolidated statements of operations for the nine months ended June 30, 2002.

In January 2003, the Company reached a settlement with a prior customer on a cancelled supply contract from 1999. Under the terms of the settlement, the Company would receive $900, of which $800 was received in January with the remaining balance being received in May 2003. Also included in this settlement was the waiver of an accounts payable obligation with a certain customer. The amount recorded for this obligation was $51. Based on this obligation being waived, this amount is included in the overall gain recognized from this settlement. The entire gain of $951 is reflected as a separate line “Gain from settlement with customer” within operating expenses of the consolidated statements of operations for the nine months ended June 30, 2003.

Of the remaining operating expenses, research and development, selling and administration costs were $7,440 or 19.6% of net sales for the nine months ended June 30, 2003 compared to $8,212 or 21.8% of net sales for the corresponding nine months in fiscal 2002.

Research and development expenses increased $211 or 8.4% to $2,726 for the first nine months of 2003 compared to $2,515 for the comparable period in 2002. The increase in research and development spending is mainly due to an increase in spending for the heavy truck and transit bus electronic throttle control systems, which increased $169 to $1,574 for the nine months ended June 30, 2003 compared to $1,405 for the first nine months of fiscal 2002. The Company’s research and development expenditures will fluctuate based on the products under development at any given point in time.

Administration expenses for the nine months ended June 30, 2003 of $3,654 were lower than the $4,735 for the same fiscal period in 2002, a reduction of $1,081 or 22.8%. This decrease is primarily due to significant decreases in administration expenses for both the Corporate office and the automotive electronic throttle control systems product line. Administration expenses for Corporate decreased $551 or 22.7% during the first nine months of fiscal 2003 compared to the first nine months of fiscal 2002. This decrease is attributable to significant reductions in payroll and legal expenses in the current year due to the completion of the recapitalization transaction, which is discussed in Note 8 in the Notes to Consolidated Financial Statements and a fee of $250 for a former investment advisor included in the nine months ended June 30, 2002. During the nine months ended June 30, 2002, the Company also entered into a settlement with the Department of Labor regarding certain of its employee benefit plans. As part of this settlement, the Company recorded $170 in expenses related to the Company’s ESOP Plan. The recording of this expense is part of the overall decrease of administrative expenses from fiscal 2002 to fiscal 2003 and at this time the Company does not expect to incur any additional expenses related to the settlement with the Department of Labor. Administrative expenses also decreased approximately $541 or 42.8% during the nine months ended June 30, 2003 because of a reduction in personnel and the consolidation of our Florida operations into one facility in Sarasota, Florida.

Interest Expense and Other Income

Interest expense decreased $1,073 or 71.4% to $426 in the first nine months of fiscal 2003 from $1,499 in the first nine months of fiscal 2002. Excluding the impact of the gain on settlement of interest payable of $720 discussed in Note 9 of Notes to the Consolidated Financial Statements, interest expense decreased $1,791. This reduction is the result of overall reduced interest rates and reduced debt levels resulting from the receipt of cash proceeds associated with the recapitalization transaction discussed in Note 8 of Notes to the Consolidated Financial Statements.

Other income increased $119 to $160 for the nine months ended June 30, 2003 from $41 in the first nine months of fiscal 2002. This increase is primarily due to recording a $100 gain from the release of escrow funds related to the sale of GeoFocus as described in Note 13 in the Notes to Consolidated Financial Statements.

Income Taxes

The Company is in a net operating loss carry-forward position and is providing a 100% valuation allowance on all net deferred tax assets due to the uncertainty regarding their realization. Federal net operating losses are subject to provisions of the Internal Revenue Code, which potentially restrict the utilization of this type of tax attribute in the event of an “ownership change” (as defined in the Internal Revenue Code Section 382). Changes in ownership associated with the recapitalization transaction, coupled with other future changes in ownership, may significantly defer the utilization of net operating loss carry forwards in the future.

A tax benefit of $300 was recorded in the nine months ended June 30, 2003 resulting from filing an amended federal 1998 tax return in the first quarter of fiscal 2003. During July 2002, the Company received a refund of $276 on federal income taxes from the 1996 fiscal year and reflected this amount as an income tax benefit for both the three and nine months ended June 30, 2002. This amount was offset by payments made for certain state taxes during 2002. The refund was due to a recent change in the tax law, which allowed the Company to carry back certain net operating losses five years as opposed to two.

Discontinued Operations

As of September 30, 2001, the Company had recorded on its consolidated balance sheet $417 related to a mortgage payable on a building of the Agricultural Equipment segment. The building’s carrying value was $0 at September 30, 2001. During the first quarter of fiscal 2002 the mortgage holder sold the building at auction for approximately the mortgage value and completely and fully released the Company from the mortgage. The Company recognized a gain from discontinued operations for the nine month period ended June 30, 2002 of $417 related to the satisfaction of the mortgage. Since the estimated fair value of the building was equal to or greater than the debt, the gain was recorded as a gain on sale of building from discontinued operations.

During the second quarter of fiscal 2003, the Company settled a lease obligation of its previously discontinued Kenco Williams business. A gain of $120 resulted from this settlement, which has been recorded in discontinued operations for the nine months ended June 30, 2003 on the accompanying statement of operations.

Net income allocable to common shareholders

Net loss allocable to common shareholders decreased to a loss of $164 for the nine months ended June 30, 2003 compared to a loss of $3,308 in the comparative prior year period. There were significantly higher interest expense and operating expenses for the nine month period ended June 30, 2002 when compared to the same period of fiscal 2003. Excluding the loss on impairment of investment for Ajay of $3,565 and the gain on sale of building from discontinued operations of $417, the net loss allocable to common shareholders for the first nine months of fiscal 2002 would have been $160. The first nine months of fiscal 2003 also included a higher accrual of dividends on preferred stock due to the recapitalization transaction in July 2002.

Financial Condition, Liquidity and Capital Resources

At June 30, 2002, we were experiencing a significant lack of liquidity and, prior to the recapitalization transaction, we had a significant amount of past due vendor debt and were on C.O.D or prepayment terms with virtually all of our suppliers of goods and services. The recapitalization plan has allowed us to address these issues and create borrowing capacity under our revolving credit line with our lender to meet our cash needs in the foreseeable future. We have returned to normal credit terms with essentially all of our suppliers. We do not anticipate any material future supply disruptions similar to those we suffered previously.

During the first nine months of fiscal 2003, net cash provided by operating activities was $3,011 compared with cash used of $272 in the first nine months of fiscal 2002. Cash flows from operations improved through net income of $1,844 compared to a net loss of $2,426 for the nine months ended June 30, 2002. This increase in cash flows from higher earnings in the first nine months of fiscal 2003 is offset by a reduction in amortization of $858 due to a decrease in bank fees and debt costs and a non-cash loss of $3,565 from the impairment of investment with Ajay. For the nine months ended June 30, 2003, there was an overall increase in cash generated from net changes in operating assets and liabilities. The Company generated cash of $256 from net changes in operating assets and liabilities in the nine months ended June 30, 2003, compared to a cash use of $2,372 from net changes in operating assets and liabilities in the same period ended June 30, 2002. This increase in cash from net changes in operating assets and liabilities is primarily due to increased collections on accounts receivable and an increase in the Company’s long-term pension obligation. Both of these increases are offset by reductions in accounts payable and increases in inventory balances.

Cash used in investing activities was $1,081 for the nine months ended June 30, 2003 compared to a cash use of $809 for the nine months ended June 30, 2002. The cash used position for the first nine months of fiscal 2003 relates to purchases of equipment of $1,099 offset by proceeds of $18 from the sale of assets and from collection of note receivables. The cash used position for the first nine months of fiscal 2002 relates to purchases of equipment of $854 offset by proceeds of $45 from the sale of assets.

Cash used in financing activities was $1,899 for the nine months ended June 30, 2003 compared to cash provided by financing activities of $1,081 for the nine months ended June 30, 2002. The change was primarily due to the prepayment of $2,139 of subordinated debt in fiscal 2003 compared to net borrowings in the first nine months of fiscal 2002. Cash provided by financing activities for the nine months ended June 30, 2002 also included a $618 net change in book overdraft.

At June 30, 2003, our contractual obligations consist of bank debt, notes payable, capital leases, and operating lease commitments. We do not have any material letters of credit, purchase commitments, or debt guarantees outstanding at June 30, 2003. Maturities of these contractual obligations consist of the following:

	Bank Debt and Notes Payable	Capital Leases	Operating Leases
2003	$4,357	$ 92	$ 88
2004	580	60	212
2005	280	59	47
2006	280	30	26
2007	210	--	4

	$5,707	$ 241	$ 377

The Company also has mandatory redeemable convertible preferred stock, which is mandatorily redeemable on July 1, 2009 for $15,000 plus accrued dividends.

Due to the reduction in interest rates and reduction in the fair value of assets, cash payments to fund our pension obligation increased significantly in fiscal 2003. However, we have $3,841 available under our revolving credit facility at June 30, 2003 plus cash at June 30, 2003 of $860, and we believe this availability along with cash provided by operations will be sufficient to meet our working capital needs on a short-term and long-term basis.

Included in the accompanying consolidated balance sheet is $1,626 of old accounts payable related to closed insolvent subsidiaries of the Company. Management does not believe they will ultimately have to pay the full amount of these payables.

Recent FASB Pronouncements

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. This statement establishes standards for how certain financial instruments with characteristics of both liabilities and equity are classified and measured. The provisions of this statement are effective at the beginning of the first interim period beginning after June 15, 2003, which will be the period ending September 30, 2003 for the Company. The Company is assessing the effect of SFAS No. 150 and expects that it is probable that the Company will need to record its mandatory redeemable Series B Preferred Stock as a liability in the Consolidated Balance Sheet and reflect dividends as interest expense.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company has $5,693 in short and long-term debt, held by its bank, with interest rates that change in accordance with the terms of the relevant debt instruments. As a result, the Company may be exposed to risks associated with future interest rate changes on its debt. The Company does not believe that a hypothetical 10 percent change in end of period interest rates would have a material effect on the Company’s cash flow.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Act”)), have concluded that as of June 30, 2003, to the best of their knowledge, the Company’s disclosure controls and procedures were effective and designed to reasonably ensure that (a) material information relating to the Company and the Company’s consolidated subsidiaries is accumulated and communicated to them, and (b) information required to be disclosed by the Company in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the required time periods.

Changes in Internal Controls

There have not been any significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect those controls subsequent to the Evaluation Date, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

On May 12, 2003, Mr. Ziegler, our former president and chief executive officer, filed suit against the Company, American Industrial Partners, L.P.; American Industrial Partners Fund III, L.P., and American Industrial Partners Fund III Corporation in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida. In the suit, Mr. Ziegler alleges that the Company breached an oral agreement with Mr. Ziegler to pay him additional compensation, including a bonus of “at least” $500,000, for certain tasks performed by Mr. Ziegler while he was the Company’s president and chief executive officer and seeks additional compensation to which he claims he is entitled. The Company disputes the existence of an agreement and any liability to Ziegler.

On June 2, 2003 the National Labor Relations Board (“NLRB”) served the Company with a complaint alleging the Company has engaged in various unfair labor activities related to the strike. Arguments were scheduled to be heard by an administrative law judge of the NLRB in late July 2003, however the NLRB has postponed the hearing date indefinitely. An ultimate finding of liability on the unfair labor charges could result in the Company being liable for back wage to the Union workers. If the Company has liability for one or more unfair labor practice charges, the amount for back wages could be material to the results of operations, financial condition and cash flows of the Company. We believe that these charges are without merit and will vigorously defend all such claims, and further the Company believes that the strikers have lost reinstatement rights as a result of the Union’s failure to comply with the mandatory notice requirements to the Federal Mediation and Conciliation Service and the Oregon State Conciliation Service.

Item 2. Changes in Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

      (a)      Exhibits

3.1	Certificate of Incorporation of the Registrant as amended. (Incorporated by reference to Exhibit 3.1 to the Registrant’s annual report on form 10-K for the fiscal year ended September 30, 1995).

3.2	Certificate to Provide for the Designation, Preferences, Rights, Qualifications, Limitations or Restrictions Thereof, of the Series A Preferred Stock, 7 1/2% Redeemable Convertible Series (Incorporated by reference to Exhibit 3.1 to the Registrant’s quarterly report on form 10-Q for the quarter ended March 31, 1998).

3.3	Certificate to Provide for the Designation, Preferences, Rights, Qualifications, Limitations or Restrictions Thereof, of the Series A-1 Preferred Stock, Non-Redeemable Convertible Series. (Incorporated by reference to Exhibit 3.3 to the Registrant’s quarterly report on form 10-Q for the quarter ended June 30, 2002).

3.4	Certificate to Provide for the Designation, Preferences, Rights, Qualifications, Limitations or Restrictions Thereof, of the Series B Preferred Stock, 15% Redeemable Convertible Series (Incorporated by reference to Exhibit (d)(v) to the Schedule TO-I/A filed on July 5, 2002).

3.5	Certificate of Elimination for Mandatory Preferred Stock (Incorporated by reference to Exhibit (d)(vi) to the Schedule TO-I/A filed on July 5, 2002).

3.6	Restated By-Laws of the Registrant as amended July 1, 2002. (Incorporated by reference to Exhibit 3.6 to the Registrant’s quarterly report on form 10-Q for the quarter ended June 30, 2002).

4.1	Series B Preferred Stock Purchase Agreement, dated May 31, 2002. (Incorporated by reference to Exhibit (d)(i) to the Schedule TO-I/A filed on June 11, 2002).

4.2	Series B Preferred Registration Rights Agreement, dated as of July 1, 2002, by and among the Company, American Industrial Partners Capital Fund III, L.P., and Dolphin Offshore Partners L.P. (Incorporated by reference to Exhibit (d)(vii) to the Schedule TO-I/A filed on July 5, 2002).

4.3	Series B Preferred Shareholder Agreement, by and among the Company, American Industrial Partners Capital Fund III, L.P., Dolphin Offshore Partners L.P. and Eubel, Brady & Suttman Asset Management, Inc. (Incorporated by reference to Exhibit (d)(viii) to the Schedule TO-I/A filed on July 5, 2002).

4.4	Series A-1 Preferred Registration Rights Agreement, dated as of July 15, 2002, by and among the Company and the holders of Series A-1 Preferred Stock. (Incorporated by reference to Exhibit 4.5 to the Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2002).

4.5	Form of Amended and Restated Subordinated Debenture Due July 1, 2004 (Incorporated by reference to Exhibit (d)(xii) to the Schedule TO-I/A filed on July 5, 2002).

4.6	Form of warrant (Incorporated by reference to Exhibit (d)(iii) to the Schedule TO-I/A filed on June 11, 2002).

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

      (b)        Reports on Form 8-K

A Current Report on Form 8-K was filed on June 2, 2003 reporting under Item 5 – Other Events, that the National Labor Relations Board (“NLRB”) served Williams Controls, Inc. with a complaint alleging the Company has engaged in various unfair labor activities related to the strike.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLIAMS CONTROLS, INC.

Date: August 14, 2003	/s/ R. EUGENE GOODSON
R. Eugene Goodson Chairman of the Board, President and Chief Executive Officer

/s/ DENNIS E. BUNDAY
Dennis E. Bunday Chief Financial Officer

Exhibit 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
REQUIRED BY RULE 13a-14(a) or RULE 15d-14(a)

I, R. Eugene Goodson, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Williams Control, Inc.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	Evaluated the effectiveness of the company’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)	Disclosed in this report any change in the company’s internal control over financial reporting that occurred during the period covered by the annual report that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting; and

5.	The company’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the company’s auditors and the audit committee of the company’s board of directors (or persons performing the equivalent functions):

a)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the company’s ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the company’s internal control over financial reporting.

Date: August 14, 2003	/s/ R. EUGENE GOODSON
R. Eugene Goodson Chief Executive Officer

Exhibit 31.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER
REQUIRED BY RULE 13a-14(a) or RULE 15d-14(a)

I, Dennis E. Bunday, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Williams Control, Inc.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	Evaluated the effectiveness of the company’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)	Disclosed in this report any change in the company’s internal control over financial reporting that occurred during the period covered by the annual report that has materially affected, or is reasonably likely to materially affect, the companys’s internal control over financial reporting; and

5.	The company’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the company’s auditors and the audit committee of the company’s board of directors (or persons performing the equivalent functions):

a)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the company’s ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the company’s internal control over financial reporting.

Date: August 14, 2003	/s/ DENNIS E. BUNDAY
Dennis E. Bunday Chief Financial Officer

Exhibit 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
REQUIRED BY RULE 13a-14(b) or RULE 15d-14(b)
AND SECTION 906 OF THE SARBANES-OXLEY ACT
OF 2002, 18 U.S.C. SECTION 1350

In connection with the Quarterly Report of Williams Controls, Inc (the “Company”) on Form 10-Q for the period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, R. Eugene Goodson, Chairman of the Board and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ R. EUGENE GOODSON
R. Eugene Goodson
Chief Executive Officer
Williams Controls, Inc
August 14, 2003

Exhibit 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER
REQUIRED BY RULE 13a-14(b) or RULE 15d-14(b)
AND SECTION 906 OF THE SARBANES-OXLEY ACT
OF 2002, 18 U.S.C. SECTION 1350

In connection with the Quarterly Report of Williams Controls, Inc (the “Company”) on Form 10-Q for the period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Dennis E. Bunday, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ DENNIS E. BUNDAY
Dennis E. Bunday
Chief Financial Officer
Williams Controls, Inc
August 14, 2003