Form 10-K
period 2003-09-30
WILLIAMS CONTROLS INC
filed 2003-12-29
CIK 854860

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: September 30, 2003
OR
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

Yes ☐        No ☒

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        As of December 1, 2003, 20,125,492 shares of Common Stock were outstanding.

        The aggregate market value of voting common shares (based upon the closing price of the shares as reported on the over the counter bulletin board) of Williams Controls, Inc. held by non-affiliates was approximately $6,695,730 as of March 31, 2003.

Documents Incorporated by Reference
Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders
to be held February 26, 2004, are incorporated by reference into Part III of this report.

Williams Controls, Inc.
Index to 2003 Form 10-K

		Page
Part I
Item 1.	Description of Business	3-7
Item 2.	Properties	7
Item 3.	Legal Proceedings	7
Item 4.	Submission of Matters to a Vote of Security Holders	8
Part II
Item 5.	Market for Registrant's Common Equity and Related Stockholder Matters	9
Item 6.	Selected Financial Data	9-10
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10-20
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	21
Item 8.	Financial Statements and Supplementary Data	22-59
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	60
Item 9A.	Controls and Procedures	60
Part III
Item 10.	Directors and Executive Officers of the Registrant	61
Item 11.	Executive Compensation	61
Item 12.	Security Ownership of Certain Beneficial Owners and Management	61
Item 13.	Certain Relationship and Related Transactions	61
Item 14.	Principal Accounting Fees and Services	61
Part IV
Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	62
Signatures		63

WILLIAMS CONTROLS, INC.
Form 10-K

Part I
(Dollar amounts in thousands, unless otherwise indicated)

        Cautionary Statement:    This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, those statements relating to development of new products, our financial condition, our ability to increase distribution of our products, integration of businesses we acquire, and disposition of any of our business lines. We use words such as "expect," "anticipate," "plan," "believe," "seek," "estimate," "future" and similar expressions to identify forward-looking statements. These forward-looking statements are subject to the business and economic risks we face. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of the factors described above and other factors described elsewhere in this document.

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

        We maintain the corporate existence of Aptek, PPT, GeoFocus, Technologies, WWT, TWI, Agrotec, Hardee and Waccamaw; however none of these have current business operations.

General

        We are a Delaware corporation formed in 1988 and currently operate solely in the vehicle components business segment. During 2003 our product lines consisted of electronic throttle control systems for the heavy truck, light truck, passenger car, transit bus and off-highway markets. We also manufacture and sell pneumatic and hydraulic controls which are used primarily in trucks, utility and off-highway equipment, transit busses and underground mining machines. On September 30, 2003 we completed the sale of our passenger car and light truck electronic throttle controls product lines to a competitor, Teleflex, Incorporated. We have retained all other portions of our business. During 2003, the automotive and light truck portion of our product line constituted approximately 9% of our total revenues.

        Historically we have also operated in the electrical components and global positioning systems business segment. As a result of terminating and selling certain product lines, by the end of fiscal 2002 we had no significant operations in that segment.

        We have a significant portion of the United States market for electronic throttle control systems for heavy trucks and busses and a minor portion of the international markets for the same products. We sell the majority of our products directly to large original equipment manufacturers such as Freightliner, Volvo, Navistar, and Paccar. We also sell our products through a network of independent distributors who sell to smaller original equipment manufacturers and to truck and bus owners as replacement parts.

        The demand for electronic throttle control systems is expanding into off highway vehicles as the major producers of those products begin to convert gasoline-powered vehicles to electronic throttle control systems. The initial electronic throttle control conversion has been in larger off highway vehicles. Demand for electronic throttle controls will depend, in part, on how quickly manufacturers proceed with the ongoing engine modifications that will require such systems in all sizes and classes of off highway vehicles.

        In 1999 we acquired an adjustable pedal technology in conjunction with the acquisition of ProActive Pedals +and began development of an additional adjustable pedal design. Adjustable foot pedals are devices which move the throttle, brake and, if applicable, the clutch pedal, closer or further away from the vehicle driver to compensate for driver heights. As a result of capital limitations in 2001 we terminated our adjustable pedal development efforts. During 2003, we entered into licensing agreements for an adjustable pedal technology which allows us to sell adjustable pedals in the heavy truck and transit bus markets. During 2003, we had no sales of adjustable pedals.

        During 2003 we also manufactured sensors that were used in our automotive, light truck and a limited number of our heavy truck electronic throttle controls. We did not have any outside customers for our sensors. We retain the rights to our sensor technology, and as part of the sale of the passenger car and light truck portion of our product line, we licensed the sensor technology for use in the passenger car and light truck applications to Teleflex. As of September 30, 2003, we do not currently produce sensors, although may do so in the future.

        Financial Restructuring    To address significant liquidity and going concern issues, we completed a series of restructuring activities in fiscal 2001 and 2002. During that time, we reduced costs, and, to reduce losses from operations closed our plastic injection molding subsidiary, PPT, a portion of our vehicle components segment in March 2001. In June, 2001 we sold the assets of our global positioning system subsidiary, GeoFocus, and our Deerfield Beach manufacturing facility to generate working capital.

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

Dispositions

        During the 1990's we invested in several businesses outside our core area of expertise. Generally, these investments were not successful and resulted in significant losses and severe liquidity constraints. As of September 30, 2003 we have disposed of all such businesses.

        Passenger Car and Light Truck    On September 30, 2003, we sold the passenger car and light truck electronic throttle control product lines to a competitor, Teleflex. This product line had included the design and production of Electronic Throttle Controls, including the related sensor, primarily for certain Ford Motor Company and General Motors product lines. For fiscal 2003, sales of this product line were approximately $5 million and were projected to increase as further passenger car and light truck lines were introduced.

        Electrical Components and Global Positioning System    Historically, our electrical components product line had included the design and production of microcircuits, cable assemblies, sensors and other electronic products used in the telecommunication, computer and transportation industries. As indicated above, however, we have phased out substantially all of our electrical component products.

        Previously, we manufactured and distributed a global positioning system product line, GeoFocus, which included commuter railroad train tracking and agricultural cyber-farming systems using global positioning and geographic information technology. This operation, whose financial results were not material to us as a whole, was sold in June 2001.

        Agriculture Equipment    In 2000 we completed the sale of the agriculture operations. This business produced spraying equipment for the lawn care, nursery and pest control industries and mowers used in farming and maintenance.

Competition

        While we believe we are the market leader in the market for electronic throttle control systems for heavy trucks and transit busses manufactured in the U.S., the markets for our products are highly competitive. Certain of our competitors are independent suppliers with substantial financial resources and significant technological capabilities. Our competitive position varies among our product lines.

        The major competitors for our electronic throttle controls include Teleflex, VDO, and Felsted. We believe we are the largest domestic producer of electronic throttle control systems in the diesel heavy truck and transit bus markets. We also have a minor portion of the international market. We have only one primary competitor in the United States, Teleflex, in the diesel heavy truck market and transit bus market, however several companies, including KSR, Dura, Hella, AB Denso and CTS, that primarily compete in the passenger car and light truck market may attempt to compete in the heavy truck and transit bus market.

        We also manufacture pneumatic and hydraulic control systems for the diesel heavy truck, transit bus and off-highway vehicles markets. The market for these pneumatic and hydraulic control systems is highly competitive and characterized by many highly fragmented competitors. Many of the customers for these products are the same customers as for our diesel heavy truck and transit bus electronic throttle control systems.

        When choosing among competing electronic throttle control systems, we believe purchasers of these systems focus on price, quality, value added engineering and reputation. In addition, we believe attainment of the ISO 9001 and QS 9000 quality certifications is critical to qualifying as a supplier. Our Portland Oregon manufacturing facility has attained these certifications.

Marketing and Distribution

        We sell our products to customers in the truck, heavy equipment and automotive industries. For the years ended September 30, 2003, 2002, and 2001, Freightliner accounted for 21%, 20% and 18%, Navistar accounted for 11%, 11% and 12%, Volvo accounted for 14%, 13% and 9%, General Motors accounted for 3%, 4% and 7% and Ford accounted for 3%, 4% and 5% of net sales from continuing operations, respectively. Approximately 31%, 28% and 16% of net sales in fiscal 2003, 2002, and 2001 respectively, were to customers outside of the United States, primarily in Canada, Belgium, Mexico, Korea and Sweden, and, to a lesser extent in other European countries, South America, Pacific Rim nations and Australia.

        Prior to fiscal 2002 approximately 95% of our sales were to consumers of products within our vehicle components segment, however as a result of the sale of GeoFocus and the phase out of substantially all of our electrical component products, virtually all of our sales are now to customers of the vehicle components segment. In fiscal 2003, approximately 82% of our sales were from sales of electronic throttle controls, with the remainder being sales of pneumatic and hydraulic control systems.

Environment

        We produce small quantities of hazardous wastes in our operations. Substantial liability may result from the failure to properly handle hazardous wastes. We use our best efforts to ensure that all hazardous wastes are handled in accordance with applicable federal, state and local laws and regulations.

        We have identified certain contaminants in the soil of our Portland, Oregon manufacturing facility, which we believe were discharged on the property by a previous property owner. Based on the results of tests and an analysis of current regulations, we believe we are currently in compliance with environmental regulations and that we have indemnity claims against the prior owner for any expenses that may be incurred in the future.

Government Regulation

        Our vehicle component products must comply with the National Traffic and Motor Vehicle Safety Act of 1966, as amended, and regulations promulgated there under, which are administered by the National Highway Traffic Safety Administration ("NHTSA"). If, after an investigation, NHTSA finds that we are not in compliance with any of its standards or regulations, among other things, it may require that we recall products found not to be in compliance, and repair or replace such products. During fiscal 2003, we had no product recalls. During fiscal 2001, we had one product recall related to weld failures on certain electronic throttle control systems produced for the diesel heavy truck market. We have made all required disclosures to NHTSA and are testing, repairing or replacing the defective parts as necessary. We estimate that the total potential units involved are no more than 15,000 units, and, at September 30, 2003 have recorded an accrual of $50. We are not aware of any instances of non-compliance with the statute and applicable regulations.

Product Research and Development

        We conduct engineering, research and development and quality control activities to improve the performance, reliability and cost-effectiveness of our products. Our engineering staff works closely with our customers to design and develop new products and to adapt existing products for new applications. During fiscal 2003, 2002 and 2001 the Company spent $3,575, $3,549 and $4,005, respectively, on these activities for continuing operations. We anticipate that these expenses will decrease in the future with the sale of our passenger car and light truck product lines.

Patents and Trademarks

        We believe our products generally have strong name recognition in their respective markets. We have obtained a number of product patents, which expire at various times. We consider each patent to be of value and aggressively protect our rights against infringement throughout the world. We own two patents (expiring in 2009) that we believe improve the marketability of certain of our diesel heavy truck electronic throttle control systems. We do not consider that the loss or expiration of either patent would materially adversely affect us because of our history of quality and close working relationships, including engineering services, with our customers however, competition in the market for diesel heavy truck electronic throttle control systems could increase without these patents.

        During fiscal 2003 we obtained a license agreement for use of an adjustable pedal design for our heavy truck and transit bus product lines. This agreement requires an initial payment of $200 and royalty payments based on the number of units sold. The agreement is for a period of two years and is renewable annually if certain sales thresholds are met. Additionally, as part of the sale of our passenger car and light truck product lines to Teleflex, we obtained the right to use certain of Teleflex's adjustable pedal patents in exchange for Teleflex receiving licenses for certain of our patents.

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

Raw Materials; Reliance on Single Source Suppliers

        We produce certain of our products from raw materials, including brass, aluminum, steel, plastic, rubber and zinc, which currently are widely available at reasonable terms. There are currently multiple manufacturers that make sensors specifically for our diesel heavy truck and transit bus electronic throttle control systems. We manufacture foot pedals using a contact position sensor manufactured by Caterpillar, Inc., which is used exclusively on Caterpillar engines. Caterpillar supplies this sensor and requires that its sensor be used on all Caterpillar engines; therefore, we do not consider the Caterpillar sensor supply to be at risk. We purchase other component parts from suppliers, none of which is considered a single source supplier. Although these suppliers have been able to meet our needs on a timely basis, and appear to be willing to continue being suppliers there is no assurance that a disruption in a supplier's business, such as a strike, would not disrupt the supply of a component.

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

Employees

        Our employees engaged in the manufacturing and vehicle components in the Portland, Oregon facility are represented by the International Union, United Automobile Workers of America and Amalgamated Local 492. On August 17, 2003 the Company and the union signed a new five year agreement which expires on August 31, 2008. The prior contract expired on August 31, 2002 and on September 9, 2002 the union employees engaged in a strike action, which continued until the ratification of the new contract. During the strike, the union made numerous unfair labor practice charges. As part of the strike settlement agreement, all unfair labor practice charges were dropped, with no financial liability to the company.

Item 2. Properties (Dollars in thousands)

        We own the 120,000 square feet manufacturing facility and office building in Portland, Oregon. We believe the Portland facility is adequate for our existing needs and the needs of the foreseeable future.

        Until September 30, 2003, we leased approximately 43,000 square feet of production and administrative office space in Sarasota., Florida. The lease for this facility was assumed by Teleflex Incorporated as part of the sale of the passenger car and light truck product lines.

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

        Mr. Thomas Itin, the Company's former Chairman of the board and former President and Chief Executive Officer of the Corporation, had guaranteed certain investments in and advances to Ajay Sports, Inc., an affiliate of the Company. Mr. Itin is an officer and shareholder of Ajay Sports, Inc. Mr. Itin filed suit in Michigan seeking a determination as to the enforceability of these guarantees. We filed suit against Ajay Sports, Inc. and Mr. Itin in Oregon seeking payment of all amounts due from Ajay Sports, Inc. and Mr. Itin. In November 2002, we settled all claims in both lawsuits related to Ajay Sports, Inc. and Mr. Itin. As part of the settlement, we retained a $2,500 interest in the notes receivable owed to the Company by Ajay Sports, Inc.; however, no amounts have been recorded on the financial statements for these interests. Additionally, as part of the settlement, although the Company believed the guarantees of Mr. Itin were enforceable, based on the Company's evaluation of the ultimate collectability of the guarantees, including the cost of collections, Mr. Itin was relieved of his guaranty obligation.

Item 4. Submission of Matters to a Vote of Security Holders

        The Company's annual meeting for 2003 was held on July 31, 2003, for the purpose of electing directors. The proposal to elect directors was adopted by a vote of the shareholders present in person or by proxy.

Part II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

        Our common stock is quoted on the over the counter bulletin board ("OTC Bulletin Board") under the symbol "WMCO."

        The range of high and low bid-closing quotations for our common stock for each fiscal quarter for the past two fiscal years is as follows:

	2003
Quarter Ended
	High	Low
December 31, 2002	$0.40	$0.25
March 31, 2003	$0.51	$0.27
June 30, 2003	$0.51	$0.38
September 30, 2003	$0.62	$0.39
	2002
Quarter Ended
	High	Low
December 31, 2001	$0.87	$0.46
March 31, 2002	$0.72	$0.41
June 30, 2002	$0.85	$0.41
September 30, 2002	$0.65	$0.28

        There were 460 record holders of our common stock as of December 1, 2003. We have never paid a dividend with respect to our common stock and have no plans to pay a dividend to the common stock in the foreseeable future.

Item 6. Selected Financial Data (Dollars in thousands—except per share amounts)

        Consolidated Statement of Operations Data:

	Year ended September 30
	2003(1)(2)	2002(3)	2001(4)	2000(5)	1999(6)
Net sales from continuing operations	$51,919	$52,504	$55,082	$67,725	$61,422
Net income (loss) from continuing operations	816	(2,345)	(9,602)	(16,744)	(3,928)
Net income (loss)	936	(961)	(9,602)	(16,744)	(9,359)
Loss from continuing operations per common share — basic	(0.06)	(0.15)	(0.54)	(0.88)	(0.24)
Loss from continuing operations per common share — diluted	(0.06)	(0.15)	(0.54)	(0.88)	(0.24)
Net loss per common share — basic	(0.05)	(0.08)	(0.54)	(0.88)	(0.54)
Net loss per common share — diluted	(0.05)	(0.08)	(0.54)	(0.88)	(0.54)
Cash dividends per common share	—	—	—	—	—

        Consolidated Balance Sheet Data:

	Year ended September 30
	2003(1)(2)	2002(3)	2001(4)	2000(5)	1999(6)
Current Assets	$18,684	$15,157	$14,178	$20,561	$27,777
Current Liabilities	17,481	16,266	33,710	40,279	18,865
Working Capital (deficit)	1,203	(1,109)	(19,532)	(19,718)	8,912
Total Assets	24,907	26,322	29,339	49,149	64,504
Long Term liabilities	24,569	9,915	6,337	7,826	27,433
Redeemable Preferred Stock	—	13,109	—	—	—
Shareholder's equity (deficit)	(17,143)	(12,968)	(10,708)	1,044	18,206

Note: The above amounts reflect the Automotive Accessories and Agricultural Equipment segments as discontinued operations.

(1)
The 2003 data includes a gain on a settlement with a customer of $951 and a gain of $120 from discontinued operations. See Notes 8 and 18 of Notes to Consolidated Financial Statements.

(2)
In 2003, the Company adopted Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (SFAS No. 150). In accordance with SFAS No. 150, the redeemable preferred stock of $16,072 at September 30, 2003 is included in long-term liabilities. In addition, dividends and accretion on redeemable preferred stock is classified as interest expense since July 1, 2003 in the consolidated statement of operations data.

(3)
The 2002 data includes losses on impairment of investment in Ajay, Inc. of $3,565 and gain of $1,384 from discontinued operations. See Notes 5 and 18 of Notes to Consolidated Financial Statements

(4)
The 2001 data includes losses on impairment of assets related to the Company's ProActive Pedal and PPT operations of $4,366 and $1,796, respectively. Also included in the 2001 data were gains on sale of land and buildings at Aptek and sale of GeoFocus of $1,837 and $2,486, respectively. See Notes 16 and 17 of Notes to Consolidated Financial Statements.

(5)
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

(6)
The 1999 data includes the acquisition of ProActive Pedal made in July, 1999. Net sales, loss from operations (including expense of $1,750 for acquired in-process research and development), and total assets related to this acquisition were $55, ($2,066) and $6,320, respectively. The 1999 loss from continuing operations also includes a loss from impairment of assets of $5,278.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

  (Dollars in thousands—except per share amounts)

        This section summarizes the significant factors affecting our consolidated operating results, financial condition and liquidity position for the three year period ended September 30, 2003. This section should be read in conjunction with our Consolidated Financial Statements and related notes appearing elsewhere in this document. See "Cautionary Statement" contained at the beginning of this report.

Overview

        We have a significant portion of the United States market for electronic throttle controls systems for heavy trucks and busses and a minor portion of the international markets for the same products. We also manufacture pneumatic and hydraulic control systems for the diesel heavy truck, transit bus and off-highway vehicles market. Many of the customers for these products are the same customers as for our diesel heavy truck and transit bus electronic throttle control systems. On September 30, 2003 we completed the sale of our passenger car and light truck electronic throttle control product lines. During 2003, net sales of passenger car and light truck electronic throttle controls constituted approximately 9% of our total revenues.

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

Results of Operations—Year-ended September 30, 2003 Compared to Year-ended September 30, 2002

        Our net income from continuing operations was $816 in fiscal 2003 compared to a loss of $2,345 in fiscal 2002. The fiscal 2003 net income from continuing operations of $816 includes a gain on a settlement with a customer of $951. The fiscal 2002 net loss from continuing operations of $2,345 includes an asset impairment loss of $3,565 related to our investment in Ajay Sports, Inc. (Ajay) and approximately $757 of expenses related to the recapitalization transaction completed in July 2002. Excluding these significant items, we generated larger income from continuing operations in fiscal 2002 compared to fiscal 2003. This is attributed to higher warranty costs for heavy truck and transit bus electronic throttle control systems in 2003 and more significantly due to the higher negative margins generated from sales of our passenger car and light truck electronic throttle control systems in 2003. We sold the assets of the passenger car and light truck product lines on September 30, 2003 and we believe that income from continuing operations in the future will benefit from this sale (See Note 17 of the Notes to Consolidated Financial Statements). On August 17, 2003 the Company signed a new five year agreement with its union employees. The prior union contract expired on August 31, 2002 and on September 9, 2002 the union employees engaged in a strike action, which continued until the ratification of the new contract. No significant disruptions of deliveries to customers occurred during the strike.

Net Sales

        Net sales decreased $585, or 1.1% to $51,919 in the year ended September 30, 2003 compared to $52,504 in the year ended September 30, 2002.

        Increases in sales volumes of our electronic throttle control systems to our heavy truck and transit bus customers were offset by lower sales volumes of our passenger car and light truck electronic throttle control systems, pneumatic and hydraulic control systems. Net sales to our heavy truck and transit bus customers in fiscal 2003 increased $992 or 2.2% compared to fiscal 2002. This increase is offset by a decrease in overall net sales of electronic throttle controls to our passenger car and light truck customers of $1,289 or 21.9%.

Gross Margin

        Gross margin was $10,967, or 21.1% of sales in fiscal 2003, a decrease of $3,647 compared to the gross margin of $14,614, or 27.8% of sales in fiscal 2002. The decline in gross margin resulted from a combination of higher warranty costs for heavy truck and transit busses electronic throttle control systems and start up problems related to several of our passenger car and light truck contracts. Gross margins as a percentage of sales for heavy trucks and transit busses, which accounted for 90% of net sales during the year ended September 30, 2003, showed a decrease of 4.6% from 32.6% of net sales for fiscal 2002 compared to 28.0% of net sales during fiscal 2003. The decrease in gross margin for heavy trucks and transit busses is primarily attributable to the Company recording a $1,321 warranty reserve in cost of sales related to product issues with one customer, as described in Note 2 of the Notes to Consolidated Financial Statements. This decrease is partially offset by the Company recording a $198 reduction in cost of sales related to its assessment of the remaining obligation for the product recall identified in fiscal 2001, also described in Note 2. The Company also recorded a $163 reduction in cost of sales in 2003 related to the settlement of accounts payable related to this warranty product recall as described in Note 8. In addition, the Company recorded a $320 reduction in benefit obligation for the Post Retirement Plan in 2003, as discussed in Note 12. Included in cost of sales for the year ended September 30, 2002 is a $200 reduction in a previously provided product warranty recall reserve. Without the significant items noted above, gross margins for heavy trucks and transit busses would have been 30.1% of net sales in fiscal 2003 and 32.2% of net sales in fiscal 2002, resulting in an overall decrease of 2.1% compared to the same period in fiscal 2002.

        In addition to the decrease in gross margins for heavy trucks and transit busses, the passenger car and light truck electronic throttle control system sales also showed a decrease in gross margin. Passenger car and light truck electronic throttle control system sales, which accounted for 9% of net sales during fiscal 2003, had negative gross margins in fiscal 2003 of 46.8% of net sales compared to positive margin of 3.6% of net sales during fiscal 2002. The resulting negative margin for passenger car and light truck electronic throttle control systems in fiscal 2003 is primarily due to an increase in direct material costs, scrap, labor costs due to start-up problems associated with numerous contracts and the elimination of sales for the Dodge Viper program. In addition, the Company recorded a $225 warranty reserve in cost of sales related to higher than anticipated warranty claims with one customer, as described in Note 2 of the Notes to Consolidated Financial Statements.

        We believe that consolidated gross margins in the future will increase as a result of the sale of our passenger car and light truck electronic throttle control assets, as described in Note 17, which generated negative margins in fiscal 2003.

Operating Expenses

        Operating expenses were $9,409 for the year ended September 30, 2003 compared to $15,249 for the year ended September 30, 2002, a decrease of $5,840 or 38.3%. Operating expenses as a percentage of net sales were 18.1% for fiscal 2003, compared to 29.0% for fiscal 2002.

        The Company recorded an impairment loss of $3,565 related to its investment in and note receivable from Ajay in the second quarter of fiscal year 2002. This impairment loss was recorded based on the Company evaluating the realization of its investment in and note receivable from Ajay and determining through this assessment that the Company's interests had been impaired. This amount has been reflected as a separate line "Loss on impairment of investment—Ajay" within operating expenses of the consolidated statements of operations for the year ended September 30, 2002.

        In the second quarter of fiscal 2003, the Company reached a settlement with a prior customer on a cancelled supply contract from 1999. Under the terms of the settlement, the Company received $900, of which $800 was received in January 2003 with the remaining balance received in May 2003. Also included in this settlement was the waiver of an accounts payable obligation of $51 with a certain customer. Based on this obligation being waived, this amount is included in the overall gain recognized from this settlement. The entire gain of $951 is reflected as a separate line "Gain from settlement with customer" within operating expenses of the consolidated statements of operations for the year ended September 30, 2003.

        Of the remaining operating expenses, research and development, selling and administration costs were $10,360 or 20.0% of net sales for the year ended September 30, 2003 compared to $11,684 or 22.3% of net sales for the corresponding period in fiscal 2002.

        Research and development expenses remained constant between periods. We expect research and development expenses to decrease in the future based on the sale of our passenger car and light truck product lines, as discussed in Note 17 in the Notes to Consolidated Financial Statements.

        Selling expenses increased $111 or 8.2% to $1,460 for fiscal 2003 compared to $1,349 for the comparable period in 2002. The increase in selling expenses is mainly due to an increase in spending for heavy truck and transit bus electronic throttle control systems, which increased $208 to $987 for the year ended September 30, 2003 compared to $779 for the year ended September 30, 2002.

        Administration expenses for the year ended September 30, 2003 of $5,325 were lower than the $6,786 for the same fiscal period in 2002, a reduction of $1,461 or 21.5%. This decrease is primarily due to significant reductions in officer's salaries and legal expenses of $1,292. These reductions are attributable to our improved financial condition and due to the completion of the recapitalization transaction, which is discussed in Note 7 in the Notes to Consolidated Financial Statements. In addition, a fee of $250 to a former investment advisor is included in fiscal 2002. During the year ended September 30, 2002, the Company also entered into a settlement with the Department of Labor regarding certain of its employee benefit plans. As part of this settlement, the Company recorded $170 in expenses related to the Company's ESOP Plan. The recording of this expense is part of the overall decrease of administrative expenses from fiscal 2002 to fiscal 2003 and at this time the Company does not expect to incur any additional expenses related to the settlement with the Department of Labor. Administrative expenses also decreased approximately $330 or 19.9% during fiscal 2003 because of a reduction in personnel and other expenses for our passenger car and light truck product lines.

Interest and Other Expenses

        Interest expense on debt decreased $1,128 or 68.3% to $523 for the year ended September 30, 2003 from $1,651 in fiscal 2002. Excluding the impact of the gain on settlement of interest payable in fiscal 2002 of $720 discussed in Note 8, interest expense decreased $1,848. This reduction is the result of overall reduced interest rates and reduced debt levels resulting from the receipt of cash proceeds associated with the recapitalization transaction discussed in Note 7 of Notes to Consolidated Financial Statements. We expect interest expense on debt will continue to decline in fiscal 2004 as a result of reduced debt associated with the applying the cash proceeds received from the sale of assets from the passenger car and light truck product line as discussed in Note 17.

        Interest expense on preferred stock relates to dividends accrued on the Series B Preferred Stock during the fourth quarter of fiscal 2003 and the related accretion. Based on the guidelines of Statement of Financial Accounting Standards No. 150 (SFAS No. 150), the Company must now record all accrued dividends associated with the Series B Preferred Stock as a component of interest expense. Prior to the fourth quarter of fiscal 2003, all accrued dividends on the Series B Preferred Stock were recorded as a component of net loss allocable to common shareholders.

        Other (income) expenses was income of $182 in fiscal 2003 compared to expenses of $190 in fiscal 2002. This increase in other income is primarily due to recording a $100 gain in fiscal 2003 from the release of escrow funds related to the sale of GeoFocus as described in Note 20 in the Notes to Consolidated Financial Statements. The $190 of other expenses in fiscal 2002 relates to costs from the exchange of Series A-1 Preferred Stock for Series A Preferred Stock.

Income Taxes

        The Company is in a net operating loss carry-forward position and is providing a 100% valuation allowance on all net deferred tax assets due to the uncertainty regarding their realization. Federal net operating losses are subject to provisions of the Internal Revenue Code, which potentially restrict the utilization of this type of tax attribute in the event of an "ownership change" (as defined in the Internal Revenue Code Section 382). Changes in ownership associated with the recapitalization transaction discussed in Note 7, coupled with other future changes in ownership, may significantly defer the utilization of net operating loss carry forwards in the future.

        A tax benefit of $305 was recorded in the year ended September 30, 2003, which is primarily attributable to a refund from the federal 1998 tax return, and was received in the first quarter of fiscal 2003. During July 2002, the Company received a refund of $276 on federal income taxes from the 1996 fiscal year and reflected this amount as an income tax benefit in fiscal 2002. This amount was offset by payments made for certain state taxes during 2002. The refunds in fiscal 2003 and 2002 were due to a recent change in the tax law, which allowed the Company to carry back certain net operating losses five years as opposed to two.

Discontinued Operations

        During the second quarter of fiscal 2003, the Company settled a lease obligation of its previously discontinued Kenco Williams business. A gain of $120 resulted from this settlement, which has been recorded in discontinued operations for the year ended September 30, 2003 on the accompanying consolidated statements of operations.

        As of September 30, 2001, the Company had recorded obligations on its consolidated balance sheet of $1,216 related to the discontinued Agricultural Equipment segment. The $1,216 was comprised of a $417 mortgage payable on a building of the Agricultural Equipment segment and an additional obligation to a former owner of $799. The building's carrying value was $0 at September 30, 2001. During the first quarter of fiscal 2002 the mortgage holder sold the building at auction for approximately the mortgage value and completely and fully released the Company from the mortgage. The Company recognized a gain from discontinued operations of $417 related to the satisfaction of the mortgage. Since the estimated fair value of the building was equal to or greater than the debt, the gain was recorded as a gain on sale of building from discontinued operations. Additionally, in the fourth quarter of fiscal 2002, the Company satisfied the obligation to the prior owner by transferring to the prior owner all remaining machinery and equipment and inventory for a complete release of the $799 obligation. The carrying value of the inventory and machinery and equipment was $0 at September 30, 2001. The Company recognized a gain from discontinued operations of $799 related to the satisfaction of the obligation. The gain was recorded as a gain from discontinued operations. The Company also recognized a net gain of $168 in the fourth quarter of fiscal 2002 related to the settlement of other obligations of the discontinued Agricultural Equipment segment.

Net Loss allocable to common shareholders

        Net loss allocable to common shareholders decreased to $1,075, or $0.05 per fully diluted share, in the year ended September 30, 2003, compared to $1,604, or $0.08 per fully diluted share, in the year ended September 30, 2002. This improvement in our results from operations was due to the factors described above, specifically, higher interest expense and operating expenses in fiscal 2002 compared to fiscal 2003. Net loss allocable to common shareholders in fiscal 2002 included a $923 adjustment arising from the exchange of the Series A Preferred Stock for the Series A-1 Preferred Stock, offset by preferred stock dividends and accretion on the Series B Preferred Stock of $1,566. Fiscal 2003 included a higher accrual of dividends on preferred stock, resulting in $2,011 of preferred stock dividends and accretion on Series B Preferred Stock. As discussed above, effective July 1, 2003 and forward, the Series B Preferred stock dividends and accretion are classified as interest expense pursuant to SFAS No. 150.

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

        Sales in the vehicle component business segment were essentially unchanged at $52,185 compared to $52,188 in fiscal 2001. Increased sales from our electronic throttle control systems, pneumatic and other product of $4,025, or 8.4%, were offset by loss of sales resulting from the closure of PPT in March 2001. The increased sales of electronic throttle control systems were due to improved economic conditions in the United States and worldwide, additional customers, entry into the Asian truck market and purchases by truck manufacturers prior to new federal emission standards being implemented. The electrical components and global positioning system business segment net sales for fiscal 2002 were $319, a decrease of $2,575 from the 2001 sales levels. Sales from this segment were significantly lower during fiscal 2002 as we phased out a number of our electrical component products in fiscal 2001 and sold the global positioning system product line in June 2001. The activity of this business segment has declined to the point that it is insignificant when viewed in context with our total operations.

Gross Margin

        Gross margin was $14,614, or 27.8% of sales in fiscal 2002, an increase of $4,369 compared to the gross margin of $10,245, or 18.6% of sales in fiscal 2001. The increased gross profit margin was the result of higher sales levels of the electronic throttle control system and pneumatic product lines, which have higher gross margins than some of our other product lines, lower operating costs resulting from combining our two Florida manufacturing facilities into one facility in January, 2002 and elimination of the PPT manufacturing facility, which had a negative margin of $2,194 in fiscal 2001. In addition, our liquidity constraints during the first two quarters of the 2001 fiscal year caused disruptions in our materials flow, resulting in production inefficiencies and higher shipping costs, thereby reducing gross profit margins. We did not experience any significant materials flow disruptions during the last half of fiscal 2001 or during fiscal 2002.

Operating Expenses

        Operating expenses for research and development, selling and administration, but excluding gains or losses on sale, disposition or impairment of assets, were $11,684 in fiscal 2002 compared to $13,578 in 2001. The decrease of $1,894, or 14%, was primarily the result of the elimination of the expenses associated with the PPT manufacturing facility, and should continue into the future as the expenses incurred at PPT will not be incurred at other manufacturing operations. Operating expenses, excluding the gains and loss on Impairment of assets, as a percentage of net sales, were 22.3% in fiscal 2002 and lower than the 24.7% in fiscal 2001.

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

        Fiscal 2002 administrative expenses of $6,786 were lower than the $8,261 of administrative expenses incurred in fiscal 2001 due to the closure of PPT and the sale of GeoFocus. Excluding administrative expenses related to PPT and GeoFocus, administrative expenses were essentially unchanged, and as a percent of sales, total administrative expenses were 12.9% in fiscal 2002 compared to 15.0% in fiscal 2001 as a result of increased sales.

Interest and Other Expenses

        Interest expense decreased $2,859 or 63.4%, to $1,651 in fiscal 2002 from $4,510 in fiscal 2001. This reduction is the result of lower interest on reduced debt levels for the first three quarters of fiscal 2002, lower overall interest rates, reductions in the amortization of costs related to obtaining financing in fiscal 2001, and a reversal of $720 on the favorable settlement of interest payable to one of our major vendors. The receipt of the cash proceeds from the sale of Series B Preferred Stock on July 1, 2002 reduced our need for borrowing during the fourth quarter of the fiscal year ended September 30, 2002. Other (income) expenses were $190 in 2002 compared to income of ($77) in 2001. The increase was due to costs related to the exchange of our Series A-1 preferred stock with Series A preferred stock. We expect interest will continue to decline as a result of reduced debt.

Income Taxes

        We are in a net operating loss carry-forward position and are providing a 100% valuation allowance on all deferred tax assets due to the uncertainty regarding their realization. During July 2002 we received a refund of $276 on federal taxes from the 1996 fiscal year and reflected this amount as an income tax benefit. This amount was offset by payments made for certain state taxes during 2002. The refund was due to a recent change in the tax law that allowed us to carry-back certain net operating losses five years as opposed to two. Federal net operating losses are subject to provisions of the Internal Revenue Code which restrict the utilization of this type of tax attribute in the event of an "ownership change" (as defined in the Internal Revenue Code Section 382). Changes in ownership resulting from the recapitalization transaction discussed in Note 7 coupled with any future changes in ownership may significantly defer the utilization of net operating loss carry-forwards in the future.

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

Financial Condition, Liquidity and Capital Resources

        Prior to the recapitalization transaction in fiscal 2002, which is discussed in Note 7 of the Notes to Consolidated Financial Statements, we were experiencing a significant lack of liquidity. The recapitalization plan allowed us to address this issue and create borrowing capacity under our revolving credit line with our lender to meet our cash needs in the foreseeable future. During fiscal 2003, we generated cash from continuing operations of $3,014 compared to a cash use of $2,723 in fiscal 2002. We believe we will continue to generate positive cash from continuing operations due to our improved financial condition and due to the sale of assets of our passenger car and light truck product lines, as discussed in Note 17 in the Notes to Consolidated Financial Statements, which generated significant losses in fiscal 2003 primarily due to start-up costs. In addition, subsequent to September 30, 2003, we used proceeds from the sale of assets of our passenger car and light truck product lines to reduce our bank debt obligations. Proceeds were used to pay off the entire outstanding balance of the bank revolving credit facility, the outstanding balance of Term Loan B and a portion of Term Loan A. Our remaining bank debt after applying these proceeds was $575 at October 31, 2003. Availability under our revolving credit facility at October 31, 2003 is $7,553 compared to $3,854 at September 30, 2003.

        Net cash provided by continuing operations was $3,014 in fiscal 2003, compared to a cash use from continuing operations of $2,723 in fiscal 2002. Cash flows from operations improved in fiscal 2003 through net income of $936 compared to a net loss of $961 in fiscal 2002. Cash flows from operations also increased in fiscal 2003 due to a $1,384 non-cash gain from discontinued operations compared to $120 in 2003. In addition, fiscal 2003 included $731 of non cash interest expense for preferred dividends and Series B accretion compared to $0 in fiscal 2002. These increases in cash flows are offset by a reduction in depreciation and amortization of $938 and a non-cash loss of $3,565 from the impairment of investment with Ajay. For the year ended September 30, 2003, there was an overall decrease in cash used from net changes in operating assets and liabilities. The Company had a cash use of $25 from net changes in operating assets and liabilities in fiscal 2003 compared to a cash use of $5,833 in fiscal 2002. This decrease in cash used in operations is primarily due to increased cash collections on accounts receivable and an increase in the Company's long-term pension obligation. In addition, fiscal 2002 included significant reductions in accounts payable and accrued expenses based on using proceeds from the recapitalization transaction to pay down past due vendor payables.

        Net cash used for investing activities was $1,259 in 2003 compared to $1,181 in fiscal 2002. The cash used in fiscal 2003 was comprised of purchases of equipment of $1,285 offset by proceeds of $26 from the sales of assets and from collection on note receivables. The cash used in fiscal 2002 included purchases of equipment of $1,229 offset by proceeds from the sale of assets of $48.

        Net cash used for financing activities was $2,483 for fiscal 2003 compared to cash provided by financing activities of $4,838 in fiscal 2002. In fiscal 2003, net payments on debt and capital lease obligations were $2,646 and included the prepayment of $2,139 of subordinated debt. Fiscal 2003 also included $119 of financing costs related to the recapitalization and $73 from the redemption of Series A Preferred Stock. These net payments in 2003 were partially offset by proceeds from the issuance of additional Series B Preferred Stock of $355. In fiscal 2002, net proceeds from the issuance of the Series B Preferred Stock of $10,485 funded net payments on debt and capital lease obligations of $5,287 and financing costs related to the recapitalization of $167.

        At September 30, 2003, our contractual obligations consisted of bank debt, capital leases obligations, and operating lease commitments. We do not have any material letters of credit, purchase commitments, or debt guarantees outstanding at September 30, 2003. Maturities of these contractual obligations consist of the following:

	Bank Debt	Capital Leases	Operating Leases
2004	$4,610	$60	$46
2005	280	59	35
2006	38	30	17

	$4,928	$149	$98

        As discussed above, subsequent to September 30, 2003, proceeds from the sale of assets of the passenger car and light truck product lines were used to repay a significant portion of the bank debt. Accordingly, the above maturities include a majority of the bank debt as due in fiscal year 2004.

        The Company has mandatory redeemable convertible Series B Preferred Stock, which is mandatorily redeemable on July 1, 2009 for $15,355 plus accrued dividends.

        As discussed in the Notes to Consolidated Financial Statements, the Company has obligations at September 30, 2003 related to its pension plans and post retirement medical plan of $6,855 and $3,338, respectively, of which $2,098 is expected to be paid in fiscal 2004.

        The Company also provides an accrual for warranty claims for products sold. Refer to Note 2 in the Notes to Consolidated Financial Statements.

        Due to reduction in interest rates and reduction in the fair value of assets, cash payments to fund our pension obligation increased significantly in 2003 and will be significant in 2004. However, we have $3,854 available under our revolving credit facility at September 30, 2003 ($7,553 at October 31, 2003)

plus cash at September 30, 2003 of $101, and we believe this availability along with cash provided by operations will be sufficient to meet our working capital needs on a short-term and long-term basis.

        Included in the accompanying consolidated balance sheet is $1,596 of old accounts payable related to closed insolvent subsidiaries of the Company. Management does not believe they will ultimately have to pay the full amount of these payables.

Recently Adopted Accounting Standards

        In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements in this interpretation are effective for financial statements of interim or annual periods ending after December 31, 2002. The Company adopted the disclosure provisions of this interpretation in the second quarter of fiscal 2003.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment to SFAS No. 123." This statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted the disclosure provisions of this statement in the second quarter of fiscal 2003.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". This statement establishes standards for how certain financial instruments with characteristics of both liabilities and equity are classified and measured. The provisions of this statement are effective at the beginning of the first interim period beginning after June 15, 2003, which is the fiscal year ended September 30, 2003 for the Company. Upon adoption of SFAS No. 150 in the fourth quarter of fiscal 2003, the Company has recorded its mandatory redeemable Series B Preferred Stock as a liability in the accompanying Consolidated Balance Sheet. In addition, dividends and accretion associated with the mandatory redeemable Series B Preferred Stock for the fourth quarter of fiscal 2003 have been recorded as a separate component of interest expense in the Consolidated Statements of Operations. See Note 15 in Notes to Consolidated Financial Statements.

Labor Negotiations

        Our employees engaged in the manufacturing of vehicle components in the Portland, Oregon facility are represented by the International Union, United Automobile Workers of America and Amalgamated Local 492. On August 16, 2003, the Company and the union signed a new five year agreement which expires on August 31, 2008. The prior contract expired on August 31, 2002 and on September 9, 2002 the union employees engaged in a strike action, which continued until the ratification of the new contract. During the strike, the union made numerous unfair labor practice charges. As part of the strike settlement agreement, all unfair labor practice charges were dropped, with no financial liability to the Company.

Critical Accounting Policies

        In response to the SEC's Release No. 33-8040, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies," we have identified the most critical accounting principles upon which our financial status depends. We have determined the critical principles considering accounting policies that involve the most complex decisions or assessments. We identified the most critical accounting policies to be those related to impairment of long-lived assets, warranty and product recall, and pensions and post-retirement benefit obligations.

  Impairment of Long-Lived Assets

        We account for the impairment of long-lived assets in accordance with Financial Accounting Standards Board (FASB) Statement No. 144 (SFAS 144). We test for impairment when factors indicate that the asset may not be recoverable from future undiscounted cash flows and calculate the amount of impairment using discounted cash flows. Estimates of future cash flows require judgment and may change based on, among other things, the market for our products, technology advances, and customer relationships. For the years ended September 30, 2003 and 2002, there were no significant impairments of long-lived assets.

  Warranty and Product Recall

        We provide a warranty covering defects arising from products sold. We have established a warranty accrual based on historical return rates of products and amounts for significant and specific warranty issues. In January 2003, the Company was notified of higher than normal warranty claims on one of its electronic throttle control systems by one customer. Management is working with this customer to repair the defective part. During the second quarter of 2003, an accrual of $985 was recorded for the estimated cost of the repairs. An additional accrual of $336 was recorded in the fourth quarter of 2003 based on actual results to date and the Company's assessment of its remaining obligation. In addition, the Company issued a product recall in late fiscal year 2001. We recorded an accrual for this product recall based on estimates of the number of units to be returned and the estimated costs of repair. In September 2003, the Company was notified of higher than normal warranty claims on one of its passenger car and light truck electronic throttle control systems by one customer. During the fourth quarter of 2003, an accrual of $225 was recorded for the estimated cost of the repairs. While we believe our estimates are reasonable, they are subject to change and such change could be material.

  Pensions and Post-retirement Benefit Obligations

        We account for pensions and post-retirement benefits in accordance with FASB Statement No. 87 and FASB Statement No. 106. FASB Statement No. 87 requires us to calculate our pension expense and liabilities using actuarial assumptions, including a discount rate assumption and long-term asset rate of return assumption. Changes in interest rates and market performance can have a significant impact on our pension expense and future payments. FASB Statement No. 106 requires the Company to accrue the cost of post-retirement benefit obligations. The accruals are based on interest rates and the costs of health care. Changes in interest rates and health care costs could impact the post-retirement expenses and future payments.

        The Company provides health care and life insurance benefits for certain of its retired employees, which includes prescription drug benefits ("Post Retirement Plan"). In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("Act") was passed whereby a prescription drug benefit under Medicare was enacted as well as a federal subsidy to sponsors of retiree health care plans. Any measures of the APBO or net periodic postretirement benefit cost in the financial statements or accompanying notes do not reflect the effects of the Act on the Post Retirement Plan. The Company is unable to determine at this time the expected impact of this law.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

        We have approximately $4,900 in short and long term debt, held by our bank, with interest rates that change in accordance with the terms of the relevant debt instruments. As a result, we are exposed to risks associated with future interest rate changes on our debt. We do not believe that a hypothetical 10 percent change in end of period interest rates would have a material effect on our cash flow from operations.

Item 8. Financial Statements and Supplementary Data

Williams Controls, Inc.
Index to Consolidated Financial Statements

See pages 64-65 for Index to Exhibits

INDEPENDENT AUDITORS' REPORT

To The Board of Directors of
Williams Controls, Inc.:

        We have audited the 2003 and 2002 consolidated financial statements of Williams Controls, Inc. and subsidiaries as listed in the accompanying index. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The 2001 consolidated financial statements of Williams Controls, Inc. and subsidiaries as listed in the accompanying index were audited by other auditors who have ceased operations. Those auditors' report dated January 11, 2002 on those financial statements was unqualified and included an explanatory paragraph that stated the Company had suffered recurring losses from operations, was out of compliance with its debt covenants, was in default on payment of certain debt and had significant negative working capital. Those matters raised substantial doubt about the Company's ability to continue as a going concern, and the financial statements did not include any adjustments related to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the 2003 and 2002 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Williams Controls, Inc. and subsidiaries as of September 30, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

        In fiscal year 2003, the Company adopted Statement of Financial Accounting Standard No. 150, as discussed in Note 15 to the consolidated financial statements. In addition, as discussed in Note 8 to the consolidated financial statements, in fiscal year 2002, the Company adopted early application of Statement of Financial Accounting Standard No. 145.

/s/ KPMG LLP

KPMG LLP
Portland, Oregon,
December 19, 2003

THIS REPORT IS A CONFORMED COPY
OF THE REPORT PREVIOUSLY ISSUED BY
ARTHUR ANDERSEN LLP AND HAS NOT BEEN REISSUED BY THAT FIRM

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

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Williams Controls, Inc. and subsidiaries as of September 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2001, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Arthur Andersen LLP
ARTHUR ANDERSEN LLP

January 11, 2002
Portland, Oregon

ARTHUR ANDERSEN LLP WERE THE INDEPENDENT ACCOUNTANTS FOR WILLIAMS CONTROLS, INC. UNTIL JULY 22, 2002. REPRESENTATIVES OF ARTHUR ANDERSEN LLP ARE NOT AVAILABLE TO PROVIDE THE CONSENT REQUIRED FOR THE INCORPORATION BY REFERENCE OF THEIR REPORT ON THE FINANCIAL STATEMENTS OF WILLIAMS CONTROLS, INC. APPEARING IN THIS ANNUAL REPORT INTO REGISTRATION STATEMENTS FILED BY WILLIAMS CONTROLS, INC. WITH THE SECURITIES AND EXCHANGE COMMISSION AND CURRENTLY EFFECTIVE UNDER THE SECURITIES ACT OF 1933. BECAUSE ARTHUR ANDERSEN LLP HAVE NOT CONSENTED TO THE INCORPORATION BY REFERENCE OF THEIR REPORT, THE INVESTOR WILL NOT BE ABLE TO RECOVER AGAINST ARTHUR ANDERSEN LLP UNDER SECTION 11 OF THE SECURITIES ACT OF 1933 FOR ANY UNTRUE STATEMENTS OF MATERIAL FACT CONTAINED IN THE FINANCIAL STATEMENTS AUDITED BY ARTHUR ANDERSEN LLP THAT ARE CONTAINED IN THIS REPORT OR ANY OMISSIONS TO STATE A MATERIAL FACT REQUIRED TO BE STATED THEIRIN.

Williams Controls, Inc.
Consolidated Balance Sheets
(Dollars in thousands, except per share information)

	September 30, 2003	September 30, 2002
ASSETS
Current Assets:
Cash and cash equivalents	$101	$829
Trade accounts receivable, less allowance of $139 and $334 in 2003 and 2002, respectively	7,015	8,280
Other accounts receivable	7,185	484
Inventories, net	4,053	4,940
Prepaid expenses and other current assets	330	624

Total current assets	18,684	15,157
Property, plant, and equipment, net	5,647	10,530
Other assets, net	576	635

Total assets	$24,907	$26,322

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$4,027	$5,326
Accrued expenses	8,796	6,856
Current portion of long-term debt and capital leases	4,658	4,084

Total current liabilities	17,481	16,266
Long-term Liabilities:
Long-term debt and capital lease obligations	402	1,483
Employee benefit obligations	8,095	6,293
Subordinated debt	—	2,139
Mandatory redeemable Convertible Series B Preferred Stock, net (153,550 issued and outstanding at September 30, 2003)	16,072	—
Mandatory redeemable Convertible Series B Preferred Stock, net (150,000 issued and outstanding at September 30, 2002)	—	13,109
Shareholders' Deficit:
Preferred stock ($.01 par value, 50,000,000 authorized)
Series A-1 (77,550 issued and outstanding at September 30, 2003 and 2002, respectively)	1	1
Series A (150 and 650 issued and outstanding at September 30, 2003 and 2002, respectively)	—	—
Common stock ($.01 par value, 50,000,000 authorized; 20,125,492 and 19,928,522 issued and outstanding at September 30, 2003 and 2002, respectively)	201	199
Additional paid-in capital	22,224	23,559
Accumulated deficit	(33,400)	(32,325)
Treasury stock (130,200 shares at September 30, 2003 and 2002, respectively)	(377)	(377)
Other comprehensive loss—Pension liability adjustment	(5,792)	(4,025)

Total shareholders' deficit	(17,143)	(12,968)
Commitments and contingencies

Total liabilities and shareholders' deficit	$24,907	$26,322

See accompanying notes to Consolidated Financial Statements.

Williams Controls, Inc.
Consolidated Statements of Shareholders' Equity (Deficit)
(Dollars in thousands)

	Issued Series A-1 Preferred Stock		Issued Series A Preferred Stock		Issued Common Stock
								Retained Earnings (Accumulated Deficit)
							Additional Paid-in Capital		Treasury Stock	Note Receivable	Pension Liability Adjustment	Shareholders' Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, September 30, 2000	—	$—	78,400	$1	19,921,114	$199	$21,744	$(20,023)	$(377)	$(500)	$—	$1,044
Net loss	—	—	—	—	—	—	—	(9,602)	—	—	—	(9,602)
Dividends on preferred stock	—	—	—	—	—	—	—	(1,096)	—	—	—	(1,096)
Warrants issued in connection with Subordinated debt	—	—	—	—	—	—	870	—	—	—	—	870
Adjustment for change in conversion price of preferred stock	—	—	—	—	—	—	455	—	—	—	—	455
Change in pension liability adjustment	—	—	—	—	—	—	—	—	—	—	(2,379)	(2,379)

Balance, September 30, 2001	—	—	78,400	1	19,921,114	199	23,069	(30,721)	(377)	(500)	(2,379)	(10,708)
Net loss	—	—	—	—	—	—	—	(961)	—	—	—	(961)
Common stock issued from conversion of preferred stock	—	—	(200)	—	7,408	—	—	—	—	—	—	—
Dividends on preferred stock and accretion for Series B preferred stock	—	—	—	—	—	—	—	(1,566)	—	—	—	(1,566)
Accrued dividends reclassified to preferred stock	—	—	—	—	—	—	1,413	—	—	—	—	1,413
Redemption of Series A preferred stock for Series A-1	77,550	1	(77,550)	(1)	—	—	(923)	923	—	—	—	—
Write off of note receivable	—	—	—	—	—	—	—	—	—	500	—	500
Change in pension liability adjustment	—	—	—	—	—	—	—	—	—	—	(1,646)	(1,646)

Balance, September 30, 2002	77,550	1	650	—	19,928,522	199	23,559	(32,325)	(377)	—	(4,025)	(12,968)
Net income	—	—	—	—	—	—	—	936	—	—	—	936
Dividends on preferred stock and accretion for Series B preferred stock	—	—	—	—	—	—	—	(2,011)	—	—	—	(2,011)
Accrued dividends reclassified to liabilities	—	—	—	—	—	—	(1,413)	—	—	—	—	(1,413)
Common stock issuance	—	—	—	—	196,970	2	128	—	—	—	—	130
Redemption of Series A preferred stock	—	—	(500)	—	—	—	(50)	—	—	—	—	(50)
Change in pension liability adjustment	—	—	—	—	—	—	—	—	—	—	(1,767)	(1,767)

Balance, September 30, 2003	77,550	$1	150	$—	20,125,492	$201	$22,224	$(33,400)	$(377)	$—	$(5,792)	$(17,143)

See accompanying notes to Consolidated Financial Statements.

Williams Controls, Inc.
Consolidated Statements of Operations
(Dollars in thousands, except share and per share information)

	For the year ended September 30,
	2003	2002	2001
Net sales	$51,919	$52,504	$55,082
Cost of sales	40,952	37,890	44,837

Gross margin	10,967	14,614	10,245
Operating expenses (income)
Research and development	3,575	3,549	4,005
Selling	1,460	1,349	1,312
Administration	5,325	6,786	8,261
Gain on settlement with customer	(951)	—	—
Loss on impairment of investment—Ajay	—	3,565	—
Gain on sale of land and building—Aptek	—	—	(1,837)
Gain on sale of GeoFocus	—	—	(2,486)
Loss on impairment of assets—PPT, net	—	—	1,796
Loss on impairment of assets—ProActive	—	—	4,366

Total operating expenses	9,409	15,249	15,417

Income (loss) from continuing operations	1,558	(635)	(5,172)
Other (income) expenses:
Interest income	(25)	—	(3)
Interest expense—Debt	523	1,651	4,510
Interest expense—Series B Preferred Stock dividends and accretion	731	—	—
Other (income) expense	(182)	190	(77)

Total other expenses	1,047	1,841	4,430
Income (loss) from continuing operations before income taxes	511	(2,476)	(9,602)
Income tax benefit	305	131	—

Net income (loss) from continuing operations	816	(2,345)	(9,602)
Discontinued operations:
Gain from sale of assets and settlement of obligations	120	1,384	—

Net income (loss)	936	(961)	(9,602)
Adjustment for redemption of preferred stock—Series A to A-1	—	923	—
Preferred dividends and accretion for Series B Preferred Stock	(2,011)	(1,566)	(1,096)

Net loss allocable to common shareholders	$(1,075)	$(1,604)	$(10,698)

Loss per common share from continuing operations—basic	$(0.06)	$(0.15)	$(0.54)
Income per common share from discontinued operations—basic	0.01	0.07	—

Net loss per common share—basic	$(0.05)	$(0.08)	$(0.54)

Weighted average shares used in per share calculation—basic	20,104,986	19,927,667	19,921,114
Loss per common share from continuing operations—diluted	$(0.06)	$(0.15)	$(0.54)
Income per common share from discontinued operations—diluted	0.01	0.07	—

Net loss per common share—diluted	$(0.05)	$(0.08)	$(0.54)

Weighted average shares used in per share calculation—diluted	20,104,986	19,927,667	19,921,114

See accompanying notes to Consolidated Financial Statements.

Williams Controls, Inc.
Consolidated Statements of Comprehensive Loss
(Dollars in thousands)

	For the year ended September 30,
	2003	2002	2001
Net income (loss)	$936	$(961)	$(9,602)
Change in pension liability adjustment	(1,767)	(1,646)	(2,379)

Comprehensive loss	$(831)	$(2,607)	$(11,981)

See accompanying notes to Consolidated Financial Statements.

Williams Controls, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)

	For the year ended September 30,
	2003	2002	2001
Cash flows from operating activities:
Net income (loss)	$936	$(961)	$(9,602)
Adjustments to reconcile net income (loss) to net cash provided by (used in) continuing operations:
Gain from discontinued operations	(120)	(1,384)	—
Loss from sale and disposal of fixed assets	84	495	122
Gain from reversal of patent license liability	—	(580)	—
Depreciation and amortization	1,734	2,672	3,993
Interest expense—Series B Preferred Stock dividends and accretion	731	—	—
Gain on settlement with customer	(51)	—	—
Loss on Debt modification	—	23	—
Gain on settlement of liabilities	(275)	(720)	—
Loss on impairment of investment—Ajay	—	3,565	—
Gain on sale of land and building—Aptek	—	—	(1,837)
Gain on sale of GeoFocus	—	—	(2,486)
Loss on impairment of assets—PPT, net	—	—	1,796
Loss on impairment of assets—ProActive	—	—	4,366
Changes in working capital of continuing operations:
Receivables	194	(533)	2,859
Inventories	(66)	(215)	3,231
Accounts payable and accrued expenses	(601)	(4,403)	731
Other	448	(682)	587

Net cash provided by (used in) operating activities of continuing operations	3,014	(2,723)	3,760

Cash flows from investing activities:
Payments for property, plant and equipment	(1,285)	(1,229)	(1,583)
Proceeds from sale of assets	12	48	—
Proceeds from collection of notes receivable	14	—	—
Investment in and loans to affiliate	—	—	(1,450)
Proceeds from sale of land and building	—	—	5,750
Proceeds from sale of GeoFocus	—	—	3,150
Other, net	—	—	200

Net cash provided by (used in) investing activities of continuing operations	(1,259)	(1,181)	6,067

Cash flows from financing activities:
Net proceeds from issuance of Series B Preferred Stock	355	10,485	—
Financing costs related to recapitalization	(119)	(167)	—
Net repayments of debt and lease obligations	(507)	(2,287)	(14,479)
Net proceeds from (repayment of) subordinated debt	(2,139)	(3,000)	4,576
Redemption of Series A Preferred Stock and payment of dividends	(73)	—	—
Preferred dividends	—	—	(147)
Net change in book overdraft	—	(193)	193

Net cash provided by (used in) financing activities of continuing operations	(2,483)	4,838	(9,857)

Cash flows from discontinued operations:
Net cash used in operations	—	(105)	—

Net cash used in discontinued operations	—	(105)	—
Net increase (decrease) in cash and cash equivalents	(728)	829	(30)
Cash and cash equivalents at beginning of year	829	—	30

Cash and cash equivalents at end of year	$101	$829	$—

See attached Supplemental disclosure of cash flow information and non-cash investing and financing activities.

Williams Controls, Inc.
Conslidated Statements of Cash Flows (Continued)
(Dollars in thousands)

	For the year ended September 30,
	2003	2002	2001
Supplemental disclosure of cash flow information:
Interest paid	$515	$1,708	$3,556
Income taxes (refunds), net	$(228)	$(231)	$—

Supplemental disclosure of non-cash investing and financing activities:
Preferred dividends accrued but not paid and Series B accretion	$1,996	$1,566	$494
Pension liability adjustment	1,898	1,613	2,588
Increase in other receivables from sale of passenger car and light truck product lines	6,833	—	—
Issuance of common stock for services previously accrued	130	—	—
Issuance of notes receivable for sale of property	89	—	—
Dividends transferred to (from) equity	(1,413)	1,413	—
Accrued interest/fees converted to debt	—	397	—
Gain from sale of assets and settlement of liabilities from discontinued operations	—	1,384	—
Subordinated debt converted to Series B Preferred Stock	—	2,000	—
Adjustment for redemption of Series A in exchange for Series A-1 preferred stock	—	923	—
Debt modification fee accrued	—	225	300
Dividends for implied return on preferred stock	—	—	455
Secured subordinated debt issuance cost	—	—	57
Secured subordinated debt discount	—	—	813
Settlement of PPT leases	—	—	2,832

See accompanying notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
Years Ended September 30, 2003, 2002 and 2001
(Dollars in thousands, except share and per share amounts)

Note 1. Summary of Operations and Current Events

        Williams Controls, Inc., including its wholly-owned subsidiaries, Williams Controls Industries, Inc. ("Williams"); Aptek Williams, Inc. ("Aptek"); Premier Plastic Technologies, Inc. ("PPT"); ProActive Acquisition Corporation ("ProActive"); WMCO-Geo ("GeoFocus"); NESC Williams, Inc. ("NESC"); Williams Technologies, Inc. ("Technologies"); Williams World Trade, Inc. ("WWT"); Techwood Williams, Inc. ("TWI"); Agrotec Williams, Inc. ("Agrotec") and its 80% owned subsidiaries Hardee Williams, Inc. ("Hardee") and Waccamaw Wheel Williams, Inc. ("Waccamaw") is herein referred to as the "Company" or "Registrant". The subsidiaries are detailed as follows:

Continuing Subsidiaries

        Williams Controls Industries, Inc.:    Manufactures vehicle components sold primarily in the commercial vehicle industry.

        NESC Williams, Inc.:    Installs conversion kits to allow vehicles to use compressed natural gas and provides natural gas well metering services.

Inactive subsidiaries

        ProActive Acquisition Corporation:    Through September 30, 2003 manufactured electronic throttle controls and adjustable pedal systems for passenger vehicles. Developed and produced electronic sensors. See Note 17 of Notes to Consolidated Financial Statements.

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

        WMCO-Geo:    Developed train tracking and cyber-farming systems using global positioning systems ("GPS") and geographical information systems ("GIS"). This operation was sold in June 2001. See Note 17 of Notes to Consolidated Financial Statements.

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

        In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", management reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. Recoverability of these assets is determined by comparing the forecasted non-discounted net cash flows of the operation to which the assets relate, to the carrying amount of such assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell. The Company adopted SFAS No. 144 in fiscal year 2003 and it did not have a material effect on our financial position or results of operations. Prior to SFAS No. 144, the Company evaluated long lived assets for impairment pursuant to SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of".

Goodwill and Intangible Assets

        The Company adopted SFAS 142, "Goodwill and Other Intangible Assets" effective with the 2002 fiscal year. Goodwill, which represents the excess of cost over net assets of acquired companies, is no longer being amortized and is evaluated for impairment using fair value. During the fourth quarter of fiscal 2003, the Company recorded an impairment charge for the remaining goodwill balance of $36 associated with NESC based on the Company's assessment of the goodwill's fair value. Prior to fiscal 2002, at each balance sheet date, management assessed whether there had been an impairment in the carrying value of cost in excess of net assets of businesses acquired, primarily by comparing current and projected operating income and annual cash flows, on an un-discounted basis, with the related annual amortization expenses. In fiscal 2001, the Company recorded an impairment charge of $4,366 related to the remaining carrying value of ProActive Pedals' goodwill and intangible assets. See Note 16 of Notes to Consolidated Financial Statements.

Concentration of Risk and Sales by Customer

        For the years ended September 30, 2003, 2002 and 2001, Freightliner accounted for 21%, 20% and 18%, Navistar accounted for 11%, 11% and 12%, Volvo accounted for 14%, 13% and 9%, General Motors accounted for 3%, 4% and 7% and Ford accounted for 3%, 4% and 5% of net sales from continuing operations, respectively. Approximately 31%, 28% and 16% of net sales in fiscal 2003, 2002 and 2001 respectively, were to customers outside of the United States, primarily in Canada, Belgium, Mexico and Sweden, and, to a lesser extent, in other European countries, South America, Pacific rim nations and Australia.

Debt Issuance Costs

        Costs incurred in the issuance of debt financing are amortized over the term of the debt agreement, approximating the effective interest method, and are included in other assets on the accompanying balance sheets.

Revenue Recognition

        The Company recognizes revenue when the earnings process is complete. This occurs when products are shipped in accordance with terms of agreements, title and risk of loss transfers to customers, collection is probable, and pricing is fixed or determinable.

Product Warranty

        In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements in this interpretation are effective for financial statements of interim or annual periods ending after December 31, 2002.

        The Company establishes a product warranty reserve based on a percentage of product sales. The established reserve is based on historical return rates of products and amounts for significant and specific warranty issues, and is included in accrued expenses on the accompanying Consolidated Balance Sheets. The warranty is limited to a specified time period, mileage or hours of use, and varies by product and application. The Company has provided a reserve, which in the opinion of management is adequate to cover such warranty costs. Following is a reconciliation of the changes in the Company's warranty reserve for the year ended September 30, 2003 as required by FIN 45.

Balance at September 30, 2002	$1,293
Payments	(851)
Additional accruals	2,315
Accrual adjustments	(325)

Balance at September 30, 2003	$2,432

        In January 2003, the Company was notified of higher than normal warranty claims on one of its electronic throttle control systems by one customer. Management is currently working with its customer to repair the defective part. Management estimates that the total potential units involved is no more than 30,000 units and in the second quarter of fiscal 2003 recorded an accrual of $985 for the estimated cost of the repairs. All units that were in the customer's inventory have been returned or replaced. The remaining possible defective parts are installed on vehicles and vehicle owners will be notified that the parts should be replaced. During the fourth quarter of fiscal 2003, the Company reassessed this reserve and recorded an additional accrual of $336 based on actual results to date and the Company's assessment of its remaining obligation. At September 30, 2003, the accrual was $1,092 and is included in the amounts above.

        During fiscal 2001, the Company had one product recall related to weld failures on certain ETC's produced for the heavy truck markets. The Company has made all required disclosures to the National Highway Traffic Safety Administration (NHTSA) and are testing, repairing or replacing the defective parts as necessary. Management estimated that the total potential units involved are no more than 15,000 units. In fiscal year 2001, the Company recorded an accrual of $674 for the recall. At September 30, 2003 and 2002, the product recall accrual was $50 and $283, respectively. During fiscal 2003, accrual adjustments of $198 were recorded related to a reduction of this product recall accrual, which was based on the Company's assessment of its remaining obligation for this recall at that time. All of the units that were in distributors' inventories have been returned and replaced. The remaining possible defective units are installed on vehicles, and will be replaced if and when they fail.

        In fiscal 2003, the Company recorded a $127 reduction in its general warranty reserve based on the Company's assessment of its obligations and revision of its accrual rate based on historical returns. In addition, the Company recorded a $175 warranty reserve during 2003 related to products sold from our passenger car and light truck product lines during fiscal 2003. The Company's obligation for products sold by these product lines relates only to products sold prior to September 30, 2003 as the assets of the passenger car and light truck product lines were sold on September 30, 2003, as discussed in Note 17 to the Notes to Consolidated Financial Statements. In September 2003, the Company was notified of higher than normal warranty claims on one of its passenger car and light truck electronic throttle control systems by one customer. Management estimates that the total potential units involved is no more than 7,300 units and in the fourth quarter of fiscal 2003 recorded an accrual of $225 for the estimated cost of the repairs. The units involved only include electronic throttle controls that were shipped prior to the sale of our passenger car and light truck product lines on September 30, 2003 as discussed in Note 17.

Research and Development Costs

        Research and development costs are expensed as incurred.

Income Taxes

        Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statement of operations in the period that includes the enactment date. The realizability of the deferred tax assets and liabilities are assessed periodically to determine if a valuation allowance should be recognized.

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

        Basic earnings per share ("EPS") and diluted EPS are computed using the methods prescribed by Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Basic EPS is calculated using the weighted-average number of common shares outstanding for the period and diluted EPS is computed using the weighted-average number of common shares and the dilutive impact of common equivalent shares outstanding.

        Following is a reconciliation of basic EPS and diluted EPS from continuing operations:

	Year Ended September 30, 2003			Year Ended September 30, 2002
	Income (loss)	Shares	Per Share Amount	Loss	Shares	Per Share Amount
Income (loss) from continuing operations	$816			$(2,345)
Less—Preferred dividends and accretion for Series B preferred stock	(2,011)			(1,566)
Plus—Adjustment for redemption of Series A in exchange for Series A-1 Preferred stock	—			923

Basic EPS—
Loss allocable to common shareholders from continuing operations	(1,195)	20,104,986	$(0.06)	(2,988)	19,927,667	$(0.15)

Effect of dilutive securities—
Stock options and warrants	—	—	—	—
Preferred Stock—Series A	—	—	—	—
Preferred Stock—Series A-1	—	—	—	—
Preferred Stock—Series B	—	—	—	—
Convertible subordinated debt	—	—	—	—

Diluted EPS—
Loss allocable to common shareholders from continuing operations	$(1,195)	20,104,986	$(0.06)	$(2,988)	19,927,667	$(0.15)

	Year ended September 30, 2001
	Loss	Shares	Per Share Amount
Loss from continuing operations	$(9,602)
Less—Preferred dividends	(1,096)

Basic EPS—
Loss allocable to common shareholders from continuing operations	(10,698)	19,921,114	$(0.54)

Effect of dilutive securities—
Stock options and warrants	—	—
Convertible preferred stock	—	—
Convertible subordinated debt	—	—

Diluted EPS—
Loss allocable to common Shareholders from continuing operations	$(10,698)	19,921,114	$(0.54)

        At September 30, 2003, 2002 and 2001, the Company had options and warrants covering 7,731,819, 8,730,060 and 6,392,373 shares, respectively of the Company's common stock outstanding that were not considered in the respective diluted EPS calculations since they would have been anti-dilutive. In 2003, 2002 and 2001, conversion of the preferred shares, and in 2002 and 2001 conversion of the convertible subordinated debt would have been anti-dilutive and, therefore, was not considered in the computation of diluted earnings per share.

Fair Value of Financial Instruments

        The carrying values of the Company's accounts receivables and payables approximate fair values primarily because of the short maturity of these instruments. The fair values of the Company's current and long-term debt approximated its carrying values. The carrying value of redeemable preferred stock at September 30, 2003 is recorded at fair value based on the rate implicit in the issuance of the stock. At September 30, 2002, the carrying value of the subordinated debt approximated fair value.

Stock-Based Compensation

        During 1995, the Financial Accounting Standards Board ("FASB") issued SFAS 123 which defines a fair value based method of accounting for employee stock options and similar equity instruments and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Entities electing to continue to use the accounting treatment in APB 25 must make pro forma disclosures of net earnings (loss) and, if presented, earnings per share, as if the fair value based method of accounting defined in SFAS 123 had been adopted. In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment to SFAS No. 123." This statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted the disclosure provisions of this statement in the second quarter of fiscal 2003.

        The Company has chosen to continue to account for its stock-based compensation plans under APB 25; however, the company has computed, for pro forma disclosure purposes, the value of all options granted during the years ended September 30, 2003, and 2002, using the Black-Scholes option pricing model as prescribed by SFAS 123 using the following weighted average assumptions for grants. There were no option grants during the year ended September 30, 2001:

	2003	2002
Risk-free interest rate	3.45%	4.50%
Expected dividend yield	0%	0%
Expected lives	7 years	7 years
Expected volatility	100%	100%

        Using the Black-Scholes methodology, the total value of options granted during the years ended September 30, 2003 and 2002, was $434 and $304, respectively, which would be amortized on a pro forma basis over the vesting period of the options (typically five years). The weighted average per share fair value of options granted during the years ended September 30, 2003 and 2002, was $.41 and $.28 respectively. If the Company had accounted for its stock-based compensation plans using the fair value-

based method in accordance with SFAS No.123, the Company's net loss and net loss per share would approximate the pro forma disclosures below:

	Year Ended September 30, 2003	Year Ended September 30, 2002	Year Ended September 30, 2001
Net loss allocable to common shareholders as reported	$(1,075)	$(1,604)	$(10,698)
Add: Stock-based employee compensation recorded	—	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(197)	(304)	(663)

Pro forma net loss	$(1,272)	$(1,908)	$(11,361)

Earnings (loss) per share:
Basic—as reported	$(0.05)	$(0.08)	$(0.54)
Basic—pro forma	$(0.06)	$(0.10)	$(0.57)
Diluted—as reported	$(0.05)	$(0.08)	$(0.54)
Diluted—pro forma	$(0.06)	$(0.10)	$(0.57)

        The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. SFAS No.123 does not apply to awards prior to the year ended September 30, 1996, and additional awards are anticipated in future years.

Recently Adopted Accounting Standards

        In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements in this interpretation are effective for financial statements of interim or annual periods ending after December 31, 2002. The Company adopted the disclosure provisions of this interpretation in the second quarter of fiscal 2003.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment to SFAS No. 123." This statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted the disclosure provisions of this statement in the second quarter of fiscal 2003.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". This statement establishes standards for how certain financial instruments with characteristics of both liabilities and equity are classified and measured. The provisions of this statement are effective at the beginning of the first interim period beginning after June 15, 2003, which is the fiscal year ended September 30, 2003 for the Company. Upon adoption of SFAS No. 150 in the fourth quarter of fiscal 2003, the Company has recorded its mandatory redeemable Series B Preferred Stock as a liability in the accompanying Consolidated Balance Sheet. In addition, dividends and accretion associated with the mandatory redeemable Series B Preferred Stock for the fourth quarter of fiscal 2003 have been recorded as a separate component of interest expense in the Consolidated Statements of Operations. See Note 15 in Notes to Consolidated Financial Statements.

Use of Estimates in the Preparation of Financial Statements

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made; however, actual results could differ materially from these estimates.

Reclassifications

        Certain amounts previously reported in the 2002 financial statements have been reclassified to conform to the 2003 financial statement classifications.

Note 3. Inventories

        Inventories consist of the following at September 30:

	2003	2002
Raw material	$2,843	$3,294
Work in process	477	574
Finished goods	733	1,072

	$4,053	$4,940

        The reduction in inventories is primarily due to the sale of assets related to the passenger car and light truck product lines on September 30, 2003.

Note 4. Property, Plant and Equipment

        At September 30, property, plant and equipment consist of the following:

	2003	2002
Land and land improvements	$828	$849
Buildings	2,596	2,877
Machinery and equipment	7,626	10,408
Office furniture and equipment	3,854	3,911
Construction in process	503	2,293

	15,407	20,338
Less accumulated depreciation	(9,760)	(9,808)

	$5,647	$10,530

        The reduction in property, plant and equipment is primarily due to the sale of assets related to the passenger car and light truck product lines on September 30, 2003.

        Capital leases for machinery and equipment and office furniture and equipment included above were $359 and $1,223 at September 30, 2003 and 2002, respectively. Accumulated depreciation on capital leases was $223 and $848 at September 30, 2003 and 2002, respectively.

Note 5. Investment in and Receivables from Affiliate

        At September 30, 2001 the Company had notes and accounts receivable from Ajay Sports, Inc. ("Ajay") with a carrying value of $3,565, including a $500 note receivable, which was reflected as a reduction in the Company's shareholders' equity. The Company's former chief executive officer and former Chairman of the Board, Thomas W. Itin, is an officer and shareholder of Ajay. The investment in and certain loans of the Company to Ajay were guaranteed by Thomas W. Itin.

        Upon evaluating the realizability of its investment in and receivables from Ajay and based on the Company's collection efforts, it was determined the investment in and receivables from Ajay were impaired and; accordingly, an impairment loss of the entire carrying value of $3,565 was recorded in the second quarter of fiscal 2002, which is reflected on the Consolidated Statements of Operations as "Loss on impairment of Investment—Ajay". Additionally, the Company evaluated the collectability of the guarantees of Mr. Itin, including the cost of collections and concluded that these guarantees were worthless.

        In November 2002, the Company settled all claims related to Ajay and Mr. Itin, including previously filed suits in the Circuit Court for Oakland County, Michigan and the Multnomah Circuit Court for the State of Oregon. As part of the settlement, the Company retained a $2,500 interest in the notes receivable owed to the Company by Ajay; however, no amounts have been recorded on the financial statements for these interests. Additionally, as part of the settlement, although the Company believed the guarantees of Mr. Itin were enforceable, based on the Company's evaluation of the ultimate collectability of the guarantees, including the cost of collections, Mr. Itin's was relieved of his guaranty obligation.

Note 6. Patent License Agreements

        During fiscal 2003 the Company obtained a license agreement for use of an adjustable pedal design for our heavy truck and transit bus product lines. This agreement required an initial payment of $200,000 and royalty payments based on the number of units sold. The agreement is for a period of two years and is renewable annually if certain sales thresholds are met. Additionally, as part of the sale of our passenger car and light truck product lines to Teleflex Incorporated, we obtained the right to use certain of Teleflex's adjustable pedal patents in exchange for Teleflex receiving licenses for certain of our patents.

        In conjunction with the acquisition in 1999 of the ProActive Pedals division of Active Tool & Manufacturing Co., Inc., the Company entered into a patent license agreement requiring fixed minimum payments with a private inventor, under which the Company would hold an exclusive, worldwide license for three patents covering adjustable foot pedals. The Company recorded in 1999 a liability related to the minimum guaranteed payments. The liability was $561 at September 30, 2001. The inventor terminated the license under the insolvency provisions of the license. Based on the termination provisions enacted by the inventor, it was determined in fiscal 2002 that the license agreement was no longer valid, and accordingly the remaining liability was reversed resulting in a gain of $580 reflected in the accompanying Consolidated Statements of Operations.

Note 7. Financing Arrangements—Recapitalization

        On July 1, 2002 the Company completed a recapitalization transaction with American Industrial Partners Capital Fund III, L.P. (AIP) whereby an affiliate of AIP invested $13,000 into the Company by acquiring 130,000 shares of the Company's newly authorized Series B Preferred Stock, 15% Redeemable Convertible Series (Series B Preferred). The Company received net cash proceeds, after payment of fees and expenses, of $10,485. As a result of the transaction, AIP is entitled to and has elected a majority of the members of the Company's Board of Directors. Along with the investment by AIP, an investor group that held $2,000 of the Company's 12% secured Subordinated Debentures exchanged those securities for $2,000 of Series B Preferred. As additional elements of the recapitalization transaction, the Company (i) entered into a new five-year revolving and term loan agreement with its existing primary lender, Wells Fargo Credit, Inc.; (ii) repaid from the cash proceeds of sale of Series B Preferred the remaining $3,000 face amount of 12% secured subordinated debentures, after giving consideration to the $2,000 of debentures converted to Series B Preferred; (iii) eliminated the conversion feature, increased the interest rate to 12.0% (further increasing to 15.0% in July, 2003) and extended the maturity to July 1, 2004 of approximately $2,139 face amount of convertible subordinated debentures; (iv) exchanged approximately $7,755 in Series A Preferred Stock, 7 1/2% Convertible Redeemable Series, (Series A Preferred) shares for Series A-1 Preferred Stock, Non-Redeemable Convertible Series, (Series A-1 Preferred); (v) cancelled in the fourth quarter of fiscal 2002 accrued but unpaid dividends of $1,413 on Series A preferred exchanged for Series A-1 Preferred which were outstanding as of July 14, 2002 and (vi) accrued in the fourth quarter of 2002 a one-time dividend on the new Series A-1 Preferred in an amount equal to the dividends canceled as a result of the exchange of the Series A Preferred. The remaining cash proceeds from the recapitalization were used for working capital purposes, including the payment of certain past due accounts payable.

        The Series B Preferred is convertible into shares of common stock at $.85 per share. The shares of Series A-1 Preferred are convertible into shares of common stock at $.66. Both conversion prices are subject to customary anti-dilution adjustments. The Series B and Series A-1 conversion price may also be adjusted based on certain future transactions. Series B Preferred is mandatorily redeemable on July 1, 2009 or following a change of control of the Company. Dividends on Series B Preferred are payable in cash when and if declared by the Company's Board of Directors and agreed to by a majority of the holders of Series B Preferred. Accrued dividends can be converted by the holders into the Company's common stock at the then current conversion rate. The Series B preferred has been recorded net of expenses and is being accreted to its redemption value of $15,000 over seven years. Dividends accrued on the Series B preferred are included in the carrying value of the Series B preferred stock. In the second quarter of fiscal 2003, the Company recognized additional costs of $119 related to the issuance of the Series B Preferred, which was netted against the carrying value of the Series B Preferred. In the fourth quarter of fiscal 2003, the Series B preferred stock was reclassified to long-term liabilities (see Note 15). The changes to the convertible subordinated debt was accounted for as a debt modification and resulted in a loss of $23 to record the debt at its estimated fair value. The exchange of Series A Preferred for Series A-1 Preferred resulted in an adjustment of $923 to the net loss allocable to common shareholders. This adjustment represented the difference between the carrying value of the Series A Preferred given up and the estimated fair value of the Series A-1 Preferred received.

Note 8. Settlement of accounts payable and customer contingencies

        During fiscal 2001, the Company had a product recall related to weld failures on certain electronic throttle control systems. To recover certain previously incurred costs of the recall, in November 2002, the Company reached a $163 total release and settlement of its accounts payable balance to one of its vendors. The settlement was recorded as a reduction of cost of sales during the first quarter of fiscal 2003 and is included in the accompanying Consolidated Statements of Operations.

        In January 2002, the Company reached a settlement with a prior customer on a cancelled supply contract from 1999. Under the terms of the settlement, the Company would receive $900, of which $800 was received in the second quarter of fiscal 2003, with the remaining $100 received in the third quarter of 2003. Also included in this settlement was the waiver of an accounts payable obligation with a certain vendor. The amount recorded on the books for this obligation was $51. Based on this obligation being waived, this amount is included in the overall gain recognized from this settlement. The gain of $951 is reflected as "Gain from settlement with customer" on the accompanying Consolidated Statements of Operations.

        In June 2002, the Company entered into an agreement with a vendor and customer of the Company, Caterpillar, Inc. (Caterpillar) to remedy past due accounts between the Company and Caterpillar. Under the agreement, the Company remitted to Caterpillar $1,250 in July, 2002 and made monthly payments through December 2002 for a total of $2,850. As part of this agreement the Company and Caterpillar returned to normal vendor terms. Also in connection with the agreement, Caterpillar agreed to a reduction of previously accrued interest on past due payables. As a result, the Company reduced accrued interest and interest expense by $720 for the year ended September 30, 2002. The $720 is shown as a reduction of interest expense in the Consolidated Statements of Operations. In accordance with SFAS No. 145, the $720 was not reflected as an extraordinary item.

Note 9. Debt

        As part of the recapitalization transaction on July 1, 2002, the Company entered into a new five-year credit facility with Wells Fargo Credit, Inc. ("Wells"), which replaced the Company's prior loan Facility with Wells. At that time, the Company's existing term loan balances of $2,175 and the existing revolving credit balance of $5,692 were converted to the new credit terms. The new loan facility with Wells provides for $12,200 in revolving and term loans. Interest rates under the new agreement are currently Well's prime rate plus 2.00% for the revolving debt and Well's prime rate plus 2.25% for the term loans. Fees under the loan agreement include an unused revolver fee of .25% on the unused portion, a term loan prepayment fee of 2% in the first year and 1% thereafter, and a revolving loan termination fee of $200 in year 1 and $100 thereafter. The revolver and term loan A mature on July 1, 2007 and term loan B matures on July 1, 2004. The loans are secured by essentially all of the assets of the Company. The Company had available under its revolving credit facility $3,854 and $4,400 at September 30, 2003 and 2002, respectively.

The Company's long-term debt consists of the following at September 30	2003	2002
Bank revolving credit facility due July 1, 2007, bearing interest at a variable rate, (6.00% at September 30, 2003) included in current liabilities	$3,578	$2,981
Bank Term Loan A due July 1, 2007, balance bearing interest at a variable rate, (6.25% at September 30, 2003) payable in monthly installments of $23	1,050	1,330
Bank Term Loan B due July 1, 2004, balance bearing interest at a variable rate, (6.25% at September 30, 2003) payable in monthly installments of $33	300	700
Note Payable—terminated lease—Mitsubishi due August 1, 2003, balance bearing interest at 8.5% per annum payable in monthly installments of $14	—	137
Note Payable—terminated lease—Wells Fargo leasing, balance bearing interest at 10.0% per annum payable in monthly installments of $15, due in full March 1, 2003	—	155

	4,928	5,303
Less current portion	4,610	3,953

	$318	$1,350

Maturities of long-term debt for the years ending September 30, (including effect of subsequent repayment) are as follows:
2004	$4,610
2005	280
2006	38

$4,928

        Subsequent to September 30, 2003, the Company used proceeds from the sale of assets of its passenger car and light truck product lines, as discussed in Note 17 of the Notes to Consolidated Financial Statements, to reduce its bank debt obligations. Proceeds were used to pay off the entire outstanding balance of the revolver, the outstanding balance of Term Loan B and a portion of Term Loan A. Accordingly, the amounts paid off are reflected as current in the accompanying Consolidated Balance Sheet. The Company's remaining bank debt at October 31, 2003 is $575.

Capital Leases

        The Company has acquired certain assets, primarily machinery and equipment, through capital leases. The leases have terms ranging from three to seven years, and are payable in monthly and quarterly installments with interest at 9.7%.

        Future minimum lease payments under capital leases are as follows for the years ending September 30:

2004	$60
2005	59
2006	30

Total future minimum lease payments	149
Less—Amount representing interest	17

Present value of future minimum lease payments	132
Less—Current portion	48

$84

        During 2003 and 2002, the Company incurred no additional capital leases. Current and long term portions of capital leases were $131 and $133 at September 30, 2002.

Secured Subordinated Debt

        In February 2001, the Company issued 12% secured subordinated debentures totaling $5,000, due March 1, 2002. There was an exchange of $2,000 of these debentures for Series B Preferred shares on July 1, 2002 (See Note 7). The remaining debentures were paid, including accrued interest during July 2002.

        The Company has issued to each purchaser of debentures a three year warrant to purchase common stock of the Company, par value $0.01 per share with a current price of $.88 per share. The Company also has issued the placement agent a three year warrant to purchase shares of the Company's common stock equal to 7.0% of the number of warrants issued to the purchasers. The exercise price of the placement agent warrants is $.88 per share. The warrants issued to each purchaser and to the placement agent expire in February 2004 and as of September 30, 2003 there were 3,857,132 warrants outstanding for both the purchaser and placement agent. The conversion price for the warrants issued in connection with the secured subordinated debt shall be adjusted if the Company sells or distributes common stock, options or warrants to purchase common stock of securities convertible into common stock at a price below the conversion price of the warrants issued in connection with the secured subordinated debt, subject to certain exceptions defined in the agreement. The formula for adjustment is defined in the agreement.

Subordinated Debt

        In April 2000, the Company issued 7.5% convertible subordinated debentures in an aggregate principal amount of $2,139, due March 31, 2003 including $140 issued in lieu of the underwriting fee.

On July 1, 2002, as part of the recapitalization transaction, the Company modified the terms of the debt agreements to eliminate the conversion feature, increased the interest rate to 12% (further increasing to 15% in July 2003) and extended the maturity to July 1, 2004. In June 2003, the Company used funds from its revolving credit facility to pay off the entire outstanding subordinated debt balance. The subordinated debt allowed for prepayment and no gain or loss was recorded in connection with this extinguishment.

        As part of the original issue, the Company issued to each purchaser of debentures a three year warrant to purchase common stock, which expired unexercised in April 2003. The Company issued the placement agent a five year warrant to purchase shares of the Company's common stock equal to 7.0% of the total shares of common stock issuable upon the conversion of the debentures. The exercise price of the placement agent warrants is $2.40 per share and as of September 30, 2003, there were 74,900 warrants outstanding. The exercise price for the placement agent warrants are not adjustable.

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

	Salaried Employee Plan		Hourly Employee Plan
September 30,
	2003	2002	2003	2002
Change in benefit obligation:
Benefit obligation at beginning of year	$4,544	$4,184	$5,371	$4,458
Service cost	127	172	242	183
Interest cost	293	306	356	329
Actuarial (gain) loss	700	38	1,464	576
Benefits Paid	(271)	(196)	(409)	(175)
Curtailment gain	(592)	—	—	—
Plan amendments	—	40	180	—

Benefit obligation at end of year	$4,801	$4,544	$7,204	$5,371

	Salaried Employees Plan		Hourly Employees Plan
September 30,
	2003	2002	2003	2002
Change in plan assets:
Fair value of plan assets at beginning of year	$2,102	$2,375	$2,168	$2,696
Actual return on plan assets	42	(335)	94	(476)
Employer contributions	396	258	1,028	123
Benefits paid	(271)	(196)	(409)	(175)

Fair value of plan assets at end of year	$2,269	$2,102	$2,881	$2,168

Funded status	$(2,532)	$(2,442)	$(4,323)	$(3,203)
Unrecognized actuarial (gain) loss	2,035	1,890	3,757	2,433
Unrecognized prior service cost	—	8	307	168

Net amount recognized	$(497)	$(544)	$(259)	$(602)

Amounts recognized in the Balance Sheet consist of:
Prepaid benefit cost	$—	$—	$—	$—
Accrued benefit liability	(2,532)	(2,144)	(4,323)	(3,203)
Intangible asset	—	8	307	168
Accumulated other comprehensive loss	2,035	1,592	3,757	2,433

Net amount recognized	$(497)	$(544)	$(259)	$(602)

Weighted-average assumptions as of September 30,	2003	2002	2001	2003	2002	2001
Discount rate	6.00%	6.75%	7.50%	6.00%	6.75%	7.50%
Expected return on plan assets	6.00%	8.00%	9.00%	6.00%	8.00%	9.00%
Rate of compensation increase	—	3.00%	4.00%	—	—	—

	Salaried Employees Plan			Hourly Employees Plan
Components of net periodic benefit cost for the years ended September 30:
	2003	2002	2001	2003	2002	2001
Service cost	$127	$172	$119	$242	$183	$168
Interest cost	293	306	254	356	329	299
Expected return on plan assets	(165)	(202)	(290)	(193)	(236)	(323)
Amortization of prior service cost	(1)	(8)	(12)	41	41	41
Amortization of (gain) loss	86	80	(5)	240	99	—

Net periodic benefit cost	$340	$348	$66	$686	$416	$185

        At September 30, 2003, 2002 and 2001 the accumulated benefit obligation was in excess of the plan assets for both the Salaried Employees Plan and the Hourly Employees Plan. Accordingly, in 2003 an additional minimum liability was recorded with an increase in other assets of $131 and an increase in other comprehensive loss of $1,767. In 2002 an additional minimum liability was recorded with a decrease in other assets of $33 and an increase in other comprehensive loss of $1,646. In 2001, an additional minimum liability was recorded with an increase in other assets of $209 and other comprehensive loss of $2,379.

        The total liability of $6,855 at September 30, 2003 is included in the Consolidated Balance Sheet as follows: $2,098 in accrued expenses and $4,757, in other long-term liabilities. The total liability of $5,347 at September 30, 2002 is included in the Consolidated Balance Sheet as follows: $2,113 in accrued expenses and $3,234 in other long-term liabilities.

        The projected benefit obligation, accumulated benefit obligation and the fair value of plan assets as of September 30, 2003 and 2002 are as follows:

	Salaried Employee Plan		Hourly Employee Plan
	2003	2002	2003	2002
Projected benefit obligation	$4,801	$4,544	$7,204	$5,371
Accumulated benefit obligation	4,801	4,246	7,204	5,371
Fair value of plan assets	2,269	2,102	2,881	2,168

        Due to the declining discount rate, the Company expects to recognize $1,286 in expense in fiscal 2004 related to these plans and make payments of $2,098.

        During 2003, the Company modified the provisions of the Salaried Employee Plan to limit the number of eligible employees to those currently in the plan at the time of the modification and to limit benefits under the plan to those earned to that date. The modifications to the plan were accounted for as a partial termination of the plan for accounting purposes and resulted in a curtailment adjustment to the projected benefit obligation of $592.

        As part of the new contract and strike settlement agreement with the union hourly workers (see Note 23) the Hourly Employee Plan was modified in 2003 to limit participation in the plan to those employees in the plan at August 31, 2002.

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

        The Company sponsors a matching 401 (k) plan for salaried employees and certain union employees, in which eligible employees may elect to contribute a portion of their compensation. Employer matching contributions in fiscal 2003, 2002 and 2001 were $183, $72 and $78, respectively.

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

        The following table provides information on the post retirement plan status at September 30:

Accumulated Post Retirement Benefit Obligation	2003	2002
Retirees	$3,403	$1,888
Fully eligible active participants	234	1,956
Other active Plan participants	74	1,622

	3,711	5,466
Plan assets	—	—

Accumulated post retirement benefit obligation in excess of plan assets	3,711	5,466
Unrecognized gain(loss)	(1,446)	(787)
Unrecognized prior service cost	1,275	(359)
Unrecognized transition obligation	(202)	(1,261)

Accrued post retirement benefit cost included in other long-term liabilities in the consolidated balance sheet	$3,338	$3,059

Change in Benefit Obligation:	2003	2002
Benefit obligation at beginning of year	$5,466	$4,042
Service Cost	149	138
Interest Cost	363	298
Plan amendment	(2,507)	—
Actuarial (gain) loss	677	1,153
Benefit payments	(437)	(165)

Benefit obligation at end of year	$3,711	$5,466

Post retirement benefits expense included the following Components for the years ended September 30:	2003	2002	2001
Service cost	$149	$138	$87
Interest cost	363	298	248
Amortization of unrecognized net obligation at transition	205	179	140

Post retirement benefits expense	$717	$615	$475

        The assumed health care cost trend rate used in measuring the accumulated post retirement benefit obligation (APBO) ranged between 6.5%-12% in the first year, declining to 5.0% after 8 years. The discount rate used in determining the APBO was 6.00%, 6.75% and 7.50% for the years ended September 30, 2003, 2002 and 2001, respectively.

        If the assumed medical costs trends were increased by 1%, the APBO as of September 30, 2003 would increase by $414, and the aggregate of the services and interest cost components of the net annual post retirement benefit cost would be increased by $45. If the assumed medical costs trends were decreased by 1%, the APBO as of September 30, 2003 would decrease by $327, and the aggregate of the services and interest cost components of the net annual post retirement benefit cost would be decreased by $70.

        As part of the strike settlement agreement (see Note 23) the Company modified the provisions of the Post Retirement Plan to limit the number of eligible employees to those currently in the plan at August 31, 2002. The plan was further modified so that the benefits for any plan participant who had not retired under the union pension plan as of September 17, 2003 would be limited to a one-time lump sum payment under the plan of $6,000 at the time of a qualified retirement under the union pension plan. The plan amendment resulted in a $2,507 reduction in benefit obligation and a reduction in the 2003 accrued benefit obligation of $320, which was recorded in the accompanying Consolidated Statements of Operations.

        In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("Act") was passed whereby a prescription drug benefit under Medicare was enacted as well as a federal subsidy to sponsors of retiree health care plans. Any measures of the APBO or net periodic postretirement benefit cost in the financial statements or accompanying notes do not reflect the effects of the Act on the Post Retirement Plan. The Company is unable to determine at this time the expected impact of this law.

Note 13. Income Tax Expense (Benefit)

        The provision for income tax expense (benefit) is as follows for the years ended September 30:

	2003	2002	2001
Current	$(305)	$(131)	$—
Deferred	—	—	—

	$(305)	$(131)	$—

        The reconciliation between the effective tax rate and the statutory federal tax rate on income (loss) from continuing operations as a percent is as follows:

(Benefit) Provision	2003	2002	2001
Statutory federal income tax rate	34.0%	(34.0)%	(34.0)%
State taxes, net of federal income tax benefit	4.3	(4.0)	(4.0)
Effect of change in valuation allowance	(116.9)	38.0	38.0
Preferred stock dividends	39.5	—	—
Extraterritorial income exclusion	(20.6)	—	—
Other	—	(0.5)	—

	(59.7)%	(0.5)%	—%

        At September 30, 2003, 2002 and 2001 the Company has recorded a full valuation allowance on all of its net deferred tax assets as it is considered more likely than not the deferred tax assets will not be realized. The net change in total valuation allowance for the years ended September 30, 2003, 2002, and 2001 was a decrease of $312 in fiscal 2003 and an increase of $3,533 and $3,839 in 2002 and 2001, respectively. Included in these amounts are the effects of the comprehensive loss adjustment attributable to the Company's plans.

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 2003 and 2002 are as follows:

	2003	2002
Deferred tax assets:
Inventories, due to obsolescence reserve and additional costs inventoried for tax purposes pursuant to the Tax Reform Act of 1986	$279	$308
Warranty reserves	1,135	659
Accrual for compensated absences	63	182
Accrual for retiree medical benefits	1,214	1,134
Accounts receivable reserves	401	476
Estimated loss from write-down of assets of PPT and ProActive	—	1,677
Loss from disposal of fixed assets	—	175
Loss from investment in affiliate (Ajay Sports, Inc.)	4,011	4,011
Tax gain on sale/leaseback	628	628
In-process research and development	434	514
Accrued other reserves	240	769
Pension plan comprehensive loss adjustment	2,225	1,546
Federal net operating loss carryforwards	6,919	5,780
State net operating loss carryforwards	1,500	1,906
R &E credit	354	—

Total deferred tax assets	19,403	19,765
Less valuation allowance	(18,416)	(18,728)

Deferred tax assets, net of valuation allowance	987	1,037
Deferred tax liabilities:
Plant and equipment, principally due to differences in depreciation and amortization	987	1,037

Net deferred income tax assets	$—	$—

Current deferred income tax assets	$2,118	$2,394
Long-term deferred income tax assets	17,285	17,371
Long-term deferred income tax liabilities	(987)	(1,037)
Valuation allowance	(18,416)	(18,728)

	$—	$—

        At September 30, 2003, the Company has approximately $20,351 of federal net operating loss carry-forwards, which are available to the Company and expire through 2020. At September 30, 2003, the Company has approximately $25,423 of state net operating loss carry-forwards, which are available to the Company in certain state tax jurisdictions and expire in 2007 through 2015. Federal net operating losses are subject to provisions of the Internal Revenue Code which restrict the utilization of this type of tax attribute in the event of an "ownership change" (as defined in the Internal Revenue Code Section 382). Changes in ownership resulting from the recapitalization transaction discussed in Note 7 coupled with any future changes in ownership may significantly defer the utilization of net operating loss carry forwards in the future.

Note 14. Commitments and Contingencies

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

        The Company's benefit plans were audited by the Department of Labor (DOL) during fiscal 2001. The Company accrued $170 in the first quarter of fiscal 2002 as an estimate of additional liability to participants of the Company's ESOP. During the fourth quarter of fiscal 2002, the Company made payments totaling $125 into the Company's ESOP fund at the suggestion of the DOL, and now regards itself to be in full compliance with DOL regulations.

        The Company had a product recall in 2001. See "Product Warranty", Note 2 of Notes to Consolidated Financial Statements for further discussion of this recall.

        On May 12, 2003, Mr. Ziegler, the Company's former president and chief executive officer, filed suit against the Company, American Industrial Partners, L.P.; American Industrial Partners Fund III, L.P., and American Industrial Partners Fund III Corporation in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida. In the suit, Mr. Ziegler alleges that the Company breached an "oral agreement" with Mr. Ziegler to pay him additional compensation, including a bonus of "at least" $500,000, for certain tasks performed by Mr. Ziegler while he was the Company's president and chief executive officer and seeks additional compensation to which he claims he is entitled. The Company disputes the existence of an agreement and any liability to Mr. Ziegler.

        Included in the accompanying consolidated balance sheet are approximately $1,596 of old accounts payable related to closed insolvent subsidiaries of the Company. Management does not believe they will ultimately have to pay the full amount of these payables.

        The Company leases certain facilities under non-cancelable operating leases. In addition, the Company leases certain equipment used in their operations. Future minimum lease payments under all non-cancelable operating leases are approximately as follows for annual periods ending September 30,

2004	$46
2005	35
2006	17

Total	$98

        Rent expense under operating leases was $442, $452 and $830 for the years ended September 30, 2003, 2002 and 2001, respectively.

Note 15. Warrants, Preferred Stock, and Stock options

Common Stock Warrants

        In conjunction with a private placement of common stock in 1999, the purchasers received warrants for 465,902 additional shares of common stock, at $3.125 per share. In addition, the placement agent received 87,084 warrants at $3.125 per common share plus for every share issued to the placement agent, the placement agent received warrants to purchase .35 common shares, or 30,480 additional shares of common stock, at $3.30 per share. The warrants issued may be exercised at any time through July 2004. The fair value of such warrants and the shares in lieu of the underwriting fee totaling $1,118 was recorded as "Equity Issuance Costs" in Shareholders' Equity. In connection with the private placement, and as partial compensation for services, the Company issued to the placement agent warrants to purchase 203,637 shares of the Company's common stock at an exercise price of $3.30 per share. These warrants expired unexercised in April 2003.

        The conversion price for the warrants issued in connection with the private placement shall be adjusted if the Company sells or distributes common stock at a price below the conversion price of the warrants issued in connection with the private placement, subject to certain exceptions defined in the agreement. The formula for adjustment is defined in the agreement. As a result of the recapitalization transaction, the conversion price of the warrants related to the private placement was reduced to $1.39 per share and the conversion price of the warrants issued to the placement agent was reduced to $1.43 per share. At September 30, 2003 there were 1,319,537 warrants outstanding for both the purchasers and the placement agent.

Preferred Stock

        In April 1998, the Company completed a private placement of 80,000 shares of Series A convertible redeemable preferred stock at $100 per share, or $8,000 in gross proceeds and received net proceeds of $7,337. As a result of the issuance of the secured subordinated debt in February 2001, the preferred stock conversion price was adjusted, resulting in a beneficial conversion feature to the holders of the preferred stock. Accordingly, the Company recorded a non-cash charge of approximately $455 for additional preferred dividends to account for the implied value of the beneficial conversion feature.

        On July 14, 2002 the Company exchanged newly authorized Series A-1 Preferred stock for approximately 99% of its Series A Preferred stock in a transaction that involved the cancellation of all unpaid dividends accrued on the Series A Preferred stock being exchanged and the accrual in equity, commencing on the issue date and ending on September 30, 2002, of an equal amount of dividends on the Series A-1 Preferred stock, after which the Series A-1 Preferred ceased to bear dividends. The dividend was originally expected to be settled by the issuance of common stock. However, based on the unexpected change in the Company's liquidity, the Company is now considering settling the dividend for cash and accordingly, the accrued dividend has been reclassified to current liabilities as of September 30, 2003. The current conversion price for the Series A-1 preferred is $.66 per share, subject to adjustment. The Series A Preferred stock is subordinate to the Series B and A-1 Preferred stock. The holders of the Series A-1 Preferred stock may convert to common at the earlier of July 2005 or upon a change of control. Prior to such time, the holders of the Series A-1 Preferred stock may convert to common only if the average of the closing bid price of the common as listed on the over the counter bulletin board, or wherever the common then trades for at least twelve of the last thirteen consecutive weeks prior to the date of conversion, is greater than or equal to $1.00 per share. Additionally, if certain conditions are met the Company may force conversion after three years, if the average weekly closing bid price of the common is greater than or equal to the conversion price for a period of at least twelve out of thirteen consecutive weeks ending no more than ten days prior to the date of conversion, or upon a change in control.

        The Series A-1 Preferred stock has participating dividend rights equal to common shareholders and equal voting rights for each share of common stock their Series A-1 Preferred stock could be converted into. After the exchange transaction there were 650 shares of Series A Preferred stock remaining outstanding with an adjusted conversion price of $1.29 per share. In August 2003, the Company redeemed 500 shares of the outstanding Series A Preferred Stock for $73, which included accrued dividends of $23. Subsequent to September 30, 2003, the Company redeemed the remaining 150 shares of Series A Preferred Stock for $22, which included accrued dividends of $7.

        The $15,000 of Series B Preferred stock issued in the recapitalization transaction has a minimum dividend rate of 15%; the dividend rate may increase under certain circumstances. The Series B Preferred stock is convertible into shares of common stock at any time at a current conversion price of $.85 per share, subject to adjustment, and is subject to mandatory redemption seven years after issuance or upon a change in control of the Company. The Series B Preferred stock has participating dividend rights equal to common shareholders and equal voting rights for each share of common stock their Series B Preferred stock could be converted into. Additionally, the Series B Preferred stock has equal voting rights for each share of common stock their Series B Preferred stock could be converted into in addition to the right to elect a majority of the Board of Directors, (see Note 7). During the fourth quarter of fiscal 2003, the Company issued 3,550 additional Series B Preferred Stock for $355. These shares were issued to three of the Company's officers and one employee of AIP. The $355 of Series B Preferred Stock issued in fiscal 2003 have a minimum dividend rate of 15% and is convertible into common stock at any time at a current conversion price of $.85 per share, subject to adjustment, and is subject to mandatory redemption and other provisions similar to the original issued shares of Series B Preferred Stock.

        Upon adoption of SFAS No. 150, as discussed in Note 2, the Company has recorded its mandatory redeemable Series B Preferred Stock as a liability in the accompanying Consolidated Balance Sheet since the Company does not currently have enough registered shares of common stock outstanding into which the Series B Preferred Stock can be converted. The fair value of the Series B Preferred Stock equaled its carrying value at the date the stock was recorded as a liability based on the implicit rate included in the stock at issuance. Preferred dividends associated with the Series B Preferred Stock for the fourth quarter of fiscal 2003 have been recorded as a separate component of interest expense in the accompanying Consolidated Statements of Operations. In addition, in accordance with SFAS No. 150, all future dividends for the Series B Preferred Stock will be recorded in interest expense.

        As of September 30, 2003 the Preferred stock has the following liquidation rights: Series B Preferred $15,355; Series A-1 Preferred $7,750 and Series A Preferred $15. All of the above amounts exclude accrued but unpaid dividends (see Note 7).

Stock Options

        The Company currently has two qualified stock option plans. The Company adopted the 1993 Stock Option Plan ("the 1993 Plan") which reserves an aggregate of 1,500,000 shares of the Company's common stock for the issuance of stock options which may be granted to employees, officers and directors of and consultants to the Company. Under the terms of the 1993 Plan, the Company may grant "incentive stock options" or "non-qualified options" at not less than the fair market value on the date of grant. Options granted under the 1993 Plan have a vesting schedule determined by the Compensation Committee of the Board of Directors and expire ten years after the date of grant. In each of January, 1998 and in February, 1999, the Company reserved an additional 1,500,000 shares of the Company's common stock for the issuance of stock options under the 1993 Plan. Effective May 15, 2003, the 1993 Plan was restated to incorporate various clarifying changes. These changes neither increase the number of shares available nor expand the category of individuals that may be included in the plan. At September 30, 2003 and 2002, the Company had 2,079,250 and 1,775,280 shares, respectively, available for future grants.

        Stock option activity during the periods indicated under the 1993 Plan is as follows:

	Shares Available For Grant	Shares Subject To Options	Option Prices
Outstanding at September 30, 2000	1,984,393	2,445,107	$1.50 - 3.63
Canceled	265,887	(265,887)	1.50 - 3.00

Outstanding at September 30, 2001	2,250,280	2,179,220	1.50 - 3.63
Granted	(925,000)	925,000.66
Canceled	450,000	(450,000)	2.13

Outstanding at September 30, 2002	1,775,280	2,654,220	.66 - 3.63
Granted	(1,040,000)	1,040,000.66
Canceled	1,343,970	(1,343,970)	.66 - 2.94

Outstanding at September 30, 2003	2,079,250	2,350,250	$.66 - 3.63

        During 1996 the shareholders of the Company approved a stock option plan which reserves an aggregate of 200,000 shares of the Company's stock for non-employee Directors of the Company (the "1995 Plan"). The 1995 Plan provides for automatic granting of 10,000 options to each non-employee director of the Company at a price equal to the market value on the date of grant which is the date of the annual shareholders' meeting each year, exercisable for 10 years after the date of the grant. These options are exercisable as to 25% of the shares thereby on the date of grant and as to an additional 25%, cumulatively on the first, second and third anniversaries of the date of grant. In March 2000, the Company reserved an additional 200,000 shares of the Company's common stock for the issuance of stock options under the 1995 plan. The Company made no share grants in 2001 as the Company did not hold an annual shareholders' meeting in 2001. At September 30, 2003 and 2002 there were 270,000 and 100,000 shares, respectively, available for grant under the 1995 Plan.

        Stock option activity during the periods indicated under the 1995 Plan is as follows:

	Shares Available For Grant	Shares Subject To Options	Option Prices
Outstanding at September 30, 2001	200,000	200,000	$2.13 - 3.66
Granted	(100,000)	100,000.66

Outstanding at September 30, 2002	100,000	300,000	.66 - 3.66
Granted	(30,000)	30,000.66
Canceled	200,000	(200,000)	.66 - 3.66

Outstanding at September 30, 2003	270,000	130,000	.66 - 3.00

        The following table summarizes information about stock options under both plans outstanding at September 30, 2003:

	Options Outstanding
				Options Exercisable
		Weighted Average Remaining Contractual Life—Years
Range of Exercise Prices	Number Outstanding at September 30, 2003		Weighted Average Exercise Price	Number Exercisable at September 30, 2003	Weighted Average Exercise Price
$.66	1,882,500	9.5	$.66	392,155	$.66
1.94 - 2.80	526,650	4.4	2.35	526,650	2.35
2.81 - 3.63	71,100	1.5	3.18	71,100	3.18

$.66 - 3.63	2,480,250	8.2	$1.09	989,905	$1.09

        At September 30, 2002 and 2001, 1,910,345 and 2,191,720 options, respectively, were exercisable at weighted average exercise prices of $2.36 and $2.32 per share, respectively.

Note 16. Impairment of Assets

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

Note 17. Dispositions

Passenger car and light truck ETC asset sale

        On September 30, 2003, the Company sold substantially all of its assets used to manufacture passenger car and light truck electronic throttle controls (ETC). The sold assets included accounts receivable, inventories, deposits, prepaid expenses, and property, plant and equipment. In addition, certain liabilities such as accounts payable and accrued expenses were assumed by the buyer. Included in other account receivable on the accompanying consolidated balance sheet at September 30, 2003 is a $6,833 receivable for the cash proceeds associated with the sale of assets of the passenger car and light truck product lines, which was received subsequent to September 30, 2003. Proceeds from the sale of these assets were used to reduce the Company's outstanding bank debt, including the full pay off of our revolver, Term Loan B and a portion of Term Loan A as discussed in Note 9. The Company recognized an $8 gain on the sale of its passenger car and light truck assets, which is included in administrative expenses in fiscal 2003 on the accompany Consolidated Statements of Operations.

        The passenger car and light truck ETC products represent a component of the Company's continuing vehicle components segment, which consists of the manufacturing of ETC's primarily for heavy trucks and other vehicles. The following represents the unaudited pro forma consolidated statement of operations for the year ended September 30, 2003, as if the transaction had occurred on October 1, 2002:

	Year Ended September 30, 2003	Pro Forma Adjustments (unaudited)	Pro Forma at September 30, 2003 (unaudited)
Net sales	$51,919	$(4,608)	$47,311
Gross margin	10,967	1,930	12,897
Operating expenses	9,409	(2,821)	6,588

Income from continuing operations	1,558	4,751	6,309
Other (income) expense, including income tax benefit	742	(205)	537

Net income from continuing operations	$816	$4,956	$5,772
Income (loss) per common share from continuing operations — basic	$(0.06)	$0.25	$0.19

Weighted average shares used in per share calculation — basic	20,104,986		20,104,986

Income (loss) per common share from continuing operations — diluted	$(0.06)		$0.16

Weighted average shares used in per share calculation — diluted	20,104,986		53,927,003

        The above pro forma amounts excluded net sales and estimated costs related to the passenger car and light truck ETC product lines and an adjustment of interest expense for the reduction of debt from the use of proceeds from the sale. Certain of the pro forma adjustments for costs related to the passenger car and light truck ETC product lines are based on estimates that management believes are reasonable. Income (loss) per share from continuing operations includes the effect of preferred dividends. Pro forma income per share from continuing operations includes the effect of dilutive securities.

PPT

        As a result of the inability to sell PPT and after reviewing PPT's history of operating problems, workforce levels and profitability, PPT operations were terminated in the second quarter of fiscal 2001. PPT's assets were liquidated and a $1,796 loss on the disposition of the PPT assets, net of a $200 gain on the sale of certain leased assets, was recorded in fiscal 2001. Net sales and loss from operations of PPT, excluding the loss on disposition of assets were $4,029 and $(3,101), respectively, for fiscal 2001.

GeoFocus

        The Company sold its GPS equipment subsidiary, Geofocus, in the third quarter of fiscal 2001. The sale price was $3,500, including net cash proceeds of $3,150. Proceeds from the sale were used to pay down secured bank debt. The gain recognized on the sale of Geofocus was $2,486. Excluding the gain on the sale, net sales and loss of GeoFocus were $807 and $(859), respectively, for fiscal 2001.

Sale of Aptek Land and Building and Guarantee of Affiliate Debt

        The Company sold its manufacturing facility in Deerfield Beach, Florida during the third quarter 2001 for cash proceeds of $5,750. Proceeds were used to pay off the real estate term loan with the Bank, and pay down other Bank debt in accordance with the terms of the agreement. Additionally, the Company had an obligation under an inter-creditor agreement with Ajay to advance, or to guaranty a loan from United States National Bank (US Bank) to Ajay up to $1,515. The guaranty obligation was secured by the Company's Deerfield Beach, Florida property. Upon the sale of the Deerfield Beach property, US Bank exercised its rights under the Company's guaranty of the debt of Ajay. The guaranty was fully satisfied from the proceeds of the sale of the Deerfield Beach property. The payment by the Company of the guaranty to US Bank was $1,450, including unpaid interest and penalties, was reflected as an increase in the investment in notes receivable from affiliate for the year ended September 30, 2001. The gain on the sale was $1,837.

Note 18. Discontinued Operations

        On May 3, 2000, the Company completed the sale of the previously discontinued Agriculture Equipment Segment operation. In October 2001, the Company exchanged a building of its previously discontinued Agricultural Equipment segment with a carrying value of $0 in satisfaction of mortgage debt of $417. The resulting gain has been recorded in discontinued operations on the accompanying statement of operations and reflected as a gain on sale of buildings, since the fair value of the building was estimated to equal or exceed the carrying value of the debt. In September 2002, the Company was released from a note obligation of $799 in exchange for releasing certain assets and equipment with a carrying value of $0 to the former owner of one of the operating entities of the agriculture equipment. Also, in September 2002, the Company negotiated the settlement of a commission due on the attempted sale of the previously discontinued Agriculture Equipment Segment assets and recorded a gain of $145. The gain related to the discontinued agricultural equipment segment recorded in fiscal 2002 was $1,384, and reported as discontinued operations in the Consolidated Statements of Operations for the year ended September 30, 2002.

        During the second quarter of fiscal 2003, the Company settled a lease obligation of its previously discontinued Kenco Williams business. A gain of $120 resulted from this settlement, which has been recorded in discontinued operations for the year ended September 30, 2003 on the accompanying Consolidated Statements of Operations.

        The summarized results of Discontinued Operations for the years ended September 30 are as follows:

	2003	2002	2001
Net sales	$—	$—	$—
Gain from exchange of building for debt	$—	$417	$—
Gain from settlement of debt obligation	—	799	—
Gain from settlement of liabilities, net	120	23	—
Gain from settlement of commission due	—	145	—

Total gain on discontinued operations	$120	$1,384	$—

Note 19. Related Parties

        The Company has a Management Services Agreement with American Industrial Partners ("Advisor"), an affiliate of AIP. Under the terms of the Management Services Agreement, Advisor has agreed that it will provide advisory and management services to the Company and its subsidiaries as the Company may request and as Advisor agrees to provide from time to time. Advisor has the right, but not the obligation, to elect to act as sole advisor to the Company and its subsidiaries with respect to these significant business transactions. The Company has agreed to pay to Advisor: (a) an advisory fee of $850, which was paid on July 1, 2002 in connection with the closing of the recapitalization; (b) an annual management fee equal to $400, plus 3% of any debt outstanding (including accrued interest thereon) of the Company or its subsidiaries as of the first day of the applicable quarterly payment period which is owned or guaranteed by AIP or any of its affiliate, and (c) advisory and/or structuring fees in connection with significant business transactions of the Company (including, without limitation, acquisitions, investments and financings) in amounts comparable for similarly situated companies. The Annual Fee will be reduced by 50% beginning the first day of any quarterly period following the conversion of all shares of the AIP's Series B Preferred into the Company's common stock. The Management Services Agreement will terminate automatically as of the earlier of (1) the seventh (7th) anniversary of the date of the agreement and (2) the end of the fiscal year in which AIP and its affiliates own, directly or indirectly, less than 5,000,000 shares of the common stock of the Company on a fully diluted basis. In fiscal 2003 and 2002, $400 and $100, respectively, were recorded in administration expenses in the accompanying Consolidated Statements of Operations related to the management fee.

        The Company engaged Taglich Brothers, Inc. ("Taglich") pursuant to a retainer agreement dated August 14, 2001 as placement agent with respect to various financings, including private equity financings. The Company paid a fee of $400 for assisting in the recapitalization effort, specifically completing the Series B investment transaction with AIP and $200 for (a) obtaining commitments from persons to purchase additional shares of Series B Preferred stock from investors other than AIP and its affiliates; (b) obtaining tenders from the holders of at least 90% of the Series A Preferred stock in the Exchange Offer; and (c) obtaining commitments from at least 90% of the holders of our 7.5% Convertible Subordinated Debentures to extend the maturity date of such debentures to 24 months from the closing of the purchase of the Series B Preferred stock under the Stock Purchase Agreement. Douglas E. Hailey, who is a director of the Company, is affiliated with Taglich. The $400 fee accrued in 2002 was paid as $280 in cash in fiscal 2002 and 181,819 shares of the Company's common stock, valued at $120, were issued in fiscal 2003.

        The Company paid to Mr. Samuel Greenawalt, a director of the Company, a fee of $50 for his assistance in the sale of the Company's global positioning system business, GeoFocus. The fee accrued in 2002 was paid as $40 cash in fiscal 2002 and 15,151 shares of the Company's common stock, valued at $10, were issued in fiscal 2003.

        During the fourth quarter of fiscal 2003, the Company issued 3,550 additional Series B Preferred Stock for $355. These shares were issued to three of the Company's officers and one employee of AIP. The $355 of Series B Preferred Stock issued in fiscal 2003 have a minimum dividend rate of 15% and is convertible into common stock at any time at a current conversion price of $.85 per share, subject to adjustment, and is subject to mandatory redemption and other provisions similar to the original issued shares of Series B Preferred Stock as part of the recapitalization transaction.

        In August 2003, the Company redeemed 500 shares from Company officers of the outstanding Series A Preferred Stock for $73, which included accrued dividends of $23. Subsequent to September 30, 2003, the Company redeemed the remaining 150 shares of Series A Preferred Stock for $22, which included accrued dividends of $7.

Note 20. Business Segment Information

        The Company accounts for its segments under the same policies as described in the principal accounting policies footnote and in accordance with SFAS No.131 "Disclosures about Segments of an Enterprise and Related Information." Inter-segment revenues and related earnings are not material. Management evaluates segment performance primarily based on revenue and operating income; therefore, other items included in pretax income, consisting primarily of interest income or expense, are not reported in segment results. The Company has used aggregation criteria to present segment information thru 2002. The Company operated in two business segments: (1) vehicle components and (2) electrical components. As a result of terminating and selling certain product lines, the Company has no significant current operations in the electrical components segment. In prior years, the electrical components segment met certain quantitative thresholds for disclosure pursuant to SFAS No. 131, therefore financial information for the electrical components segment is shown for the years ended September 30, 2002 and 2001.

	2002	2001
Net sales by classes of similar products from continuing operations
Vehicle Components	$52,185	$52,188
Electrical Components and GPS	319	2,894

	$52,504	$55,082

Income (loss) from continuing operations
Vehicle Components:
Before loss from impairment of assets and gain on sale of assets	$3,734	$(212)
Gain on Sale of Aptek land and building	—	1,837
Loss from impairment of assets	—	(6,162)

Total Vehicle Components	3,734	(4,537)

Electrical Components and GPS
Before Gain on sale of assets	(804)	(3,121)
Gain on sale of Geofocus	—	2,486

Total Electrical Components and GPS	(804)	(635)
Loss on impairment of assets—AJAY	(3,565)	—

Total loss from continuing operations	$(635)	$(5,172)

Identifiable assets
Vehicle Components	$26,115	$24,100
Electrical Components and GPS	76	2,052
Corporate	131	3,187

Total assets	$26,322	$29,339

Capital expenditures
Vehicle Components	$1,229	$1,483
Electrical Components and GPS	—	100

Total capital expenditures	$1,229	$1,583

Depreciation and amortization
Vehicle Components	$2,487	$3,230
Electrical Components and GPS	185	763

Total depreciation and amortization	$2,672	$3,993

        Identifiable corporate assets consist primarily of investment in an affiliated company and other assets including assets retained from the previously discontinued Agricultural Equipment segment in 2000.

        In December 2002, the Company recorded a $100 gain from the release of escrow funds related to the sale of GeoFocus, the Company's previously owned global positioning system business and part of the electrical components segment. The gain has been recorded in other (income) expense on the accompanying consolidated statements of operations for year ended September 30, 2003.

        For geographic information, revenues are allocated between the United States and International, depending on whether the shipments are to customers within the United States or located outside the

United States. Long-lived assets outside the United States were immaterial for all periods presented. Revenues for each geographic location are as follows:

Year ended September 30,	2003	2002	2001
Canada	$5,387	$5,172	$2,253
Sweden/Belgium	6,009	5,315	4,579
Mexico	1,225	1,474	1,295
Other	3,252	2,838	949

Net Sales-export	15,873	14,799	9,076
United States	36,046	37,705	46,006

	$51,919	$52,504	$55,082

Note 21. Employment Agreements

        In January 2003, the Company entered into employment agreements with its three executive vice presidents. Each contract is for a term of four years beginning October 1, 2002 and specifies an initial base salary per year, plus bonus based on parameters established by the board of directors. The agreements also provide for a one-year severance payment under certain circumstances in the event the Company terminates the agreements prior to the end of the contract period. The employment agreement for one of the above mentioned executive vice presidents was assigned to Teleflex, Incorporated as part of the sale of assets of the passenger car and light truck product lines, however, the Company has retained an obligation for one-half of the severance associated with the employment agreement under certain circumstances for a period of one year from September 30, 2003.

Note 22. Quarterly Data (unaudited)

2003	First Quarter	Second Quarter(1)	Third Quarter	Fourth Quarter(1)(2)	Annual
Continuing operations:
Net sales	$12,112	$13,173	$12,634	$14,000	$51,919
Cost of sales	9,116	10,916	9,731	11,189	40,952

Gross margin	$2,996	$2,257	$2,903	$2,811	$10,967

Operating expenses (excluding losses & gains)	$2,323	$2,616	$2,501	$2,920	$10,360

Gain from settlement with customer	$—	$(951)	$—	$—	$(951)

Gain from discontinued operations	$—	$(120)	$—	$—	$(120)

Net income (loss)	$895	$625	$324	$(908)	$936

Income (loss) per common share—basic	$0.01	$0.00	$(0.02)	$(0.05)	$(0.05)

Income (loss) per common share—diluted	$0.01	$0.00	$(0.02)	$(0.05)	$(0.05)

2002	First Quarter	Second Quarter	Third Quarter(3)	Fourth Quarter(4)	Annual
Continuing operations:
Net sales	$11,418	$12,848	$13,467	$14,771	$52,504
Cost of sales	8,727	9,358	9,487	10,318	37,890

Gross margin	$2,691	$3,490	$3,980	$4,453	$14,614

Operating expenses (excluding losses & gains)	$2,862	$2,691	$2,659	$3,472	$11,684

Loss on impairment of assets—AJAY	$—	$3,565	$—	$—	$3,565

Gain from discontinued operations	$417	$—	$—	$967	$1,384

Net income (loss)	$(665)	$(3,383)	$1,622	$1,465	$(961)

Income (loss) per common share—basic	$(0.05)	$(0.18)	$0.06	$0.09	$(0.08)

Income (loss) per common share—diluted	$(0.05)	$(0.18)	$0.06	$0.03	$(0.08)

(1)
In the second quarter of fiscal 2003, the Company recorded a $985 warranty accrual related to higher than normal warranty claims with one customer. In the fourth quarter of fiscal 2003, an additional accrual of $336 was recorded related to these warranty claims based on actual results to date and the Company's assessment of its remaining obligation. In addition, during the fourth quarter of fiscal 2003, the Company recorded a $225 warranty accrual related to higher than normal warranty claims with one customer in the passenger car and light truck product lines (see Note 2).

(2)
In the fourth quarter of fiscal 2003, dividends and accretion of $731 for Series B Preferred stock was recorded as interest expense and thus deducted from net income (see Note 15). In addition, the Company recorded a $320 reduction in its post retirement medical liability (see Note 12).

(3)
In the third quarter of fiscal 2002, the Company recognized a reduction of $720 in interest expense associated with a favorable settlement of accrued interest related to accounts payable (see Note 8). Also in the third quarter, the Company reduced its accrual for product recall by $200 (see Note 2).

(4)
In the fourth quarter of fiscal 2002, the Company recorded a gain of $580 related to a terminated patent license agreement (see Note 6) and $457 related to write down of equipment which was deemed to have no future use or value and was disposed of.

Note 23. Labor issues

        Our employees engaged in the manufacturing of vehicle components in the Portland, Oregon facility are represented by the International Union, United Automobile Workers of America and Amalgamated Local 492. On August 16, 2003, the Company and the union signed a new five year agreement which expires on August 31, 2008. The prior contract expired on August 31, 2002 and on September 9, 2002 the union employees engaged in a strike action, which continued until the ratification of the new contract. During the strike, the union made numerous unfair labor practice charges. As part of the strike settlement agreement, all unfair labor practice charges were dropped, with no financial liability to the Company. Of the Company's total workforce, approximately 62% are represented by the United Auto Workers union. No other employees of the Company have union representation.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Arthur Andersen LLP was previously the principal accountants for Williams Controls, Inc. On July 22, 2002, Arthur Andersen LLP's appointment as principal accountants was terminated and KPMG LLP was engaged as principal accountants. The decision to change accountants was recommended by the Audit Committee of the Board of Directors. In connection with the audits of the two fiscal years ended September 30, 2001 and the subsequent interim period through July 22, 2002, there were no disagreements with Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement. The audit report of Arthur Andersen LLP on the consolidated financial statements of Williams Controls, Inc. and subsidiaries as of and for the year ended September 30, 2001, did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles, except as follows: Arthur Andersen LLP's report on the consolidated financial statements of Williams Controls, Inc. and subsidiaries as of and for the year end September 30, 2001 contained a separate paragraph stating "the Company has suffered recurring losses from operations, is out of compliance with its debt covenants, is in default on payment of certain debt and has significant negative working capital. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern." Subsequent to Arthur Andersen's report, Williams Controls announced the completion of a series of recapitalization transactions led by American Industrial Partners, a San Francisco and New York based private equity firm. As a result of these transactions, announced on July 3, 2002, the Company is now in full compliance with all of its debt covenants and is no longer in payment default with respect to any of its obligations. The investment additionally provided liquidity to the Company and positions Williams to capitalize on future growth opportunities. We have not been able to obtain a letter from Arthur Andersen LLP as required by Item 304(a)(3) of Regulation S-K. Arthur Andersen LLP has indicated that they are no longer in a position to provide such a letter. During the most recent fiscal year of the Company ended September 30, 2001, and the subsequent interim period through July 22, 2002, the Company did not consult with KPMG LLP regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

        The Company's Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the our "disclosure controls and procedures" as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Controls Over Financial Reporting

        There has been no change in the Company's internal controls over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Part III

Item 10. Directors and Executive Officers of the Registrant

        Incorporated by reference to the Company's 2004 Proxy Statement to be filed February 26, 2004.

Item 11. Executive Compensation

        Incorporated by reference to the Company's 2004 Proxy Statement to be filed February 26, 2004.

Item 12. Security Ownership of Certain Beneficial Owners and Management

        Incorporated by reference to the Company's 2004 Proxy Statement to be filed February 26, 2004.

Item 13. Certain Relationships and Related Transactions

        Incorporated by reference to the Company's 2004 Proxy Statement to be filed February 26, 2004.

Item 14. Principal Accounting Fees and Services

        Incorporated by reference to the Company's 2004 Proxy Statement to be filed February 26, 2004.

Part IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

        (a)   Financial Statements.

          (1)   See Index to Financial Statements in Item 8 on page 19 of this Form 10-K.

          (2)   All schedules are omitted because they are not required, not applicable or the required information is given in the Consolidated Financial Statements.

          (3)   The Exhibit Index beginning on page 59 is incorporated herein by reference as the list of exhibits required as part of this Report.

        (b)   Reports on Form 8-K.

        On July 1, 2003, the Company filed a current report on Form 8-K to provide under Item 5 a press release reporting regarding evaluation of its strategic direction and the decision to divest of its passenger car and light truck product lines.

        On July 10, 2003, the Company furnished a current report on Form 8-K to provide under Items 7, 9 and 12 a press release reporting the release of earnings for the second quarter of 2003. Such information shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934.

        On July 31, 2003, the Company furnished a current report on Form 8-K to provide under Items 7, 9 and 12 a press release reporting the release of earnings for the third quarter of 2003. Such information shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934.

        On August 22, 2003, the Company furnished a current report on Form 8-K to provide under Items 5 and 7 a press release reporting the entering of a labor agreement with its union employees.

        (c)   The exhibits required by Item 601 of Regulation S-K to be filed as part of this Report or incorporated herein by reference to the Exhibit Index beginning on page 59.

Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLIAMS CONTROLS, INC.
DATE: DECEMBER 24, 2003	By	/s/ R. EUGENE GOODSON R. Eugene Goodson, Chairman of the Board, President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: December 24, 2003	By	/s/ R. EUGENE GOODSON R. Eugene Goodson, Chairman of the Board, President and Chief Executive Officer
Date: December 24, 2003	By	/s/ DENNIS E. BUNDAY Dennis E. Bunday, Executive Vice President, Chief Financial Officer and Principal Accounting Officer
Date: December 24, 2003	By	/s/ NATE BELDEN Nate Belden, Director
Date: December 24, 2003	By	/s/ W. RICHARD BINGHAM W. Richard Bingham, Director
Date: December 24, 2003	By	/s/ KIRK R. FERGUSON Kirk R. Ferguson, Director
Date: December 24, 2003	By	/s/ H. SAMUEL GREENAWALT H. Samuel Greenawalt, Director
Date: December 24, 2003	By	/s/ DOUGLAS E. HAILEY Douglas E. Hailey, Director
Date: December 24, 2003	By	/s/ DONN J. VIOLA Donn J. Viola, Director

Williams Controls, Inc.
Exhibit Index

Exhibit Number	Description
2.1	Asset Purchase Agreement, dated as of September 30, 2003, by and among the Company, Teleflex Incorporated and Teleflex Automotive Incorporated (Incorporated by reference to Exhibit 2.1 to the Registrant's current report on Form 8-K filed on December 9, 2003).
3.1	Certificate of Incorporation of the Registrant as amended. (Incorporated by reference to Exhibit 3.1 to the Registrant's annual report on form 10-K for the fiscal year ended September 30, 1995)
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
10.1	(a)
Form of Indemnification Agreement for H. Samuel Greenawalt and Timothy Itin. (Incorporated by reference to Exhibit 10.1(c) to the Registrant's annual report on Form 10-K for the fiscal year ended September 30, 1993)
10.1	(b)	Form of Indemnification Agreement for Douglas E. Hailey (Incorporated by reference to Exhibit 10.1(a) to the Registrant's quarterly report on Form 10-Q for the quarter ended December 31, 2001)
10.2		The Company's 1995 Stock Option Plan for Non-Employee Directors. (Incorporated by reference to Exhibit 10.3 to the Registrant's quarterly report on Form 10-Q for the quarter ended March 31, 1995)
10.3		The Registrant's 1993 Stock Option Plan as amended to date. (Incorporated by reference to Exhibit 10.4(b) to the Registrant's annual report on Form 10-k for the fiscal year ended September 30, 1998)
10.4		Preferred Stock Placement Agreement, dated April 17, 1998 (Incorporated by reference to Exhibit (d)(ii) to Schedule TO I/A filed on June 11, 2002)
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
21		List of Subsidiaries (Filed Herewith)
23		Consent of KPMG LLP (Filed herewith)
31.1		Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) (Filed herewith)
31.2		Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) (Filed herewith)
32.1		Certification of R Eugene Goodson Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of Dennis E. Bunday Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

QuickLinks

Williams Controls, Inc. Index to 2003 Form 10-K
WILLIAMS CONTROLS, INC. Form 10-K
Part I (Dollar amounts in thousands, unless otherwise indicated)
  Item 1. Description of Business (Dollars in thousands)
  Item 2. Properties (Dollars in thousands)
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
Part II
  Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
  Item 6. Selected Financial Data (Dollars in thousands—except per share amounts)
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data
Williams Controls, Inc. Index to Consolidated Financial Statements
INDEPENDENT AUDITORS' REPORT
Williams Controls, Inc. Consolidated Balance Sheets (Dollars in thousands, except per share information)
Williams Controls, Inc. Consolidated Statements of Operations (Dollars in thousands, except share and per share information)
Williams Controls, Inc. Consolidated Statements of Comprehensive Loss (Dollars in thousands)
Williams Controls, Inc. Consolidated Statements of Cash Flows (Dollars in thousands)
Williams Controls, Inc. Conslidated Statements of Cash Flows (Continued) (Dollars in thousands)
Notes to Consolidated Financial Statements Years Ended September 30, 2003, 2002 and 2001 (Dollars in thousands, except share and per share amounts)
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
Part III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions
  Item 14. Principal Accounting Fees and Services
Part IV
  Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
Signatures
Williams Controls, Inc. Exhibit Index