Form 10-Q
period 2003-12-31
WILLIAMS CONTROLS INC
filed 2004-02-11
CIK 854860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2003

Commission file number 0-18083

Williams Controls, Inc.
(Exact name of registrant as specified in its charter)

Delaware	84-1099587
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14100 SW 72nd Avenue, Portland, Oregon	97224
(Address of principal executive office)	(zip code)

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

Yes [   ]    No [X]

The number of shares outstanding of the registrant’s common stock at January 31, 2004: 20,125,492

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

This report, including the Notes to Unaudited Consolidated Financial Statements, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, those statements relating to development of new products, the financial condition of the Company, the ability to increase distribution of the Company’s products, integration of businesses the Company acquires, and disposition of any current business of the Company. Forward-looking statements can be identified by the use of forward-looking terminology, such as “may”, “will”, “should”, “expect”, “anticipate”, “estimate”, “continue”, “plans”, “intends”, or other similar terminology. These forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is anticipated or forecasted in these forward-looking statements due to numerous factors, including, but not limited to, the ability of the Company to generate or obtain sufficient working capital to continue its operations, changes in demand for the Company’s products, the timing of customer orders and deliveries, and the impact of competitive products and pricing. In addition, such statements could be affected by general industry and market conditions and growth rates, and general domestic and international economic conditions.

Williams Controls, Inc.

December 31, 2003

Part I

Item 1. Financial Statements

Williams Controls, Inc.
Consolidated Balance Sheets
(Dollars in thousands, except per share information)
(Unaudited)

ASSETS	December 31, 2003	September 30, 2003
Current Assets:
Cash and cash equivalents	$ 1,042	$ 101
Trade accounts receivable, less allowance of
$45 and $26 at December 31, 2003 and September 30
2003, respectively	6,788	7,015
Other accounts receivable	229	7,185
Inventories, net	3,680	4,053
Prepaid expenses and other current assets	963	330
Net assets held for sale	74	--
Total current assets	12,776	18,684

Property, plant, and equipment, net	5,445	5,647
Other assets, net	568	576
Total assets	$ 18,789	$ 24,907
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$ 3,926	$ 4,027
Accrued expenses	5,468	8,796
Current portion of long-term debt and capital leases	330	4,658
Total current liabilities	9,724	17,481

Long-term Liabilities:
Long-term debt and capital lease obligations	319	402
Employee benefit obligations	7,973	8,095
Mandatory redeemable Convertible Series B Preferred Stock, net
(153,550 issued and outstanding at December 31, 2003 and
September 30, 2003)	16,841	16,072

Commitments and contingencies

Shareholders' Deficit:
Preferred stock ($.01 par value, 50,000,000 authorized)
Series A-1 (77,550 issued and outstanding at December 31,
2003 and September 30, 2003)	1	1
Series A (0 and 150 issued and outstanding at December 31, 2003
and September 30, 2003, respectively)	--	--
Common stock ($.01 par value, 50,000,000 authorized; 20,125,492 issued and outstanding at December 31, 2003 and September 30,
2003)	201	201
Additional paid-in capital	22,209	22,224
Accumulated deficit	(32,310)	(33,400)
Treasury stock (130,200 shares at December 31, 2003 and
September 30, 2003)	(377)	(377)
Other comprehensive loss - Pension liability adjustment	(5,792)	(5,792)
Total shareholders' deficit	(16,068)	(17,143)
Total liabilities and shareholders' deficit	$ 18,789	$ 24,907

See accompanying notes to Unaudited Consolidated Financial Statements.

Williams Controls, Inc.
Consolidated Statements of Operations
(Dollars in thousands, except share and per share information)
(Unaudited)

	Three Months Ended December 31,
	2003	2002
Net sales	$ 12,538	$ 11,981
Cost of Sales	8,696	8,978
Gross margin	3,842	3,003

Operating expenses:
Research and development	610	773
Selling	274	328
Administration	879	1,180
Total operating expenses	1,763	2,281

Operating income from continuing operations	2,079	722

Other (income) expenses:
Interest expense - Debt, net	21	169
Interest expense - Series B Preferred Stock dividends and accretion	769	--
Other (income) expense, net	(5)	(91)
Total other expenses	785	78

Income from continuing operations before income taxes	1,294	644
Income tax expense (benefit)	40	(300)
Net income from continuing operations	1,254	944

Discontinued operations:
Loss from discontinued operations	164	49
Net income	1,090	895

Preferred dividends and accretion of Series B Preferred Stock	--	(649)
Net income allocable to common shareholders	$ 1,090	$ 246
Income per common share from continuing operations - basic	$ 0.06	$ 0.01
Loss per common share from discontinued operations - basic	(0.01)	--
Net income per common share - basic	$ 0.05	$ 0.01
Weighted average shares used in per share calculation - basic	20,125,492	20,059,835
Income per common share from continuing operations - diluted	$ 0.04	$ 0.01
Loss per common share from discontinued operations - diluted	(0.01)	--
Net income per common share - diluted	$ 0.03	$ 0.01
Weighted average shares used in per share calculation - diluted	54,147,843	33,882,562

See accompanying notes to Unaudited Consolidated Financial Statements.

Williams Controls, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Three Months Ended December 31,
	2003	2002
Cash flows from operating activities:
Net income	$ 1,090	$ 895
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	164	49
Loss from disposal of fixed assets	5	59
Depreciation and amortization	400	395
Interest expense - Series B Preferred Stock dividends and accretion	769	--
Gain on GeoFocus escrow release	--	(100)
Changes in operating assets and liabilities
Receivables, net	333	1,699
Inventories	163	6
Accounts payable and accrued expenses	(1,190)	(2,679)
Other	(755)	969
Net cash provided by operating activities	979	1,293
Cash flows from investing activities:
Purchases of property, plant and equipment	(202)	(306)
Net proceeds received from sale of assets	6,010	--
Net cash provided by (used in) investing activities	5,808	(306)
Cash flows from financing activities:
Net payments of debt and lease obligations	(4,411)	(1,553)
Payment of Series A-1 dividends	(1,413)	--
Redemption of Series A Preferred Stock	(22)	--
Net cash used in financing activities	(5,846)	(1,553)
Net increase (decrease) in cash and cash equivalents	941	(566)

Cash and cash equivalents at beginning of period	101	829
Cash and cash equivalents at end of period	$ 1,042	$ 263
Supplemental disclosure of cash flow information:
Interest paid	$ 34	$ 153
Income taxes paid (refund)	$ --	$ (300)

Supplemental disclosure of non-cash investing and financing
activities:
Preferred dividends accrued but not paid and Series B accretion	$ --	$ 649
Issuance of common stock for services previously accrued	$ --	$ 130

See accompanying notes to Unaudited Consolidated Financial Statements.

Williams Controls, Inc.
Notes to Unaudited Consolidated Financial Statements
Three Months ended December 31, 2003 and 2002
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

Note 2. Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared by the Company and, in the opinion of management, reflect all material normal recurring adjustments, which are necessary to present fairly the Company’s financial position as of December 31, 2003 and the results of operations and cash flows for the three months ended December 31, 2003 and 2002. The results of operations for the three months ended December 31, 2003 are not necessarily indicative of the results to be expected for the entire fiscal year.

Certain information and footnote disclosures made in the last Annual Report on Form 10-K have been condensed or omitted for the interim consolidated statements. Certain costs are estimated for the full year and allocated to interim periods based on activity associated with the interim period. Accordingly, such costs are subject to year-end adjustment. It is Management’s opinion that, when the interim consolidated statements are read in conjunction with the September 30, 2003 annual report on Form 10-K, the disclosures are adequate to make the information presented not misleading. The interim consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

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

Note 3. Accounting for stock based compensation

The Company has elected to account for its stock-based compensation plans using the intrinsic value-based method under Accounting Principles Board Opinion No. 25 (APB 25). Based on the provisions of Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” and SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company has computed, for pro forma disclosure purposes, net income and net income per share as if the fair value based method of accounting had been adopted.

For the three months ended December 31, 2003 and 2002, there were no stock option grants. Since no options were granted in the periods presented, the pro forma effect of compensation expense shown below is based on recognizing the fair value of stock options issued after December 31, 1994 over their average vesting period. If the Company had accounted for its stock-based compensation plans using the fair value-based method in accordance with SFAS No. 123, the Company’s net income and net income per share would approximate the pro forma disclosures below:

Three Months Ended December 31,
	2003	2002
Net income allocable to common shareholders as reported	$ 1,090	$ 246
Less: Total stock-based employee compensation expense
determined under fair value based method, net of related tax effects	36	36

Pro forma net income	$ 1,054	$ 210

Earnings per share:
Basic - as reported	$ 0.05	$ 0.01

Basic - pro forma	$ 0.05	$ 0.01

Diluted - as reported	$ 0.03	$ 0.01

Diluted - pro forma	$ 0.03	$ 0.01

Note 4. Comprehensive Income

Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income,” requires companies to report a measure of all changes in equity except those resulting from investments by owners and distributions to owners. Total comprehensive income for the three months ended December 31, 2003 and 2002 was $1,090 and $895, respectively, and consisted solely of net income. As of December 31, 2003, accumulated other comprehensive loss was ($5,792) and consisted of accumulated benefit obligations in excess of the plan assets for both the Hourly Employees Pension plan and the Salaried Employees Pension Plan.

Note 5. Income Per Share

Basic earnings per share (“EPS”) and diluted EPS are computed using the methods prescribed by SFAS No. 128, “Earnings Per Share”. Basic EPS is based on the weighted-average number of common shares outstanding during the period. Diluted EPS is based on the weighted-average number of common shares outstanding and the dilutive impact of common equivalent shares outstanding.

        Following is a reconciliation of basic EPS and diluted EPS from continuing operations:

	Three Months Ended December 31, 2003			Three Months Ended December 31, 2002
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Net income from continuing operations	$ 1,254			$ 944

Less - Preferred dividends and
accretion of Series B preferred stock	--			(649)

Basic EPS -
Income allocable to common
shareholders from continuing
operations	$ 1,254	20,125,492	$ 0.06	$ 295	20,059,835	$ 0.01

Effect of dilutive securities -
Stock options and warrants	--	--		--	--
Preferred stock - Series A	--	2,022		--	--
Preferred stock - Series A-1	--	11,750,000		--	13,822,727
Preferred stock - Series B	769	22,270,329		--	--

Diluted EPS -
Income allocable to common
shareholders from continuing
operations	$ 2,023	54,147,843	$ 0.04	$ 295	33,882,562	$ 0.01

For the three months ended December 31, 2003, the Company had options and warrants covering 7,181,719 shares that were not considered in the dilutive EPS calculation since they would have been antidilutive. For the three months ended December 31, 2002, the Company had options, warrants, convertible preferred stock – Series A, and convertible preferred stock – Series B covering 27,804,303 shares not considered in the dilutive EPS calculation since they would have been antidilutive.

Note 6. Inventories

        Inventories consist of the following:

	December 31, 2003	September 30, 2003
Raw materials	$ 2,354	$ 2,843
Work in process	377	477
Finished goods	949	733

	$ 3,680	$ 4,053

Note 7. Patent License Agreements

During fiscal 2003 the Company obtained a license agreement for use of an adjustable pedal design for our heavy truck and transit bus product lines. This agreement required an initial payment of $200, which was paid in fiscal 2003, and royalty payments based on the number of units sold. The agreement is for a period of two years and is renewable annually if certain sales thresholds are met. Additionally, as part of the sale of the Company’s passenger car and light truck product lines to Teleflex Incorporated, the Company obtained the right to use certain of Teleflex’s adjustable pedal patents in exchange for Teleflex receiving licenses for certain of the Company’s patents.

Note 8. Settlement of accounts payable and  customer contingencies

In June 2002, the Company entered into an agreement with a vendor and customer of the Company, Caterpillar, Inc. (“Caterpillar”) to remedy past due accounts between the Company and Caterpillar. Under the agreement, the Company remitted to Caterpillar $1,250 in July 2002 and made monthly payments through December, 2002 for a total of $2,850, of which $1,251 was paid during the three months ended December 31, 2002. As part of this agreement the Company and Caterpillar returned to normal vendor terms.

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

Note 9. Debt

The Company has a five-year revolving and term loan agreement with its primary lender Wells Fargo Credit, Inc. (“Wells”) which provides for $12,200 in revolving and term loans. Interest rates under this agreement are currently Well’s prime rate plus 2.00% for the revolving debt and Well’s prime rate plus 2.25% for the term loans. Fees under the loan agreement include an unused revolver fee of .25% on the unused portion, a term loan prepayment fee of 2% in the first year and 1% thereafter, and a revolving loan termination fee of $200 in year 1 and $100 thereafter. The revolver and term loan A mature on July 1, 2007 and term loan B had an initial maturity of July 1, 2004. The loans are secured by essentially all of the assets of the Company. On September 30, 2003 the Company completed the sale of its passenger car and light truck electronic throttle control product lines. Proceeds from this sale were received during the first quarter of fiscal 2004 and were used to reduce the Company’s bank debt obligations. Proceeds were used to pay off the entire outstanding balance of the revolver, the outstanding balance of Term Loan B and a portion of Term Loan A. The Company has available under its revolving credit facility $6,843 and $3,854 at December 31, 2003 and September 30, 2003, respectively.

        The Company’s long-term debt consists of the following:

	December 31, 2003	September 30, 2003
Bank revolving credit facility due July 1, 2007, bearing interest at a variable rate, (6.00% at December 31, 2003) included in current liabilities.	$ --	$ 3,578

Bank Term Loan A due July 1, 2007, balance bearing interest at a variable rate, (6.25% at December 31, 2003) payable in monthly installments of $23.	528	1,050

Bank Term Loan B initially due July 1, 2004, balance bearing interest at a variable rate, (6.25% at December 31, 2003) payable in monthly installments of $33. Repaid during the first quarter of fiscal 2004.	--	300

Capital Leases	121	132
	649	5,060

Less current portion	330	4,658
	$ 319	$ 402

Note 10. Product Warranties

The Company establishes a product warranty reserve based on a percentage of product sales. The established reserve is based on historical return rates of products and amounts for significant and specific warranty issues, and is included in accrued expenses in the accompanying consolidated balance sheets. The warranty is limited to a specific time period, mileage or hours of use, and varies by product and application. The Company has provided a reserve, which in the opinion of management, is adequate to cover such warranty costs. Following is a reconciliation of the changes in the Company’s warranty reserve for the three months ended December 31, 2003 and 2002:

	Three Months Ended December 31, 2003		Three Months Ended December 31, 2002
Balance at September 30, 2003	$ 2,432	Balance at September 30, 2002	$ 1,293

Payments	(708)	Payments	(186)
Additional accruals	230	Additional accruals	156
Accrual adjustments	-	Accrual adjustments	-

Balance at December 31, 2003	$ 1,945	Balance at December 31, 2002	$ 1,263

In January 2003, the Company was notified of higher than normal warranty claims on one of its electronic throttle control systems by one customer. Management is working with its customer to repair the defective part. Management estimates that the total potential units involved is no more than 30,000 units and in the second quarter of fiscal 2003 recorded an accrual of $985 for the estimated costs of the repairs. All the units that were in the customer’s inventory have been returned or replaced. The remaining possible defective parts are installed on vehicles and vehicle owners have been notified that the parts should be replaced. During the fourth quarter of fiscal 2003, the Company reassessed this warranty reserve and recorded an additional accrual of $336 based on actual results to date and the Company’s assessment of its remaining obligation. During the first quarter of fiscal 2004, the Company made payments of $447 related to this warranty reserve. At December 31, 2003, the accrual was $644 and is included in the amounts above.

In September 2003, the Company was notified of higher than normal warranty claims on one of its passenger car and light truck electronic throttle control systems by one customer. Management estimates that the total potential units involved is no more than 7,300 units and in the fourth quarter of fiscal 2003 recorded an accrual of $225 for the estimated costs of the repairs. The units involved only include electronic throttle controls that were shipped prior to the sale of the Company’s passenger car and light truck product lines on September 30, 2003.

Note 11. Preferred Stock

On July 14, 2002 the Company exchanged newly authorized Series A-1 Preferred stock for approximately 99% of its Series A Preferred stock in a transaction that involved the cancellation of all unpaid dividends accrued on the Series A Preferred stock being exchanged. An accrual of $1,413 was recorded in equity, commencing on the issue date and ending on September 30, 2002, for dividends on the Series A-1 Preferred stock, after which the Series A-1 Preferred ceased to bear dividends. The dividend was originally expected to be settled by the issuance of common stock. At September 30, 2003, based on the unexpected change in the Company’s liquidity as a result of the sale of its passenger car and light truck product lines, the Company decided to settle the dividend for cash and accordingly, the accrued dividend was reclassified to current liabilities as of September 30, 2003. During the first quarter of fiscal 2004, the entire amount of $1,413 of Series A-1 dividends was declared and paid. No further dividends exist for Series A-1 Preferred Stock after the payment of the previously accrued dividends.

In addition, during the first quarter of fiscal 2004 the Company redeemed the remaining 150 shares of Series A Preferred Stock for $22, which included accrued dividends of $7.

Note 12. Discontinued Operations

The Company accounts for the impairment of long-lived assets or a disposal group in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”. The Company tests for impairment when factors indicate that the asset or disposal group may not be recoverable from future undiscounted cash flows. The Company currently intends to discontinue the operations of NESC through the sale of certain assets; however, as of December 31, 2003 a sale agreement has not been reached. The Company expects a sale agreement to be concluded during the second quarter of fiscal 2004. In accordance with SFAS No. 144, the Company evaluated whether the disposal group should be classified as “Net Assets Held for Sale” at December 31, 2003. The disposal group consists of property, plant and equipment, inventories and the right to a product patent.

It was determined that the Company met all of the requirements to classify the disposal group as “Net Assets Held for Sale” and accordingly the disposal group was adjusted to its fair value and recorded as “Net Assets Held for Sale” in the accompany consolidated balance sheet. Recording the disposal group at its fair value resulted in the Company recognizing a write down of assets of $151. The total loss on the write down of assets of $151 and the results of operations during the first quarter of fiscal 2004 have been recorded as a component of discontinued operations on the accompany consolidated statement of operations. The results of operations of NESC during the first quarter of fiscal 2003 have also been reclassified and recorded as discontinued operations.

Net sales for NESC during the first three months of fiscal 2004 and 2003 were $155 and $130, respectively, and were removed from total net sales in the accompanying consolidated statements of operations. Gross margin and total operating expenses were $12 and $25, respectively, for the first three months of fiscal 2004 resulting in a net loss on operations of $13. Gross margin was a loss of $7 and total operating expenses were $42 for the first three months of fiscal 2003 resulting in a net loss on operations of $49.

Note 13. Segment Information

The Company accounts for its segments in accordance with SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information”. The Company historically operated in two business segments: (1) vehicle components and (2) electrical components. As a result of terminating and selling certain product lines, the Company had no significant operations in the electrical components segment at December 31, 2003 and 2002. Accordingly the operations for the three months ended December 31, 2003 and 2002 are presented as one segment in the accompanying consolidated statement of operations.

In December 2002, the Company recorded a $100 gain from the release of escrow funds related to the sale of GeoFocus, the Company’s previously owned global positioning system business and part of the electrical components segment. The gain has been recorded in other (income) expense on the accompanying consolidated statement of operations and is reflected as a gain on GeoFocus escrow release in the accompanying consolidated statement of cash flows.

Williams Controls, Inc.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in thousands, except per share amounts)

Overview

We primarily design, produce and sell electronic throttle controls systems for heavy trucks and busses. We have a significant portion of the United States market for these products and a minor portion of the international markets for the same products. We also manufacture pneumatic and hydraulic control systems for the diesel heavy truck, transit bus and off-highway vehicles market. Many of the customers for pneumatic and hydraulic control systems are the same customers as for our diesel heavy truck and transit bus electronic throttle control systems.

Until September 30, 2003 we also produced a product line of electronic throttle controls for passenger cars and light trucks. We completed the sale of the assets related to these product lines on September 30, 2003. During 2003, net sales of passenger car and light truck electronic throttle controls constituted approximately 9% of our total revenues. Following the sale of the assets related to the passenger car and light truck product lines, all of our products are produced in our Portland, Oregon facility.

Demand for electronic throttle control devices and pneumatic and hydraulic control systems generally follow the economic cycles for heavy truck and transit bus manufacturing and sales. While we believe we are the market leader in the market for electronic throttle control systems for heavy trucks and transit busses manufactured in the U.S., the markets for our products are highly competitive in the U.S. and even more competitive in the international markets. Certain of our competitors are independent suppliers with substantial financial resources and significant technological capabilities. Major areas of focus for management of the Company are working closely with our existing and potential customers to design and develop new products and adapt existing products to new applications and improving the performance, reliability and cost-effectiveness of our products.

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

Impairment of Long-Lived Assets

We account for the impairment of long-lived assets in accordance with FASB Statement No. 144. We test for impairment when factors indicate that the asset may not be recoverable from future undiscounted cash flows and calculate the amount of impairment using discounted cash flows. Estimates of future cash flows require judgment and may change based on, among other things, the market for our products, technology advances, and customer relationships. For the three months ended December 31, 2003 an impairment was recorded related to the potential sale of assets of our NESC operations. Refer to Note

12 in the Notes to Unaudited Consolidated Financial Statements for further information. For the three months ended December 31, 2002 there was no impairment of long-lived assets.

Warranty and Product Recall

We provide a warranty covering defects arising from products sold. We have established a warranty accrual based on historical return rates of products and amounts for significant and specific warranty issues. In January 2003, the Company was notified of higher than normal warranty claims on one of its electronic throttle control systems by one customer. Management is working with this customer to repair the defective part. During the second quarter of 2003, an accrual of $985 was recorded for the estimated cost of the repairs. An additional accrual of $336 was recorded in the fourth quarter of 2003 based on actual results to date and the Company’s assessment of its remaining obligation. In September 2003, the Company was notified of higher than normal warranty claims on one of its passenger car and light truck electronic throttle control systems by one customer. During the fourth quarter of 2003, an accrual of $225 was recorded for the estimated cost of the repairs. While we believe our estimates are reasonable, they are subject to change and such change could be material.

Pensions and Post-retirement Benefit Obligations

We account for pensions and post-retirement benefits in accordance with SFAS No. 87, “Employers’ Accounting for Pensions”, and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”. SFAS No. 87 requires the Company to calculate its pension expense and liabilities using actuarial assumptions, including a discount rate assumption and a long-term asset rate return assumption. Changes in interest rates and market performance can have a significant impact on the Company’s pension expense and future payments. SFAS No. 106 requires the Company to accrue the cost of post-retirement benefit obligations. The accruals are based on interest rates and the costs of health care. Changes in interest rates and health care costs could impact post-retirement expenses and future payments.

The Company provides health care and life insurance benefits for certain of its retired employees, which includes prescription drug benefits (“Post Retirement Plan”). In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“Act”) was passed whereby a prescription drug benefit under Medicare was enacted as well as a federal subsidy to sponsors of retiree health care plans. Any measures of the APBO or net periodic postretirement benefit cost in the financial statements or accompanying notes do not reflect the effects of the Act on the Post Retirement Plan. The Company is unable to determine at this time the expected impact of this law.

Results of Operations – Three months ended December 31, 2003 compared to the three months ended December 31, 2002.

The following table sets forth, for the periods indicated, selected statements of operations data expressed as a percentage of net sales.

	Three Months Ended December 31,
	2003	2002
Net sales	100.0%	100.0%
Cost of sales	69.4	74.9

Gross margin	30.6	25.1
Operating expenses:
Research and development	4.9	6.5
Selling	2.2	2.7
Administration	7.0	9.9

Total operating expenses	14.1	19.1
Income from continuing operations	16.5	6.0
Interest expense - Debt	0.1	1.4
Interest expense - Series B Preferred Stock dividends & accretion	6.1	--
Other (income) expense, net	--	(0.8)

Income from continuing operations before income taxes	10.3	5.4
Income tax expense (benefit)	0.3	(2.5)

Net income from continuing operations	10.0%	7.9%

Net Sales

Net sales from continuing operations increased $557 or 4.6% to $12,538 in the first quarter of fiscal 2004 from $11,981 in the first quarter of fiscal 2003. The net increase is a combination of a $1,319 increase in sales to our heavy truck and transit bus customers offset by a $762 sales decline related to our passenger car and light truck product lines, which were sold on September 30, 2003. The 11.8% increase in net sales to our heavy truck and transit bus customers is due to increased sales volume resulting from a general increase in truck production throughout the industry and the addition of a new customer in the heavy truck product line. All of the net sales for the quarter ended December 31, 2003 were from sales in our heavy truck and transit bus product lines.

Gross margin

Gross margin was $3,842, or 30.6% of net sales in the first quarter of 2004, an increase of $839 compared to the gross margin of $3,003, or 25.1% of net sales, in the comparable fiscal 2003 period. Included in the first quarter of fiscal 2003 were negative gross margins of $372 from our passenger car and light truck product lines, which were sold on September 30, 2003.

Electronic throttle control systems for heavy trucks and transit busses showed an increase in gross margin of 1.5% from 31.6% of net sales during the three months ended December 31, 2003 compared to 30.1% of net sales during the comparable period of fiscal 2003. Also included in gross margins in the quarter ended December 31, 2002 was a $163 reduction in cost of sales related to recovering certain costs of a product recall. Refer to Note 8 in the Notes to Unaudited Consolidated Financial Statements for further discussion. Without this reduction in cost of sales, gross margins for heavy truck and transit busses would have been 28.6% of net sales for the quarter ended December 31, 2002.

The increase in gross margin in fiscal 2004 is primarily driven by an 11.8% increase in sales of electronic throttle control systems to heavy truck and transit bus customers and reductions in per unit labor and overhead costs. Overhead expenses decreased $159 from the prior year, due to the first quarter of fiscal 2003 including strike costs offset by increases in indirect labor and group health costs in the current quarter. The strike of our union employees was resolved in August 2003.

Operating expenses

Operating expenses for research and development, selling and administration were $1,763 for the three months ended December 31, 2003 compared to $2,281 for the three months ended December 31, 2002, a decrease of $518 or 22.7%. Operating expenses as a percentage of net sales, of 14.1% for the first fiscal quarter of 2004, were lower than the 19.1% for the first fiscal quarter of 2003.

Research and development expenses decreased $163 or 21.1% to $610 for the first fiscal quarter of 2004 compared to $773 for the comparable period in 2003. The lower research and development expenses is largely attributable to a reduction of $355 of research and development expenses associated with our passenger car and light truck product lines, which were sold on September 30, 2003. This reduction is offset by a $192 increase in research and development expenses in our heavy truck and transit bus product lines. This increase is attributable to an increase in overall project expenses for new pedal and adjustable pedal technology and a small increase in wages and personnel. The Company’s research and development expenditures will fluctuate based on the products under development at any given point in time, however, we expect research and development expenses to remain at levels consistent with the first quarter of fiscal 2004 rather than the levels incurred in the first quarter of fiscal 2003.

Selling expenses decreased $54 or 16.5% to $274 for the quarter ended December 31, 2003 compared to $328 for the comparable quarter ended December 31, 2002. This decrease is mainly due to the sale of our passenger car and light truck product lines, which accounted for $94 of total selling expenses in the first quarter of fiscal 2003.

Administration expenses for the three months ended December 31, 2003 of $879 were lower than the $1,180 for the same period in 2002, a reduction of $301 or 25.5%. This decrease is primarily a result of the sale of our passenger car and light truck product lines as of September 30, 2003, which incurred $259 of administrative expenses in the first quarter of fiscal 2003. In addition to the elimination of costs associated with the passenger car and light truck product lines, there were reductions in legal, accounting and professional fees of $108 partially offset by small increases in insurance premiums during the first quarter of fiscal 2004 compared to the first quarter of fiscal 2003. We expect these costs to continue to be lower in fiscal 2004 when compared to fiscal 2003.

Interest Expense and Other Income

Interest expense on debt decreased $148 or 87.6% to $21 in the first quarter of fiscal 2004 from $169 in the first quarter of fiscal 2003. This reduction is primarily the result of paying off our subordinated debt in fiscal 2003 and using the proceeds from the sale of our passenger car and light truck product lines to pay off the entire outstanding balance of our revolving credit facility, the outstanding balance of Term Loan B and a portion of Term Loan A during the first quarter of fiscal 2004. Interest expense related to the subordinated debt was $81 during the first quarter ended December 31, 2002 and $0 for the corresponding period in fiscal 2004. Interest expense related to our outstanding bank debt decreased $58 to $9 during the first quarter of fiscal 2004 compared to $67 during the first quarter of fiscal 2003.

Interest expense on preferred stock relates to dividends accrued on the Series B Preferred Stock during the first quarter of fiscal 2004 and the related accretion. Based on the guidelines of Statement of Financial Accounting Standards No. 150 (SFAS No. 150), the Company must now record all accrued dividends associated with the Series B Preferred Stock as a component of interest expense. Prior to the fourth quarter of fiscal 2003, all accrued dividends on the Series B Preferred Stock were recorded as a component of net loss allocable to common shareholders.

Other income decreased $86 to $5 for the three months ended December 31, 2004 from $91 in the first quarter of fiscal 2003. Included in the first quarter of fiscal 2003 was a $100 gain related to the release of escrow funds for the sale of GeoFocus as described in Note 13 in the Notes to Unaudited Consolidated Financial Statements.

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

Tax expense of $40 was recorded during the quarter ended December 31, 2003 related to federal and state estimated tax payments. A tax benefit of $300 was recorded in the quarter ended December 31, 2002 resulting from filing an amended federal 1998 tax return in the first quarter of fiscal 2003.

Discontinued Operations

During the first quarter ended December 31, 2003, the Company recorded a $164 loss from discontinued operations related to its NESC business. The Company reviewed the requirements of SFAS No. 144 and determined that the NESC disposal group should be classified as “Assets Held for Sale” at December 31, 2003. Accordingly the disposal group was adjusted to its fair value resulting in a write down of assets of $151. The remaining loss from discontinued operations is the result of a loss on operations during the quarter of $13. The Company will re-evaluate this operation during the second quarter of fiscal 2004, upon which time a sales agreement for the sale of NESC is expected. Refer to Note 12 of Notes to Unaudited Consolidated Financial Statements.

Net earnings available to common shareholders

Net income allocable to common shareholders increased to $1,090 for the quarter ended December 31, 2003 compared to $246 in the comparative prior year period. This improvement in our results of operations is due to the factors mentioned above, specifically, an increase in gross margin, reductions in operating expenses and lower interest expense on debt. The sale of our passenger car and light truck product lines on September 30, 2003 contributed to all of these factors.

Financial Condition, Liquidity and Capital Resources

Cash generated from continuing operations was $979 for the first fiscal quarter of 2004, a decrease of $314 from the cash generated from operations of $1,293 during the first quarter of fiscal 2003. Although we anticipated that cash flows from continuing operations will improve with the sale of our passenger car and light truck product lines on September 30, 2003, timing of certain payments decreased the cash generated from continuing operations in the first quarter of fiscal 2004. Cash was used to pay $729 of accrued bonuses related to fiscal year 2003, $336 of which related to the sale of the passenger car and light truck product lines. Additionally, warranty payments in excess of warranty accruals were $478 and almost entirely were due to payment to one customer for one warranty claim that is in excess of normal warranty. In the first quarter of fiscal 2003, warranty payments approximated warranty accruals.

Cash flows from operations improved through net income of $1,090 compared to net income of $895 for the three months ended December 31, 2002. Cash flows from operations also increased during the first quarter of fiscal 2004 due to $769 of non-cash interest expense on preferred dividends and Series B accretion. The Company expects non-cash interest expense on preferred dividends to continue to increase throughout the year as we accrue dividends each month for the Series B preferred stock.

In addition to the reductions in accounts payable and accrued expenses for the payment of bonuses related to the sale of our passenger car and light truck product lines and the payment of other bonuses and warranty claims discussed above, cash was also used during the first quarter of fiscal 2004 to pay insurance premiums for fiscal 2004 in October 2003, which amounted to $733. In fiscal 2003, the insurance premiums were financed through the issuance of a promissory note, which was paid off during the first nine months of fiscal 2003.

We believe we will continue to generate positive cash from continuing operations due to our improved financial condition and due to the elimination of our passenger car and light truck product lines, which were sold on September 30, 2003. With the sale of our passenger car and light truck product lines, we expect gross margins to improve as these product lines generated negative gross margins in fiscal 2003. We expect operating expenses to decrease as a result of the sale of these product lines and interest expense to decrease in the current year due to using the proceeds from this sale to pay off the entire outstanding balance of the bank revolving credit facility, the outstanding balance of Term Loan B and a portion of Term Loan A. Our remaining bank debt after applying these proceeds was $528 at December 31, 2003. Availability under our revolving credit facility improved to $6,843 at December 31, 2003 compared to $3,854 at September 30, 2003. The increase in our availability is directly attributable to the payoff of our revolving credit facility.

Cash provided by investing activities was $5,808 for the three months ended December 31, 2003 and was comprised of $6,010 of net proceeds from the sale of assets from our passenger car and light truck product lines offset by $202 of purchases of equipment. This compared to purchases of equipment of $306 for the three months ended December 31, 2002. Excluding net proceeds from the sale of assets, we expect our cash use for investing activities to increase throughout the fiscal year as we continue to make purchases of capital equipment.

Cash used in financing activities was $5,846 for the quarter ended December 31, 2003 compared to cash used in financing activities of $1,553 for the quarter ended December 31, 2002. The increase in cash used in financing activities primarily relates to the payoff of our revolving credit facility, Term Loan B and a portion of Term Loan A during the first quarter of fiscal 2004. As noted above, using the proceeds from the sale of our passenger car and light truck product lines, we were able to significantly reduce our debt obligations. We expect that our operations will continue to generate cash flow that will allow us to continue to reduce our debt obligations and will not require us to increase our borrowings. In addition, we paid $1,413 of Series A-1 Preferred stock dividends during the first quarter of fiscal 2004.

At December 31, 2003, our contractual obligations consisted of bank debt of $528, capital leases of $121, and operating lease commitments, which at December 31, 2003 are $35 due during the remaining of fiscal year 2004, $35 due in 2005 and $17 in 2006. We do not have any material letters of credit, purchase commitments, or debt guarantees outstanding at December 31, 2003.

Due to the reduction in interest rates and reduction in the fair value of assets, cash payments to fund our pension obligations will increase significantly in fiscal 2004. However, we have $6,843 available under our revolving credit facility at December 31, 2003 plus cash at December 31, 2003 of $1,042, and we believe this availability along with cash provided by operations will be adequate to meet our cash needs in fiscal 2004.

The Company has mandatory redeemable convertible Series B Preferred Stock, which is mandatorily redeemable on July 1, 2009 for $15,355 plus accrued dividends.

Included in the accompanying consolidated balance sheet is approximately $1,596 of old accounts payable related to closed insolvent subsidiaries of the Company. Management does not believe they will ultimately have to pay the full amount of these payables.

Recent FASB Pronouncements

In December 2003, the FASB issued SFAS No. 132 (Revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits – An Amendment of FASB Statements No. 87, 88, and 106". This statement increases the existing GAAP disclosure requirements by requiring more details about pension plan assets, benefit obligations, cash flows, benefit costs and related information. Companies will be required to segregate plan assets by category, such as debt, equity and real estate, and to provide certain expected rates of return and other informational disclosures. This statement also requires companies to disclose various elements of pension and postretirement benefit costs in interim period financial statements for quarters beginning after December 15, 2003. The Company will adopt the disclosure provisions of this statement in the second quarter of fiscal 2004.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company has approximately $528 in short and long-term debt, held by its bank, with interest rates that change in accordance with the terms of the relevant debt instruments. As a result, the Company may be exposed to risks associated with future interest rate changes on its debt. The Company does not believe that a hypothetical 10 percent change in end of period interest rates would have a material effect on the Company’s cash flow.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the our “disclosure controls and procedures” as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There has been no change in the Company’s internal controls over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

2.1	Asset Purchase Agreement, dated as of September 30, 2003, by and among the Company, Teleflex Incorporated and Teleflex Automotive Incorporated (Incorporated by reference to Exhibit 2.1 to the Registrant’s current report on Form 8-K filed on December 9, 2003).

3.1	Certificate of Incorporation of the Registrant as amended. (Incorporated by reference to Exhibit 3.1 to the Registrant’s annual report on form 10-K for the fiscal year ended September 30, 1995).

3.2	Certificate to Provide for the Designation, Preferences, Rights, Qualifications, Limitations or Restrictions Thereof, of the Series A Preferred Stock, 7 1/2% Redeemable Convertible Series (Incorporated by reference to Exhibit 3.1 to the Registrant’s quarterly report on form 10-Q for the quarter ended March 31, 1998).

3.3	Certificate to Provide for the Designation, Preferences, Rights, Qualifications, Limitations or Restrictions Thereof, of the Series A-1 Preferred Stock, Non-Redeemable Convertible Series. (Incorporated by reference to Exhibit 3.3 to the Registrant’s quarterly report on form 10-Q for the quarter ended June 30, 2002).

3.4	Certificate to Provide for the Designation, Preferences, Rights, Qualifications, Limitations or Restrictions Thereof, of the Series B Preferred Stock, 15% Redeemable Convertible Series (Incorporated by reference to Exhibit (d)(v) to the Schedule TO-I/A filed on July 5, 2002).

3.5	Certificate of Elimination for Mandatory Preferred Stock (Incorporated by reference to Exhibit (d)(vi) to the Schedule TO-I/A filed on July 5, 2002).

3.6	Restated By-Laws of the Registrant as amended July 1, 2002. (Incorporated by reference to Exhibit 3.6 to the Registrant’s quarterly report on form 10-Q for the quarter ended June 30, 2002).

4.1	Series B Preferred Stock Purchase Agreement, dated May 31, 2002. (Incorporated by reference to Exhibit (d)(i) to the Schedule TO-I/A filed on June 11, 2002).

4.2	Series B Preferred Registration Rights Agreement, dated as of July 1, 2002, by and among the Company, American Industrial Partners Capital Fund III, L.P., and Dolphin Offshore Partners L.P. (Incorporated by reference to Exhibit (d)(vii) to the Schedule TO-I/A filed on July 5, 2002).

4.3	Series B Preferred Shareholder Agreement, by and among the Company, American Industrial Partners Capital Fund III, L.P., Dolphin Offshore Partners L.P. and Eubel, Brady & Suttman Asset Management, Inc. (Incorporated by reference to Exhibit (d)(viii) to the Schedule TO-I/A filed on July 5, 2002).

4.4	Series A-1 Preferred Registration Rights Agreement, dated as of July 15, 2002, by and among the Company and the holders of Series A-1 Preferred Stock. (Incorporated by reference to Exhibit 4.5 to the Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2002).

4.5	Form of Amended and Restated Subordinated Debenture Due July 1, 2004 (Incorporated by reference to Exhibit (d)(xii) to the Schedule TO-I/A filed on July 5, 2002).

4.6	Form of warrant (Incorporated by reference to Exhibit (d)(iii) to the Schedule TO-I/A filed on June 11, 2002).

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) (Filed herewith).

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) (Filed herewith).

32.1	Certification of R. Eugene Goodson pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Dennis E. Bunday pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

On October 1, 2003, the Company filed a current report on Form 8-K to provide under Item 5 and 7 a press release reporting the sale of its passenger car and light truck electronic throttle control product lines.

On December 9, 2003, the Company filed a current report on Form 8-K to provide under Item 2 and 7 pro forma financial statements related to the sale of its passenger car and light truck electronic throttle control product lines.

On December 29, 2003, the Company filed a current report on Form 8-K to provide under Item 7 and 12 a press release reporting the release of earnings for the fourth quarter and fiscal year of 2003. Such information shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLIAMS CONTROLS, INC.
Date: February 11, 2004	/s/ R. EUGENE GOODSON R. Eugene Goodson Chairman of the Board, Presidentand Chief Executive Officer

/s/ DENNIS E. BUNDAY Dennis E. Bunday Chief Financial Officer

Exhibit 31.1

CERTIFICATION

I, R. Eugene Goodson, certify that:

    1.        I have reviewed this report on Form 10-Q of Williams Controls Inc.;

    2.        Based on my knowledge, this report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

    3.        Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

    4.        The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure control and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

    a)        Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

    b)        Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

    c)        Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

    5.        The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

    a)        All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: February 11, 2004	/s/ R. EUGENE GOODSON R. Eugene Goodson Chief Executive Officer

Exhibit 31.2

CERTIFICATION

I, Dennis E. Bunday, certify that:

    1.        I have reviewed this report on Form 10-Q of Williams Controls Inc.;

    2.        Based on my knowledge, this report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

    3.        Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

    4.        The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure control and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

    a)        Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

    b)        Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

    c)        Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

    5.        The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

    a)        All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: February 11, 2004	/s/ DENNIS E. BUNDAY Dennis E. Bunday Chief Financial Officer

Exhibit 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
REQUIRED BY RULE 13a-14(b) or RULE 15d-14(b)
AND SECTION 906 OF THE SARBANES-OXLEY ACT
OF 2002, 18 U.S.C. SECTION 1350

In connection with the Quarterly Report of Williams Controls, Inc (the “Company”) on Form 10-Q for the period ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, R. Eugene Goodson, Chairman of the Board and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ R. EUGENE GOODSON
R. Eugene Goodson
Chief Executive Officer
Williams Controls, Inc.
February 11, 2004

Exhibit 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER
REQUIRED BY RULE 13a-14(b) or RULE 15d-14(b)
AND SECTION 906 OF THE SARBANES-OXLEY ACT
OF 2002, 18 U.S.C. SECTION 1350

In connection with the Quarterly Report of Williams Controls, Inc (the “Company”) on Form 10-Q for the period ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Dennis E. Bunday, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ DENNIS E. BUNDAY
Dennis E. Bunday
Chief Financial Officer
Williams Controls, Inc.
February 11, 2004