Form 10-Q
period 2004-03-31
WILLIAMS CONTROLS INC
filed 2004-05-13
CIK 854860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2004

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

Yes [   ]     No [X]

The number of shares outstanding of the registrant’s common stock at April 30, 2004: 23,019,175

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

Williams Controls, Inc.

March 31, 2004

Table of Contents

Page Number
Part I. Financial Information

Item 1. Financial Statements (unaudited)

Consolidated Balance Sheets, March 31, 2004 and
September 30, 2003	1

Consolidated Statements of Operations, three and six months
ended March 31, 2004 and 2003	2

Consolidated Statements of Cash Flows, six months ended
March 31, 2004 and 2003	3

Notes to Consolidated Financial Statements	4

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations	12

Item 3. Quantitative and Qualitative Disclosures About Market Risk	20

Item 4. Controls and Procedures	20

Part II. Other Information

Item 1. Legal Proceedings	21

Item 2. Changes in Securities and Use of Proceeds	21

Item 3. Defaults Upon Senior Securities	21

Item 4. Submission of Matters to a Vote of Security Holders	21

Item 5. Other Information	21

Item 6. Exhibits and Reports on Form 8-K	21

Signature Page	23

Part I

Item 1. Financial Statements

Williams Controls, Inc.
Consolidated Balance Sheets
(Dollars in thousands, except share and per share information)
(Unaudited)

	March 31, 2004	September 30, 2003
ASSETS
Current Assets:
Cash and cash equivalents	$ 4,425	$ 101
Trade accounts receivable, less allowance of
$51 and $26 at March 31, 2004 and September 30
2003, respectively	8,039	7,015
Other accounts receivable	419	7,185
Inventories, net	3,969	4,053
Prepaid expenses and other current assets	561	330

Total current assets	17,413	18,684

Property, plant, and equipment, net	5,307	5,647
Other assets, net	559	576

Total assets	$ 23,279	$ 24,907

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$ 4,387	$ 4,027
Accrued expenses	6,196	8,796
Current portion of long-term debt and capital leases	331	4,658

Total current liabilities	10,914	17,481

Long-term Liabilities:
Long-term debt and capital lease obligations	234	402
Employee benefit obligations	7,313	8,095
Mandatory redeemable Convertible Series B Preferred Stock, net
(153,550 issued and outstanding at March 31, 2004 and
September 30, 2003)	17,632	16,072

Commitments and contingencies

Shareholders' Deficit:
Preferred stock ($.01 par value, 50,000,000 authorized)
Series A-1 (77,550 issued and outstanding at March 31,
2004 and September 30, 2003)	1	1
Series A (0 and 150 issued and outstanding at March 31, 2004
and September 30, 2003)	-	-
Common stock ($.01 par value, 50,000,000 authorized; 23,019,175 and 20,125,492 issued and outstanding at March 31, 2004 and
September 30, 2003)	230	201
Additional paid-in capital	24,434	22,224
Accumulated deficit	(31,148)	(33,400)
Treasury stock (130,200 shares at March 31, 2004 and
September 30, 2003)	(377)	(377)
Other comprehensive loss - Pension liability adjustment	(5,792)	(5,792)
Shareholder note receivable	(162)	-

Total shareholders' deficit	(12,814)	(17,143)

Total liabilities and shareholders' deficit	$ 23,279	$ 24,907

See accompanying notes to Unaudited Consolidated Financial Statements.

Williams Controls, Inc.
Consolidated Statements of Operations
(Dollars in thousands, except share and per share information)
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
Net sales	$ 14,477	$ 13,054	$ 27,015	$ 25,035
Cost of sales	10,016	10,792	18,712	19,770

Gross margin	4,461	2,262	8,303	5,265

Operating expenses (income):
Research and development	768	978	1,378	1,751
Selling	288	335	562	663
Administration	1,297	1,258	2,176	2,438
Gain on settlement with customer	--	(951)	--	(951)

Total operating expenses	2,353	1,620	4,116	3,901

Operating income from continuing operations	2,108	642	4,187	1,364

Other (income) expenses:
Interest income	(1)	(21)	(1)	(21)
Interest expense - Debt	18	158	39	327
Interest expense - Series B Preferred Stock dividends and
accretion	791	--	1,560	--
Other income, net	--	(50)	(5)	(141)

Total other expenses	808	87	1,593	165

Income from continuing operations before income taxes	1,300	555	2,594	1,199
Income tax expense (benefit)	54	--	94	(300)

Net income from continuing operations	1,246	555	2,500	1,499
Discontinued operations:
Loss from operations of discontinued operations	52	50	65	99
Loss from sale of discontinued operations	32	--	183	--
Gain from settlement of obligations	--	(120)	--	(120)

Total discontinued operations	84	(70)	248	(21)

Net income	1,162	625	2,252	1,520
Preferred dividends and accretion of Series B Preferred Stock	--	(662)	--	(1,311)

Net income (loss) allocable to common shareholders	$ 1,162	$ (37)	$ 2,252	$ 209

Income (loss) per common share from continuing operations - basic	$ 0.06	$ 0.00	$ 0.12	$ 0.01
Income (loss) per common share from discontinued operations - basic	0.00	0.00	(0.01)	0.00

Net income (loss) per common share - basic	$ 0.06	$ 0.00	$ 0.11	$ 0.01

Weighted average shares used in per share calculation - basic	21,051,728	20,125,492	20,586,079	20,091,942

Income (loss) per common share from continuing operations - diluted	$ 0.04	$ 0.00	$ 0.07	$ 0.01
Income (loss) per common share from discontinued operations -
diluted	0.00	0.00	(0.01)	0.00

Net income (loss) per common share - diluted	$ 0.03	$ 0.00	$ 0.07	$ 0.01

Weighted average shares used in per share calculation - diluted	56,039,412	20,125,492	55,059,478	33,914,669

See accompanying notes to Unaudited Consolidated Financial Statements.

Williams Controls, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Six Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net income	$ 2,252	$ 1,520
Adjustments to reconcile net income to net cash provided by
operating activities:
(Gain) loss from discontinued operations	248	(21)
Loss from sale of fixed assets	5	78
Depreciation and amortization	807	835
Interest expense - Series B Preferred Stock dividends and accretion	1,560	--
Gain on settlement with customer	--	(151)
Gain from settlement of liabilities	--	(275)
Changes in operating assets and liabilities
Receivables, net	(1,192)	739
Inventories	(126)	(196)
Accounts payable and accrued expenses	66	(1,290)

Other	(1,007)	1,108

Net cash provided by operating activities	2,613	2,347

Cash flows from investing activities:
Purchases of property, plant and equipment	(468)	(798)
Net proceeds received from sale of assets	6,010	7
Proceeds from collection on note receivable	7	5

Net cash provided by (used in) investing activities	5,549	(786)

Cash flows from financing activities:
Net payments of debt and lease obligations	(4,495)	(1,962)
Net proceeds from exercise of warrants	2,092	--
Payment of Series A-1 dividends	(1,413)	--
Redemption of Series A Preferred Stock and payment of dividends	(22)	--
Repayment of subordinated debt	--	(150)
Financing costs related to recapitalization	--	(119)

Net cash used in financing activities	(3,838)	(2,231)

Net increase (decrease) in cash and cash equivalents	4,324	(670)

Cash and cash equivalents at beginning of period	101	829

Cash and cash equivalents at end of period	$ 4,425	$ 159

Supplemental disclosure of cash flow information:
Interest paid	$ 45	$ 304
Income taxes paid (refund)	$ 91	$ (300)

Supplemental disclosure of non-cash investing and financing activities:
Issuance of note receivable for common stock	$ 162	$ --
Preferred dividends accrued but not paid and Series B accretion	$ --	$ 1,311
Issuance of common stock for services previously accrued	$ --	$ 130
Issuance of notes receivable for sale of property	$ --	$ 89

See accompanying notes to Unaudited Consolidated Financial Statements.

Williams Controls, Inc.
Notes to Consolidated Financial Statements
Three and Six Months ended March 31, 2004 and 2003
(Dollars in thousands, except share and per share amounts)
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

Note 2. Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared by the Company and, in the opinion of management, reflect all material normal recurring adjustments, which are necessary to present fairly the Company’s financial position as of March 31, 2004 and the results of its operations for the three and six months ended March 31, 2004 and 2003 and cash flows for the six months ended March 31, 2004. The results of operations for the three and six months ended March 31, 2004 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

During the three and six months ended March 31, 2004, the Company granted stock options to certain employees and directors. As such, the Company computed, for pro forma disclosure purposes, the value of all options granted during the second quarter ended March 31, 2004, using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following weighted average assumptions for grants. There were no option grants during the three and six months ended March 31, 2003.

	Employee Grants	Director Grants
Risk-free interest rate	3.33%	3.54%
Expected dividend yield	0%	0%
Expected lives	7 years	7 years
Expected volatility	100%	100%

Using the Black-Scholes methodology, the total value of options granted during the three and six months ended March 31, 2004 was $576, which would be amortized on a pro forma basis over the vesting period of the options (typically five years). The weighted average per share fair value of options granted during the three and six months ended March 31, 2004 was $.64 for the employee grants and $.63 for the director grants. If the Company had accounted for its stock-based compensation plans using the fair value-based method in accordance with SFAS No. 123, the Company’s net income (loss) and net income (loss) per share would approximate the pro forma disclosures below:

	Three Months Ended March 31, 2004		Six Months Ended March 31, 2004
	2004	2003	2004	2003
Net income (loss) allocable to common shareholders as reported	$ 1,162	$ (37)	$ 2,252	$ 209

Less: Total stock-based employee compensation expense
determined under fair value based method, net of related tax effects	(36)	(31)	(72)	(67)

Pro forma net income (loss)	$ 1,126	$ (68)	$ 2,180	$ 142

Earnings per share:
Basic - as reported	$ 0.06	$ 0.00	$ 0.11	$ 0.01

Basic - pro forma	$ 0.05	$ 0.00	$ 0.11	$ 0.01

Diluted - as reported	$ 0.03	$ 0.00	$ 0.07	$ 0.01

Diluted - pro forma	$ 0.03	$ 0.00	$ 0.07	$ 0.00

Note 4. Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” requires companies to report a measure of all changes in equity except those resulting from investments by owners and distributions to owners. Total comprehensive income for the three months ended March 31, 2004 and 2003 was $1,162 and $625, respectively, and for the six months ended March 31, 2004 and 2003 was $2,252 and $1,520 respectively, and consisted solely of net income. As of March 31, 2004, accumulated other comprehensive loss was ($5,792) and consisted of accumulated benefit obligations in excess of the plan assets for both the Hourly Employees Pension plan and the Salaried Employees Pension Plan.

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

Following is a reconciliation of basic EPS and diluted EPS from continuing operations:

	Three Months Ended March 31, 2004			Three Months Ended March 31, 2003
	Income	Shares	Per Share Amount	Income (Loss)	Shares	Per Share Amount
Net income from continuing operations	$ 1,246			$ 555
Less - Preferred dividends and
accretion of Series B preferred stock	--			(662)

Basic EPS -
Income (loss) allocable to common
shareholders from continuing
operations	$1,246	21,051,728	$ 0.06	$ (107)	20,125,492	$ (0.01)

Effect of dilutive securities -
Stock options and warrants	--	115,786		--	--
Preferred Stock - Series A	--	--		--	--
Preferred Stock - Series A-1	--	11,750,000		--	--
Preferred Stock - Series B	791	23,121,898		--	--

Diluted EPS -
Income (loss) allocable to common
shareholders from continuing
operations	$2,037	56,039,412	$ 0.04	$(107)	20,125,492	$ (0.01)

	Six Months Ended March 31, 2004			Six Months Ended March 31, 2003
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Net income from continuing operations	$ 2,500			$ 1,499
Less - Preferred dividends and
accretion of Series B preferred stock	--			(1,311)

Basic EPS -
Income allocable to common
shareholders from continuing
operations	$2,500	20,586,079	$ 0.12	$ 188	20,091,942	$ 0.01

Effect of dilutive securities -
Stock options and warrants	--	26,269		--	--
Preferred Stock - Series A	--	1,017		--	--
Preferred Stock - Series A-1	--	11,750,000		--	13,822,727
Preferred Stock - Series B	1,560	22,696,113		--	--

Diluted EPS -
Income allocable to common
shareholders from continuing
operations	$4,060	55,059,478	$ 0.07	$188	33,914,669	$ 0.01

For the three and six months ended March 31, 2004, the Company had options and warrants covering 2,743,254 shares that were not considered in the dilutive EPS calculation since they would have been antidilutive. For the three months ended March 31, 2003, the Company had options, warrants, convertible preferred stock – Series A, convertible preferred stock – Series A-1 and convertible preferred stock – Series B covering 40,953,636 shares that were not considered in the EPS calculation compared to 26,774,245 shares for the six months ended March 31, 2003 that were not considered in the dilutive EPS calculation since they would have been antidilutive.

Note 6. Inventories

Inventories consist of the following:

	March 31, 2004	September 30, 2003
Raw materials	$ 2,405	$ 2,843
Work in process	348	477
Finished goods	1,216	733

	$ 3,969	$ 4,053

Note 7. Patent License Agreements

During fiscal 2003 the Company obtained a license agreement for use of an adjustable pedal design for our heavy truck and transit bus product lines. This agreement required an initial payment of $200, which was paid in fiscal 2003, and royalty payments based on the number of units sold. As of March 31, 2004, no units of this pedal design have been sold. The agreement is for a period of three years and is renewed annually if certain sales thresholds are met. Additionally, as part of the sale of the Company’s passenger car and light truck product lines to Teleflex Incorporated, the Company obtained the right to use certain of Teleflex’s adjustable pedal patents in exchange for Teleflex receiving licenses for certain of the Company’s patents.

Note 8. Settlement of accounts payable and customer contingencies

In January 2003, the Company reached a settlement with a prior customer on a cancelled supply contract from 1999. Under the terms of the settlement, the Company received $900. Also included in this settlement was the waiver of an accounts payable obligation with a certain vendor. The amount recorded on the books for this obligation was $51. Based on this obligation being waived, this amount is included in the overall gain recognized from this settlement. The gain of $951 is reflected as “Gain on settlement with customer” within operating expenses of the consolidated statements of operations for the three and six months ended March 31, 2003.

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

Note 9. Debt

The Company has a five-year revolving and term loan agreement with its primary lender Wells Fargo Credit, Inc. (“Wells”) which provides for $12,200 in revolving and term loans. Interest rates under this agreement are currently Well’s prime rate plus 2.00% for the revolving debt and Well’s prime rate plus 2.25% for the term loans. Fees under the loan agreement include an unused revolver fee of .25% on the unused portion, a term loan prepayment fee of 2% in the first year and 1% thereafter, and a revolving loan termination fee of $200 in year 1 and $100 thereafter. The revolver and term loan A mature on July 1, 2007 and term loan B had an initial maturity of July 1, 2004. The loans are secured by essentially all of the assets of the Company. On September 30, 2003 the Company completed the sale of its passenger car and light truck electronic throttle control product lines. Proceeds from this sale were received during the first quarter of fiscal 2004 and were used to reduce the Company’s bank debt obligations. Proceeds were used to pay off the entire outstanding balance of the revolver, the outstanding balance of Term Loan B and a portion of Term Loan A. The Company has available under its revolving credit facility $7,874 and $3,854 at March 31, 2004 and September 30, 2003, respectively.

The Company’s long-term debt consists of the following:

	March 31, 2004	September 30, 2003
Bank revolving credit facility due July 1, 2007, bearing
interest at a variable rate, (6.00% at March 31, 2004)
included in current liabilities	$ --	$3,578

Bank Term Loan A due July 1, 2007, balance bearing
interest at a variable rate, (6.25% at March 31, 2004)
payable in monthly installments of $23	458	1,050

Bank Term Loan B due July 1, 2004, balance bearing
interest at a variable rate, (6.25% at March 31, 2004)
payable in monthly installments of $33. Repaid during
the first quarter of fiscal 2004	--	300
Capital Leases	107	132

	565	5,060

Less current portion	331	4,658

	$ 234	$ 402

Note 10. Product Warranties

The Company establishes a product warranty reserve based on a percentage of product sales. The established reserve is based on historical return rates of products and amounts for significant and specific warranty issues, and is included in accrued expenses in the accompanying consolidated balance sheets. The warranty is limited to a specific time period, mileage or hours of use, and varies by product and application. The Company has provided a reserve, which in the opinion of management, is adequate to cover such warranty costs. Following is a reconciliation of the changes in the Company’s warranty reserve for the three and six months ended March 31, 2004 and 2003:

	Three and Six Months Ended March 31, 2004		Three and Six Months Ended March 31, 2003
Balance at September 30, 2003	$ 2,432	Balance at September 30, 2002	$ 1,293

Payments	(708)	Payments	(186)
Additional accruals	230	Additional accruals	156
Accrual adjustments	--	Accrual adjustments	--

Balance at December 31, 2003	$ 1,954	Balance at December 31, 2002	$ 1,263

Payments	(962)	Payments	(211)
Additional accruals	637	Additional accruals	1,147
Accrual adjustments	(47)	Accrual adjustments	(181)

Balance at March 31, 2004	$ 1,582	Balance at March 31, 2003	$ 2,018

In January 2003, the Company was notified of higher than normal warranty claims on one of its electronic throttle control systems by one customer. Management is working with its customer to repair the defective part. Management estimates that the total potential units involved is no more than 30,000 units and in the second quarter of fiscal 2003 recorded an accrual of $985 for the estimated costs of the repairs. All the units that were in the customer’s inventory have been returned or replaced. The remaining possible defective parts are installed on vehicles and vehicle owners have been notified that the parts should be replaced. An additional accrual of $336 was recorded during the fourth quarter of fiscal 2003. During the second quarter of fiscal 2004, the Company reassessed this warranty reserve and recorded an additional accrual of $165 based on actual results to date and the Company’s assessment of its remaining obligation. During the six months ended March 31, 2004, the Company made payments of $981 related to this warranty reserve. At March 31, 2004, the accrual was $285 and is included in the amounts above.

Note 11. Pension Plans

The Company maintains two pension plans; one covers salaried employees and the other plan covers the Company’s hourly employees. Annual net periodic pension costs under the plans are determined on an actuarial basis. In December 2003, SFAS No. 132 (revised) “Employers’ Disclosures about Pensions and Other Postretirement Benefits” was issued. SFAS No. 132 (revised) requires additional disclosures about assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other postretirement plans. Disclosures regarding the components of net periodic benefit cost and contributions of pension plans and other postretirement plans are required for interim financial statements and are included below.

Components of Net Periodic Benefit Cost:

	Salaried Employees Plan Three Months Ended March 31,		Hourly Employees Plan Three Months Ended March 31,
	2004	2003	2004	2003
Service Cost	$ 27	$ 32	$ 64	$ 61
Interest Cost	70	73	105	89
Expected return on plan assets	(34)	(41)	(50)	(48)
Amortization of prior service cost	--	--	15	10
Amortization of (gain) loss	33	21	92	60

Net periodic benefit cost	$ 96	$ 85	$ 226	$ 172

	Salaried Employees Plan Six Months Ended March 31,		Hourly Employees Plan Six Months Ended March 31,
	2004	2003	2004	2003
Service Cost	$ 54	$ 64	$ 128	$ 122
Interest Cost	140	146	210	178
Expected return on plan assets	(68)	(82)	(100)	(96)
Amortization of prior service cost	--	--	30	20
Amortization of (gain) loss	66	42	184	120

Net periodic benefit cost	$ 192	$ 170	$ 452	$ 344

The Company previously disclosed in its financial statements for the year ended September 30, 2003, that it expected to contribute $2,098 to its pension plans in fiscal 2004. As of March 31, 2004, $550 of contributions have been made. The Company presently anticipates increasing its total contributions to $2,352 for the year ended September 30, 2004 to fund its pension plan obligations in fiscal 2004.

Note 12. Preferred Stock

On July 14, 2002 the Company exchanged newly authorized Series A-1 Preferred stock for approximately 99% of its Series A Preferred stock in a transaction that involved the cancellation of all $1,413 of unpaid dividends accrued on the Series A Preferred stock being exchanged. An equivalent amount of dividends were accrued as a component of equity on the Series A-1 Preferred stock between July 14, 2002 and September 30, 2002, after which the Series A-1 Preferred ceased to bear dividends. The dividend was originally expected to be settled by the issuance of common stock. At September 30, 2003, based on the unexpected change in the Company’s liquidity as a result of the sale of its passenger car and light truck product lines, the Company decided to settle the dividend for cash and accordingly, the accrued dividend was reclassified to current liabilities as of September 30, 2003. During the first quarter of fiscal 2004, the entire amount of $1,413 of Series A-1 dividends was declared and paid. No further dividends exist for Series A-1 Preferred Stock after the payment of the previously accrued dividends.

In addition, during the first quarter of fiscal 2004 the Company redeemed the remaining 150 shares of Series A Preferred Stock for $22, which included accrued dividends of $7.

Note 13. Warrants and Common Stock

In February 2001, the Company issued 12% secured subordinated debentures. For each purchaser of debentures, the Company issued a three year warrant to purchase common stock of the Company, par value $0.01 per share with a current price of $0.78 per share. The Company also issued the placement agent a three year warrant to purchase shares of the Company’s common stock equal to 7.0% of the number of warrants issued to the purchasers. The exercise price of the placement agent warrants is $0.78 per share. On March 1, 2004, certain warrant holders exercised 2,677,017 warrants at a price of $0.78 per share. The remaining warrants that were not exercised expired on March 1, 2004.

In March 2004, the Company issued 216,667 shares of restricted common stock to certain employees at $0.75 per share, which approximated the market value price at the date of the transaction. Cash from this transaction was received in April 2004, thus, a note receivable has been reflected in shareholders’ equity in the accompanying consolidated balance sheet at March 31, 2004. In addition, the Company issued stock options to each employee that purchased common stock. The total options granted were 866,667 which vest over a five year period from the date of grant.

Note 14. Discontinued Operations

On February 13, 2004, the Company sold substantially all of its assets associated with its NESC operations for $74. The assets sold included inventories, property, plant and equipment and the right to a product patent. In accordance with SFAS No. 144 “Accounting for Impairment or Disposal of Long-lived Assets”, the Company recognized a loss from sale and loss from operations in discontinued operations in the accompanying consolidated statement of operations related to the sale of its NESC assets. During the first quarter of fiscal 2004, it was determined the Company met the requirements of SFAS No. 144 to classify the assets to be sold as “Net Assets Held for Sale” and accordingly the assets were written down to their fair market value resulting in a $151 loss. During the second quarter of fiscal 2004, the Company recorded an additional $32 loss on the actual sale of these assets. The total loss of $183 from the sale of discontinued operations for the six months ended March 31, 2004 was calculated based on the net proceeds of the assets sold less the current book value at the date of the sale.

Net sales for NESC during the three and six months ended March 31, 2004 were $26 and $181, respectively, and were removed from total net sales in the accompanying consolidated statements of operations. NESC incurred negative gross margin of $27 and total operating expenses of $25, respectively, for the second quarter of fiscal 2004, which were also removed from the results of operations and resulting in a net loss on operations of $52. For the first six months of fiscal 2004, NESC incurred negative gross margin of $16 and total operating expenses of $49 resulting in a net loss on operations of $65.

Net sales for NESC during the three and six months ended March 31, 2003 were $120 and $251, respectively, and were removed from total net sales in the accompanying consolidated statements of operations. NESC incurred negative gross margin of $4 and total operating expenses of $46, respectively, for the second quarter of fiscal 2003, which were also removed from the results of operations and resulting in a net loss on operations of $50. For the first six months of fiscal 2003, NESC incurred negative gross margin of $12 and total operating expenses of $87 resulting in a net loss on operations of $99.

During the second quarter of fiscal 2003, the Company settled a lease obligation of its previously discontinued Kenco Williams business. A gain of $120 resulted from this settlement, which has been recorded in discontinued operations for the three and six months ended March 31, 2003 on the accompanying consolidated statement of operations.

Note 15. Segment Information

The Company accounts for its segments in accordance with SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information”. The Company historically operated in two business segments: (1) vehicle components and (2) electrical components. As a result of terminating and selling certain product lines, the Company had no significant operations in the electrical components segment at March 31, 2004 and 2003. Accordingly the operations for the three and six months ended March 31, 2004 and 2003 are presented as one segment in the accompanying consolidated statement of operations.

In December 2002, the Company recorded a $100 gain from the release of escrow funds related to the sale of GeoFocus, the Company’s previously owned global positioning system business and part of the electrical components segment. The gain has been recorded in other (income) expense on the accompanying consolidated statement of operations.

Note 16. Employment Agreements

In January 2003, the Company entered into employment agreements with its three executive vice presidents. Each contract is for a term of four years beginning October 1, 2002 and specifies an initial base salary per year, plus bonus based on parameters established by the board of directors. The agreements also provide for a one-year severance payment under certain circumstances in the event the Company terminates the agreements prior to the end of the contract period. The employment agreement for one of the above mentioned executive vice presidents was assigned to Teleflex, Incorporated as part of the sale of assets of our passenger car and light truck product lines, however, the Company has retained an obligation for one-half of the severance associated with the employment agreement under certain circumstances for a period of one year from September 30, 2003. For the six months ended March 31, 2004, the Company has paid $20 related to the severance associated with the employment agreement assigned to Teleflex.

Note 17. Contingencies

The Company and its subsidiaries are involved in various lawsuits incidental to their businesses. It is the opinion of management that the ultimate outcome of these actions will not have a material effect on the Company’s financial position or its results of operations.

The soil and groundwater at the Company’s Portland Oregon facility contain contaminants that the Company believes were released on the property by previous property owners. Some of this contamination has migrated offsite to a neighboring property. The Company has retained an environmental consulting firm to investigate the extent of the contamination and to determine what, if any, remediation will be required and the associated costs. Subsequent to March 31, 2004 the Company entered the Oregon Department of Environmental Quality’s voluntary clean-up program. The Company is not certain at this time what, if any, cleanup activities will be required. Additionally, the ultimate costs to the Company for investigation, remediation and monitoring, if necessary, cannot be predicted with certainty due to the amount of cleanup that may be required, the varying costs of alternative clean up methods and the amount of time necessary to accomplish such cleanups, which would be paid over a number of years. The Company estimates that the investigation costs will be approximately $250, for which the Company provided a liability in the second quarter of fiscal 2004. As additional information becomes known, it is reasonably possible that we will need to increase our accrual for this estimated liability. Investigation costs, and remediation or monitoring costs, if any, will be charged against the reserves as incurred. In the event that remediation is required in the future, the Company will seek indemnification from the prior property owner for some or all of the costs under the terms of the asset purchase agreement, which we expect the prior property owner to dispute.

On May 12, 2003, Mr. Ziegler, the Company’s former president and chief executive officer, filed suit against the Company, American Industrial Partners, L.P.; American Industrial Partners Fund III, L.P., and American Industrial Partners Fund III Corporation in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida. In the suit, Mr. Ziegler alleges that the Company breached an “oral agreement” with Mr. Ziegler to pay him additional compensation, including a bonus of “at least” $500, for certain tasks performed by Mr. Ziegler while he was the Company’s president and chief executive officer and seeks additional compensation to which he claims he is entitled. The Company disputes the existence of an agreement and any liability to Mr. Ziegler.

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

Demand for electronic throttle control devices and pneumatic and hydraulic control systems generally follow the economic cycles for heavy truck and transit bus manufacturing and sales. While we believe we are the market leader in the market for electronic throttle control systems for heavy trucks and transit busses manufactured in the U.S., the markets for our products are highly competitive in the U.S. and even more competitive in the international markets. Certain of our competitors are suppliers with substantial financial resources and significant technological capabilities. Major areas of focus for management of the Company are working closely with our existing and potential customers to design and develop new products and adapt existing products to new applications and improving the performance, reliability and cost-effectiveness of our products.

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

Impairment of Long-Lived Assets

We account for the impairment of long-lived assets in accordance with FASB Statement No. 144. We test for impairment when factors indicate that the asset may not be recoverable from future undiscounted cash flows and calculate the amount of impairment using discounted cash flows. Estimates of future cash flows require judgment and may change based on, among other things, the market for our products, technology advances, and customer relationships. For the three and six months ended March 31, 2004, a loss was recorded related to the sale of assets of our NESC operations. Refer to Note 14 in the Notes to Unaudited Consolidated Financial Statements for further information. For the three and six months ended March 31, 2003 there was no impairment of long-lived assets.

Warranty and Product Recall

We provide a warranty covering defects arising from products sold. We have established a warranty reserve based on historical return rates of products and amounts for significant and specific warranty issues. In January 2003, the Company was notified of higher than normal warranty claims on one of its electronic throttle control systems by one customer. Management is working with this customer to repair the defective part. During the second quarter of 2003, an accrual of $985 was recorded for the estimated cost of the repairs. An additional accrual of $336 was recorded in the fourth quarter of 2003. During the second quarter of fiscal 2004, an additional $165 was recorded related to this matter based on actual results to date and the Company’s assessment of its remaining obligation. At this time, the Company believes its warranty accrual for issues with this customer is reasonable and we do not expect any further increases for this accrual in the future. While we believe our estimates are reasonable, they are subject to change and such change could be material.

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

Results of Operations – Three months ended March 31, 2004 compared to the three months ended March 31, 2003.

The following table sets forth, for the periods indicated, selected statements of operations data expressed as a percentage of net sales.

	Three Months Ended March 31,
	2004	2003
Net sales	100.0%	100.0%
Cost of sales	69.2	82.7

Gross margin	30.8	17.3
Operating expenses (income):
Research and development	5.3	7.5
Selling	2.0	2.6
Administration	8.9	9.6
Gain on settlement with customer	--	(7.3)

Total operating expenses	16.2	12.4

Operating income from continuing operations	14.6	4.9

Interest income	0.0	(0.2)
Interest expense - Debt	0.1	1.2
Interest expense - Series B Preferred Stock dividends and accretion	5.5	--
Other (income) expenses, net	--	(0.4)

Income from continuing operations before income taxes	9.0	4.3
Income tax expense (benefit)	0.4	--

Net income from continuing operations	8.6%	4.3%

Net Sales

Net sales from continuing operations increased $1,423 or 10.9% to $14,477 in the second quarter of fiscal 2004 from $13,054 in the second quarter of fiscal 2003. The net increase is a combination of a $2,688 increase in sales to our heavy truck and transit bus customers offset by a $1,265 sales decline related to our passenger car and light truck product lines, which were sold on September 30, 2003. The 22.8% increase in net sales to our heavy truck and transit bus customers is due to increased sales volume resulting from a general increase in truck production throughout the industry and the addition of a new customer in the heavy truck product line. All of the net sales for the quarter ended March 31, 2004 were from sales in our heavy truck and transit bus product lines.

Gross margin

Gross margin was $4,461, or 30.8% of net sales in the second quarter of 2004, an increase of $2,199 compared to the gross margin of $2,262, or 17.3% of net sales in the comparable fiscal 2003 period. Included in the second quarter of fiscal 2003 were negative gross margins of $469 from our passenger car and light truck product lines, which were sold on September 30, 2003.

Electronic throttle, pneumatic and hydraulic control systems for heavy trucks and transit busses showed an increase in gross margin percentage of 8.7% to 31.9% of net sales during the three months ended March 31, 2004 from 23.2% of net sales during the comparable period of fiscal 2003. Included in this gross margin in the second quarter of fiscal 2004 is an increase in cost of sales related to recording an additional net $309 warranty accrual for product issues with one customer as described in Note 10 and an increase in our general warranty accrual based on review of product returns. Excluding these items, gross margin for heavy trucks and transit busses for the quarter ended March 31, 2004 would have been 34.0% of net sales. Included in gross margin for heavy trucks and transit busses in the quarter ended March 31, 2003 is a net increase in cost of sales of $804 related to recording a $985 warranty accrual for product issues with the one customer, as described in Note 10, offset by a $181 reduction in cost of sales related to its assessment of the remaining obligation for a prior product recall accrual. In addition, a reduction of cost of sales of $112 was recorded related to the Company’s obligations for certain union employee costs. Excluding these items, gross margins for heavy trucks and transit busses would have been 30.9% of net sales for the quarter ended March 31, 2003.

The overall increase in gross margin during the second quarter of fiscal 2004 is primarily driven by a 22.8% increase in unit sales of electronic throttle control systems to heavy truck and transit bus customers and reductions in per unit labor and overhead costs. Labor costs between periods remained consistent even though sales significantly increased. This is due to the elimination of inefficiencies caused by the strike of our union employees during fiscal 2003. The strike of our union employees was resolved in August 2003.

Operating expenses

Operating expenses were $2,353 for the three months ended March 31, 2004 compared to $1,620 for the three months ended March 31, 2003, an increase of $733 or 45.2%. Included in the second quarter of 2003 operating expenses was a $900 gain from cash received for settlement of a 1999 cancelled supply contract claim with a prior customer. Also included in this settlement was the waiver of an accounts payable obligation with a certain customer. The amount recorded on the books for this obligation was $51. Based on this obligation being waived, this amount is included in the overall gain recognized from this settlement. The entire gain of $951 is reflected as “Gain on settlement with customer” within operating expenses of the consolidated statements of operations for the three months ended March 31, 2003. Excluding this gain in the second quarter of 2003, operating expenses during the second quarter of 2004 decreased $218 or 8.5% from the second quarter of 2003.

Excluding the second quarter 2003 gain noted above, research and development, selling and administration costs were $2,571 or 19.7% of net sales for the three months ended March 31, 2003 compared to $2,353 or 16.2% of net sales for the second quarter ended March 31, 2004.

Research and development expenses decreased $210 or 21.5% to $768 for the second fiscal quarter of 2004 compared to $978 for the comparable period in 2003. The lower research and development expenses is largely attributable to a reduction of $365 of research and development expenses associated with our passenger car and light truck product lines, which were sold on September 30, 2003. This reduction is offset by a $155 increase in research and development expenses in our heavy truck and transit bus product lines and is attributable to an increase in overall project expenses for new pedal and adjustable pedal technology and a small increase in personnel. The Company’s research and development expenditures will fluctuate based on the products under development at any given point in time.

Selling expenses decreased $47 or 14.0% to $288 for the quarter ended March 31, 2004 compared to $335 for the comparable quarter ended March 31, 2003. This decrease is mainly due to the sale of our passenger car and light truck product lines, which accounted for $107 of total selling expenses in the second quarter of fiscal 2003 offset by a $60 increase in selling expenses for our heavy truck and transit bus product lines due to a small increase in wages and increases in travel expenses to our European and Asian customers.

Administration expenses for the three months ended March 31, 2004 of $1,297 were higher than the $1,258 for the same fiscal period in 2003, an increase of $39 or 3.1%. This increase is primarily a result of the Company recording a $250 environmental accrual during the three months ended March 31, 2004 as discussed in Note 17, offset by the sale of our passenger car and light truck product lines as of September 30, 2003, which incurred $244 of administrative expenses in the second quarter of fiscal 2003. In addition to the elimination of cost associated with the passenger car and light truck product lines, there were reductions in legal, accounting, corporate filing and professional fees of $59 partially offset by small increases in insurance premiums and information technology expenses during the second quarter of fiscal 2004 compared to the second quarter of fiscal 2003. We expect these costs to be lower in fiscal 2004 when compared to fiscal 2003.

Interest Expense

Interest expense on debt decreased $140 or 88.6% to $18 in the second quarter of fiscal 2004 from $158 in the second quarter of fiscal 2003. This reduction is primarily the result of paying off our subordinated debt in fiscal 2003 and using the proceeds from the sale of our passenger car and light truck product lines to pay off the entire outstanding balance of our revolving credit facility, the outstanding balance of Term Loan B and a portion of Term Loan A during the first quarter of fiscal 2004. Interest expense related to subordinated debt was $68 during the second quarter ended March 31, 2003 and $0 for the corresponding period in fiscal 2004. Interest expense related to our outstanding bank debt decreased $41 to $8 for the second quarter of fiscal 2004 compared to $49 during the second quarter of fiscal 2003.

Interest expense on preferred stock relates to dividends accrued on the Series B Preferred Stock during the second quarter of fiscal 2004 and the related accretion. Based on the guidelines of Statement of Financial Accounting Standards No. 150 (SFAS No. 150), the Company must now record all accrued dividends associated with the Series B Preferred Stock as a component of interest expense. Prior to the fourth quarter of fiscal 2003, all accrued dividends on the Series B Preferred Stock were recorded as a component of net loss allocable to common shareholders.

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

Tax expense of $54 was recorded during the quarter ended March 31, 2004 related to federal AMT and state estimated tax payments.

Discontinued Operations

During the second quarter ended March 31, 2004, the Company sold certain assets of its NESC operations. A total loss of $84 from discontinued operations was recorded in the quarter. A $32 loss on the sale of discontinued operations was recorded based on the difference of proceeds received and the recorded book value of assets sold. In addition, a loss of $52 from the second quarter operations of NESC was recorded in discontinued operations for the three months ended March 31, 2004. Refer to Note 14 of Notes to Unaudited Consolidated Financial Statements for further discussion.

During the second quarter of fiscal 2003, the Company settled a lease obligation of its previously discontinued Kenco Williams business. A gain of $120 resulted from this settlement, which has been recorded in discontinued operations for the three months ended March 31, 2003 on the accompanying statement of operations. This gain was offset by a $50 loss from operations of NESC for the second quarter ended March 31, 2003.

Net income available to common shareholders

Net income (loss) allocable to common shareholders improved to $1,162 for the quarter ended March 31, 2004 compared to a loss of $37 for the quarter ended March 31, 2003. This improvement in our results of operations is due to the factors mentioned above, specifically, an increase in gross margin, reductions in operating expenses and lower interest expense on debt. The sale of our passenger car and light truck product lines on September 30, 2003 contributed to all of these factors.

Results of Operations – Six months ended March 31, 2004 compared to the six months ended March 31, 2003.

The following table sets forth, for the periods indicated, selected statements of operations data expressed as a percentage of net sales.

	Six Months Ended March 31,
	2004	2003
Net sales	100.0%	100.0%
Cost of sales	69.3	79.0

Gross margin	30.7	21.0
Operating expenses (income):
Research and development	5.1	7.0
Selling	2.1	2.7
Administration	8.0	9.7
Gain on settlement with customer	--	(3.8)

Total operating expenses	15.2	15.6

Operating income from continuing operations	15.5	5.4

Interest income	0	(0.1)
Interest expense - Debt	0.1	1.3
Interest expense - Series B Preferred Stock dividends and accretion	5.8	--
Other (income) expenses, net	0.0	(0.6)

Income from continuing operations before income taxes	9.6	4.8
Income tax expense (benefit)	0.3	(1.2)

Net income from continuing operations	9.3%	6.0%

Net Sales

Net sales increased $1,980 or 7.9% to $27,015 in the first six months of fiscal 2004 from $25,035 in the first six months of fiscal 2003. The net increase is a combination of a $4,008 increase in sales to our heavy truck and transit bus customers offset by a $2,028 sales decline related to our passenger car and light truck product lines, which were sold on September 30, 2003. The 17.4% increase in net sales to our heavy truck and transit bus customers is due to increased sales volume resulting from a general increase in truck production throughout the industry and the addition of a new customer in the heavy truck product line. All of the net sales for the six months ended March 31, 2004 were from sales in our heavy truck and transit bus product lines.

Gross margin

Gross margin was $8,303, or 30.7% of net sales in the first six months of 2004, an increase of $3,038 compared to the gross margin of $5,265, or 21.0% of net sales, in the comparable fiscal 2003 period. Included in gross margin for the first six months of fiscal 2003 were negative gross margins of $841 from our passenger car and light truck product lines, which were sold on September 30, 2003.

Electronic throttle, pneumatic and hydraulic control systems for heavy trucks and transit busses showed an increase in gross margin percentage of 5.3% to 31.8% of net sales during the six months ended March 31, 2004 from 26.5% of net sales during the comparable period of fiscal 2003. Included in gross margin for heavy trucks and transit busses in the first six months of fiscal 2004 is an increase in cost of sales related to recording an additional net $309 warranty accrual for product issues with one customer as described in Note 10 and an increase in our general warranty accrual based on review of product returns. Excluding these items, gross margin for heavy trucks and transit busses for the six months ended March 31, 2004 would have been 32.9% of net sales. Included in gross margin for heavy trucks and transit busses in the six months ended March 31, 2003 is a net increase in cost of sales of $641 related to recording a $985 warranty accrual for product issues with the one customer, as described in Note 10 offset by a $344 reduction in cost of sales related to its assessment of the remaining obligation for a prior product recall accrual. In addition, a reduction of cost of sales of $112 was recorded related to the

Company’s obligations for certain union employee costs. Excluding these items, gross margins for heavy trucks and transit busses would have been 29.8% of net sales for the six months ended March 31, 2003.

The overall increase in gross margin during the first six months of fiscal 2004 is primarily driven by a 17.4% increase in sales of electronic throttle control systems to heavy truck and transit bus customers and reductions in per unit labor and overhead costs. Labor costs between periods remained consistent even though sales significantly increased. This is due to the elimination of inefficiencies caused by the strike of our union employees during fiscal 2003. Overhead expenses decreased $175 from the prior year, due to the first six months of fiscal 2003 including strike costs. The strike of our union employees was resolved in August 2003.

Operating expenses

Operating expenses were $4,116 for the six months ended March 31, 2004 compared to $3,901 for the six months ended March 31, 2003, an increase of $215 or 5.5%. Included in the first six months of fiscal 2003 operating expenses was a $900 gain from cash received for settlement of a 1999 cancelled supply contract claim with a prior customer. Also included in this settlement was the waiver of an accounts payable obligation with a certain customer. The amount recorded on the books for this obligation was $51. Based on this obligation being waived, this amount is included in the overall gain recognized from this settlement. The entire gain of $951 is reflected as a separate line “Gain on settlement with customer” within operating expenses of the consolidated statements of operations for the six months ended March 31, 2003. Excluding this gain, operating expenses during the first six months of fiscal 2004 decreased $736 or 15.2% from the first six months of fiscal 2003.

Excluding the gain noted above, research and development, selling and administration costs were $4,852 or 19.4% of net sales for the six months ended March 31, 2003 compared to $4,116 or 15.2% of net sales for the six months ended March 31, 2004.

Research and development expenses decreased $373 or 21.3% to $1,378 for the first six months of 2004 compared to $1,751 for the comparable period in 2003. The decrease in research and development spending is primarily attributable to a reduction of $720 of research and development expenses associated with our passenger car and light truck product lines, which were sold on September 30, 2003. This reduction is offset by a $347 increase in research and development expenses in our heavy truck and transit bus product lines. This increase is attributable to an increase in overall project expenses for new pedal and adjustable pedal technology and increases in personnel. The Company’s research and development expenditures will fluctuate based on the products under development at any given point in time, however, we expect research and development expenses to remain at levels consistent with the first six months of fiscal 2004 rather than the levels incurred in the first six months of fiscal 2003.

Selling expenses decreased $101 or 15.2% to $562 for the six months ended March 31, 2004 compared to $663 for the comparable period ended March 31, 2003. This decrease is mainly due to the sale of our passenger car and light truck product lines, which accounted for $201 of total selling expenses in the first six months of fiscal 2003 offset by a $100 increase in selling expenses for our heavy truck and transit bus product lines due to a small increase in wages and increases in travel expenses to our European and Asian customers.

Administration expenses for the six months ended March 31, 2004 of $2,176 were lower than the $2,438 for the same fiscal period in 2003, a reduction of $262 or 10.7%. This decrease is primarily a result of the sale of our passenger car and light truck product lines, which incurred $503 of administrative expenses during the first six months of fiscal 2003. In addition to the elimination of costs associated with the passenger car and light truck product lines, there were reductions in legal, accounting, corporate filing and professional fees of $220 partially offset by small increases in insurance premiums and information technology expenses and the recording of a $250 environmental accrual, as discussed in Note 17, during the first six months of fiscal 2004 compared to the first six months of fiscal 2003.

Interest Expense and Other Income

Interest expense on debt decreased $288 or 88.1% to $39 in the first six months of fiscal 2004 from $327 in the first six months of fiscal 2003. This reduction is primarily the result of paying off our subordinated debt in fiscal 2003 and using the proceeds from the sale of our passenger car and light truck product lines to pay off the entire outstanding balance of our revolving credit facility, the outstanding balance of Term Loan B and a portion of Term Loan A during the first quarter of fiscal 2004. Interest expense related to subordinated debt was $149 during the six months ended March 31, 2003 and $0 for the corresponding period in fiscal 2004. Interest expense related to our outstanding bank debt decreased $99 to $17 for the first six months of fiscal 2004 compared to $116 during the first six months of fiscal 2003.

Interest expense on preferred stock relates to dividends accrued on the Series B Preferred Stock during the six months ended March 31, 2004 and the related accretion. Based on the guidelines of Statement of Financial Accounting Standards No. 150 (SFAS No. 150), the Company must now record all accrued dividends associated with the Series B Preferred Stock as a component of interest expense. Prior to the fourth quarter of fiscal 2003, all accrued dividends on the Series B Preferred Stock were recorded as a component of net loss allocable to common shareholders.

Other income decreased $136 to $5 for the six months ended March 31, 2004 from $141 in the first six months of fiscal 2003. This decrease is primarily due to recording a $100 gain from the release of escrow funds related to the sale of GeoFocus in fiscal 2003 as described in Note 15 in the Notes to Unaudited Consolidated Financial Statements.

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

Tax expense of $94 was recorded during the six months ended March 31, 2004 related to federal AMT and state estimated tax payments. A tax benefit of $300 was recorded in the six months ended March 31, 2003 resulting from filing an amended federal 1998 tax return in the first quarter of fiscal quarter 2003.

Discontinued Operations

During the second quarter ended March 31, 2004, the Company sold certain assets of its NESC operations. In the first quarter of fiscal 2004, it was determined a write-down of these assets was required, resulting in a $151 loss. During the second quarter of fiscal 2004, the Company recorded an additional loss of $32 from the sale of discontinued operations based on the difference of proceeds received and the recorded book value of assets sold at the date of the sale. In addition, a loss of $65 from the operations of NESC was recorded in discontinued operations for the six months ended March 31, 2004. Refer to Note 14 of Notes to Unaudited Consolidated Financial Statements for further discussion.

During the second quarter of fiscal 2003, the Company settled a lease obligation of its previously discontinued Kenco Williams business. A gain of $120 resulted from this settlement, which has been recorded in discontinued operations for the six months ended March 31, 2003 on the accompanying statement of operations. This gain was offset by a $99 loss from operations of NESC for the six months ended March 31, 2003.

Net income available to common shareholders

Net income allocable to common shareholders increased to $2,252 for the six months ended March 31, 2004 compared to $209 in the comparative prior year period. This improvement in our results of operations is due to the factors mentioned above, specifically, an increase in gross margin, reductions in operating expenses and lower interest expense on debt. The sale of our passenger car and light truck product lines on September 30, 2003 contributed to all of these factors.

Financial Condition, Liquidity and Capital Resources

Cash generated from continuing operations was $2,613 for the first six months of 2004, an increase of $266 over the cash generated from operations of $2,347 during the first six months of fiscal 2003. Although we anticipated that cash flows from continuing operations will improve with the sale of our passenger car and light truck product lines on September 30, 2003, timing of certain payments decreased the cash generated from continuing operations in the first six months of fiscal 2004. Cash was used to pay $729 of accrued bonuses related to fiscal year 2003, $336 of which related to the sale of the passenger car and light truck product lines. Additionally, warranty payments in excess of warranty accruals were $803 and almost entirely were due to payments to one customer for one warranty claim that is in excess of normal warranty. For the six months ended March 31, 2003 warranty payments were significantly lower than warranty accruals. The Company also made contributions of $550 to its pension plans during the first six months of fiscal 2004 compared to $107 for the six months ended March 31, 2003.

Cash flows from operations improved through net income of $2,252 compared to net income of $1,520 for the six months ended March 31, 2003. Cash flows from operations also increased during the first quarter of fiscal 2004 due to $1,560 of non-cash interest expense on preferred dividends and Series B accretion. The Company expects non-cash interest expense on preferred dividends to continue to increase throughout the year as we accrue dividends each month for the Series B preferred stock.

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

We believe we will continue to generate positive cash from continuing operations due to our improved financial condition and due to the elimination of our passenger car and light truck product lines, which were sold on September 30, 2003. With the sale of our passenger car and light truck product lines, we expect gross margins to improve as these product lines generated negative gross margins in fiscal 2003. We expect operating expenses to decrease as a result of the sale of these product lines and interest expense to decrease in the current year due to using the proceeds from this sale to pay off the entire outstanding balance of the bank revolving credit facility, the outstanding balance of Term Loan B and a portion of Term Loan A. Our remaining bank debt after applying these proceeds was $458 at March 31, 2004. Availability under our revolving credit facility improved to $7,874 at March 31, 2004 compared to $3,854 at September 30, 2003. The increase in our availability is directly attributable to the payoff of our revolving credit facility.

Cash provided by investing activities was $5,549 for the six months ended March 31, 2004 and was comprised of $6,010 of net proceeds from the sale of assets from our passenger car and light truck product lines offset by $468 of purchases of equipment. This compared to purchases of equipment of $798 for the six months ended March 31, 2003. Excluding net proceeds from the sale of assets, we expect our cash use for investing activities to increase throughout the fiscal year as we continue to make purchases of capital equipment. We currently anticipate spending approximately $1,716 in capital expenditures for the entire fiscal year ended September 30, 2004.

Cash used in financing activities was $3,838 for the six months ended March 31, 2004 compared to cash used in financing activities of $2,231 for the six months ended March 31, 2003. The increase in cash used in financing activities primarily relates to the payoff of our revolving credit facility, Term Loan B and a portion of Term Loan A during the first quarter of fiscal 2004. As noted above, using the proceeds from the sale of our passenger car and light truck product lines, we were able to significantly reduce our debt obligations. In addition, we paid $1,413 of Series A-1 Preferred stock dividends during the first quarter of fiscal 2004. During the second quarter of fiscal 2004, the Company received proceeds of $2,092 related to the issuance of common stock from the conversion of warrants as discussed in Note 13.

At March 31, 2004, our contractual obligations consisted of bank debt of $458, capital leases of $107, and operating lease commitments, which at March 31, 2004 are $23 due during the remaining of fiscal year 2004, $35 due in 2005 and $17 in 2006. We do not have any material letters of credit, purchase commitments, or debt guarantees outstanding at March 31, 2004.

Due to the reduction in interest rates and reduction in the fair value of assets, cash payments to fund our pension obligations will increase significantly in fiscal 2004 as compared to fiscal 2003. However, we have $7,874 available under our revolving credit facility at March 31, 2004 plus cash at March 31, 2004 of $4,425, and we believe this availability along with cash provided by operations will be adequate to meet our cash needs in fiscal 2004.

The Company has mandatory redeemable convertible Series B Preferred Stock, which is mandatorily redeemable on July 1, 2009 for $15,355 plus accrued dividends. Series B Preferred Stock dividends at March 31, 2004 are reflected in mandatory redeemable convertible Series B Preferred Stock on the accompanying consolidated balance sheet.

Included in the accompanying consolidated balance sheet is approximately $1,596 of accounts payable incurred primarily prior to 2001 related to closed insolvent subsidiaries of the Company. Management does not believe they will ultimately have to pay the full amount of these payables.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company has $458 in short and long-term debt, held by its bank, with interest rates that change in accordance with the terms of the relevant debt instruments. As a result, the Company may be exposed to risks associated with future interest rate changes on its debt. The Company does not believe that a hypothetical 10 percent change in end of period interest rates would have a material effect on the Company’s cash flow.

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

Item 2. Changes in Securities and Use of Proceeds

In February 2001, the Company issued 12% secured subordinated debentures. For each purchaser of debentures, the Company issued a three year warrant to purchase common stock of the Company, par value $0.01 per share with a current price of $0.78 per share. The Company also issued the placement agent a three year warrant to purchase shares of the Company’s common stock equal to 7.0% of the number of warrants issued to the purchasers. The exercise price of the placement agent warrants is $0.78 per share. The warrants issued to each purchaser and to the placement agent expired on March 1, 2004. On March 1, 2004, certain warrant holders exercised 2,677,017 warrants at a price of $0.78 per share. The remaining warrants that were not exercised expired on March 1, 2004 per the warrant agreement.

In March 2004, the Company issued 216,667 shares of restricted common stock to certain employees at $0.75 per share, which approximated the market value price at the date of the transaction. Cash from this transaction was received in April 2004, thus, a note receivable has been reflected in shareholders’ equity in the accompanying consolidated balance sheet. In addition, the Company issued stock options with a grant price of $0.77 per share to each employee that purchased common stock. The total options granted were 866,667 which vest over a five year period from the date of grant.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

2.1	Asset Purchase Agreement, dated as of September 30, 2003, by and among the Company, Teleflex Incorporated and Teleflex Automotive Incorporated (Incorporated by reference to Exhibit 2.1 to the Registrant’s current report on Form 8-K filed on December 9, 2003)

3.1	Certificate of Incorporation of the Registrant as amended. (Incorporated by reference to Exhibit 3.1 to the Registrant’s annual report on form 10-K for the fiscal year ended September 30, 1995).

3.2	Certificate to Provide for the Designation, Preferences, Rights, Qualifications, Limitations or Restrictions Thereof, of the Series A Preferred Stock, 7 1/2% Redeemable Convertible Series (Incorporated by reference to Exhibit 3.1 to the Registrant’s quarterly report on form 10-Q for the quarter ended March 31, 1998).

3.3	Certificate to Provide for the Designation, Preferences, Rights, Qualifications, Limitations or Restrictions Thereof, of the Series A-1 Preferred Stock, Non-Redeemable Convertible Series. (Incorporated by reference to Exhibit 3.3 to the Registrant’s quarterly report on form 10-Q for the quarter ended June 30, 2002).

3.4	Certificate to Provide for the Designation, Preferences, Rights, Qualifications, Limitations or Restrictions Thereof, of the Series B Preferred Stock, 15% Redeemable Convertible Series (Incorporated by reference to Exhibit (d)(v) to the Schedule TO-I/A filed on July 5, 2002).

3.5	Certificate of Elimination for Mandatory Preferred Stock (Incorporated by reference to Exhibit (d)(vi) to the Schedule TO-I/A filed on July 5, 2002).

3.6	Restated By-Laws of the Registrant as amended July 1, 2002. (Incorporated by reference to Exhibit 3.6 to the Registrant’s quarterly report on form 10-Q for the quarter ended June 30, 2002).

4.1	Series B Preferred Stock Purchase Agreement, dated May 31, 2002. (Incorporated by reference to Exhibit (d)(i) to the Schedule TO-I/A filed on June 11, 2002).

4.2	Series B Preferred Registration Rights Agreement, dated as of July 1, 2002, by and among the Company, American Industrial Partners Capital Fund III, L.P., and Dolphin Offshore Partners L.P. (Incorporated by reference to Exhibit (d)(vii) to the Schedule TO-I/A filed on July 5, 2002).

4.3	Series B Preferred Shareholder Agreement, by and among the Company, American Industrial Partners Capital Fund III, L.P., Dolphin Offshore Partners L.P. and Eubel, Brady & Suttman Asset Management, Inc. (Incorporated by reference to Exhibit (d)(viii) to the Schedule TO-I/A filed on July 5, 2002).

4.4	Series A-1 Preferred Registration Rights Agreement, dated as of July 15, 2002, by and among the Company and the holders of Series A-1 Preferred Stock. (Incorporated by reference to Exhibit 4.5 to the Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2002).

4.5	Form of Amended and Restated Subordinated Debenture Due July 1, 2004 (Incorporated by reference to Exhibit (d)(xii) to the Schedule TO-I/A filed on July 5, 2002).

4.6	Form of warrant (Incorporated by reference to Exhibit (d)(iii) to the Schedule TO-I/A filed on June 11, 2002).

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) (Filed herewith).

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) (Filed herewith).

32.1	Certification of R. Eugene Goodson pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Dennis E. Bunday pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

On February 10, 2004, the Company filed a current report on Form 8-K to provide under Item 7 and 12 a press release reporting the release of earnings for the first quarter of fiscal 2004. Such information shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLIAMS CONTROLS, INC.

Date: May 13, 2004	/s/ R. EUGENE GOODSON Chairman of the Board, President and Chief Executive Officer

/s/ DENNIS E. BUNDAY Dennis E. Bunday Chief Financial Officer