Form 10-Q
period 2004-06-30
WILLIAMS CONTROLS INC
filed 2004-08-16
CIK 854860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2004

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

Yes [   ]     No [X]

The number of shares outstanding of the registrant’s common stock at July 31, 2004: 23,019,175

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

Williams Controls, Inc.

June 30, 2004

Part I

Item 1. Financial Statements

Williams Controls, Inc.
Condensed Consolidated Balance Sheets
(Dollars in thousands, except share and per share information)
(Unaudited)

	June 30, 2004	September 30, 2003
ASSETS
Current Assets:
Cash and cash equivalents	$6,049	$101
Trade accounts receivable, less allowance of
$49 and $26 at June 30, 2004 and September 30
2003, respectively	8,630	7,015
Other accounts receivable	491	7,185
Inventories, net	3,814	4,053
Prepaid expenses and other current assets	546	330

Total current assets	19,530	18,684

Property, plant, and equipment, net	5,361	5,647
Other assets, net	551	576

Total assets	$25,442	$24,907

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$3,755	$4,027
Accrued expenses	3,938	6,698
Current portion of employee benefit obligations	2,949	2,098
Current portion of long-term debt and capital leases	332	4,658

Total current liabilities	10,974	17,481

Long-term Liabilities:
Long-term debt and capital lease obligations	151	402
Employee benefit obligations	7,043	8,095
Mandatory redeemable Convertible Series B Preferred Stock, net
(153,550 issued and outstanding at June 30, 2004 and
September 30, 2003)	18,454	16,072

Commitments and contingencies

Shareholders' Deficit:
Preferred stock ($.01 par value, 50,000,000 authorized)
Series A-1 (77,550 issued and outstanding at June 30,
2004 and September 30, 2003)	1	1
Series A (0 and 150 issued and outstanding at June 30, 2004
and September 30, 2003)	--	--
Common stock ($.01 par value, 50,000,000 authorized; 23,019,175 and 20,125,492 issued and outstanding at June 30, 2004 and
September 30, 2003)	230	201
Additional paid-in capital	24,434	22,224
Accumulated deficit	(29,676)	(33,400)
Treasury stock (130,200 shares at June 30, 2004 and
September 30, 2003)	(377)	(377)
Other comprehensive loss - Pension liability adjustment	(5,792)	(5,792)

Total shareholders' deficit	(11,180)	(17,143)

Total liabilities and shareholders' deficit	$25,442	$24,907

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

Williams Controls, Inc.
Condensed Consolidated Statements of Operations
(Dollars in thousands, except share and per share information)
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
Net sales	$15,127	$12,381	$42,142	$37,416
Cost of sales	10,098	9,541	28,810	29,311

Gross margin	5,029	2,840	13,332	8,105

Operating expenses (income):
Research and development	858	974	2,236	2,725
Selling	339	330	901	993
Administration	1,186	1,153	3,362	3,591
Gain on settlement with customer	--	--	--	(951)

Total operating expenses	2,383	2,457	6,499	6,358

Operating income from continuing operations	2,646	383	6,833	1,747

Other (income) expenses:
Interest income	(1)	(2)	(2)	(23)
Interest expense - Debt	17	99	56	426
Interest expense - Series B Preferred Stock dividends and
accretion	822	--	2,382	--
Other (income) expenses, net	253	(19)	248	(160)

Total other expenses	1,091	78	2,684	243

Income from continuing operations before income taxes	1,555	305	4,149	1,504
Income tax expense (benefit)
	42	--	136	(300)

Net income from continuing operations	1,513	305	4,013	1,804
Discontinued operations:
(Income) loss from operations of discontinued operations	41	(19)	106	80
Loss from sale of discontinued operations	--	--	183	--
Gain from settlement of obligations	--	--	--	(120)

Total discontinued operations	41	(19)	289	(40)

Net income	1,472	324	3,724	1,844
Preferred dividends and accretion of Series B Preferred Stock	--	(697)	--	(2,008)

Net income (loss) allocable to common shareholders	$1,472	$(373)	$3,724	$(164)

Income (loss) per common share from continuing operations - basic	$0.04	$(0.02)	$0.12	$(0.01)
Income (loss) per common share from discontinued operations - basic	0.00	0.00	(0.01)	0.00

Net income (loss) per common share - basic	$0.04	$(0.02)	$0.11	$(0.01)

Weighted average shares used in per share calculation - basic	34,769,175	20,125,492	33,144,151	20,103,125

Income (loss) per common share from continuing operations - diluted	$0.04	$(0.02)	$0.11	$(0.01)
Income (loss) per common share from discontinued operations - diluted	0.00	0.00	0.00	0.00

Net income (loss) per common share - diluted	$0.04	$(0.02)	$0.11	$(0.01)

Weighted average shares used in per share calculation - diluted	59,048,884	20,125,492	56,365,989	20,103,125

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

Williams Controls, Inc.
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Nine Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net income	$3,724	$1,844
Adjustments to reconcile net income to net cash provided by
operating activities:
(Gain) loss from discontinued operations	289	(40)
Loss from sale of fixed assets	5	80
Depreciation and amortization	1,077	1,277
Interest expense - Series B Preferred Stock dividends and accretion	2,382	--
Gain on settlement with customer	--	(51)
Gain from settlement of liabilities	--	(275)
Changes in operating assets and liabilities
Receivables, net	(1,885)	972
Inventories	29	(637)
Accounts payable and accrued expenses	(743)	(1,101)
Other	(417)	942

Net cash provided by operating activities	4,461	3,011

Cash flows from investing activities:
Purchases of property, plant and equipment	(778)	(1,099)
Net proceeds received from sale of assets	6,010	7
Proceeds from collection on note receivable	13	11

Net cash provided by (used in) investing activities	5,245	(1,081)

Cash flows from financing activities:
Net (payments) borrowings of debt and lease obligations	(4,577)	359
Net proceeds from exercise of warrants	2,092	--
Net proceeds from issuance of common stock	162	--
Payment of Series A-1 dividends	(1,413)	--
Redemption of Series A Preferred Stock and payment of dividends	(22)	--
Repayment of subordinated debt	--	(2,139)
Financing costs related to recapitalization	--	(119)

Net cash used in financing activities	(3,758)	(1,899)

Net increase in cash and cash equivalents	5,948	31

Cash and cash equivalents at beginning of period	101	829

Cash and cash equivalents at end of period	$6,049	$860

Supplemental disclosure of cash flow information:
Interest paid	$54	$434
Income taxes paid (refund)	$134	$(243)
Supplemental disclosure of non-cash investing and financing activities:
Preferred dividends accrued but not paid and Series B accretion	$--	$2,008
Issuance of common stock for services previously accrued	$--	$130
Issuance of notes receivable for sale of property	$--	$89

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

Williams Controls, Inc.
Notes to Condensed Consolidated Financial Statements
Three and Nine Months ended June 30, 2004 and 2003
(Dollars in thousands, except share and per share amounts)
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

Note 2. Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared by the Company and, in the opinion of management, reflect all material normal recurring adjustments, which are necessary to present fairly the Company’s financial position as of June 30, 2004 and the results of its operations for the three and nine months ended June 30, 2004 and 2003 and cash flows for the nine months ended June 30, 2004. The results of operations for the three and nine months ended June 30, 2004 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

During the three and nine months ended June 30, 2004, the Company granted stock options to certain employees and directors. As such, the Company computed, for pro forma disclosure purposes, the value of all options granted during the three and nine months ended June 30, 2004, using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following weighted average assumptions for grants. There were no option grants during the three and nine months ended June 30, 2003.

Weighted Average
Risk-free interest rate	3.43%
Expected dividend yield	0%
Expected lives	7 years
Expected volatility	100%

Using the Black-Scholes methodology, the total value of options granted during the three and nine months ended June 30, 2004 was $62 and $638, which would be amortized on a pro forma basis over the vesting period of the options (typically five years). The weighted average per share fair value of options granted during the three and nine months ended June 30, 2004 was $.66 and $.64, respectively. If the Company had accounted for its stock-based compensation plans using the fair value-based method in accordance with SFAS No. 123, the Company’s net income (loss) and net income (loss) per share would approximate the pro forma disclosures below:

	Three Months Ended June 30		Nine Months Ended June 30
	2004	2003	2004	2003
Net income (loss) allocable to common shareholders as reported	$ 1,472	$ (373)	$ 3,724	$ (164)

Less: Total stock-based employee compensation expense
determined under fair value based method, net of related tax effects	(60)	(25)	(133)	(92)

Pro forma net income (loss) allocable to common shareholders	$ 1,412	$ (398)	$ 3,591	$ (256)

Earnings per share:
Basic - as reported	$ 0.04	$ (0.02)	$ 0.11	$ (0.01)

Basic - pro forma	$ 0.04	$ (0.02)	$ 0.11	$ (0.01)

Diluted - as reported	$ 0.04	$ (0.02)	$ 0.11	$ (0.01)

Diluted - pro forma	$ 0.04	$ (0.02)	$ 0.11	$ (0.01)

Note 4. Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” requires companies to report a measure of all changes in equity except those resulting from investments by owners and distributions to owners. Total comprehensive income for the three months ended June 30, 2004 and 2003 was $1,472 and $324, respectively, and for the nine months ended June 30, 2004 and 2003 was $3,724 and $1,844 respectively, and consisted solely of net income. As of June 30, 2004, accumulated other comprehensive loss was $5,792 and consisted of accumulated benefit obligations in excess of the plan assets for both the Hourly Employees Pension plan and the Salaried Employees Pension Plan.

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

Following is a reconciliation of basic EPS and diluted EPS from continuing operations:

	Three Months Ended June 30, 2004			Three Months Ended June 30, 2003
	Income	Shares	Per Share Amount	Income (Loss)	Shares	Per Share Amount
Net income from continuing operations	$1,513			$305
Less - Preferred dividends and
accretion of Series B preferred stock	--			(697)

Basic EPS -
Common Stock		23,019,175			20,125,492
Preferred Stock - Series A-1		11,750,000			--

Income (loss) allocable to common
shareholders from continuing
operations	$1,513	34,769,175	$0.04	$(392)	20,125,492	$(0.02)

Effect of dilutive securities -
Stock options and warrants	--	276,888		--	--
Preferred Stock - Series A	--	--		--	--
Preferred Stock - Series B	822	24,002,821		--	--

Diluted EPS -
Income (loss) allocable to common
shareholders from continuing
operations	$2,335	59,048,884	$0.04	$(392)	20,125,492	$(0.02)

	Nine Months Ended June 30, 2004			Nine Months Ended June 30, 2003
	Income	Shares	Per Share Amount	Income (Loss)	Shares	Per Share Amount
Net income from continuing operations	$4,013			$1,804
Less - Preferred dividends and
accretion of Series B preferred stock	--			(2,008)

Basic EPS -
Commons Stock		21,394,151			20,103,125
Preferred Stock - Series A-1		11,750,000			--

Income allocable to common
shareholders from continuing
operations	$4,013	33,144,151	$0.12	$(204)	20,103,125	$(0.01)

Effect of dilutive securities -
Stock options and warrants	--	89,477		--	--
Preferred Stock - Series A	--	679		--	--
Preferred Stock - Series B	2,382	23,131,682		--	--

Diluted EPS -
Income allocable to common
shareholders from continuing
operations	$6,395	56,365,989	$0.11	$(204)	20,103,125	$(0.01)

For the three and nine months ended June 30, 2004, the Company had options and warrants covering 1,825,687 and 2,817,354 shares, respectively, that were not considered in the dilutive EPS calculation since they would have been antidilutive. For the three months ended June 30, 2003, the Company had options, warrants, convertible preferred stock – Series A, convertible preferred stock – Series A-1 and convertible preferred stock – Series B covering 41,066,532 shares that were not considered in the EPS calculation compared to 40,335,068 shares for the nine months ended June 30, 2003 that were not considered in the dilutive EPS calculation since they would have been antidilutive.

The Company adopted Emerging Issues Task Force (EITF) 03-06 “Participating Securities and the Two-Class Method under FASB Statement No. 128” in April 2004. EITF 03-06 requires the Company to include in the calculation of basic EPS those securities that have dividend participation rights. As the Series A-1 Preferred Stock has participation rights with the common shareholders, the Series A-1 Preferred Stock had been included in the basic EPS calculation for the three and nine months ended June 30, 2004. For the three and nine months ended June 30, 2003, the Series A-1 Preferred Stock has not been included in the basic EPS calculation as the Company was in a loss position and the Series A-1 Preferred Stock does not have a contractual obligation to share in the losses with the common shareholders.

Note 6. Inventories

        Inventories consist of the following:

	June 30, 2004	September 30, 2003

Raw materials	$ 2,438	$ 2,843
Work in process	332	477
Finished goods	1,044	733

	$ 3,814	$ 4,053

Note 7. Patent License Agreements

During fiscal 2003, the Company obtained a license agreement for use of an adjustable pedal design for our heavy truck and transit bus product lines. This agreement required an initial payment of $125, which was paid in fiscal 2003, $75 to be paid once the first product is sold and royalty payments based on the number of units sold. As of June 30, 2004, no units of this pedal design have been sold. The agreement is for a period of three years and is renewed annually if certain sales thresholds are met. Additionally, as part of the sale of the Company’s passenger car and light truck product lines to Teleflex Incorporated, the Company obtained the right to use certain of Teleflex’s adjustable pedal patents in exchange for Teleflex receiving licenses for certain of the Company’s patents.

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

Note 9. Debt

The Company has a five-year revolving and term loan agreement with its primary lender Wells Fargo Credit, Inc. (“Wells”) which provides for $12,200 in revolving and term loans. Interest rates under this agreement are currently Wells prime rate plus 2.00% for the revolving debt and Wells prime rate plus 2.25% for the term loans. Fees under the loan agreement include an unused revolver fee of .25% on the unused portion, a term loan prepayment fee of 2% in the first year and 1% thereafter, and a revolving loan termination fee of $200 in year 1 and $100 thereafter. The revolver and term loan A mature on July 1, 2007 and term loan B had an initial maturity of July 1, 2004. The loans are secured by essentially all of the assets of the Company. On September 30, 2003 the Company completed the sale of its passenger car and light truck electronic throttle control product lines. Proceeds from this sale were received during the first quarter of fiscal 2004 and were used to reduce the Company’s bank debt obligations. Proceeds were used to pay off the entire outstanding balance of the revolver, the outstanding balance of Term Loan B and a portion of Term Loan A. The Company has available under its revolving credit facility $8,315 and $3,854 at June 30, 2004 and September 30, 2003, respectively.

The Company’s long-term debt consists of the following:

	June 30, 2004	September 30, 2003
Bank revolving credit facility due July 1, 2007, bearing
interest at a variable rate, (6.00% at June 30, 2004)
included in current liabilities	$ --	$3,578

Bank Term Loan A due July 1, 2007, balance bearing
interest at a variable rate, (6.25% at June 30, 2004)
payable in monthly installments of $23	388	1,050

Bank Term Loan B due July 1, 2004, balance bearing
interest at a variable rate, (6.25% at June 30, 2004)
payable in monthly installments of $33. Repaid during	--	300
the first quarter of fiscal 2004

Capital leases	95	132

	483	5,060

Less current portion	332	4,658

	$ 151	$ 402

Note 10. Product Warranties

The Company establishes a product warranty reserve based on a percentage of product sales. The established reserve is based on historical return rates of products and amounts for significant and specific warranty issues, and is included in accrued expenses in the accompanying consolidated balance sheets. The warranty is limited to a specific time period, mileage or hours of use, and varies by product and application. The Company has provided a reserve, which in the opinion of management is adequate to cover such warranty costs. Following is a reconciliation of the changes in the Company’s warranty reserve for the three and nine months ended June 30, 2004 and 2003:

	Three and Nine Months Ended June 30, 2004		Three and Nine Months Ended June 30, 2003

Balance at September 30, 2003	$2,432	Balance at September 30, 2002	$1,293

Payments	(708)	Payments	(186)
Additional accruals	230	Additional accruals	156
Accrual adjustments	--	Accrual adjustments	--

Balance at December 31, 2003	$1,954	Balance at December 31, 2002	$1,263

Payments	(962)	Payments	(211)
Additional accruals	637	Additional accruals	1,147
Accrual adjustments	(47)	Accrual adjustments	(181)

Balance at March 31, 2004	$1,582	Balance at March 31, 2003	$2,018

Payments	(441)	Payments	(158)
Additional accruals	467	Additional accruals	152
Accrual adjustments	--	Accrual adjustments	(57)

Balance at June 30, 2004	$1,608	Balance at June 30, 2003	$1,955

In January 2003, the Company was notified of higher than normal warranty claims on one of its electronic throttle control systems by one customer. Management estimates that the total potential units involved are approximately 30,500 units and in the second quarter of fiscal 2003 recorded an accrual of $985 for the estimated costs of the repairs. Based on continuing analysis, return experience and the extension of this campaign to December 2004 , additional accruals were made consisting of $336 during the fourth quarter of fiscal 2003, $165 during the second quarter of fiscal 2004, and $94 in the third quarter of fiscal 2004. The Company has made modifications to the product. All the units that were in the customer’s inventory have been returned or replaced. The remaining possible defective parts are installed on vehicles and vehicle owners have been notified that the parts should be replaced. For the nine months ended June 30, 2004, the Company made payments of $1,260 related to this warranty reserve. At June 30, 2004, the accrual was $100 and is included in the amounts above.

Note 11. Pension Plans

The Company maintains two pension plans. One of the plans, the hourly plan, covers certain of the Company’s union employees. The other plan, the salaried plan, covers certain salaried employees. The participation in the salaried plan is limited to current participants and no additional vesting or benefits are being accumulated by these participants. Annual net periodic pension costs under the plans are determined on an actuarial basis. In December 2003, SFAS No. 132 (revised) “Employers’ Disclosures about Pensions and Other Postretirement Benefits” was issued. SFAS No. 132 (revised) requires additional disclosures about assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other postretirement plans. Disclosures regarding the components of net periodic benefit cost and contributions of pension plans and other postretirement plans are required for interim financial statements and are included below.

Components of Net Periodic Benefit Cost:

	Salaried Employees Plan Three Months Ended June 30,		Hourly Employees Plan Three Months Ended June 30,
	2004	2003	2004	2003

Service cost	$27	$32	$64	$61
Interest cost	70	73	105	89
Expected return on plan assets	(34)	(41)	(50)	(48)
Amortization of prior service cost	--	--	15	10
Amortization of loss	33	21	92	60

Net periodic benefit cost	$96	$85	$226	$172

	Salaried Employees Plan Nine Months Ended June 30,		Hourly Employees Plan Nine Months Ended June 30,
	2004	2003	2004	2003

Service cost	$81	$96	$192	$183
Interest cost	210	219	315	267
Expected return on plan assets	(102)	(123)	(150)	(144)
Amortization of prior service cost	--	--	45	30
Amortization of loss	99	63	276	180

Net periodic benefit cost	$288	$255	$678	$516

The Company previously disclosed in its financial statements for the year ended September 30, 2003, that it expected to contribute $2,098 to its pension plans in fiscal 2004. As of June 30, 2004, $1,123 of contributions have been made. The Company presently anticipates increasing its total contributions to $2,352 for the year ended September 30, 2004 to fund its pension plan obligations in fiscal 2004.

Note 12. Preferred Stock

On July 14, 2002 the Company exchanged newly authorized Series A-1 Preferred stock for approximately 99% of its Series A Preferred stock in a transaction that involved the cancellation of all $1,413 of unpaid dividends accrued on the Series A Preferred stock being exchanged. An equivalent amount of dividends were accrued as a component of equity on the Series A-1 Preferred stock between July 14, 2002 and September 30, 2002, after which the Series A-1 Preferred ceased to bear dividends. The dividend was originally expected to be settled by the issuance of common stock. At September 30, 2003, based on the unexpected change in the Company’s liquidity as a result of the sale of its passenger car and light truck product lines, the Company elected to settle the dividend for cash and accordingly, the accrued dividend was reclassified to current liabilities as of September 30, 2003. During the first quarter of fiscal 2004, the entire amount of $1,413 of Series A-1 dividends was declared and paid. No further dividends have accrued on Series A-1 Preferred Stock after the payment of the previously accrued dividends.

In addition, during the first quarter of fiscal 2004 the Company redeemed the remaining 150 shares of Series A Preferred Stock for $22, which included accrued dividends of $7.

Note 13. Warrants and Common Stock

In February 2001, the Company issued 12% secured subordinated debentures. For each purchaser of debentures, the Company issued a three year warrant to purchase common stock of the Company, par value $0.01 per share with a price of $0.78 per share. The Company also issued the placement agent a three year warrant to purchase shares of the Company’s common stock equal to 7.0% of the number of warrants issued to the purchasers. The exercise price of the placement agent warrants was $0.78 per share. On March 1, 2004, certain warrant holders exercised 2,677,017 warrants at a price of $0.78 per share. The remaining warrants that were not exercised expired on March 1, 2004.

In March 2004, the Company issued 216,667 shares of restricted common stock to certain employees at $0.75 per share, which approximated the market value price at the date of the transaction. In addition, the Company issued stock options to each employee that purchased common stock. The total options granted were 866,667 which vest over a five year period from the date of grant.

Note 14. Income Taxes

SFAS No. 109 “Accounting for Income Taxes,” requires that tax benefits for federal and state net operating loss carry-forwards and state tax credits be recorded as an asset to the extent that management assesses the utilization of such assets to be “more likely than not”; otherwise a valuation allowance is required to be recorded. Based on this guidance, the Company reduced their valuation allowance by approximately $900 and $2,400, respectively, in the three and nine months ended June 30, 2004, as the Company’s current year earnings have allowed the utilization of existing net operating loss carryforwards. At June 30, 2004, the valuation allowance for deferred tax assets was approximately $16,000. The Company will continue to evaluate the need for the valuation allowance in the future, considering estimates of future taxable income and other factors. This evaluation could result in material changes in the valuation allowance.

The effective income tax rate is 3% for the three and nine months ended June 30, 2004. The effective income tax rate for the three and nine months ending June 30, 2004 varied from the combined state and federal statutory rate principally because the Company reversed a portion of the valuation allowance, for certain federal and state net operating loss carry-forwards and state tax credits.

Note 15. Discontinued Operations

On February 13, 2004, the Company sold substantially all of its assets associated with its NESC operations for $74. The assets sold included inventories, property, plant and equipment and the right to a product patent. In accordance with SFAS No. 144 “Accounting for Impairment or Disposal of Long-lived Assets”, the Company recognized a loss from sale and loss from operations in discontinued operations in the accompanying consolidated statement of operations related to the sale of its NESC assets. During the first quarter of fiscal 2004, it was determined the Company met the requirements of SFAS No. 144 to classify the assets to be sold as “Net Assets Held for Sale” and accordingly the assets were written down to their fair market value resulting in a $151 loss. The total loss of $183 from the sale of discontinued operations for the nine months ended June 30, 2004 was calculated based on the net proceeds of the assets sold less the current book value at the date of the sale.

Net sales for NESC during the three and nine months ended June 30, 2004 were $0 and $181, respectively, and are not included in total net sales in the accompanying consolidated statements of operations. NESC incurred operating expenses of $41 for the third quarter of fiscal 2004, which are reflected as a loss from operations of discontinued operations. For the first nine months of fiscal 2004, NESC incurred negative gross margin of $16 and total operating expenses of $89 resulting in a net loss of discontinued operations of $106.

Net sales for NESC during the three and nine months ended June 30, 2003 were $252 and $503, respectively, and are not included in total net sales in the accompanying consolidated statements of operations. NESC generated gross margin of $63 and total operating expenses of $44, respectively, for the third quarter of fiscal 2003, resulting in income from operations of discontinued operations of $19. For the first nine months of fiscal 2003, NESC generated gross margin of $51 and total operating expenses of $131 resulting in a loss from operations of discontinued operations of $80.

During the second quarter of fiscal 2003, the Company settled a lease obligation of its previously discontinued Kenco Williams business. A gain of $120 resulted from this settlement, which has been recorded in discontinued operations for the nine months ended June 30, 2003 on the accompanying consolidated statement of operations.

Note 16. Segment Information

The Company accounts for its segments in accordance with SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information”. The Company historically operated in two business segments: (1) vehicle components and (2) electrical components. As a result of terminating and selling certain product lines, the Company had no significant operations in the electrical components segment at June 30, 2004 and 2003. Accordingly the operations for the three and nine months ended June 30, 2004 and 2003 are presented as one segment in the accompanying condensed consolidated statements of operations.

In December 2002, the Company recorded a $100 gain from the release of escrow funds related to the sale of GeoFocus, the Company’s previously owned global positioning system business and part of the electrical components segment. The gain has been recorded in other (income) expense on the accompanying consolidated statement of operations for the nine months ended June 30, 2003.

Note 17. Contingencies

The Company and its subsidiaries are involved in various lawsuits incidental to their businesses. It is the opinion of management that the ultimate outcome of these actions will not have a material effect on the Company’s financial position or its results of operations.

The soil and groundwater at the Company’s Portland Oregon facility contain contaminants that the Company believes were released on the property by previous property owners. Some of this contamination has migrated offsite to a neighboring property. The Company has retained an environmental consulting firm to investigate the extent of the contamination and to determine what, if any, remediation will be required and the associated costs. During the third quarter of fiscal 2004 the Company entered the Oregon Department of Environmental Quality’s voluntary clean-up program. The Company is not certain at this time what, if any, cleanup activities will be required. Additionally, the ultimate costs to the Company for investigation, remediation and monitoring, if necessary, cannot be predicted with certainty due to the amount of cleanup that may be required, the varying costs of alternative clean up methods and the amount of time necessary to accomplish such cleanups, which would be paid over a number of years. The Company estimates that the investigation costs will be approximately $250, for which the Company provided a liability in the second quarter of fiscal 2004. As additional information becomes known, it is reasonably possible that we will need to increase our accrual for this estimated liability. Investigation costs, and remediation or monitoring costs, if any, will be charged against the reserves as incurred. In the event that remediation is required in the future, the Company will seek indemnification from the prior property owner for some or all of the costs under the terms of the asset purchase agreement, which we expect the prior property owner to dispute. At June 30, 2004, the accrual was $234.

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

Included in the accompanying consolidated balance sheet are approximately $1,596 of old accounts payable related to closed insolvent subsidiaries of the Company. The Company believes that these are liabilities solely of the closed insolvent subsidiaries and management does not believe that they will ultimately have to pay the full amount of these payables.

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

Demand for electronic throttle control devices and pneumatic and hydraulic control systems generally follow the economic cycles for heavy truck and transit bus manufacturing and sales. While we believe we are the leader in the market for electronic throttle control systems for heavy trucks and transit busses manufactured in the U.S., the markets for our products are highly competitive in the U.S. and even more competitive in the international markets. Certain of our competitors are suppliers with substantial financial resources and significant technological capabilities. Major areas of focus for management of the Company are working closely with our existing and potential customers to design and develop new products and adapt existing products to new applications and improving the performance, reliability and cost-effectiveness of our products.

The demand for electronic throttle control systems is expanding into off-highway vehicles as the major producers of those products begin to convert gasoline-powered vehicles to electronic throttle control systems. The initial electronic throttle control conversion has been in larger off-highway vehicles. Demand for electronic throttle controls will depend, in part, on how quickly manufacturers proceed with the ongoing engine modifications that will require such systems in all sizes and classes of off-highway vehicles.

Critical Accounting Policies and Estimates

We have identified the most critical accounting principles upon which our financial statements depend. We have determined the critical principles by considering accounting policies that involve the most complex decisions or assessments. We identified the most critical accounting policies to be those related to impairment of long-lived assets, warranty and product recall, pensions and post-retirement benefit obligations, and income taxes.

Impairment of Long-Lived Assets

We account for the impairment of long-lived assets in accordance with FASB Statement No. 144. We test for impairment when factors indicate that an asset group may not be recoverable from future undiscounted cash flows and calculate the amount of impairment using discounted cash flows. Estimates of future cash flows require judgment and may change based on, among other things, the market for our products, technology advances, and customer relationships. For the nine months ended June 30, 2004, a loss was recorded related to the sale of assets of our NESC operations. Refer to Note 15 in the Notes to Unaudited Condensed Consolidated Financial Statements for further information. For the three and nine months ended June 30, 2003 there were no impairments of long-lived assets.

Warranty and Product Recall

We provide a warranty covering defects arising from products sold. We have established a warranty reserve based on historical return rates of products and amounts for significant and specific warranty issues. In January 2003, the Company was notified of higher than normal warranty claims on one of its electronic throttle control systems by one customer. Management estimates that the total potential units involved are approximately 30,500 units and in the second quarter of fiscal 2003 recorded an accrual of $985 for the estimated costs of the repairs. Based on continuing analysis, return experience and the extension of this campaign to December 2004, additional accruals were made consisting of $336 during the fourth quarter of fiscal 2003, $165 during the second quarter of fiscal 2004, and $94 in the third quarter of fiscal 2004. Modifications have been made to the product and all units that were in the customer’s inventory have been returned or replaced. At this time, the Company believes its warranty accrual for issues with this customer is reasonable and we do not expect any further increases for this accrual in the future. While we believe our estimates are reasonable, they are subject to change and such change could be material.

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

The Company provides health care and life insurance benefits for certain of its retired employees, which includes prescription drug benefits (“Post Retirement Plan”). In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“Act”) was passed whereby a prescription drug benefit under Medicare was enacted as well as a federal subsidy to sponsors of retiree health care plans. We are required to comply with this act effective with the first interim or annual period beginning after June 15, 2004. The Company plans to adopt the requirements of this act during the fourth quarter of fiscal 2004 and at this time we are unable to determine the impact of this law on our financial position and results of operations.

Income Taxes

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. The Company is currently in a net operating loss carry-forward position and is providing for a 100% valuation allowance on all of our deferred tax assets. The Company will continue to evaluate the need for the valuation allowance in the future, considering estimates of future taxable income and other factors. This evaluation could result in material changes in the valuation allowance. An adjustment to the valuation allowance would result in a credit to income tax expense in the period such determination was made.

Results of Operations – Three months ended June 30, 2004 compared to the three months ended June 30, 2003.

The following table sets forth, for the periods indicated, selected statements of operations data expressed as a percentage of net sales.

	Three Months Ended June 30,
	2004	2003

Net sales	100.0%	100.0%
Cost of sales	66.8	77.1

Gross margin	33.2	22.9
Operating expenses:
Research and development	5.7	7.9
Selling	2.2	2.6
Administration	7.8	9.3

Total operating expenses	15.7	19.8

Operating income from continuing operations	17.5	3.1

Interest income	0.0	0.0
Interest expense - Debt	0.1	0.8
Interest expense - Series B Preferred Stock dividends and accretion	5.4	--
Other (income) expenses, net	1.7	(0.2)

Income from continuing operations before income taxes	10.3	2.5
Income tax expense	0.3	--

Net income from continuing operations	10.0%	2.5%

Net Sales

Net sales from continuing operations increased $2,746 or 22.2% to $15,127 in the third quarter of fiscal 2004 from $12,381 in the third quarter of fiscal 2003. The net increase is a combination of a $4,026 increase in sales to our heavy truck and transit bus customers offset by a $1,280 sales decline related to our passenger car and light truck product lines, which were sold on September 30, 2003. The 36.3% increase in net sales to our heavy truck and transit bus customers is due to increased sales volume resulting from a general increase in truck production throughout the industry and the addition of a new customer in the heavy truck product line. All of the net sales for the quarter ended June 30, 2004 were from sales in our heavy truck and transit bus product lines.

Gross margin

Gross margin was $5,029, or 33.2% of net sales in the third quarter of 2004, an increase of $2,189 compared to the gross margin of $2,840, or 22.9% of net sales in the comparable fiscal 2003 period. Included in the third quarter of fiscal 2003 were negative gross margins of $264 from our passenger car and light truck product lines, which were sold on September 30, 2003.

Electronic throttle, pneumatic and hydraulic control systems for heavy trucks and transit busses gross margin percentages increased 17.3% to 33.2% of net sales during the three months ended June 30, 2004 from 28.3% of net sales during the comparable period of fiscal 2003. Included in this gross margin in the third quarter of fiscal 2004 is an increase in cost of sales related to recording an additional $321 warranty accrual for product issues with one customer as described in Note 10 and an increase in our general warranty accrual based on review of product returns and increases in sales.

The overall increase in gross margin during the third quarter of fiscal 2004 is primarily driven by a 36.3% increase in unit sales of electronic throttle control systems to heavy truck and transit bus customers and reductions in per unit labor and overhead costs. Labor costs as a percentage of sales between periods improved primarily due to the elimination of inefficiencies caused by the strike of our union employees during fiscal 2003. The strike of our union employees was resolved in August 2003.

Operating expenses

Operating expenses for research and development, selling and administration expenses were $2,383 for the three months ended June 30, 2004 compared to $2,457 for the three months ended June 30, 2003, a decrease of $74 or 3.0%. Operating expenses as a percentage of net sales, of 15.7% for the third fiscal quarter of 2004, were lower than the 19.8% for the third fiscal quarter of 2003.

Research and development expenses decreased $116 or 11.9% to $858 for the third fiscal quarter of 2004 compared to $974 for the comparable period in 2003, and is largely attributable to a reduction of $431 of research and development expenses associated with our passenger car and light truck product lines, which were sold on September 30, 2003. This reduction is offset by a $315 increase in research and development expenses in our heavy truck and transit bus product lines which is attributable to an increase in overall project expenses for new pedal and adjustable pedal technology and an increase in personnel. The Company’s research and development expenditures will fluctuate based on the products under development at any given point in time, however, overall we expect research and development expenses for our heavy truck and transit bus product lines to remain at levels more consistent with the third quarter of fiscal 2004 rather than the levels incurred in the third quarter of fiscal 2003.

Selling expenses increased $9 or 2.7% to $339 for the quarter ended June 30, 2004 compared to $330 for the comparable quarter ended June 30, 2003. This increase is mainly due to a $110 increase in selling expenses for our heavy truck and transit bus product lines due to an increase in wages and significant increases in travel expenses to our European and Asian customers offset by the sale of our passenger car and light truck product lines, which accounted for $101 of total selling expenses in the third quarter of fiscal 2003. We expect to continue to incur increased travel expenses associated with our foreign customers.

Administration expenses for the three months ended June 30, 2004 of $1,186 remained essentially unchanged from the $1,153 for the same fiscal period in 2003. Included in administrative expenses for the third quarter of fiscal 2003 are expenses of $233 from our passenger car and light truck product lines, which were sold on September 30, 2003. Excluding the passenger and light truck product line expenses, administrative expenses increased in the third quarter of fiscal 2004 primarily as a result of increased legal, professional & consulting expenses of $136. In addition to the increased legal, professional & consulting expenses, there was an increase of $59 in information technology expenses and corporate filing fees during the third quarter of fiscal 2004 compared to the third quarter of fiscal 2003. Overall, we expect administrative costs to be lower in fiscal 2004 when compared to fiscal 2003.

Interest Expense and Other Income

Interest expense on debt decreased $82 or 82.8% to $17 in the third quarter of fiscal 2004 from $99 in the third quarter of fiscal 2003. This reduction is primarily the result of paying off our subordinated debt in fiscal 2003 and using the proceeds from the sale of our passenger car and light truck product lines to pay off the entire outstanding balance of our revolving credit facility, the outstanding balance of Term Loan B and a portion of Term Loan A during the first quarter of fiscal 2004. Interest expense related to subordinated debt was $22 during the third quarter ended June 30, 2003 and $0 for the corresponding period in fiscal 2004. Interest expense related to our outstanding bank debt decreased $49 to $7 for the third quarter of fiscal 2004 compared to $56 during the third quarter of fiscal 2003.

Interest expense on preferred stock relates to dividends accrued on the Series B Preferred Stock during the third quarter of fiscal 2004 and the related accretion. Based on the guidelines of Statement of Financial Accounting Standards No. 150 (SFAS No. 150), the Company must now record all accrued dividends and accretion associated with the Series B Preferred Stock as a component of interest expense. Prior to the fourth quarter of fiscal 2003, all accrued dividends on the Series B Preferred Stock were recorded as a component of net loss allocable to common shareholders.

Other (income) expense changed to expense of $253 for the three months ended June 30, 2004 compared to income of $19 for the comparable period in fiscal 2003. Included in other (income) expense for the three months ended June 30, 2004 is $254 of professional services expenses related to the Company exploring strategic alternative financing options.

Income Taxes

The Company is in a net operating loss carry-forward position and is presently providing a 100% valuation allowance on all deferred tax assets due to the uncertainty regarding their realization. The Company is continuing to analyze the need for the valuation allowance in light of our improved operating results. Federal net operating losses are subject to provisions of the Internal Revenue Code, which restrict the utilization of this type of tax attribute in the event of an “ownership change” (as defined in the Internal Revenue Code Section 382). Changes in ownership resulting from a previous recapitalization transaction coupled with other future changes in ownership may significantly defer the utilization of net operating loss carry forwards in the future.

Tax expense of $42 was recorded during the quarter ended June 30, 2004 related to federal AMT and state estimated tax payments.

Discontinued Operations

During the second quarter ended March 31, 2004, the Company sold certain assets of its NESC operations. A loss of $41 from discontinued operations was recorded in the third quarter of fiscal 2004 related to the NESC third quarter operating loss. Refer to Note 15 of Notes to Unaudited Consolidated Financial Statements for further discussion. The operations of NESC for the third quarter ended June 30, 2003 generated income of $19.

Net income available to common shareholders

Net income (loss) allocable to common shareholders improved to $1,472 for the quarter ended June 30, 2004 compared to a loss of $373 for the quarter ended June 30, 2003. This improvement in our results of operations is due to the factors mentioned above, specifically, an increase in gross margin. The sale of our passenger car and light truck product lines on September 30, 2003 also contributed to all of these factors.

Results of Operations – Nine months ended June 30, 2004 compared to the nine months ended June 30, 2003.

The following table sets forth, for the periods indicated, selected statements of operations data expressed as a percentage of net sales.

	Nine Months Ended June 30,
	2004	2003

Net sales	100.0%	100.0%
Cost of sales	68.4	78.3

Gross margin	31.6	21.7
Operating expenses (income):
Research and development	5.3	7.3
Selling	2.1	2.6
Administration	8.0	9.6
Gain on settlement with customer	--	(2.5)

Total operating expenses	15.4	17.0

Operating income from continuing operations	16.2	4.7

Interest income	0.0	(0.0)
Interest expense - Debt	0.1	1.1
Interest expense - Series B Preferred Stock dividends and accretion	5.7	--
Other (income) expenses, net	0.6	(0.4)

Income from continuing operations before income taxes	9.8	4.0
Income tax expense (benefit)	0.3	(0.8)

Net income from continuing operations	9.5%	4.8%

Net Sales

Net sales increased $4,726 or 12.6% to $42,142 in the first nine months of fiscal 2004 from $37,416 in the first nine months of fiscal 2003. The net increase is a combination of an $8,033 increase in sales to our heavy truck and transit bus customers offset by a $3,307 sales decline related to our passenger car and light truck product lines, which were sold on September 30, 2003. The 23.6% increase in net sales to our heavy truck and transit bus customers is due to increased sales volume resulting from a general increase in truck production throughout the industry and the addition in fiscal 2004 of a new customer in the heavy truck product line. All of the net sales for the nine months ended June 30, 2004 were from sales in our heavy truck and transit bus product lines.

Gross margin

Gross margin was $13,332, or 31.6% of net sales in the first nine months of 2004, an increase of $5,227 compared to the gross margin of $8,105, or 21.7% of net sales, in the comparable fiscal 2003 period. Included in gross margin for the first nine months of fiscal 2003 were negative gross margins of $1,105 from our passenger car and light truck product lines, which were sold on September 30, 2003.

Electronic throttle, pneumatic and hydraulic control systems for heavy trucks and transit busses gross margin percentages increased 19.2% to 32.3% of net sales during the nine months ended June 30, 2004 from 27.1% of net sales during the comparable period of fiscal 2003. Included in gross margin for heavy trucks and transit busses in the first nine months of fiscal 2004 is an increase in cost of sales related to recording an additional $509 warranty accrual for product issues with one customer as described in Note 10 and an increase in our general warranty accrual based on review of product returns and increased sales. Included in gross margin for heavy trucks and transit busses in the nine months ended June 30, 2003 is a net increase in cost of sales of $641 related to recording a $985 warranty accrual for product issues with the one customer, as described in Note 10 offset by a $344 reduction in cost of sales related to its assessment of the remaining obligation for a prior product recall accrual. In addition, a reduction of cost of sales of $112 was recorded related to the Company’s obligations for certain union employee costs.

The overall increase in gross margin during the first nine months of fiscal 2004 is primarily driven by a 23.6% increase in sales of electronic throttle control systems to heavy truck and transit bus customers and reductions in per unit labor and overhead costs. Labor costs as a percentage of sales improved between periods mostly due to the elimination of inefficiencies caused by the strike of our union employees during fiscal 2003. Overhead expenses decreased $174 from the prior year, due to the first nine months of fiscal 2003 including strike costs. The strike of our union employees was resolved in August 2003.

Operating expenses

Operating expenses were $6,499 for the nine months ended June 30, 2004 compared to $6,358 for the nine months ended June 30, 2003, an increase of $141 or 2.2%. Included in the first nine months of fiscal 2003 operating expenses was a $900 gain from cash received for settlement of a 1999 cancelled supply contract claim with a prior customer. Also included in this settlement was the waiver of an accounts payable obligation with a certain customer. The amount recorded on the books for this obligation was $51. Based on this obligation being waived, this amount is included in the overall gain recognized from this settlement. The entire gain of $951 is reflected as a separate line “Gain on settlement with customer” within operating expenses of the consolidated statements of operations for the nine months ended June 30, 2003.

Excluding the gain noted above in fiscal 2003, research and development, selling and administration costs were $7,309 or 19.5% of net sales for the nine months ended June 30, 2003 compared to $6,499 or 15.4% of net sales for the nine months ended June 30, 2004.

Research and development expenses decreased $489 or 17.9% to $2,236 for the first nine months of 2004 compared to $2,725 for the comparable period in 2003. The decrease in research and development spending is primarily attributable to a reduction of $1,152 of research and development expenses associated with our passenger car and light truck product lines, which were sold on September 30, 2003. This reduction is offset by a $663 increase in research and development expenses in our heavy truck and transit bus product lines. This increase is attributable to an increase in overall project expenses for new pedal and adjustable pedal technology and increases in personnel. The Company’s research and development expenditures will fluctuate based on the products under development at any given point in time, however, overall we expect research and development expenses for our heavy truck and transit bus product lines to remain at levels more consistent with the first nine months of fiscal 2004 rather than the levels incurred in the first nine months of fiscal 2003.

Selling expenses decreased $92 or 9.3% to $901 for the nine months ended June 30, 2004 compared to $993 for the comparable period ended June 30, 2003. This decrease is mainly due to the sale of our passenger car and light truck product lines, which accounted for $302 of total selling expenses in the first nine months of fiscal 2003 offset by a $210 increase in selling expenses for our heavy truck and transit bus product lines due to an increase in wages and increases in travel expenses to our European and Asian customers. We expect to continue to incur increased travel expenses associated with our foreign customers.

Administration expenses for the nine months ended June 30, 2004 decreased $229 or 6.4% to $3,362 compared to $3,591 for the same fiscal period in 2003. Included in administrative expenses for the first nine months of fiscal 2003 were expenses of $736 from our passenger car and light truck product lines, which were sold on September 30, 2003. Excluding expenses of our passenger car and light truck product lines, administrative expenses increased in the first nine months of fiscal 2004 primarily as a result of an increase of $250 related to recording an environmental accrual during the second quarter of fiscal 2004, as discussed in Note 16. In addition, there were increases in legal, professional & consulting expenses of $113 and an increase of approximately $144 in information technology expenses and insurance premiums for the first nine months of fiscal 2004 compared to the first nine months of fiscal 2003. Excluding the costs associated with the environmental accrual, we expect administrative costs to be lower in fiscal 2004 when compared to fiscal 2003.

Interest Expense and Other Income

Interest expense on debt decreased $370 or 86.9% to $56 in the first nine months of fiscal 2004 from $426 in the first nine months of fiscal 2003. This reduction is primarily the result of paying off our subordinated debt in fiscal 2003 and using the proceeds from the sale of our passenger car and light truck product lines to pay off the entire outstanding balance of our revolving credit facility, the outstanding balance of Term Loan B and a portion of Term Loan A during the first quarter of fiscal 2004. Interest expense related to subordinated debt was $0 during the nine months ended June 30, 2004 and $171 for the corresponding period in fiscal 2003. Interest expense related to our outstanding bank debt decreased $149 to $23 for the first nine months of fiscal 2004 compared to $172 during the first nine months of fiscal 2003.

Interest expense on preferred stock relates to dividends accrued on the Series B Preferred Stock during the nine months ended June 30, 2004 and the related accretion. Based on the guidelines of Statement of Financial Accounting Standards No. 150 (SFAS No. 150), the Company must now record all accrued dividends and accretion associated with the Series B Preferred

Stock as a component of interest expense. Prior to the fourth quarter of fiscal 2003, all accrued dividends on the Series B Preferred Stock were recorded as a component of net loss allocable to common shareholders.

Other (income) expense changed to expense of $248 for the nine months ended June 30, 2004 compared to income of $160 for the first nine months of fiscal 2003. Included in other (income) expense for the nine months ended June 30, 2004 is $254 of professional services expenses related to the Company exploring strategic alternative financing options. In the first nine months of fiscal 2003, a gain of $100 was recorded related to the release of escrow funds from the sale of GeoFocus in fiscal 2003 as described in Note 16 in the Notes to Unaudited Consolidated Financial Statements.

Income Taxes

The Company is in a net operating loss carry-forward position and is presently providing a 100% valuation allowance on all deferred tax assets due to the uncertainty regarding their realization. The Company is continuing to analyze the need for the valuation allowance in light of our improved operating results. Federal net operating losses are subject to provisions of the Internal Revenue Code, which restrict the utilization of this type of tax attribute in the event of an “ownership change” (as defined in the Internal Revenue Code Section 382). Changes in ownership resulting from a previous recapitalization transaction coupled with other future changes in ownership may significantly defer the utilization of net operating loss carry forwards in the future.

Tax expense of $136 was recorded during the nine months ended June 30, 2004 related to federal AMT and state estimated tax payments. A tax benefit of $300 was recorded in the nine months ended June 30, 2003 resulting from filing an amended federal 1998 tax return in the first quarter of fiscal quarter 2003.

Discontinued Operations

During the second quarter ended March 31, 2004, the Company sold certain assets of its NESC operations. For the nine months ended June 30, 2004, the Company recorded a total loss of $183 from the sale of discontinued operations based on the difference between the proceeds received and the recorded book value of assets sold at the date of the sale. In addition, a loss of $106 from the operations of NESC was recorded in discontinued operations for the nine months ended June 30, 2004. Refer to Note 15 of Notes to Unaudited Consolidated Financial Statements for further discussion.

During the second quarter of fiscal 2003, the Company settled a lease obligation of its previously discontinued Kenco Williams business. A gain of $120 resulted from this settlement, which has been recorded in discontinued operations for the nine months ended June 30, 2003 on the accompanying condensed consolidated statements of operations. This gain was offset by an $80 loss from discontinued operations of NESC for the nine months ended June 30, 2003.

Net income available to common shareholders

Net income allocable to common shareholders increased to $3,724 for the nine months ended June 30, 2004 compared to a loss of $164 in the comparative prior year period. This improvement in our results of operations is due to the factors mentioned above, specifically an increase in gross margin. The sale of our passenger car and light truck product lines on September 30, 2003 contributed to all of these factors.

Financial Condition, Liquidity and Capital Resources

Cash generated from continuing operations was $4,461 for the first nine months of 2004, an increase of $1,450 over the cash generated from operations of $3,011 during the first nine months of fiscal 2003. Cash flows from operations were reduced in the first nine months of fiscal 2004 due to warranty payments exceeding warranty accruals by $824, which was almost entirely due to payments to one customer for a warranty claim that was in excess of normal warranty as discussed in Note 10. In future periods, we expect warranty payments to be more consistent with warranty accruals. For the nine months ended June 30, 2003 warranty payments were significantly lower than warranty accruals, primarily due to the recording of the accruals associated with the one customer described above and in Note 10. In addition to significant warranty payments, the Company also made contributions of $1,123 to its pension plans during the first nine months of fiscal 2004 compared to $382 for the nine months ended June 30, 2003. As anticipated, cash flows from continuing operations improved with the sale of our passenger car and light truck product lines on September 30, 2003.

Cash flows from operations improved through net income of $3,724 compared to net income of $1,844 for the nine months ended June 30, 2003. Also during the first nine months of fiscal 2004 we expensed $2,382 of non-cash interest expense on preferred dividends and Series B accretion. The Company expects non-cash interest expense on preferred dividends to continue to increase throughout the year as we accrue dividends each month for the Series B preferred stock.

We believe we will continue to generate positive cash from continuing operations due to our improved financial condition and due to the elimination of our passenger car and light truck product lines, which were sold on September 30, 2003. These product lines generated negative gross margins in fiscal 2003. We expect operating expenses to decrease as a result of the sale of these product lines and interest expense to decrease in the current year due to using the proceeds from this sale to pay off the entire outstanding balance of the bank revolving credit facility, the outstanding balance of Term Loan B and a portion of Term Loan A. Our remaining bank debt after applying these proceeds was $388 at June 30, 2004. Availability under our revolving credit facility improved to $8,315 at June 30, 2004 compared to $3,854 at September 30, 2003. The increase in our availability is directly attributable to the payoff of our revolving credit facility. In addition to the availability under our revolving credit facility, we have $6,049 in cash resulting in total availability plus cash of $14,364. This compared to availability and cash of $3,955 at September 30, 2003.

Cash provided by investing activities was $5,245 for the nine months ended June 30, 2004 and was comprised of $6,010 of net proceeds from the sale of assets from our passenger car and light truck product lines offset by $778 of purchases of equipment. This compared to purchases of equipment of $1,099 for the nine months ended June 30, 2003. Excluding net proceeds from the sale of assets, we expect our cash use for investing activities to increase throughout the fiscal year as we continue to make purchases of capital equipment. We currently anticipate spending approximately $1,000 in capital expenditures for the entire fiscal year ended September 30, 2004.

Cash used in financing activities was $3,758 for the nine months ended June 30, 2004 compared to cash used in financing activities of $1,899 for the nine months ended June 30, 2003. The increase in cash used in financing activities primarily relates to the payoff of our revolving credit facility, Term Loan B and a portion of Term Loan A during the first quarter of fiscal 2004. As noted above, using the proceeds from the sale of our passenger car and light truck product lines, we were able to significantly reduce our debt obligations. In addition, we paid $1,413 of Series A-1 Preferred stock dividends during the first quarter of fiscal 2004. During the second quarter of fiscal 2004, the Company received proceeds of $2,092 related to the issuance of common stock from the exercise of warrants as discussed in Note 13. Also as discussed in Note 13, the Company received proceeds of $162 from the issuance of common stock to certain employees during the third quarter of fiscal 2004.

At June 30, 2004, our contractual obligations consisted of bank debt of $388, capital leases of $95, and operating lease commitments, which at June 30, 2004 are $12 due during the remainder of fiscal year 2004, $36 due in 2005 and $17 in 2006. We do not have any material letters of credit, purchase commitments, or debt guarantees outstanding at June 30, 2004.

Due to the reduction in interest rates and reduction in the fair value of assets, cash payments to fund our pension obligations will increase significantly in fiscal 2004 as compared to fiscal 2003. However, we have $8,315 available under our revolving credit facility at June 30, 2004 plus cash at June 30, 2004 of $6,049, and we believe this availability along with cash provided by operations will be adequate to meet our cash needs in fiscal 2004.

The Company has mandatory redeemable convertible Series B Preferred Stock, which is mandatorily redeemable on July 1, 2009 for $15,355 plus accrued dividends. Series B Preferred Stock dividends at June 30, 2004 of $5,302 are reflected in mandatory redeemable convertible Series B Preferred Stock on the accompanying consolidated balance sheet.

Included in the accompanying consolidated balance sheet is approximately $1,596 of accounts payable incurred primarily prior to 2001 related to closed insolvent subsidiaries of the Company. The Company believes that these are liabilities solely of the closed insolvent subsidiaries and management does not believe that they will ultimately have to pay the full amount of these payables.

Recent FASB Pronouncements

The Company adopted Emerging Issues Task Force (EITF) 03-06 “Participating Securities and the Two-Class Method under FASB Statement No. 128” in April 2004. EITF 03-06 requires the Company to include in the calculation of basic EPS those securities that have dividend participation rights. As the Series A-1 Preferred Stock has participation rights with the common shareholders, the Series A-1 Preferred Stock had been included in the basic EPS calculation for the three and nine months ended June 30, 2004. For the three and nine months ended June 30, 2003, the Series A-1 Preferred Stock has not been included in the basic EPS calculation as the Company was in a loss position and the Series A-1 Preferred Stock does not have a contractual obligation to share in the losses with the common shareholders.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and changes in the market value of investments. The Company’s primary market risk results from fluctuations in interest rates.

Interest Rate Risk

The Company has a five-year revolving and term loan agreement with its primary lender Wells Fargo Credit, Inc. (“Wells”) which provides for $12,000 in revolving and term loans. Interest rates under this agreement are currently Well’s prime rate plus 2.00% for the revolving credit facility and Well’s prime rate plus 2.25% for the term loans. Fees under the loan agreement include a fee of .25% on the unused portion of the revolving credit facility, a term loan prepayment fee of 2% in the first year and 1% thereafter, and a revolving loan termination fee of $200 in year 1 and $100 thereafter.

As of June 30, 2004, the outstanding balance on the term loans was $388. The effective annual interest rate on the term loans for the three months ended June 30, 2004 was 6.25%. For the three months ended June 30, 2004, the Company recorded $7 of interest expense related to the term loans. The average daily outstanding balance of the revolving credit facility during the three months ended June 30, 2004 was $0. The Company does not believe that a hypothetical 10% percent change in end of period interest rates or changes in future interest rates on these variable rate obligations would have a material effect on its financial position, results of operations, or cash flows. The Company has not hedged its exposure to interest rate fluctuations.

Foreign Currency Risk

We sell our products to customers in the truck, transit bus and heavy equipment industries. For the three and nine months ended June 30, 2004, the Company had foreign sales of approximately 32.5% and 33.2% of net sales, respectively. The Company does not believe that changes in future exchange rates would have a material effect on its financial position, results of operations, or cash flows as all of its foreign sales transactions are denominated in US dollars. As a result, the Company has not entered into forward exchange or option contracts for transactions to hedge against foreign currency risk.

Investment Risk

The Company does not use derivative financial or commodity instruments. The Company’s financial instruments include cash and cash equivalents, accounts and notes receivable, accounts payable and long-term obligations. The Company’s cash and cash equivalents, accounts receivable and accounts payable balances are short-term in nature, and, thus, the Company believes they are not exposed to material investment risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our “disclosure controls and procedures” as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

On May 3, 2004, the Company filed a current report on Form 8-K to provide under Item 7 and 12 a press release reporting the release of earnings for the second quarter of fiscal 2004. Such information shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934.

On May 13, 2004, the Company filed a current report on Form 8-K to provide under Item 7 and 12 a revised press release reporting the release of earnings for the second quarter of fiscal 2004. Such information shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLIAMS CONTROLS, INC.

Date: August 16, 2004
/s/ R. EUGENE GOODSON
R. Eugene Goodson Chairman of the Board, President and Chief Executive Officer

/s/ DENNIS E. BUNDAY
Dennis E. Bunday Chief Financial Officer