Form 10-K
period 2004-09-30
WILLIAMS CONTROLS INC
filed 2004-12-27
CIK 854860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 2004

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

Registrant’s telephone number, including area code:

(503) 684-8600

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock ($.01 par value)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)  Yes  ☐  No  ☒

The aggregate market value of voting common shares (based upon the closing price of the shares as reported on the over the counter bulletin board) of Williams Controls, Inc. held by non-affiliates was approximately $12,385,675 as of March 31, 2004.

As of December 6, 2004, there were 46,629,411 shares of Common Stock outstanding.

Documents Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held February 17, 2005, are incorporated by reference into Part III of this report.

Williams Controls, Inc.

WILLIAMS CONTROLS, INC.
Form 10-K
Part I
(Dollar amounts in thousands, unless otherwise indicated)

Item 1.   Business

Williams Controls, Inc., including our wholly-owned subsidiaries, Williams Controls Industries, Inc. (“Williams”); Aptek Williams, Inc. (“Aptek”); Premier Plastic Technologies, Inc. (“PPT”); ProActive Acquisition Corporation (“ProActive”); WMCO-Geo, Inc. (“GeoFocus”); NESC Williams, Inc. (“NESC”); Williams Technologies, Inc. (“Technologies”); Williams World Trade, Inc. (“WWT”); Techwood Williams, Inc. (“TWI”); Agrotec Williams, Inc. (“Agrotec”) and our 80% owned subsidiaries Hardee Williams, Inc. (“Hardee”) and Waccamaw Wheel Williams, Inc. (“Waccamaw”) are sometimes hereinafter referred to as the “Company,” “we,” “our” or “us.”

We maintain the corporate existence of Aptek, PPT, ProActive, GeoFocus, NESC, Technologies, WWT, TWI, Agrotec, Hardee and Waccamaw; however none of these subsidiaries have current business operations.

General

We are a Delaware corporation formed in 1988 and currently operate solely in the vehicle components business segment. During 2004, our product lines consisted of electronic throttle control systems for the heavy truck, transit bus and off-highway markets and pneumatic and hydraulic controls, which are used primarily in trucks, utility and off-highway equipment, transit busses and underground mining machines. We sold our passenger car and light truck product lines to Teleflex on September 30, 2003.

Historically we also operated in the electrical components and global positioning systems business segment. As a result of terminating and selling certain product lines, however, by the end of fiscal 2002 we had no significant operations in that segment.

We have a significant portion of the United States market for electronic throttle control systems for heavy trucks and busses and a lesser portion of the international markets for the same products. We sell the majority of our products directly to large original equipment manufacturers such as Freightliner, Volvo, Navistar, and Paccar. We also sell our products through a network of independent distributors who sell to smaller original equipment manufacturers and to truck and bus owners as replacement parts.

Electronic throttle control devices are used to send an electronic signal to electronically controlled engines. The initial applications were in heavy trucks and busses in both the United States and Europe. The demand for electronic throttle control systems is expanding into off highway vehicles as the major producers of those products begin to convert gasoline and diesel powered vehicles to electronic throttle control systems. For off-highway vehicles, the initial conversion has been in larger off-highway vehicles. Additionally, vehicles manufactured in and for other markets, primarily in Asia, are beginning to convert to electronically controlled engines. Demand for electronic throttle controls will depend, in part, on how quickly manufacturers proceed with ongoing engine modifications that will require such systems.

Adjustable foot pedals are devices which move the throttle, brake and, if applicable, the clutch pedal, closer or further away from the vehicle driver to compensate for driver heights. During 2003, we entered into licensing agreements for an adjustable pedal technology, which allows us to sell adjustable pedals in the medium and heavy truck and transit bus markets. We consider adjustable foot pedals to be a value added addition to our primary electronic throttle control product line. During 2004, we had no sales of adjustable pedals

Prior to the sale of our passenger car and light truck product lines in fiscal 2003, we manufactured sensors that were used in our passenger car, light truck and a limited number of our heavy truck electronic throttle controls. We did not have any outside customers for our sensors. We retain the rights to our sensor technology and, as part of the sale of the passenger car and light truck portion of our product lines, we licensed the sensor technology for use in the passenger car and light truck applications to Teleflex. As of September 30, 2004, we did not currently produce sensors, although we may do so in the future.

Financial Recapitalization   On September 30, 2004 we completed a capital restructuring. As part of this recapitalization, we redeemed 98,114 shares of Series B Preferred stock for approximately $26,436. The remaining 55,436 shares of Series B Preferred stock were then converted into 11,761,495 shares of common stock. As part of this recapitalization, the 77,550 shares of Series A-1 Preferred stock outstanding were also converted into 11,848,740 shares of common stock. As a resulting of this recapitalization, we had no shares of preferred stock issued or outstanding as of September 30, 2004.

As additional elements of the recapitalization transaction, the Company (i) entered into a new five-year revolving and term loan agreement with Merrill Lynch Capital (“Merrill Lynch”); (ii) terminated the existing revolving and term loan agreement with Wells Fargo Credit, Inc. (“Wells”); (iii) amended and restated the Management Services Agreement with American Industrial Partners (“AIP Advisor”) and Dolphin Advisors, LLC (“Dolphin Advisor”); (iv) entered into a put/call option agreement with American Industrial Partners Capital Fund III, L.P. (“AIP”); and (v) restructured the composition of the Board of Directors.

Dispositions

During the 1990’s we invested in several businesses outside our core area of expertise. Generally, these investments were not successful and resulted in significant losses and severe liquidity constraints. As of September 30, 2004, we have disposed of all such businesses.

Natural Gas Conversion   During fiscal 2004 we completed the sale of our NESC natural gas conversion business.

Passenger Car and Light Truck   On September 30, 2003, we sold the passenger car and light truck electronic throttle control product lines to a competitor, Teleflex. This product line included the design and production of Electronic Throttle Controls, including the related sensor, primarily for certain Ford Motor Company and General Motors product lines. For fiscal 2003, sales of this product line were approximately $4.6 million and were projected to increase as further passenger car and light truck lines were introduced.

Electrical Components and Global Positioning System   Prior to 2002 our electrical components product line included the design and production of microcircuits, cable assemblies, sensors and other electronic products used in the telecommunication, computer and transportation industries. We have phased out of all of our electrical component products.

Prior to 2001 we manufactured and distributed a global positioning system product line, GeoFocus, which included commuter railroad train tracking and agricultural cyber-farming systems using global positioning and geographic information technology. The financial results of this product line were not material to us as a whole, and it was sold in 2001.

Agriculture Equipment   In 2000 we completed the sale of the agriculture operations. This business produced spraying equipment for the lawn care, nursery and pest control industries and mowers used in farming and maintenance.

Competition

We believe we are the market leader and largest domestic producer in the market for electronic throttle control systems for heavy trucks and transit busses manufactured in the U.S. We have a much smaller portion of the European and Asian markets. The markets for our products are highly competitive, with many of our competitors having substantial financial resources and significant technological capabilities. Our competitive position varies among our product lines.

The major competitors for our electronic throttle controls include Hella, AB Eletronik, Teleflex, VDO, and Felsted. Other companies including KSR, Dura and CTS that compete in the passenger car and light truck market may attempt to compete in the heavy truck and transit bus market in the future.

We also manufacture pneumatic and hydraulic control systems for the diesel heavy truck, transit bus and off-highway vehicles markets. The market for these pneumatic and hydraulic control systems is highly competitive and characterized by many competitors. Many of the customers for these products are the same customers as for our diesel heavy truck and transit bus electronic throttle control systems.

When choosing among competing electronic throttle control systems, we believe purchasers of these systems focus on price, quality, value added engineering and reputation. In addition, we believe attainment of the ISO 9001 and QS 9000 quality certifications and ultimately obtaining TS 16949 quality certification and ISO 14001 Environmental Management System certifications are critical to qualifying as a supplier. Our Portland, Oregon manufacturing facility has attained the ISO 9001 and QS 9000 certifications and is pursuing TS 16949 and ISO 14001 certifications.

Marketing and Distribution

We sell our products to customers primarily in the truck and heavy equipment industries. For the years ended September 30, 2004, 2003 and 2002, Freightliner accounted for 20%, 21% and 21%, Volvo accounted for 16%, 14% and 13%, Paccar accounted for 16%, 10% and 8%, and Navistar accounted for 8%, 11% and 11%, of net sales from continuing operations, respectively. Approximately 33%, 31% and 28% of net sales in fiscal 2004, 2003 and 2002 respectively, were to customers outside of the United States, primarily in Canada, Belgium, Sweden, Mexico and Korea, and, to a lesser extent, in other European countries, South America, Pacific Rim nations and Australia.

Prior to fiscal 2002 approximately 95% of our sales were to consumers of products within our vehicle components segment. As a result of the sale of GeoFocus and the phase out of all of our electrical component products, however, all of our sales are now to customers of the vehicle components segment. In fiscal 2004 and 2003, within the vehicle components segment, approximately 83% and 82% of our sales were from sales of electronic throttle controls, with the remainder being sales of pneumatic and hydraulic control systems.

Environment

We produce small quantities of hazardous wastes in our operations and we are subject to federal and state air, water and land pollution control laws and regulations. Compliance with these laws generally requires operating costs and capital expenditures. Substantial liability may result from the failure to properly handle hazardous wastes. We use our best efforts to ensure that all hazardous wastes are handled in accordance with applicable federal, state and local laws and regulations.

The soil and groundwater at the Company’s Portland, Oregon facility contain contaminants that the Company believes were released on the property by previous property owners. Some of this contamination has migrated offsite to a neighboring property. The Company has retained an environmental consulting firm to investigate the extent of the contamination and to determine what, if any, remediation will be required and the associated costs. During the third quarter of fiscal 2004 the Company entered the Oregon

Department of Environmental Quality’s voluntary clean-up program and during fiscal 2004 the Company established a liability reserve of $950 for this matter. The Company believes it has a contractual right to indemnification from the prior owner of the property and has notified the prior owner of this indemnity claim. The prior owner has disputed its liability, and the Company may seek judicial enforcement of the indemnity obligation.

Government Regulation

Our vehicle component products must comply with the National Traffic and Motor Vehicle Safety Act of 1966, as amended, and regulations promulgated there under, which are administered by the National Highway Traffic Safety Administration (“NHTSA”). If, after an investigation, NHTSA finds that we are not in compliance with any of its standards or regulations, among other things, it may require that we recall products found not to be in compliance, and repair or replace such products. During fiscal 2004, we had no product recalls. We are not aware of any instances of non-compliance with the statute and applicable regulations.

Product Research and Development

We conduct engineering, research and development and quality control activities to improve the performance, reliability and cost-effectiveness of our products. Our engineering staff works closely with our customers to design and develop new products and to adapt existing products for new applications. During fiscal 2004, 2003 and 2002, the Company spent $3,042, $3,575 and $3,549, respectively, on these activities for continuing operations. We anticipate that these expenses may increase in the future with development of sensor production capability, as existing customers require additional product designs and with expansion into new products such as adjustable pedals and off-road applications.

Patents, Trademarks and Licenses

We believe our products generally have strong name recognition in their respective markets. We have obtained a number of product patents, which expire at various times. We consider each patent to be of value and aggressively protect our rights against infringement throughout the world. We own two patents (expiring in 2009) that we believe improve the marketability of certain of our diesel heavy truck electronic throttle control systems. We do not consider that the loss or expiration of either patent would materially adversely affect us because of our history of quality and close working relationships with our customers; however, competition in the market for diesel heavy truck electronic throttle control systems could increase without these patents.

During fiscal 2003, we obtained a license agreement for use of an adjustable pedal design for our heavy truck and transit bus product lines. The agreement required an initial payment of $125, which was paid in fiscal 2003, and a $75 payment to be paid based on certain criteria. The $75 was accrued at September 30, 2004. We will also make royalty payments based on the number of units sold by the Company. The agreement is for a period of three years and is renewed annually if certain sales thresholds are met.

Additionally, as part of the sale of the Company’s passenger car and light truck product lines to Teleflex Incorporated on September 30, 2003, we obtained the right to use certain of Teleflex’s adjustable pedal patents in exchange for Teleflex receiving licenses for certain of the Company’s patents.

We own numerous patents, primarily under the “Williams” name. We believe that, in the aggregate, the rights under our patents are generally important to our operations, but do not consider that any patent or group of them related to a specific process or product is of material importance in relation to our total business except as described above.

Raw Materials; Reliance on Single Source Suppliers

We produce certain of our products from raw materials, including brass, aluminum, steel, plastic, rubber and zinc, which currently are widely available at reasonable terms. There are currently multiple manufacturers that make sensors specifically for our diesel heavy truck and transit bus electronic throttle control systems. We manufacture foot pedals using a contact position sensor manufactured by Caterpillar, Inc., which is used exclusively on Caterpillar engines. Caterpillar supplies this sensor and requires that its sensor be used on all Caterpillar engines; therefore, we do not consider the Caterpillar sensor supply to be at risk. We purchase other component parts from suppliers, none of which is considered a single source supplier. Although these suppliers have been able to meet our needs on a timely basis, and appear to be willing to continue being suppliers, there is no assurance that a disruption in a supplier’s business, such as a strike, would not disrupt the supply of a component.

Steel and energy commodity demand has resulted in price increases causing higher costs for some of our components. Although component prices have increased, we have not been subject to supply constraints as a result of the increased demand.

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

Employees

Our employees engaged in the manufacturing and vehicle components in the Portland, Oregon facility are represented by the International Union, United Automobile Workers of America and Amalgamated Local 492. The current five-year agreement expires on August 31, 2008. Prior to signing the new agreement, the union employees engaged in an eleven month strike action, which was settled by agreement with no financial liability to the Company on August 16, 2003.

Risk Factors

This report on Form 10-K, including the Notes to Consolidated Financial Statements, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, that involve a number of risks and uncertainties. Forward-looking statements include, without limitation, those statements relating to development of new products, the financial condition of the Company, the ability to increase distribution of the Company’s products, integration of businesses the Company acquires, and disposition of any of current business of the Company. Forward-looking statements can be identified by the use of forward-looking terminology, such as “may”, “will”, “should”, “expect”, “anticipate”, “estimate”, “continue”, “plans”, “intends”, or other similar terminology. Although we believe that the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated by the forward-looking statements. These risks and uncertainties are beyond our control and, in many cases, we cannot predict the risks and uncertainties that could cause our actual results to differ materially from those indicated by the forward-looking statements.

The forward-looking statements are made as of the date hereof, and we disclaim any intention or obligation to update or revise any forward-looking statements or to update the reasons why the actual results could differ materially from those projected in the forward-looking statements, whether as a result of new information, future events or otherwise.

Investors are cautioned to consider the following items when considering forward-looking statements. If any of these items actually occur, our business, results of operations, financial condition or cash flows could be materially adversely affected. Such matters involve risks and uncertainties that include, without limitation, the following:

•       Changes in business relationships with and purchases by or from major customers or suppliers, including delays or cancellations in shipments;

•       Demand for and market acceptance of new and existing products;

•       Competitive market conditions and resulting effects on sales and pricing;

•       Increases in raw material costs that cannot be recovered in product pricing due to customer driven pricing pressures;

•       Changes in volumes and the mix of products sold;

•       The timing and extent of product development costs;

•       Global economic factors, including difficulties entering new markets and general economic conditions such as interest rates;

•       Reliance on major customers, if a major customer were lost or if production levels for such customers was significantly reduced, the impact could be a material adverse effect on existing and future net sales and net income;

•       Exposure to product liability claims from customers and consumers in the event that our products fail to perform to specifications or result in personal injury or death;

•       Work stoppages and other labor matters;

•       The inability to obtain sufficient working capital to fund operations;

•       Changes in environmental laws and other regulations;

Available Information

The Company maintains a website on the Internet at www.wmco.com. The Company makes available free of charge through its website, by way of a hyperlink to a third-party SEC filing website, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13 (a) or 15 (d) of the Exchange Act. Such information is available as soon as such reports are filed with the SEC. The information on our website is not part of this report.

Item 2.   Properties

We own a 120,000 square feet manufacturing facility and office building in Portland, Oregon. We believe the Portland facility is adequate for our existing needs and the needs for the foreseeable future. This manufacturing facility is equipped with the machinery and equipment necessary to manufacture and assemble our products. We believe that this facility has been maintained adequately

Item 3.   Legal Proceedings

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

On October 1, 2004, the Company was named as a co-defendant in a product liability case (Cuesta v. Ford, et al, District Court for Bryant, Oklahoma) that seeks class action status. The complaint seeks an unspecified amount of damages on behalf of the class. The Company believes the claims to be without merit and intends to vigorously defend this action. There can be no assurance, however, that the outcome of the lawsuit will be favorable to the Company or will not have a material adverse effect on the Company’s business, consolidated financial condition and results of operations. In addition, the Company may be forced to incur substantial litigation expenses in defending this litigation.

On May 12, 2003, Ronald Ziegler, the Company’s former president and chief executive officer, filed suit against the Company, American Industrial Partners, L.P.; American Industrial Partners Fund III, L.P., and American Industrial Partners Fund III Corporation in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida. In the suit, Mr. Ziegler alleges that the Company breached an “oral agreement” with Mr. Ziegler to pay him additional compensation, including a bonus of “at least” $500 for certain tasks performed by Mr. Ziegler while he was the Company’s president and chief executive officer and seeks additional compensation to which he claims he is entitled. The Company disputes the existence of any agreement with or liability to Mr. Ziegler, and is vigorously defending this action.

Item 4.   Submission of Matters to a Vote of Security Holders

On September 16, 2004 we began a solicitation of consents from our shareholders to amend the rights of the Series A-1 and B Preferred Shares of the Company, and to eliminate the authority of our board of directors to issue additional shares of preferred stock in the future without the consent of the shareholders. These amendments were required in order to complete the recapitalization described above. See “Financial Recapitalization”. Sufficient consents were received from the holders of all classes of the Company’s stock to make the required amendments by September 30, 2004.

Part II

Item 5.   Market for Registrant’s Common Equity and Related Stockholder Matters

Our common stock is quoted on the over the counter bulletin board (“OTC Bulletin Board”) under the symbol “WMCO.”

The range of high and low bid-closing quotations for our common stock for each fiscal quarter for the past two fiscal years is as follows:

	2004
Quarter Ended	High	Low
December 31, 2003	$0.85	$0.53
March 31, 2004	$0.81	$0.64
June 30, 2004	$0.95	$0.70
September 30, 2004	$1.00	$0.57
	2003
Quarter Ended	High	Low
December 31, 2002	$0.40	$0.25
March 31, 2003	$0.51	$0.27
June 30, 2003	$0.51	$0.38
September 30, 2003	$0.62	$0.39

There were 472 record holders of our common stock as of December 6, 2004. We have never paid a dividend with respect to our common stock and have no plans to pay a dividend on our common stock in the foreseeable future.

Item 6.   Selected Financial Data (Dollars in thousands—except per share amounts)

	Year ended September 30
Consolidated Statement of Operations Data:	2004(1)	2003(2)(3)	2002(4)	2001(5)	2000(6)
Net sales from continuing operations	$58,050	$51,302	$51,917	$55,082	$67,725
Net income (loss) from continuing operations	(3,880)	1,044	(2,198)	(9,602)	(16,744)
Net income (loss)	(4,058)	936	(961)	(9,602)	(16,744)
Loss from continuing operations per common share—basic	(0.18)	(0.05)	(0.14)	(0.54)	(0.88)
Loss from continuing operations per common share—diluted	(0.18)	(0.05)	(0.14)	(0.54)	(0.88)
Net loss per common share—basic	(0.19)	(0.05)	(0.08)	(0.54)	(0.88)
Net loss per common share—diluted	(0.19)	(0.05)	(0.08)	(0.54)	(0.88)
Cash dividends per common share	—	—	—	—	—

	September 30
Consolidated Balance Sheet Data:	2004(1)	2003(2)(3)	2002(4)	2001(5)	2000(6)
Current Assets	$17,282	$18,684	$15,157	$14,178	$20,561
Current Liabilities	13,747	17,481	16,266	33,710	40,279
Working Capital (deficit)	3,535	1,203	(1,109)	(19,532)	(19,718)
Total Assets	31,125	24,907	26,322	29,339	49,149
Long Term Liabilities	24,413	24,569	9,915	6,337	7,826
Redeemable Preferred Stock	—	—	13,109	—	—
Shareholder’s Equity (deficit)	(7,035)	(17,143)	(12,968)	(10,708)	1,044

Note:   The above amounts reflect the Automotive Accessories and Agricultural Equipment segments and NESC as discontinued operations.

(1)    The 2004 data includes a loss on extinguishment of debt of $19,770, a loss of $178 from discontinued operations, a gain of $209 from the settlement of a sales tax obligation of Aptek and a $210 gain from the extinguishment of old outstanding accounts payable balances of various insolvent subsidiaries. See Notes 7, 15 and 18 of Notes to Consolidated Financial Statements.

(2)    The 2003 data includes a gain on a settlement with a customer of $951 and a net loss of $108 from discontinued operations. See Notes 7 and 18 of Notes to Consolidated Financial Statements.

(3)    In 2003, the Company adopted Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (SFAS No. 150). In accordance with SFAS No. 150, the redeemable preferred stock of $16,072 at September 30, 2003 is included in long-term liabilities. In addition, dividends and accretion on redeemable preferred stock is classified as interest expense since July 1, 2003 in the consolidated statement of operations data.

(4)    The 2002 data includes losses on impairment of investment in Ajay, Inc. of $3,565, a net gain of $1,237 from discontinued operations, and a reduction in interest expense of $720. See Notes 5, 7 and 18 of Notes to Consolidated Financial Statements

(5)    The 2001 data includes losses on impairment of assets related to the Company’s ProActive Pedal and PPT operations of $4,366 and $1,796, respectively. Also included in the 2001 data were gains on sale of land and buildings at Aptek and sale of GeoFocus of $1,837 and $2,486, respectively.

(6)    The 2000 data includes recognition of $5,044 expense for equity interest in loss of affiliate. The 2000 data also includes a $6,896 expense for a valuation allowance for previously recognized deferred income tax assets, which may no longer be realizable due to management’s assessment of their ultimate realizability.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations (Dollars in thousands—except per share amounts)

This section summarizes the significant factors affecting our consolidated operating results, financial condition and liquidity position for the three year period ended September 30, 2004. This section should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this document. Statements in this report that relate to future results and events are based on our current expectations. Actual results in future periods may differ materially from those currently expected or desired because of a number of risks and uncertainties. For a discussion of factors affecting our business, see “Item 1—Business” in this Annual Report on Form 10-K.

Overview

We primarily design, produce and sell electronic throttle control systems for heavy trucks and busses. We have a significant portion of the United States market for these products and a lesser portion of the international markets for the same products. We also manufacture pneumatic and hydraulic control systems for the diesel heavy truck, transit bus and off-highway vehicles market. Many of the customers for pneumatic and hydraulic control systems are the same customers as for our diesel heavy truck and transit bus electronic throttle control systems.

Until September 30, 2003, we also produced a product line of electronic throttle controls for passenger car and light trucks. We completed the sale of the assets related to these product lines on September 30, 2003. During 2003, net sales of passenger car and light truck electronic throttle controls constituted approximately 9% of our total revenues. Following the sale of assets related to the passenger car and light truck product lines, all of our products are produced in our Portland, Oregon facility.

Demand for our electronic throttle control devices and pneumatic and hydraulic control systems generally follow the economic cycles for heavy truck and transit bus manufacturing and sales. While we believe we are the leader in the market for electronic throttle control systems for heavy trucks and transit busses manufactured in the U.S., the markets for our products are highly competitive in the U.S. and even more competitive in the international markets. Certain of our competitors are suppliers with substantial financial resources and significant technological capabilities. Major areas of focus of management of the Company are working closely with our existing and potential customers to design and develop new products and adapt existing products to new applications, and improving the performance, reliability and cost-effectiveness of our products.

The demand for electronic throttle control systems is expanding into countries, primarily outside of North America and Europe, that have not converted heavy truck and bus vehicles to electronic throttle controls and further into off-highway vehicles. The initial electronic throttle control conversion for off-highway vehicles has been in the larger vehicles. Demand for electronic throttle controls will depend, in part, on how quickly manufacturers proceed with ongoing engine modifications that will require such systems.

Results of Operations

Financial Summary
(Dollars in Thousands)

	2004	2003	2002	2003 to 2004	2002 to 2003
Net sales	$58,050	$51,302	$51,917	13.2%	-1.2%
Cost of sales	39,234	40,326	37,370	-2.7%	7.9%
Gross margin	18,816	10,976	14,547	71.4%	-24.5%
Research and development	3,042	3,575	3,549	-14.9%	0.7%
Selling	1,192	1,367	1,252	-12.8%	9.2%
Administration	4,864	5,199	6,682	-6.4%	-22.2%
Gain on settlement with customer	—	(951)	—	NM	NM
Loss on impairment of investment—Ajay	—	—	3,565	NM	NM
Operating income (loss) from continuing operations	$9,718	$1,786	$(501)
Expenses as a percentage of net sales:
Cost of sales	67.6%	78.6%	72.0%
Gross margin	32.4%	21.4%	28.0%
Research and development	5.2%	7.0%	6.8%
Selling	2.1%	2.7%	2.4%
Administration	8.4%	10.1%	12.9%
Operating income (loss) from continuing operations	16.7%	3.5%	-1.0%

NM—not meaningful

Comparative Years Ended September 30, 2004, 2003 and 2002

				Percent Change
For the Year Ended September 30:	2004	2003	2002	2003 to 2004	2002 to 2003
Net sales	$58,050	$51,302	$51,917	13.2%	-1.2%

Net sales increased $6,748, or 13.2%, for the year ended September 30, 2004 compared to the year ended September 30, 2003. The net increase is a combination of an $11,356 increase in sales to our heavy truck and transit bus customers offset by a $4,608 sales decline related to our passenger car and light truck product lines, which were sold on September 30, 2003. The 24.3% increase in net sales to our heavy truck and transit bus customers is due to increased sales volumes resulting from increases in truck production volumes and the addition in fiscal 2004 of a new customer in the heavy truck product line. We expect electronic throttle controls sales will increase in line with changes in truck production volumes in the various geographic markets in which we serve, however competitive pricing may reduce per unit pricing. For the year ended September 30, 2004, all of the net sales were from sales to our heavy truck and transit bus customers.

Net sales decreased $615, or 1.2%, for the year ended September 30, 2003 compared to the year ended September 30, 2002. Increases in sales volumes of our electronic throttle control systems to our heavy truck and transit bus customers were offset by lower sales volumes for our passenger car and light truck product lines. Net sales to our heavy truck and transit bus customers in fiscal 2003 increased $993, or 2.2%, compared to fiscal 2002. This increase was offset by a decrease in overall net sales of electronic throttle controls to our passenger car and light truck customers of $1,608, or 25.9%.

				Percent Change
For the Year Ended September 30:	2004	2003	2002	2003 to 2004	2002 to 2003
Gross margin	$18,816	$10,976	$14,547	71.4%	-24.5%

Gross margin was $18,816, or 32.4%, of net sales in fiscal 2004, an increase of $7,840 compared to the gross margin of $10,976, or 21.4% of net sales in fiscal 2003. Included in gross margin for fiscal 2003 were negative gross margins of $2,155 from our passenger car and light truck product lines, which were sold on September 30, 2003.

Electronic throttle, pneumatic and hydraulic control systems for heavy truck and transit busses gross margin increased $5,935 to 32.9% of net sales during fiscal 2004 from 28.2% of net sales during the comparable period in fiscal 2003. The overall increase in gross margin during fiscal 2004 is primarily driven by a 24.3% increase in sales of electronic throttle, pneumatic and hydraulic control systems to heavy truck and transit bus customers and reductions in per unit labor and overhead costs. Labor costs as a percentage of sales improved between periods mostly due to production process improvements and the absence of inefficiencies caused by the strike of our union employees during fiscal 2003. The strike of our union employees was resolved in August 2003. Overhead expenses remained constant between periods; however, they decreased as a percentage of sales.

Included in gross margin for heavy truck and transit busses during fiscal 2004 is an increase in cost of sales of $322 related to product warranty issues with one customer. In fiscal 2003, the Company recorded $1,321 in costs of sales for product warranty issues with this same customer. The campaign associated with this customer is scheduled to conclude in December 2004, and as such, the Company believes any remaining warranty costs to be incurred with this campaign are minimal.

Gross margin decreased $3,571 to $10,976, or 21.4% of sales in fiscal 2003 compared to gross margin of $14,547, or 28.0% of sales in fiscal 2002. The decline in gross margin resulted from a combination of higher warranty costs for heavy truck and transit busses electronic throttle control systems and start up problems related to several of our passenger car and light truck contracts.

Gross margins as a percentage of sales for heavy trucks and transit busses, which accounted for 91% of net sales during the year ended September 30, 2003, showed a decrease of $1,752 from 32.6% of net sales for fiscal 2002 compared to 28.2% of net sales during fiscal 2003. The decrease in gross margin for heavy trucks and transit busses is primarily attributable to the Company recording a $1,321 warranty charge to cost of sales related to product issues with one customer. This decrease is partially offset by the Company recording a $198 reduction in cost of sales related to its assessment of the remaining obligation for a product recall identified in fiscal 2001. The Company also recorded a $163 reduction in cost of sales in 2003 related to the settlement of accounts payable related to this warranty product recall as described in Note 7 in the Notes to Consolidated Financial Statements. In addition, the Company recorded a $320 reduction in benefit obligation for the Post Retirement Plan in 2003, as discussed in Note 11 in the Notes to Consolidated Financial Statements. Included in cost of sales for the year ended September 30, 2002 is a $200 reduction in a previously provided product warranty recall reserve.

In addition to the decrease in gross margins in fiscal 2003 for heavy trucks and transit busses, the passenger car and light truck electronic throttle control system sales also showed a decrease in gross margin. Passenger car and light truck electronic throttle control system sales, which accounted for 9% of net sales during fiscal 2003, had negative gross margins in fiscal 2003 of 46.8% of net sales compared to positive margin of 3.6% of net sales during fiscal 2002. The resulting negative margin for passenger car and light truck electronic throttle control systems in fiscal 2003 is primarily due to an increase in direct material costs, scrap, labor costs due to start-up problems associated with numerous contracts and the elimination of sales for the Dodge Viper program. In addition, the Company recorded a $225 warranty charge to cost of sales in fiscal 2003 related to higher than anticipated warranty claims with one customer.

				Percent Change
For the Year Ended September 30:	2004	2003	2002	2003 to 2004	2002 to 2003
Research and development	$3,042	$3,575	$3,549	-14.9%	0.7%

Research and development expenses decreased $533, or 14.9%, for the year ended September 30, 2004 compared to the year ended September 30, 2003. The decrease in research and development spending is primarily attributable to a reduction of $1,383 of research and development expenses associated with our passenger car and light truck product lines, which were sold on September 30, 2003, as discussed in Note 17 in the Notes to Consolidated Financial Statements. This reduction is offset by an $850 increase in research and development expenses in our heavy truck and transit bus product lines. This increase is attributable to an increase in overall personnel and project expenses for new electronic throttle control and adjustable pedal designs. The Company’s research and development expenditures will fluctuate based on the products under development at any given point in time, however, overall we expect research and development expenses for our heavy truck and transit bus product lines to increase over fiscal 2004 levels due to additional pedal design projects and sensor development efforts.

Research and development expenses remained constant for the year ended September 30, 2003 compared to the year ended September 30, 2002. Research and development expenses associated with our heavy truck and transit bus product lines increased $169 or 8.3%. This increase was offset by a $143 or 9.4% reduction in research and development expenses for our passenger car and light truck product lines.

				Percent Change
For the Year Ended September 30:	2004	2003	2002	2003 to 2004	2002 to 2003
Selling	$1,192	$1,367	$1,252	-12.8%	9.2%

Selling expenses decreased $175, or 12.8%, for the year ended September 30, 2004 compared to the year ended September 30, 2003. This decrease is mainly due to the sale of our passenger and light truck product lines, which accounted for $380 of total selling expenses for fiscal 2003. This decrease was offset by an increase in selling expenses of $205 for our heavy truck and transit bus product lines, which was due to an increase in wages and increases in travel expenses to our European and Asian customers. We expect to continue to incur increased travel expenses associated with our foreign customers.

Selling expenses increased $115 or 9.2% for fiscal 2003 compared to the comparable period in 2002. The increase in selling expenses is mainly due to an increase in spending for heavy truck and transit bus product lines, which increased $208 or 26.7% for the year ended September 30, 2003 compared to the year ended September 30, 2002.

				Percent Change
For the Year Ended September 30:	2004	2003	2002	2003 to 2004	2002 to 2003
Administration	$4,864	$5,199	$6,682	-6.4%	-22.2%

Administration expenses decreased $335, or 6.4%, for the year ended September 30, 2004 compared to the year ended September 30, 2003. Included in administrative expenses in fiscal 2003 were expenses of $1,331 from our passenger car and light truck product lines, which were sold on September 30, 2003. Excluding the expenses associated with our passenger car and light truck product lines, the increase in administration expense is primarily a result of recording an environmental accrual of $950 in fiscal 2004, as discussed in Note 13 in the Notes to Consolidated Financial Statements. In addition, there were increases in legal and professional expenses for employee matters of $135 and an increase of approximately $70 in information technology expenses in fiscal 2004 compared to the same period in fiscal 2003. The Company also recorded a $209 gain during fiscal 2004 from the settlement of a sales tax obligation of Aptek as discussed in Note 7 in the Notes to Consolidated Financial Statements.

Administration expenses for the year ended September 30, 2003 of $5,199 were lower than the $6,682 for the same fiscal period in 2002, a reduction of $1,483 or 22.2%. This decrease is primarily due to significant reductions in officer’s salaries and legal expenses of $1,292. These reductions are attributable to our improved financial condition and due to the completion of the fiscal 2002 recapitalization transaction, which is discussed in Note 15 in the Notes to Consolidated Financial Statements. In addition, a fee of $250 to a former investment advisor is included in administration expense in fiscal 2002. During the year ended September 30, 2002, the Company also entered into a settlement with the Department of Labor regarding certain of its employee benefit plans. As part of this settlement, the Company recorded $170 in expenses related to the Company’s ESOP Plan. The recording of this expense is part of the overall decrease of administrative expenses from fiscal 2002 to fiscal 2003. Administrative expenses also decreased approximately $330, or 19.9%, during fiscal 2003 because of a reduction in personnel and other expenses for our passenger car and light truck product lines.

				Percent Change
For the Year Ended September 30:	2004	2003	2002	2003 to 2004	2002 to 2003
Gain on settlement with customer	$—	$(951)	$—	NM	NM

In the second quarter of fiscal 2003, the Company reached a settlement with a prior customer on a cancelled supply contract. Under the terms of the settlement, the Company received $900 and a waiver of an accounts payable obligation of $51 with one vendor. Based on this obligation being waived, this amount is included in the overall gain recognized from this settlement. The entire gain of $951 is reflected as a separate line “Gain from settlement with customer” within operating expenses of the consolidated statements of operations for the year ended September 30, 2003.

				Percent Change
For the Year Ended September 30:	2004	2003	2002	2003 to 2004	2002 to 2003
Loss on impairment of investment—Ajay	$—	$—	$3,565	NM	NM

The Company recorded an impairment loss of $3,565 related to its investment in and note receivable from Ajay in the second quarter of fiscal year 2002. This impairment loss was recorded based on the Company evaluating the realization of its investment in and note receivable from Ajay and determining through this assessment that the Company’s interests had been impaired. This amount has been reflected as a separate line “Loss on impairment of investment—Ajay” within operating expenses of the consolidated statements of operations for the year ended September 30, 2002.

				Percent Change
For the Year Ended September 30:	2004	2003	2002	2003 to 2004	2002 to 2003
Interest expenses, net	$3,314	$1,229	$1,638	169.7%	-25.0%

Interest expense on debt decreased $451, or 86.2%, to $72 for the year ended September 30, 2004 compared to $523 in fiscal 2003. This reduction is primarily the result of reduced debt levels resulting from cash proceeds received from the sale of our passenger car and light truck product lines on September 30, 2003. Due to the fiscal 2004 recapitalization transaction discussed in Note 15 in the Notes to Consolidated Financial Statements, we expect interest expense on debt to increase in future periods due to increased debt levels effective September 30, 2004.

Interest expense on debt decreased $1,115, or 68.1%, to $523 for the year ended September 30, 2003 from $1,638 in fiscal 2002, however fiscal 2002 included the impact of the gain on settlement of interest payable in fiscal 2002 of $720 as discussed in Note 7 in the Notes to Consolidated Financial Statements. The reduction in interest expense on debt is the result of overall reduced interest rates and reduced debt levels resulting from the receipt of cash proceeds associated with the 2002 recapitalization transaction discussed in Note 15 in the Notes to Consolidated Financial Statements.

Interest expense on Series B Preferred Stock relates to dividends accrued on the Series B Preferred Stock and the related accretion. Based on the guidelines of Statement of Financial Accounting Standards No. 150 (SFAS No. 150), beginning in the fourth quarter of fiscal 2003 the Company recorded all accrued dividends associated with the Series B Preferred Stock as a component of interest expense. Prior to the fourth quarter of fiscal 2003, all accrued dividends on the Series B Preferred Stock were recorded as a component of net loss allocable to common shareholders. Interest expense on Series B Preferred Stock for the year ended September 30, 2004 was $3,245 compared to $731 for the fourth quarter of fiscal 2003. Due to the fiscal 2004 recapitalization transaction discussed in Note 15 in the Notes to Consolidated Financial Statements, the Company will no longer record interest expense on Series B Preferred Stock after fiscal 2004.

				Percent Change
For the Year Ended September 30:	2004	2003	2002	2003 to 2004	2002 to 2003
Other (income) expense, net	$(221)	$(182)	$190	NM	NM

Other income was $221 in fiscal 2004 compared to income of $182 in fiscal 2003. Other income in fiscal 2004 primarily consisted of a $210 gain from the extinguishment of old outstanding accounts payable balances of various insolvent subsidiaries as discussed in Note 7. Other income was $182 in fiscal 2003 and consisted primarily of a $100 gain from the release of escrow funds related to the sale of GeoFocus as described in Note 20 in the Notes to Consolidated Financial Statements. The $190 of other expenses in fiscal 2002 relates to costs from the exchange of Series A-1 Preferred Stock for Series A Preferred Stock.

				Percent Change
For the Year Ended September 30:	2004	2003	2002	2003 to 2004	2002 to 2003
Loss on extinguishment of debt	$19,770	$—	$—	NM	NM

During the fourth quarter of fiscal 2004 upon redemption of the 98,114 shares of Series B Preferred Stock and conversion of the remaining Series B Preferred Stock into common stock, the Company recorded a $19,770 loss on extinguishment of debt. The loss on extinguishment of Series B Preferred Stock consists of the write-off of the remaining un-amortized capitalized Series B fees incurred in the fiscal 2002 recapitalization, the accrual of up to three years of dividends for Series B Preferred Stock shareholders as required under the original agreement with the Series B Preferred Stock shareholders, a conversion premium, the write-off of the remaining un-amortized capitalized loan fees with Wells, the net value of the of the put/call option agreement described in Note 15 in the Notes to Consolidated Financial Statements, and fees and expenses associated with the fiscal 2004 recapitalization transaction. The loss on extinguishment of debt has been recorded in other (income) expenses in the accompanying Consolidated Statements of Operations for the year ended September 30, 2004.

				Percent Change
For the Year Ended September 30:	2004	2003	2002	2003 to 2004	2002 to 2003
Income tax benefit	$9,265	$305	$131	NM	NM

The Company is currently in a net operating loss carry-forward position. Federal net operating losses are subject to provisions of the Internal Revenue Code, which potentially restrict the utilization of this type of tax attribute in the event of an “ownership change” (as defined in the Internal Revenue Code Section 382). Changes in ownership associated with the recapitalization transactions discussed in Note 15 in the Notes to Consolidated Financial Statements, coupled with other future changes in ownership, may significantly defer the utilization of net operating loss carry forwards in the future. The Company does not believe an ownership change has occurred as of September 30, 2004.

In fiscal 2004, the Company recorded an income tax benefit from continuing operations of $9,265, which primarily consisted of the reversal of the valuation allowance on certain deferred tax assets as discussed in Note 12 in the Notes to Consolidated Financial Statements. A tax benefit of $305 was recorded in the year ended September 30, 2003, which is primarily attributable to a refund from the federal 1998 tax return. During July 2002, the Company received a refund of $276 on federal income taxes from the 1996 fiscal year and reflected this amount as an income tax benefit in fiscal 2002. This amount was offset by payments made for certain state taxes during 2002. The refunds in fiscal 2003 and 2002 were due to a recent change in the tax law, which allowed the Company to carry back certain net operating losses five years as opposed to two.

				Percent Change
For the Year Ended September 30:	2004	2003	2002	2003 to 2004	2002 to 2003
Discontinued operations, net of tax	$178	$108	$(1,237)	NM	NM

During the second quarter of fiscal 2004, the Company sold the assets of its NESC operations. The Company recorded a total loss of $113 from the sale of discontinued operations based on the difference between the proceeds received and the recorded book value of assets sold at the date of the sale. In addition, a loss of $65 from the operations of NESC was recorded in discontinued operations for the year ended September 30, 2004. For the year ended September 30, 2003 and 2002, the Company recorded a loss in discontinued operations of $228 and $147, respectively, from the operations of NESC. Refer to Note 18 in the Notes to Consolidated Financial Statements for further discussion.

During the second quarter of fiscal 2003, the Company settled a lease obligation of its previously discontinued Kenco Williams business. A gain of $120 resulted from this settlement, which has been recorded in discontinued operations for the year ended September 30, 2003 on the accompanying consolidated statements of operations.

As of September 30, 2001, the Company had recorded obligations on its consolidated balance sheet of $1,216 related to the discontinued Agricultural Equipment segment. The $1,216 was comprised of a $417 mortgage payable on a building of the Agricultural Equipment segment and an additional obligation to a former owner of $799. The building’s carrying value was $0 at September 30, 2001. During fiscal 2002 the mortgage holder sold the building at auction for approximately the mortgage value and completely and fully released the Company from the mortgage. The Company recognized a gain from discontinued operations of $417 related to the satisfaction of the mortgage. Since the estimated fair value of the building was equal to or greater than the debt, the gain was recorded as a gain on sale of building from discontinued operations. Additionally, in fiscal 2002, the Company satisfied the obligation to the prior owner by transferring to the prior owner all remaining machinery and equipment and inventory, with a carrying value of $0, for a complete release of the $799 obligation. The Company recognized a gain from discontinued operations of $799 related to the satisfaction of the obligation. The gain was recorded as a gain from discontinued operations. The Company also recognized a net gain of $168 in the fourth quarter of fiscal 2002 related to the settlement of other obligations of the discontinued Agricultural Equipment segment.

Financial Condition, Liquidity and Capital Resources

Cash generated from continuing operations was $5,560 for the year ended September 30, 2004; an increase of $2,546 over the cash generated from operations of $3,014 for the year ended September 30, 2003. Cash flows from operations included a net loss of $4,058, a non-cash reduction from continuing operations of $9,467 for reduction of the valuation allowance on our deferred tax assets at September 30, 2004, and a non-cash increase from continuing operations of $19,770 for the loss on extinguishment of debt. As a result of the fiscal 2004 recapitalization transaction, which is discussed in Note 15 in the Notes to Consolidated Financial Statements, all outstanding Series B Preferred Stock and the associated accrued dividends have been either redeemed or converted into common stock. The Company recorded a one-time loss on extinguishment of debt and will no longer record dividends and accretion associated with the Series B Preferred Stock.

Cash flows from continuing operations were reduced for the year ended September 30, 2004 due to warranty payments exceeding warranty accruals by $1,039, which was almost entirely due to payments to one customer for a warranty claim that was in excess of normal warranty as discussed in Note 2 in the Notes to Consolidated Financial Statements. In future periods, we expect warranty payments to be more consistent with warranty accruals. For the year ended September 30, 2003, warranty payments were $1,139 lower than warranty accruals, primarily due to the recording of accruals associated with the one customer described above and in Note 2 in the Notes to Consolidated Financial Statements. Additionally, the Company made required contributions of $2,499 to its pension plans during fiscal 2004 compared to $1,424 in fiscal 2003.

We believe we will continue to generate positive cash flow from continuing operations due to our improved financial condition and elimination of our passenger car and light truck product lines, which were sold on September 30, 2003. These product lines generated negative gross margins in fiscal 2003. We expect operating expenses to remain more consistent with the amounts incurred in fiscal 2004 compared to fiscal 2003 due to the sale of the passenger car and light truck product lines.

Cash provided by investing activities was $4,977 for the year ended September 30, 2004 and was comprised of $6,010 of net proceeds from the sale of our passenger car and light truck product lines offset by $1,046 of purchases of property, plant and equipment. This compared to purchases of property, plant and equipment of $1,285 for the year ended September 30, 2003. Excluding the net proceeds from the sale of our passenger car and light truck product lines, we expect our cash use for investing activities to increase in future periods as we continue to make purchases of capital equipment. We currently anticipate spending approximately $2,900 in capital expenditures for the year ended September 30, 2005.

Cash used in financing activities was $8,156 for the year ended September 30, 2004 compared to cash used in financing activities of $2,483 for the year ended September 30, 2003. In fiscal 2004, net payments on debt and capital lease obligations were $4,977, which primarily relates to the payoff or our revolving credit facility and term loans with our prior lender Wells Fargo Credit, Inc. The Company received $20,011 of proceeds from the issuance of new debt with Merrill Lynch and incurred $568 of financing costs related to this new debt as discussed in Note 8 in the Notes to Consolidated Financial Statements. The Company paid $26,436, which includes $2,995 of current year accrued dividends, for the redemption of certain Series B Preferred Stock as discussed in Note 15 in the Notes to Consolidated Financial Statements from the proceeds of the issuance of the Merrill Lynch financing and available cash on hand. In addition, we paid $1,413 of Series A-1 Preferred Stock dividends during the first quarter of fiscal 2004. During the second quarter of fiscal 2004, the Company received proceeds of $2,092 related to the issuance of common stock from the exercise of warrants as discussed in Note 8 in the Notes to Consolidated Financial Statements. As discussed in Note 19 in the Notes to Consolidated Financial Statements, the Company received proceeds of $162 from the issuance of common stock to certain employees during the third quarter of fiscal 2004. In fiscal 2003, net payments on debt and capital lease obligations were $2,646 and included the prepayment of $2,139 of subordinated debt. Fiscal 2003 also included $119 of financing costs related to the fiscal 2002 recapitalization and $73 from the redemption of Series A Preferred Stock. These net payments in 2003 were partially offset by proceeds from the issuance of additional Series B Preferred Stock of $355.

At September 30, 2004, our contractual obligations consisted of bank debt, capital leases obligations, and operating lease commitments. We do not have any material letters of credit, purchase commitments, or debt guarantees outstanding at September 30, 2004. Maturities of these contractual obligations consist of the following:

	Payments Due for the Periods ending September 30,
	2005	2006	2007	2008	2009	Total
Term loan	$3,400	$3,400	$3,400	$3,400	$3,400	$17,000
Revolver	—	—	—	—	3,011	3,011
Capital leases	54	29	—	—	—	83
Operating leases	53	36	16	—	—	105
	$3,507	$3,465	$3,416	$3,400	$6,411	$20,199

As discussed in Note 9 and 11 in theNotes to Consolidated Financial Statements, the Company has net obligations at September 30, 2004 related to its pension plans and post retirement medical plan of $5,360 and $3,320, respectively. Due to a change in legislation regarding funding of pension plans, cash payments to fund our pension obligations are expected to decrease in future periods compared to the amounts funded over the last several years. The Company funded $2,499 to its pension plans in fiscal 2004; however, we expect to make payments of $1,240 in fiscal 2005. We had $4,989 available under our revolving credit facility with Merrill Lynch at September 30, 2004 plus cash and cash equivalents at September 30, 2004 of $2,482, and we believe this availability along with cash provided by operations will be sufficient to meet our working capital needs on a short-term and long-term basis.

Included in the accompanying consolidated balance sheet is approximately $1,386 of old accounts payable related to closed insolvent subsidiaries of the Company. In accordance with SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, a debtor can only relieve itself of a liability if it has been extinguished. Accordingly, a liability is considered extinguished if (a) the debtor pays the creditor and is relieved of its obligation for the liability or (b) the debtor is legally released from being the primary obligor under the liability, either judicially or by the creditor. During the fourth quarter of fiscal 2004, the Company was judicially released from and reversed $210 of old accounts payable related to closed insolvent subsidiaries of the Company resulting in a gain, which has been recorded in other (income) expense in the accompanying Consolidated Statements of Operations. The Company expects to reverse amounts in future periods based on the recognition of the liabilities being judicially released in accordance with SFAS No. 140 of $60 in fiscal 2005; $561 in fiscal 2006; $731 in fiscal 2007; and $34 in fiscal 2010.

Critical Accounting Policies

In response to the SEC’s Release No. 33-8040, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies,” we have identified the most critical accounting principles upon which our financial status depends. We have determined the critical principles considering accounting policies that involve the most complex decisions or assessments. Our critical accounting policies are as follows:

Revenue recognition:

•       Revenue is recognized at the time of product shipment or delivery, depending on when title and risk of loss transfers to customers, and when all of the following have occurred: a firm sales agreement is in place, pricing is fixed or determinable, and collection is reasonably assured. Revenues are reported net of estimated returns, rebates and customer discounts. Discounts and rebates are recorded during the period they are earned by the customer.

Warranty:

•       We provide a warranty covering defects arising from products sold. The product warranty reserve is based on a percentage of product sales and is more specifically based on historical return rates of products and amounts for significant and specific warranty issues. The warranty is limited to a specified time period, mileage or hours of use, and varies by product and application. The Company has provided a reserve, which in the opinion of management is adequate to cover such warranty costs. While we believe our estimates are reasonable, they are subject to change and such change could be material.

Environmental:

•       We must make estimates of the costs of investigation and remediation for certain soil and groundwater contaminants at our Portland, Oregon facility. The ultimate costs to the Company for the investigation, remediation and monitoring of this site cannot be predicted with certainty due to the often unknown magnitude of the pollution or the necessary cleanup, the varying costs of alternative cleanup methods, the amount of time necessary to accomplish such cleanups and the evolving nature of cleanup technologies and governmental regulations. The Company has recognized a liability for environmental remediation costs for this site in an amount that it believes is probable and reasonably estimable. When one estimate within the range of estimated costs is higher than another, the Company accrues that amount; otherwise the minimum amount in the range is accrued. In making these judgments and assumptions, the Company considers, among other things, the activity to-date at the site and information obtained through consultation with applicable regulatory authorities and third party consultants and contractors. The Company regularly monitors its exposure to environmental loss contingencies. As additional information becomes known, it is at least reasonably possible that a change in the estimated liability accrual will occur in the near future.

Pensions and Post-retirement Benefit Obligations:

•       In calculating our obligations and expense for pensions and post-retirement benefits, we are required to select certain actuarial assumptions. These assumptions include a discount rate, expected long-term rate of return on plan assets and rates of increase in compensation and healthcare costs. Our assumptions are determined based on current market conditions, historical information and consultation with and input from our actuaries. Changes in interest rates and market performance could have a significant impact on our pension expense and future payments.

Accounting for Income Taxes:

•       For each jurisdiction that we operate in, we are required to estimate our current tax expense together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We must also assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, a valuation allowance is established. Our income tax provision on the consolidated statement of operations is impacted by changes in the valuation allowance. This process is complex and involves significant management judgment in determining our provision for income taxes, deferred tax assets and liabilities and any valuation allowances recorded against our net deferred tax assets.

Recently Adopted Accounting Standards

In December 2003, the FASB issued SFAS No. 132R, “Employers’ Disclosures about Pensions and Other Postretirement Benefits—an amendment of FASB Statements No. 87, 88, and 106,” which replaced SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” SFAS No. 132R retains the disclosure requirements of SFAS No. 132 and requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The disclosure requirements of SFAS No. 132R are generally effective for fiscal years ending after December 15, 2003. Disclosure of the estimated future benefit payments is effective for fiscal years ending after June 15, 2004. The interim period disclosures required by this Statement are effective for interim periods beginning after December 15, 2003. The Company has incorporated the required disclosures of SFAS No. 132R in Note 9 in the Notes to Consolidated Financial Statements. The adoption of SFAS No. 132R did not have an impact on the Company’s financial position, results of operations or cash flows.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and changes in the market value of investments. The Company’s primary market risk results from fluctuations in interest rates.

Interest Rate Risk:

•       The Company has a five-year revolving and term loan agreement with its primary lender Merrill Lynch.

•       As of September 30, 2004, the outstanding balances on the term loan and revolving loan were $17,000 and $3,011, respectively. The effective annual interest rate on the term loan was 8.00% compared to 7.50% for the revolving loan as of September 30, 2004. The Company does not believe that a hypothetical 10% change in end of the period interest rates or changes in future interest rates on these variable rate obligations would have a material effect on its financial position, results of operations, or cash flows. The Company has not hedged its exposure to interest rate fluctuations.

Foreign Currency Risk:

•       We sell our products to customers in the truck, transit bus and heavy equipment industries. For the fiscal years ended September 30, 2004 and 2003, the Company had foreign sales of approximately 33% and 31% of net sales, respectively. The Company does not believe that changes in future exchange rates would have a material effect on its financial position, results of operations, or cash flows as all of its foreign sales transactions are denominated in US dollars. As a result, the Company has not entered into forward exchange or option contracts for transactions to hedge against foreign currency risk.

Investment Risk:

•       The Company does not use derivative financial or commodity instruments. The Company’s financial instruments include cash and cash equivalents, accounts and notes receivable, accounts payable and long-term obligations. The Company’s cash and cash equivalents, accounts receivable and accounts payable balances are short-term in nature, and, thus, the Company believes they are not exposed to material investment risk.

Item 8.   Financial Statements and Supplementary Data

Williams Controls, Inc.

See pages 67-68 for Index to Exhibits

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors of
Williams Controls, Inc.:

We have audited the 2004, 2003 and 2002 consolidated financial statements of Williams Controls, Inc. and subsidiaries as listed in the accompanying index. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Williams Controls, Inc. and subsidiaries as of September 30, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three year period ended September 30, 2004 in conformity with U.S. generally accepted accounting principles.

In fiscal year 2003, the Company adopted Statement of Financial Accounting Standard No. 150, as discussed in Note 15 to the consolidated financial statements. In addition, as discussed in Note 7 to the consolidated financial statements, in fiscal year 2002, the Company adopted early application of Statement of Financial Accounting Standard No. 145.

/s/ KPMG LLP
KPMG LLP
Portland, Oregon,
December 3, 2004

Williams Controls, Inc.
Consolidated Balance Sheets
(Dollars in thousands, except per share information)

	September 30, 2004	September 30, 2003
ASSETS
Current Assets:
Cash and cash equivalents	$2,482	$101
Trade accounts receivable, less allowance of $20 and $24 in 2004 and 2003, respectively	8,193	7,015
Other accounts receivable	424	7,185
Inventories	3,777	4,053
Deferred income taxes	2,116	—
Prepaid expenses and other current assets	290	330
Total current assets	17,282	18,684
Property, plant, and equipment, net	5,402	5,647
Deferred income taxes	7,247	—
Other assets, net	1,194	576
Total assets	$31,125	$24,907
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$4,084	$4,027
Accrued expenses	4,969	6,698
Current portion of employee benefit obligations	1,240	2,098
Current portion of long-term debt and capital leases	3,454	4,658
Total current liabilities	13,747	17,481
Long-term Liabilities:
Long-term debt and capital lease obligations	16,640	402
Employee benefit obligations	7,440	8,095
Other long-term liabilities	333	—
Mandatory redeemable Convertible Series B Preferred Stock, net (0 and 153,550 issued and outstanding at September 30, 2004 and 2003, respectively)	—	16,072
Commitments and contingencies
Shareholders’ Deficit:
Preferred stock ($.01 par value, 50,000,000 authorized)
Series A-1 (0 and 77,550 issued and outstanding at September 30, 2004 and 2003, respectively)	—	1
Series A (0 and 150 issued and outstanding at September 30, 2004 and 2003, respectively)	—	—
Series C ($.01 par value, 100,000 authorized; 0 issued and outstanding at September 30, 2004 and 2003)	—	—
Common stock ($.01 par value, 50,000,000 authorized; 46,629,411 and 20,125,492 issued and outstanding at September 30, 2004 and 2003, respectively)	466	201
Additional paid-in capital	35,960	22,224
Accumulated deficit	(37,458)	(33,400)
Treasury stock (130,200 shares at September 30, 2004 and 2003, respectively)	(377)	(377)
Other comprehensive loss—Pension liability adjustment	(5,626)	(5,792)
Total shareholders’ deficit	(7,035)	(17,143)
Total liabilities and shareholders’ deficit	$31,125	$24,907

See accompanying notes to Consolidated Financial Statements.

Williams Controls, Inc.
Consolidated Statements of Shareholders’ Equity (Deficit)
(Dollars in thousands)

Issued Series A-1 Preferred Stock		Issued Series A Preferred Stock		Issued Common Stock		Additional Paid-in	Retained Earnings (Accumulated	Treasury	Note	Pension Liability	Shareholders’ Equity
Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit)	Stock	Receivable	Adjustment	(Deficit)

Balance, September 30, 2001	—	$—	78,400	$1	19,921,114	$199	$23,069	$(30,721)	$(377)	$(500)	$(2,379)	$(10,708)
Net loss	—	—	—	—	—	—	—	(961)	—	—	—	(961)
Common stock issued from conversion of preferred stock	—	—	(200)	—	7,408	—	—	—	—	—	—	—
Dividends on preferred stock and accretion for Series B preferred stock	—	—	—	—	—	—	—	(1,566)	—	—	—	(1,566)
Accrued dividends reclassified to preferred stock	—	—	—	—	—	—	1,413	—	—	—	—	1,413
Redemption of Series A preferred stock for Series A-1	77,550	1	(77,550)	(1)	—	—	(923)	923	—	—	—	—
Write off of note receivable	—	—	—	—	—	—	—	—	—	500	—	500
Change in pension liability adjustment	—	—	—	—	—	—	—	—	—	—	(1,646)	(1,646)
Balance, September 30, 2002	77,550	1	650	—	19,928,522	199	23,559	(32,325)	(377)	—	(4,025)	(12,968)
Net income	—	—	—	—	—	—	—	936	—	—	—	936
Dividends on preferred stock and accretion for Series B preferred stock	—	—	—	—	—	—	—	(2,011)	—	—	—	(2,011)
Accrued dividends reclassified to liabilities	—	—	—	—	—	—	(1,413)	—	—	—	—	(1,413)
Common stock issuance	—	—	—	—	196,970	2	128	—	—	—	—	130
Redemption of Series A preferred stock	—	—	(500)	—	—	—	(50)	—	—	—	—	(50)
Change in pension liability adjustment	—	—	—	—	—	—	—	—	—	—	(1,767)	(1,767)
Balance, September 30, 2003	77,550	1	150	—	20,125,492	201	22,224	(33,400)	(377)	—	(5,792)	(17,143)

See accompanying notes to Consolidated Financial Statements.

Williams Controls, Inc.
Consolidated Statements of Shareholders’ Equity (Deficit) (Continued)
(Dollars in thousands)

Issued Series A-1 Preferred Stock		Issued Series A Preferred Stock		Issued Common Stock		Additional Paid-in	Retained Earnings (Accumulated	Treasury	Note	Pension Liability	Shareholders’ Equity
Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit)	Stock	Receivable	Adjustment	(Deficit)

Net loss	—	—	—	—	—	—	—	(4,058)	—	—	—	(4,058)
Exercise of common stock warrants	—	—	—	—	2,677,017	27	2,065	—	—	—	—	2,092
Common stock issuance	—	—	—	—	216,667	2	160	—	—	—	—	162
Conversion of Series B preferred stock to common stock	—	—	—	—	11,761,495	118	11,644	—	—	—	—	11,762
Conversion of Series A-1 preferred stock to common stock	(77,550)	(1)	—	—	11,848,740	118	(118)	—	—	—	—	(1)
Redemption of Series A preferred stock	—	—	(150)	—	—	—	(15)	—	—	—	—	(15)
Change in pension liability adjustment (net of tax of $104)	—	—	—	—	—	—	—	—	—	—	166	166
Balance, September 30, 2004	—	$—	—	$—	46,629,411	$466	$35,960	$(37,458)	$(377)	$—	$(5,626)	$(7,035)

See accompanying notes to Consolidated Financial Statements.

Williams Controls, Inc.
Consolidated Statements of Operations
(Dollars in thousands, except share and per share information)

	For the year ended September 30,
	2004	2003	2002
Net sales	$58,050	$51,302	$51,917
Cost of sales	39,234	40,326	37,370
Gross margin	18,816	10,976	14,547
Operating expenses (income)
Research and development	3,042	3,575	3,549
Selling	1,192	1,367	1,252
Administration	4,864	5,199	6,682
Gain on settlement with customer	—	(951)	—
Loss on impairment of investment—Ajay	—	—	3,565
Total operating expenses	9,098	9,190	15,048
Operating income (loss) from continuing operations	9,718	1,786	(501)
Other (income) expenses:
Interest income	(3)	(25)	—
Interest expense—Debt	72	523	1,638
Interest expense—Series B Preferred Stock dividends and accretion	3,245	731	—
Loss on extinguishment of debt	19,770	—	—
Other (income) expense	(221)	(182)	190
Total other expenses	22,863	1,047	1,828
Income (loss) from continuing operations before income taxes	(13,145)	739	(2,329)
Income tax benefit	9,265	305	131
Net income (loss) from continuing operations	(3,880)	1,044	(2,198)
Discontinued operations:
Loss from operations of discontinued operations (net of tax benefit of $41 in 2004)	65	228	147
Loss from sale of discontinued operations (net of tax benefit of $70 in 2004)	113	—	—
(Gain) from settlement of obligations	—	(120)	(1,384)
Total discontinued operations	178	108	(1,237)
Net income (loss)	(4,058)	936	(961)
Adjustment for redemption of preferred stock—Series A to A-1	—	—	923
Preferred dividends and accretion for Series B Preferred Stock	—	(2,011)	(1,566)
Net (loss) allocable to common shareholders	$(4,058)	$(1,075)	$(1,604)
(Loss) per common share from continuing operations—basic	$(0.18)	$(0.05)	$(0.14)
Income (loss) per common share from discontinued operations—basic	(0.01)	(0.00)	0.06
Net (loss) per common share—basic	$(0.19)	$(0.05)	$(0.08)
Weighted average shares used in per share calculation—basic	21,867,137	20,104,986	19,927,667
(Loss) per common share from continuing operations—diluted	$(0.18)	$(0.05)	$(0.14)
Income (loss) per common share from discontinued operations—diluted	(0.01)	(0.00)	0.06
Net (loss) per common share—diluted	$(0.19)	$(0.05)	$(0.08)
Weighted average shares used in per share calculation—diluted	21,867,137	20,104,986	19,927,667

See accompanying notes to Consolidated Financial Statements.

Williams Controls, Inc.
Consolidated Statements of Comprehensive Loss
(Dollars in thousands)

	For the year ended September 30,
	2004	2003	2002
Net income (loss)	$(4,058)	$936	$(961)
Change in pension liability adjustment, net of tax of $104 in 2004	166	(1,767)	(1,646)
Comprehensive loss	$(3,892)	$(831)	$(2,607)

See accompanying notes to Consolidated Financial Statements.

Williams Controls, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)

	For the year ended September 30,
	2004	2003	2002
Cash flows from operating activities:
Net income (loss)	$(4,058)	$936	$(961)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss on extinguishment of debt	19,770	—	—
(Gain) loss from discontinued operations	178	(120)	(1,384)
Loss from sale and disposal of fixed assets	5	84	495
Gain from reversal of patent license liability	—	—	(580)
Depreciation and amortization	1,313	1,734	2,672
Interest expense—Series B Preferred Stock dividends and accretion	250	731	—
Gain on settlement with customer	—	(51)	—
Loss on debt modification	—	—	23
Gain on settlement of liabilities	(419)	(275)	(720)
Loss on impairment of investment—Ajay	—	—	3,565
Deferred income taxes	(9,467)	—	—
Changes in operating assets and liabilities of continuing operations:
Receivables	(1,382)	194	(533)
Inventories	66	(66)	(215)
Accounts payable and accrued expenses	572	(601)	(4,403)
Other	(1,268)	448	(682)
Net cash provided by (used in) operating activities of continuing operations	5,560	3,014	(2,723)
Cash flows from investing activities:
Payments for property, plant and equipment	(1,046)	(1,285)	(1,229)
Proceeds from sale of assets	6,010	12	48
Proceeds from collection of notes receivable	13	14	—
Net cash provided by (used in) investing activities of continuing operations	4,977	(1,259)	(1,181)
Cash flows from financing activities:
Net proceeds from issuance of Series B Preferred Stock	—	355	10,485
Redemption of Series B Preferred Stock	(23,441)	—	—
Proceeds from issuance of debt	20,011	—	—
Net proceeds from exercise of warrants	2,092	—	—
Net proceeds from issuance of common stock	162	—	—
Payment of Series A-1 dividends	(1,413)	—	—
Financing costs related to recapitalizations	(568)	(119)	(167)
Net repayments of debt and lease obligations	(4,977)	(507)	(2,287)
Repayment of subordinated debt	—	(2,139)	(3,000)
Redemption of Series A Preferred Stock and payment of dividends	(22)	(73)	—
Net change in book overdraft	—	—	(193)
Net cash provided by (used in) financing activities of continuing operations	(8,156)	(2,483)	4,838
Cash flows from discontinued operations:
Net cash used in operations	—	—	(105)
Net cash used in discontinued operations	—	—	(105)
Net increase (decrease) in cash and cash equivalents	2,381	(728)	829
Cash and cash equivalents at beginning of year	101	829	—
Cash and cash equivalents at end of year	$2,482	$101	$829

See attached Supplemental disclosure of cash flow information and non-cash investing and financing activities.

Williams Controls, Inc.
Consolidated Statements of Cash Flows (Continued)
(Dollars in thousands)

	For the year ended September 30,
	2004	2003	2002
Supplemental disclosure of cash flow information:
Interest paid	$3,059	$515	$1,708
Income taxes paid (refunds), net	$189	$(228)	$(231)
Supplemental disclosure of non-cash investing and financing activities:
Preferred dividends accrued but not paid and Series B accretion	$—	$1,996	$1,566
Pension liability adjustment	154	1,898	1,613
Conversion of Series B preferred stock to common stock	11,762	—	—
Conversion of Series A-1 preferred stock to common stock	118	—	—
Increase in other receivables from sale of passenger car and light truck product lines	—	6,833	—
Issuance of common stock for services previously accrued	—	130	—
Issuance of notes receivable for sale of property	—	89	—
Dividends transferred to (from) equity	—	(1,413)	1,413
Accrued interest/fees converted to debt	—	—	397
Gain from sale of assets and settlement of liabilities from discontinued operations	—	—	1,384
Subordinated debt converted to Series B Preferred Stock	—	—	2,000
Adjustment for redemption of Series A in exchange for Series A-1 preferred stock	—	—	923
Debt modification fee accrued	—	—	225

See accompanying notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
Years Ended September 30, 2004, 2003 and 2002
(Dollars in thousands, except share and per share amounts)

Note 1. Summary of Operations and Current Events

Williams Controls, Inc., including its wholly-owned subsidiaries, Williams Controls Industries, Inc. (“Williams”); Aptek Williams, Inc. (“Aptek”); Premier Plastic Technologies, Inc. (“PPT”); ProActive Acquisition Corporation (“ProActive”); WMCO-Geo (“GeoFocus”); NESC Williams, Inc. (“NESC”); Williams Technologies, Inc. (“Technologies”); Williams World Trade, Inc. (“WWT”); Techwood Williams, Inc. (“TWI”); Agrotec Williams, Inc. (“Agrotec”) and its 80% owned subsidiaries Hardee Williams, Inc. (“Hardee”) and Waccamaw Wheel Williams, Inc. (“Waccamaw”) is herein referred to as the “Company” or “Registrant”. The subsidiaries are as follows:

Continuing Subsidiaries—

Williams Controls Industries, Inc.:   Manufactures vehicle components sold in the commercial vehicle industry.

Inactive subsidiaries—

ProActive Acquisition Corporation:   Through September 30, 2003, manufactured electronic throttle controls and adjustable pedal systems for passenger vehicles. This subsidiary also developed and produced electronic sensors. See Note 17.

Premier Plastic Technologies, Inc.:   Manufactured plastic components for the automotive industry. This operation was closed in March, 2001.

Williams Technologies, Inc.:   Supported all subsidiaries of the Company by providing research and development and developing strategic business relationships to promote “technology partnering”. This subsidiary ceased operations in fiscal 2000.

Williams World Trade, Inc.:   Located in Kuala Lumpur, Malaysia, WWT managed foreign sourcing for subsidiaries of the Company, affiliates and third party customers. Significant portions of WWT’s revenues were derived from Ajay Sports, Inc., an affiliate. This subsidiary ceased operations in fiscal 2000.

Aptek Williams, Inc.:   Developed and produced sensors, microcircuits, cable assemblies and other electronic products for the transportation industry, and conducted research and development activities to develop commercial applications of sensor related products for the transportation market. This subsidiary ceased operations in fiscal 2002.

WMCO-Geo:   Developed train tracking and cyber-farming systems using global positioning systems (“GPS”) and geographical information systems (“GIS”). This operation was sold in June 2001.

Discontinued Operations—

NESC Williams, Inc.:   Installed conversion kits to allow vehicles to use compressed natural gas and provided natural gas well metering services. This operation was sold in February 2004.

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

Current Events—

On September 30, 2004, the Company completed a recapitalization transaction. In connection with this transaction, the Company redeemed 98,114 shares of Series B Preferred stock for $26,436. The redemption of the shares of Series B Preferred stock resulted in the conversion of all outstanding shares of Series A-1 Preferred stock into a total of 11,848,740 shares of common stock. Immediately following the conversion of the Series A-1 Preferred stock, the remaining 55,436 shares of Series B Preferred stock not redeemed were automatically converted into a total of 11,761,495 shares of common stock. Further, the Company obtained a $25,000 five year senior secured loan and revolving credit facility with Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services, Inc. (“Merrill Lynch”). In connection with entering into the credit facility with Merrill Lynch, the Amended and Restated Credit Agreement between the Company and Wells Fargo Credit, Inc. (“Wells”), dated July 1, 2002, was terminated by the Company. Using proceeds from the new credit facility with Merrill Lynch, the Company repaid the remaining $318 of a term loan under the Wells credit agreement.

Concentration of Risk and Sales by Customer

For the years ended September 30, 2004, 2003 and 2002, Freightliner accounted for 20%, 21% and 21%, Volvo accounted for 16%, 14% and 13%, Paccar accounted for 16%, 10% and 8%, and Navistar accounted for 8%, 11% and 11%, of net sales from continuing operations, respectively. Approximately 33%, 31% and 28% of net sales in fiscal 2004, 2003 and 2002, respectively, were to customers outside of the United States, primarily in Canada, Belgium, Sweden, Mexico and Korea, and, to a lesser extent, in other European countries, South America, Pacific Rim nations and Australia. At September 30, 2004 and 2003, Freightliner represented 14% and 15%, Volvo represented 13% and 14%, and Navistar represented 9% and 12%, of trade accounts receivable, respectively.

Note 2. Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include all of the accounts of Williams Controls, Inc. and its majority owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments with maturities of three months or less at the date of acquisition.

Inventories

Inventories are valued at the lower of cost or market. Cost is determined using standard costs, which approximate the first in, first out, or FIFO method. Cost includes the acquisition of purchased components, parts and subassemblies, labor and overhead. Market with respect to raw materials is replacement cost and, with respect to work-in-process and finished goods, is net realizable value.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Property, plant and equipment are depreciated using the straight-line method over the estimated useful lives of the assets ranging from 3 to 12 years for office furniture, machinery and equipment and 31.5 years for buildings. Capitalized leases are amortized using the straight-line method over the shorter of the estimated useful lives of the assets or the estimated remaining terms of the leases. Maintenance and repairs are expensed as incurred.

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, management reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. Recoverability of these assets is determined by comparing the estimated undiscounted future cash flows of the operation to which the assets relate, to the carrying value of such assets. If the carrying value of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying value of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying value or fair value less costs to sell. The Company adopted SFAS No. 144 in fiscal year 2003 and it did not have a material impact on our financial position or results of operations. Prior to SFAS No. 144, the Company evaluated long lived assets for impairment pursuant to SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”.

Goodwill and Intangible Assets

The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” effective with the 2002 fiscal year. Goodwill, which represents the excess of cost over net assets of acquired companies, is no longer being amortized and is evaluated annually for impairment using fair value. During the fourth quarter of fiscal 2003, the Company recorded an impairment charge for the remaining goodwill balance of $36 associated with NESC based on the Company’s assessment of the fair value.

Debt Issuance Costs

Costs incurred in the issuance of debt financing are amortized over the term of the debt agreement, approximating the effective interest method, and are included in other assets on the accompanying consolidated balance sheets.

Product Warranty

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company adopted the disclosure requirements in this interpretation effective for financial statements of interim or annual periods ending after December 31, 2002.

The Company establishes a product warranty reserve based on a percentage of product sales. The established reserve is based on historical return rates of products and amounts for significant and specific warranty issues, and is included in accrued expenses on the accompanying Consolidated Balance Sheets. Warranty is limited to a specified time period, mileage or hours of use, and varies by product and application. The Company has provided a reserve, which in the opinion of management is adequate to cover such warranty costs. Following is a reconciliation of the changes in the Company’s warranty reserve for the years ended September 30, 2004 and 2003, as required by FIN 45.

Balance at September 30, 2002	$1,293
Payments	(851)
Additional accruals	2,315
Accrual adjustments	(325)
Balance at September 30, 2003	$2,432
Payments	(2,726)
Additional accruals	1,758
Accrual adjustments	(71)
Balance at September 30, 2004	$1,393

In January 2003, the Company was notified of higher than normal warranty claims on one of its electronic throttle control systems by one customer. Management estimated that the total potential units involved are approximately 30,500 units and in the second quarter of fiscal 2003 recorded an accrual of $985 for the estimated cost of the repairs. Based on continuing analysis, return experience and the extension of this campaign to December 2004, additional accruals were made consisting of $336 during the fourth quarter of fiscal 2003 and $322 during fiscal 2004. The Company has made modifications to the product. All units that were in the customer’s inventory have been returned or replaced. The remaining possible defective parts are installed on vehicles and vehicle owners have been notified that the parts should be replaced. For the year ended September 30, 2004, the Company made payments of $1,390 related to this specific warranty claim. At September 30, 2004, the accrual was $33 and is included in the amounts above.

In fiscal 2003, the Company recorded a $127 reduction in its general warranty reserve and an accrual adjustment of $198 to its 2001 product recall accrual based on the Company’s assessment of its remaining obligations and revision of its accrual rate based on historical returns. In addition, the Company recorded a $175 warranty reserve during 2003 related to products sold from our passenger car and light truck product lines during fiscal 2003. The Company’s obligation for products sold by these product lines relates only to products sold prior to September 30, 2003 as the assets of the passenger car and light truck product lines were sold on September 30, 2003, as discussed in Note 17. In September 2003, the Company was notified of higher than normal warranty claims on one of its passenger car and light truck electronic throttle control systems by one customer. Management estimates that the total potential units involved is no more than 7,300 units and in the fourth quarter of fiscal 2003 recorded an accrual of $225 for the estimated cost of the repairs. The units involved only include electronic throttle controls that were shipped prior to the sale of our passenger car and light truck product lines on September 30, 2003 as discussed in Note 17.

Fair Value of Financial Instruments

The carrying amounts reflected in the accompanying consolidated balance sheet for cash and cash equivalents, accounts receivable, other accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses, and short-term borrowings approximate fair value due to the short-term nature of the instruments. The carrying value of long-term debt also approximates fair value. The carrying value of redeemable preferred stock at September 30, 2003 is recorded at fair value based on the rate implicit in the issuance of the stock.

Revenue Recognition

The Company recognizes revenue at the time of product shipment or delivery, depending on when title and risk of loss transfers to customers, and when all of the following have occurred: a firm sales agreement is in place, pricing is fixed or determinable, and collection is reasonably assured. Revenues are reported net of estimated returns, rebates and customer discounts.

Research and Development Costs

Research and development costs are expensed as incurred. Research and development costs consist primarily of employee costs, cost of consumed materials, depreciation and engineering related costs.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statement of operations in the period that includes the enactment date. Valuation allowances are established as necessary to reduce deferred tax assets in the event that realization of the assets is considered unlikely.

Pensions and Post-retirement Benefit Obligations

The Company accounts for pensions and post-retirement benefits in accordance with SFAS No. 87, “Employers’ Accounting for Pensions”, and SFAS No. 106, “Employers’ Accounting for Post Retirement Benefits Other than Pensions”. SFAS No. 87 requires the Company to calculate its pension expense and liabilities using actuarial assumptions, including a discount rate assumption and a long-term asset rate of return assumption. Changes in interest rates and market performance can have a significant impact on the Company’s pension expense and future payments. SFAS No. 106 requires the Company to accrue the cost of post-retirement benefit obligations. The accruals are based on interest rates and the costs of health care. Changes in interest rates and health care costs could impact post-retirement expenses and future payments.

The Company provides health care and life insurance benefits for certain of its retired employees, which includes prescription drug benefits. In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 was passed, whereby a prescription drug benefit under Medicare was enacted as well as a federal subsidy to sponsors of retiree health care plans. In January and May 2004, the FASB issued FASB Staff Position No. 106-1 and 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003” (“FSP 106-1” and “FSP 106-2”). Any measures of the APBO or net periodic postretirement benefit cost in the consolidated financial statements or accompanying notes do not reflect the effects of the Act on the Post Retirement Plan as the Company is unable to conclude whether the benefits provided by the plan are actuarially equivalent to Medicare Part D under the Act.

Earnings (loss) Per Share

Basic earnings per share (“EPS”) and diluted EPS are computed using the methods prescribed by SFAS No. 128, “Earnings Per Share”. Basic EPS is based on the weighted-average number of common shares outstanding during the period. Diluted EPS is based on the weighted-average number of common shares outstanding and the dilutive impact of common equivalent shares outstanding.

Following is a reconciliation of basic EPS and diluted EPS from continuing operations:

	Year Ended September 30, 2004			Year Ended September 30, 2003
			Per Share	Income		Per Share
	Loss	Shares	Amount	(loss)	Shares	Amount
Income (loss) from continuing operations	$(3,880)			$1,044
Less—Preferred dividends and accretion for Series B preferred stock	—			(2,011)
Basic EPS—
Loss allocable to common shareholders from continuing operations	(3,880)	21,867,137	$(0.18)	(967)	20,104,986	$(0.05)
Effect of dilutive securities—
Stock options and warrants	—	—		—	—
Preferred Stock—Series A	—	—		—	—
Preferred Stock—Series A-1	—	—		—	—
Preferred Stock—Series B	—	—		—	—
Convertible subordinated debt	—	—		—	—
Diluted EPS—
Loss allocable to common shareholders from continuing operations	$(3,880)	21,867,137	$(0.18)	$(967)	20,104,986	$(0.05)

	Year ended September 30, 2002
			Per Share
	Loss	Shares	Amount
Loss from continuing operations	$(2,198)
Less—Preferred dividends and accretion for Series B preferred stock	(1,566)
Plus—Adjustment for redemption of Series A in exchange for Series A-1 Preferred stock	923
Basic EPS—
Loss allocable to common shareholders from continuing operations	(2,841)	19,927,667	$(0.14)
Effect of dilutive securities—
Stock options and warrants	—	—
Preferred Stock—Series A	—	—
Preferred Stock—Series A-1	—	—
Preferred Stock—Series B	—	—
Convertible subordinated debt	—	—
Diluted EPS—
Loss allocable to common Shareholders from continuing operations	$(2,841)	19,927,667	$(0.14)

At September 30, 2004, 2003 and 2002, the Company had options and warrants covering 2,940,317, 7,731,819, and 8,730,060 shares, respectively, of the Company’s common stock outstanding that were not considered in the respective diluted EPS calculations since they would have been anti-dilutive. In 2004, 2003 and 2002, conversion of the preferred shares, and in 2003 and 2002 conversion of the convertible subordinated debt would have been anti-dilutive and, therefore, was not considered in the computation of diluted earnings per share.

Stock-Based Compensation

In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” This standard amends the requirements of SFAS No. 123, “Accounting for Stock-Based Compensation” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted the disclosure provisions of this statement in the second quarter of fiscal 2003.

As permitted by SFAS No. 148, the Company accounts for stock-based employee compensation in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.”  Entities electing to continue to use the accounting treatment in APB No. 25 must make pro forma disclosures of net earnings (loss) and, if presented, earnings per share, as if the fair value based method of accounting defined in SFAS No. 123 had been adopted.

The Company has computed, for pro forma disclosure purposes, the value of all options granted during the years ended September 30, 2004, 2003 and 2002, using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following weighted average assumptions for grants:

	2004	2003	2002
Risk-free interest rate	3.43%	3.45%	4.50%
Expected dividend yield	0%	0%	0%
Expected lives	7 years	7 years	7 years
Expected volatility	100%	100%	100%

Using the Black-Scholes methodology, the total value of options granted during the years ended September 30, 2004, 2003 and 2002, was $638, $434 and $304, respectively, which would be amortized on a pro forma basis over the vesting period of the options (typically five years). The weighted average per share fair value of options granted during the years ended September 30, 2004, 2003 and 2002, was $.64, $.41 and $.28, respectively. If the Company had accounted for its stock-based compensation plans using the fair value-based method in accordance with SFAS No.123, the Company’s net loss and net loss per share would approximate the pro forma disclosures below:

	Year Ended	Year Ended	Year Ended
	September 30, 2004	September 30, 2003	September 30, 2002
Net loss allocable to common shareholders as reported	$(4,058)	$(1,075)	$(1,604)
Add: Stock-based employee compensation recorded	—	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(186)	(197)	(304)
Pro forma net loss	$(4,244)	$(1,272)	$(1,908)
Loss per share:
Basic—as reported	$(0.19)	$(0.05)	$(0.08)
Basic—pro forma	$(0.19)	$(0.06)	$(0.10)
Diluted—as reported	$(0.19)	$(0.05)	$(0.08)
Diluted—pro forma	$(0.19)	$(0.06)	$(0.10)

The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. SFAS No.123 does not apply to awards prior to the year ended September 30, 1996, and additional awards are anticipated in future years.

Use of Estimates in the Preparation of Financial Statements

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions, based upon all known facts and circumstances, that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made; however, actual results could differ materially from these estimates. Estimates are used in accounting for, among other things, pension benefits, product warranty, excess and obsolete inventory, allowance for doubtful accounts, useful lives for depreciation and amortization, future cash flows associated with impairment testing for long-lived assets, deferred tax assets and contingencies.

Reclassifications

Certain amounts previously reported in the 2003 and 2002 financial statements have been reclassified to conform to the 2004 financial statement classifications.

Recently Adopted Accounting Standards

In December 2003, the FASB issued SFAS No. 132R, “Employers’ Disclosures about Pensions and Other Postretirement Benefits—an amendment of FASB Statements No. 87, 88, and 106,” which replaced SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.”  SFAS No. 132R retains the disclosure requirements of SFAS No. 132 and requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The disclosure requirements of SFAS No. 132R are generally effective for fiscal years ending after December 15, 2003. Disclosure of the estimated future benefit payments is effective for fiscal years ending after June 15, 2004. The interim period disclosures required by this Statement are effective for interim periods beginning after December 15, 2003. The Company has incorporated the required disclosures of SFAS No. 132R in Note 9. The adoption of SFAS No. 132R did not have an impact on the Company’s financial position, results of operations or cash flows.

Note 3. Inventories

Inventories consist of the following at September 30:

	2004	2003
Raw material	$2,461	$2,843
Work in process	305	477
Finished goods	1,011	733
	$3,777	$4,053

Note 4. Property, Plant and Equipment

At September 30, property, plant and equipment consist of the following:

	2004	2003
Land and land improvements	$828	$828
Buildings	2,607	2,596
Machinery and equipment	8,318	7,626
Office furniture and equipment	3,984	3,854
Construction in progress	476	503
	16,213	15,407
Less accumulated depreciation and amortization	(10,811)	(9,760)
	$5,402	$5,647

Capital leases for machinery and equipment and office furniture and equipment included above were $305 and $359 at September 30, 2004 and 2003, respectively. Accumulated amortization of assets held under capital leases was $229 and $223 at September 30, 2004 and 2003, respectively.

Note 5. Investment in and Receivables from Affiliate

At September 30, 2001, the Company had notes and accounts receivable from Ajay Sports, Inc. (“Ajay”) with a carrying value of $3,565, including a $500 note receivable, which was reflected as a reduction in the Company’s shareholders’ equity. The Company’s former chief executive officer and former Chairman of the Board, Thomas W. Itin, is an officer and shareholder of Ajay. The investment in and certain loans of the Company to Ajay were guaranteed by Thomas W. Itin.

Upon evaluating the realizability of its investment in and receivables from Ajay and based on the Company’s collection efforts, it was determined the investment in and receivables from Ajay were impaired. Accordingly, an impairment loss of the entire carrying value of $3,565 was recorded in the second quarter of fiscal 2002, which is reflected on the Consolidated Statements of Operations as “Loss on impairment of investment—Ajay”. Additionally, the Company evaluated the collectability of the guarantees of Mr. Itin, including the cost of collections and concluded that these guarantees were worthless.

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

Note 6. Patent License Agreements

During fiscal 2003 the Company obtained a license agreement for use of an adjustable pedal design for its heavy truck and transit bus product lines. This agreement required an initial payment of $125, which was paid in fiscal 2003, and a $75 payment to be paid based on certain criteria. The $75 was accrued at September 30, 2004. The Company will also make royalty payments based on the number of units it sold. The Company will amortize the capitalized license fees based on units sold. The agreement is for a period of three years and is renewed annually if certain sales thresholds are met.

Additionally, as part of the sale of the Company’s passenger car and light truck product lines to Teleflex Incorporated on September 30, 2003, the Company obtained the right to use certain of Teleflex’s adjustable pedal patents in exchange for Teleflex receiving licenses for certain of the Company’s patents.

In conjunction with the 1999 acquisition of ProActive, the Company entered into a patent license agreement requiring fixed minimum payments with a private inventor. The Company recorded in 1999 a liability related to the minimum guaranteed payments. The inventor terminated the license under the insolvency provisions of the license and based on the termination provisions enacted by the inventor, it was determined in fiscal 2002 that the license agreement was no longer valid, and, accordingly the remaining liability was reversed resulting in a gain of $580 reflected in the accompanying consolidated statements of operations.

Note 7. Settlement of accounts payable and customer contingencies

Included in the accompanying consolidated balance sheet is approximately $1,386 of old accounts payable related to closed insolvent subsidiaries of the Company. In accordance with SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, a debtor can only relieve itself of a liability if it has been extinguished. Accordingly, a liability is considered extinguished if (a) the debtor pays the creditor and is relieved of its obligation for the liability or (b) the debtor is legally released from being the primary obligor under the liability, either judicially or by the creditor. During the fourth quarter of fiscal 2004, the Company was judicially released from and reversed $210 of old accounts payable related to closed insolvent subsidiaries of the Company resulting in a gain, which has been recorded in other (income) expense in the accompanying consolidated statements of operations. The Company expects to reverse amounts in future periods based on the recognition of the liabilities being judicially released in accordance with SFAS No. 140 of $60 in fiscal 2005; $561 in fiscal 2006; $731 in fiscal 2007; and $34 in fiscal 2010.

Also during the fourth quarter of fiscal 2004, the Company settled an outstanding sales tax obligation of Aptek resulting in a gain of $209, which has been included in administration expense in the accompanying consolidated statements of operations. The Company paid $48 in principal and interest in fiscal 2004 to settle the obligation. The Company received a final release from the creditor regarding this obligation.

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

In the second quarter of fiscal 2003, the Company reached a settlement with a prior customer on a cancelled supply contract. Under the terms of the settlement, the Company received $900 and a waiver of an accounts payable obligation of $51 with a certain vendor. Based on this obligation being waived, this amount is included in the overall gain recognized from this settlement. The entire gain of $951 is reflected as a separate line “Gain from settlement with customer” within operating expenses of the consolidated statements of operations for the year ended September 30, 2003.

In June 2002, the Company entered into an agreement with a vendor and customer of the Company, Caterpillar, Inc. (“Caterpillar”) to remedy past due accounts between the Company and Caterpillar. As part of this agreement, Caterpillar agreed to a $720 reduction of previously accrued interest on past due payables. The $720 is shown as a reduction of interest expense in the accompanying consolidated statements of operations. In accordance with SFAS No. 145, the $720 was not reflected as an extraordinary item.

Note 8. Debt

As part of the fiscal 2004 recapitalization transaction on September 30, 2004, the Company entered into a new five-year senior secured loan and revolving credit facility with Merrill Lynch, which replaced the Company’s prior loan facility with Wells. At the time of the recapitalization transaction, the Company’s existing term loan balances of $318 were paid off and the credit agreement with Wells was terminated. Upon termination, the Company incurred and paid a termination fee to Wells for $103. The new loan facility with Merrill Lynch provides for $25,000, consisting of an $8,000 revolving loan facility and a $17,000 term loan. The loans are secured by substantially all the assets of the Company. Borrowings under the revolving loan facility are subject to a borrowing base equal to 85% of eligible accounts receivables and 60% of eligible inventories. Interest rates under the new agreement are based on the election of the Company of either a LIBOR rate or Prime rate. Under the LIBOR rate option, the revolving loan facility will bear interest at the LIBOR rate plus 3.75% per annum for borrowings under the revolving credit facility and borrowings under the term loan facility will bear interest at the LIBOR rate plus 4.25%. Under the Prime rate option, the revolving loan facility will bear interest at the Prime rate plus 2.75% per annum and the term loan facility will bear interest at the Prime rate plus 3.25%. Fees under the loan agreement include an unused line fee of .50% per annum on the unused portion of the revolving credit facility.

The Company is required to repay the term loan in equal quarterly scheduled payments of $850. The Company is entitled to prepay the term loan, in whole or in part, in minimum amounts without penalty. Mandatory prepayments of the loans under the term loan are required in amounts equal to 75% of the Company’s excess cash flow, as defined in the agreement, for each fiscal year and 100% of (i) the insurance or condemnation proceeds received in connection with a casualty event, condemnation or other loss, less any proceeds reinvested by the Company up to $500 per fiscal year; (ii) the net proceeds from issuance of equity or debt securities and (iii) the net cash proceeds of asset sales or other dispositions subject to customary exceptions. The revolving loan facility expires on September 29, 2009, at which time all outstanding amounts under the revolving loan facility are due and payable. As part of this new credit agreement, the Company is subject to certain quarterly and annual financial covenants, which commence with the fiscal quarter ended December 31, 2004.

In connection with the new senior secured loan facility, the Company was required to pay Merrill Lynch a commitment fee of $500. In addition, the Company must pay Merrill Lynch an annual agency fee of $25 and reimburse Merrill Lynch for any costs and expenses incurred in connection with the completion of the new credit agreement. The commitment fee and expenses incurred by Merrill Lynch and paid for by the Company have been capitalized in the accompanying consolidated balance sheet and will be amortized over the five-year life of the loan facility utilizing the effective interest method.

The Company had available under its revolving credit facilities $4,989 and $3,854 at September 30, 2004 and 2003, respectively.

The Company’s long-term debt consists of the following at September 30,	2004	2003
Bank revolving credit facility due September 29, 2009, bearing interest at a variable rate, (7.50% at September 30, 2004).	$3,011	$—
Bank term loan due September 29, 2009, balance bearing interest at a variable rate, (8.00% at September 30, 2004) payable in quarterly installments of $850.	17,000	—
Bank revolving credit facility due July 1, 2007, balance bearing interest at a variable rate, and included in current liabilities. Repaid remaining outstanding balance on September 30, 2004.	—	3,578
Bank Term Loan A due July 1, 2007, balance bearing interest at a variable rate, payable in monthly installments of $23. Repaid during the fourth quarter of fiscal 2004.	—	1,050
Bank Term Loan B due July 1, 2004, balance bearing interest at a variable rate, payable in monthly installments of $33. Repaid during the first quarter of fiscal 2004.	—	300
	20,011	4,928
Less current portion	3,400	4,610
	$16,611	$318

Maturities of long-term debt for the years ending September 30 are as follows:

2005	$3,400
2006	3,400
2007	3,400
2008	3,400
2009	6,411
$20,011

Capital Leases

The Company has acquired certain assets, primarily machinery and equipment, through capital leases. At September 30, 2004, the Company has one capital lease outstanding, which has a lease term of five years, and is payable in monthly installments with interest at 9.7%.

Future minimum lease payments under capital leases are as follows for the years ending September 30:

2005	$59
2006	30
Total future minimum lease payments	89
Less—Amount representing interest	6
Present value of future minimum lease payments	83
Less—Current portion	54
$29

During 2004 and 2003, the Company did not enter into any new capital leases. Current and long-term portions of capital leases were $48 and $84 at September 30, 2003.

Secured Subordinated Debt

In February 2001, the Company issued 12% secured subordinated debentures. For each purchaser of debentures, the Company issued a three year warrant to purchase common stock of the Company, par value $0.01 per share at $0.78 per share. The Company also issued the placement agent a three year warrant to purchase shares of the Company’s common stock equal to 7.0% of the number of warrants issued to the purchasers. The exercise price of the placement agent warrants was $0.78 per share. On March 1, 2004, certain warrant holders exercised 2,677,017 warrants at a price of $0.78 per share. The remaining warrants that were not exercised expired on March 1, 2004.

Subordinated Debt

In April 2000, the Company issued 7.5% convertible subordinated debentures. For each purchaser of debentures, the Company issued a three year warrant to purchase common stock, which expired unexercised in April 2003. The Company issued the placement agent a five year warrant to purchase shares of the Company’s common stock equal to 7.0% of the total shares of common stock issuable upon the conversion of the debentures. The exercise price of the placement agent warrants is $2.40 per share and as of September 30, 2004, there were 74,900 warrants outstanding. The exercise price for the placement agent warrants are not adjustable.

Note 9. Pension Plans

The Company maintains two pension plans, an hourly employee plan and a salaried employee plan. The hourly plan covers certain of the Company’s union employees. The salaried plan covers certain salaried employees. Annual net periodic pension costs under the pension plans are determined on an actuarial basis. The Company’s policy is to fund these costs accrued over 15 years and obligations arising due to plan amendments over the period benefited. The assets and liabilities are adjusted annually based on actuarial results.

In fiscal 2004, the Company accelerated the date for actuarial measurement of the Company’s obligation for both the hourly plan and the salaried plan from September 30 to August 31. The Company believes the one-month acceleration of the measurement date is a preferred change as it allows for improved control procedures in regard to reviewing the completeness and accuracy of reporting of the actuarial pension measurements, as well as allowing more time to evaluate those results in making funding decisions. The effect of the change on the obligation and assets of the hourly plan and salaried plan did not have a material effect on pension expense or accrued benefit cost.

During 2003, the Company modified the provisions of the salaried plan to limit the number of eligible employees to those currently in the plan at the time of the modification and to limit benefits under the plan to those earned to that date. The modifications to the plan were accounted for as a partial termination of the plan for accounting purposes and resulted in a curtailment adjustment to the projected benefit obligation of $592.

As part of the new contract and strike settlement agreement with the union hourly workers, the hourly plan was modified in 2003 to limit participation in the plan to those employees in the plan at August 31, 2002.

Summarized information on the Company’s pension plans is presented below:

Obligations and Funded Status:

	Salaried Plan		Hourly Plan
September 30,	2004	2003	2004	2003
Change in benefit obligation:
Benefit obligation at beginning of year	$4,801	$4,544	$7,204	$5,371
Service cost	106	127	255	242
Interest cost	280	293	422	356
Actuarial (gain) loss	(21)	700	259	1,464
Benefits paid	(232)	(271)	(406)	(409)
Curtailment gain	—	(592)	—	—
Plan amendments	—	—	—	180
Other	—	—	48	—
Benefit obligation at end of year	$4,934	$4,801	$7,782	$7,204
Change in plan assets:
Fair value of plan assets at beginning of year	$2,269	$2,102	$2,881	$2,168
Actual return on plan assets	155	42	190	94
Employer contributions	914	396	1,585	1,028
Benefits paid	(232)	(271)	(406)	(409)
Fair value of plan assets at end of year	$3,106	$2,269	$4,250	$2,881
Funded status	$(1,828)	$(2,532)	$(3,532)	$(4,323)
Unrecognized actuarial loss	1,862	2,035	3,660	3,757
Unrecognized prior service cost	—	—	295	307
Net amount recognized	$34	$(497)	$423	$(259)
Amounts recognized in the consolidated balance sheet consist of:
Accrued benefit liability	$(1,828)	$(2,532)	$(3,532)	$(4,323)
Intangible asset	—	—	295	307
Accumulated other comprehensive loss	1,862	2,035	3,660	3,757
Net amount recognized	$34	$(497)	$423	$(259)

Components of Net Periodic Benefit Cost:

Components of net periodic benefit cost for the	Salaried Plan			Hourly Plan
years ended September 30:	2004	2003	2002	2004	2003	2002
Service cost	$106	$127	$172	$255	$242	$183
Interest cost	280	293	306	422	356	329
Expected return on plan assets	(135)	(165)	(202)	(202)	(193)	(236)
Amortization of prior service cost	—	(1)	(8)	59	41	41
Recognized net actuarial loss	133	86	80	368	240	99
Net periodic benefit cost	$384	$340	$348	$902	$686	$416

Weighted-average assumptions used to determine benefit obligations at September 30,

	Salaried Plan		Hourly Plan
	2004	2003	2004	2003
Discount rate	5.75%	6.00%	5.75%	6.00%
Rate of compensation increase	—	—	—	—

Weighted-average assumptions used to determine Net Periodic Benefit Cost for the years ended September 30,

	Salaried Plan			Hourly Plan
	2004	2003	2002	2004	2003	2002
Discount rate	6.00%	6.75%	7.50%	6.00%	6.75%	7.50%
Expected return on plan assets	6.00%	8.00%	9.00%	6.00%	8.00%	9.00%
Rate of compensation increase	—	—	3.00%	—	—	3.00%

The overall expected long-term rate of return assumption of 6.00% for fiscal 2004 was developed using return expectations. The return expectations are created using long-term historical returns and current market expectations for forecasts of inflation, interest rates and economic growth, as well as the target asset allocation.

Other Information:

The projected benefit obligation, accumulated benefit obligation and the fair value of plan assets as of September 30, 2004 and 2003 are as follows:

	Salaried Plan		Hourly Plan
	2004	2003	2004	2003
Projected benefit obligation	$4,934	$4,801	$7,782	$7,204
Accumulated benefit obligation	4,934	4,801	7,782	7,204
Fair value of plan assets	3,106	2,269	4,250	2,881

At September 30, 2004 and 2003 the accumulated benefit obligation was in excess of the plan assets for both the salaried plan and the hourly plan. Accordingly, in 2004 an additional minimum liability was recorded with a decrease in other assets of $12 and a decrease in other comprehensive loss of $270. In 2003 an additional minimum liability was recorded with an increase in other assets of $131 and an increase in other comprehensive loss of $1,767.

Plan Assets:

The Company’s pension plan weighted-average asset allocations at September 30, 2004, and 2003, by asset category are as follows:

	Salaried Plan			Hourly Plan
	2004	2003	Target Allocation	2004	2003	Target Allocation
Asset Category:
Equity securities	21%	0%	18%	4%	1%	0%
Debt securities	77%	100%	80%	96%	99%	100%
Real estate	2%	0%	2%	0%	0%	0%
Total	100%	100%	100%	100%	100%	100%

The Company’s investment strategy consists of a long-term, risk-controlled approach using diversified investment options with a minimal exposure to volatile investment options such as derivatives and includes the use of a diversified allocation of equity, debt, and real estate exposures that are customized to each plan’s cash flow benefit needs.

Cash Flows:

The Company expects to recognize $921 in expense in fiscal 2005 related to these plans and make payments of $1,240 in fiscal 2005.

Based on current data and assumptions, the following benefit payments, which reflect expected future service, as appropriate, are expected to be paid over the next 10 fiscal years:

	Benefits Paid
Year ending:	Salaried Plan	Hourly Plan
2005	$308	$444
2006	308	453
2007	308	453
2008	319	455
2009	348	467
Years 2010-2014	2,137	2,830

Note 10. Other Benefit Plans

The Company has an Employee Stock Ownership Plan (ESOP) for non-union employees. The Company is in the process of terminating the ESOP plan and distributing all outstanding shares to participants. As of September 30, 2004, all shares had been allocated under the plan and there were no amounts outstanding under a loan. The Company does not anticipate a material gain or loss from the termination of the ESOP.

The Company sponsors a matching 401 (k) plan for salaried employees and certain union employees, in which eligible employees may elect to contribute a portion of their compensation. Employer matching contributions in fiscal 2004, 2003 and 2002 were $160, $183 and $72, respectively.

Note 11. Post Retirement Benefits other than Pensions

The Company provides health care and life insurance benefits for certain of its retired employees (“Post Retirement Plan”). These benefits are subject to deductibles, co-payment provisions and other limitations. The Company may amend or change the Post Retirement Plan periodically.

In accordance with SFAS 106 “Employers Accounting for Post Retirement Benefits other than Pensions,” the Company elected to amortize the accumulated post retirement benefit obligation (“APBO”) at October 1, 1993 over twenty years as a component of post retirement benefits expense.

The following table provides information on the post retirement plan status at September 30:

Accumulated Post Retirement Benefit Obligation	2004	2003
Retirees	$(4,484)	$(3,403)
Fully eligible active participants	(61)	(234)
Other active Plan participants	(158)	(74)
	(4,703)	(3,711)
Plan assets	—	—
Accumulated post retirement benefit obligation in excess of plan assets	(4,703)	(3,711)
Unrecognized loss	2,360	1,446
Unrecognized prior service cost	(1,158)	(1,275)
Unrecognized transition obligation	181	202
Accrued post retirement benefit cost included in other long-term liabilities in the consolidated balance sheet	$(3,320)	$(3,338)

Change in Benefit Obligation:	2004	2003
Benefit obligation at beginning of year	$3,711	$5,466
Service cost	7	149
Interest cost	216	363
Plan amendment	—	(2,507)
Actuarial loss	983	677
Benefit payments	(214)	(437)
Benefit obligation at end of year	$4,703	$3,711

Post retirement benefits expense included the following components for the years ended September 30:	2004	2003	2002
Service cost	$7	$149	$138
Interest cost	216	363	298
Amortization	(28)	205	179
Post retirement benefits expense	$195	$717	$615

The assumed health care cost trend rate used in measuring the APBO ranged between 5.5%-11% in the first year, declining to 5.0% after 7 years. The discount rate used in determining the APBO was 5.75%, 6.00% and 6.75% for the years ended September 30, 2004, 2003 and 2002, respectively.

If the assumed medical costs trends were increased by 1%, the APBO as of September 30, 2004 would increase by $479, and the aggregate of the services and interest cost components of the net annual post retirement benefit cost would be increased by $26. If the assumed medical costs trends were decreased by 1%, the APBO as of September 30, 2004 would decrease by $405, and the aggregate of the services and interest cost components of the net annual post retirement benefit cost would be decreased by $20.

As part of the strike settlement agreement entered into in August 2003, the Company modified the provisions of the Post Retirement Plan to limit the number of eligible employees to those currently in the plan at August 31, 2002. The plan was further modified so that the benefits for any plan participant who had not retired under the union pension plan as of September 17, 2003 would be limited to a one-time lump sum payment under the plan of $6 at the time of a qualified retirement under the union pension plan.

The plan amendment resulted in a $2,507 reduction in benefit obligation and a reduction in the 2003 accrued benefit obligation of $320, which was recorded in the accompanying consolidated statements of operations.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“Act”) was passed whereby a prescription drug benefit under Medicare was enacted as well as a federal subsidy to sponsors of retiree health care plans. In January and May 2004, the FASB issued FASB Staff Position No. 106-1 and 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003” (“FSP 106-1” and “FSP 106-2”). Any measures of the APBO or net periodic postretirement benefit cost in the financial statements or accompanying notes do not reflect the effects of the Act on the Post Retirement Plan as the Company is unable to conclude whether the benefits provided by the plan are actuarially equivalent to Medicare Part D under the Act.

Note 12. Income Tax Expense (Benefit)

The provision for income tax expense (benefit) is as follows for the years ended September 30:

	2004	2003	2002
Current	$91	$(305)	$(131)
Deferred	(9,356)	—	—
	$(9,265)	$(305)	$(131)

The reconciliation between the effective tax rate and the statutory federal tax rate on income (loss) from continuing operations as a percent is as follows:

(Benefit) Provision	2004	2003	2002
Statutory federal income tax rate	(34.0)%	34.0%	(34.0)%
State taxes, net of federal income tax benefit	0.2	4.3	(4.0)
Effect of change in valuation allowance	(86.5)	(116.9)	38.0
Preferred stock dividends	8.4	39.5	—
Extraterritorial income exclusion	(2.0)	(20.6)	—
Extinguishment of debt	49.2	—	—
Other	(5.8)	—	(0.5)
	(70.5)%	(59.7)%	(0.5)%

At September 30, 2004, the Company reversed $11,374 of the valuation reserve on certain deferred tax assets. The valuation allowance was reversed based upon current and anticipated future taxable income generated by the Company and the conclusion that it is more likely than not that these deferred tax assets would be realized in the future. At September 30, 2003 and 2002 the Company had recorded a full valuation allowance on all of its net deferred tax assets as it was considered more likely than not the deferred tax assets would not be realized. The net change in total valuation allowance for the years ended September 30, 2004, 2003, and 2002 was a decrease of $11,374 and $312 in fiscal 2004 and 2003, respectively, and an increase of $3,533 in 2002.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 2004 and 2003 are as follows:

	2004	2003
Deferred tax assets:
Inventories, due to lower of cost or market adjustments and additional costs inventoried for tax purposes pursuant to the Tax Reform Act of 1986	$203	$279
Warranty reserves	711	1,135
Accrual for compensated absences	93	63
Accrual for retiree medical benefits	1,169	1,214
Accounts receivable reserves	415	401
Loss from investment in affiliate (Ajay Sports, Inc.)	4,011	4,011
Tax gain on sale/leaseback	657	628
In-process research and development	—	434
Accrued environmental obligations	343	—
Accrued other reserves	232	150
Pension plan comprehensive loss adjustment	1,868	2,315
Federal net operating loss carryforwards	4,549	6,919
State net operating loss carryforwards	1,730	1,500
Research and experimentation credit	876	354
Total deferred tax assets	16,857	19,403
Less valuation allowance	(7,042)	(18,416)
Deferred tax assets, net of valuation allowance	9,815	987
Deferred tax liabilities:
Plant and equipment, principally due to differences in depreciation and amortization	452	987
Net deferred income tax assets	$9,363	$—
Current deferred income tax assets	$2,116	$2,118
Long-term deferred income tax assets	14,741	17,285
Long-term deferred income tax liabilities	(452)	(987)
Valuation allowance	(7,042)	(18,416)
	$9,363	$—

At September 30, 2004, the Company has approximately $13,378 of federal net operating loss carry-forwards, which are available to the Company and expire through 2020. At September 30, 2004, the Company has approximately $29,330 of state net operating loss carry-forwards, which are available to the Company in certain state tax jurisdictions and expire in 2007 through 2015. Federal net operating losses are subject to provisions of the Internal Revenue Code, which restrict the utilization of this type of tax attribute in the event of an “ownership change” (as defined in the Internal Revenue Code Section 382). Changes in ownership resulting from the recapitalization transactions discussed in Note 15 coupled with any future changes in ownership may significantly defer the utilization of net operating loss carry forwards in the future. The Company does not believe an ownership change has occurred as of September 30, 2004.

Note 13. Commitments and Contingencies

The Company and its subsidiaries are involved in various lawsuits incidental to their businesses. It is the opinion of management that the ultimate outcome of these actions will not have a material effect on the Company’s financial position or its results of operations. See Note 5 for discussion of litigation regarding the Company’s investment in Ajay.

The soil and groundwater at the Company’s Portland, Oregon facility contain contaminants that the Company believes were released on the property by previous property owners. Some of this contamination has migrated offsite to a neighboring property. The Company has retained an environmental consulting firm to investigate the extent of the contamination and to determine what, if any, remediation will be required and the associated costs. During the third quarter of fiscal 2004 the Company entered the Oregon Department of Environmental Quality’s voluntary clean-up program and during fiscal 2004 the Company recorded $950 for this matter, representing the low end of the reasonable range of estimated future remediation and monitoring costs. The reserve is for the estimated cost of investigation, remediation and post remediation monitoring. The Company believes it has a contractual right to indemnification from the prior owner of the property and has notified the prior owner of this indemnity claim. The prior owner has disputed its liability, and the Company may seek judicial enforcement of the indemnity obligation.

On October 1, 2004, the Company was named as a co-defendant in a product liability case (Cuesta v. Ford, et al, District Court for Bryant, Oklahoma) that seeks class action status. The complaint seeks an unspecified amount of damages on behalf of the class.  The Company believes the claims to be without merit and intends to vigorously defend against this action. There can be no assurance, however, that the outcome of the lawsuit will be favorable to the Company or will not have a material adverse effect on the Company’s business, consolidated financial condition and results of operations. In addition, the Company may be forced to incur substantial litigation expenses in defending this litigation.

On May 12, 2003, Mr. Ziegler, the Company’s former president and chief executive officer, filed suit against the Company, American Industrial Partners, L.P.; American Industrial Partners Fund III, L.P., and American Industrial Partners Fund III Corporation in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida. In the suit, Mr. Ziegler alleges that the Company breached an “oral agreement” with Mr. Ziegler to pay him additional compensation, including a bonus of “at least” $500 for certain tasks performed by Mr. Ziegler while he was the Company’s president and chief executive officer and seeks additional compensation to which he claims he is entitled. The Company disputes the existence of an agreement and any liability to Mr. Ziegler.

The Company’s benefit plans were audited by the Department of Labor (DOL) during fiscal 2001. The Company accrued $170 in the first quarter of fiscal 2002 as an estimate of additional liability to participants of the Company’s ESOP. During the fourth quarter of fiscal 2002, the Company made payments totaling $125 into the Company’s ESOP fund at the suggestion of the DOL, and now regards itself to be in full compliance with DOL regulations.

The Company leases certain facilities under non-cancelable operating leases. In addition, the Company leases certain equipment used in their operations. Future minimum lease payments under all non-cancelable operating leases are approximately as follows for annual periods ending September 30,

2005	$53
2006	36
2007	16
Total	$105

Rent expense under operating leases was $50, $442 and $452 for the years ended September 30, 2004, 2003 and 2002, respectively.

Note 14. Common Stock Warrants

In July 2004, common stock warrants of 1,319,537 related to a private placement of common stock in 1999 for both purchasers and a placement agent expired unexercised. At the time of expiration, the conversion price of the warrants was $1.39 per share and the conversion price of the warrants issued to the placement agent was $1.43 per share. Also in connection with the private placement, and as partial compensation for services, the Company issued to the placement agent additional warrants to purchase 203,637 shares of the Company’s common stock at an exercise price of $3.30 per share. These warrants expired unexercised in April 2003.

Note 15. Preferred Stock

Series A Preferred Stock

In April 1998, the Company completed a private placement of 80,000 shares of Series A convertible redeemable preferred stock at $100 per share.

Fiscal 2002 Recapitalization

On July 1, 2002 the Company completed a recapitalization transaction with American Industrial Partners Capital Fund III, L.P. (AIP) in which an affiliate of AIP invested $13,000 into the Company by acquiring 130,000 shares of the Company’s newly authorized Series B Preferred stock, 15% Redeemable Convertible Series. The Company received net cash proceeds, after payment of fees and expenses, of $10,485. As a result of the transaction, AIP was entitled to and did elect a majority of the members of the Company’s Board of Directors. Along with the investment by AIP, an investor group that held $2,000 of the Company’s 12% secured Subordinated Debentures exchanged those securities for $2,000 of Series B Preferred. As part of the recapitalization transaction, the Company (i) entered into a new five-year revolving and term loan agreement with its then existing primary lender, Wells Fargo Credit, Inc.; (ii) repaid from the cash proceeds of sale of Series B Preferred stock the remaining $3,000 face amount of 12% secured subordinated debentures, after giving consideration to the $2,000 of debentures converted to Series B Preferred stock; (iii) eliminated the conversion feature, increased the interest rate to 12.0% (further increasing to 15.0% in July, 2003) and extended the maturity to July 1, 2004 of approximately $2,139 face amount of convertible subordinated debentures; (iv) exchanged approximately $7,755 in Series A Preferred stock, 7 1/2% Convertible Redeemable Series shares for Series A-1 Preferred stock, Non-Redeemable Convertible Series; (v) cancelled in the fourth quarter of fiscal 2002 accrued but unpaid dividends of $1,413 on Series A Preferred stock exchanged for Series A-1 Preferred stock which were outstanding as of July 14, 2002 and (vi) accrued in the fourth quarter of 2002 a one-time dividend on the new Series A-1 Preferred stock in an amount equal to the dividends canceled as a result of the exchange of the Series A Preferred stock. The remaining cash proceeds from the recapitalization were used for working capital purposes, including the payment of certain past due accounts payable.

The Company exchanged the newly authorized Series A-1 Preferred stock for approximately 99% of its Series A Preferred stock in a transaction that involved the cancellation of all unpaid dividends accrued on the Series A Preferred stock being exchanged and the accrual in equity, commencing on the issue date and ending on September 30, 2002, of an equal amount of dividends on the Series A-1 Preferred stock, after which the Series A-1 Preferred ceased to bear dividends. The dividend was originally expected to be settled by the issuance of common stock. At September 30, 2003, based on the unexpected change in the Company’s liquidity as a result of the sale of its passenger car and light truck product lines, the Company elected to settle the dividend for cash and accordingly, the accrued dividend was reclassified to current liabilities as of September 30, 2003. During the first quarter of fiscal 2004, the entire amount of $1,413 of Series A-1 dividends was declared and paid. No further dividends have accrued on Series A-1 Preferred stock after the payment of the previously accrued dividends. The exchange of Series A Preferred stock for Series A-1 Preferred stock resulted in an adjustment of $923 to the net loss allocable to common shareholders. This adjustment represented the difference between the carrying value of the Series A Preferred stock given up and the estimated fair value of the Series A-1 Preferred stock received. The conversion price for the Series A-1 Preferred stock was $.66 per share, subject to adjustment. The Series A Preferred stock was subordinate to the Series B and A-1 Preferred stock. The holders of the Series A-1 Preferred stock could convert to common at the earlier of July 2005 or upon a change of control. Prior to such time, the holders of the Series A-1 Preferred stock could convert to common only if the average of the closing bid price of the common as listed on the over the counter bulletin board, or wherever the common then trades for at least twelve of the last thirteen consecutive weeks prior to the date of conversion, is greater than or equal to $1.00 per share. Additionally, if certain conditions are met the Company could force conversion after three years, if the average weekly closing bid price of the common is greater than or equal to the conversion price for a period of at least twelve out of thirteen consecutive weeks ending no more than ten days prior to the date of conversion, or upon a change in control.

The Series A-1 Preferred stock had participating dividend rights equal to common shareholders and equal voting rights for each share of common stock their Series A-1 Preferred stock could be converted into. After the exchange transaction described above, there were 650 shares of Series A Preferred stock remaining outstanding with an adjusted conversion price of $1.29 per share. In August 2003, the Company redeemed 500 shares of the outstanding Series A Preferred stock for $73, which included accrued dividends of $23. During the first quarter of fiscal 2004, the Company redeemed the remaining 150 shares of Series A Preferred stock for $22, which included accrued dividends of $7.

The $15,000 of Series B Preferred stock issued in the recapitalization transaction had a minimum dividend rate of 15%; the dividend rate could increase under certain circumstances. The Series B Preferred stock was convertible into shares of common stock at any time at a conversion price of $.85 per share, subject to adjustment, and was subject to mandatory redemption seven years after issuance or upon a change in control of the Company. The Series B Preferred stock had participating dividend rights equal to common shareholders and equal voting rights for each share of common stock their Series B Preferred stock could be converted into. Additionally, the Series B Preferred stock had equal voting rights for each share of common stock their Series B Preferred stock could be converted into in addition to the right to elect a majority of the Board of Directors. Dividends on Series B Preferred stock were payable in cash when and if declared by the Company’s board of directors and agreed to by a majority of the holders of Series B Preferred stock. Accrued dividends could be converted by the holders into the Company’s common stock at the then current conversion rate. The Series B Preferred stock was recorded net of expenses and was being accreted to its redemption value of $15,000 over seven years. Dividends accrued on the Series B Preferred stock were included in the carrying value of the Series B Preferred stock. In the second quarter of fiscal 2003, the Company recognized additional costs of $119 related to the issuance of the Series B Preferred stock, which was netted against the carrying value of the Series B Preferred stock. During the fourth quarter of fiscal 2003, the Company issued 3,550 additional Series B Preferred stock for $355. These shares were issued to three of the Company’s officers and one employee of AIP. The $355 of Series B Preferred stock issued in fiscal 2003 have a minimum dividend rate of 15% and is convertible into common stock at any time at a conversion price of $.85 per share, subject to adjustment, and was subject to mandatory redemption and other provisions similar to the original issued shares of Series B Preferred stock.

Upon adoption of SFAS No. 150 during the fourth quarter of fiscal 2003, the Company recorded its mandatory redeemable Series B Preferred stock as a liability in the accompanying consolidated balance sheet since the Company did not have enough registered shares of common stock outstanding into which the Series B Preferred stock could be converted. The fair value of the Series B Preferred stock equaled its carrying value at the date the stock was recorded as a liability based on the implicit rate included in the stock at issuance. Preferred dividends associated with the Series B Preferred stock starting with the fourth quarter of fiscal 2003 were recorded as a separate component of interest expense in the accompanying consolidated statements of operations.

Fiscal 2004 Recapitalization

On September 30, 2004, the shareholders approved and the Company completed a recapitalization transaction with its Series B and Series A-1 Preferred stock shareholders. In connection with this transaction, the Company redeemed 98,114 shares of Series B Preferred stock for $26,436; converted the outstanding shares of Series A-1 Preferred stock into 11,848,740 shares of common stock; and converted the remaining 55,436 shares of Series B Preferred stock not redeemed into 11,761,495 shares of common stock. Upon completion of this transaction, all outstanding Series B and Series A-1 Preferred stock has either been redeemed or converted into common stock. Additionally, this transaction eliminated all Series A-1 Preferred stock, Series B Preferred stock and the related preferential dividends, including the elimination of all accrued and unpaid Series B dividends as of September 30, 2004. The liquidation preference rights held by all Series B Preferred stock shareholders were also eliminated. Prior to this transaction, the Series B Preferred stock shareholders, voting as a separate class, were entitled to elect a majority of the members of the Company’s board of directors. This voting provision has been eliminated and the holders of the Series B Preferred stock are no longer entitled to elect a majority of the members of the board of directors.

The Company recorded a $19,770 loss on extinguishment of debt related to the elimination of all outstanding Series B Preferred stock and accrued dividends. The loss on extinguishment of debt consists of the write-off of the remaining un-amortized capitalized Series B fees incurred in the fiscal 2002 recapitalization, which is described above, the accrual of the remaining portion of  the contractually obligated three years of dividends for Series B Preferred stock, a conversion premium, the write-off of the remaining unamortized capitalized loan fees with Wells, the net value of the of the put/call option agreement described below, and fees and expenses associated with the fiscal 2004 recapitalization transaction. The loss on extinguishment of debt has been recorded in other (income) expenses in the accompanying consolidated statements of operations for the year ended September 30, 2004.

Also on September 30, 2004, the Company entered into a put/call option agreement with American Industrial Partners Capital Fund III, L.P. (“AIP”). Under the option agreement, during the period commencing on September 30, 2006 and ending on September 30, 2007, AIP will have the right to require the Company to repurchase, in whole or in part, up to a maximum of 7,000,000 shares of the Company’s common stock held by AIP (the “Put”). The price for any shares the Company is required to repurchase upon exercise of the Put by AIP is the lesser of $1.00 per share or the average of the closing trading prices of the Company’s common stock for the 30 trading days immediately preceding the third business day before the notice of exercise of the Put is delivered by AIP. The Put may only be exercised by AIP one time. If the Company fails, for whatever reason, to pay the price of the Put for the shares required to be repurchased within 30 days after exercise of the Put by AIP, the Company is required to issue to AIP shares of the Company’s newly designated Series C Preferred stock. The number of shares of Series C Preferred stock to be issued to AIP will be determined by dividing the aggregate price of the shares of common stock held by AIP that the Company was required to repurchase upon exercise of the Put, but failed to do so, by $100. If shares of Series C Preferred stock are issued due to the exercise of the Put by AIP, these preferred shares will be senior to the Company’s common stock and any other class or series of stock. The Series C Preferred stock will accrue cumulative dividends on a daily basis at the rate of 15% per annum. In addition the Company will have redemption rights to be able to redeem all or any portion of the Series C Preferred stock at any time in minimum increments of 500 shares, at a price per share equal to $100 plus all accrued but unpaid dividends. Lastly, holders of the Series C Preferred stock will have a liquidation preference equal to $100 per share, plus accrued but unpaid dividends, in any liquidation of the Company. AIP also has the right to assign its rights to the Put to any person that holds at least

6,000,000 shares of the Company’s common stock prior to such assignment; however upon any such assignment, the right to the issuance of Series C Preferred stock upon failure of the Company to pay the price of the Put shall terminate. In addition, AIP may not assign the Put separately from the Call described below.

In exchange for the Put, under the option agreement, AIP granted the Company a right to elect to purchase from AIP (the “Call”) on October 31, 2007 all of the shares of the Company’s common stock then held by AIP, up to a maximum of 7,000,000 shares, at a price of $2.00 per share. In order to exercise the Call, the Company is required to deliver to AIP, not more than 30 nor fewer than ten days prior to the call date a written notice of its election to exercise the Call. The Company used a valuation expert to value both the Put and Call under the option agreement. The valuation as of September 30, 2004 resulted in a Put value of $613 and a Call value of $280. The $333 difference between the value of the Put and the value of the Call has been recorded as part of the loss on extinguishment of debt discussed above and as a long-term liability in the accompanying consolidated balance sheets at September 30, 2004. The Company will revalue both the Put and the Call on a quarterly basis, with the change recorded to other (income) expense.

Note 16. Stock Options

The Company currently has two qualified stock option plans. The Restated 1993 Stock Option Plan (“the 1993 Plan”) reserves an aggregate of 4,500,000 shares of the Company’s common stock for the issuance of stock options which may be granted to employees, officers and directors of and consultants to the Company. Under the terms of the 1993 Plan, the Company may grant “incentive stock options” or “non-qualified options” at not less than the fair market value on the date of grant. Options granted under the 1993 Plan have a vesting schedule determined by the Compensation Committee of the Board of Directors and expire ten years after the date of grant. Effective May 15, 2003, the 1993 Plan was restated to incorporate various clarifying changes. These changes neither increase the number of shares available nor expand the category of individuals that may be included in the plan. At September 30, 2004 and 2003, the Company had 1,724,083 and 2,079,250 shares, respectively, available for future grants.

Stock option activity during the periods indicated under the 1993 Plan is as follows:

	Shares Available	Shares Subject
	For Grant	To Options	Option Prices
Outstanding at September 30, 2001	2,250,280	2,179,220	$1.50 –	3.63
Granted	(925,000)	925,000		.66
Canceled	450,000	(450,000)		2.13
Outstanding at September 30, 2002	1,775,280	2,654,220	.66 –	3.63
Granted	(1,040,000)	1,040,000		.66
Canceled	1,343,970	(1,343,970)	.66 –	2.94
Outstanding at September 30, 2003	2,079,250	2,350,250	.66 –	3.63
Granted	(961,667)	961,667	.77 –	.78
Canceled	606,500	(606,500)	.66 –	2.94
Outstanding at September 30, 2004	1,724,083	2,705,417	$ .66 –	3.63

The non-employee Director Plan (the “1995 Plan”) reserves an aggregate of 400,000 shares of the Company’s common stock for the issuance of stock options which may be granted to non-employee directors of the Company. Under this plan the non-employee directors are each automatically granted 10,000 options at a price equal to the market value on the date of grant which is the date of the annual shareholders’ meeting each year, exercisable for 10 years after the date of the grant. Directors who are affiliated with American Industrial Partners or Dolphin Offshore Investments are not eligible to participate in this plan at this time. These options are exercisable as to 25% of the shares thereby on the date of grant and as to an additional 25%, cumulatively on the first, second and third anniversaries of the date of grant. At September 30, 2004 and 2003 there were 240,000 and 270,000 shares, respectively, available for grant under the 1995 Plan.

Stock option activity during the periods indicated under the 1995 Plan is as follows:

	Shares Available	Shares Subject
	For Grant	To Options	Option Prices
Outstanding at September 30, 2001	200,000	200,000	$2.13 – 3.66
Granted	(100,000)	100,000.66
Outstanding at September 30, 2002	100,000	300,000	.66 – 3.66
Granted	(30,000)	30,000.66
Canceled	200,000	(200,000)	.66 – 3.66
Outstanding at September 30, 2003	270,000	130,000	.66 – 3.00
Granted	(30,000)	30,000.75
Outstanding at September 30, 2004	240,000	160,000	$.66 – 3.00

The following table summarizes information about stock options under both plans outstanding at September 30, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at September 30, 2004	Weighted Average Remaining Contractual Life—Years	Weighted Average Exercise Price	Number Exercisable at September 30, 2004	Weighted Average Exercise Price
$ .66 – .78	2,459,167	8.9	$.70	603,500	$.70
1.50 – 2.69	359,750	3.5	2.37	359,750	2.37
2.88 – 3.63	46,500	0.5	3.32	46,500	3.32
$ .66 – 3.63	2,865,417	8.1	$.96	1,009,750	$.96

At September 30, 2003 and 2002, 989,905 and 1,910,345 options, respectively, were exercisable at weighted average exercise prices of $1.09 and $2.36 per share, respectively.

Note 17. Dispositions

Passenger car and light truck ETC asset sale

On September 30, 2003, the Company sold substantially all of its assets used to manufacture passenger car and light truck electronic throttle controls. The sold assets included accounts receivable, inventories, deposits, prepaid expenses, and property, plant and equipment. In addition, certain liabilities such as accounts payable and accrued expenses were assumed by the buyer. Included in other accounts receivable on the accompanying consolidated balance sheet at September 30, 2003 is a $6,833 receivable for the cash proceeds associated with the sale of assets of the passenger car and light truck product lines, which was received in October 2003. Proceeds from the sale of these assets were used to reduce the Company’s outstanding bank debt with Wells, including payment in full of the existing revolving loan, Term Loan B and a portion of Term Loan A. The Company recognized an $8 gain on the sale of its passenger car and light truck assets, which is included in administrative expenses in fiscal 2003 on the accompanying consolidated statements of operations. The passenger car and light truck electronic throttle control products represented a component of the Company’s continuing vehicle components segment, which consists of the manufacturing of electronic throttle controls primarily for heavy trucks and other vehicles.

Note 18. Discontinued Operations

NESC

On February 13, 2004, the Company sold assets associated with its NESC operations for $74. The assets sold included inventories, property, plant and equipment and the right to a product patent. The Company retained the accounts receivables. In accordance with SFAS No. 144 “Accounting for Impairment or Disposal of Long-lived Assets”, the Company recognized a loss from sale and loss from operations in discontinued operations in the accompanying consolidated statement of operations related to the sale of its NESC assets. During the first quarter of fiscal 2004, the Company met the requirements of SFAS No. 144 to classify the assets to be sold as “Net Assets Held for Sale” and accordingly the assets were written down to their fair market value resulting in a $151 loss before income taxes. The total loss before income taxes of $183 from the sale of discontinued operations for the fiscal year ended September 30, 2004 was calculated based on the net proceeds of the assets sold less the current book value at the date of the sale.

Net sales for NESC for the year ended September 30, 2004 were $181, and are not included in total net sales in the accompanying consolidated statements of operations. For the year ended September 30, 2004, NESC incurred negative gross margin of $16 and total operating expenses of $90, resulting in a net loss before income taxes of discontinued operations of $106.

Net sales for NESC for the year ended September 30, 2003 were $617, and are not included in total net sales in the accompanying consolidated statements of operations. For the year ended September 30, 2003, NESC incurred negative gross margin of $9 and total operating expenses of $219, resulting in a loss from operations of discontinued operations of $228.

Net sales for NESC for the year ended September 30, 2002 were $587, and are not included in total net sales in the accompanying consolidated statements of operations. For the year ended September 30, 2002, NESC generated gross margin of $67 and total operating expenses of $201, resulting in a loss from operations of discontinued operations of $147.

Kenco

During the second quarter of fiscal 2003, the Company settled a lease obligation of its previously discontinued Kenco Williams business. A gain of $120 resulted from this settlement, which has been recorded in discontinued operations for the year ended September 30, 2003 on the accompanying consolidated statements of operations.

Agriculture Equipment Segment

On May 3, 2000, the Company completed the sale of the previously discontinued Agriculture Equipment Segment operation. In October 2001, the Company exchanged a building of its previously discontinued Agricultural Equipment segment with a carrying value of $0 in satisfaction of mortgage debt of $417. The resulting gain has been recorded in discontinued operations on the accompanying statement of operations and reflected as a gain on sale of buildings, as the fair value of the building was estimated to equal or exceed the carrying value of the debt. In September 2002, the Company was released from a note obligation of $799 in exchange for releasing certain assets and equipment with a carrying value of $0 to the former owner of one of the operating entities of the agriculture equipment. Also, in September 2002, the Company negotiated the settlement of a commission due on the attempted sale of the previously discontinued Agriculture Equipment Segment assets and recorded a gain of $145. The gain related to the discontinued agricultural equipment segment recorded in fiscal 2002 was $1,384, and is reported as discontinued operations in the consolidated statements of operations for the year ended September 30, 2002.

Note 19. Related Parties

On September 30, 2004, the Company entered into an Amended and Restated Management Services Agreement with American Industrial Partners (“AIP Advisor”) and Dolphin Advisors, LLC (“Dolphin Advisor”). AIP Advisor is an affiliate of AIP, and Dolphin Advisor is an affiliate of Dolphin Offshore Partners, L.P. and Dolphin Direct Equity Partners, L.P. (together, “Dolphin”). Prior to the fiscal 2004 recapitalization transaction discussed in Note 15, Dolphin held approximately 13% of the outstanding shares of the Series B Preferred Stock and 16.4% of the outstanding shares of Series A-1 Preferred Stock. The restated management services agreement amends and restates the previously existing Management Services Agreement, dated July 1, 2002, between the Company and AIP Advisor.

Under the restated management services agreement, each of AIP Advisor and Dolphin Advisor will provide advisory and management services to the Company and its subsidiaries. In consideration of the services to be provided by AIP Advisor and Dolphin Advisor, the Company is required to pay each of AIP and Dolphin an annual management fee, payable in quarterly installments commencing January 1, 2005, equal to $80 payable to AIP Advisor and $120 payable to Dolphin Advisor. The Company’s obligation to pay the annual fee to AIP Advisor or Dolphin Advisor will terminate automatically as of August 1, 2007. If AIP exercises the Put, as discussed in Note 15, the restated management services agreement, including the obligation to pay the annual fee to AIP Advisor, will remain with respect to AIP Advisor until the Company has satisfied its obligations to AIP under the Put. Under the previously existing Management Services Agreement, the Company paid an annual management fee of $400 in both fiscal 2004 and 2003 and $100 in fiscal 2002, which were recorded in administration expenses in the accompanying consolidated statements of operations.

In March 2004, the Company issued 216,667 shares of restricted common stock to certain employees at $0.75 per share, which approximated the market value price at the date of the transaction. In addition, the Company issued stock options to each employee that purchased common stock. The total options granted were 866,667, which vest over a five year period from the date of grant.

The Company engaged Taglich Brothers, Inc. (“Taglich”) pursuant to a retainer agreement dated August 14, 2001 as placement agent with respect to various financings, including private equity financings. The Company paid a fee of $400 for assisting in the fiscal 2002 recapitalization effort, specifically completing the Series B investment transaction with AIP and $200 for (a) obtaining commitments from persons to purchase additional shares of Series B Preferred stock from investors other than AIP and its affiliates; (b) obtaining tenders from the holders of at least 90% of the Series A Preferred stock in the Exchange Offer; and (c) obtaining commitments from at least 90% of the holders of 7.5% Convertible Subordinated Debentures to extend the maturity date of such debentures to 24 months from the closing of the purchase of the Series B Preferred stock under the Stock Purchase Agreement. Douglas E. Hailey, who is a director of the Company, is affiliated with Taglich. The $400 fee accrued in 2002 was paid as $280 in cash in fiscal 2002 and 181,819 shares of the Company’s common stock, valued at $120, were issued in fiscal 2003.

The Company paid to Mr. Samuel Greenawalt, a director of the Company, a fee of $50 for his assistance in the sale of the Company’s global positioning system business, GeoFocus. The fee accrued in the year ended September 30, 2002 was paid as $40 cash in fiscal 2002 and 15,151 shares of the Company’s common stock, valued at $10, were issued in fiscal 2003.

During the fourth quarter of fiscal 2003, the Company issued 3,550 additional Series B Preferred Stock for $355. These shares were issued to three of the Company’s officers and one employee of AIP. All of these shares of Series B Preferred Stock were converted into common shares as part of the fiscal 2004 recapitalization as discussed in Note 15.

In August 2003, the Company redeemed 500 shares from Company officers of the outstanding Series A Preferred Stock for $73, which included accrued dividends of $23.

Note 20. Business Segment Information

The Company accounts for its segments in accordance with SFAS No.131 “Disclosures about Segments of an Enterprise and Related Information.” Inter-segment revenues and related earnings are not material. Management evaluates segment performance primarily based on revenue and operating income; therefore, other items included in pretax income, consisting primarily of interest income or expense, are not reported in segment results. The Company used aggregation criteria to present segment information through 2002. The Company operated in two business segments: (1) vehicle components and (2) electrical components. As a result of terminating and selling certain product lines, the Company has no significant current operations in the electrical components segment. In prior years, the electrical components segment met certain quantitative thresholds for disclosure pursuant to SFAS No. 131, therefore financial information for the electrical components segment is shown for the year ended September 30, 2002.

2002
Net sales by classes of similar products from continuing operations
Vehicle components	$51,598
Electrical components and GPS	319
Total net sales from continuing operations	$51,917
Income (loss) from continuing operations
Vehicle components	$3,868
Electrical components and GPS	(804)
Loss on impairment of assets—AJAY	(3,565)
Total loss from continuing operations	$(501)
Identifiable assets
Vehicle components	$26,115
Electrical components and GPS	76
Corporate	131
Total assets	$26,322
Capital expenditures
Vehicle components	$1,229
Total capital expenditures	$1,229
Depreciation and amortization
Vehicle components	$2,487
Electrical components and GPS	185
Total depreciation and amortization	$2,672

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

Year ended September 30,	2004	2003	2002
Canada	$5,998	$5,387	$5,172
Sweden/Belgium	7,007	6,009	5,315
Mexico	1,761	1,211	1,474
Other	4,299	3,252	2,838
Net Sales-export	19,065	15,859	14,799
United States	38,985	35,443	37,118
	$58,050	$51,302	$51,917

Note 21. Employment Agreements

In January 2003, the Company entered into employment agreements with its three executive vice presidents. Each contract is for a term of four years beginning October 1, 2002 and specifies an initial base salary per year, plus bonus based on parameters established by the board of directors. The agreements also provide for a one-year severance payment under certain circumstances in the event the Company terminates the agreements prior to the end of the contract period. The employment agreement for one of the above mentioned executive vice presidents was assigned to Teleflex, Incorporated as part of the sale of assets of the passenger car and light truck product lines; however, the Company has retained an obligation for one-half of the severance associated with the employment agreement under certain circumstances.

The Company has entered into an employment agreement with Patrick W. Cavanagh for the position of President and Chief Executive Officer. The agreement was finalized in the fourth quarter of fiscal 2004 and Mr. Cavanagh’s employment commenced on October 4, 2004. The contract specifies an initial base salary per year, bonus parameters established by the board of directors, relocation assistance and stock options grants to be made in fiscal 2005. The agreement also provides for severance payments under certain circumstances in the event the Company terminates the agreement prior to the end of the contract period.

Note 22. Quarterly Data (unaudited)

	First	Second	Third	Fourth
2004	Quarter	Quarter	Quarter	Quarter(1)	Annual
Continuing operations:
Net sales	$12,538	$14,477	$15,127	$15,908	$58,050
Cost of sales	8,696	10,016	10,098	10,424	39,234
Gross margin	$3,842	$4,461	$5,029	$5,484	$18,816
Operating expenses (excluding losses & gains)	$1,763	$2,353	$2,383	$2,599	$9,098
(Gain) loss from discontinued operations	$164	$84	$41	$(111)	$178
Loss on extinguishment of Series B Preferred Stock	$—	$—	$—	$19,770	$19,770
Net income (loss)	$1,090	$1,162	$1,472	$(7,782)	$(4,058)
Income (loss) per common share—basic	$0.05	$0.06	$0.04	$(0.33)	$(0.19)
Income (loss) per common share—diluted	$0.03	$0.03	$0.04	$(0.33)	$(0.19)

	First	Second	Third	Fourth
2003	Quarter	Quarter(2)	Quarter	Quarter(2)(3)	Annual
Continuing operations:
Net sales	$11,981	$13,054	$12,381	$13,886	$51,302
Cost of sales	8,978	10,792	9,541	11,015	40,326
Gross margin	$3,003	$2,262	$2,840	$2,871	$10,976
Operating expenses (excluding losses & gains)	$2,281	$2,571	$2,457	$2,832	$10,141
Gain from settlement with customer	$—	$(951)	$—	$—	$(951)
(Gain) loss from discontinued operations	$49	$(70)	$(19)	$148	$108
Net income (loss)	$895	$625	$324	$(908)	$936
Income (loss) per common share—basic	$0.01	$0.00	$(0.02)	$(0.05)	$(0.05)
Income (loss) per common share—diluted	$0.01	$0.00	$(0.02)	$(0.05)	$(0.05)

(1)          In the fourth quarter of fiscal 2004, the Company recorded a $19,770 loss on extinguishment of debt (see Note 15). The Company also recorded an income tax benefit of $9,265 primarily related to the reversal of the valuation allowance on its deferred tax assets as of September 30, 2004 (see Note 12).

(2)          In the second quarter of fiscal 2003, the Company recorded a $985 warranty accrual related to higher than normal warranty claims with one customer. In the fourth quarter of fiscal 2003, an additional accrual of $336 was recorded related to these warranty claims based on actual results to date and the Company’s assessment of its remaining obligation. In addition, during the fourth quarter of fiscal 2003, the Company recorded a $225 warranty accrual related to higher than normal warranty claims with one customer in the passenger car and light truck product lines (see Note 2).

(3)          In the fourth quarter of fiscal 2003, dividends and accretion of $731 for Series B Preferred stock was recorded as interest expense and thus deducted from net income (see Note 15). In addition, in the fourth quarter of 2003 the Company recorded a $320 reduction in its post retirement medical liability (see Note 11).

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.   Controls and Procedures

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

Part III

Item 10.   Directors and Executive Officers of the Registrant

Incorporated by reference to the Company’s 2004 Proxy Statement to be filed February 17, 2005.

Item 11.   Executive Compensation

Incorporated by reference to the Company’s 2004 Proxy Statement to be filed February 17, 2005.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference to the Company’s 2004 Proxy Statement to be filed February 17, 2005.

Item 13.   Certain Relationships and Related Transactions

Incorporated by reference to the Company’s 2004 Proxy Statement to be filed February 17, 2005.

Item 14.   Principal Accountant Fees and Services

Incorporated by reference to the Company’s 2004 Proxy Statement to be filed February 17, 2005.

Part IV

Item 15.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)          Financial Statements.

(1)          See Index to Financial Statements in Item 8 on page 23 of this Form 10-K.

(2)   All schedules are omitted because they are not required, not applicable or the required information is given in the Consolidated Financial Statements.

(3)   The Exhibit Index beginning on page 67 is incorporated herein by reference as the list of exhibits required as part of this Report.

(b)         Reports on Form 8-K.

On July 29, 2004, the Company filed a current report on Form 8-K to provide under Item 5 and 7 a press release reporting the announcement of Patrick Cavanagh being named President and Chief Executive Officer effective October 4, 2004.

On August 16, 2004, the Company furnished a current report on Form 8-K to provide under Items 7 and 12 a press release reporting the release of earnings for the third quarter of fiscal 2004. Such information shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934.

On August 30, 2004, the Company filed a current report on Form 8-K to provide under Items 8.01 and 9.01 a press release reporting the approval by the Company’s board of directors of restructuring the capital structure of the Company subject to approval by shareholders.

(c)          The exhibits required by Item 601 of Regulation S-K to be filed as part of this Report or incorporated herein by reference to the Exhibit Index beginning on page 67.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLIAMS CONTROLS, INC.
Date:	December 27, 2004	By	/s/ R. EUGENE GOODSON
R. Eugene Goodson, Chairman of the Board, President and Chief Executive Officer through September 30, 2004
Date:	December 27, 2004	By	/s/ PATRICK W. CAVANAGH
Patrick W. Cavanagh, President and Chief Executive Officer commencing October 1, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	December 27, 2004	By	/s/ R. EUGENE GOODSON
R. Eugene Goodson, Chairman of the Board, President and Chief Executive Officer through September 30, 2004
Date:	December 27, 2004	By	/s/ PATRICK W. CAVANAGH
Patrick W. Cavanagh, President and Chief Executive Officer commencing October 1, 2004
Date:	December 27, 2004	By	/s/ DENNIS E. BUNDAY
Dennis E. Bunday, Executive Vice President, Chief Financial Officer and Principal Accounting Officer
Date:	December 27, 2004	By	/s/ PETER E. SALAS
Peter E. Salas, Director
Date:	December 27, 2004	By	/s/ CARLOS P. SALAS
Carlos P. Salas, Director
Date:	December 27, 2004	By	/s/ KIRK R. FERGUSON
Kirk R. Ferguson, Director

Date:	December 27, 2004	By	/s/ WILLIAM I. MORRIS
Williams I. Morris, Director
Date:	December 27, 2004	By	/s/ H. SAMUEL GREENAWALT
H. Samuel Greenawalt, Director
Date:	December 27, 2004	By	/s/ DOUGLAS E. HAILEY
Douglas E. Hailey, Director
Date:	December 27, 2004	By	/s/ DONN J. VIOLA
Donn J. Viola, Director

Williams Controls, Inc.

Exhibit Index

Exhibit Number	Description
2.01

Asset Purchase Agreement, dated as of September 30, 2003, by and among the Company, Teleflex Incorporated and Teleflex Automotive Incorporated (Incorporated by reference to Exhibit 2.1 to the Registrant’s current report on Form 8-K filed on December 9, 2003).

3.01	Certificate of Incorporation of the Registrant as amended. (Incorporated by reference to Exhibit 3.1 to the Registrant’s annual report on form 10-K for the fiscal year ended September 30, 1995)
3.02	Restated By-Laws of the Registrant as amended July 1, 2002. (Incorporated by reference to Exhibit 3.6 to the Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2002)
4.01

Specimen Unit Certificate (including Specimen Certificate for shares of Common Stock and Specimen Certificate for the Warrants). (Incorporated by reference to Exhibits 1.1 and 1.2 to the Registrant’s Registration Statement on Form 8-A, Commission File No. 0-18083, filed with the Commission on November 1, 1989)

4.02

Certificate to Provide for the Designation, Preferences, Rights, Qualifications, Limitations or Restrictions Thereof, of the Series A Preferred Stock, 7 1/2% Redeemable Convertible Series (Incorporated by reference to Exhibit 3.1 to the Registrant’s quarterly report on form 10-Q for the quarter ended March 31, 1998)

4.03

Certificate to Provide for the Designation, Preferences, Rights, Qualifications, Limitations or Restrictions Thereof, of the Series A-1 Preferred Stock, Non-Redeemable Convertible Series. (Incorporated by reference to Exhibit 3.3 to the Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2002)

4.04

Certificate to Provide for the Designation, Preferences, Rights, Qualifications, Limitations or Restrictions Thereof, of the Series B Preferred Stock, 15% Redeemable Convertible Series (Incorporated by reference to Exhibit (d)(v) to the Schedule TO-I/A filed on July 5, 2002).

4.05	Certificate of Elimination for Mandatory Preferred Stock (Incorporated by reference to Exhibit (d)(vi) to the Schedule TO-I/A filed on July 5, 2002)
4.06

Certificate of Amendment to the Designation, Preferences, Rights, Qualifications, Limitations or Restrictions Thereof, of the Series A-1 Preferred Stock, Non-Redeemable Convertible Series (Incorporated by reference to the Registrant’s report on Form 8-K, filed on September 29, 2004)

4.07

Certificate to Provide for the Designation, Preferences, Rights, Qualifications, Limitations or Restrictions Thereof, of the Series C Preferred Stock, 15% Redeemable Non-Convertible Series (Incorporated by reference to the Registrant’s report on Form 8-K, filed on September 29, 2004)

4.08

Certificate of Amendment to the Certificate to Provide for the Designation, Preferences, Rights, Qualifications, Limitations or Restrictions Thereof, of the Series B Preferred Stock, 15% Redeemable Convertible Series (Incorporated by reference to the Registrant’s report on Form 8-K, filed on September 29, 2004)

10.01(a)	Form of Indemnification Agreement for H. Samuel Greenawalt. (Incorporated by reference to Exhibit 10.1(c) to the Registrant’s annual report on Form 10-K for the fiscal year ended September 30, 1993)

10.01(b)	Form of Indemnification Agreement for Douglas E. Hailey (Incorporated by reference to Exhibit 10.1(a) to the Registrant’s quarterly report on Form 10-Q for the quarter ended December 31, 2001)
10.02	The Company’s 1995 Stock Option Plan for Non-Employee Directors. (Incorporated by reference to Exhibit 10.3 to the Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 1995)
10.03	The Registrant’s 1993 Stock Option Plan as amended to date. (Incorporated by reference to Exhibit 10.4(b) to the Registrant’s annual report on Form 10-k for the fiscal year ended September 30,1998)
10.05

Master Services Agreement, dated as of July 1, 2002, by and among American Industrial Partners, a Delaware general partnership, and the Company (Incorporated by reference to Exhibit (d)(ix) to the Schedule TO-I/A filed on July 5, 2002).

10.06	Dolphin Side Letter, dated as of July 1, 2002 (Incorporated by reference to Exhibit (d)(xi) to the Schedule TO-I/A filed on July 5, 2002).
10.07	Form of Amended and Restated Subordinated Debenture Due July 1, 2004 (Incorporated by reference to Exhibit (d)(xii) to the Schedule TO-I/A filed on July 5, 2002).
10.08

Amended and Restated Credit Agreement, including Promissory Notes for the Revolving Credit Loan and Terms Loans A and B, dated July 1, 2002 (Incorporated by reference to Exhibit (d)(xiii) to the Schedule TO-I/A filed on July 5, 2002).

10.09

Put/Call Option Agreement, dated September 30, 2004, between Williams and American Industrial Partners Capital Fund III, L.P. (Incorporated by reference to the Registrant’s report on Form 8-K, filed on September 29, 2004)

10.10

Credit Agreement, dated September 27, 2004, among Williams, Williams Controls Industries, Inc., a wholly-owned subsidiary of Williams, and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services, Inc. (Incorporated by reference to the Registrant’s report on Form 8-K, filed on September 29, 2004)

10.11

Amended and Restated Management Services Agreement, dated September 30, 2004, among Williams, American Industrial Partners and Dolphin Advisors, LLC (Incorporated by reference to the Registrant’s report on Form 8-K, filed on September 29, 2004)

18	Preferability Letter of Independent Registered Public Accounting Firm related to the change in the measurement date for Williams pension plans from September 30 to August 31 (Filed herewith)
21	List of Subsidiaries (Filed Herewith)
23	Consent of Independent Registered Public Accounting Firm (Filed herewith)
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) (Filed herewith)
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) (Filed herewith)
99.1	Certification of R Eugene Goodson and Patrick W. Cavanagh Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification of Dennis E. Bunday Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002