Form 10-Q
period 2004-12-31
WILLIAMS CONTROLS INC
filed 2005-02-07
CIK 854860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ x ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2004

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________to_____________

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

Yes [   ]     No [X]

The number of shares outstanding of the registrant’s common stock at January 31, 2005: 46,629,411

Williams Controls, Inc.

December 31, 2004

Part I

Item 1. Financial Statements

Williams Controls, Inc.
Condensed Consolidated Balance Sheets
(Dollars in thousands, except per share information)
(Unaudited)

	December 31, 2004	September 30, 2004
ASSETS
Current Assets:
Cash and cash equivalents	$3,995	$2,482
Trade accounts receivable, less allowance of
$28 and $20 at December 31, 2004 and September 30
2004, respectively	7,081	8,193
Other accounts receivable	461	424
Inventories	3,502	3,777
Deferred income taxes	2,116	2,116
Prepaid expenses and other current assets	690	290

Total current assets	17,845	17,282
Property, plant and equipment, net	6,054	5,402
Deferred income taxes	6,300	7,247
Other assets, net	1,181	1,194

Total assets	$31,380	$31,125

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$3,775	$4,084
Accrued expenses	4,437	4,969
Current portion of employee benefit obligations	1,638	1,240
Current portion of long-term debt and capital lease obligations	3,455	3,454

Total current liabilities	13,305	13,747
Long-term Liabilities:
Long-term debt and capital lease obligations	16,066	16,640
Employee benefit obligations	7,330	7,440
Other long-term liabilities	-	333
Commitments and contingencies
Stockholders' Deficit:
Series C Preferred Stock ($.01 par value, 100,000 authorized; 0 issued and outstanding at December 31, 2004 and September 30, 2004,
respectively)	-	-
Common stock ($.01 par value, 50,000,000 authorized; 46,629,411 issued and outstanding at December 31, 2004 and September 30,
2004)	466	466
Additional paid-in capital	35,960	35,960
Accumulated deficit	(35,744)	(37,458)
Treasury stock (130,200 shares at December 31, 2004 and
September 30, 2004)	(377)	(377)
Other comprehensive loss - Pension liability adjustment	(5,626)	(5,626)

Total stockholders' deficit	(5,321)	(7,035)

Total liabilities and stockholders' deficit	$31,380	$31,125

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

Williams Controls, Inc.
Condensed Consolidated Statements of Operations
(Dollars in thousands, except share and per share information)
(Unaudited)

	Three Months Ended December 31,
	2004	2003
Net sales	$15,169	$12,538
Cost of sales	10,048	8,696

Gross profit	5,121	3,842

Operating expenses:
Research and development	730	610
Selling	316	274
Administration	1,283	879

Total operating expenses	2,329	1,763

Operating income from continuing operations	2,792	2,079

Other (income) expenses:
Interest expense - Debt, net	462	21
Interest expense - Series B Preferred Stock dividends and accretion	-	769
Gain on put/call option agreement	(355)	-
Other income, net	(18)	(5)

Total other expenses	89	785

Income from continuing operations before income taxes	2,703	1,294
Income tax expense	989	40

Net income from continuing operations	1,714	1,254

Discontinued operations:
Loss from discontinued operations	-	164

Net income	$1,714	$1,090

Income per common share from continuing operations - basic	$0.04	$0.04
Loss per common share from discontinued operations - basic	-	(0.01)

Net income per common share - basic	$0.04	$0.03

Weighted average shares used in per share calculation - basic	46,629,411	31,875,492

Income per common share from continuing operations - diluted	$0.04	$0.04
Loss per common share from discontinued operations - diluted	-	(0.01)

Net income per common share - diluted	$0.04	$0.03

Weighted average shares used in per share calculation - diluted	47,338,915	31,877,514

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

Williams Controls, Inc.
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Three Months Ended December 31,
	2004	2003
Cash flows from operating activities:
Net income	$1,714	$1,090
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	228	400
Deferred income taxes	947	-
Gain on put/call option agreement	(355)	-
Loss from discontinued operations	-	164
Loss from disposal of fixed assets	-	5
Interest expense - Series B Preferred Stock dividends and accretion	-	769
Changes in operating assets and liabilities
Receivables, net	1,075	333
Inventories	275	163
Accounts payable and accrued expenses	(841)	(1,190)
Other	(111)	(755)

Net cash provided by operating activities	2,932	979

Cash flows from investing activities:
Purchases of property, plant and equipment	(846)	(202)
Net proceeds received from sale of assets	-	6,010

Net cash provided by (used in) investing activities	(846)	5,808

Cash flows from financing activities:
Net payments of debt and capital lease obligations	(573)	(4,411)
Payment of Series A-1 dividends	-	(1,413)
Redemption of Series A Preferred Stock	-	(22)

Net cash used in financing activities	(573)	(5,846)

Net increase in cash and cash equivalents	1,513	941
Cash and cash equivalents at beginning of period	2,482	101

Cash and cash equivalents at end of period	$3,995	$1,042

Supplemental disclosure of cash flow information:
Interest paid	$288	$34

Income taxes paid	$1	$-

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

Williams Controls, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Three Months ended December 31, 2004 and 2003
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

Note 2. Basis of Presentation

        The accompanying unaudited interim condensed consolidated financial statements have been prepared by the Company and, in the opinion of management, reflect all material normal recurring adjustments necessary to present fairly the Company’s financial position as of December 31, 2004 and the results of operations and cash flows for the three months ended December 31, 2004 and 2003. The results of operations for the three months ended December 31, 2004 are not necessarily indicative of the results to be expected for the entire fiscal year.

        Certain information and footnote disclosures made in the last Annual Report on Form 10-K have been condensed or omitted for the interim consolidated statements. Certain costs are estimated for the full year and allocated to interim periods based on activity associated with the interim period. Accordingly, such costs are subject to year-end adjustment. It is Management’s opinion that, when the interim consolidated statements are read in conjunction with the September 30, 2004 annual report on Form 10-K, the disclosures are adequate to make the information presented not misleading. The interim consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

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

        In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (Revised 2004), “Share Based Payment”. This statement requires that compensation cost relating to share-based payment transactions be recognized in financial statements. Compensation cost will be measured based on the fair value of the equity or liability instruments issued. Share-based compensation arrangements include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee stock purchase plans. SFAS No. 123R replaces SFAS No. 123 and supercedes APB No. 25 and is effective for the first interim or annual reporting period that begins after June 15, 2005, upon which time the Company will adopt the provisions of this statement. Until such time, the Company will continue to account for its stock-based compensation plans in accordance with APB No. 25.

        For the three months ended December 31, 2004, the Company granted stock options to one employee. The Company computed, for pro forma disclosure purposes, the value of all the options granted during the three months ended December

31, 2004, using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following weighted average assumptions for grants. There were no option grants during the three months ended December 31, 2003.

Weighted Average
Risk-free interest rate	3.85%
Expected dividend yield	0%
Expected lives	7years
Expected volatility	97%

        Using the Black-Scholes methodology, the total value of options granted during the three months ended December 31, 2004 was $780, which would be amortized on a pro forma basis over the five year vesting period of the options. The weighted average per share fair value of options granted during the three months ended December 31, 2004 was $.78.

        If the Company had accounted for its stock-based compensation plans using the fair value-based method in accordance with SFAS No. 123, the Company’s net income and net income per share would approximate the pro forma disclosures below:

	Three Months Ended December 31,
	2004	2003
Net income allocable to common stockholders as reported	$1,714	$1,090

Less: Total stock-based employee compensation expense
determined under fair value based method, net of related tax effects	98	36

Pro forma net income	$1,616	$1,054

Earnings per share:
Basic - as reported	$0.04	$0.03

Basic - pro forma	$0.03	$0.03

Diluted - as reported	$0.04	$0.03

Diluted - pro forma	$0.03	$0.03

Note 4. Comprehensive Income

        Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income,” requires companies to report a measure of all changes in equity except those resulting from investments by owners and distributions to owners. Total comprehensive income for the three months ended December 31, 2004 and 2003 was $1,714 and $1,090, respectively, and consisted solely of net income. As of December 31, 2004, accumulated other comprehensive loss was ($5,626) and consisted of accumulated benefit obligations in excess of the plan assets for both the Hourly Employees pension plan and the Salaried Employees pension plan.

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

        Following is a reconciliation of basic EPS and diluted EPS from continuing operations:

	Three Months Ended December 31, 2004			Three Months Ended December 31, 2003
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS -
Weighted average common shares
outstanding		46,629,411			20,125,492
Effect of participating securities:
Preferred stock - Series A-1		-			11,750,000

Income allocable to common
stockholders from continuing
operations	$1,714	46,629,411	$0.04	$1,254	31,875,492	$0.04

Diluted EPS -
Effect of dilutive securities -
Stock options	-	709,504		-	-
Preferred stock - Series A	-	-		-	2,022

Income allocable to common
stockholders from continuing
operations	$1,714	47,338,915	$0.04	$1,254	31,877,514	$0.04

        For the three months ended December 31, 2004, the Company had options and warrants covering 1,471,150 shares that were not considered in the dilutive EPS calculation since they would have been antidilutive. For the three months ended December 31, 2003, the Company had options and warrants covering 7,181,719 shares not considered in the dilutive EPS calculation since they would have been antidilutive.

        The Company adopted EITF 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128” during the quarter ended June 30, 2004. EITF 03-6 requires that participating securities that are convertible into common stock be included in the computation of Basic EPS if the effect is dilutive. The Company’s Series A-1 Preferred Stock stockholders participate in the dividend rights equal to common stockholders for each share of common stock their preferred stock could be converted into. Therefore, in accordance with EITF 03-6, the Company’s Basic EPS reported for the three months ended December 31, 2003 has been retroactively restated to $0.04 per share from $0.06 per share to reflect the participation rights of the Series A-1 Preferred Stock stockholders in payment of dividends.

Note 6. Inventories

        Inventories consist of the following:

	December 31, 2004	September 30, 2004
Raw materials	$2,238	$2,461
Work in process	273	305
Finished goods	991	1,011

	$3,502	$3,777

Note 7. Fiscal 2004 Recapitalization

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

Note 8. Patent License Agreements

        During fiscal 2003 the Company obtained a license agreement for use of an adjustable pedal design for its heavy truck and transit bus product lines. This agreement required an initial payment of $125, which was paid in fiscal 2003, and a $75 payment to be paid based on certain criteria, which was paid during the first quarter of fiscal 2005. The Company will also make royalty payments based on the number of units sold. The Company plans to begin selling these products in the fourth quarter of 2005 and, consequently, has not begun amortizing the initial payments. The agreement is for a period of three years and is renewed annually if certain sales thresholds are met.

        Additionally, as part of the sale of the Company’s passenger car and light truck product lines to Teleflex Incorporated on September 30, 2003, the Company obtained the right to use certain of Teleflex’s adjustable pedal patents in exchange for Teleflex receiving licenses for certain of the Company’s patents.

Note 9. Settlement of accounts payable

        Included in the accompanying consolidated balance sheet is approximately $1,377 of old accounts payable related to closed insolvent subsidiaries of the Company. In accordance with SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, a debtor can only relieve itself of a liability if it has been extinguished. A liability is considered extinguished if (a) the debtor pays the creditor and is relieved of its obligation for the liability or (b) the debtor is legally released from being the primary obligor under the liability, either judicially or by the creditor. During the first quarter of fiscal 2005, the Company was judicially released from and reversed $9 of old accounts payable related to closed insolvent subsidiaries of the Company resulting in a gain, which has been recorded in other (income) expense in the accompanying consolidated statements of operations. The Company expects to reverse amounts in future periods based on the recognition of the liabilities being judicially released in accordance with SFAS No. 140 of $51 remaining in fiscal 2005; $561 in fiscal 2006; $731 in fiscal 2007; and $34 in fiscal 2010.

Note 10. Debt

        As part of the fiscal 2004 recapitalization transaction on September 30, 2004, the Company entered into a new five-year senior secured loan and revolving credit facility with Merrill Lynch, which replaced the Company’s prior loan facility with Wells. At the time of the recapitalization transaction, the Company’s existing term loan balances of $318 was paid off and the credit agreement with Wells was terminated. Upon termination, the Company incurred and paid a termination fee to Wells of $103. The new loan facility with Merrill Lynch provides for $25,000, consisting of an $8,000 revolving loan facility and a $17,000 term loan. The loans are secured by substantially all the assets of the Company. Borrowings under the revolving loan facility are subject to a borrowing base equal to 85% of eligible accounts receivables and 60% of eligible inventories. Interest rates under the new agreement are based on the election of the Company of either a LIBOR rate or Prime rate. Under the LIBOR rate option, the revolving loan facility will bear interest at the LIBOR rate plus 3.75% per annum for borrowings under the revolving credit facility and borrowings under the term loan facility will bear interest at the LIBOR rate plus 4.25%. Under the Prime rate option, the revolving loan facility will bear interest at the Prime rate plus 2.75% per annum and the term loan facility will bear interest at the Prime rate plus 3.25%. Fees under the loan agreement include an unused line fee of .50% per annum on the unused portion of the revolving credit facility.

        The Company is required to repay the term loan in equal quarterly scheduled payments of $850. The Company is entitled to prepay the term loan, in whole or in part, in minimum amounts without penalty. Mandatory prepayments of the loans under the term loan are required in amounts equal to 75% of the Company’s excess cash flow, as defined in the agreement, for each fiscal year and 100% of (i) the insurance or condemnation proceeds received in connection with a casualty event, condemnation or other loss, less any proceeds reinvested by the Company up to $500 per fiscal year; (ii) the net proceeds from issuance of equity or debt securities and (iii) the net cash proceeds of asset sales or other dispositions subject to customary exceptions. The revolving loan facility expires on September 29, 2009, at which time all outstanding amounts under the revolving loan facility are due and payable. The Company is subject to certain quarterly and annual financial covenants, commencing with the fiscal quarter ended December 31, 2004. At December 31, 2004 the Company was in compliance with its debt covenants.

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

        The Company had available under its revolving credit facility $4,044 and $4,989 at December 31, 2004 and September 30, 2004, respectively.

        The Company’s long-term debt and capital lease obligations consist of the following:

	December 31, 2004	September 30, 2004
Bank revolving credit facility due September 29, 2009, bearing
interest at a variable rate, (8.00% at December 31, 2004)	$3,301	$3,011

Bank term loan due September 29, 2009, balance bearing
interest at a variable rate, (7.00% at December 31, 2004)
payable in quarterly installments of $850	16,150	17,000

Capital leases	70	83

	19,521	20,094

Less current portion	3,455	3,454

	$16,066	$16,640

Note 11. Product Warranties

        The Company establishes a product warranty reserve based on a percentage of product sales. The established reserve is based on historical return rates of products and amounts for significant and specific warranty issues, and is included in accrued expenses in the accompanying consolidated balance sheets. Warranty is limited to a specific time period, mileage or hours of use, and varies by product and application. The Company has provided a reserve, which, in the opinion of management, is adequate to cover such warranty costs. Following is a reconciliation of the changes in the Company’s warranty reserve for the three months ended December 31, 2004 and 2003:

	Three Months Ended December 31, 2004		Three Months Ended December 31, 2004
Balance at September 30, 2004	$1,393	Balance at September 30, 2003	$2,432

Payments	(164)	Payments	(708)
Additional accruals	304	Additional accruals	230
Accrual adjustments	-	Accrual adjustments	-

Balance at December 31, 2004	$1,533	Balance at December 31, 2003	$1,954

        In January 2003, the Company was notified by one customer of higher than normal warranty claims on one of the Company’s electronic throttle control systems. Management estimated that the total potential units involved are approximately 30,500 units and in the second quarter of fiscal 2003 recorded an accrual of $985 for the estimated costs of the repairs. Based on continuing analysis, return experience and the extension of this campaign to December 2004, additional accruals were made consisting of $336 during the fourth quarter of fiscal 2003 and $322 during fiscal 2004. The Company has made modifications to the product. All units that were in the customer’s inventory have been returned or replaced. The remaining possible defective parts are installed on vehicles and vehicle owners have been notified that the parts should be replaced. For the three months ended December 31, 2004 and 2003, the Company made payments of $61 and $447, respectively, related to this specific warranty claim. At December 31, 2004, the accrual was $35 and is included in the amounts above. As this campaign is substantially complete as of December 31, 2004, the Company does not anticipate any further increases or adjustments to this specific warranty accrual.

Note 12. Pension Plans and Post Retirement Benefits

        The Company maintains two pension plans, an hourly employee plan and a salaried employee plan. The hourly plan covers certain of the Company’s union employees. The salaried plan covers certain salaried employees. Annual net periodic pension costs under the plans are determined on an actuarial basis. In December 2003, SFAS No. 132 (revised) “Employers’ Disclosures about Pensions and Other Postretirement Benefits” was issued. SFAS No. 132 (revised) requires additional disclosures about assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other postretirement plans. Disclosures regarding the components of net periodic benefit cost and contributions of pension plans are required for interim financial statements and are included below.

Components of Net Periodic Benefit Cost:

	Salaried Employees Plan Three Months Ended December 31,		Hourly Employees Plan Three Months Ended December 31,
	2004	2003	2004	2003
Service cost	$-	$27	$37	$64
Interest cost	69	70	109	105
Expected return on plan assets	(51)	(34)	(65)	(50)
Amortization of prior service cost	-	-	14	15
Amortization of loss	25	33	92	92

Net periodic benefit cost	$43	$96	$187	$226

        The Company previously disclosed in its financial statements for the year ended September 30, 2004, that it expected to contribute $1,240 to its pension plans in fiscal 2005. As of December 31, 2004, no contributions were required and none have been made for fiscal 2005.

        The Company also provides health care and life insurance benefits for certain of its retired employees. These benefits are subject to deductibles, co-payment provisions and other limitations. Disclosures regarding the components of net periodic benefit cost and contributions of the Company’s post retirement plan are required for interim financial statements and are included below. The Company did not make any contributions to the post retirement plan for the quarters ended December 31, 2004 and 2003.

Components of Net Periodic Benefit Cost:

	Post Retirement Plan Three Months Ended December 31,
	2004	2003
Service cost	$2	$2
Interest cost	65	54
Amortization	6	(7)

Net periodic benefit cost	$73	$49

Note 13. Put/Call Option Agreement

        On September 30, 2004, the Company entered into a put/call option agreement with American Industrial Partners Capital Fund III, L.P. (“AIP”). Under the option agreement, during the period commencing on September 30, 2006 and ending on September 30, 2007, AIP has a one-time right to require the Company to repurchase, in whole or in part, up to a maximum of 7,000,000 shares of the Company’s common stock held by AIP (the “Put”). The price for any shares the Company is required to repurchase upon exercise of the Put by AIP is the lesser of $1.00 per share or the average of the closing trading prices of the Company’s common stock for the 30 trading days immediately preceding the third business day before delivery of the notice of exercise of the Put. If the Company fails to pay the price of the Put for the shares required to be repurchased within 30 days after exercise of the Put, the Company is required to issue to AIP shares of the Company’s newly designated Series C Preferred stock. The number of shares of Series C Preferred stock to be issued to AIP will be determined by dividing the aggregate price of the shares of common stock held by AIP that the Company was required to repurchase upon exercise of the Put, but failed to do so, by $100. If shares of Series C Preferred stock are issued due to the exercise of the Put by AIP, these preferred shares will be senior to the Company’s common stock and any other class or series of stock. The Series C Preferred stock will accrue cumulative dividends on a daily basis at the rate of 15% per annum. In addition the Company will have redemption rights to be able to redeem all or any portion of the Series C Preferred stock at any time in minimum increments of 500 shares, at a price per share equal to $100 plus all accrued but unpaid dividends. Lastly, holders of the Series C Preferred stock will have a liquidation preference equal to $100 per share, plus accrued but unpaid dividends, in any liquidation of the Company. AIP also has the right to assign its rights to the Put to any person that holds at least 6,000,000 shares of the Company’s common stock prior to such assignment; however upon any such assignment, the right to the issuance of Series C Preferred stock terminates. In addition, AIP may not assign the Put separately from the Call described below.

        In exchange for the Put, under the option agreement, AIP granted the Company a right to elect to purchase from AIP (the “Call”) on October 31, 2007 all of the shares of the Company’s common stock then held by AIP, up to a maximum of 7,000,000 shares, at a price of $2.00 per share. In order to exercise the Call, the Company is required to deliver to AIP, not more than 30 nor fewer than ten days prior to the call date a written notice of its election to exercise the Call. The Company used a valuation expert to value both the Put and Call under the option agreement as of September 30, 2004 and December 31, 2004. The valuation resulted in a Put value of $398 and a Call value of $420. The $22 difference between the value of the Put and the value of the Call has been recorded as a long-term asset in the accompanying consolidated balance sheets at December 31, 2004. Based on the valuation as of December 31, 2004, the Company recognized a gain of $355 from the change in the net value of the Put and Call from September 30, 2004 to December 31, 2004. This gain has been recorded in other (income) expense in the accompanying consolidated statements of operations. The Company will continue to revalue both the Put and the Call on a quarterly basis, with the change recorded to other (income) expense.

Note 14. Preferred Stock

        During the first quarter of fiscal 2004, the Company paid $1,413 of previously accrued Series A-1 Preferred Stock dividends. After such payment, no further dividends existed for Series A-1 Preferred Stock. As a result of the completion of the fiscal 2004 recapitalization transaction, all outstanding shares of Series A-1 Preferred Stock as of September 30, 2004 were converted into 11,848,740 shares of common stock.

Note 15. Discontinued Operations

        The Company accounts for the impairment of long-lived assets or a disposal group in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”. The Company tests for impairment when factors indicate that an asset or disposal group may not be recoverable from future undiscounted cash flows. The Company discontinued the operations of NESC in fiscal 2004 through the sale of certain assets. The disposed assets consisted of property, plant and equipment, inventories and the right to a product patent.

        In accordance with SFAS No. 144, the disposed assets were adjusted to its fair value resulting in the Company recognizing a write down of assets of $151. The total loss on the write down of assets of $151 and the results of operations during the first quarter of fiscal 2004 have been recorded as a component of discontinued operations on the accompany consolidated statement of operations. Net sales for NESC during the first three months of fiscal 2004 were $155 and were removed from total net sales in the accompanying consolidated statements of operations. Gross margin and total operating expenses were $12 and $25, respectively, for the first three months of fiscal 2004, resulting in a net loss on operations of $13.

Note 16. Segment Information

        The Company accounts for its segments in accordance with SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information”. During the first quarter of both fiscal 2005 and 2004, the Company operated in one segment — vehicle components. Accordingly the operations for the three months ended December 31, 2004 and 2003 are presented as one segment in the accompanying consolidated statement of operations.

Note 17. Contingencies

        The Company and its subsidiaries are involved in various lawsuits incidental to their businesses. In the opinion of management, the ultimate outcome of these actions will not have a material effect on the Company’s financial position or its results of operations.

        The soil and groundwater at the Company’s Portland, Oregon facility contain contaminants that the Company believes were released on the property by previous property owners. Some of this contamination has migrated offsite to a neighboring property. The Company has retained an environmental consulting firm to investigate the extent of the contamination and to determine what, if any, remediation will be required and the associated costs. During the third quarter of fiscal 2004, the

Company entered into the Oregon Department of Environmental Quality’s voluntary clean-up program and during fiscal 2004 the Company recorded $950 for this matter, representing the low end of the reasonable range of estimated future investigation, remediation and monitoring costs. As of December 31, 2004, the reserve was $866. The Company believes it has a contractual right to indemnification from the prior owner of the property and has notified the prior owner of this indemnity claim. The prior owner has disputed its liability and the Company may seek judicial enforcement of the indemnity obligation.

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

        On May 12, 2003, Mr. Thomas Ziegler, the Company’s former president and chief executive officer, sued the Company, American Industrial Partners, L.P.; American Industrial Partners Fund III, L.P., and American Industrial Partners Fund III Corporation in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida. In the suit, Mr. Ziegler alleges that the Company breached an “oral agreement” with Mr. Ziegler to pay him additional compensation, including a bonus of “at least” $500 for certain tasks performed by Mr. Ziegler while he was the Company’s president and chief executive officer and seeks additional compensation to which he claims he is entitled. The Company disputes the existence of any such agreement and any resulting liability to Mr. Ziegler.

Note 18. Employment Agreement

        During the fourth quarter of fiscal 2004, the Company entered into an employment agreement with Patrick W. Cavanagh for the position of President and Chief Executive Officer. Mr. Cavanagh’s employment commenced on October 4, 2004. The contract specifies an initial base salary per year, bonus parameters established by the board of directors, relocation assistance and stock options grants to be made in fiscal 2005. The agreement also provides for severance payments under certain circumstances in the event the Company terminates the agreement prior to the end of the contract period.

Williams Controls, Inc.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in thousands, except per share amounts)

Overview

        We primarily design, produce and sell electronic throttle control systems for heavy trucks and busses. We have a significant portion of the United States market for these products and a lesser portion of the international markets for the same products. We also manufacture pneumatic and hydraulic control systems for the diesel heavy truck, transit bus and off-highway vehicles market. Many of the customers for pneumatic and hydraulic control systems also are customers for our diesel heavy truck and transit bus electronic throttle control systems.

        Demand for our electronic throttle control devices and pneumatic and hydraulic control systems generally follow the economic cycles for heavy truck and transit bus manufacturing and sales. While we believe we are the leader in the market for electronic throttle control systems for heavy trucks and transit busses manufactured in the U.S., the markets for our products are highly competitive in the U.S. and even more competitive in the international markets. Certain of our competitors are suppliers with substantial financial resources and significant technological capabilities. The Company’s major areas of focus are working closely with our existing and potential customers to design and develop new products and adapt existing products to new applications, and improving the performance, reliability and cost-effectiveness of our products.

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

Critical Accounting Policies

        In response to the SEC’s Release No. 33-8040, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies,” we identified the most critical accounting principles upon which our financial status depends and determined the critical principles considering accounting policies that involve the most complex decisions or assessments. Our critical accounting policies are as follows:

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

        Warranty:

  We provide a warranty covering defects arising from products sold. The product warranty reserve is based on a percentage of product sales and is more specifically based on historical return rates of products and amounts for significant and specific warranty issues. The warranty is limited to a specified time period, mileage or hours of use, and varies by product and application. The Company has provided a reserve that management believes is adequate to cover such warranty costs. While we believe our estimates are reasonable, they are subject to change and such change could be material.

        Environmental:

  We make estimates of the costs of investigation and remediation for certain soil and groundwater contaminants at our Portland, Oregon facility. The ultimate costs to the Company for the investigation, remediation and monitoring of this site cannot be predicted with certainty at this time due to the unknown magnitude of the pollution or the necessary cleanup, the varying costs of alternative cleanup methods, the amount of time necessary to accomplish such cleanups and the evolving nature of cleanup technologies and governmental regulations. The Company has recognized a liability for environmental remediation costs for this site in an amount that it believes is probable and reasonably estimable. When the estimate of a probable loss is within a range, the minimum amount in the range is accrued when no estimate within the range is better than another. In making these judgments and assumptions, the Company considers, among other things, the activity to-date at the site and information obtained through consultation with applicable regulatory authorities and third party consultants and contractors. The Company regularly monitors its exposure to environmental loss contingencies. As additional information becomes known, it is possible changes in our estimated liability accrual will occur in the near future.

        Pensions and Post-retirement Benefit Obligations:

  In calculating our obligations and expense for pensions and post-retirement benefits, we make certain actuarial assumptions, including those relating to a discount rate, expected long-term rate of return on plan assets and rates of increase in compensation and healthcare costs. Our assumptions are determined based on current market conditions, historical information and consultation with and input from our actuaries. Changes in interest rates and market performance could have a significant impact on our pension expense and future payments.

        Accounting for Income Taxes:

  For each jurisdiction in which we operate, we are required to estimate our current tax expense together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We must also assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, a valuation allowance is established. Our income tax provision on the consolidated statement of operations is impacted by changes in the valuation allowance. This process is complex and involves significant management judgment in determining our provision for income taxes, deferred tax assets and liabilities and any valuation allowances recorded against our net deferred tax assets.

Risk Factors

        This report on Form 10-Q, including the Notes to Unaudited Consolidated Financial Statements, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, that involve a number of risks and uncertainties. Forward-looking statements include, without limitation, those statements relating to development of new products, the financial condition of the Company, the ability to increase distribution of the Company’s products, integration of businesses the Company acquires, and disposition of any of current business of the Company. Forward-looking statements can be identified by the use of forward-looking terminology, such as “may”, “will”, “should”, “expect”, “anticipate”, “estimate”, “continue”, “plans”, “intends”, or other similar terminology. Although we believe that the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated by the forward-looking statements. These risks and uncertainties are beyond our control and, in many cases, we cannot predict the risks and uncertainties that could cause our actual results to differ materially from those indicated by the forward-looking statements.

        The forward-looking statements are made as of the date hereof, and, except as otherwise required by law, we disclaim any intention or obligation to update or revise any forward-looking statements or to update the reasons why the actual results could differ materially from those projected in the forward-looking statements, whether as a result of new information, future events or otherwise.

        Investors are cautioned to consider the risk factors identified in our annual report on Form 10K for the fiscal year ended September 30, 2004 and the following items when considering forward-looking statements. If any of these items actually occur, our business, results of operations, financial condition or cash flows could be materially adversely affected. Such matters involve risks and uncertainties that include, without limitation, the following:

  Changes in business relationships with and purchases by or from major customers or suppliers, including delays or cancellations in shipments;
  Demand for and market acceptance of new and existing products;
  Competitive market conditions and resulting effects on sales and pricing;

  Increases in raw material costs that cannot be recovered in product pricing due to customer driven pricing pressures;
  Changes in volumes and the mix of products sold;
  The timing and extent of product development costs;
  Global economic factors, including difficulties entering new markets and general economic conditions such as interest rates;
  Reliance on major customers;
  Exposure to product liability claims from customers and consumers in the event that our products fail to perform to specifications or result in personal injury or death;
  Work stoppages and other labor matters;
  The inability to obtain sufficient working capital to fund operations; and
  Changes in environmental laws and other regulations.

Results of Operations

Financial Summary
(Dollars in Thousands)

	Three Months Ended December 31,
	2004	2003	2004 to 2003 % Increase (decrease)
Net sales	$15,169	$12,538	21.0%
Cost of sales	10,048	8,696	15.5%

Gross profit	5,121	3,842	33.3%

Research and development	730	610	19.7%
Selling	316	274	15.3%
Administration	1,283	879	46.0%

Operating income from continuing operations	$2,792	$2,079

Expenses as a percentage of net sales:
Cost of sales	66.2%	69.4%
Gross margin	33.8%	30.6%
Research and development	4.8%	4.9%
Selling	2.1%	2.2%
Administration	8.5%	7.0%
Operating income from continuing operations	18.4%	16.6%

NM - Not meaningful

Comparative - Three months ended December 31, 2004 and 2003

			Percent Change
For the Three Months Ended December 31:	2004	2003	2004 to 2003
Net sales	$ 15,169	$ 12,538	21.0%

        Net sales increased $2,631 or 21.0% to $15,169 in the first quarter of fiscal 2005 from $12,538 in the first quarter of fiscal 2004. The net sales increase to our heavy truck and transit bus customers is primarily due to increased sales volumes of electronic throttle control systems resulting from a general increase in truck production throughout the industry, specifically in the North American and European markets.

			Percent Change
For the Three Months Ended December 31:	2004	2003	2004 to 2003
Gross profit	$ 5,121	$ 3,842	33.3%

        Gross profit was $5,121, or 33.8% of net sales in the first quarter of 2005, an increase of $1,279 compared to the gross profit of $3,842, or 30.6% of net sales, in the comparable fiscal 2004 period.

        The increase in gross profit in fiscal 2005 is primarily driven by a 21.0% increase in sales of electronic throttle, pneumatic and hydraulic control systems to heavy truck and transit bus customers and small reductions in overhead expenses. Overhead expenses decreased from the prior year, primarily due to reductions in group health costs offset by an overall increase in personnel costs. In addition, the first quarter of fiscal 2004 included $156 of depreciation expense related to certain property, plant and equipment from our passenger car and light truck product lines, which were sold on September 30, 2003.

			Percent Change
For the Three Months Ended December 31:	2004	2003	2004 to 2003
Research and development	$ 730	$ 610	19.7%

        Research and development expenses increased $120 or 19.7% to $730 for the first fiscal quarter of 2005 compared to $610 for the comparable period in 2004. The increased research and development expense is largely attributable to an increase in product development efforts resulting in higher staffing levels. The Company’s research and development expenditures will fluctuate based on the products under development at any given point in time. Overall, however, we expect research and development expenses to increase over fiscal 2004 levels due to additional pedal design projects and sensor development efforts.

			Percent Change
For the Three Months Ended December 31:	2004	2003	2004 to 2003
Selling	$ 316	$ 274	15.3%

        Selling expenses increased $42 or 15.3% to $316 for the quarter ended December 31, 2004 compared to $274 for the comparable quarter ended December 31, 2003. The increase in selling expenses is mainly due to expanded selling and marketing efforts in the European and Asian markets. We expect to continue to incur increased expenses associated with our current foreign customers and expanded selling and marketing efforts in foreign markets.

			Percent Change
For the Three Months Ended December 31:	2004	2003	2004 to 2003
Administration	$ 1,283	$ 879	46.0%

        Administration expenses for the three months ended December 31, 2004 of $1,283 were higher than the $879 for the same period in 2003, an increase of $404 or 46.0%. The increase in administration expenses is primarily a result of increased legal and professional expenses and an increase in personnel expenses related to the addition of our new President and Chief Executive Officer, whose employment commenced in October 2004, and includes additional compensation costs and relocation assistance expenses.

			Percent Change
For the Three Months Ended December 31:	2004	2003	2004 to 2003
Interest expense - Debt, net	$ 462	$ 21	NM

Interest expense - Series B Preferred Stock dividends and accretion	$ -	$ 769	NM

        Interest expense on debt increased $441 to $462 in the first quarter of fiscal 2005 from $21 in the first quarter of fiscal 2004. The increase in interest expense is the result of an increase in bank debt due to the fiscal 2004 recapitalization transaction, which was completed on September 30, 2004 and is described in the Notes to Unaudited Condensed Consolidated Financial Statements. We expect interest expense on debt to continue to be higher in fiscal

2005 when compared with fiscal 2004 due to the increased debt levels resulting from the fiscal 2004 recapitalization transaction.

        Interest expense on Series B Preferred Stock related to dividends accrued on the Series B Preferred Stock during the first quarter of fiscal 2004 and the related accretion. Based on the guidelines of Statement of Financial Accounting Standards No. 150 (SFAS No. 150), the Company recorded all accrued dividends and accretion associated with the Series B Preferred Stock as a component of interest expense beginning with the fourth quarter of fiscal 2003. Interest expense on Series B Preferred Stock for the quarter ended December 31, 2003 was $769. Due to the fiscal 2004 recapitalization transaction, the Company will no longer record interest expense on Series B Preferred Stock subsequent to fiscal 2004.

			Percent Change
For the Three Months Ended December 31:	2004	2003	2004 to 2003
Gain on put/call option agreement	($355)	$ -	NM

        The Company recorded a $355 gain in the first quarter of fiscal 2005 related to the change in the net value of the Put and Call option agreement from September 30, 2004 to December 31, 2004 as discussed in Note 13 of the Unaudited Condensed Consolidated Financial Statements.

			Percent Change
For the Three Months Ended December 31:	2004	2003	2004 to 2003
Income tax expense	$ 989	$ 40	NM

        Tax expense of $989 was recorded during the quarter ended December 31, 2004 at an effective tax rate of 36.6%. Prior to year-end fiscal 2004, the Company had provided for a full valuation allowance on its deferred tax assets, resulting in no tax provision related to income in the first quarter of fiscal 2004. The Company reduced the valuation allowance during the fourth quarter of fiscal 2004.

        The Company is currently in a net operating loss carry-forward position. Federal net operating losses are subject to provisions of the Internal Revenue Code that potentially restrict the utilization of this type of tax attribute in the event of an “ownership change” (as defined in the Internal Revenue Code Section 382). Changes in ownership associated with the 2004 recapitalization transaction discussed in Note 7 in the Notes to Unaudited Consolidated Financial Statements, coupled with other past, present and future changes in ownership, may significantly defer the utilization of net operating loss carry forwards in the future. The Company does not believe an ownership change has occurred as of December 31, 2004.

			Percent Change
For the Three Months Ended December 31:	2004	2003	2004 to 2003
Discontinued operations	$ -	$ 164	NM

        During the first quarter ended December 31, 2003, the Company recorded a $164 loss from discontinued operations related to its NESC business. The Company reviewed the requirements of SFAS No. 144 and determined that the disposed NESC assets should be adjusted to their fair value resulting in a write down of assets of $151. The remaining loss from discontinued operations is the result of a loss on operations during the quarter of $13. Refer to Note 15 of Notes to Unaudited Consolidated Financial Statements.

Financial Condition, Liquidity and Capital Resources

        Cash generated by operating activities was $2,932 for the first fiscal quarter of 2005, an increase of $1,953 from the cash generated by operating activities of $979 during the first quarter of fiscal 2004. Cash flows from operations for the three months ended December 31, 2004 included net income of $1,714, a non-cash increase of $947 due to deferred income taxes and decreases in working capital of $398. Cash flows from operations for the three months ended December 31, 2003 included net income of $1,090, a non-cash increase of $769 for interest expense on Series B Preferred Stock dividends and accretion and a use of cash for an increase in working capital of $1,449. As a result of the 2004 recapitalization transaction, the Company will no longer record dividends and accretion associated with the Series B Preferred Stock.

        Cash flows from operations primarily increased in the three months ended December 31, 2004 compared to the corresponding period in the prior year due to an increase in collections of accounts receivable. In addition, cash flows from operations for the three months ended December 31, 2003 included payments to our pension plans of $275. For the three months ended December 31, 2004, we did not make any payments to fund our pension plans. Cash flows from operations for the first quarter of fiscal 2005 included a net increase in warranty of $140 due to warranty accruals exceeding warranty payments, whereas in the first quarter of fiscal 2004, warranty payments exceeded warranty accruals by $478, due almost entirely to payments to one customer for a warranty claim that was in excess of normal warranty as discussed in Note 11 in the Notes to Unaudited Condensed Consolidated Financials Statements. In future periods, we expect warranty payments to be more consistent with warranty accruals. We believe we will continue to generate positive cash from continuing operations due to our improved results of operations.

        Cash used in investing activities was $846 for the three months ended December 31, 2004 and was comprised solely of purchases of property, plant and equipment. For the three months ended December 31, 2003, cash provided by investing activities was $5,808 and was comprised of $6,010 of net proceeds from the sale of assets from our passenger car and light truck product lines, which were sold on September 30, 2003, offset by $202 of purchases of property, plant and equipment. We expect our cash use for investing activities to increase throughout the fiscal year as we continue to make purchases of capital equipment.

        Cash used in financing activities was $573 for the quarter ended December 31, 2004, compared to cash used in financing activities of $5,846 for the quarter ended December 31, 2003. The first quarter of fiscal 2005 use of cash for financing activities primarily relates to scheduled debt payments on our Merrill Lynch term loan. The cash used for financing activities in the first quarter of fiscal 2004 primarily relates to the payoff of certain debt obligations with our prior lender using proceeds received from the sale of our passenger car and light truck product lines on September 30, 2003. In addition, we paid $1,413 of Series A-1 Preferred stock dividends during the first quarter of fiscal 2004.

        At December 31, 2004, our contractual obligations consisted of bank debt, capital leases obligations, and operating lease commitments. We do not have any material letters of credit, purchase commitments, or debt guarantees outstanding at December 31, 2004. Maturities of these contractual obligations consist of the following:

	Payments Due for the Periods ending September 30,
	2005	2006	2007	2008	2009	Total
Term loan	$2,550	$3,400	$3,400	$3,400	$3,400	$16,150
Revolver	-	-	-	-	3,301	3,301
Capital leases	41	29	-	-	-	70
Operating leases	40	36	16	-	-	92

	$2,631	$3,465	$3,416	$3,400	$6,701	$19,613

        The Company has net obligations at December 31, 2004 related to its pension plans and post retirement medical plan of $5,643 and $3,325, respectively. Due to a change in legislation regarding funding of pension plans, cash payments to fund our pension obligations are expected to decrease in future periods compared to the amounts funded over the last several years. The Company funded $275 to its pension plans during the first quarter of fiscal 2004 compared to no contributions for the first quarter of fiscal 2005. We expect to make payments of $1,240 throughout the rest of fiscal 2005. At December 31, 2004, we had $4,044 available under our revolving credit facility with Merrill Lynch plus cash and cash equivalents of $3,995. We believe these resources, when combined with cash provided by operations, will be sufficient to meet our working capital needs on a short-term and long-term basis.

        Included in the accompanying consolidated balance sheet is approximately $1,377 of old accounts payable related to closed insolvent subsidiaries of the Company. In accordance with SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, a debtor can only relieve itself of a liability if it has been extinguished. A liability is considered extinguished if (a) the debtor pays the creditor and is relieved of its obligation for the liability or (b) the debtor is legally released from being the primary obligor under the liability, either judicially or by the creditor. During the first quarter of fiscal 2005, the Company was judicially released from and reversed $9 of old accounts payable related to closed insolvent subsidiaries of the Company resulting in a gain, which has been recorded in other (income) expense in the accompanying consolidated statements of operations. The Company expects to reverse amounts in future periods based on the recognition of the liabilities being judicially released in accordance with SFAS No. 140 of $51 remaining in fiscal 2005; $561 in fiscal 2006; $731 in fiscal 2007; and $34 in fiscal 2010.

Recent FASB Pronouncements

        In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, “Inventory Costs — an amendment of ARB No. 43, Chapter 4". This statement clarifies the accounting for abnormal amounts of idle facility expenses, freight, handling costs, and wasted materials and requires that these items be recognized as current period charges. In addition, this statement requires the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the product facilities. This statement is effective for fiscal years beginning after June 15, 2005. The Company does not expect the impact of this statement to be material to the Company.

        In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (Revised 2004), “Share Based Payment”. This statement requires that compensation cost relating to share-based payment transactions be recognized in financial statements. Compensation cost will be measured based on the fair value of the equity or liability instruments issued. Share-based compensation arrangements include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee stock purchase plans. SFAS No. 123R replaces SFAS No. 123 and supercedes APB No. 25 and is effective for the first interim or annual reporting period that begins after June 15, 2005, upon which time the Company will adopt the provisions of this statement.

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
  As of December 31, 2004, the outstanding balances on the term loan and revolving loan were $16,150 and $3,301, respectively. The effective annual interest rate on the term loan was 7.00% compared to 8.00% for the revolving loan as of December 31, 2004. The Company does not believe that a hypothetical 10% change in end of the period interest rates or changes in future interest rates on these variable rate obligations would have a material effect on its financial position, results of operations, or cash flows. The Company has not hedged its exposure to interest rate fluctuations.

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

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

3.1	Certificate of Incorporation of the Registrant as amended. (Incorporated by reference to Exhibit 3.1 to the Registrant’s annual report on form 10-K for the fiscal year ended September 30, 1995).

3.2	Restated By-Laws of the Registrant as amended July 1, 2002. (Incorporated by reference to Exhibit 3.6 to the Registrant’s quarterly report on form 10-Q for the quarter ended June 30, 2002).

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) (Filed herewith).

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) (Filed herewith).

32.1	Certification of Patrick W. Cavanagh pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Dennis E. Bunday pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

  Items 1.01, 1.02, 2.03, 3.02, 5.02, 5.03, 7.01 and 9.01, dated September 27, 2004, filed October 1, 2004.
  Items 8.01 and 9.01, dated October 5, 2004, filed October 5, 2004.
  Items 2.02 and 9.01, dated December 20, 2004, furnished December 20, 2004.
  Items 2.02 and 9.01, dated December 20, 2004, furnished December 21, 2004.
  Items 2.02 and 9.01, dated December 27, 2004, furnished December 28, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLIAMS CONTROLS, INC.

Date: February 7, 2005	/s/ PATRICK W. CAVANAGH Patrick W. Cavanagh President and Chief Executive Officer

Date: February 7, 2005	/s/ DENNIS E. BUNDAY Dennis E. Bunday Chief Financial Officer