Form 10-Q
period 2005-03-31
WILLIAMS CONTROLS INC
filed 2005-05-10
CIK 854860

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2005

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

(503) 684-8600

(Registrant's telephone number, including area code)

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

Yes ☐ No ☒

The number of shares outstanding of the registrant's common stock at April 30, 2005: 46,629,411

Williams Controls, Inc.

March 31, 2005

Part I

Item 1. Financial Statements

Williams Controls, Inc.

Condensed Consolidated Balance Sheets

(Dollars in thousands, except share and per share information)

(Unaudited)

	March 31, 2005	September 30, 2004
ASSETS
Current Assets:
Cash and cash equivalents	$1,227	$2,482
Trade accounts receivable, less allowance of
$35 and $20 at March 31, 2005 and September 30
2004, respectively	10,032	8,193
Other accounts receivable	452	424
Inventories	3,730	3,777
Deferred income taxes	2,116	2,116
Prepaid expenses and other current assets	423	290

Total current assets	17,980	17,282
Property, plant and equipment, net	6,616	5,402
Deferred income taxes	5,173	7,247
Other assets, net	1,335	1,194

Total assets	$31,104	$31,125

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	5,657	4,084
Accrued expenses	4,591	4,969
Current portion of employee benefit obligations	1,790	1,240
Current portion of long-term debt and capital lease obligations	3,456	3,454

Total current liabilities	15,494	13,747
Long-term Liabilities:
Long-term debt and capital lease obligations	11,900	16,640
Employee benefit obligations	7,256	7,440
Other long-term liabilities	-	333
Commitments and contingencies
Stockholders' Deficit:
Series C Preferred Stock ($.01 par value, 100,000 authorized; 0 issued and outstanding at March 31, 2005 and September 30,
2004	-	-
Common stock ($.01 par value, 75,000,000 and 50,000,000
authorized at March 31, 2005 and September 30, 2004,
respectively; 46,629,411 issued and outstanding at March 31, 2005
and September 30, 2004)	466	466
Additional paid-in capital	35,960	35,960
Accumulated deficit	(33,969)	(37,458)
Treasury stock (130,200 shares at March 31, 2005 and
September 30, 2004)	(377)	(377)
Other comprehensive loss - Pension liability adjustment	(5,626)	(5,626)

Total stockholders' deficit	(3,546)	(7,035)

Total liabilities and stockholders' deficit	$31,104	$31,125

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

Williams Controls, Inc.

Condensed Consolidated Statements of Operations

(Dollars in thousands, except share and per share information)

(Unaudited)

	Three Month Period Ended March 31,		Six Month Period Ended March 31,
	2005	2004	2005	2004
Net sales	$17,567	$14,477	$32,736	$27,015
Cost of sales	11,505	10,016	21,553	18,712

Gross profit	6,062	4,461	11,183	8,303
Operating expenses:
Research and development	860	768	1,590	1,378
Selling	295	288	610	562
Administration	1,536	1,297	2,820	2,176

Total operating expenses	2,691	2,353	5,020	4,116

Operating income from continuing operations	3,371	2,108	6,163	4,187
Other (income) expenses:
Interest income	(20)	(1)	(20)	(1)
Interest expense - Debt	360	18	822	39
Interest expense - Series B Preferred Stock
dividends and accretion	-	791	-	1,560
Gain on put/call option agreement	(27)	-	(382)	-
Other income, net	(6)	-	(24)	(5)

Total other expenses	307	808	396	1,593

Income from continuing operations before
income taxes	3,064	1,300	5,767	2,594
Income tax expense	1,289	54	2,278	94

Net income from continuing operations	1,775	1,246	3,489	2,500
Discontinued operations:
Loss from operations of discontinued operations	-	52	-	65
Loss from sale of discontinued operations	-	32	-	183

Total discontinued operations	-	84	-	248

Net income	$1,775	$1,162	$3,489	$2,252

Income per common share from continuing
operations - basic	$0.04	$0.04	$0.07	$0.08
Loss per common share from discontinued
operations - basic	0.00	0.00	0.00	(0.01)

Net income per common share - basic	$0.04	$0.04	$0.07	$0.07

Weighted average shares used in per share
calculation - basic	46,629,411	32,801,728	46,629,411	32,336,079

Income per common share from continuing
operations - diluted	$0.04	$0.04	$0.07	$0.08
Loss per common share from discontinued
operations - diluted	0.00	0.00	0.00	(0.01)

Net income per common share - diluted	$0.04	$0.04	$0.07	$0.07

Weighted average shares used in per share
calculation - diluted	47,770,126	32,917,514	47,626,779	32,363,365

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

Williams Controls, Inc.

Condensed Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Six Month Period Ended March 31,
	2005	2004
Cash flows from operating activities:
Net income	$3,489	$2,252
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	468	807
Deferred income taxes	2,074	-
Gain on put/call option agreement	(382)	-
Loss from discontinued operations	-	248
Loss from sale of fixed assets	35	5
Interest expense - Series B Preferred Stock dividends and accretion	-	1,560
Changes in operating assets and liabilities
Receivables, net	(1,867)	(1,192)
Inventories	47	(126)
Accounts payable and accrued expenses	1,195	66
Other	73	(1,007)

Net cash provided by operating activities	5,132	2,613

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,649)	(468)
Net proceeds received from sale of assets	-	6,010
Proceeds from collection on note receivable	-	7

Net cash provided by (used in) investing activities	(1,649)	5,549

Cash flows from financing activities:
Net payments of debt and capital lease obligations	(4,738)	(4,495)
Net proceeds from exercise of warrants	-	2,092
Payment of Series A-1 dividends	-	(1,413)
Redemption of Series A Preferred Stock	-	(22)

Net cash used in financing activities	(4,738)	(3,838)

Net increase (decrease) in cash and cash equivalents	(1,255)	4,324
Cash and cash equivalents at beginning of period	2,482	101

Cash and cash equivalents at end of period	$1,227	$4,425

Supplemental disclosure of cash flow information:
Interest paid	$742	$45
Income taxes paid	$202	$91
Supplemental disclosure of non-cash investing and financing activities:
Issuance of note receivable for common stock	$-	$162

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

Williams Controls, Inc.

Notes to Condensed Consolidated Financial Statements

Three and Six Month periods ended March 31, 2005 and 2004

(Dollars in thousands, except share and per share amounts)

(Unaudited)

Note 1. Organization

Williams Controls, Inc., including its wholly-owned subsidiaries as follows and hereinafter referred to as the “Company,” “we,” “our,” or “us.”:

Active Subsidiaries – Williams Controls Industries, Inc. ("Williams"); Williams (Suzhou) Controls Co. Ltd. (“Williams Controls Asia”); and Williams Controls Europe GmbH (“Williams Controls Europe”).

Inactive Subsidiaries – Aptek Williams, Inc. ("Aptek"); Premier Plastic Technologies, Inc. ("PPT"); ProActive Acquisition Corporation ("ProActive"); WMCO-Geo, Inc. ("GeoFocus"); NESC Williams, Inc. ("NESC"); Williams Technologies, Inc. ("Technologies"); Williams World Trade, Inc. ("WWT"); Techwood Williams, Inc. ("TWI"); Agrotec Williams, Inc. ("Agrotec") and its 80% owned subsidiaries Hardee Williams, Inc. ("Hardee") and Waccamaw Wheel Williams, Inc. ("Waccamaw").

Note 2. Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared by the Company and, in the opinion of management, reflect all material normal recurring adjustments necessary to present fairly the Company’s financial position as of March 31, 2005 and the results of operations and cash flows for the three and six month periods ended March 31, 2005 and 2004. The results of operations for the three and six month periods ended March 31, 2005 are not necessarily indicative of the results to be expected for the entire fiscal year.

Certain information and footnote disclosures made in the last Annual Report on Form 10-K have been condensed or omitted for the interim consolidated statements. Certain costs are estimated for the full year and allocated to interim periods based on activity associated with the interim period. Accordingly, such costs are subject to year-end adjustment. In the opinion of management, when the interim consolidated statements are read in conjunction with the September 30, 2004 annual report on Form 10-K, the disclosures are adequate to make the information presented not misleading. The interim consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

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

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (Revised 2004), “Share Based Payment”. This statement requires that compensation costs relating to share-based payment transactions be recognized in financial statements. Compensation costs will be measured based on the fair value of the equity or liability instruments issued. Share-based compensation arrangements include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee stock purchase plans. SFAS No. 123R replaces SFAS No. 123 and supercedes APB No. 25 and is effective at the beginning of a registrant’s first fiscal year that begins after June 15, 2005, at which time the Company will adopt the provisions of this statement. Until such time, the Company will continue to account for its stock-based compensation plans in accordance with APB No. 25.

During the three and six month periods ended March 31, 2005, the Company granted stock options to certain employees and directors. The Company computed, for pro forma disclosure purposes, the value of all the options granted during the three and six month periods ended March 31, 2005 and 2004, using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following weighted average assumptions for grants.

	Three Month Period Ended March 31,		Six Month Period Ended March 31,
	2005	2004	2005	2004
Risk-free interest rate	4.07%	3.34%	3.86%	3.34%
Expected dividend yield	0%	0%	0%	0%
Expected lives	7 years	7 years	7 years	7 years
Expected volatility	97%	100%	97%	100%

Using the Black-Scholes methodology, the total value of options granted during the three month periods ended March 31, 2005 and 2004 was $30 and $576, respectively, which would be amortized on a pro forma basis over the vesting period of the options (typically five years). The total value of options granted during the six month periods ended March 31, 2005 and 2004 was $810 and $576, respectively. The weighted average per share fair value of options granted during the three month periods ended March 31, 2005 and 2004 was $.99 and $.64, respectively. The weighted average per share value of options granted during the six month periods ended March 31, 2005 and 2004 was $.79 and $.64, respectively.

If the Company had accounted for its stock-based compensation plans using the fair value-based method in accordance with SFAS No. 123, the Company’s net income and net income per share would approximate the pro forma disclosures below:

	Three Month Period Ended March 31,		Six Month Period Ended March 31,
	2005	2004	2005	2004
Net income as reported	$ 1,775	$ 1,162	$ 3,489	$ 2,252

Less: Total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(62)	(36)	(121)	(72)

Pro forma net income	$ 1,713	$ 1,126	$ 3,368	$ 2,180

Earnings per share:
Basic – as reported	$ 0.04	$ 0.04	$ 0.07	$ 0.07
Basic – pro forma	$ 0.04	$ 0.03	$ 0.07	$ 0.07
Diluted – as reported	$ 0.04	$ 0.04	$ 0.07	$ 0.07
Diluted – pro forma	$ 0.04	$ 0.03	$ 0.07	$ 0.07

Note 4. Comprehensive Income

Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income," requires companies to report a measure of all changes in equity except those resulting from investments by owners and distributions to owners. Total comprehensive income for the three month periods ended March 31, 2005 and 2004 was $1,775 and $1,162, respectively, and for the six month periods ended March 31, 2005 and 2004 was $3,489 and $2,252, respectively, and consisted solely of net income. As of March 31, 2005, accumulated other comprehensive loss was ($5,626) and related to accumulated benefit obligations in excess of the plan assets for both the Hourly Employees pension plan and the Salaried Employees pension plan.

Note 5. Income Per Share

Basic earnings per share ("EPS") and diluted EPS are computed using the methods prescribed by SFAS No. 128, "Earnings Per Share". Basic EPS is based on the weighted-average number of common shares outstanding during the period. Diluted EPS is based on the weighted-average number of common shares outstanding and the dilutive impact of common equivalent shares outstanding.

Following is a reconciliation of basic EPS and diluted EPS from continuing operations:

	Three Month Period Ended March 31, 2005			Three Month Period Ended March 31, 2004
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS –
Weighted average common shares outstanding		46,629,411			21,051,728
Effect of participating securities:
Preferred stock – Series A-1		-			11,750,000
Income from continuing operations allocable to common stockholders	$ 1,775	46,629,411	$ 0.04	$ 1,246	32,801,728	$ 0.04
Diluted EPS –
Effect of dilutive securities –
Stock options	-	1,140,715		-	115,786
Income from continuing operations allocable to common stockholders	$ 1,775	47,770,126	$ 0.04	$ 1,246	32,917,514	$ 0.04

	Six Month Period Ended March 31, 2005			Six Month Period Ended March 31, 2004
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS –
Weighted average common shares outstanding		46,629,411			20,586,079
Effect of participating securities:
Preferred stock – Series A-1		-			11,750,000
Income from continuing operations allocable to common stockholders	$ 3,489	46,629,411	$ 0.07	$ 2,500	32,336,079	$ 0.08
Diluted EPS –
Effect of dilutive securities –
Stock options	-	997,368		-	26,269
Preferred stock – Series A	-	-		-	1,017
Income from continuing operations allocable to common stockholders	$ 3,489	47,626,779	$ 0.07	$ 2,500	32,363,365	$ 0.08

For the three and six month periods ended March 31, 2005, the Company had options and warrants covering 453,650 and 483,650 shares, respectively, that were not considered in the diluted EPS calculation since they would have been antidilutive. For the three and six month periods ended March 31, 2004, the Company had options and warrants covering 2,743,254 shares that were not considered in the diluted EPS calculation since they would have been antidilutive. In addition, for the three and six month periods ended March 31, 2004, the Company had Series B Preferred Stock that was convertible into 23,121,898 and 22,696,113 of common shares, respectively, that were not considered in the diluted EPS calculation based on their classification under SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.”

The Company adopted EITF 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128” during the quarter ended June 30, 2004. EITF 03-6 requires that participating securities that are convertible into common stock be included in the computation of basic EPS if the effect is dilutive. The Company’s Series A-1 Preferred Stock stockholders were entitled to participate in the dividend rights equal to common stockholders for each share of common stock into which their preferred stock could be converted. Therefore, in accordance with EITF 03-6, the Company’s basic EPS and diluted EPS reported for the three month period ended March 31, 2004 have been retroactively restated to reflect the participation rights of the Series A-1 Preferred Stock stockholders in payment of dividends. For the six month period ended March 31, 2004, basic EPS has been retroactively restated.

Note 6. Inventories

Inventories consist of the following:

	March 31, 2005	September 30, 2004
Raw materials	$ 2,539	$ 2,461
Work in process	247	305
Finished goods	944	1,011
	$ 3,730	$ 3,777

Note 7. Fiscal 2004 Recapitalization

On September 30, 2004, the Company completed a recapitalization transaction. In connection with this transaction, the Company redeemed 98,114 shares of Series B Preferred Stock for $26,436. The redemption of the shares of Series B Preferred Stock resulted in the conversion of all outstanding shares of Series A-1 Preferred Stock into a total of 11,848,740 shares of common stock. Immediately following the conversion of the Series A-1 Preferred Stock, the remaining 55,436 shares of Series B Preferred Stock not redeemed were automatically converted into a total of 11,761,495 shares of common stock. Further, the Company obtained a $25,000 five-year senior secured loan and revolving credit facility with Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services, Inc. (“Merrill Lynch”). In connection with entering into the credit facility with Merrill Lynch, the Amended and Restated Credit Agreement between the Company and Wells Fargo Credit, Inc. (“Wells”), dated July 1, 2002, was terminated by the Company.

Note 8. Patent License Agreements

During fiscal 2003 the Company obtained a license agreement covering an adjustable pedal design for its heavy truck and transit bus product lines. This agreement required an initial payment of $125, which was paid in fiscal 2003, and a $75 payment to be paid based on certain criteria, which was paid during the first quarter of fiscal 2005. The Company will also make royalty payments based on the number of units sold. The Company plans to begin selling these products in the fourth quarter of 2005 and, consequently, has not begun amortizing the initial payments. The agreement is for a period of three years and is automatically renewed annually if certain sales thresholds are met.

Additionally, as part of the sale of the Company’s passenger car and light truck product lines to Teleflex Incorporated on September 30, 2003, the Company obtained the right to use certain of Teleflex’s adjustable pedal patents in exchange for Teleflex receiving licenses for certain of the Company’s patents.

During the second quarter of fiscal 2005, the Company entered into a license agreement covering non-contacting Hall effect sensor technology to internally produce non-contacting sensors for use in electronic throttle controls. This agreement required an initial payment of $140, which was accrued as of March 31, 2005 and will be paid subsequent to the end of the second quarter. In addition, the Company will make royalty payments based on the number of units sold and will be subject to minimum yearly royalties beginning in year three of this agreement. The Company will begin to amortize the capitalized license fees once units are sold. This agreement is for a period of ten years and is renewed annually based on written mutual agreement. This agreement may be terminated by the licensor after four years if certain sales thresholds are not met.

Note 9. Settlement of accounts payable

Included in the accompanying consolidated balance sheet is approximately $1,334 of accounts payable related to closed insolvent subsidiaries of the Company. In accordance with SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, a debtor can only relieve itself of a liability if it has been extinguished. A liability is considered extinguished if (a) the debtor pays the creditor and is relieved of its obligation for the liability or (b) the debtor is legally released from being the primary obligor under the liability, either judicially or by the creditor. During the three and six months ended March 31, 2005, the Company was judicially released from and reversed $43 and $52, respectively, of old accounts payable related to closed insolvent subsidiaries of the Company resulting in a gain, which has been recorded in other (income) expense in the accompanying condensed consolidated statements of operations. The Company expects to reverse amounts in future periods based on the recognition of the liabilities being judicially released in accordance with SFAS No. 140 of $8 remaining in fiscal 2005; $561 in fiscal 2006; $731 in fiscal 2007; and $34 in fiscal 2010.

Note 10. Debt

As part of the fiscal 2004 recapitalization transaction, on September 30, 2004, the Company entered into a new five-year senior secured loan and revolving credit facility with Merrill Lynch, which replaced the Company's prior loan facility with Wells. At the time of the recapitalization transaction, the Company's existing term loan balance of $318 was paid off and the credit agreement with Wells was terminated. The new loan facility with Merrill Lynch provides $25,000 in borrowing capacity, consisting of an $8,000 revolving loan facility and a $17,000 term loan. The loans are secured by substantially all the assets of the Company. Borrowings under the revolving loan facility are subject to a borrowing base equal to 85% of eligible accounts receivables and 60% of eligible inventories. Interest rates under the new agreement are based on the election of the Company of either a LIBOR rate or Prime rate. Under the LIBOR rate option, the revolving loan facility will bear interest at the LIBOR rate plus 3.75% per annum for borrowings under the revolving credit facility and borrowings under the term loan facility will bear interest at the LIBOR rate plus 4.25%. Under the Prime rate option, the revolving loan facility will bear interest at the Prime rate plus 2.75% per annum and the term loan facility will bear interest at the Prime rate plus 3.25%. Fees under the loan agreement include an unused line fee of .50% per annum on the unused portion of the revolving credit facility.

The Company is required to repay the term loan in equal quarterly scheduled payments of $850. The Company is entitled to prepay the term loan, in whole or in part, in minimum amounts without penalty. Mandatory prepayments of the loans under the term loan are required in amounts equal to 75% of the Company’s excess cash flow, as defined in the agreement, for each fiscal year and 100% of (i) the insurance or condemnation proceeds received in connection with a casualty event, condemnation or other loss, less any proceeds reinvested by the Company up to $500 per fiscal year; (ii) the net proceeds from issuance of equity or debt securities and (iii) the net cash proceeds of asset sales or other dispositions subject to customary exceptions. The revolving loan facility expires on September 29, 2009, at which time all outstanding amounts under the revolving loan facility are due and payable. The Company is subject to certain quarterly and annual financial covenants, commencing with the fiscal quarter ended December 31, 2004. At March 31, 2005, the Company was in compliance with its debt covenants.

In connection with the new senior secured loan facility, the Company paid Merrill Lynch a commitment fee of $500. In addition, the Company must pay Merrill Lynch an annual agency fee of $25 and reimburse Merrill Lynch for any costs and expenses incurred in connection with the completion of the new credit agreement. The commitment fee and expenses incurred by Merrill Lynch and paid for by the Company have been capitalized in the accompanying consolidated balance sheet and are being amortized over the five-year life of the loan facility.

The Company had available under its revolving credit facility $8,000 and $4,989 at March 31, 2005 and September 30, 2004, respectively.

The Company’s long-term debt and capital lease obligations consist of the following:

	March 31, 2005	September 30, 2004
Bank revolving credit facility due September 29, 2009, bearing interest at a variable rate.	$ -	$ 3,011
Bank term loan due September 29, 2009, balance bearing interest at a variable rate, (7.06% at March 31, 2005) payable in quarterly installments of $850.	15,300	17,000

Capital leases	56	83
	15,356	20,094

Less current portion	3,456	3,454
	$ 11,900	$ 16,640

Note 11. Product Warranties

The Company establishes a product warranty liability based on a percentage of product sales. The liability is based on historical return rates of products and amounts for significant and specific warranty issues, and is included in accrued expenses in the accompanying consolidated balance sheets. Warranty is limited to a specific time period, mileage or hours of use, and varies by product and application. The Company has recorded a liability, which, in the opinion of management, is adequate to cover such warranty costs. Following is a reconciliation of the changes in the Company’s warranty reserve for the three and six month periods ended March 31, 2005 and 2004:

	Three and Six Month Periods Ended March 31, 2005		Three and Six Month Periods Ended March 31, 2004
Balance at September 30, 2004	$ 1,393	Balance at September 30, 2003	$ 2,432
Payments	(164)	Payments	(708)
Additional accruals	304	Additional accruals	230
Accrual adjustments	-	Accrual adjustments	-
Balance at December 31, 2004	$ 1,533	Balance at December 31, 2003	$ 1,954
Payments	(510)	Payments	(962)
Additional accruals	374	Additional accruals	637
Accrual adjustments	-	Accrual adjustments	(47)
Balance at March 31, 2005	$ 1,397	Balance at March 31, 2004	$ 1,582

In January 2003, the Company was notified by one customer of higher than normal warranty claims on one of the Company’s electronic throttle control systems. This customer entered into a campaign to address this specific warranty issue. Management estimated that the total potential units involved were approximately 30,500 units and in the second quarter of fiscal 2003 recorded an accrual of $985 for the estimated costs of the repairs. Based on continuing analysis, return experience and the extension of this campaign to December 2004, additional accruals were made consisting of $336 during the fourth quarter of fiscal 2003 and $322 during fiscal 2004. The Company has made modifications to the product. All units that were in the customer’s inventory were returned or replaced. During the six month periods ended March 31, 2005 and 2004, the Company made payments of $88 and $981, respectively, related to this specific warranty claim. At March 31, 2005, the accrual was $9 and is included in the amounts above. As this campaign ended on December 31, 2004, the Company does not anticipate any further increases or adjustments to this specific warranty accrual.

Note 12. Pension Plans and Post Retirement Benefits

The Company maintains two pension plans, an hourly employee plan and a salaried employee plan. The hourly plan covers certain of the Company’s union employees. The salaried plan covers certain salaried employees. During 2003, the Company modified the provisions of the salaried plan to limit the number of eligible employees to those in the plan at the time of modification and to limit the benefits under the plan to those earned to that date. Annual net periodic pension costs under the plans are determined on an actuarial basis. In December 2003, SFAS No. 132 (revised) “Employers’ Disclosures about Pensions and Other Postretirement Benefits” was issued. SFAS No. 132 (revised) requires additional disclosures about assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other postretirement plans. Disclosures regarding the components of net periodic benefit cost and contributions of pension plans are required for interim financial statements and are included below.

Components of Net Periodic Benefit Cost:
	Salaried Employees Plan		Hourly Employees Plan
	Three Month Period Ended March 31,		Three Month Period Ended March 31,
	2005	2004	2005	2004
Service cost	$ -	$ 27	$ 37	$ 64
Interest cost	69	70	109	105
Expected return on plan assets	(51)	(34)	(65)	(50)
Amortization of prior service cost	-	-	14	15
Amortization of loss	25	33	92	92
Net periodic benefit cost	$ 43	$ 96	$ 187	$ 226

	Salaried Employees Plan		Hourly Employees Plan
	Six Month Period Ended March 31,		Six Month Period Ended March 31,
	2005	2004	2005	2004
Service cost	$ -	$ 54	$ 74	$ 128
Interest cost	138	140	218	210
Expected return on plan assets	(102)	(68)	(130)	(100)
Amortization of prior service cost	-	-	28	30
Amortization of loss	50	66	184	184
Net periodic benefit cost	$ 86	$ 192	$ 374	$ 452

The Company expects total contributions to its pension plans in fiscal 2005 to be $1,193. As of March 31, 2005, the Company has made contributions of $199 and will make further contributions of $596 in April 2005.

The Company also provides health care and life insurance benefits for certain of its retired employees. These benefits are subject to deductibles, co-payment provisions and other limitations. Disclosures regarding the components of net periodic benefit cost and contributions of the Company’s post-retirement plan are required for interim financial statements and are included below. The Company did not make any contributions to the post-retirement plan for the three and six month periods ended March 31, 2005 and 2004.

Components of Net Periodic Benefit Cost:
	Post-Retirement Plan
	Three Month Period Ended March 31,		Six Month Period Ended March 31,
	2005	2004	2005	2004
Service cost	$ 2	$ 2	$ 4	$ 4
Interest cost	65	54	130	108
Amortization	6	(7)	12	(14)
Net periodic benefit cost	$ 73	$ 49	$ 146	$ 98

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

In exchange for the Put, under the option agreement AIP granted the Company a right to elect to purchase from AIP (the “Call”) on October 31, 2007 all of the shares of the Company’s common stock then held by AIP, up to a maximum of 7,000,000 shares, at a price of $2.00 per share. In order to exercise the Call, the Company is required to deliver to AIP, not more than thirty nor fewer than ten days prior to the call date a written notice of its election to exercise the Call. The Company used a valuation expert to value both the Put and Call under the option agreement as of September 30, 2004, December 31, 2004 and March 31, 2005. The valuation as of March 31, 2005 resulted in a Put value of $368 and a Call value of $417. The $49 difference between the value of the Put and the value of the Call has been recorded as a long-term asset in the accompanying consolidated balance sheets at March 31, 2005. Based on the valuation as of December 31, 2004, the Company recognized a gain of $355 from the change in the net value of the Put and Call from September 30, 2004 to December 31, 2004. As a result of the valuation at March 31, 2005, the Company recognized a gain of $27 from the change in the net value of the Put and Call from December 31, 2004 to March 31, 2005 and a total gain of $382 for the six month period ended March 31, 2005. These gains have been recorded in other (income) expense for the three and six month periods ended March 31, 2005 in the accompanying condensed consolidated statements of operations. The Company will continue to revalue both the Put and the Call on a quarterly basis, with the change recorded to other (income) expense.

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

Note 15. Warrants and Common Stock

In February 2001, the Company issued $5,000 of 12% secured subordinated debentures. For each purchaser of debentures, the Company issued a three year warrant to purchase common stock of the Company, par value $0.01 per share at $1.375 per share for each $2.00 of principal amount of debentures purchased. The Company also issued the placement agent a three year warrant to purchase shares of the Company’s common stock equal to 7.0% of the number of warrants issued to the purchasers. On March 1, 2004, certain warrant holders exercised 2,677,017 warrants at a price of $0.78 per share. The remaining warrants that were not exercised expired on March 1, 2004.

In March 2004, the Company sold 216,667 shares of restricted common stock to certain employees at $0.75 per share, which was the market value price at the date of the transaction. Cash from this transaction was received in April 2004. In addition, the Company granted stock options to each employee that purchased common stock. The total options granted were 866,667, which vest over a five-year period from the date of grant.

In April 2000, the Company issued $2,139 of 7.5% convertible subordinated debentures. The Company issued the placement agent in this transaction a five year warrant to purchase shares of the Company’s common stock equal to 7.0% of the total shares of common stock issuable upon the conversion of the debentures. The exercise price of the placement agent warrants is $2.40 per share and as of March 31, 2005, there were 74,900 warrants outstanding. The exercise price for the placement agent warrants was not adjustable. Subsequent to the end of the second quarter in April 2005, these warrants expired unexercised. At this time, the Company has no further warrants outstanding.

Note 16. Discontinued Operations

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

In accordance with SFAS No. 144, the disposed assets were adjusted to their fair value, causing the Company to recognize a write down of assets of $183. The total loss on the write down of assets of $183 and the results of operations during the three and six month periods ended March 31, 2004 have been recorded as a component of discontinued operations on the accompany condensed consolidated statement of operations. Net sales for NESC during the three and six month periods ended March 31, 2004 were $26 and $181, respectively, and were removed from total net sales in the accompanying condensed consolidated statements of operations. NESC incurred negative gross profit of $27 and total operating expenses of $25, respectively, for the second quarter of fiscal 2004, which were also removed from the results of operations and resulting net loss from operations of $52. For the first six months of fiscal 2004, NESC incurred negative gross profit of $16 and total operating expenses of $49 resulting in a net loss from operations of $65.

Note 17. Segment Information

The Company accounts for its segments in accordance with SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information”. During the three and six months ended March 31, 2005 and 2004, the Company operated in one segment: vehicle components.

Note 18. Contingencies

The Company and its subsidiaries are involved in various lawsuits incidental to their businesses. In the opinion of management, the ultimate outcome of these actions will not have a material effect on the Company’s consolidated financial statements.

The soil and groundwater at the Company’s Portland, Oregon facility contain contaminants that the Company believes were released on the property by previous property owners. Some of this contamination has migrated offsite to a neighboring property. The Company has retained an environmental consulting firm to investigate the extent of the contamination and to determine what, if any, remediation will be required and the associated costs. During the third quarter of fiscal 2004, the Company entered into the Oregon Department of Environmental Quality’s voluntary clean-up program and during fiscal 2004 the Company recorded $950 for this matter, representing the low end of the reasonable range of estimated future investigation, remediation and monitoring costs. As of March 31, 2005, the liability was $740. The Company believes it has a contractual right to indemnification from the prior owner of the property and has notified the prior owner of this indemnity claim. The prior owner has disputed its liability and the Company may seek judicial enforcement of the indemnity obligation.

On October 1, 2004, the Company was named as a co-defendant in a product liability case (Cuesta v. Ford, et al, District Court for Bryant, Oklahoma) that seeks class action status. The complaint seeks an unspecified amount of damages on behalf of the class. The Company believes the claims to be without merit and intends to vigorously defend against this action. There can be no assurance, however, that the outcome of the lawsuit will be favorable to the Company or will not have a material adverse effect on the Company’s business, consolidated financial condition and results of operations. In addition, the Company has incurred and will continue to incur substantial litigation expenses in defending this litigation.

On May 12, 2003, Mr. Thomas Ziegler, the Company’s former president and chief executive officer, sued the Company, American Industrial Partners, L.P.; American Industrial Partners Fund III, L.P., and American Industrial Partners Fund III Corporation in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida. In the suit, Mr. Ziegler alleges that the Company breached an “oral agreement” with Mr. Ziegler to pay him additional compensation, including a bonus of "at least" $500 for certain tasks performed by Mr. Ziegler while he was the Company's president and chief executive officer and seeks additional compensation to which he claims he is entitled. The Company disputes the existence of any such agreement and any resulting liability to Mr. Ziegler and is vigorously defending this action.

Williams Controls, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in thousands, except per share amounts)

Overview

We primarily design, manufacture and sell electronic throttle control systems and pneumatic control systems for heavy trucks, busses and off-road equipment. Our customers are primarily the manufacturers of these vehicles and equipment. We have a significant portion of the United States market for these products and a lesser portion of the international market.

Demand for our electronic throttle control devices and pneumatic control systems generally follow the economic cycles for heavy truck, transit bus and off-road equipment manufacturing and sales. While we believe we are the leader in the market for electronic throttle control systems for heavy trucks and transit busses, the markets for our products are highly competitive worldwide. Certain of our competitors have substantial financial resources and significant technological capabilities. The Company works closely with its existing and potential customers to design and develop new products and adapt existing products to new applications, and to improve the performance, reliability and cost-effectiveness of our products.

The demand for electronic throttle control systems is expanding outside of the North American and European markets, which historically have been our primary markets. Several international markets have not yet converted to electronic engine controls, which would necessitate the use of electronic throttle control systems. We believe that demand for electronic throttle controls will depend in large part on vehicle emission regulations and their enactment dates. We opened offices in China and Europe in the second quarter ended March 31, 2005 to better address international markets.

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

Warranty:

•

We provide a warranty covering defects arising from products sold. The product warranty liability is based on historical return rates of products and amounts for significant and specific warranty issues. The warranty is limited to a specified time period, mileage or hours of use, and varies by product and application. The Company has recorded a liability that management believes is adequate to cover such warranty costs. While we believe our estimates are reasonable, they are subject to change and such change could be material.

Environmental:

•

We estimate the costs of investigation and remediation for certain soil and groundwater contaminants at our Portland, Oregon facility. The ultimate costs to the Company for the investigation, remediation and monitoring of this site cannot be predicted with certainty at this time due to the unknown magnitude of the pollution or the necessary cleanup, the varying costs of alternative cleanup methods, the amount of time necessary to accomplish such cleanups and the evolving nature of cleanup technologies and governmental regulations. The Company has recognized a liability for environmental remediation costs for this site in an amount that management believes is probable and reasonably estimable. When the estimate of a probable loss is within a range, the minimum amount in the range is accrued when no estimate within the range is better than another. In making these judgments and assumptions, the Company considers, among other things, the activity to-date at the site and information obtained through consultation with applicable regulatory authorities and third party consultants and contractors. The Company regularly monitors its exposure to environmental loss contingencies. As additional information becomes known, it is possible changes in our estimated liability accrual will occur in the near future.

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

Forward-Looking Statements

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

Investors are cautioned to consider the risk factors identified in our annual report on Form 10K for the fiscal year ended September 30, 2004 and the following items when considering forward-looking statements. If any of these items actually occur, our business, results of operations, financial condition or cash flows could be materially adversely affected. Such matters involve risks and uncertainties that include, without limitation, the following:

•	Changes in business relationships with and purchases by or from major customers or suppliers, including delays or cancellations in shipments;

•	Demand for and market acceptance of new and existing products;

•	Demand for heavy transportation equipment on which most of our products are installed;

•	Competitive market conditions and resulting effects on sales and pricing;

•	Our competitors could develop products or technologies that could take away our market share and/or make our products or technologies non-competitive;

•	Increases in raw material costs that cannot be recovered in product pricing due to customer driven pricing pressures;

•	Changes in volumes and the mix of products sold;

•	The timing and extent of product development costs;

•	Global economic factors, including difficulties entering new markets, emerging and existing markets and general economic conditions such as interest rates and foreign currency exchange rates;

•	Reliance on a limited number of major customers;

•	Exposure to product liability claims from customers and consumers in the event that our products fail to perform to specifications or result in personal injury or death;

•	Work stoppages and other labor matters;

•	The inability to obtain sufficient working capital to fund operations;

•	The costs of funding and administering our employee benefit plans are substantial;

•	The costs of compliance with environmental laws and other regulations, as well as changes in environmental laws and other regulations;

•	The soil and ground water at our Portland, Oregon facility contains contaminants, which could result in us having to incur remediation and other clean-up costs;

•	Product recalls, due to governmental action or otherwise;

•	If we are unable to adequately protect our intellectual property, both domestically and internationally, third parties may be able to use our technology;

•	Our stock has a volatile market price, is thinly trade, and is relatively illiquid because it is traded over the counter and not on a major exchange; and

•	The ability to elect our Board of Directors, and therefore to exercise substantial control over us, rests in the hands of a few major stockholders.

Results of Operations

                                                        Financial Summary

                                                        (Dollars in Thousands)

	Three Month Period Ended March 31,			Six Month Period Ended March 31,
	2005	2004	% Change	2005	2004	% Change
Net sales	$17,567	$14,477	21.3%	$32,736	$27,015	21.2%
Cost of sales	11,505	10,016	14.9%	21,553	18,712	15.2%
Gross profit	6,062	4,461	35.9%	11,183	8,303	34.7%
Research and development	860	768	12.0%	1,590	1,378	15.4%
Selling	295	288	2.4%	610	562	8.5%
Administration	1,536	1,297	18.4%	2,820	2,176	29.6%

Operating income from continuing
operations	$ 3,371	$ 2,108	59.9%	$ 6,163	$ 4,187	47.2%

As a percentage of net sales:
Cost of sales	65.5%	69.2%	65.8%	69.3%
Gross profit	34.5%	30.8%	34.2%	30.7%
Research and development	4.9%	5.3%	4.9%	5.1%
Selling	1.7%	2.0%	1.9%	2.1%
Administration	8.7%	8.9%	8.6%	8.0%
Operating income from continuing operations	19.2%	14.6%	18.8%	15.5%

NM – Not meaningful

Comparative – Three month periods ended March 31, 2005 and 2004

			Percent Change
For the Three Month Period Ended March 31:	2005	2004	2005 to 2004
Net sales	$17,567	$14,477	21.3%

Net sales increased $3,090 or 21.3% to $17,567 in the second quarter of fiscal 2005 from $14,477 in the second quarter of fiscal 2004. The net sales increase to our heavy truck and transit bus customers is primarily due to increased sales volumes of electronic throttle control systems resulting from a general increase in truck production throughout the industry, primarily in the North American and, to a lesser extent, in the European markets.

			Percent Change
For the Three Month Period Ended March 31:	2005	2004	2005 to 2004
Gross profit	$6,062	$4,461	35.9%

Gross profit was $6,062, or 34.5% of net sales in the second quarter of 2005, an increase of $1,601 compared to the gross profit of $4,461, or 30.8% of net sales, in the comparable fiscal 2004 period.

The increase in gross profit in fiscal 2005 is primarily driven by a 21.3% increase in sales of electronic throttle and pneumatic control systems to heavy truck and transit bus customers combined with small reductions in manufacturing overhead expenses. Manufacturing overhead expenses decreased from the prior year, primarily due to reductions in group health costs offset by an overall increase in personnel costs. In addition, the second quarter of fiscal 2004 included $156 of depreciation expense related to certain property, plant and equipment from our passenger car and light truck product lines, which were sold on September 30, 2003.

			Percent Change
For the Three Month Period Ended March 31:	2005	2004	2005 to 2004
Research and development	$860	$768	12.0%

Research and development expenses increased $92 or 12.0% to $860 for the second fiscal quarter of 2005 compared to $768 for the comparable period in 2004. The increased research and development expense is largely attributable to additional products in development, which has resulted in higher staffing levels. The Company’s research and development expenditures will fluctuate based on the products under development at any given point in time. Overall, we expect research and development expenses to increase over fiscal 2004 levels due to additional pedal design projects and sensor development efforts.

			Percent Change
For the Three Month Period Ended March 31:	2005	2004	2005 to 2004
Selling	$295	$288	2.4%

Selling expenses increased $7 or 2.4% to $295 for the second quarter ended March 31, 2005 compared to $288 for the comparable quarter ended March 31, 2004. The increase in selling expenses is mainly due to expanded selling and marketing efforts in the European and Asian markets. We expect to continue to incur increased expenses associated with our current foreign customers and expanded selling and marketing efforts in foreign markets.

			Percent Change
For the Three Month Period Ended March 31:	2005	2004	2005 to 2004
Administration	$1,536	$1,297	18.4%

Administration expenses for the three months ended March 31, 2005 of $1,536 were higher than the $1,297 for the same period in 2004, an increase of $239 or 18.4%. The increase in administration expenses is primarily a result of increased legal and professional expenses, primarily in defense of the class action lawsuit discussed in Note 18 in the Notes to Unaudited Condensed Consolidated Financial Statements, and an increase in personnel expenses related to the addition of our new President and Chief Executive Officer, whose employment commenced in October 2004, and includes additional compensation costs and relocation assistance expenses.

			Percent Change
For the Three Month Period Ended March 31:	2005	2004	2005 to 2004
Interest income	$ (20)	$ (1)
Interest expense – Debt	360	18
Interest expense – Series B Preferred Stock dividends and accretion	-	791
Total interest expense, net	$ 340	$ 808	(57.9%)

Interest expense on debt increased $342 to $360 in the second quarter of fiscal 2005 from $18 in the second quarter of fiscal 2004. The increase in interest expense is the result of an increase in bank debt due to the fiscal 2004 recapitalization transaction, which was completed on September 30, 2004 and is described in the Notes to Unaudited Condensed Consolidated Financial Statements. We expect interest expense on debt to continue to be higher in fiscal 2005 when compared with fiscal 2004 due to the increased debt levels resulting from the fiscal 2004 recapitalization transaction.

Interest expense on Series B Preferred Stock related to dividends accrued on the Series B Preferred Stock during the first quarter of fiscal 2004 and the related accretion. Based on the guidelines of Statement of Financial Accounting Standards No. 150 (SFAS No. 150), the Company recorded all accrued dividends and accretion associated with the Series B Preferred Stock as a component of interest expense beginning with the fourth quarter of fiscal 2003. Interest expense on Series B Preferred Stock for the quarter ended March 31, 2004 was $791. Due to the fiscal 2004 recapitalization transaction, the Company will not have interest expense on Series B Preferred Stock subsequent to fiscal 2004.

			Percent Change
For the Three Month Period Ended March 31:	2005	2004	2005 to 2004
Gain on put/call option agreement	($27)	$ -	NM

The $27 gain related to the change in the net value of the Put and Call option agreement from December 31, 2004 to March 31, 2005 as discussed in Note 13 of the Unaudited Condensed Consolidated Financial Statements.

			Percent Change
For the Three Month Period Ended March 31:	2005	2004	2005 to 2004
Income tax expense	$1,289	$54	NM

Tax expense of $1,289 reflects an effective tax rate of 42.1%. Prior to year-end fiscal 2004, the Company had provided for a full valuation allowance on its deferred tax assets, resulting in a minimal tax provision related to the income in the second quarter of fiscal 2004. The Company reduced the valuation allowance $11,374 during the fourth quarter of fiscal 2004. The valuation allowance was reduced based upon current and anticipated future taxable income generated by the Company and the conclusion that it was more likely than not that these deferred tax assets would be realized in the future.

The Company is currently in a net operating loss carry-forward position. Federal net operating losses are subject to provisions of the Internal Revenue Code that potentially restrict the utilization of this type of tax attribute in the event of an "ownership change" (as defined in the Internal Revenue Code Section 382). Changes in ownership associated with prior recapitalization transactions coupled with other past, present and future changes in ownership, may significantly defer the utilization of net operating loss carry forwards in the future. The Company does not believe an ownership change had occurred as of March 31, 2005.

			Percent Change
For the Three Month Period Ended March 31:	2005	2004	2005 to 2004
Discontinued operations	$ -	$84	NM

The Company recorded an $84 loss from discontinued operations related to its NESC business. The Company reviewed the requirements of SFAS No. 144 and determined that the disposed NESC assets should be adjusted to their fair value resulting in a write down of assets of $32. The remaining loss from discontinued operations is the result of a loss on operations during the quarter of $52. Refer to Note 16 of the Notes to Unaudited Condensed Consolidated Financial Statements.

Comparative – Six month periods ended March 31, 2005 and 2004

			Percent Change
For the Six Month Period Ended March 31:	2005	2004	2005 to 2004
Net sales	$32,736	$27,015	21.2%

Net sales increased $5,721 or 21.2% to $32,736 in the first six months of fiscal 2005 from $27,015 in the first six months of fiscal 2004. The net sales increase to our heavy truck and transit bus customers is primarily due to increased sales volumes of electronic throttle control systems resulting from a general increase in truck production throughout the industry, primarily in the North American and, to a lesser extent, in the European markets.

			Percent Change
For the Six Month Period Ended March 31:	2005	2004	2005 to 2004
Gross profit	$11,183	$8,303	34.7%

Gross profit was $11,183, or 34.2% of net sales in the first six months of 2005, an increase of $2,880 compared to the gross profit of $8,303, or 30.7% of net sales, in the comparable fiscal 2004 period.

The increase in gross profit in fiscal 2005 is primarily driven by a 21.2% increase in sales of electronic throttle and pneumatic control systems to heavy truck and transit bus customers and small reductions in manufacturing overhead expenses. Manufacturing overhead expenses decreased from the prior year, primarily due to reductions in group health costs offset by an overall increase in personnel costs. In addition, the first six months of fiscal 2004 included $312 of depreciation expense related to certain property, plant and equipment from our passenger car and light truck product lines, which were sold on September 30, 2003.

			Percent Change
For the Six Month Period Ended March 31:	2005	2004	2005 to 2004
Research and development	$1,590	$1,378	15.4%

Research and development expenses increased $212 or 15.4% to $1,590 for the first six months of fiscal 2005 compared to $1,378 for the comparable period in 2004. The increased research and development expense is largely attributable to additional products in development, which has resulted in higher staffing levels. The Company’s research and development expenditures will fluctuate based on the products under development at any given point in time. Overall, we expect research and development expenses to increase over fiscal 2004 levels due to additional pedal design projects and sensor development efforts.

			Percent Change
For the Six Month Period Ended March 31:	2005	2004	2005 to 2004
Selling	$610	$562	8.5%

Selling expenses increased $48 or 8.5% to $610 for the six months ended March 31, 2005 compared to $562 for the comparable six months ended March 31, 2004. The increase in selling expenses is mainly due to expanded selling and marketing efforts in the European and Asian markets. We expect to continue to incur increased expenses associated with our current foreign customers and expanded selling and marketing efforts in foreign markets.

			Percent Change
For the Six Month Period Ended March 31:	2005	2004	2005 to 2004
Administration	$2,820	$2,176	29.6%

Administration expenses for the six months ended March 31, 2005 of $2,820 were higher than the $2,176 for the same period in 2004, an increase of $644 or 29.6%. The increase in administration expenses is primarily a result of increased legal and professional expenses, primarily in defense of the class action lawsuit discussed in Note 18 in the Notes to Unaudited Condensed Consolidated Financial Statements, and an increase in personnel expenses related to the addition of our new President and Chief Executive Officer, whose employment commenced in October 2004, and includes additional compensation costs and relocation assistance expenses.

			Percent Change
For the Six Month Period Ended March 31:	2005	2004	2005 to 2004
Interest income	$ (20)	$ (1)
Interest expense – Debt	822	39
Interest expense – Series B Preferred Stock dividends and accretion	-	1,560
Total interest expense, net	$ 802	$ 1,598	(49.8%)

Interest expense on debt increased $783 to $822 in the first six months of fiscal 2005 from $39 in the first six months of fiscal 2004. The increase in interest expense is the result of an increase in bank debt due to the fiscal 2004 recapitalization transaction, which was completed on September 30, 2004 and is described in the Notes to Unaudited Condensed Consolidated Financial Statements. We expect interest expense on debt to continue to be higher in fiscal 2005 when compared with fiscal 2004 due to the increased debt levels resulting from the fiscal 2004 recapitalization transaction.

Interest expense on Series B Preferred Stock related to dividends accrued on the Series B Preferred Stock during the first quarter of fiscal 2004 and the related accretion. Based on the guidelines of SFAS No. 150, the Company recorded all accrued dividends and accretion associated with the Series B Preferred Stock as a component of interest expense beginning with the fourth quarter of fiscal 2003. Interest expense on Series B Preferred Stock for the six months ended March 31, 2004 was $1,560. Due to the fiscal 2004 recapitalization transaction, the Company will not have interest expense on Series B Preferred Stock subsequent to fiscal 2004.

			Percent Change
For the Six Month Period Ended March 31:	2005	2004	2005 to 2004
Gain on put/call option agreement	($382)	$ -	NM

The $382 gain related to the change in the net value of the Put and Call option agreement from September 30, 2004 to March 31, 2005 as discussed in Note 13 of the Unaudited Condensed Consolidated Financial Statements.

			Percent Change
For the Six Month Period Ended March 31:	2005	2004	2005 to 2004
Income tax expense	$2,278	$94	NM

Tax expense of $2,278 reflects an effective tax rate of 39.5%. Prior to year-end fiscal 2004, the Company had provided for a full valuation allowance on its deferred tax assets, resulting in a minimal tax provision related to the income in the first six months of fiscal 2004. The Company reduced the valuation allowance $11,374 during the fourth quarter of fiscal 2004. The valuation allowance was reduced based upon current and anticipated future taxable income generated by the Company and the conclusion that it was more likely than not that these deferred tax assets would be realized in the future.

The Company is currently in a net operating loss carry-forward position. Federal net operating losses are subject to provisions of the Internal Revenue Code that potentially restrict the utilization of this type of tax attribute in the event of an "ownership change" (as defined in the Internal Revenue Code Section 382). Changes in ownership associated with prior recapitalization transactions coupled with other past, present and future changes in ownership, may significantly defer the utilization of net operating loss carry forwards in the future. The Company does not believe an ownership change had occurred as of March 31, 2005.

			Percent Change
For the Six Month Period Ended March 31:	2005	2004	2005 to 2004
Discontinued operations	$ -	$248	NM

The Company recorded a $248 loss from discontinued operations related to its NESC business. The Company reviewed the requirements of SFAS No. 144 and determined that the disposed NESC assets should be adjusted to their fair value resulting in a write down of assets of $183. The remaining loss from discontinued operations is the result of a loss on operations during the six month period ended March 31, 2004 of $65. Refer to Note 16 of the Notes to Unaudited Condensed Consolidated Financial Statements.

Financial Condition, Liquidity and Capital Resources

Cash generated by operating activities was $5,132 for the first six months of fiscal 2005, an increase of $2,519 from the cash generated by operating activities of $2,613 during the first six months of fiscal 2004. Cash flows from operations for the six month period ended March 31, 2005 included net income of $3,489, a non-cash increase of $2,074 due to deferred income taxes and a use of cash for an increase in working capital of $552. Cash flows from operations for the six month period ended March 31, 2004 included net income of $2,252, a non-cash increase of $1,560 for interest expense on Series B Preferred Stock dividends and accretion and a use of cash for an increase in working capital of $2,259. As a result of the 2004 recapitalization transaction, the Company no longer has Series B Preferred Stock and will no longer record dividends and accretion associated with the Series B Preferred Stock.

Cash flows from operations for the six month period ended March 31, 2005 were also impacted by an increase in accounts payable resulting from the extension of payment terms offset by an increase in accounts receivable due to increased sales. In addition, cash flows from operations for the six month period ended March 31, 2005 included payments to our pension plans of $199 compared to $550 for the six month period ended March 31, 2004. Cash flows from operations for the first six months of fiscal 2005 included no material net change in warranty accruals, whereas in the first six months of fiscal 2004, warranty payments exceeded warranty accruals by $850, due almost entirely to payments to one customer for the warranty campaign discussed in Note 11 in the Notes to Unaudited Condensed Consolidated Financials Statements. At this time, we expect warranty payments to be more consistent with warranty accruals, as we are not aware of and do not anticipate any further campaigns. We believe we will continue to generate positive cash from continuing operations due to our positive results of operations.

Cash used in investing activities was $1,649 for the six month period ended March 31, 2005 and was comprised solely of purchases of property, plant and equipment. For the six month period ended March 31, 2004, cash provided by investing activities was $5,549 and was comprised of $6,010 of net proceeds from the sale of assets from our passenger car and light truck product lines, which were sold on September 30, 2003, offset by $468 of purchases of property, plant and equipment. We expect our cash use for investing activities to increase throughout the fiscal year as we continue to make purchases of capital equipment.

Cash used in financing activities was $4,738 for the six month period ended March 31, 2005, compared to cash used in financing activities of $3,838 for the six month period ended March 31, 2004. The use of cash for financing activities for the first six months of fiscal 2005 primarily relates to scheduled debt payments on our Merrill Lynch term loan and the payoff of our revolving credit facility with Merrill Lynch. The cash used for financing activities in the first six months of fiscal 2004 primarily relates to the payoff of certain debt obligations with our prior lender using proceeds received from the sale of our passenger car and light truck product lines on September 30, 2003. In addition, we paid $1,413 of Series A-1 Preferred stock dividends during the first quarter of fiscal 2004. Also during the second quarter of fiscal 2004, we received proceeds of $2,092 related to the issuance of common stock from the conversion of warrants discussed in Note 15.

At March 31, 2005, our contractual obligations consisted of bank debt, capital leases obligations, and operating lease commitments. We do not have any material letters of credit, purchase commitments, or debt guarantees outstanding at March 31, 2005. Maturities of these contractual obligations consist of the following:

	Payments Due for the Periods ending September 30,
	2005	2006	2007	2008	2009	Total
Term loan	$ 1,700	$ 3,400	$ 3,400	$ 3,400	$ 3,400	$ 15,300
Revolver	-	-	-	-	-	-
Capital leases	27	29	-	-	-	56
Operating leases	26	26	7	-	-	59
	$ 1,753	$ 3,455	$ 3,407	$ 3,400	$ 3,400	$ 15,415

The Company had net obligations at March 31, 2005 related to its pension plans and post-retirement medical plan of $5,727 and $3,319, respectively. Due to a change in legislation regarding funding of pension plans, cash payments to fund our pension obligations are expected to decrease in future periods compared to the amounts funded over the last few years. The Company funded $199 to its pension plans during the first six months of fiscal 2005 compared to contributions of $550 for the first six months of fiscal 2004. We expect to make payments of $994 throughout the rest of fiscal 2005.

At March 31, 2005, we had $8,000 available under our revolving credit facility plus cash and cash equivalents of $1,227. We believe these resources, when combined with cash provided by operations, will be sufficient to meet our working capital needs on a short-term and long-term basis.

Included in the accompanying consolidated balance sheet is approximately $1,334 of accounts payable related to closed insolvent subsidiaries of the Company. In accordance with SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, a debtor can only relieve itself of a liability if it has been extinguished. A liability is considered extinguished if (a) the debtor pays the creditor and is relieved of its obligation for the liability or (b) the debtor is legally released from being the primary obligor under the liability, either judicially or by the creditor. During the three and six months ended March 31, 2005, the Company was judicially released from and reversed $43 and $52, respectively, of old accounts payable related to closed insolvent subsidiaries of the Company resulting in a gain, which has been recorded in other (income) expense in the accompanying condensed consolidated statements of operations. The Company expects to reverse amounts in future periods based on the recognition of the liabilities being judicially released in accordance with SFAS No. 140 of $8 remaining in fiscal 2005; $561 in fiscal 2006; $731 in fiscal 2007; and $34 in fiscal 2010.

Recent FASB Pronouncements

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, “Inventory Costs - an amendment of ARB No. 43, Chapter 4”. This statement clarifies the accounting for abnormal amounts of idle facility expenses, freight, handling costs, and wasted materials and requires that these items be recognized as current period charges. In addition, this statement requires the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for fiscal years beginning after June 15, 2005. The Company does not expect this statement to have a material effect on the financial statements of the Company.

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (Revised 2004), “Share Based Payment”. This statement requires that compensation cost relating to share-based payment transactions be recognized in financial statements. Compensation cost will be measured based on the fair value of the equity or liability instruments issued. Share-based compensation arrangements include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee stock purchase plans. SFAS No. 123R replaces SFAS No. 123 and supercedes APB No. 25 and is effective at the beginning of a registrant’s first fiscal year that begins after June 15, 2005, upon which time the Company will adopt the provisions of this statement.

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

•

As of March 31, 2005, the outstanding balance on the term loan was $15,300 and there were no amounts outstanding on the revolving loan. The effective annual interest rate on the term loan was 7.06% as of March 31, 2005. The Company does not believe that a hypothetical 10% change in end of the period interest rates or changes in future interest rates on these variable rate obligations would have a material effect on its financial position, results of operations, or cash flows. The Company has not hedged its exposure to interest rate fluctuations.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There has been no change in the Company’s internal controls over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

We are parties to various pending judicial and administrative proceedings arising in the ordinary course of business. Our management and legal counsel have reviewed the probable outcome of these proceedings, the costs and expenses reasonably expected to be incurred, the availability and limits of our insurance coverage, and our established liabilities for uninsured liabilities. While the outcome of the pending proceedings cannot be predicted with certainty, based on our review, we believe that any liability that may result is not reasonably likely to have a material effect on our liquidity, financial condition or results of operations.

Item 2. Changes in Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

On February 17, 2005, the Company held its annual stockholders’ meeting. The following matters were submitted to a vote of stockholders, with the results as follows:

1.	The following members were elected to the Company’s Board of Directors to hold office for three-year terms expiring in 2008.

Nominee	Votes For	Withheld
Douglas E. Hailey	32,574,797	115,130

Williams I. Morris	32,483,632	131,675

Additionally, the following directors were elected in previous years to three-year terms on the Company’s Board of Directors and will continue their terms of office: R. Eugene Goodson, Peter E. Salas, Donn J. Viola, Kirk R. Ferguson, H. Samual Greenawalt and Carlos P. Salas.

2.

Approval of the amendment to the Company’s certificate of incorporation. The stockholders adopted, by the votes indicated below, an amendment to increase the number of authorized shares of common stock from 50,000,000 to 75,000,000:

Votes For	Against	Abstentions	Broker Non-Votes
31,598,436	1,046,749	44,742	-

Item 5. Other Information

None

Item 6. Exhibits

3.1	Certificate of Incorporation of the Registrant as amended. (Incorporated by reference to Exhibit 3.1 to the Registrant's annual report on form 10-K for the fiscal year ended September 30, 1995).

3.2	Restated By-Laws of the Registrant as amended July 1, 2002. (Incorporated by reference to Exhibit 3.6 to the Registrant's quarterly report on form 10-Q for the quarter ended June 30, 2002).

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) (Filed herewith).

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) (Filed herewith).

32.1	Certification of Patrick W. Cavanagh pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Dennis E. Bunday pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLIAMS CONTROLS, INC.

Date: May 10, 2005	/s/ PATRICK W. CAVANAGH

Patrick W. Cavanagh

President and Chief Executive Officer

Date: May 10, 2005	/s/ DENNIS E. BUNDAY

Dennis E. Bunday

Chief Financial Officer