Form 10-Q
period 2005-06-30
WILLIAMS CONTROLS INC
filed 2005-08-09
CIK 854860

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2005

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

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

Yes ☐ No ☒

The number of shares outstanding of the registrant's common stock at July 31, 2005: 46,721,571

Williams Controls, Inc.

June 30, 2005

Part I

Item 1. Financial Statements

Williams Controls, Inc.

Condensed Consolidated Balance Sheets

(Dollars in thousands, except share and per share information)

(Unaudited)

	June 30, 2005	September 30, 2004
ASSETS
Current Assets:
Cash and cash equivalents	$ 4,054	$ 2,482
Trade accounts receivable, less allowance of $43 and $20 at June 30, 2005 and September 30 2004, respectively	8,401	8,193
Other accounts receivable	349	424
Inventories	3,957	3,777
Deferred income taxes	2,116	2,116
Prepaid expenses and other current assets	393	290
Total current assets	19,270	17,282

Property, plant and equipment, net	7,052	5,402
Deferred income taxes	4,200	7,247
Other assets, net	1,252	1,194
Total assets	$ 31,774	$ 31,125

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$ 5,172	$ 4,084
Accrued expenses	5,166	4,969
Current portion of employee benefit obligations	1,592	1,240
Current portion of long-term debt and capital lease obligations	3,443	3,454
Total current liabilities	15,373	13,747

Long-term Liabilities:
Long-term debt and capital lease obligations	11,050	16,640
Employee benefit obligations	7,158	7,440
Other long-term liabilities	10	333

Commitments and contingencies

Stockholders’ Deficit:
Series C Preferred Stock ($.01 par value, 100,000 authorized; 0 issued and outstanding at June 30, 2005 and September 30, 2004)	-	-
Common stock ($.01 par value, 75,000,000 and 50,000,000 authorized at June 30, 2005 and September 30, 2004, respectively; 46,721,571 and 46,629,411 issued and outstanding at June 30, 2005 and September 30, 2004, respectively)	467	466
Additional paid-in capital	36,078	35,960
Accumulated deficit	(32,359)	(37,458)
Treasury stock (130,200 shares at June 30, 2005 and September 30, 2004)	(377)	(377)
Other comprehensive loss – Pension liability adjustment	(5,626)	(5,626)
Total stockholders’ deficit	(1,817)	(7,035)
Total liabilities and stockholders’ deficit	$ 31,774	$ 31,125

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

Williams Controls, Inc.

Condensed Consolidated Statements of Operations

(Dollars in thousands, except share and per share information)

(Unaudited)

	Three Month Period Ended June 30,		Nine Month Period Ended June 30,
	2005	2004	2005	2004
Net sales	$17,192	$15,127	$49,928	$42,142
Cost of sales	11,348	10,098	32,901	28,810
Gross profit	5,844	5,029	17,027	13,332

Operating expenses:
Research and development	855	858	2,445	2,236
Selling	364	339	974	901
Administration	1,577	1,186	4,397	3,362
Total operating expenses	2,796	2,383	7,816	6,499
Operating income from continuing operations	3,048	2,646	9,211	6,833
Other (income) expenses:
Interest income	(13)	(1)	(33)	(2)
Interest expense - Debt	312	17	1,134	56
Interest expense - Series B Preferred Stock
dividends and accretion	-	822	-	2,382
(Gain) loss on put/call option agreement	59	-	(323)	-
Other (income) expenses, net	1	253	(23)	248
Total other expenses	359	1,091	755	2,684
Income from continuing operations before
income taxes	2,689	1,555	8,456	4,149
Income tax expense	1,079	42	3,357	136
Net income from continuing operations	1,610	1,513	5,099	4,013
Discontinued operations:
Loss from operations of discontinued operations	-	41	-	106
Loss from sale of discontinued operations	-	-	-	183
Total discontinued operations	-	41	-	289
Net income	$1,610	$1,472	$5,099	$3,724
Income per common share from continuing
operations - basic and diluted	$0.03	$0.04	$0.11	$0.12
Loss per common share from discontinued
operations - basic and diluted	0.00	0.00	0.00	(0.01)
Net income per common share - basic and diluted	$0.03	$0.04	$0.11	$0.11
Weighted average shares used in per share
calculation - basic	46,644,348	34,769,175	46,634,390	33,144,151
Weighted average shares used in per share
calculation - diluted	47,906,190	35,046,063	47,756,848	33,234,307

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

Williams Controls, Inc.

Condensed Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Nine Month Period Ended June 30,
	2005	2004
Cash flows from operating activities:
Net income	$ 5,099	$ 3,724
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	727	1,077
Deferred income taxes	3,047	-
Gain on put/call option agreement	(323)	-
Stock based compensation	117	-
Loss from discontinued operations	-	289
Loss from sale of fixed assets	36	5
Interest expense – Series B Preferred Stock dividends and accretion	-	2,382
Changes in operating assets and liabilities
Receivables, net	(133)	(1,885)
Inventories	(180)	29
Accounts payable and accrued expenses	1,285	(743)
Other	(191)	(417)
Net cash provided by operating activities	9,484	4,461
Cash flows from investing activities:
Purchases of property, plant and equipment	(2,311)	(778)
Net proceeds received from sale of assets	-	6,010
Proceeds from collection on note receivable	-	13
Net cash provided by (used in) investing activities	(2,311)	5,245
Cash flows from financing activities:
Net payments of debt and capital lease obligations	(5,601)	(4,577)
Net proceeds from exercise of warrants	-	2,092
Net proceeds from issuance of common stock	-	162
Payment of Series A-1 dividends	-	(1,413)
Redemption of Series A Preferred Stock	-	(22)
Net cash used in financing activities	(5,601)	(3,758)
Net increase in cash and cash equivalents	1,572	5,948
Cash and cash equivalents at beginning of period	2,482	101
Cash and cash equivalents at end of period	$ 4,054	$ 6,049
Supplemental disclosure of cash flow information:
Interest paid	$ 1,016	$ 54
Income taxes paid	$ 309	$ 134

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

Williams Controls, Inc.

Notes to Condensed Consolidated Financial Statements

Three and Nine Month periods ended June 30, 2005 and 2004

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

Note 2. Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared by the Company and, in the opinion of management, reflect all material normal recurring adjustments necessary to present fairly the Company’s financial position as of June 30, 2005 and the results of operations and cash flows for the three and nine month periods ended June 30, 2005 and 2004. The results of operations for the three and nine month periods ended June 30, 2005 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported periods. On an ongoing basis, the Company evaluates its estimates, including those related to its allowance for doubtful accounts, impairment of long-lived assets, warranties, pensions and post-retirement benefit obligations, put/call option agreement, income taxes, and commitments and contingencies. Actual results could differ from these estimates and assumptions.

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

The Company has begun analyzing the effects of adopting SFAS No. 123R on its consolidated financial statements. In March 2005 the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”), which expresses views of the SEC staff regarding interaction between SFAS No. 123R and certain SEC rules and regulations and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. The Company has evaluated assumptions it has historically used in the Black-Scholes option pricing model for determining the fair value of options granted in light of guidance provided in SFAS No. 123R and SAB 107, and has determined that following that guidance would result in refinement of assumptions it has historically used for determining the SFAS No. 123 pro-forma net income disclosures. Under that guidance, the Company has refined its estimates of the expected volatility of its share price to 65% for the three and nine month periods ended June 30, 2004, as compared to the 100% used in the Black-Scholes model, and the Company refined its estimates of the expected lives of options granted to 6.5 years as compared to the 7.0 years used in the Black-Scholes model. The Company has calculated the effect of using these refined assumptions and has included these refined assumptions in the computations below. The Company is in the process of determining the overall effects of adopting SFAS No. 123R on its financial statements, including deciding which option valuation model to use.

During the nine month period ended June 30, 2005, the Company granted 1,030,000 stock options to certain employees and directors. There were no stock options issued during the three month period ended June 30, 2005. The Company computed, for pro forma disclosure purposes, the value of all the options granted during the nine month period ended June 30, 2005 and the three and nine month periods ended June 30, 2004, using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following weighted average assumptions for grants.

	Three Month Period Ended	Nine Month Period Ended June 30,
	June 30, 2004	2005	2004
Risk-free interest rate	4.34%	3.86%	3.43%
Expected dividend yield	0%	0%	0%
Expected lives	6.5 years	6.5 years	6.5 years
Expected volatility	65%	65%	65%

Using the Black-Scholes methodology, the total value of options granted during the three month period ended June 30, 2004 was $48, which would be amortized on a pro forma basis over the vesting period of the options (typically five years). The total value of options granted during the nine month periods ended June 30, 2005 and 2004 was $624 and $486, respectively. The weighted average per share fair value of options granted during the three month period ended June 30, 2004 was $.51. The weighted average per share value of options granted during the nine month periods ended June 30, 2005 and 2004 was $.61 and $.49, respectively.

If the Company had accounted for its stock-based compensation plans using the fair value-based method in accordance with SFAS No. 123, the Company’s net income and net income per share would approximate the pro forma disclosures below:

	Three Month Period Ended June 30,		Nine Month Period Ended June 30,
	2005	2004	2005	2004
Net income as reported	$ 1,610	$ 1,472	$ 5,099	$ 3,724

Less: Total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(67)	(42)	(205)	(87)

Pro forma net income	$ 1,543	$ 1,430	$ 4,894	$ 3,637

Earnings per share:
Basic – as reported	$ 0.03	$ 0.04	$ 0.11	$ 0.11
Basic – pro forma	$ 0.03	$ 0.04	$ 0.10	$ 0.11
Diluted – as reported	$ 0.03	$ 0.04	$ 0.11	$ 0.11
Diluted – pro forma	$ 0.03	$ 0.04	$ 0.10	$ 0.11

Note 4. Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income," requires companies to report a measure of all changes in equity except those resulting from investments by owners and distributions to owners. Total comprehensive income for the three month periods ended June 30, 2005 and 2004 was $1,610 and $1,472, respectively, and for the nine month periods ended June 30, 2005 and 2004 was $5,099 and $3,724, respectively, and consisted solely of net income. As of June 30, 2005, accumulated other comprehensive loss was $5,626, net of tax of $104, and related to accumulated benefit obligations in excess of the plan assets for both the Hourly Employees pension plan and the Salaried Employees pension plan.

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

Following is a reconciliation of basic EPS and diluted EPS from continuing operations:

	Three Month Period Ended June 30, 2005			Three Month Period Ended June 30, 2004
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS –
Weighted average common shares outstanding		46,644,348			23,019,175
Effect of participating securities:
Preferred stock – Series A-1		-			11,750,000
Income from continuing operations allocable to common stockholders	$ 1,610	46,644,348	$ 0.03	$ 1,513	34,769,175	$ 0.04
Diluted EPS –
Effect of dilutive securities –
Stock options	-	1,261,842		-	276,888
Income from continuing operations allocable to common stockholders	$ 1,610	47,906,190	$ 0.03	$ 1,513	35,046,063	$ 0.04

	Nine Month Period Ended June 30, 2005			Nine Month Period Ended June 30, 2004
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS –
Weighted average common shares outstanding		46,634,390			21,394,151
Effect of participating securities:
Preferred stock – Series A-1		-			11,750,000
Income from continuing operations allocable to common stockholders	$ 5,099	46,634,390	$ 0.11	$ 4,013	33,144,151	$ 0.12

Diluted EPS –
Effect of dilutive securities –
Stock options	-	1,122,458		-	89,477
Preferred stock – Series A	-	-		-	679
Income from continuing operations allocable to common stockholders	$ 5,099	47,756,848	$ 0.11	$ 4,013	33,234,307	$ 0.12

For the three and nine month periods ended June 30, 2005, the Company had options and warrants covering 372,250 and 402,250 shares, respectively, that were not considered in the diluted EPS calculation since they would have been antidilutive. For the three and nine month periods ended June 30, 2004, the Company had options and warrants covering 1,825,687 and 2,817,354 shares, respectively, that were not considered in the diluted EPS calculation since they would have been antidilutive. In addition, for the three and nine month periods ended June 30, 2004, the Company had Series B Preferred Stock that was convertible into 24,002,821 and 23,131,682 of common shares, respectively, that were not considered in the diluted EPS calculation based on their classification under SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.”

The Company adopted EITF 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128” during the quarter ended June 30, 2004. EITF 03-6 requires that participating securities that are convertible into common stock be included in the computation of basic EPS if the effect is dilutive. The Company’s Series A-1 Preferred Stock stockholders were entitled to participate in the dividend rights equal to common stockholders for each share of common stock into which their preferred stock could be converted. Therefore, in accordance with EITF 03-6, the Company’s basic EPS reported for the three and nine month periods ended June 30, 2004 reflects the participation rights of the Series A-1 Preferred Stock stockholders in payment of dividends.

Note 6. Inventories

Inventories consist of the following:

	June 30, 2005	September 30, 2004
Raw materials	$ 2,865	$ 2,461
Work in process	248	305
Finished goods	844	1,011
	$ 3,957	$ 3,777

Note 7. Fiscal 2004 Recapitalization

On September 30, 2004, the Company completed a recapitalization. As part of this recapitalization, the Company redeemed 98,114 shares of Series B Preferred Stock for approximately $26,436. The remaining 55,436 shares of Series B Preferred Stock were converted into 11,761,495 shares of common stock. In addition, as part of the recapitalization 77,550 shares of Series A-1 Preferred Stock outstanding were converted into 11,848,740 shares of common stock. As a result of the 2004 recapitalization, the Company has no shares of preferred stock issued or outstanding.

In connection with the recapitalization, the Company also (i) entered into a new $25,000 five-year revolving and term loan agreement with Merrill Lynch Capital Corp. (“Merrill Lynch”); (ii) terminated the existing revolving and term loan agreement with Wells Fargo Credit, Inc. (“Wells Fargo”); (iii) amended and restated the Management Services Agreement with American Industrial Partners (“AIP Advisor”) and Dolphin Advisors, LLC (“Dolphin Advisors”); (iv) entered into a put/call option agreement with American Industrial Partners Capital Fund III, L.P. (“AIP”); and (v) restructured the composition of its Board of Directors

Note 8. Patent License Agreements

During fiscal 2003, the Company obtained a license agreement covering an adjustable pedal design for its heavy truck and transit bus product lines. This agreement required an initial payment of $125, which was paid in fiscal 2003, and a $75 payment to be paid based on certain criteria, which was paid during the first quarter of fiscal 2005. The Company will also make royalty payments based on the number of units sold. The Company plans to begin selling these products in mid-fiscal 2006 and, consequently, has not begun amortizing the initial payments. The agreement is for a period of three years and is automatically renewed annually if certain sales thresholds are met.

Additionally, as part of the sale of the Company’s passenger car and light truck product lines to Teleflex Incorporated on September 30, 2003, the Company obtained the right to use certain of Teleflex’s adjustable pedal patents in exchange for Teleflex receiving licenses for certain of the Company’s patents.

In fiscal 2005, the Company entered into a license agreement under which it licensed non-contacting Hall effect sensor technology to internally produce non-contacting sensors for use in electronic throttle controls. The initial licensing fee of $140 was paid during the quarter ended June 30, 2005. In addition, the Company will make royalty payments based on the number of units sold and will be subject to minimum yearly royalties beginning in year three of this agreement. The Company will amortize the capitalized license fee once the Company begins selling units. This agreement is for a period of ten years and is renewed annually based on written mutual agreement. This agreement may be terminated by the licensor after four years if certain sales thresholds are not met.

Note 9. Settlement of accounts payable

Included in the accompanying consolidated balance sheet is approximately $1,333 of accounts payable related to closed insolvent subsidiaries of the Company. In accordance with SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, a debtor can only relieve itself of a liability if it has been extinguished. A liability is considered extinguished if (a) the debtor pays the creditor and is relieved of its obligation for the liability or (b) the debtor is legally released from being the primary obligor under the liability, either judicially or by the creditor. During the three and nine month periods ended June 30, 2005, the Company was judicially released from and reversed $1 and $53, respectively, of accounts payable related to closed, insolvent subsidiaries of the Company resulting in a gain, which has been recorded in other (income) expense in the accompanying condensed consolidated statements of operations. The Company expects to reverse amounts in future periods based on the recognition of the liabilities being judicially released in accordance with SFAS No. 140 of $7 remaining in fiscal 2005; $561 in fiscal 2006; $731 in fiscal 2007; and $34 in fiscal 2010.

Note 10. Debt

As part of the fiscal 2004 recapitalization, on September 30, 2004, the Company entered into a new five-year senior secured loan and revolving credit facility with Merrill Lynch, which replaced the Company's prior loan facility with Wells Fargo. At the time of the recapitalization transaction, the Company's existing term loan balance of $318 was paid off and the credit agreement with Wells Fargo was terminated. The new loan facility with Merrill Lynch provides $25,000 in borrowing capacity, consisting of an $8,000 revolving loan facility and a $17,000 term loan. The loans are secured by substantially all the assets of the Company. Borrowings under the revolving loan facility are subject to a borrowing base equal to 85% of eligible accounts receivables and 60% of eligible inventories. Interest rates under the new agreement are based on the election of the Company of either a LIBOR rate or Prime rate. Under the LIBOR rate option, the revolving loan facility will bear interest at the LIBOR rate plus 3.75% per annum for borrowings under the revolving credit facility and borrowings under the term loan facility will bear interest at the LIBOR rate plus 4.25%. Under the Prime rate option, the revolving loan facility will bear interest at the Prime rate plus 2.75% per annum and the term loan facility will bear interest at the Prime rate plus 3.25%. Fees under the loan agreement include an unused line fee of .50% per annum on the unused portion of the revolving credit facility.

The Company is required to repay the term loan in equal quarterly scheduled payments of $850. The Company is entitled to prepay the term loan, in whole or in part, in minimum amounts without penalty. Mandatory prepayments of the loans under the term loan are required in amounts equal to 75% of the Company’s excess cash flow, as defined in the agreement, for each fiscal year and 100% of (i) the insurance or condemnation proceeds received in connection with a casualty event, condemnation or other loss, less any proceeds reinvested by the Company up to $500 per fiscal year; (ii) the net proceeds from issuance of equity or debt securities and (iii) the net cash proceeds of asset sales or other dispositions subject to customary exceptions. The revolving loan facility expires on September 29, 2009, at which time all outstanding amounts under the revolving loan facility are due and payable. The Company is subject to certain quarterly and annual financial covenants, commencing with the fiscal quarter ended December 31, 2004. At June 30, 2005, the Company was in compliance with its debt covenants.

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

The Company had available under its revolving credit facility $8,000 and $4,989 at June 30, 2005 and September 30, 2004, respectively.

The Company’s long-term debt and capital lease obligations consist of the following:

	June 30, 2005	September 30, 2004
Bank revolving credit facility due September 29, 2009, bearing interest at a variable rate.	$ -	$ 3,011
Bank term loan due September 29, 2009, balance bearing interest at a variable rate, (7.93% at June 30, 2005) payable in quarterly installments of $850.	14,450	17,000

Capital leases	43	83
	14,493	20,094

Less current portion	3,443	3,454
	$ 11,050	$ 16,640

Note 11. Product Warranties

The Company establishes a product warranty liability based on a percentage of product sales. The liability is based on historical return rates of products and amounts for significant and specific warranty issues, and is included in accrued expenses in the accompanying condensed consolidated balance sheets. Warranty is limited to a specific time period, mileage or hours of use, and varies by product and application. The Company has recorded a liability, which, in the opinion of management, is adequate to cover such warranty costs. Following is a reconciliation of the changes in the Company’s warranty liability for the three and nine month periods ended June 30, 2005 and 2004:

	Three and Nine Month Periods Ended June 30, 2005		Three and Nine Month Periods Ended June 30, 2004
Balance at September 30, 2004	$ 1,393	Balance at September 30, 2003	$ 2,432
Payments	(164)	Payments	(708)
Additional accruals	304	Additional accruals	230
Balance at December 31, 2004	$ 1,533	Balance at December 31, 2003	$ 1,954

Payments	(510)	Payments	(962)
Additional accruals	374	Additional accruals	637
Accrual adjustments	-	Accrual adjustments	(47)
Balance at March 31, 2005	$ 1,397	Balance at March 31, 2004	$ 1,582
Payments	(159)	Payments	(441)
Additional accruals	319	Additional accruals	467
Balance at June 30, 2005	$ 1,557	Balance at June 30, 2004	$ 1,608

In January 2003, the Company was notified by one customer of higher than normal warranty claims on one of the Company’s electronic throttle control systems. This customer entered into a campaign to address this specific warranty issue. Management estimated that the total potential units involved were approximately 30,500 units and in the second quarter of fiscal 2003 recorded an accrual of $985 for the estimated costs of the repairs. Based on continuing analysis, return experience and the extension of this campaign to December 2004, additional accruals were made consisting of $336 during the fourth quarter of fiscal 2003 and $322 during fiscal 2004. The Company has made modifications to the product. All units that were in the customer’s inventory were returned or replaced. During the nine month periods ended June 30, 2005 and 2004, the Company made payments of $88 and $1,260, respectively, related to this specific warranty claim. As this campaign ended on December 31, 2004, the Company does not anticipate any further increases or adjustments related to this specific warranty claim.

Note 12. Pension Plans and Post-Retirement Benefits

The Company maintains two pension plans, an hourly employee plan and a salaried employee plan. The hourly plan covers certain of the Company’s union employees. The salaried plan covers certain salaried employees. During 2003, the Company modified the provisions of the salaried plan to limit the number of eligible employees to those in the plan at the time of modification and to limit the benefits under the plan to those earned to that date. Annual net periodic pension costs under the plans are determined on an actuarial basis. Disclosures regarding the components of net periodic benefit cost and contributions of pension plans are included below.

Components of Net Periodic Benefit Cost:
	Salaried Employees Plan		Hourly Employees Plan
	Three Month Period Ended June 30,		Three Month Period Ended June 30,
	2005	2004	2005	2004
Service cost	$ -	$ 27	$ 37	$ 64
Interest cost	69	70	109	105
Expected return on plan assets	(51)	(34)	(65)	(50)
Amortization of prior service cost	-	-	14	15
Amortization of loss	25	33	92	92
Net periodic benefit cost	$ 43	$ 96	$ 187	$ 226

	Salaried Employees Plan		Hourly Employees Plan
	Nine Month Period Ended June 30,		Nine Month Period Ended June 30,
	2005	2004	2005	2004
Service cost	$ -	$ 81	$ 111	$ 192
Interest cost	207	210	327	315
Expected return on plan assets	(153)	(102)	(195)	(150)
Amortization of prior service cost	-	-	42	45
Amortization of loss	75	99	276	276
Net periodic benefit cost	$ 129	$ 288	$ 561	$ 678

The Company expects total contributions to its pension plans in fiscal 2005 to be $1,193. As of June 30, 2005, the Company has made contributions of $795 and will make further contributions of $398 in the fourth quarter of fiscal 2005.

The Company also provides health care and life insurance benefits for certain of its retired employees. These benefits are subject to deductibles, co-payment provisions and other limitations. Disclosures regarding the components of net periodic benefit cost and contributions of the Company’s post-retirement plan are required for interim financial statements and are included below. The Company did not make any contributions to the post-retirement plan for the three and nine month periods ended June 30, 2005 and 2004.

Components of Net Periodic Benefit Cost:
	Post-Retirement Plan
	Three Month Period Ended June 30,		Nine Month Period Ended June 30,
	2005	2004	2005	2004
Service cost	$ 2	$ 2	$ 6	$ 6
Interest cost	65	54	195	162
Amortization	6	(7)	18	(21)
Net periodic benefit cost	$ 73	$ 49	$ 219	$ 147

Note 13. Related Parties

As part of the 2004 recapitalization transaction, the Company entered into a put/call option agreement with American Industrial Partners Capital Fund III, L.P. (“AIP”). Under the option agreement, during the period commencing on September 30, 2006 and ending on September 30, 2007, AIP has a one-time right to require the Company to repurchase up to 7,000,000 shares of the Company’s common stock then held by AIP (the “Put”). The exercise price for the Put is the lesser of $1.00 per share or the average of the closing trading price of the Company’s common stock for the 30 trading days immediately preceding the third business day before the notice of exercise of the Put is delivered by AIP. If the Company fails to pay the price within 30 days after exercise of the Put by AIP, the Company must issue to AIP shares of the Company’s Series C Preferred Stock. The number of shares of Series C Preferred Stock to be issued to AIP would equal the aggregate price of the shares of common stock held by AIP that the Company was required to repurchase upon exercise of the Put divided by $100. The Series C Preferred Stock would be senior to the Company’s common stock and any other class or series of stock of the Company with respect to (i) the right to receive dividends, and (ii) the right to receive a distribution of assets upon the dissolution, winding up or other liquidation of the Company. This liquidation preference would equal $100 per share, plus accrued but unpaid dividends. The Series C Preferred Stock would accrue cumulative dividends on a daily basis at the rate of 15% per annum, with such rate increasing by 0.25% every three months, up to a maximum rate of 20% per annum. In addition, the Company would have redemption rights to be able to redeem all or any portion of the Series C Preferred Stock at any time in minimum increments of 500 shares at a price per share equal to $100 plus all accrued but unpaid dividends. AIP may assign its rights to the Put to any person that holds at least 6,000,000 shares of the Company’s common stock prior to such assignment. Upon any such assignment, however, the Company’s obligation to issue Series C Preferred Stock as described above terminates. AIP may not assign the Put separately from the Call described below.

In exchange for the Put, AIP granted the Company a right to purchase from AIP on October 31, 2007 all of the shares of the Company’s common stock then held by AIP, up to a maximum of 7,000,000 shares, at a price of $2.00 per share (the “Call”). In order to exercise the Call, the Company is required to deliver to AIP a written notice of its election to exercise the Call. Such notice must be provided no more than thirty nor fewer than ten days prior to the Call date. The Company estimated the value of both the Put and Call under the option agreement, based in part on advice from a valuation firm. The valuation as of June 30, 2005 resulted in a Put value of $367 and a Call value of $357. The $10 difference between the value of the Put and the value of the Call has been recorded as a long-term liability in the accompanying condensed consolidated balance sheets at June 30, 2005. As a result of the valuation at June 30, 2005, the Company recognized a loss of $59 from the change in the net value of the Put and Call from March 31, 2005 to June 30, 2005 and a total gain of $323 for the nine month period ended June 30, 2005. The loss for the three month period ended June 30, 2005 and the gain for the nine month period ended June 30, 2005 have been recorded in other (income) expense in the accompanying condensed consolidated statements of operations. The Company will continue to revalue both the Put and the Call on a quarterly basis, with the change recorded to other (income) expense.

Effective with the 2004 recapitalization transaction, the Company and AIP Advisors terminated the existing Management Service Agreement and entered into a new Management Services Agreement with each of AIP Advisors and Dolphin Advisors, LLC (“Dolphin Advisors”). Under the new agreement, each of AIP Advisors and Dolphin Advisors will provide advisory and management services to the Company and its subsidiaries. As consideration for such services, commencing October 1, 2004 the Company is required to pay (i) an annual management fee to AIP Advisors equal to $80, and (ii) an annual management fee to Dolphin Advisors equal to $120. Such annual management fees are payable in quarterly installments. The Company’s obligation to pay the annual fee to AIP Advisors and Dolphin Advisors will terminate automatically as of September 30, 2007, or earlier under certain circumstances. The Company made no payments in fiscal 2004 under this agreement. The Company recognized expense of $50 and $150 during the three and nine month periods ended June 30, 2005 for the Management Services Agreement.

Note 14. Preferred Stock

During the first quarter of fiscal 2004, the Company paid $1,413 of previously accrued Series A-1 Preferred Stock dividends. After such payment, no further dividends existed for Series A-1 Preferred Stock. As a result of the completion of the 2004 recapitalization transaction, all outstanding shares of Series A-1 Preferred Stock as of September 30, 2004 were converted into 11,848,740 shares of common stock.

Note 15. Warrants and Common Stock

In June 2005, the Company issued 76,336 shares of restricted common stock to its President and Chief Executive Officer at $1.31 per share. As part of his employment agreement effective October 1, 2004, he was entitled to a one-time signing bonus payable in May 2005, of which $100 would be paid in shares of common stock, valued at the average trading price for the preceding 30 days and $100 payable in cash. Additionally, this agreement grants the Company the option to pay up to 7% of his annual base salary in shares of common stock. In June 2005, the Company elected to pay 7% of his fiscal 2005 salary in common stock of the Company and issued 12,824 shares of restricted common stock at $1.31 per share.

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

In March 2004, the Company sold 216,667 shares of restricted common stock to certain employees at $0.75 per share, which approximated the market value price at the date of the transaction. Cash from this transaction was received in April 2004. In addition, the Company granted stock options to each employee that purchased common stock in consideration for future services to be rendered. The total options granted were 866,667, which vest over a five-year period from the date of grant. The exercise price for each option is $0.77.

In April 2000, the Company issued $2,139 of 7.5% convertible subordinated debentures. The Company issued the placement agent in this transaction a five year warrant to purchase shares of the Company’s common stock equal to 7.0% of the total shares of common stock issuable upon the conversion of the debentures. The exercise price of the placement agent warrants was $2.40 per share. The exercise price for the placement agent warrants was not adjustable. During the third quarter ended June 30, 2005 these warrants expired unexercised. At this time, the Company has no further warrants outstanding.

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

In accordance with SFAS No. 144, the disposed assets were adjusted to their fair value, causing the Company to recognize a write down of assets of $183. The total loss on the write down of assets of $183 and the results of operations during the three and nine month periods ended June 30, 2004 have been recorded as a component of discontinued operations on the accompanying condensed consolidated statement of operations. Net sales for NESC during the three and nine month periods ended June 30, 2004 were $0 and $181, respectively, and were removed from total net sales in the accompanying condensed consolidated statements of operations. NESC incurred operating expenses of $41 for the third quarter of fiscal 2004, which were reflected as a loss from operations of discontinued operations. For the first nine months of fiscal 2004, NESC incurred negative gross profit of $16 and total operating expenses of $90 resulting in a net loss from operations of $106.

Note 17. Segment Information

The Company accounts for its segments in accordance with SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information”. During the three and nine months ended June 30, 2005 and 2004, the Company operated in one segment: vehicle components.

Note 18. Contingencies

The Company is a party to various pending judicial and administrative proceedings arising in the ordinary course of business. The Company’s management and legal counsel have reviewed the probable outcome of these proceedings, the costs and expenses reasonably expected to be incurred, the availability and limits of the Company’s insurance coverage, and its established reserves for uninsured liabilities. While the outcome of the pending proceedings cannot be predicted with certainty, based on the Company’s review, the Company believes that any liability that may result is not reasonably likely to have a material effect on the Company’s consolidated financial statements.

The soil and groundwater at the Company’s Portland, Oregon facility contain contaminants that the Company believes were released on the property by previous owners of the business. Some of this contamination has migrated offsite to a neighboring property. The Company has retained an environmental consulting firm to investigate the extent of the contamination and to determine what, if any, remediation will be required and the associated costs. During the third quarter of fiscal 2004, the Company entered into the Oregon Department of Environmental Quality’s voluntary clean-up program and during fiscal 2004 the Company recorded a loss of $950 for this matter, representing the low end of the reasonable range of estimated future investigation, remediation and monitoring costs. As of June 30, 2005, this amount has been reduced to $703 to reflect expenditures made to complete portions of the investigation. The Company has a contractual indemnity claim against the prior owner of the business with respect to this contamination and notified the prior owner of this indemnity claim. The Company also has contribution claims for investigation and remediation costs against other prior owners of the business and a former owner of the property under the federal Superfund act and the Oregon Cleanup Law. The Company is exploring the possibility of cooperative settlement with these prior owners. The Company intends to pursue legal action against these prior owners if settlements cannot be reached in a reasonable time.

On October 1, 2004, the Company was named as a co-defendant in a product liability case (Cuesta v. Ford, et al, District Court for Bryant, Oklahoma) that seeks class action status. The complaint seeks an unspecified amount of damages on behalf of the class. The Company believes the claims to be without merit and intends to vigorously defend against this action. There can be no assurance, however, that the outcome of the lawsuit will be favorable to the Company or will not have a material adverse effect on the Company’s business, consolidated financial condition and results of operations. The Company cannon reasonably estimate the possible loss or range of loss at this time. In addition, the Company has incurred and will continue to incur substantial litigation expenses in defending this litigation.

On May 12, 2003, Mr. Thomas Ziegler, the Company’s former president and chief executive officer, sued the Company, American Industrial Partners, L.P.; American Industrial Partners Fund III, L.P., and American Industrial Partners Fund III Corporation in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida. In the suit, Mr. Ziegler alleges that the Company breached an “oral agreement” with Mr. Ziegler to pay him additional compensation, including a bonus of "at least" $500 for certain tasks performed by Mr. Ziegler while he was the Company's president and chief executive officer and seeks additional compensation to which he claims he is entitled. The Company disputes the existence of any such agreement and any resulting liability to Mr. Ziegler and is vigorously defending this action. Subsequent to the quarter ended June 30, 2005, this case was dismissed without prejudice for failure to prosecute. Mr. Ziegler's attorneys have indicated that Mr. Ziegler intends to refile the case.

Williams Controls, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in thousands, except per share amounts)

Overview

We primarily design, manufacture and sell electronic throttle control systems and pneumatic control systems for heavy trucks, transit busses and off-road equipment. The majority of our customers are manufacturers of these vehicles and equipment.

During the nine month period ended June 30, 2005, we sold approximately 65% of our products in the United States and approximately 35% to foreign customers. We sell the majority of our products directly to large original equipment manufacturers, such as Freightliner, LLC, The Volvo Group, Paccar, Inc. and Navistar International Corporation. We also sell our products through a network of independent distributors, which sell to smaller original equipment manufacturers and to truck and transit bus owners as replacement parts. To date, all of our products have been produced in our Portland, Oregon facility, although we have recently started production at our facility in Suzhou, China.

Electronic throttle controls send an electrical signal proportional to throttle position to adjust the speed of electronically controlled engines. Electronically controlled engines produce lower emissions and require electronic throttle controls. The original applications were in heavy trucks and transit busses in the United States and Europe in the early 1990's when electronically controlled engines were first introduced. As a result of the continuing implementation of more stringent engine emissions standards worldwide demand demand for low emission electronically controlled engines and electronic throttle control systems is expanding. Both China and India have recently announced plans to require more stringent emissions standards for heavy trucks and buses over the next five years. In addition, emission regulations are being enacted that also increase the use of electronic throttle controls in off-highway engine powered equipment.

We believe that the demand for our products will be driven by worldwide emissions legislation and the economic cycle for heavy trucks, busses, and off-road equipment. We opened offices in China and Europe in the quarter ended March 31, 2005 to better address international markets.

While we believe we are the leader in the market for electronic throttle control systems for heavy trucks, transit busses, and off-road equipment, the markets for our products are highly competitive worldwide. Certain of our competitors have substantial financial resources and significant technological capabilities. We work closely with our existing and potential customers to design and develop new products and adapt existing products to new applications, and to improve the performance, reliability and cost-effectiveness of our products.

Registration Statement Filed on June 7, 2005

The Company filed a Registration Statement on Form S-1 on June 7, 2005 (File No. 333-125590) (the “Registration Statement”). The Registration Statement became effective on June 15, 2005. The Registration Statement covers the resale from time to time of 17,189,117 shares of the Company’s common stock held by certain stockholders of the Company. These shares were registered pursuant to certain registration rights granted in (i) a registration rights agreement between the Company and the holders of the Company’s Series A-1 Preferred Stock, dated July 15, 2002, and amended on September 30, 2004 (the “Series A-1 Registration Rights Agreement”), and (ii) a registration rights agreement between the Company and the holders of the Company’s Series B Preferred Stock dated July 1, 2002, and amended on September 30, 2004 (the “Series B Registration Rights Agreement”). The Series A-1 Preferred Stock subject to the Series A-1 Registration Rights Agreement was converted to common stock in accordance with the Company’s 2004 recapitalization transaction. As part of this recapitalization transaction, some of the Series B Preferred Stock subject to the Series B Registration Rights Agreement were redeemed and the remaining shares of Series B Preferred Stock were converted to common stock.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, sales, cost of sales and expenses and related disclosure of contingent assets and liabilities. We evaluate our estimates on an on-going basis. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies and the related judgments and estimates affect the preparation of our consolidated financial statements.

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

Warranty:

We provide a warranty covering defects arising from products sold. The product warranty liability is based on historical return rates of products and amounts for significant and specific warranty issues. The warranty is limited to a specified time period, mileage or hours of use, and varies by product, application and customer. The Company has recorded a liability that management believes is adequate to cover such warranty costs. While we believe our estimates are reasonable, they are subject to change and such change could be material.

Environmental:

We estimate the costs of investigation and remediation for certain soil and groundwater contaminants at our Portland, Oregon facility. Our ultimate costs for the investigation, remediation and monitoring of this site cannot be predicted with certainty due to the often unknown magnitude of the pollution or the necessary cleanup, the varying costs of alternative cleanup methods, the amount of time necessary to accomplish such cleanups and the evolving nature of cleanup technologies and governmental regulations. The Company has recognized a liability for environmental remediation costs for this site in an amount that management believes is probable and reasonably estimable. When there is more than one estimate of a probable loss, and all such estimates are within a range, the minimum amount in the range is accrued when no estimate within the range is better than another. In making these judgments and assumptions, the Company considers, among other things, the activity to-date at the site and information obtained through consultation with applicable regulatory authorities and third party consultants and contractors. The Company regularly monitors its exposure to environmental loss contingencies. As additional information becomes known, it is at least reasonably possible that a change in the estimated liability accrual will occur in the near future.

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

Forward-Looking Statements

This report on Form 10-Q, including the Notes to Unaudited Consolidated Financial Statements, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, those statements relating to development of new products, the financial condition of the Company and the ability to increase distribution of the Company’s products. Forward-looking statements can be identified by the use of forward-looking terminology, such as “may”, “will”, “should”, “expect”, “anticipate”, “estimate”, “continue”, “plans”, “intends”, or other similar terminology. Although we believe that the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated by the forward-looking statements. These risks and uncertainties are beyond our control and, in many cases, we cannot predict the risks and uncertainties that could cause our actual results to differ materially from those indicated by the forward-looking statements.

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

Investors are cautioned to consider the risk factors identified in our annual report on Form 10K for the fiscal year ended September 30, 2004 and the following items when considering forward-looking statements. If any of these items actually occur, our business, results of operations, financial condition or cash flows could be materially adversely affected. Such matters involve risks and uncertainties that include, without limitation, the following:

•	A significant portion of our sales are derived from a limited number of customers, and results from operations could be adversely affected and stockholder value harmed if we lose any of these customers;

•	Demand for equipment on which our products are installed may decrease, which could adversely affect our revenues and stockholder value;

•	Our products could be recalled, which could increase our costs and decrease our revenues and adversely affect stockholder value;

•	We purchase raw materials and component parts from suppliers and changes in the relationships with such suppliers, as well as increases in the costs of such raw materials and/or component parts, would adversely affect our ability to produce and market our products, which would adversely affect our profit margins, results from operations and stockholder value;

•	Our products could be subject to product liability claims by customers and/or consumers, which would adversely affect our profit margins, results from operations and stockholder value;

•	Work stoppages or other changes in the relationship with our employees could make it difficult for us to produce and effectively market our products, which would adversely affect our profit margins, results from operations and stockholder value;

•	Our defined benefit pension plans are under-funded and, therefore, we may be required to increase our contributions to the plans, which would adversely affect our cash flows;

•	The soil and groundwater at our Portland, Oregon facility contains certain contaminants that may require us to incur substantial expense to investigate and remediate, which would adversely affect our profit margins, results from operations and stockholder value;

•	We are required to comply with federal and state environmental laws, which could become increasingly expensive and could result in substantial liability if we do not comply;

•	Fluctuations in the value of currencies could adversely affect our international sales, which would result in reduced revenues and stockholder value;

•	Complying with the laws applicable to foreign markets may become more difficult and expensive in the future, which could adversely affect our results from operations and stockholder value;

•	Political and economic instability in the foreign markets may make doing business there more difficult and costly, which could adversely affect our results from operations and stockholder value;

•	The market price of our stock has been and may continue to be volatile, which could result in losses for stockholders;

•	If we are unable to adequately protect our intellectual property, both domestically and internationally, third parties may be able to use our technology;

•	The ability to elect our Board of Directors, and therefore to exercise substantial control over us, rests in the hands of a few major stockholders.

Results of Operations

                Financial Summary

                (Dollars in Thousands)

	Three Month Period Ended June 30,			Nine Month Period Ended June 30,
	2005	2004	% Change	2005	2004	% Change
Net sales	$17,192	$15,127	13.7%	$49,928	$42,142	18.5%
Cost of sales	11,348	10,098	12.4%	32,901	28,810	14.2%
Gross profit	5,844	5,029	16.2%	17,027	13,332	27.7%
Research and development	855	858	(0.3%)	2,445	2,236	9.3%
Selling	364	339	7.4%	974	901	8.1%
Administration	1,577	1,186	33.0%	4,397	3,362	30.8%

Operating income from continuing operations	$ 3,048	$ 2,646	15.2%	$ 9,211	$ 6,833	34.8%

As a percentage of net sales:
Cost of sales	66.0%	66.8%		65.9%	68.4%
Gross profit	34.0%	33.2%		34.1%	31.6%
Research and development	5.0%	5.7%		4.9%	5.3%
Selling	2.1%	2.2%		2.0%	2.1%
Administration	9.2%	7.8%		8.8%	8.0%
Operating income from continuing operations	17.7%	17.5%		18.4%	16.2%

Comparative – Three month periods ended June 30, 2005 and 2004

NM = Not Meaningful

			Percent Change
For the Three Month Period Ended June 30:	2005	2004	2005 to 2004
Net sales	$ 17,192	$ 15,127	13.7%

Net sales to our heavy truck and transit bus customers increased $2,065 in the third quarter of fiscal 2005 and is primarily due to increased sales volumes of electronic throttle control systems resulting from a general increase in truck production throughout the industry, primarily in the North American and, to a lesser extent, in the European markets.

			Percent Change
For the Three Month Period Ended June 30:	2005	2004	2005 to 2004
Gross profit	$ 5,844	$ 5,029	16.2%

Gross profit was $5,844, or 34.0% of net sales, in the third quarter of 2005, an increase of $815 compared to the gross profit of $5,029, or 33.2% of net sales, in the comparable fiscal 2004 period.

The increase in gross profit during the third quarter of fiscal 2005 is primarily driven by a 13.7% increase in sales of electronic throttle and pneumatic control systems to heavy truck and transit bus customers combined with small reductions in manufacturing overhead expenses. Manufacturing overhead expenses decreased from the prior year, primarily due to reductions in group health costs and insurance costs offset by an overall increase in personnel costs.

			Percent Change
For the Three Month Period Ended June 30:	2005	2004	2005 to 2004
Research and development	$ 855	$ 858	(0.3%)

Research and development expenses remained relatively constant between the third quarter of fiscal 2005 and the comparable period in 2004. Increases in patent costs were offset by reductions in temporary personnel and other product development costs during the quarter. The Company’s research and development expenditures will fluctuate based on the products under development at any given point in time. Overall, we expect research and development expenses to increase in fiscal 2005 compared to fiscal 2004 levels due to additional pedal design projects and sensor development efforts.

			Percent Change
For the Three Month Period Ended June 30:	2005	2004	2005 to 2004
Selling	$ 364	$ 339	7.4%

Selling expenses increased $25 during the three month period ended June 30, 2005 as compared with the three month period ended June 30, 2004 mainly due to expanded selling and marketing efforts in the European and Asian markets. We expect to continue to incur increased expenses associated with our current foreign customers and expanded selling and marketing efforts in foreign markets.

			Percent Change
For the Three Month Period Ended June 30:	2005	2004	2005 to 2004
Administration	$ 1,577	$ 1,186	33.0%

Administration expenses for the three month period ended June 30, 2005 increased $391 when compared with the same period in 2004. The increase in administration expenses is primarily a result of increased legal and professional expenses, primarily in defense of the class action lawsuit discussed in Note 18 in the Notes to Unaudited Condensed Consolidated Financial Statements, and an increase in personnel expenses related to the addition of our new President and Chief Executive Officer, whose employment commenced in October 2004, and includes additional compensation costs. Offsetting these increases in administration expenses were reductions in management fees and expenses related to our former passenger car and light truck product lines.

			Percent Change
For the Three Month Period Ended June 30:	2005	2004	2005 to 2004
Interest income	$ (13)	$ (1)	NM
Interest expense – Debt	312	17	NM
Interest expense – Series B Preferred Stock dividends and accretion	-	822	NM
Total interest expense, net	$ 299	$ 838	(64.3%)

Interest expense on debt increased $295 to $312 in the third quarter of fiscal 2005 from $17 in the third quarter of fiscal 2004. The increase in interest expense is the result of an increase in bank debt due to the fiscal 2004 recapitalization transaction, which was completed on September 30, 2004 and is described in the Notes to Unaudited Condensed Consolidated Financial Statements. We expect interest expense on debt to continue to be higher in fiscal 2005 when compared with fiscal 2004 due to the increased debt levels resulting from the fiscal 2004 recapitalization transaction.

Interest expense on Series B Preferred Stock related to dividends accrued on the Series B Preferred Stock during the third quarter of fiscal 2004 and the related accretion. Based on the guidelines of Statement of Financial Accounting Standards No. 150 (SFAS No. 150), the Company recorded all accrued dividends and accretion associated with the Series B Preferred Stock as a component of interest expense beginning with the fourth quarter of fiscal 2003. Interest expense on Series B Preferred Stock for the quarter ended June 30, 2004 was $822. Due to the fiscal 2004 recapitalization transaction, the Company will not have interest expense on Series B Preferred Stock subsequent to fiscal 2004.

			Percent Change
For the Three Month Period Ended June 30:	2005	2004	2005 to 2004
(Gain) loss on put/call option agreement	$ 59	$ -	NM

The $59 loss related to the change in the net value of the Put and Call option agreement from March 31, 2005 to June 30, 2005 as discussed in Note 13 of the Unaudited Condensed Consolidated Financial Statements.

			Percent Change
For the Three Month Period Ended June 30:	2005	2004	2005 to 2004
Income tax expense	$ 1,079	$ 42	NM

Tax expense reflects an effective tax rate of 40.1% for the quarter ended June 30, 2005. Prior to year-end fiscal 2004, the Company had provided for a full valuation allowance on its deferred tax assets, resulting in a minimal tax provision related to the income in the third quarter of fiscal 2004. The Company reduced the valuation allowance $11,374 during the fourth quarter of fiscal 2004. The valuation allowance was reduced based upon current and anticipated future taxable income generated by the Company and the conclusion that it was more likely than not that these deferred tax assets would be realized in the future.

The Company is currently in a net operating loss carry-forward position. Federal net operating losses are subject to provisions of the Internal Revenue Code that potentially restrict the utilization of this type of tax attribute in the event of an "ownership change" (as defined in the Internal Revenue Code Section 382). Changes in ownership associated with prior recapitalization transactions coupled with other past, present and future changes in ownership, may significantly defer the utilization of net operating loss carry forwards in the future. The Company does not believe an ownership change occurred as of June 30, 2005.

			Percent Change
For the Three Month Period Ended June 30:	2005	2004	2005 to 2004
Discontinued operations	$ -	$ 41	NM

The Company recorded a $41 loss from operations of discontinued operations during the three month period ended June 30, 2004 related to its NESC business. Refer to Note 16 of the Notes to Unaudited Condensed Consolidated Financial Statements.

Comparative – Nine month periods ended June 30, 2005 and 2004

NM = Not Meaningful

			Percent Change
For the Nine Month Period Ended June 30:	2005	2004	2005 to 2004
Net sales	$ 49,928	$ 42,142	18.5%

Net sales to our heavy truck and transit bus customers increased $7,786 in the first nine months of fiscal 2005 as compared to the first nine months of fiscal 2004 and is primarily due to increased sales volumes of electronic throttle control systems resulting from a general increase in truck production throughout the industry, primarily in the North American and, to a lesser extent, in the European markets.

			Percent Change
For the Nine Month Period Ended June 30:	2005	2004	2005 to 2004
Gross profit	$ 17,027	$ 13,332	27.7%

Gross profit was $17,027, or 34.1% of net sales, in the first nine months of 2005, an increase of $3,695 compared to the gross profit of $13,332, or 31.6% of net sales, in the comparable fiscal 2004 period.

The increase in gross profit in fiscal 2005 is primarily driven by an 18.5% increase in sales of electronic throttle and pneumatic control systems to heavy truck and transit bus customers and small reductions in manufacturing overhead expenses. Manufacturing overhead expenses decreased from the prior year, primarily due to reductions in group health costs offset by an overall increase in personnel costs. In addition, the first nine months of fiscal 2004 included $312 of depreciation expense related to certain property, plant and equipment from our passenger car and light truck product lines, which were sold on September 30, 2003.

			Percent Change
For the Nine Month Period Ended June 30:	2005	2004	2005 to 2004
Research and development	$ 2,445	$ 2,236	9.3%

Research and development expenses increased $209 for the first nine months of fiscal 2005 compared to the same period in fiscal 2004. The increased research and development expense is largely attributable to additional products in development, which has resulted in higher staffing levels. The Company’s research and development expenditures will fluctuate based on the products under development at any given point in time. Overall, we expect research and development expenses to increase over fiscal 2004 levels due to additional pedal design projects and sensor development efforts.

			Percent Change
For the Nine Month Period Ended June 30:	2005	2004	2005 to 2004
Selling	$ 974	$ 901	8.1%

Selling expenses increased $73 for the nine month period ended June 30, 2005 compared to the nine month period in fiscal 2004. The increase in selling expenses is mainly due to expanded selling and marketing efforts in the European and Asian markets. We expect to continue to incur increased expenses associated with our current foreign customers and expanded selling and marketing efforts in foreign markets.

			Percent Change
For the Nine Month Period Ended June 30:	2005	2004	2005 to 2004
Administration	$ 4,397	$ 3,362	30.8%

Administration expenses for the nine month period ended June 30, 2005 increased $1,035 over the same period in 2004. The increase in administration expenses is primarily a result of increased legal and professional expenses, primarily in defense of the class action lawsuit discussed in Note 18 in the Notes to Unaudited Condensed Consolidated Financial Statements, and an increase in personnel expenses related to the addition of our new President and Chief Executive Officer, whose employment commenced in October 2004, and includes additional compensation costs and relocation assistance expenses. Offsetting these increases in administration expenses were reductions in management fees and expenses related to our former passenger car and light truck product lines. In addition, during the nine month period ended June 30, 2004, the Company recorded $250 of costs related to our environmental liability discussed in Note 18.

			Percent Change
For the Nine Month Period Ended June 30:	2005	2004	2005 to 2004
Interest income	$ (33)	$ (2)	NM
Interest expense – Debt	1,134	56	NM
Interest expense – Series B Preferred Stock dividends and accretion	-	2,382	NM
Total interest expense, net	$ 1,101	$ 2,436	(54.8%)

Interest expense on debt increased $1,078 to $1,134 in the first nine months of fiscal 2005 from $56 in the first nine months of fiscal 2004. The increase in interest expense is the result of an increase in bank debt due to the fiscal 2004 recapitalization transaction, which was completed on September 30, 2004 and is described in the Notes to Unaudited Condensed Consolidated Financial Statements. We expect interest expense on debt to continue to be higher in fiscal 2005 when compared with fiscal 2004 due to the increased debt levels resulting from the fiscal 2004 recapitalization transaction.

Interest expense on Series B Preferred Stock related to dividends accrued on the Series B Preferred Stock during the first nine months of fiscal 2004 and the related accretion. Based on the guidelines of SFAS No. 150, the Company recorded all accrued dividends and accretion associated with the Series B Preferred Stock as a component of interest expense beginning with the fourth quarter of fiscal 2003. Interest expense on Series B Preferred Stock for the nine months ended June 30, 2004 was $2,382. Due to the fiscal 2004 recapitalization transaction, the Company will not have interest expense on Series B Preferred Stock subsequent to fiscal 2004.

			Percent Change
For the Nine Month Period Ended June 30:	2005	2004	2005 to 2004
Gain on put/call option agreement	($323)	$ -	NM

The $323 gain related to the change in the net value of the Put and Call option agreement from September 30, 2004 to March 31, 2005 as discussed in Note 13 of the Unaudited Condensed Consolidated Financial Statements.

			Percent Change
For the Nine Month Period Ended June 30:	2005	2004	2005 to 2004
Income tax expense	$ 3,357	$ 136	NM

Tax expense reflects an effective tax rate of 39.7% for the nine month period ended June 30, 2005. Prior to year-end fiscal 2004, the Company had provided for a full valuation allowance on its deferred tax assets, resulting in a minimal tax provision related to the income in the first nine months of fiscal 2004. The Company reduced the valuation allowance $11,374 during the fourth quarter of fiscal 2004. The valuation allowance was reduced based upon current and anticipated future taxable income generated by the Company and the conclusion that it was more likely than not that these deferred tax assets would be realized in the future.

The Company is currently in a net operating loss carry-forward position. Federal net operating losses are subject to provisions of the Internal Revenue Code that potentially restrict the utilization of this type of tax attribute in the event of an "ownership change" (as defined in the Internal Revenue Code Section 382). Changes in ownership associated with prior recapitalization transactions coupled with other past, present and future changes in ownership, may significantly defer the utilization of net operating loss carry forwards in the future. The Company does not believe an ownership change occurred as of June 30, 2005.

			Percent Change
For the Nine Month Period Ended June 30:	2005	2004	2005 to 2004
Discontinued operations	$ -	$ 289	NM

The Company recorded a $289 loss from discontinued operations related to its NESC business. The Company reviewed the requirements of SFAS No. 144 and determined that the disposed NESC assets should be adjusted to their fair value resulting in a write down of assets of $183. The remaining loss from discontinued operations is the result of a loss on operations during the nine month period ended June 30, 2004 of $106. Refer to Note 16 of the Notes to Unaudited Condensed Consolidated Financial Statements.

Financial Condition, Liquidity and Capital Resources

Cash generated by operating activities was $9,484 for the first nine months of fiscal 2005, an increase of $5,023 from the cash generated by operating activities of $4,461 during the first nine months of fiscal 2004. Cash flows from operations for the nine month period ended June 30, 2005 included net income of $5,099, $3,047 from utilization of a portion of the deferred income tax net operating loss and an increase of cash related to changes in working capital of $781. Cash flows from operations for the nine month period ended June 30, 2004 included net income of $3,724, a non-cash increase of $2,382 for interest expense on Series B Preferred Stock dividends and accretion and a use of cash for an increase in working capital of $3,016. As a result of the 2004 recapitalization, the Company no longer has Series B Preferred Stock and will no longer record dividends and accretion associated with the Series B Preferred Stock.

The $781 increase in cash generated by operating activities related to working capital changes included an increase in accounts payable resulting from the extension of payment terms offset by an increase in accounts receivable due to increased sales. In addition, cash flows from operations for the nine month period ended June 30, 2005 included payments to our pension plans of $795 compared to $1,123 for the nine month period ended June 30, 2004. Cash flows from operations for the first nine months of fiscal 2005 included a $164 increase in warranty accruals compared to warranty payments primarily due to increased sales volumes, whereas in the first nine months of fiscal 2004, warranty payments exceeded warranty accruals by $824, due almost entirely to payments to one customer for the warranty campaign discussed in Note 11 in the Notes to Unaudited Condensed Consolidated Financials Statements. At this time, we expect warranty payments to be more consistent with warranty accruals, as we are not aware of and do not anticipate any further campaigns. We believe we will continue to generate positive cash from continuing operations due to our positive results of operations.

Cash used in investing activities was $2,311 for the nine month period ended June 30, 2005 and was comprised solely of purchases of property, plant and equipment. For the nine month period ended June 30, 2004, cash provided by investing activities was $5,245 and was comprised of $6,010 of net proceeds from the sale of assets from our passenger car and light truck product lines, which were sold on September 30, 2003, offset by $778 of purchases of property, plant and equipment. We expect our cash use for investing activities to increase throughout the fiscal year as we continue to make purchases of capital equipment.

Cash used in financing activities was $5,601 for the nine month period ended June 30, 2005, compared to cash used in financing activities of $3,758 for the nine month period ended June 30, 2004. The use of cash for financing activities for the first nine months of fiscal 2005 primarily relates to scheduled debt payments on our Merrill Lynch term loan and the payoff of our revolving credit facility with Merrill Lynch. The cash used for financing activities in the first nine months of fiscal 2004 primarily relates to the payoff of certain debt obligations with our prior lender using proceeds received from the sale of our passenger car and light truck product lines on September 30, 2003. In addition, we paid $1,413 of Series A-1 Preferred stock dividends during the first quarter of fiscal 2004. Also during the second quarter of fiscal 2004, we received proceeds of $2,092 related to the issuance of common stock from the conversion of warrants discussed in Note 15.

At June 30, 2005, our contractual obligations consisted of bank debt, capital leases and operating lease obligations, and a services agreement. We do not have any material letters of credit, purchase commitments, or debt guarantees outstanding at June 30, 2005. Maturities of these contractual obligations, excluding the mandatory excess cash flow payment requirements of the Term Loan as discussed in Note 10, consist of the following:

	Payments Due as of June 30, 2005 for the Periods ending September 30,
	2005	2006	2007	2008	2009	Total
Term loan	$ 850	$ 3,400	$ 3,400	$ 3,400	$ 3,400	$ 14,450
Revolver	-	-	-	-	-	-
Capital leases	14	29	-	-	-	43
Operating leases	15	33	14	7	4	73
Management Services Agreement	100	200	200	-	-	500
	$ 979	$ 3,662	$ 3,614	$ 3,407	$ 3,404	$ 15,066

Certain liabilities, including those related to our pension and post-retirement benefit plans, are reported in the accompanying condensed consolidated balance sheets but are not reflected in the table above due to the absence of stated maturities. The Company had net obligations at June 30, 2005 related to its pension plans and post-retirement medical plan of $5,414 and $3,336, respectively. Due to a change in legislation regarding funding of pension plans, cash payments to fund our pension obligations are expected to decrease in future periods compared to the amounts funded over the last few years. The Company funded $795 to its pension plans during the first nine months of fiscal 2005 compared to contributions of $1,123 for the first nine months of fiscal 2004. We expect to make payments of $398 throughout the rest of fiscal 2005.

At June 30, 2005, we had $8,000 available under our revolving credit facility plus cash and cash equivalents of $4,054. We believe these resources, when combined with cash provided by operations, will be sufficient to meet our working capital needs on a short-term and long-term basis.

Included in the accompanying consolidated balance sheet is approximately $1,333 of accounts payable related to closed insolvent subsidiaries of the Company. In accordance with SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, a debtor can only relieve itself of a liability if it has been extinguished. A liability is considered extinguished if (a) the debtor pays the creditor and is relieved of its obligation for the liability or (b) the debtor is legally released from being the primary obligor under the liability, either judicially or by the creditor. During the three and nine months ended June 30, 2005, the Company was judicially released from and reversed $1 and $53, respectively, of accounts payable related to closed, insolvent subsidiaries of the Company resulting in a gain, which has been recorded in other (income) expense in the accompanying condensed consolidated statements of operations. The Company expects to reverse amounts in future periods based on the recognition of the liabilities being judicially released in accordance with SFAS No. 140 of $7 remaining in fiscal 2005; $561 in fiscal 2006; $731 in fiscal 2007; and $34 in fiscal 2010.

Recently Issued Accounting Standards

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3”. This statement changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change and is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The Company is currently in the process of determining the effects of adopting this statement in its consolidated financial statements.

In December 2004, FASB issued SFAS No. 123 (Revised 2004), “Share Based Payment”. This statement requires that compensation cost relating to share-based payment transactions be recognized in financial statements. Compensation cost will be measured based on the fair value of the equity or liability instruments issued. Share-based compensation arrangements include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee stock purchase plans. SFAS No. 123R replaces SFAS No. 123 and supercedes APB No. 25 and is effective at the beginning of a registrant’s first fiscal year that begins after June 15, 2005, upon which time the Company will adopt the provisions of this statement. The Company is currently in the process of determining the effects of adopting SFAS No. 123R in its consolidated financial statements, including deciding which option valuation model to use.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs - an amendment of ARB No. 43, Chapter 4”. This statement clarifies the accounting for abnormal amounts of idle facility expenses, freight, handling costs, and wasted materials and requires that these items be recognized as current period charges. In addition, this statement requires the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for fiscal years beginning after June 15, 2005. The Company does not expect this statement to have a material effect on the financial statements of the Company.

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

•

As of June 30, 2005, the outstanding balance on the term loan was $14,450 and there were no amounts outstanding on the revolving loan. The effective annual interest rate on the term loan was 7.93% as of June 30, 2005. The Company does not believe that a hypothetical 10% change in end of the period interest rates or changes in future interest rates on these variable rate obligations would have a material effect on its financial position, results of operations, or cash flows. The Company has not hedged its exposure to interest rate fluctuations.

Foreign Currency Risk:

•

We sell our products to customers in the truck, transit bus and heavy equipment industries. The Company does not believe that changes in future exchange rates would have a material effect on its financial position, results of operations, or cash flows as all of its foreign sales transactions are denominated in US dollars. As a result, the Company has not entered into forward exchange or option contracts for transactions to hedge against foreign currency risk. The Company will continue to assess its foreign currency risk as its international operations and sales increase.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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
4.01

Specimen Unit Certificate (including Specimen Certificate for shares of Common Stock and Specimen Certificate for the Warrants). (Incorporated by reference to Exhibits 1.1 and 1.2 to the Registrant’s Registration Statement on Form 8-A, Commission File No. 0-18083, filed with the Commission on November 1, 1989)

4.02

Certificate to Provide for the Designation, Preferences, Rights, Qualifications, Limitations or Restrictions Thereof, of the Series A Preferred Stock, 7 1/2% Redeemable Convertible Series (Incorporated by reference to Exhibit 3.1 to the Registrant’s quarterly report on form 10-Q for the quarter ended March 31, 1998)

4.03

Certificate to Provide for the Designation, Preferences, Rights, Qualifications, Limitations or Restrictions Thereof, of the Series A-1 Preferred Stock, Non-Redeemable Convertible Series. (Incorporated by reference to Exhibit 3.3 to the Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2002)

4.04

Certificate to Provide for the Designation, Preferences, Rights, Qualifications, Limitations or Restrictions Thereof, of the Series B Preferred Stock, 15% Redeemable Convertible Series (Incorporated by reference to Exhibit (d)(v) to the Schedule TO-I/A filed on July 5, 2002)

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
10.05

Master Services Agreement, dated as of July 1, 2002, by and among American Industrial Partners, a Delaware general partnership, and the Company (Incorporated by reference to Exhibit (d)(ix) to the Schedule TO-I/A filed on July 5, 2002)

10.06	Dolphin Side Letter, dated as of July 1, 2002 (Incorporated by reference to Exhibit (d)(xi) to the Schedule TO-I/A filed on July 5, 2002)
10.07	Form of Amended and Restated Subordinated Debenture Due July 1, 2004 (Incorporated by reference to Exhibit (d)(xii) to the Schedule TO-I/A filed on July 5, 2002)
10.08

Amended and Restated Credit Agreement, including Promissory Notes for the Revolving Credit Loan and Terms Loans A and B, dated July 1, 2002 (Incorporated by reference to Exhibit (d)(xiii) to the Schedule TO-I/A filed on July 5, 2002)

10.09

Put/Call Option Agreement, dated September 30, 2004, between Williams and American Industrial Partners Capital Fund III, L.P. (Incorporated by reference to the Registrant’s report on Form 8-K, filed on September 29, 2004)

10.10

Credit Agreement, dated September 27, 2004, among Williams, Williams Controls Industries, Inc., a wholly-owned subsidiary of Williams, and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services, Inc. (Incorporated by reference to the Registrant’s report on Form 8-K, filed on September 29, 2004)

10.11

Amended and Restated Management Services Agreement, dated September 30, 2004, among Williams, American Industrial Partners and Dolphin Advisors, LLC (Incorporated by reference to the Registrant’s report on Form 8-K, filed on September 29, 2004)

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

WILLIAMS CONTROLS, INC.

Date: August 9, 2005	/s/ PATRICK W. CAVANAGH

Patrick W. Cavanagh

President and Chief Executive Officer

Date: August 9, 2005	/s/ DENNIS E. BUNDAY

Dennis E. Bunday

Chief Financial Officer