Form 10-K
period 2005-09-30
WILLIAMS CONTROLS INC
filed 2005-12-07
CIK 854860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 2005

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number 0-18083

Williams Controls, Inc.
(Exact name of registrant as specified in its charter)

Delaware	84-1099587
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14100 SW 72nd Avenue Portland, Oregon (Address of principal executive offices)	97224 (Zip code)

Registrant’s telephone number, including area code:
(503) 684-8600

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock ($.01 par value)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)  Yes [  ] No [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)  Yes [  ] No [X]

The aggregate market value of voting common shares (based upon the closing price of the shares as reported on the over the counter bulletin board) of Williams Controls, Inc. held by non-affiliates was approximately $38,999,899 as of March 31, 2005.

As of December 1, 2005, there were 46,741,571 shares of Common Stock outstanding.

Documents Incorporated by Reference

The registrant has incorporated by reference into Part III of this Form 10-K portions of its
Proxy Statement for the Annual Meeting of Stockholders to be held March 2, 2006.

Williams Controls, Inc.
Index to 2005 Form 10-K

		Page
Part I
Item 1.	Business	3–10
Item 2.	Properties	11
Item 3.	Legal Proceedings	11
Item 4.	Submission of Matters to a Vote of Security Holders	11

Part II
Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters	12
Item 6.	Selected Financial Data	12–13
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13–21
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	22
Item 8.	Financial Statements and Supplementary Data	24–54
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	55
Item 9A.	Controls and Procedures	55
Item 9B.	Other Information	55

Part III
Item 10.	Directors and Executive Officers of the Registrant	56
Item 11.	Executive Compensation	56
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	56
Item 13.	Certain Relationships and Related Transactions	56
Item 14.	Principal Accountant Fees and Services	56

Part IV
Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	57

Signatures		58

WILLIAMS CONTROLS, INC.
FORM 10-K

PART I
(Dollar amounts in thousands, unless otherwise indicated)

ITEM 1.    BUSINESS

We are a Delaware corporation formed in 1988. The following are our wholly-owned subsidiaries:

Active Subsidiaries — Williams Controls Industries, Inc. (“Williams”); Williams (Suzhou) Controls Co. Ltd. (“Williams Controls Asia”); and Williams Controls Europe GmbH (“Williams Controls Europe”).

Inactive Subsidiaries — Aptek Williams, Inc. (“Aptek”); Premier Plastic Technologies, Inc. (“PPT”); ProActive Acquisition Corporation (“ProActive”); WMCO-Geo, Inc. (“GeoFocus”); NESC Williams, Inc. (“NESC”); Williams Technologies, Inc. (“Technologies”); Williams World Trade, Inc. (“WWT”); Techwood Williams, Inc. (“TWI”); Agrotec Williams, Inc. (“Agrotec”) and our 80% owned subsidiaries Hardee Williams, Inc. (“Hardee”) and Waccamaw Wheel Williams, Inc. (“Waccamaw”).

General

We design, manufacture and sell electronic throttle and pneumatic control systems for heavy trucks, transit busses and off-road equipment. Electronic throttle controls send a signal proportional to throttle position to adjust the speed of electronically controlled engines. The use of electronically controlled engines is influenced primarily by emissions regulations, because these engines generally produce lower emissions. The original applications of electronic engines and electronic throttle controls were in heavy trucks and transit busses in the United States and Europe in the late 1980’s. As a result of the continuing implementation of more stringent emissions standards worldwide, demand for electronically controlled engines and electronic throttle control systems is expanding. Both China and India have announced plans to require more stringent emissions standards for heavy trucks and transit busses. Additionally, worldwide emissions regulations have been enacted that increase the use of electronic throttle controls in off-road equipment. We also produce a line of pneumatic control products, which are sold to the same customer base as our electronic throttle controls. These pneumatic products are used for vehicle control system applications. We believe that the demand for our products will be driven by worldwide emissions legislation and the economic cycles for heavy trucks, transit busses and off-road equipment.

During the year ended September 30, 2005, we sold approximately 65% of our products in the United States and approximately 35% internationally. We sell the majority of our products directly to large heavy truck, transit bus and off-road original equipment manufacturers worldwide, such as Freightliner, LLC, The Volvo Group, Paccar, Inc., Navistar International Corporation, Caterpillar, Inc., and Hyundai Motor, Co. We also sell our products through a network of independent distributors and representatives, which sell to smaller original equipment manufacturers and to truck and bus owners as replacement parts.

Historically, all of our products for all markets have been produced in, and sold from, our Portland, Oregon facility. To better address existing and developing international heavy truck, transit bus and off-road markets, we established during fiscal 2005 a manufacturing facility in Suzhou, China and opened sales offices in Shanghai, China and Ismaning (which is near Munich), Germany.

While we believe we are the leader in the market for electronic throttle control systems for heavy trucks, transit busses and off-road equipment, the markets for our products are highly competitive worldwide. Certain of our competitors have substantial financial resources and significant technological capabilities. While our Suzhou, China manufacturing facility will enable us to serve developing international markets, we believe this facility will also enable us to compete more effectively in all of the markets we serve. We work closely with our existing and potential customers to design and develop new products and adapt existing products to new applications, and to improve the performance, reliability and cost-effectiveness of our products.

Adjustable foot pedals are devices which move the throttle, brake and, if applicable, the clutch pedal, closer or further away from the vehicle driver to compensate for driver heights. During 2003, we entered into a licensing agreement for an adjustable pedal technology, which allows us to sell adjustable pedals in the medium and heavy truck and transit bus markets. We consider adjustable foot pedals to be a value added addition to our primary electronic throttle control product line. As of September 30, 2005, we have had no sales of adjustable pedals, however, we have focused additional resources in the adjustable pedal market and plan to begin selling these products in mid-fiscal 2006.

Electronic sensors are a component of our electronic throttle controls. We have historically purchased our sensors for use in our heavy truck, transit bus and off-road product lines from third parties. Prior to 2004, however, we sourced a limited number of sensors from our former passenger car and light truck product lines facility. These product lines were sold in fiscal 2003 and as part of this sale we retained the rights to our sensor technology. We have not produced any sensors since the sale. Additionally, in March of 2005, we obtained a license to use certain sensor technology from Moving Magnet Technology SA. We are currently developing capabilities that may allow us in the future to produce sensors for use in our products.

Financial Recapitalization

On September 30, 2004 we completed a recapitalization. As part of this recapitalization, we redeemed 98,114 shares of Series B preferred stock for approximately $26,436. The remaining 55,436 shares of Series B preferred stock were then converted into 11,761,495 shares of common stock, of which 6,765,045 were issued to American Industrial Partners Capital Fund III, L.P. (“AIP”). AIP was the primary investor in the Series B preferred stock. In addition, 77,550 shares of Series A-1 preferred stock were converted into 11,848,740 shares of common stock. As a result of this recapitalization, we have no shares of preferred stock issued or outstanding.

As additional elements of the recapitalization, we (i) entered into a Put/Call Option Agreement with AIP; (ii) amended and restated the Management Services Agreement (“MSA”) with American Industrial Partners (“AIP Advisor”) and Dolphin Advisors, LLC (“Dolphin Advisors”); (iii) restructured the composition of our Board of Directors; (iv) terminated our revolving and term loan agreement with Wells Fargo Credit, Inc. (“Wells Fargo”); and (v) entered into a new five-year revolving and term loan agreement with Merrill Lynch Capital Corp. (“Merrill Lynch”).

Subsequent to September 30, 2005, AIP sold all of its shares of stock in the Company to three purchasers: (i) the Company; (ii) Dolphin Offshore Partners L.P., an affiliate of Dolphin Advisors (the “Dolphin Affiliate”); and (iii) an investment group arranged by Taglich Brothers, Inc. The Company repurchased 2,500,000 shares at $1.28 per share. The Dolphin Affiliate purchased 2,132,523 shares at $1.28 per share. The investment group arranged by Taglich Brothers, Inc. purchased 2,132,522 shares at $1.28 per share. In conjunction with these sales by AIP, (i) the Put/Call Option Agreement was terminated and the parties were released from their obligations under this agreement; (ii) the portion of the MSA pertaining to AIP was terminated and the parties were released from their obligations under this agreement; and (iii) the two members of the Board of Directors affiliated with AIP, Mr. Kirk R. Ferguson and Mr. William I. Morris, resigned from the Board of Directors.

Dispositions

During the 1990’s we invested in several businesses outside our core area of expertise. Generally, these investments were not successful and resulted in significant losses and severe liquidity constraints. As of September 30, 2005, we have disposed of all such businesses.

Natural Gas Conversion    Our natural gas conversion business, NESC, was sold in fiscal 2004. The financial results of this business were not material to us as a whole.

Passenger Car and Light Truck    On September 30, 2003, we sold our passenger car and light truck electronic throttle control product lines to a competitor, Teleflex, Inc. This product line included the design and production of electronic throttle controls, including the related sensor, primarily for certain Ford Motor Company and General Motors product lines. For fiscal 2003, sales of this product line were approximately $4.6 million.

Electrical Components and Global Positioning System    Prior to 2002 our electrical components product line included the design and production of microcircuits, cable assemblies, sensors and other electronic products used in the telecommunication, computer and transportation industries. We have phased out of all of our electrical component products.

Competition

We believe we are the worldwide market leader for electronic throttle control systems for heavy trucks, transit busses and off-road vehicles. We believe we are the largest domestic producer in the market. We have a much smaller portion of the European and Asian markets. The markets for our products are highly competitive, with many of our competitors having substantial financial resources and significant technological capabilities. Our competitive position varies among our product lines.

The major competitors for our electronic throttle controls include AB Eletronik GmbH, Teleflex, Inc., Siemens VDO Automotive AG, Felsted Products, LLC, Hella KGaA Hueck & Co., Heinrich Kubler AG (KSR), and Comesys, Ltd. Other companies, including, Dura Automotive Systems, Inc. and CTS Corporation compete in the passenger car and light truck market and may attempt to compete in the heavy truck and transit bus market in the future.

We also manufacture pneumatic control systems for the diesel heavy truck, transit bus and off-road vehicles markets. The market for these pneumatic control systems is highly competitive and characterized by many competitors. Many of the customers for these products are the same customers as for our heavy truck and transit bus electronic throttle control systems.

When choosing among competing electronic throttle control systems, we believe purchasers of these systems focus on price, quality, value added engineering and reputation. In addition, we believe attainment of the TS 16949 quality certification and the ISO 14001 Environmental Management System certification are critical to qualifying as a supplier. Our Portland, Oregon manufacturing facility has attained the following certifications: TS 16949 and ISO 14001.

Marketing and Distribution

We sell our products to customers primarily in the heavy truck, transit bus and off-road equipment industries. For the years ended September 30, 2005, 2004 and 2003, Freightliner, LLC accounted for 18%, 20% and 21%, The Volvo Group accounted for 18%, 16% and 14%, Paccar, Inc. accounted for 17%, 16% and 10%, Navistar International Corporation accounted for 7%, 8% and 11% and Caterpillar, Inc. accounted for 5%, 5% and 4%, of net sales from continuing operations, respectively. Approximately 35%, 33% and 31% of net sales in fiscal 2005, 2004 and 2003 respectively, were to customers outside of the United States, primarily in Canada, Belgium, Sweden, Mexico and Korea, and, to a lesser extent, in other European countries, South America, Pacific Rim nations and Australia. Historically, our products have been primarily marketed and sold from our Portland, Oregon facility. During the second quarter of fiscal 2005, to better address existing and developing international heavy truck, transit bus and off-road markets, we opened sales offices in Shanghai, China and Ismaning (which is near Munich), Germany and established a manufacturing facility in Suzhou, China.

In fiscal 2005, 2004 and 2003, within the vehicle components segment, approximately 84%, 83% and 82% of our sales, respectively, were from sales of electronic throttle controls, with the remainder being sales of pneumatic control systems.

Environmental

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

The soil and groundwater at our Portland, Oregon facility contain certain contaminants, which were deposited from approximately 1968 through 1995. Some of this contamination has migrated offsite to a neighboring property. We have retained an environmental consulting firm to investigate the extent of the contamination and to determine what, if any, remediation will be required and the associated costs. During the third quarter of fiscal 2004, we entered into the Oregon Department of Environmental Quality’s voluntary clean-up program and during fiscal 2004 we established a liability of $950 for this matter. As of September 30, 2005, this liability has been reduced to $668 to reflect expenditures made to complete portions of the investigation. We have made contribution claims for investigation and remediation costs against all prior operators of the property and a former owner of the property under the Federal Superfund Act and the Oregon Cleanup Law. We believe we also have a contractual right to indemnification from one of the prior operators of the property for a portion of the investigation and remediation costs and have notified the prior operator of this indemnity claim. We are exploring the possibility of cooperative settlement with the prior owner and all of the prior operators. We intend to pursue legal action against these parties if settlements cannot be reached in a reasonable time. We believe that even with a resolution of the claims against the prior operators and prior owner of the property, the Company will be liable for some portion of the ultimate costs.

Government Regulation

Our vehicle component products must comply with the National Traffic and Motor Vehicle Safety Act of 1966, as amended, and regulations promulgated there under, which are administered by the National Highway Traffic Safety Administration (“NHTSA”). If, after an investigation, NHTSA finds that we are not in compliance with any of its standards or regulations, among other things, it may require that we recall products found not to be in compliance, and repair or replace such products. During fiscal 2005, we had no product recalls. We are not aware of any instances of non-compliance with the statute and applicable regulations.

Product Research and Development

We conduct engineering, research and development and quality control activities to maintain and improve the performance, reliability and cost-effectiveness of our products. Our engineering staff works closely with our customers to design and develop new products and to adapt existing products for new applications. During fiscal 2005, 2004 and 2003, the Company spent $3,233, $3,042 and $3,575, respectively, on these activities for continuing operations. We anticipate that these expenses may increase in the future with development of sensor production capability, as existing customers require additional product designs and with expansion into markets and new products such as adjustable pedals and off-road applications.

Patents, Trademarks and Licenses

We believe our products generally have strong name recognition in their respective markets. We own numerous patents, primarily under the “Williams” name, which expire at various times. We believe that, in the aggregate, the rights under our patents are generally important to our operations. We do not, however, consider any patent or group of patents to be of material importance to our total business.

During fiscal 2003, we obtained a license agreement for use of an adjustable pedal design for our heavy truck and transit bus product lines. The agreement required an initial payment of $125, which was paid in fiscal 2003, and a $75 payment to be paid based on certain criteria, which was paid during the first quarter of fiscal 2005. We will also make royalty payments based on the number of units sold by the Company. We have not sold any adjustable pedal units as of September 30, 2005; however, we have focused additional resources in the adjustable pedal market and plan to begin selling these products in mid-fiscal 2006. The agreement is for a period of three years and is renewed annually if certain sales thresholds are met.

Additionally, as part of the sale of the Company’s passenger car and light truck product lines to Teleflex, Inc. on September 30, 2003, we obtained the right to use certain of Teleflex, Inc.’s adjustable pedal patents in exchange for Teleflex, Inc. receiving licenses for certain of the Company’s patents.

In March 2005, we obtained a license to use non-contacting sensor technology from Moving Magnet Technology SA (“MMT”). The MMT license required an initial payment of $140, which was paid during the third quarter of fiscal 2005. In addition, we will make royalty payments based on the number of units sold and will be subject to minimum yearly royalties beginning in year three of this agreement. We will begin to amortize the capitalized license fees once the sale of units begins. The license is for a period of ten years and is renewed annually based on written mutual agreement. This license may be terminated by the licensor after four years if certain sales thresholds are not met.

Raw Materials; Reliance on Single Source Suppliers

We produce certain of our products from raw materials, including brass, aluminum, steel, plastic, rubber and zinc, which currently are widely available at reasonable terms. There are currently multiple manufacturers that make sensors specifically for our heavy truck and transit bus electronic throttle control systems. We manufacture foot pedals using a contact position sensor manufactured by Caterpillar, Inc., which is used exclusively on Caterpillar engines. Caterpillar supplies this sensor and requires that its sensor be used on all Caterpillar engines; therefore, we do not consider the Caterpillar sensor supply to be at risk. We purchase other component parts from suppliers, none of which is considered a single source supplier. Although these suppliers have been able to meet our needs on a timely basis, and appear to be willing to continue being suppliers, there is no assurance that a disruption in a supplier’s business, such as a strike, would not disrupt the supply of a component.

Steel and energy commodity demand has resulted in price increases causing higher costs for some of our components. Although component prices have increased, we have not been subject to supply constraints as a result of the increased demand.

Product Warranty

We warrant our products to the first purchaser and subsequent owners against malfunctions occurring during the warranty period resulting from defects in material or workmanship, subject to specified limitations. The warranty on vehicle components is limited to a specified time period, mileage or hours of use, and varies by product, application and customer. We have established a warranty liability based upon our estimate of the future cost of warranty and related service costs. We regularly monitor our warranty liability for adequacy in response to historical experience and other factors.

Employees

Our employees engaged in the manufacturing and vehicle components in the Portland, Oregon facility are represented by the International Union, United Automobile Workers of America and Amalgamated Local 492. The current five-year labor agreement expires on August 31, 2008. Prior to signing the new agreement, the union employees engaged in an eleven month strike action, which was settled by agreement with no financial liability to the Company on August 16, 2003. We now believe we have a satisfactory relationship with our employees. As of September 30, 2005, we employed a total of 113 people pursuant to this labor agreement. As of September 30, 2005, we employed approximately 84 non-union employees in our Portland, Oregon facility, of which approximately 17 were engaged in manufacturing and approximately 67 were engaged in administrative functions. As of September 30, 2005, we employed 14 employees in China and one employee in Europe.

Forward-Looking Statements

This report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, those statements relating to development of new products, the financial condition of the Company and the ability to increase distribution of our products. Forward-looking statements can be identified by the use of forward-looking terminology, such as “may”, “will”, “should”, “expect”, “anticipate”, “estimate”, “continue”, “plans”, “intends”, or other similar terminology. Although we believe that the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated by the forward-looking statements. These risks and uncertainties are beyond our control and, in many cases, we cannot predict the risks and uncertainties that could cause our actual results to differ materially from those indicated by the forward-looking statements.

The forward-looking statements are made as of the date hereof, and, except as otherwise required by law, we disclaim any intention or obligation to update or revise any forward-looking statements or to update the reasons why the actual results could differ materially from those projected in the forward-looking statements, whether as a result of new information, future events or otherwise.

Investors are cautioned to consider the risk factors identified below when considering forward-looking statements. If any of these items actually occur, our business, results of operations, financial condition or cash flows could be materially adversely affected.

Risk Factors

An investment in our common stock involves a high degree of risk. You should carefully consider the risks discussed below and the other information in this report on Form 10-K before deciding whether to invest in our common stock.

Risks related to our business:

A significant portion of our sales are derived from a limited number of customers, and results of operations could be adversely affected and stockholder value harmed if we lose any of these customers.

A significant portion of our revenues historically have been derived from a limited number of customers. For the years ended September 30, 2005, 2004 and 2003, Freightliner, LLC accounted for 18%, 20% and 21%, The Volvo Group accounted for 18%, 16% and 14%, Paccar, Inc. accounted for 17%, 16% and 10%, Navistar International Corporation accounted for 7%, 8% and 11%, and Caterpillar, Inc. accounted for 5%, 5% and 4%, respectively, of net sales from continuing operations. The loss of any significant customer would adversely affect our revenues and stockholder value.

Demand for equipment on which our products are installed may decrease, which could adversely affect our revenues and stockholder value.

We sell our products primarily to manufacturers of heavy trucks, transit busses and off-road equipment. If demand for our customers’ vehicles and equipment decreases, demand for our products would decrease as well. This decrease in demand would adversely impact our revenues and stockholder value.

Our products could be recalled, which could increase our costs and decrease our revenues.

Our vehicle component products must comply with the National Traffic and Motor Vehicle Safety Act of 1966, as amended, and regulations promulgated thereunder, which are administered by the National Highway Traffic Safety Administration (“NHTSA”). If NHTSA finds that we are not in compliance with its standards or regulations, it may, among other things, require that we recall products found not to be in compliance, and repair or replace such products. Such a recall could increase our costs and adversely impact our reputation in our industry, both of which would adversely affect our revenues, profit margins, results of operations and stockholder value. We experienced such a recall with respect to certain of our products in fiscal 2001.

We purchase raw materials and component parts from suppliers and changes in the relationships with such suppliers, as well as increases in the costs of such raw materials and/or component parts, would adversely affect our ability to produce and market our products, which would adversely affect our profit margins, results from operations and stockholder value.

We purchase raw materials and component parts from suppliers to be used in the manufacturing of our products. If a supplier is unable or unwilling to provide us with such raw materials and/or component parts, we may be unable to produce certain products, which could result in a decrease in revenue and adversely impact our reputation in our industry. Also, if prices of such raw materials and/or component parts increase and we are not able to pass on such increase to our customers, our profit margins would decrease. The occurrence of either of these would adversely affect our results from operations and stockholder value.

Our products could be subject to product liability claims by customers and/or consumers, which would adversely affect our profit margins, results from operations and stockholder value.

A significant portion of our products are used on heavy trucks and transit busses. If our products are not properly designed or built and/or personal injuries are sustained as a result of our equipment, we could be subject to claims for damages based on theories of product liability and other legal theories. The costs and resources to defend such claims could be substantial, and if such claims are successful, we could be responsible for paying some or all of the damages. Also, our reputation could be adversely affected, regardless of whether such claims are successful. Any of these results would adversely affect our profit margins, results from operations and stockholder value. We are currently named as a co-defendant in a product liability case that seeks class action. Refer to ITEM 3 — LEGAL PROCEEDINGS.

Work stoppages or other changes in the relationships with our employees could make it difficult for us to produce and effectively market our products, which would adversely affect our profit margins, results from operations and stockholder value.

If we experience significant work stoppages, as we did in fiscal 2003, we likely would have difficulty manufacturing our products. Also, our labor costs could increase and we may not be able to pass such increase on to our customers. The occurrence of either of the foregoing would adversely affect profit margins, results from operations and stockholder value.

Our defined benefit pension plans are under-funded and, therefore, we may be required to increase our contributions to the plans, which would adversely affect our cash flows.

We maintain two defined benefit pension plans among the retirement plans we sponsor. No new employees are being admitted to participate in these two plans. Participants in these two plans are entitled to a fixed formula benefit upon retirement. Although we make regular contributions to these two plans in accordance with minimum ERISA funding requirements, investment earnings may be less than expected, and we may be required to increase contributions to the under-funded plan(s), which would adversely affect our cash flows.

Risks related to environmental laws:

The soil and groundwater at our Portland, Oregon facility contains certain contaminants that may require us to incur substantial expense to investigate and remediate, which would adversely affect our profit margins, results from operations and stockholder value.

The soil and groundwater at our Portland, Oregon facility contain certain contaminants. Some of this contamination has migrated offsite to a neighboring property and potentially to other properties. We have retained an environmental consulting firm to investigate the extent of the contamination and to determine what, if any, remediation will be required and the associated costs. During the third quarter of fiscal 2004, we entered the Oregon Department of Environmental Quality’s voluntary clean-up program and during fiscal 2004 we established a liability of $950 for this matter. As of September 30, 2005, this liability was $668. Our costs could exceed this liability. We may incur substantial expenses if we are required to remediate the contamination, which would adversely affect our profit margins, results from operations and stockholder value.

We are required to comply with federal and state environmental laws, which could become increasingly expensive and could result in substantial liability if we do not comply.

We produce small quantities of hazardous waste in our operations and are subject to federal and state air, water and land pollution control laws and regulations. Compliance with such laws and regulations could become increasingly costly and the failure to comply could result in substantial liability. Either of these results could increase expenses, thereby adversely affecting our profit margins and stockholder value.

Risks related to foreign operations:

Fluctuations in the value of currencies could adversely affect our international sales, which would result in reduced revenues and stockholder value.

We sell products in Canada, Belgium, Sweden, Mexico, South America, the Pacific Rim nations, Australia, China and certain European nations, and have a manufacturing and sales operation in China, and a sales and technical center in Germany. For the fiscal years ended September 30, 2005, 2004 and 2003, foreign sales were approximately 35%, 33%, and 31% of net sales, respectively. Although currently virtually all of our sales and purchases are made in U.S. dollars, we anticipate that over time more of our sales will be denominated in foreign currencies. We do not presently engage in any hedging of foreign currency risk. In the future, our operations in the foreign markets will likely become subject to fluctuations in currency values between the U.S. dollar and the currency of the foreign markets. Our results from operations and stockholder value could be adversely affected if currency of any of the foreign markets increases in value relative to the U.S. dollar.

Complying with the laws applicable to foreign markets may become more difficult and expensive in the future, which could adversely affect our results from operations and stockholder value.

Our operations in foreign markets are subject to the laws of such markets. Compliance with these laws may become more difficult and costly in the future. In addition, these laws may change and such change may require us to change our operations. Any of these results could adversely affect our results from operations and stockholder value by increasing expenses and reducing revenues, thereby reducing profits.

Political and economic instability in the foreign markets may make doing business there more difficult and costly, which could adversely affect our results from operations and stockholder value.

Economic and political instability may increase in the future in foreign markets. Such instability may make it more difficult to do business there and may make it more expensive to do so. If our operations were nationalized by the government of China, this could cause us to write off the value of our operations in such foreign markets and eliminate revenues generated by such operations. Any of these results could result in onetime charges or increased expenses as well as lower revenues, which would adversely affect our results of operations and harm stockholder value.

Risks Related to our Capital Structure:

The market price of our stock has been and may continue to be volatile, which could result in losses for stockholders.

Our common stock is listed on the OTC and is thinly traded. Volatility on the OTC is typically higher than the volatility of stocks traded on the Nasdaq stock market or other major exchanges. Stocks traded on the OTC are typically less liquid than stocks traded on the Nasdaq stock market or other major exchanges. The market price of our common stock has been and, in the future, could be subject to significant fluctuations as a result of the foregoing, as well as variations in our operating results, announcements of technological innovations or new products by us or our competitors, announcements of new strategic relationships by us or our competitors, general conditions in our industries or market conditions unrelated to our business and operating results. Any of these results would adversely impact stockholder value.

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

ITEM 2.    PROPERTIES

We own a 120,000 square feet manufacturing facility and office building in Portland, Oregon. We believe the Portland facility is adequate for our existing needs and the needs for the foreseeable future. This manufacturing facility is equipped with the machinery and equipment necessary to manufacture and assemble our products. We believe that this facility has been maintained adequately.

We lease approximately 15,000 square feet in Suzhou, China for our Williams Controls Asia operation, approximately 500 square feet for our Shanghai, China sales office, and approximately 1,600 square feet for our Williams Controls Europe operation. During the second quarter of fiscal 2006, we anticipate vacating our existing manufacturing facility in Suzhou, China and moving to a new leased 40,000 square foot facility in Suzhou. We believe that this new facility will be adequate to meet our existing needs and our needs for the foreseeable future.

ITEM 3.    LEGAL PROCEEDINGS

We are a party to various pending judicial and administrative proceedings arising in the ordinary course of business. Our management and legal counsel have reviewed the probable outcome of these proceedings, the costs and expenses reasonably expected to be incurred, the availability and limits of our insurance coverage, and our established reserves for uninsured liabilities. While the outcome of the pending proceedings cannot be predicted with certainty, based on our review, we believe that any liability that may result is not reasonably likely to have a material effect on our liquidity, financial condition or results of operations.

On October 1, 2004, we were named as a co-defendant in a product liability case (Cuesta v. Ford, et al, District Court for Bryant, Oklahoma) that seeks class action status. The complaint seeks an unspecified amount of damages on behalf of the class. We believe the claims to be without merit and intend to vigorously defend against this action. There can be no assurance, however, that the outcome of the lawsuit will be favorable to the Company or will not have a material adverse effect on our business, consolidated financial condition and results of operations. We cannot reasonably estimate the possible loss or range of loss at this time. In addition, we have incurred and will continue to incur substantial litigation expenses in defending this litigation.

On August 1, 2005, Mr. Thomas Ziegler, our former president and chief executive officer, filed a suit against the Company, American Industrial Partners, L.P.; American Industrial Partners Fund III, L.P., and American Industrial Partners Fund III Corporation in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida. This suit is similar to a suit filed by Mr. Ziegler on May 12, 2003 against the same defendants. The 2003 suit was dismissed without prejudice for failure to prosecute. In the suit, Mr. Ziegler alleges that we breached an “oral agreement” with Mr. Ziegler to pay him additional compensation, including a bonus of “at least” $500 for certain tasks performed by Mr. Ziegler while he was the Company’s president and chief executive officer and seeks additional compensation to which he claims he is entitled. We dispute the existence of any such agreement and any resulting liability to Mr. Ziegler and are vigorously defending this action.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2005.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is quoted on the over the counter bulletin board (“OTC Bulletin Board”) under the symbol “WMCO.”

The range of high and low bid-closing quotations for our common stock for each fiscal quarter for the past two fiscal years is as follows:

	2005		2004
	High	Low	High	Low
First Quarter	$1.30	$0.89	$0.85	$0.53
Second Quarter	$1.37	$1.05	$0.81	$0.64
Third Quarter	$1.47	$1.15	$0.95	$0.70
Fourth Quarter	$1.28	$1.14	$1.00	$0.57

There were 407 record holders of our common stock as of December 1, 2005. We have never paid a dividend with respect to our common stock and have no plans to pay a dividend on our common stock in the foreseeable future.

ITEM 6.    SELECTED FINANCIAL DATA (Dollars in thousands — except per share amounts)

Consolidated Statement of Operations Data:	Year ended September 30
	2005	2004 (1)	2003 (2)	2002 (3)	2001 (4)
Net sales from continuing operations	$67,416	$58,050	$51,302	$51,917	$55,082
Net income (loss) from continuing operations	7,495	(3,880)	1,044	(2,198)	(9,602)
Net income (loss)	7,495	(4,058)	936	(961)	(9,602)
Income (loss) from continuing operations per common share — basic and diluted	0.16	(0.18)	(0.05)	(0.14)	(0.54)
Net income (loss) per common share — basic and diluted	0.16	(0.19)	(0.05)	(0.08)	(0.54)
Cash dividends per common share	—	—	—	—	—

Consolidated Balance Sheet Data:	September 30
	2005	2004 (1)	2003 (2)	2002 (3)	2001 (4)
Current Assets	$21,136	$17,282	$18,684	$15,157	$14,178
Current Liabilities	17,616	13,747	17,481	16,266	33,710
Working Capital (deficit)	3,520	3,535	1,203	(1,109)	(19,532)
Total Assets	33,505	31,125	24,907	26,322	29,339
Long-Term Liabilities	15,308	24,413	24,569	9,915	6,337
Redeemable Preferred Stock	—	—	—	13,109	—
Stockholders’ Equity (deficit)	581	(7,035)	(17,143)	(12,968)	(10,708)

Note: The above amounts reflect NESC and the Automotive Accessories and Agricultural Equipment segments as discontinued operations.

(1)	The 2004 data includes a loss on extinguishment of debt of $19,770, a loss of $178 from discontinued operations, a gain of $209 from the settlement of a sales tax obligation of Aptek and a $210 gain from the extinguishment of old outstanding accounts payable balances of various insolvent subsidiaries. See Notes 6, 14 and 17 of Notes to Consolidated Financial Statements.

(2)	The 2003 data includes a gain on a settlement with a customer of $951 and a net loss of $108 from discontinued operations. See Notes 6 and 17 of Notes to Consolidated Financial Statements. In 2003, the Company adopted Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (SFAS No. 150). In accordance with SFAS No. 150, the redeemable preferred stock of $16,072 at September 30, 2003 is included in long-term liabilities. In addition, dividends and accretion on redeemable preferred stock is classified as interest expense since July 1, 2003 in the consolidated statement of operations data.

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

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands — except share and per share amounts)

This section summarizes the significant factors affecting our consolidated results of operations, financial condition and liquidity position for the three year period ended September 30, 2005. This section should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this document. Statements in this report that relate to future results and events are based on our current expectations. Actual results in future periods may differ materially from those currently expected or desired because of a number of risks and uncertainties. For a discussion of factors affecting our business, see “ITEM 1 — BUSINESS” in this Annual Report on Form 10-K.

Overview

With the conclusion of fiscal 2005, we saw our net sales increase $9,366 or 16.1% over the same period in fiscal 2004. The increase in sales was primarily due to increased sales volumes of electronic throttle control systems to our heavy truck, transit bus and off-road customers worldwide. For the year ended September 30, 2005, we sold approximately 65% of our products in the United States and approximately 35% to foreign customers. In fiscal 2004, approximately 33% of our products were sold to foreign customers. Net income in fiscal 2005 increased to $7,495, an improvement from the loss incurred in fiscal 2004 of $4,058. As a result of increases in cash flows from operations, we paid down our outstanding debt by $6,465 in fiscal 2005.

Highlights for the year ended September 30, 2005 include the following:

•	During the second quarter of fiscal 2005, we established a manufacturing operation in Suzhou, China. While this new manufacturing facility will enable us to serve developing and emerging international markets, we believe this facility will also enable us to compete more effectively in all the markets we serve.

•	During 2005, we opened sales offices in Shanghai, China and Ismaning (which is near Munich), Germany to be closer to our customers in Asia and Europe. These sales offices will allow us to accommodate our international customers faster and in the local language and time zone.

•	We entered into a license agreement in early 2005 with Moving Magnet Technology SA to be able to use non-contacting sensor technology. We are currently in the process of developing our own sensors, which we anticipate will translate into cost savings, improved quality and faster response to customer needs. We plan to launch production of our sensors in fiscal 2006.

•	Subsequent to September 30, 2005, we repurchased 2,500,000 shares of the Company’s common stock at $1.28 per share from American Industrial Partners Capital Fund III, L.P. (“AIP”). The remainder of AIP’s shares in the Company were purchased by Dolphin Offshore Partners L.P. and an investment group arranged by Taglich Brothers, Inc. The buyback of AIP’s shares terminated the put/call option agreement and terminated the AIP portion of the Management Services Agreement.

As we move forward into fiscal 2006 and beyond, we will continue to work closely with our existing and potential customers to design and develop new products and adapt existing products to new applications, and to improve the performance, reliability and cost-effectiveness of our products.

Results of Operations

Financial Summary
(Dollars in Thousands)

	2005	2004	2003	2004 to 2005	2003 to 2004
Net sales	$67,416	$58,050	$51,302	16.1%	13.2%
Cost of sales	44,403	39,234	40,326	13.2%	(2.7%)
Gross profit	23,013	18,816	10,976	22.3%	71.4%
Research and development	3,233	3,042	3,575	6.3%	(14.9%)
Selling	1,342	1,192	1,367	12.6%	(12.8%)
Administration	5,696	4,864	5,199	17.1%	(6.4%)
Gain on settlement with customer	—	—	(951)	NM	NM

Operating income from continuing operations	$12,742	$9,718	$1,786

Expenses as a percentage of net sales:
Cost of sales	65.9%	67.6%	78.6%
Gross profit	34.1%	32.4%	21.4%
Research and development	4.8%	5.2%	7.0%
Selling	2.0%	2.1%	2.7%
Administration	8.4%	8.4%	10.1%
Operating income from continuing operations	18.9%	16.7%	3.5%

NM — not meaningful

Comparative Years Ended September 30, 2005, 2004 and 2003

				Percent Change
For the Year Ended September 30:	2005	2004	2003	2004 to 2005	2003 to 2004
Net sales	$67,416	$58,050	$51,302	16.1%	13.2%

Net sales to our heavy truck, transit bus and off-road customers increased $9,366 for the year ended September 30, 2005 as compared to the year ended September 30, 2004 and is primarily due to increased sales volumes of electronic throttle control systems resulting from a general increase in truck production throughout the industry, primarily in North America and, to a lesser extent, in the European and Asian markets offset by slightly lower per unit pricing. We expect that electronic throttle control sales will increase in line with changes in heavy truck and transit bus production volumes in the various geographic markets in which we serve and when new product lines are established, however, competitive pricing may continue to reduce per unit pricing.

Net sales increased $6,748 for the year ended September 30, 2004 compared to the year ended September 30, 2003. The net increase is a combination of an $11,356 increase in sales to our heavy truck and transit bus customers offset by a $4,608 sales decline related to our passenger car and light truck product lines, which were sold on September 30, 2003. The 24.3% increase in net sales to our heavy truck and transit bus customers is due to increased sales volumes resulting from increases in truck production volumes and the addition in fiscal 2004 of a new customer in the heavy truck product line. For the year ended September 30, 2004, all of the net sales were from sales to our heavy truck and transit bus customers.

				Percent Change
For the Year Ended September 30:	2005	2004	2003	2004 to 2005	2003 to 2004
Gross profit	$23,013	$18,816	$10,976	22.3%	71.4%

Gross profit was $23,013, or 34.1%, of net sales for the year ended September 30, 2005, an increase of $4,197 as compared to gross profit of $18,816, or 32.4% of net sales, in the comparable fiscal 2004 period.

The increase in gross profit in fiscal 2005 is primarily driven by a 16.1% increase in sales of electronic throttle and pneumatic control systems to heavy truck, transit bus and off-road customers and small reductions in manufacturing overhead expenses. Manufacturing overhead expenses decreased from the prior year even with the higher unit sales levels, and this is primarily due to fiscal 2004 including $312 of depreciation expense related to certain property, plant and equipment retained from our passenger car and light truck product lines, which were sold on September 30, 2003 and $322 related to product warranty issues with one customer as discussed in Note 2 in the Notes to Consolidated Financial Statements. In fiscal 2005, the Company had increases in personnel costs, which were offset by reductions in group health costs and pension expenses.

Gross profit was $18,816, or 32.4%, of net sales in fiscal 2004, an increase of $7,840 compared to the gross profit of $10,976, or 21.4% of net sales in fiscal 2003. Included in gross profit for fiscal 2003 were negative gross profits of $2,155 from our passenger car and light truck product lines, which were sold on September 30, 2003.

Gross profit related to electronic throttle and pneumatic control systems for heavy truck and transit busses increased $5,935 to 32.9% of net sales during fiscal 2004 from 28.2% of net sales during the comparable period in fiscal 2003. The overall increase in gross profit during fiscal 2004 is primarily driven by a 24.3% increase in sales of electronic throttle and pneumatic control systems to heavy truck and transit bus customers and reductions in per unit labor and overhead costs. Labor costs as a percentage of sales improved between periods mostly due to production process improvements and the absence of inefficiencies caused by the strike of our union employees during fiscal 2003. The strike of our union employees was resolved in August 2003. Overhead expenses remained constant between periods; however, they decreased as a percentage of sales.

Included in gross profit for heavy truck and transit busses during fiscal 2004 is an increase in cost of sales of $322 related to product warranty issues with one customer. In fiscal 2003, the Company recorded $1,321 in costs of sales for product warranty issues with this same customer. The campaign associated with this customer concluded in December 2004.

				Percent Change
For the Year Ended September 30:	2005	2004	2003	2004 to 2005	2003 to 2004
Research and development	$3,233	$3,042	$3,575	6.3%	(14.9%)

Research and development expenses increased $191 for the year ended September 30, 2005 compared to the same period in fiscal 2004 and is largely attributable to sensor development efforts, which has resulted in higher staffing levels. The Company’s research and development expenditures will fluctuate based on the programs and products under development at any given point in time. Overall, we expect research and development expenses to increase over fiscal 2005 and 2004 levels due to additional pedal design projects and sensor development efforts.

Research and development expenses decreased $533 for the year ended September 30, 2004 compared to the year ended September 30, 2003. The decrease in research and development spending is primarily attributable to a reduction of $1,383 of research and development expenses associated with our passenger car and light truck product lines, which were sold on September 30, 2003, as discussed in Note 16 in the Notes to Consolidated Financial Statements. This reduction is offset by an $850 increase in research and development expenses in our heavy truck and transit bus product lines. This increase is attributable to an increase in overall personnel and project expenses for new electronic throttle control and adjustable pedal designs.

				Percent Change
For the Year Ended September 30:	2005	2004	2003	2004 to 2005	2003 to 2004
Selling	$1,342	$1,192	$1,367	12.6%	(12.8%)

Selling expenses increased $150 for the year ended September 30, 2005 compared to the year ended September 30, 2004. The increase in selling expenses is mainly due to the expansion of selling and marketing efforts in the European and Asian markets. During fiscal 2005, we opened sales offices in Shanghai, China and Ismaning (which is near Munich), Germany to better address existing and developing international markets. We expect to continue to incur increased expenses associated with our current foreign customers and expanded selling and marketing efforts in foreign markets.

Selling expenses decreased $175 for the year ended September 30, 2004 compared to the same period in fiscal 2003. This decrease is mainly due to the sale of our passenger and light truck product lines, which accounted for $380 of total selling expenses for fiscal 2003. This decrease was offset by an increase in selling expenses of $205 for our heavy truck and transit bus product lines, which was due to an increase in wages and increases in travel expenses to our European and Asian customers.

				Percent Change
For the Year Ended September 30:	2005	2004	2003	2004 to 2005	2003 to 2004
Administration	$5,696	$4,864	$5,199	17.1%	(6.4%)

Administration expenses for the year ended September 30, 2005 increased $832 over the same period in fiscal 2004. The increase in administration expenses is primarily the result of increased legal and professional expenses, mainly in defense of the class action lawsuit discussed in Note 12 in the Notes to Consolidated Financial Statements, and an increase in personnel expenses related to the addition of our new President and Chief Executive Officer. His employment commenced on October 2004, and fiscal 2005 administration expenses include additional compensation costs and relocation assistance expenses. Administration expenses also increased during fiscal 2005 related to opening our manufacturing facility in Suzhou, China. Offsetting these increases in administration expenses were reductions in management fees and expenses related to our former passenger car and light truck product lines. In addition, the year ended September 30, 2004 included $950 of costs related to our environmental liability as discussed in Note 12.

Administration expenses decreased $335 for the year ended September 30, 2004 compared to the year ended September 30, 2003. Included in administrative expenses in fiscal 2003 were expenses of $1,331 from our passenger car and light truck product lines, which were sold on September 30, 2003. Excluding the expenses associated with our passenger car and light truck product lines, the increase in administration expense is primarily a result of recording an environmental accrual of $950 in fiscal 2004, as discussed in Note 12 in the Notes to Consolidated Financial Statements. In addition, there were increases in legal and professional expenses for employee matters and an increase in information technology expenses in fiscal 2004 compared to the same period in fiscal 2003. The Company also recorded a $209 gain during fiscal 2004 from the settlement of a sales tax obligation of Aptek as discussed in Note 6 in the Notes to Consolidated Financial Statements.

				Percent Change
For the Year Ended September 30:	2005	2004	2003	2004 to 2005	2003 to 2004
Gain on settlement with customer	$—	$—	$(951)	NM	NM

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

				Percent Change
For the Year Ended September 30:	2005	2004	2003	2004 to 2005	2003 to 2004
Interest income	$(59)	$(3)	$(25)
Interest expense — Debt	1,459	72	523
Interest expense — Series B preferred stock dividends and accretion	—	3,245	731
	$1,400	$3,314	$1,229	(58.0%)	169.7%

Interest expense on debt increased $1,387 for the year ended September 30, 2005 compared to the year ended September 30, 2004. This increase is specifically due to the fiscal 2004 recapitalization transaction discussed in Note 14 in the Notes to Consolidated Financial Statements. As part of this transaction, which was completed on September 30, 2004, the Company increased its debt levels to complete the recapitalization transaction, thus resulting in increased interest expense on debt in fiscal 2005 as compared to the prior year when debt levels were much lower. We expect interest expense on debt to decrease in the future as we continue to pay down debt and decrease our overall outstanding debt balance. Interest expense on debt decreased $451 for the year ended September 30, 2004 as compared to the same period in fiscal 2003. This reduction is primarily the result of reduced debt levels in fiscal 2004, resulting from cash proceeds received from the sale of our passenger car and light truck product lines on September 30, 2003.

Interest expense on Series B Preferred Stock relates to dividends accrued on the Series B Preferred Stock and the related accretion. Based on the guidelines of SFAS No. 150, beginning in the fourth quarter of fiscal 2003 the Company recorded all accrued dividends associated with the Series B Preferred Stock as a component of interest expense. Prior to the fourth quarter of fiscal 2003, all accrued dividends on the Series B Preferred Stock were recorded as a component of net loss allocable to common stockholders. Interest expense on Series B Preferred Stock for the year ended September 30, 2004 was $3,245 compared to $731 for the fourth quarter of fiscal 2003. Due to the fiscal 2004 recapitalization transaction discussed in Note 14 in the Notes to Consolidated Financial Statements, the Company no longer recorded interest expense on Series B Preferred Stock after fiscal 2004.

				Percent Change
For the Year Ended September 30:	2005	2004	2003	2004 to 2005	2003 to 2004
Other (income) expense, net	$(109)	$(221)	$(182)	NM	NM

Other income was $109 in fiscal 2005 and consisted primarily of a $60 gain from the extinguishment of old outstanding accounts payable balances of various insolvent subsidiaries as discussed in Note 6 in the Notes to Consolidated Financial Statements, a $93 gain from the extinguishment of old outstanding accounts payable balances related to an active subsidiary, and a $50 loss associated with the disposal of certain property, plant and equipment. Other income in fiscal 2004 primarily consisted of a $210 gain from the extinguishment of old outstanding accounts payable balances of various insolvent subsidiaries also discussed in Note 6. Other income was $182 in fiscal 2003 and consisted primarily of a $100 gain from the release of escrow funds related to the sale of GeoFocus as described in Note 19.

				Percent Change
For the Year Ended September 30:	2005	2004	2003	2004 to 2005	2003 to 2004
Gain on put/call option agreement	$(323)	$—	$—	NM	NM

The $323 gain relates to the change in the net value of the Put/Call option agreement from September 30, 2004 to September 30, 2005 as discussed in Note 14 in the Notes to Consolidated Financial Statements.

				Percent Change
For the Year Ended September 30:	2005	2004	2003	2004 to 2005	2003 to 2004
Loss on extinguishment of debt	$—	$19,770	$—	NM	NM

During the fourth quarter of fiscal 2004 upon redemption of the 98,114 shares of Series B Preferred Stock and conversion of the remaining Series B Preferred Stock into common stock, the Company recorded a $19,770 loss on extinguishment of debt. The loss on extinguishment of Series B Preferred Stock consists of the write-off of the remaining un-amortized capitalized Series B fees incurred in the fiscal 2002 recapitalization, the accrual of up to three years of dividends for Series B Preferred Stock stockholders as required under the original agreement with the Series B Preferred Stock stockholders, a conversion premium, the write-off of the remaining un-amortized capitalized loan fees with Wells, the net value of the of the put/call option agreement described in Note 14 in the Notes to Consolidated Financial Statements, and fees and expenses associated with the fiscal 2004 recapitalization transaction. The loss on extinguishment of debt has been recorded in other (income) expenses in the accompanying consolidated statements of operations for the year ended September 30, 2004.

				Percent Change
For the Year Ended September 30:	2005	2004	2003	2004 to 2005	2003 to 2004
Income tax expense (benefit)	$4,279	$(9,265)	$(305)	NM	NM

In fiscal 2005, the Company recorded income tax expense of $4,279 compared to an income tax benefit from continuing operations of $9,265 in fiscal 2004, which primarily consisted of the reversal of the valuation allowance on certain deferred tax assets as discussed in Note 11 in the Notes to Consolidated Financial Statements. A tax benefit of $305 was recorded in the year ended September 30, 2003, which is primarily attributable to a refund from the federal 1998 tax return. The refund in fiscal 2003 was due to a recent change in the tax law, which allowed the Company to carry back certain net operating losses five years as opposed to two.

The Company was in a net operating loss carry-forward position during fiscal 2005. Federal net operating losses are subject to provisions of the Internal Revenue Code, which potentially restrict the utilization of this type of tax attribute in the event of an “ownership change” (as defined in the Internal Revenue Code Section 382). Changes in ownership associated with the recapitalization transactions discussed in Note 14 in the Notes to Consolidated Financial Statements, coupled with other changes in ownership, could significantly defer the utilization of the net operating loss carry forwards. The Company does not believe an ownership change has occurred as of September 30, 2005. We anticipate utilizing the remainder of our federal net operating loss carry-forwards in early fiscal 2006.

				Percent Change
For the Year Ended September 30:	2005	2004	2003	2004 to 2005	2003 to 2004
Loss from discontinued operations, net of tax	$—	$178	$108	NM	NM

During the second quarter of fiscal 2004, the Company sold the assets of its NESC operations. The Company recorded a total loss of $113 from the sale of discontinued operations based on the difference between the proceeds received and the recorded book value of assets sold at the date of the sale. In addition, a loss of $65 from the operations of NESC was recorded in discontinued operations for the year ended September 30, 2004. For the year ended September 30, 2003, the Company recorded a loss in discontinued operations of $228 from the operations of NESC. Refer to Note 17 in the Notes to Consolidated Financial Statements for further discussion.

During the second quarter of fiscal 2003, the Company settled a lease obligation of its previously discontinued Kenco Williams business. A gain of $120 resulted from this settlement, which has been recorded in discontinued operations for the year ended September 30, 2003 on the accompanying consolidated statements of operations.

Financial Condition, Liquidity and Capital Resources

Cash generated from operations was $11,998 for the year ended September 30, 2005, an increase of $6,438 from the cash generated from operations of $5,560 for the year ended September 30, 2004. Cash flows from operations included net income of $7,495 and a non-cash increase of $3,984 related to the deferred tax provision at September 30, 2005. Cash flows from operations for the year ended September 30, 2004 included a net loss of $4,058, a non-cash tax benefit of $9,467 for reduction of the valuation allowance on our deferred tax assets at September 30, 2004, and a non-cash loss of $19,770 from extinguishment of debt. As a result of the fiscal 2004 recapitalization transaction, which is discussed in Note 14 in the Notes to Consolidated Financial Statements, all outstanding Series B Preferred Stock and the associated accrued dividends were either redeemed or converted into common stock. The Company recorded a one-time loss on extinguishment of debt and will no longer record dividends and accretion associated with the Series B Preferred Stock.

Cash flows from continuing operations were reduced for the year ended September 30, 2005 due to changes in working capital of $185. Included in this reduction were increases in accounts receivable of $858 primarily due to increased sales and increases in inventory of $656. These cash reductions were offset by an increase in accounts payable of $1,518 resulting from the extension of payment terms with vendors. Changes in working capital for the year ended September 30, 2004 resulted in cash reductions of $2,012. Cash flows from continuing operations in fiscal 2005 included required payments to fund our pension plans of $1,194 compared to $2,499 in fiscal 2004. Cash flows from continuing operations for the year ended September 30, 2005 also included a $263 increase in warranty accruals compared to warranty payments primarily due to increased sales volumes, whereas for the year ended September 30, 2004, warranty payments exceeded warranty accruals by $1,039, due almost entirely to payments to one customer for the warranty campaign discussed in Note 2 in the Notes to Consolidated Financials Statements. We expect warranty payments to be more consistent with warranty accruals in the future, as we are not aware of and do not anticipate any further warranty campaigns. We believe we will continue to generate positive cash flow from continuing operations due to our positive results of operations.

Cash used in investing activities was $2,980 for the year ended September 30, 2005 and was comprised solely of purchases of property, plant and equipment. For the year ended September 30, 2004, cash provided by investing activities was $4,977 and was comprised of $6,010 of net proceeds from the sale of assets from our passenger car and light truck product lines, which were sold on September 30, 2003, offset by $1,046 of purchases of property, plant and equipment. We expect our cash use for investing activities to increase in the future as we continue to purchase capital equipment to expand our operations worldwide while supporting our United States operations. We currently anticipate spending approximately $3,000 in capital expenditures for the year ended September 30, 2006.

Cash used in financing activities was $6,448 for the year ended September 30, 2005, compared to cash used in financing activities of $8,156 for the year ended September 30, 2004. The cash used in financing activities in fiscal 2005 primarily relates to scheduled debt payments on our Merrill Lynch term loan of $3,400 and the payment of the outstanding balance of our revolving credit facility with Merrill Lynch. In addition, we received cash proceeds of $17 from the exercise of stock options. In fiscal 2004, net payments on debt and capital lease obligations were $4,977, which primarily relates to the payoff of our revolving credit facility and term loans with our prior lender Wells Fargo Credit, Inc. The Company received $20,011 of proceeds from the issuance of new debt with Merrill Lynch and incurred $568 of financing costs related to this new debt as discussed in Note 7 in the Notes to Consolidated Financial Statements. The Company paid $26,436, which includes $2,995 of current year accrued dividends, for the redemption of certain Series B Preferred Stock as discussed in Note 14 from the proceeds of the issuance of the Merrill Lynch financing and available cash on hand. In addition, we paid $1,413 of Series A-1 Preferred Stock dividends during the first quarter of fiscal 2004. During the second quarter of fiscal 2004, the Company received proceeds of $2,092 related to the issuance of common stock from the exercise of warrants as discussed in Note 7. As discussed in Note 18, the Company received proceeds of $162 from the issuance of common stock to certain employees during the third quarter of fiscal 2004.

Contractual Obligations as of September 30, 2005

At September 30, 2005, our contractual obligations consisted of bank debt, capital and operating leases obligations, and a services agreement. We do not have any material letters of credit, purchase commitments, or debt guarantees outstanding at September 30, 2005. Maturities of these contractual obligations consist of the following:

	Payments due by period
	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
Term loan	$13,600	$5,474	$8,126	$—	$—
Revolver	—	—	—	—	—
Capital leases	29	29	—	—	—
Operating leases	1,398	217	795	386	—
MMT license — minimum royalties	365	—	65	150	150
Management Services Agreement	180	60	120	—	—
	$15,572	$5,780	$9,106	$536	$150

Certain liabilities, including those related to our pension and post-retirement benefit plans, are reported in the accompanying consolidated balance sheets but are not reflected in the table above due to the absence of stated maturities. The Company has net obligations at September 30, 2005 related to its pension plans and post-retirement medical plan of $5,055 and $3,923, respectively. The Company funded $1,194 to its pension plans in fiscal 2005. We expect to make payments of $1,439 in fiscal 2006.

At September 30, 2005, we had $8,000 available under our revolving credit facility plus cash and cash equivalents at September 30, 2005 of $5,052. We believe these resources, when combined with cash provided by operations, will be sufficient to meet our working capital needs on a short-term and long-term basis.

Included in the accompanying consolidated balance sheet is approximately $1,326 of old accounts payable related to closed insolvent subsidiaries of the Company. In accordance with SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, a debtor can only relieve itself of a liability if it has been extinguished. Accordingly, a liability is considered extinguished if (a) the debtor pays the creditor and is relieved of its obligation for the liability or (b) the debtor is legally released from being the primary obligor under the liability, either judicially or by the creditor. During the year ended September 30, 2005 and 2004, the Company was judicially released from and reversed $60 and $210, respectively, of old accounts payable related to closed insolvent subsidiaries of the Company resulting in a gain, which has been recorded in other (income) expense in the accompanying consolidated statements of operations. The Company expects to reverse amounts in future periods based on the recognition of the liabilities being judicially released in accordance with SFAS No. 140 of $561 in fiscal 2006; $731 in fiscal 2007; and $34 in fiscal 2010.

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

Revenue recognition

Revenue is recognized at the time of product shipment, which is when title and risk of loss transfers to customers, and when all of the following have occurred: a firm sales agreement is in place, pricing is fixed or determinable, and collection is reasonably assured. Revenues are reported net of estimated returns, rebates and customer discounts. Discounts and rebates are recorded during the period they are earned by the customer.

Warranty

We provide a warranty covering defects arising from products sold. The product warranty liability is based on historical return rates of products and amounts for significant and specific warranty issues. The warranty is limited to a specified time period, mileage or hours of use, and varies by product, application and customer. The Company has recorded a warranty liability, which in the opinion of management is adequate to cover such costs. While we believe our estimates are reasonable, they are subject to change and such change could be material.

Legal

We are involved in various claims, lawsuits and other proceedings from time to time. Such litigation involves uncertainty as to possible losses we may ultimately realize when one or more future events occur or fail to occur. In connection with such claims and lawsuits, we estimate the probability of losses based on advice of legal counsel, the outcomes of similar litigation, legislative development and other factors. Due to the numerous variables associated with these judgments and assumptions, both the precision and reliability of the resulting estimates of the related loss contingencies are subject to substantial uncertainties. We regularly monitor our estimated exposure to these contingencies and, as additional information becomes known, may change our estimates significantly. A significant change in our estimates, or a result that materially differs from our estimates, could have a significant impact on our financial position, results of operations and cash flows.

Environmental

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

Pensions and Post-Retirement Benefit Obligations

Pension and post-retirement benefit obligations and net period benefit cost are calculated using actuarial models. The most important assumptions that affect these computations are the discount rate, expected long-term rate of return on plan assets, and healthcare cost trend rates. We evaluate these assumptions at least annually. Other assumptions involve demographic factors such as retirement, mortality and turnover. These assumptions are evaluated at least annually and are updated to reflect our experience. Actual results in any given year will often differ from actuarial assumptions because of economic and other factors.

Our discount rate assumption is intended to reflect the rate at which retirement benefits could be effectively settled based upon the assumed timing of the benefit payments. To determine our discount rate, we choose a rate benchmarked on the widely accepted Moody’s Aa index and our assumed rate does not differ significantly from this benchmark rate. We assumed a discount rate of 5.25% to determine our pension benefit obligations at September 30, 2005 and a rate of 5.75% to determine our net periodic benefit cost in fiscal 2005. A 1.0% decrease in these discount rates would have increased our pension benefit obligations at the end of fiscal 2005 by $1,812 and increased our net periodic benefit cost in 2005 by $156. A 1.0% increase in discount rates would have decreased our pension obligations at September 30, 2005 and decreased our net periodic benefit cost in 2005 at levels commensurate with those noted above. We assumed the same discount rates for our post-retirement benefit plan as used to measure our pension plans for fiscal 2005. A 1.0% decrease in discount rate for our post-retirement benefit plan would have increased our post-retirement benefit obligation at September 30, 2005 by $467 and increased our post-retirement benefit expense in 2005 by $19. A 1.0% increase in discount rate would have decreased our post-retirement benefit obligation at September 30, 2005 by $387 and decreased our post-retirement benefit expense in 2005 by $9.

To determine the expected long-term rate of return on pension plan assets, we consider the current asset allocations and the historical and expected returns on various categories of plan assets obtained from our investment portfolio manager. Information regarding our asset allocations is included in Note 8 of the Notes to Consolidated Financial Statements. A 1.0% increase or decrease in the assumed rate of return on plan assets would have impacted net periodic benefit cost in fiscal 2005 by $80. Our post-retirement plan does not contain any plan assets.

We assumed healthcare cost trend rates for our post-retirement plan of 5.0%–9.0% in 2005, decreasing gradually to 5.0% in 2010 and remaining at 5.0% thereafter. A 1.0% increase in assumed healthcare cost trend rates would have increased our post-retirement benefit obligation at September 30, 2005 by $382 and increased post-retirement benefit expense in 2005 by $28. A 1.0% decrease in assumed healthcare cost trend rates would have decreased the post-retirement benefit obligation by $323 at the end of fiscal 2005 and decreased post-retirement benefit expense in 2005 by $23.

Income Taxes

For each jurisdiction that we operate in, we are required to estimate our current tax expense together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We must also assess the likelihood that our deferred tax assets will be recovered from future taxable income and unless we believe that recovery is more likely than not, a valuation allowance is established. Our income tax provision on the consolidated statement of operations is impacted by changes in the valuation allowance. This process is complex and involves significant management judgment in determining our provision for income taxes, deferred tax assets and liabilities and any valuation allowances recorded against our net deferred tax assets.

Recently Issued Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3”. This statement changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change and is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The Company is currently in the process of determining the effects of adopting this statement in its consolidated financial statements and at this time do not expect this statement to have a material effect on the financial statements of the Company.

In December 2004, FASB issued SFAS No. 123 (Revised 2004), “Share Based Payment”. This statement requires that compensation cost relating to share-based payment transactions be recognized in financial statements. Compensation cost will be measured based on the fair value of the equity or liability instruments issued. Share-based compensation arrangements include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee stock purchase plans. SFAS No. 123R replaces SFAS No. 123 and supercedes APB No. 25 and is effective at the beginning of a registrant’s first fiscal year that begins after June 15, 2005, upon which time the Company will adopt the provisions of this statement. The Company will adopt SFAS No. 123R in the first quarter of fiscal year 2006, however, we are currently in the process of determining the effects of adopting on the consolidated financial statements, including deciding which option valuation model to use.

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

As of September 30, 2005, the outstanding balance on the term loan was $13,600 and there was no balance outstanding on the revolving loan. The effective annual interest rate on the term loan was 7.94% as of September 30, 2005. The Company does not believe that a hypothetical 10% change in end of the period interest rates or changes in future interest rates on these variable rate obligations would have a material effect on its financial position, results of operations, or cash flows. The Company has not hedged its exposure to interest rate fluctuations.

Foreign Currency Risk

We sell our products to customers in the heavy truck, transit bus and off-road equipment industries. For the fiscal years ended September 30, 2005 and 2004, the Company had foreign sales of approximately 35% and 33% of net sales, respectively. All of these worldwide sales are denominated in U.S. dollars. During fiscal 2005, we established a manufacturing facility in Suzhou, China and we opened sales offices in Shanghai, China and Ismaning (which is near Munich), Germany. The Company does not believe that changes in future exchange rates would have a material effect on its financial position, results of operations, or cash flows as all of its foreign sales transactions are currently denominated in US dollars and the investments in China and Germany are relatively small at this time in relation to our United States operations. As a result, the Company has not entered into forward exchange or option contracts for transactions to hedge against foreign currency risk. The Company will continue to assess its foreign currency risk as its international operations and sales increase.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Williams Controls, Inc.
Index to Consolidated Financial Statements

See pages 59-60 for Index to Exhibits

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Williams Controls, Inc.:

We have audited the 2005, 2004 and 2003 consolidated financial statements of Williams Controls, Inc. and subsidiaries as listed in the accompanying index. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Williams Controls, Inc. and subsidiaries as of September 30, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2005 in conformity with U.S. generally accepted accounting principles.

In fiscal year 2003, the Company adopted Statement of Financial Accounting Standard No. 150, as discussed in Note 14 to the consolidated financial statements.

/s/ KPMG LLP
KPMG LLP
Portland, Oregon,
November 16, 2005

Williams Controls, Inc.
Consolidated Balance Sheets
(Dollars in thousands, except per share information)

ASSETS	September 30, 2005	September 30, 2004
Current Assets:
Cash and cash equivalents	$5,052	$2,482
Trade accounts receivable, less allowance of $40 and $20 in 2005 and 2004, respectively	8,896	8,193
Other accounts receivable	579	424
Inventories	4,433	3,777
Deferred income taxes	1,868	2,116
Prepaid expenses and other current assets	308	290
Total current assets	21,136	17,282

Property, plant and equipment, net	7,455	5,402
Deferred income taxes	3,520	7,247
Other assets, net	1,394	1,194
Total assets	$33,505	$31,125

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$5,449	$4,084
Accrued expenses	5,225	4,969
Current portion of employee benefit obligations	1,439	1,240
Current portion of long-term debt and capital lease obligations	5,503	3,454
Total current liabilities	17,616	13,747

Long-term Liabilities:
Long-term debt and capital lease obligations	8,126	16,640
Employee benefit obligations	6,934	7,440
Other long-term liabilities	248	333

Commitments and contingencies

Stockholders’ Equity (deficit):
Preferred stock ($.01 par value, 50,000,000 authorized) Series C (0 issued and outstanding at September 30, 2005 and 2004, respectively)	—	—
Common stock ($.01 par value, 75,000,000 and 50,000,000 authorized at September 30, 2005 and 2004, respectively; 46,741,571 and 46,629,411 issued and outstanding at September 30, 2005 and 2004, respectively)	467	466
Additional paid-in capital	36,093	35,960
Accumulated deficit	(29,963)	(37,458)
Treasury stock (130,200 shares at September 30, 2005 and 2004, respectively)	(377)	(377)
Accumulated other comprehensive loss	(5,639)	(5,626)
Total stockholders’ equity (deficit)	581	(7,035)
Total liabilities and stockholders’ equity (deficit)	$33,505	$31,125

See accompanying notes to Consolidated Financial Statements.

Williams Controls, Inc.
Consolidated Statements of Stockholders’ Equity (Deficit)
(Dollars in thousands)

	Issued Series A-1 Preferred Stock		Issued Series A Preferred Stock		Issued Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Other Comprehensive Income (Loss)	Stockholders’ Equity (Deficit)
Balance, September 30, 2002	77,550	$1	650	$—	19,928,522	$199	$23,559	$(32,325)	$(377)	$(4,025)	$(12,968)
Net income	—	—	—	—	—	—	—	936	—	—	936
Dividends on preferred stock and accretion for Series B preferred stock	—	—	—	—	—	—	—	(2,011)	—	—	(2,011)
Accrued dividends reclassified to liabilities	—	—	—	—	—	—	(1,413)	—	—	—	(1,413)
Common stock issuance	—	—	—	—	196,970	2	128	—	—	—	130
Redemption of Series A preferred stock	—	—	(500)	—	—	—	(50)	—	—	—	(50)
Change in pension liability adjustment	—	—	—	—	—	—	—	—	—	(1,767)	(1,767)
Balance, September 30, 2003	77,550	1	150	—	20,125,492	201	22,224	(33,400)	(377)	(5,792)	(17,143)
Net loss	—	—	—	—	—	—	—	(4,058)	—	—	(4,058)
Exercise of common stock warrants	—	—	—	—	2,677,017	27	2,065	—	—	—	2,092
Common stock issuance	—	—	—	—	216,667	2	160	—	—	—	162
Conversion of Series B preferred stock to common stock	—	—	—	—	11,761,495	118	11,644	—	—	—	11,762
Conversion of Series A-1 preferred stock to common stock	(77,550)	(1)	—	—	11,848,740	118	(118)	—	—	—	(1)
Redemption of Series A preferred stock	—	—	(150)	—	—	—	(15)	—	—	—	(15)
Change in pension liability adjustment	—	—	—	—	—	—	—	—	—	166	166
Balance, September 30, 2004	—	—	—	—	46,629,411	466	35,960	(37,458)	(377)	(5,626)	(7,035)
Net income	—	—	—	—	—	—	—	7,495	—	—	7,495
Exercise of stock options	—	—	—	—	23,000	—	17	—	—	—	17
Common stock issuance	—	—	—	—	89,160	1	116	—	—	—	117
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	2	2
Change in pension liability adjustment	—	—	—	—	—	—	—	—	—	(15)	(15)
Balance, September 30, 2005	—	$—	—	$—	46,741,571	$467	$36,093	$(29,963)	$(377)	$(5,639)	$581

See accompanying notes to Consolidated Financial Statements.

Williams Controls, Inc.
Consolidated Statements of Operations
(Dollars in thousands, except share and per share information)

	For the year ended September 30,
	2005	2004	2003
Net sales	$67,416	$58,050	$51,302
Cost of sales	44,403	39,234	40,326

Gross profit	23,013	18,816	10,976

Operating expenses (income)
Research and development	3,233	3,042	3,575
Selling	1,342	1,192	1,367
Administration	5,696	4,864	5,199
Gain on settlement with customer	—	—	(951)
Total operating expenses	10,271	9,098	9,190
Operating income from continuing operations	12,742	9,718	1,786
Other (income) expenses:
Interest income	(59)	(3)	(25)
Interest expense — Debt	1,459	72	523
Interest expense — Series B Preferred Stock dividends and accretion	—	3,245	731
Loss on extinguishment of debt	—	19,770	—
Gain on put/call option agreement	(323)	—	—
Other (income) expense, net	(109)	(221)	(182)
Total other expenses	968	22,863	1,047

Income (loss) from continuing operations before income taxes	11,774	(13,145)	739
Income tax expense (benefit)	4,279	(9,265)	(305)
Net income (loss) from continuing operations	7,495	(3,880)	1,044
Discontinued operations:
Loss from operations of discontinued operations (net of tax benefit of $41 in 2004)	—	(65)	(228)
Loss from sale of discontinued operations (net of tax benefit of $70 in 2004)	—	(113)	—
Gain from settlement of obligations	—	—	120
Total loss from discontinued operations	—	(178)	(108)

Net income (loss)	7,495	(4,058)	936

Preferred dividends and accretion for Series B Preferred Stock	—	—	(2,011)

Net income (loss) allocable to common stockholders	$7,495	$(4,058)	$(1,075)

Income (loss) per common share from continuing operations — basic and diluted	$0.16	$(0.18)	$(0.05)
Loss per common share from discontinued operations — basic and diluted	—	(0.01)	(0.00)
Net income (loss) per common share — basic and diluted	$0.16	$(0.19)	$(0.05)
Weighted average shares used in per share calculation — basic	46,659,499	21,867,137	20,104,986
Weighted average shares used in per share calculation — diluted	47,761,142	21,867,137	20,104,986

See accompanying notes to Consolidated Financial Statements.

Williams Controls, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(Dollars in thousands)

	For the year ended September 30,
	2005	2004	2003
Net income (loss)	$7,495	$(4,058)	$936
Change in pension liability adjustment, net of tax of ($9) and $104 in 2005 and 2004, respectively	(15)	166	(1,767)
Foreign currency translation adjustments	2	—	—

Comprehensive income (loss)	$7,482	$(3,892)	$(831)

See accompanying notes to Consolidated Financial Statements.

Williams Controls, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)

	For the year ended September 30,
	2005	2004	2003
Cash flows from operating activities:
Net income (loss)	$7,495	$(4,058)	$936
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,013	1,313	1,734
Deferred income taxes	3,984	(9,467)	—
Loss from sale and disposal of fixed assets	50	5	84
Gain on put/call option agreement	(323)	—	—
Stock based compensation	117	—	—
Loss on extinguishment of debt	—	19,770	—
(Gain) loss from discontinued operations	—	178	(120)
Interest expense — Series B Preferred Stock dividends and accretion	—	250	731
Gain on settlement of liabilities	(153)	(419)	(275)
Gain on settlement with customer	—	—	(51)
Changes in operating assets and liabilities of continuing operations:
Receivables	(858)	(1,382)	194
Inventories	(656)	66	(66)
Accounts payable and accrued expenses	1,774	572	(601)
Other	(445)	(1,268)	448

Net cash provided by operating activities	11,998	5,560	3,014

Cash flows from investing activities:
Payments for property, plant and equipment	(2,980)	(1,046)	(1,285)
Proceeds from sale of assets	—	6,010	12
Proceeds from collection of notes receivable	—	13	14

Net cash provided by (used in) investing activities	(2,980)	4,977	(1,259)

Cash flows from financing activities:
Net repayments of debt and capital lease obligations	(6,465)	(4,977)	(507)
Net proceeds from exercise of stock options	17	—	—
Redemption of Series B Preferred Stock	—	(23,441)	—
Proceeds from issuance of debt	—	20,011	—
Net proceeds from exercise of warrants	—	2,092	—
Net proceeds from issuance of common stock	—	162	—
Payment of Series A-1 dividends	—	(1,413)	—
Financing costs related to recapitalizations	—	(568)	(119)
Redemption of Series A Preferred Stock and payment of dividends	—	(22)	(73)
Net proceeds from issuance of Series B Preferred Stock	—	—	355
Repayment of subordinated debt	—	—	(2,139)

Net cash used in financing activities	(6,448)	(8,156)	(2,483)

Net increase (decrease) in cash and cash equivalents	2,570	2,381	(728)
Cash and cash equivalents at beginning of year	2,482	101	829
Cash and cash equivalents at end of year	$5,052	$2,482	$101

See attached Supplemental disclosure of cash flow information and non-cash investing and financing activities.

Williams Controls, Inc.
Consolidated Statements of Cash Flow (Continued)
(Dollars in thousands)

	For the year ended September 30,
	2005	2004	2003
Supplemental disclosure of cash flow information:
Interest paid	$1,310	$3,059	$515
Income taxes paid (refunds), net	$350	$189	$(228)

Supplemental disclosure of non-cash investing and financing activities:
Pension liability adjustment	$(72)	$154	$1,898
MMT license acquired through royalty payment obligation	229	—	—
Conversion of Series B preferred stock to common stock	—	11,762	—
Conversion of Series A-1 preferred stock to common stock	—	118	—
Preferred dividends accrued but not paid and Series B accretion	—	—	1,996
Increase in other receivables from sale of passenger car and light truck product lines	—	—	6,833
Issuance of common stock for services previously accrued	—	—	130
Issuance of notes receivable for sale of property	—	—	89
Dividends transferred from equity	—	—	(1,413)

See accompanying notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
Years Ended September 30, 2005, 2004 and 2003
(Dollars in thousands, except share and per share amounts)

Note 1.    Organization and Basis of Presentation

Organization:

Williams Controls, Inc., including its wholly-owned subsidiaries as follows and hereinafter referred to as the “Company,” “Registrant,” “we,” “our,” or “us”:

Active Subsidiaries — Williams Controls Industries, Inc. (“Williams”); Williams (Suzhou) Controls Co. Ltd. (“Williams Controls Asia”); and Williams Controls Europe GmbH (“Williams Controls Europe”).

Inactive subsidiaries — Aptek Williams, Inc. (“Aptek”); Premier Plastic Technologies, Inc. (“PPT”); ProActive Acquisition Corporation (“ProActive”); WMCO-Geo (“GeoFocus”); NESC Williams, Inc. (“NESC”); Williams Technologies, Inc. (“Technologies”); Williams World Trade, Inc. (“WWT”); Techwood Williams, Inc. (“TWI”); Agrotec Williams, Inc. (“Agrotec”) and our 80% owned subsidiaries Hardee Williams, Inc. (“Hardee”) and Waccamaw Wheel Williams, Inc. (“Waccamaw”).

Basis of Presentation:

The consolidated financial statements include all of the accounts of Williams Controls, Inc. and its subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

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

Concentration of Risk and Sales by Customer:

For the years ended September 30, 2005, 2004 and 2003, Freightliner accounted for 18%, 20% and 21%, Volvo accounted for 18%, 16% and 14%, Paccar accounted for 17%, 16% and 10%, and Navistar accounted for 7%, 8% and 11%, of net sales from continuing operations, respectively. Approximately 35%, 33% and 31% of net sales in fiscal 2005, 2004 and 2003, respectively, were to customers outside of the United States, primarily in Canada, Belgium, Sweden, Mexico and Korea, and, to a lesser extent, in other European countries, South America, Pacific Rim nations and Australia. At September 30, 2005 and 2004, Freightliner represented 17% and 14%, Volvo represented 15% and 13%, and Navistar represented 11% and 9%, of trade accounts receivable, respectively.

Note 2. Significant Accounting Policies

Cash and Cash Equivalents:

Cash and cash equivalents include highly liquid investments with maturities of three months or less at the date of acquisition.

Inventories:

Inventories are valued at the lower of cost or market. Cost is determined using standard costs, which approximate the first in, first out, or FIFO method. Cost includes the acquisition of purchased components, parts and subassemblies, labor and overhead. Market with respect to raw materials is replacement cost and, with respect to work-in-process and finished goods, is net realizable value.

Property, Plant and Equipment:

Property, plant and equipment are stated at cost. Property, plant and equipment are depreciated using the straight-line method over the estimated useful lives of the assets. The principal estimated lives are: 31.5 years for buildings and 3 to 12 years for office furniture, machinery and equipment. Capitalized leases are amortized using the straight-line method over the lesser of the estimated useful lives of the assets or the estimated remaining terms of the leases. Maintenance and repairs are expensed as incurred.

Impairment of Long-Lived Assets:

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, management reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. Recoverability of these assets is determined by comparing the estimated undiscounted future cash flows of the operation to which the assets relate, to the carrying value of such assets. If the carrying value of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying value of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying value or fair value less costs to sell. The Company adopted SFAS No. 144 in fiscal year 2003 and it did not have a material impact on our financial position or results of operations.

Goodwill and Intangible Assets:

In accordance with SFAS No. 142, certain intangible assets with indefinite useful lives are no longer being amortized and are periodically evaluated for impairment. During the fourth quarter of fiscal 2003, the Company recorded an impairment charge for the remaining goodwill balance of $36 associated with NESC based on the Company’s assessment of the fair value. As of September 30, 2005, the Company has no other long-term assets with indefinite useful lives.

Debt Issuance Costs:

Costs incurred in the issuance of debt financing are amortized over the term of the debt agreement, approximating the effective interest method, and are included in other assets on the accompanying consolidated balance sheets.

Deferred Income Taxes:

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statement of operations in the period that includes the enactment date. Valuation allowances are established as necessary to reduce deferred tax assets unless realization of the assets is considered more likely than not.

Product Warranty:

The Company establishes a product warranty liability based on a percentage of product sales. The liability is based on historical return rates of products and amounts for significant and specific warranty issues, and is included in accrued expenses on the accompanying consolidated balance sheets. Warranty is limited to a specified time period, mileage or hours of use, and varies by product, application and customer. The Company has recorded a liability, which in the opinion of management is adequate to cover such warranty costs. Following is a reconciliation of the changes in the Company’s warranty liability for the years ended September 30, 2005, 2004 and 2003.

Balance at September 30, 2002	$1,293

Payments	(851)
Additional accruals	2,315
Accrual adjustments	(325)

Balance at September 30, 2003	$2,432

Payments	(2,726)
Additional accruals	1,758
Accrual adjustments	(71)

Balance at September 30, 2004	$1,393

Payments	(1,070)
Additional accruals	1,333

Balance at September 30, 2005	$1,656

In January 2003, the Company was notified by one customer of higher than normal warranty claims on one of the Company’s electronic throttle control systems. This customer entered into a campaign to address this specific warranty issue. Management estimated that the total potential units involved are approximately 30,500 units and in fiscal 2003 recorded an accrual of $985 for the estimated cost of the repairs. Based on continuing analysis, return experience and the extension of this campaign to December 2004, additional accruals were made consisting of $336 during fiscal 2003 and $322 during fiscal 2004. The Company has made modifications to the product. All units that were in the customer’s inventory have been returned or replaced. For the years ended September 30, 2005 and 2004, the Company made payments of $55 and $1,390, respectively, related to this specific warranty claim. As this campaign ended on December 31, 2004, the Company does not anticipate any further increases or adjustments related to this specific warranty claim.

Included in the warranty liability at September 30, 2005 are warranty liabilities associated with our former passenger car and light truck product lines, which were sold on September 30, 2003, as discussed in Note 16. The Company recorded a $400 warranty liability during 2003 related to products sold from our passenger car and light truck product lines during fiscal 2003. The Company’s obligation for products sold by these product lines relates only to products sold prior to September 30, 2003.

Revenue Recognition:

Revenue is recognized at the time of product shipment, which is when title and risk of loss transfers to customers, and when all of the following have occurred: a firm sales agreement is in place, pricing is fixed or determinable, and collection is reasonably assured. Revenues are reported net of estimated returns, rebates and customer discounts.

Research and Development Costs:

Research and development costs are expensed as incurred. Research and development costs consist primarily of employee costs, cost of consumed materials, depreciation and engineering related costs.

Pensions and Post-retirement Benefit Obligations:

The Company accounts for pensions and post-retirement benefits in accordance with SFAS No. 87, “Employers’ Accounting for Pensions”, and SFAS No. 106, “Employers’ Accounting for Post Retirement Benefits Other than Pensions”. SFAS No. 87 requires the Company to calculate its pension expense and liabilities using actuarial assumptions, including a discount rate assumption and a long-term rate of return on assets assumption.

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

The Company provides health care and life insurance benefits for certain of its retired employees, which includes prescription drug benefits. In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 was passed, whereby a prescription drug benefit under Medicare was enacted as well as a federal subsidy to sponsors of retiree health care plans. In January and May 2004, the FASB issued FASB Staff Position No. 106-1 and 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003” (“FSP 106-1” and “FSP 106-2”). Measures of the APBO or net periodic postretirement benefit cost in the consolidated financial statements or accompanying notes reflect the effects of the Act on the Post Retirement Plan.

Earnings (loss) Per Share:

Basic earnings per share (“EPS”) and diluted EPS are computed using the methods prescribed by SFAS No. 128, “Earnings Per Share” and EITF 03-06, “Participating Securities and the Two-Class Method under SFAS No. 128”. Basic EPS is based on the weighted-average number of common shares outstanding during the period. Diluted EPS is based on the weighted-average number of common shares outstanding and the dilutive impact of common equivalent shares outstanding.

Following is a reconciliation of basic EPS and diluted EPS from continuing operations:

	Year Ended September 30, 2005			Year Ended September 30, 2004
	Income	Shares	Per Share Amount	Loss	Shares	Per Share Amount
Basic EPS —
Net income (loss) from continuing operations	$7,495	46,659,499	$0.16	$(3,880)	21,867,137	$(0.18)
Effect of dilutive securities —
Stock options and warrants	—	1,101,643		—	—
Diluted EPS —
Net income (loss) allocable to common stockholders from continuing operations	$7,495	47,761,142	$0.16	$(3,880)	21,867,137	$(0.18)

	Year ended September 30, 2003
	Income (loss)	Shares	Per Share Amount
Net income from continuing operations	$1,044
Less — Preferred dividends and accretion for Series B Preferred Stock	(2,011)
Basic & Diluted EPS —
Loss allocable to common stockholders from continuing operations	$(967)	20,104,986	$(0.05)

At September 30, 2005, 2004 and 2003, the Company had options and warrants covering 377,250, 2,940,317, and 7,731,819 shares, respectively, of the Company’s common stock outstanding that were not considered in the respective diluted EPS calculations since they would have been anti-dilutive. In 2004 and 2003, conversion of the preferred shares, and in 2003 conversion of the convertible subordinated debt would have been anti-dilutive and, therefore, was not considered in the computation of diluted earnings per share.

Stock-Based Compensation:

The Company has elected to account for its stock-based compensation plans using the intrinsic value-based method under Accounting Principles Board Opinion No. 25 (APB 25). Based on the provisions of SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” and SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company has computed, for pro forma disclosure purposes, net income (loss) and net earnings (loss) per share as if the fair value based method of accounting had been adopted.

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (Revised 2004), “Share Based Payment”. This statement requires that compensation costs relating to share-based payment transactions be recognized in financial statements. Compensation costs will be measured based on the fair value of the equity or liability instruments issued. Share-based compensation arrangements include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee stock purchase plans. SFAS No. 123R replaces SFAS No. 123 and supercedes APB No. 25 and is effective at the beginning of a registrant’s first fiscal year that begins after June 15, 2005, at which time the Company will adopt the provisions of this statement. Until such time, the Company continues to account for its stock-based compensation plans in accordance with APB No. 25.

The Company has begun analyzing the effects of adopting SFAS No. 123R on its consolidated financial statements. In March 2005 the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”), which expresses views of the SEC staff regarding interaction between SFAS No. 123R and certain SEC rules and regulations and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. The Company has evaluated assumptions it has historically used in the Black-Scholes option pricing model for determining the fair value of options granted in light of guidance provided in SFAS No. 123R and SAB 107, and has determined that following that guidance would result in refinement of assumptions it has historically used for determining the SFAS No. 123 pro-forma net income disclosures. Under that guidance, the Company has refined its estimates of the expected volatility of its share price to 65% and 63% for the years ended September 30, 2004 and 2003, respectively, as compared to the 100% originally used in the Black-Scholes model, and the Company refined its estimates of the expected lives of options granted to 6.5 years as compared to the 7.0 years originally used in the Black-Scholes model. The Company has calculated the effect of using these refined assumptions and has included these refined assumptions in the computations below. The Company is in the process of determining the overall effects of adopting SFAS No. 123R on its financial statements, including deciding which option valuation model to use.

The Company has computed, for pro forma disclosure purposes, the value of all options granted during the years ended September 30, 2005, 2004 and 2003, using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following weighted average assumptions for grants:

	2005	2004	2003
Risk-free interest rate	3.86%	3.43%	3.45%
Expected dividend yield	0%	0%	0%
Expected lives	6.5 years	6.5 years	6.5 years
Expected volatility	65%	65%	63%

Using the Black-Scholes methodology, the total value of options granted during the years ended September 30, 2005, 2004 and 2003, was $624, $486 and $303, respectively, which would be amortized on a pro forma basis over the vesting period of the options (typically five years). The weighted average per share fair value of options granted during the years ended September 30, 2005, 2004 and 2003, was $.61, $.49 and $.28, respectively. If the Company had accounted for its stock-based compensation plans using the fair value-based method in accordance with SFAS No.123, the Company’s net income (loss) and earnings (loss) per share would approximate the pro forma disclosures below:

	Year Ended September 30, 2005	Year Ended September 30, 2004	Year Ended September 30, 2003
Net income (loss) allocable to common stockholders as reported	$7,495	$(4,058)	$(1,075)

Add: Stock-based employee compensation expense included in reported net income, net of tax	74	—	—

Deduct: Total stock-based employee compensation expense determined under fair value based method, net of tax	(347)	(129)	(150)

Pro forma net income (loss)	$7,222	$(4,187)	$(1,225)

Earnings (loss) per share — basic and diluted
As reported	$0.16	$(0.19)	$(0.05)
Pro forma	$0.15	$(0.19)	$(0.06)

The effects of applying SFAS 123 in this pro forma disclosure are not necessarily indicative of future amounts.

Fair Value of Financial Instruments:

The carrying amounts reflected in the accompanying consolidated balance sheet for cash and cash equivalents, accounts receivable, other accounts receivable, prepaid expenses and other current assets, accounts payable (excluding accounts payable related to certain insolvent subsidiaries as discussed in Note 6), accrued expenses, and short-term borrowings approximate fair value due to the short-term nature of the instruments. The carrying value of long-term debt also approximates fair value.

Recent Accounting Pronouncements:

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3”. This statement changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change and is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The Company is currently in the process of determining the effects of adopting this statement in its consolidated financial statements and at this time the Company does not expect this statement to have a material effect on its financial statements.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share Based Payment”. This statement requires that compensation cost relating to share-based payment transactions be recognized in financial statements. Compensation cost will be measured based on the fair value of the equity or liability instruments issued. Share-based compensation arrangements include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee stock purchase plans. SFAS No. 123R replaces SFAS No. 123 and supercedes APB No. 25 and is effective at the beginning of a registrant’s first fiscal year that begins after June 15, 2005, upon which time the Company will adopt the provisions of this statement. The Company is currently in the process of determining the effects of adopting SFAS No. 123R in its consolidated financial statements, including deciding which option valuation model to use.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — an amendment of ARB No. 43, Chapter 4”. This statement clarifies the accounting for abnormal amounts of idle facility expenses, freight, handling costs, and wasted materials and requires that these items be recognized as current period charges. In addition, this statement requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for fiscal years beginning after June 15, 2005. The Company does not expect this statement to have a material effect on the financial statements of the Company.

Note 3.    Inventories

Inventories consist of the following at September 30:

	2005	2004
Raw material	$3,487	$2,461
Work in process	237	305
Finished goods	709	1,011
	$4,433	$3,777

Note 4.    Property, Plant and Equipment

Property, plant and equipment consist of the following at September 30:

	2005	2004
Land and land improvements	$828	$828
Buildings	3,510	2,607
Machinery and equipment	9,037	8,318
Office furniture and equipment	4,728	3,984
Construction in progress	930	476
	19,033	16,213
Less accumulated depreciation	(11,578)	(10,811)
	$7,455	$5,402

Depreciation expense for the years ended September 30, 2005, 2004 and 2003 was $877, $1,279 and $1,701, respectively. Capital leases for machinery and equipment included above were $305 at September 30, 2005 and 2004. Accumulated depreciation of assets held under capital leases was $272 and $229 at September 30, 2005 and 2004, respectively.

Note 5.    Patent License Agreements

During fiscal 2003 the Company obtained a license agreement for use of an adjustable pedal design for its heavy truck and transit bus product lines. This agreement required an initial payment of $125, which was paid in fiscal 2003, and a $75 payment to be paid based on certain criteria, which was paid during the first quarter of fiscal 2005. The Company will also make royalty payments based on the number of units it sells. The Company has not sold any adjustable pedal units as of September 30, 2005, and consequently, has not begun amortizing the initial payments. The Company has focused additional resources in the adjustable pedal market and plans to begin selling these products in mid-fiscal 2006. The agreement is for a period of three years and is renewed annually if certain sales thresholds are met.

Additionally, as part of the sale of the Company’s passenger car and light truck product lines to Teleflex Incorporated on September 30, 2003, the Company obtained the right to use certain of Teleflex’s adjustable pedal patents in exchange for Teleflex receiving licenses for certain of the Company’s patents.

In fiscal 2005, the Company entered into an agreement to license non-contacting Hall effect sensor technology. The Company intends to use this license to internally produce non-contacting sensors for use in its electronic throttle controls. The initial licensing fee of $140 was paid and capitalized during the second quarter of fiscal 2005. In addition, the Company will make royalty payments based on the number of units sold, which includes minimum yearly royalties beginning in year three of this agreement. The Company capitalized, as part of the license fee, $229 which is equal to the present value of the minimum royalty payment obligation. The Company will amortize the capitalized license fee once the Company begins selling units. This agreement is for a period of ten years and is renewed annually based on written mutual agreement. This agreement may be terminated by the licensor after four years if certain sales thresholds are not met.

Note 6.    Settlement of accounts payable and customer contingencies

Included in the accompanying consolidated balance sheet is approximately $1,326 of old accounts payable related to closed insolvent subsidiaries of the Company. In accordance with SFAS No. 140 “Accounting for

Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, a debtor can only relieve itself of a liability if it has been extinguished. Accordingly, a liability is considered extinguished if (a) the debtor pays the creditor and is relieved of its obligation for the liability or (b) the debtor is legally released from being the primary obligor under the liability, either judicially or by the creditor. During the year ended September 30, 2005 and 2004, the Company was judicially released from and reversed $60 and $210, respectively, of old accounts payable related to closed insolvent subsidiaries of the Company resulting in a gain, which has been recorded in other (income) expense in the accompanying consolidated statements of operations. The Company expects to reverse amounts in future periods based on the recognition of the liabilities being judicially released in accordance with SFAS No. 140 of $561 in fiscal 2006; $731 in fiscal 2007; and $34 in fiscal 2010.

During the fourth quarter of fiscal 2004, the Company settled and received a final release relating to an outstanding sales tax obligation of Aptek resulting in a gain of $209, which has been included in administration expense in the accompanying consolidated statements of operations. The Company paid $48 in principal and interest in fiscal 2004 to settle the obligation.

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

Note 7.    Debt

As part of the recapitalization transaction completed on September 30, 2004, the Company entered into a new five-year senior secured loan and revolving credit facility with Merrill Lynch, which replaced the Company’s prior loan facility with Wells Fargo Business Credit. At the time of the recapitalization transaction, the Company’s existing term loan balances of $318 were paid off and the credit agreement with Wells was terminated. Upon termination, the Company incurred and paid a termination fee to Wells of $103. The Merrill Lynch facility initially provided $25,000, consisting of an $8,000 revolving loan facility and a $17,000 term loan. The loans are secured by substantially all the assets of the Company. Borrowings under the revolving loan facility are subject to a borrowing base equal to 85% of eligible accounts receivables and 60% of eligible inventories. Interest rates under the new agreement are based on the election of the Company of either a LIBOR rate or Prime rate. Under the LIBOR rate option, the revolving loan facility will bear interest at the LIBOR rate plus 3.75% per annum and borrowings under the term loan facility will bear interest at the LIBOR rate plus 4.25%. Under the Prime rate option, the revolving loan facility will bear interest at the Prime rate plus 2.75% per annum and the term loan facility will bear interest at the Prime rate plus 3.25%. Fees under the loan agreement include an unused line fee of .50% per annum on the unused portion of the revolving credit facility.

The Company is required to repay the term loan in equal quarterly scheduled payments of $850. The Company is entitled to prepay the term loan, in whole or in part, in minimum amounts without penalty. Mandatory prepayments of the loans under the term loan are required in amounts equal to 75% of the Company’s excess cash flow, as defined in the agreement, for each fiscal year and 100% of (i) the insurance or condemnation proceeds received in connection with a casualty event, condemnation or other loss, less any proceeds reinvested by the Company up to $500 per fiscal year; (ii) the net proceeds from issuance of equity or debt securities and (iii) the net cash proceeds of asset sales or other dispositions subject to customary exceptions. The revolving loan facility expires on September 29, 2009, at which time all outstanding amounts under the revolving loan facility are due and payable. As part of this new credit agreement, the Company is subject to certain quarterly and annual financial covenants, which commence with the fiscal quarter ended December 31, 2004. At September 30, 2005, the Company was in compliance with all financial covenants. Subsequent to year-end, the Company repurchased $3,200 of its common stock from one investor as discussed in Note 14. The Company obtained a required consent from Merrill Lynch to purchase the common stock and to include the repurchase payment in the calculation of excess cash flow for the year ended September 30, 2005. The Company anticipates paying approximately $2,100 during the first quarter of fiscal 2006 related to the excess cash flow requirement and anticipates making this payment from a combination of existing cash on hand and borrowing on the revolving loan facility.

In connection with the new senior secured loan facility, the Company was required to pay Merrill Lynch an initial commitment fee of $500, an annual agency fee of $25 and reimburse Merrill Lynch for any costs and expenses incurred in connection with the credit agreement. The commitment fee and initial expenses incurred by Merrill Lynch and paid for by the Company have been capitalized in the accompanying consolidated balance sheet and are being amortized over the five-year life of the loan facility utilizing the effective interest method.

The Company had $8,000 and $4,989 available under its revolving credit facilities at September 30, 2005 and 2004, respectively.

The Company’s long-term debt consists of the following at September 30,	2005	2004

Bank revolving credit facility due September 29, 2009, bearing interest at a variable rate	$—	$3,011

Bank term loan due September 29, 2009, balance bearing interest at a variable rate, (7.94% at September 30, 2005) payable in quarterly installments of $850	13,600	17,000
	13,600	20,011
Less current portion	5,474	3,400

	$8,126	$16,611

Maturities of long-term debt for the years ending September 30 are as follows:
2006	$5,474
2007	3,400
2008	3,400
2009	1,326
$13,600

Capital Leases:

The Company has acquired certain assets, primarily machinery and equipment, through capital leases. At September 30, 2005, the Company has one capital lease outstanding, which has a lease term of five years, and is payable in monthly installments with interest at 9.7%. At September 30, 2005, total remaining lease payments under this one outstanding capital lease was $29, which is schedule to be paid during fiscal 2006. During 2005 and 2004, the Company did not enter into any new capital leases. Current and long-term portions of capital leases were $54 and $29 at September 30, 2004.

Secured Subordinated Debt:

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

Subordinated Debt:

In April 2000, the Company issued $2,139 of 7.5% convertible subordinated debentures. For each purchaser of debentures, the Company issued a three year warrant to purchase common stock, which expired unexercised in April 2003. The Company issued the placement agent in this transaction a five year warrant to purchase shares of the Company’s common stock equal to 7.0% of the total shares of common stock issuable upon the conversion of the debentures. The exercise price of the placement agent warrants was $2.40 per share. The exercise price for the placement agent warrants was not adjustable. During the third quarter of fiscal 2005 the placement agent warrants expired unexercised. At this time, the Company has no further warrants outstanding.

Note 8.    Pension Plans

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

During 2003, the Company modified the provisions of the salaried plan to limit the number of eligible employees to those currently in the plan at the time of the modification and to limit benefits under the plan to those earned to that date. As part of the new contract and strike settlement agreement with the union hourly workers, the hourly plan was also modified in 2003 to limit participation in the plan to those employees in the plan at August 31, 2002.

Summarized information on the Company’s pension plans is presented below:

Obligations and Funded Status:

	Salaried Plan		Hourly Plan
September 30,	2005	2004	2005	2004
Change in benefit obligation:
Benefit obligation at beginning of year	$4,934	$4,801	$7,782	$7,204
Service cost	—	106	149	255
Interest cost	275	280	435	422
Actuarial (gain) loss	455	(21)	123	259
Benefits paid	(263)	(232)	(441)	(406)
Other	—	—	—	48

Benefit obligation at end of year	$5,401	$4,934	$8,048	$7,782

Change in plan assets:
Fair value of plan assets at beginning of year	$3,106	$2,269	$4,250	$2,881
Actual return on plan assets	251	155	297	190
Employer contributions	293	914	901	1,585
Benefits paid	(263)	(232)	(441)	(406)

Fair value of plan assets at end of year	$3,387	$3,106	$5,007	$4,250

	Salaried Plan		Hourly Plan
September 30,	2005	2004	2005	2004
Obligation in excess of plan assets	$(2,014)	$(1,828)	$(3,041)	$(3,532)
Unrecognized actuarial loss	2,168	1,862	3,378	3,660
Unrecognized prior service cost	—	—	238	295

Net amount recognized	$154	$34	$575	$423

Amounts recognized in the consolidated balance sheet consist of:
Accrued benefit liability	$(2,014)	$(1,828)	$(3,041)	$(3,532)
Intangible asset	—	—	238	295
Accumulated other comprehensive loss	2,168	1,862	3,378	3,660

Net amount recognized	$154	$34	$575	$423

Components of Net Periodic Benefit Cost:

	Salaried Plan			Hourly Plan
Components of net periodic benefit cost for the years ended September 30:	2005	2004	2003	2005	2004	2003
Service cost	$—	$106	$127	$149	$255	$242
Interest cost	275	280	293	435	422	356
Expected return on plan assets	(202)	(135)	(165)	(259)	(202)	(193)
Amortization of prior service cost	—	—	(1)	57	59	41
Recognized net actuarial loss	99	133	86	367	368	240

Net periodic benefit cost	$172	$384	$340	$749	$902	$686

Weighted-average assumptions used to determine benefit obligations at September 30:

	Salaried Plan		Hourly Plan
	2005	2004	2005	2004
Discount rate	5.25%	5.75%	5.25%	5.75%
Rate of compensation increase	—	—	—	—

Weighted-average assumptions used to determine Net Periodic Benefit Cost for the years ended September 30:

	Salaried Plan			Hourly Plan
	2005	2004	2003	2005	2004	2003
Discount rate	5.75%	6.00%	6.75%	5.75%	6.00%	6.75%
Expected return on plan assets	6.50%	6.00%	8.00%	5.75%	6.00%	8.00%
Rate of compensation increase	—	—	—	—	—	—

The overall expected long-term rate of return assumptions for fiscal 2005 were developed using return expectations. Historical returns of multiple asset classes were analyzed to develop a risk-free real rate of return and risk premiums for each asset class. The overall rate for each asset class was developed by combining a long-term inflation component, the risk-free real rate of return, and the associated risk premium. A weighted average rate was developed based on those overall rates and the target asset allocation of the plan.

Other Information:

The projected benefit obligation, accumulated benefit obligation and the fair value of plan assets as of September 30, 2005 and 2004 are as follows:

	Salaried Plan		Hourly Plan
	2005	2004	2005	2004
Projected benefit obligation	$5,401	$4,934	$8,048	$7,782
Accumulated benefit obligation	5,401	4,934	8,048	7,782
Fair value of plan assets	3,387	3,106	5,007	4,250

At September 30, 2005 and 2004 the accumulated benefit obligation was in excess of the plan assets for both the salaried plan and the hourly plan.

Plan Assets:

The Company’s pension plan weighted-average asset allocations at September 30, 2005, and 2004, by asset category are as follows:

	Salaried Plan			Hourly Plan
	2005	2004	Target Allocation	2005	2004	Target Allocation
Asset Category:
Equity securities	25%	21%	20%	25%	4%	20%
Debt securities	72%	77%	77%	72%	96%	77%
Real estate	3%	2%	3%	3%	0%	3%
Total	100%	100%	100%	100%	100%	100%

The Company’s investment strategy consists of a long-term, risk-controlled approach using diversified investment options with a minimal exposure to volatile investment options such as derivatives and includes the use of a diversified allocation of equity, debt, and real estate exposures that are customized to each plan’s cash flow benefit needs.

Cash Flows:

The Company expects to recognize $719 in expense in fiscal 2006 related to these plans and make payments of $1,439 in fiscal 2006.

Based on current data and assumptions, the following benefit payments, which reflect expected future service, as appropriate, are expected to be paid over the next 10 fiscal years:

	Benefits Paid
Year ending:	Salaried Plan	Hourly Plan
2006	$310	$420
2007	310	420
2008	320	430
2009	350	440
2010	400	460
Years 2011–2015	2,210	2,980

Note 9.    Other Benefit Plans

The Company has an Employee Stock Ownership Plan (ESOP) for non-union employees. The Company is in the process of terminating the ESOP plan and distributing all outstanding shares to participants. As of September 30, 2005, all shares had been allocated under the plan and there were no amounts outstanding under a loan. The Company does not anticipate a material gain or loss from the termination of the ESOP.

The Company sponsors a matching 401(k) plan for salaried employees and certain union employees, in which eligible employees may elect to contribute a portion of their compensation. Employer matching contributions in fiscal 2005, 2004 and 2003 were $203, $160 and $183, respectively.

Note 10.    Post Retirement Benefits other than Pensions

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

The following table provides information on the post retirement plan status at September 30:

Accumulated Post Retirement Benefit Obligation	2005	2004
Retirees	$(3,697)	$(4,484)
Fully eligible active participants	(62)	(61)
Other active Plan participants	(164)	(158)
	(3,923)	(4,703)
Plan assets	—	—

Accumulated post retirement benefit obligation in excess of plan assets	(3,923)	(4,703)
Unrecognized loss	1,484	2,360
Unrecognized prior service cost	(1,040)	(1,158)
Unrecognized transition obligation	161	181

Accrued post retirement benefit cost included in other long-term liabilities in the consolidated balance sheet	$(3,318)	$(3,320)

Change in Benefit Obligation:	2005	2004
Benefit obligation at beginning of year	$4,703	$3,711
Service cost	7	7
Interest cost	261	216
Actuarial (gain) loss	(755)	983
Benefit payments	(293)	(214)

Benefit obligation at end of year	$3,923	$4,703

Post retirement benefits expense included the following components for the years ended September 30:	2005	2004	2003
Service cost	$7	$7	$149
Interest cost	261	216	363
Amortization	23	(28)	205

Post retirement benefits expense	$291	$195	$717

The assumed health care cost trend rate used in measuring the APBO ranged between 5.0%–9.0% in the first year, declining to 5.0% after 5 years. The discount rate used in determining the APBO was 5.25%, 5.75% and 6.00% for the years ended September 30, 2005, 2004 and 2003, respectively.

If the assumed medical costs trends were increased by 1%, the APBO as of September 30, 2005 would increase by $382, and the aggregate of the services and interest cost components of the net annual post retirement benefit cost would be increased by $28. If the assumed medical costs trends were decreased by 1%, the APBO as of September 30, 2005 would decrease by $323, and the aggregate of the services and interest cost components of the net annual post retirement benefit cost would be decreased by $23.

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

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“Act”) was passed whereby a prescription drug benefit under Medicare was enacted as well as a federal subsidy to sponsors of retiree health care plans. In January and May 2004, the FASB issued FASB Staff Position No. 106-1 and 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003” (“FSP 106-1” and “FSP 106-2”). Measures of the APBO or net periodic postretirement benefit cost in the financial statements or accompanying notes reflect the effects of the Act on the Post Retirement Plan. At September 30, 2005, the impact of valuing the federal subsidy resulted in an overall decrease to the APBO of approximately $635.

Note 11.    Income Tax Expense (Benefit)

The provision for income tax expense (benefit) is as follows for the years ended September 30:

	2005	2004	2003
Current	$295	$91	$(305)
Deferred	3,984	(9,356)	—
	$4,279	$(9,265)	$(305)

The reconciliation between the effective tax rate and the statutory federal tax rate on income (loss) from continuing operations as a percent is as follows:

Provision (Benefit)	2005	2004	2003
Statutory federal income tax rate	34.0%	(34.0)%	34.0%
State taxes, net of federal income tax benefit	1.9	0.2	4.3
Reduction in deferred tax assets due to change in state tax law	6.7	—	—
Impact of foreign operations	1.0	—	—
Effect of change in valuation allowance	(4.6)	(86.5)	(116.9)
Preferred stock dividends	—	8.4	39.5
Extraterritorial income exclusion	(1.5)	(2.0)	(20.6)
Extinguishment of debt	—	49.2	—
Other	(1.2)	(5.8)	—
	36.3%	(70.5)%	(59.7)%

At September 30, 2003 and 2002 the Company had recorded a full valuation allowance on all of its net deferred tax assets as it was considered more likely than not that the deferred tax assets would not be realized. At September 30, 2004, the Company reversed $11,374 of the valuation allowance on certain deferred tax assets. The valuation allowance was reversed based upon current and anticipated future taxable income generated by the Company and the conclusion that it is more likely than not that these deferred tax assets would be realized in the future. The net change in total valuation allowance for the years ended September 30, 2005, 2004, and 2003 was a decrease of $536, $11,374 and $312 in fiscal 2005, 2004 and 2003, respectively.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 2005 and 2004 are as follows:

	2005	2004
Deferred tax assets:
Inventories, due to lower of cost or market adjustments and additional costs inventoried for tax purposes	$199	$203
Warranty liability	611	711
Accrual for compensated absences	120	93
Accrual for retiree medical benefits	1,162	1,169
Accounts receivable allowance	367	415
Loss from investment in affiliate (Ajay Sports, Inc.)	3,857	4,011
Tax gain on sale/leaseback	642	657
Accrued environmental obligations	247	343
Accrued other liabilities	186	232
Pension plan comprehensive loss adjustment	1,385	1,868
Federal net operating loss carryforwards	760	4,549
State net operating loss carryforwards	1,322	1,730
AMT credit	356	—
Research and experimentation credit	961	876
Total deferred tax assets	12,175	16,857
Less valuation allowance	(6,506)	(7,042)

Deferred tax assets, net of valuation allowance	5,669	9,815

Deferred tax liabilities:
Plant and equipment, principally due to differences in depreciation and amortization	281	452

Net deferred income tax assets	$5,388	$9,363

Current deferred income tax assets	$1,868	$2,116
Long-term deferred income tax assets	10,307	14,741
Long-term deferred income tax liabilities	(281)	(452)
Valuation allowance	(6,506)	(7,042)
	$5,388	$9,363

At September 30, 2005, the Company has approximately $2,236 of federal net operating loss carry-forwards, which are available to the Company and expire through 2020. At September 30, 2005, the Company has approximately $30,117 of state net operating loss carry-forwards, which are available to the Company in certain state tax jurisdictions and expire in 2007 through 2015. Federal net operating losses are subject to provisions of the Internal Revenue Code, which restrict the utilization of this type of tax attribute in the event of an “ownership change” (as defined in the Internal Revenue Code Section 382). Changes in ownership resulting from the recapitalization transactions discussed in Note 14 coupled with any changes in ownership could significantly defer the utilization of the net operating loss carry forwards. The Company does not believe an ownership change has occurred as of September 30, 2005.

Note 12.    Commitments and Contingencies

The Company and its subsidiaries are parties to various pending judicial and administrative proceedings arising in the ordinary course of business. The Company’s management and legal counsel have reviewed the probable outcome of these proceedings, the costs and expenses reasonably expected to be incurred, the availability and limits of the Company’s insurance coverage, and the Company’s established liabilities. While the outcome of the pending proceedings cannot be predicted with certainty, based on its review, the Company believes that any liability that may result is not reasonably likely to have a material effect on the Company’s liquidity, financial condition or results of operations.

The soil and groundwater at our Portland, Oregon facility contain certain contaminants, which were deposited from approximately 1968 through 1995. Some of this contamination has migrated offsite to a neighboring property. The Company has retained an environmental consulting firm to investigate the extent of the contamination and to determine what, if any, remediation will be required and the associated costs. During the third quarter of fiscal 2004, we entered into the Oregon Department of Environmental Quality’s voluntary clean-up program and during fiscal 2004 we established a liability of $950 for this matter. As of September 30, 2005, this liability has been reduced to $668 to reflect expenditures made to complete portions of the investigation. The Company has made contribution claims for investigation and remediation costs against all prior operators of the property and a former owner of the property under the Federal Superfund Act and the Oregon Cleanup Law. The Company believes it also has a contractual right to indemnification from one of the prior operators of the property for a portion of the investigation and remediation costs and has notified the prior operator of this indemnity claim. The Company is exploring the possibility of cooperative settlement with the prior owner and all of these prior operators. The Company intends to pursue legal action against the prior owner and these prior operators if settlements cannot be reached in a reasonable time. The Company believes that even with a resolution of the claims against the prior operators and owner of the property, the Company will be liable for some portion of the ultimate costs.

On October 1, 2004, the Company was named as a co-defendant in a product liability case (Cuesta v. Ford, et al, District Court for Bryant, Oklahoma) that seeks class action status. The complaint seeks an unspecified amount of damages on behalf of the class. The Company believes the claims to be without merit and intends to vigorously defend against this action. There can be no assurance, however, that the outcome of the lawsuit will be favorable to the Company or will not have a material adverse effect on the Company’s business, consolidated financial condition and results of operations. The Company cannot reasonably estimate the possible loss or range of loss at this time. In addition, the Company has incurred and will continue to incur substantial litigation expenses in defending this litigation.

On August 1, 2005, Mr. Thomas Ziegler, our former president and chief executive officer, filed a suit against the Company, American Industrial Partners, L.P.; American Industrial Partners Fund III, L.P., and American Industrial Partners Fund III Corporation in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida. This suit is similar to a suit filed by Mr. Ziegler on May 12, 2003 against the same defendants. The 2003 suit was dismissed without prejudice for failure to prosecute. In the suit, Mr. Ziegler alleges that we breached an “oral agreement” with Mr. Ziegler to pay him additional compensation, including a bonus of “at least” $500 for certain tasks performed by Mr. Ziegler while he was the Company’s president and chief executive officer and seeks additional compensation to which he claims he is entitled. We dispute the existence of any such agreement and any resulting liability to Mr. Ziegler and are vigorously defending this action.

The Company leases certain facilities under non-cancelable operating leases. In addition, the Company leases certain equipment used in their operations. Future minimum lease payments under all non-cancelable operating leases are approximately as follows for annual periods ending September 30,

2006	$217
2007	271
2008	263
2009	261
2010	258
Thereafter	128
Total	$1,398

Rent expense under operating leases was $138, $50 and $442 for the years ended September 30, 2005, 2004 and 2003, respectively.

Note 13.    Common Stock Warrants

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

Note 14.    Preferred Stock

Fiscal 2002 Recapitalization:

On July 1, 2002 the Company completed a recapitalization transaction with American Industrial Partners Capital Fund III, L.P. (AIP) in which an affiliate of AIP invested $13,000 into the Company by acquiring 130,000 shares of the Company’s newly authorized Series B Preferred stock, 15% Redeemable Convertible Series. The Company received net cash proceeds, after payment of fees and expenses, of $10,485. As a result of the transaction, AIP was entitled to and did elect a majority of the members of the Company’s Board of Directors. Along with the investment by AIP, an investor group that held $2,000 of the Company’s 12% secured Subordinated Debentures exchanged those securities for $2,000 of Series B Preferred. As part of the recapitalization transaction, the Company (i) entered into a new five-year revolving and term loan agreement with its then existing primary lender, Wells Fargo Credit, Inc.; (ii) repaid from the cash proceeds of sale of Series B Preferred stock the remaining $3,000 face amount of 12% secured subordinated debentures, after giving consideration to the $2,000 of debentures converted to Series B Preferred stock; (iii) eliminated the conversion feature, increased the interest rate to 12.0% (further increasing to 15.0% in July, 2003) and extended the maturity to July 1, 2004 of approximately $2,139 face amount of convertible subordinated debentures; (iv) exchanged approximately $7,755 in Series A Preferred stock, 7-1/2% Convertible Redeemable Series shares for Series A-1 Preferred stock, Non-Redeemable Convertible Series; (v) cancelled in the fourth quarter of fiscal 2002 accrued but unpaid dividends of $1,413 on Series A Preferred stock exchanged for Series A-1 Preferred stock which were outstanding as of July 14, 2002 and (vi) accrued in the fourth quarter of 2002 a one-time dividend on the new Series A-1 Preferred stock in an amount equal to the dividends canceled as a result of the exchange of the Series A Preferred stock. The remaining cash proceeds from the recapitalization were used for working capital purposes, including the payment of certain past due accounts payable.

The Series A-1 Preferred stock had participating dividend rights equal to common stockholders and equal voting rights for each share of common stock their Series A-1 Preferred stock could be converted into. After the exchange transaction described above, there were 650 shares of Series A Preferred stock remaining outstanding with an adjusted conversion price of $1.29 per share. In August 2003, the Company redeemed 500 shares of the outstanding Series A Preferred stock for $73, which included accrued dividends of $23. During the first quarter of fiscal 2004, the Company redeemed the remaining 150 shares of Series A Preferred stock for $22, which included accrued dividends of $7.

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

Fiscal 2004 Recapitalization:

On September 30, 2004, the stockholders approved and the Company completed a recapitalization transaction with its Series B and Series A-1 Preferred stock stockholders. In connection with this transaction, the Company redeemed 98,114 shares of Series B Preferred stock for $26,436; converted the outstanding shares of Series A-1 Preferred stock into 11,848,740 shares of common stock; and converted the remaining 55,436 shares of Series B Preferred stock not redeemed into 11,761,495 shares of common stock. Upon completion of this transaction, all outstanding Series B and Series A-1 Preferred stock has either been redeemed or converted into common stock. Additionally, this transaction eliminated all Series A-1 Preferred stock, Series B Preferred stock and the related preferential dividends, including the elimination of all accrued and unpaid Series B dividends as of September 30, 2004. The liquidation preference rights held by all Series B Preferred stock stockholders were also eliminated. Prior to this transaction, the Series B Preferred stock stockholders, voting as a separate class, were entitled to elect a majority of the members of the Company’s board of directors. As part of the recapitalization, this voting provision was eliminated and the holders of the Series B Preferred stock were no longer contractually entitled to elect a majority of the members of the board of directors.

On September 30, 2004, the Company recorded a $19,770 loss on extinguishment of debt related to the elimination of all outstanding Series B Preferred stock and accrued dividends. The loss on extinguishment of debt consisted of the write-off of the remaining un-amortized capitalized Series B fees incurred in the fiscal 2002 recapitalization, which is described above, the accrual of the remaining portion of the contractually obligated three years of dividends for Series B Preferred stock, a conversion premium, the write-off of the remaining unamortized capitalized loan fees with Wells, the net value of the of the put/call option agreement described below, and fees and expenses associated with the fiscal 2004 recapitalization transaction. The loss on extinguishment of debt has been recorded in other (income) expenses in the accompanying consolidated statements of operations for the year ended September 30, 2004.

Also on September 30, 2004, the Company entered into a put/call option agreement with American Industrial Partners Capital Fund III, L.P. (“AIP”). This option agreement gives AIP the right to require the Company to repurchase, in whole or in part, up to a maximum of 7,000,000 shares of the Company’s common stock held by AIP (the “Put”) during the period commencing on September 30, 2006 and ending on September 30, 2007. The price for any shares the Company is required to repurchase upon exercise of the Put by AIP is the lesser of $1.00 per share or the average of the closing trading prices of the Company’s common stock for the 30 trading days immediately preceding the third business day before the notice of exercise of the Put is delivered by AIP. The Put may only be exercised by AIP one time. If the Company fails, for whatever reason, to pay the price of the Put for the shares required to be repurchased within 30 days after exercise of the Put by AIP, the Company is required to issue to AIP shares of the Company’s newly designated Series C Preferred stock. The number of shares of Series C Preferred stock to be issued to AIP will be determined by dividing the aggregate price of the shares of common stock held by AIP that the Company was required to repurchase upon exercise of the Put, but failed to do so, by $100. If shares of Series C Preferred stock are issued due to the exercise of the Put by AIP, these preferred shares will be senior to the Company’s common stock and any other class or series of stock. The Series C Preferred stock will accrue cumulative dividends on a daily basis at the rate of 15% per annum. In addition the Company will have redemption rights to be able to redeem all or any portion of the Series C Preferred stock at any time in minimum increments of 500 shares, at a price per share equal to $100 plus all accrued but unpaid dividends. Lastly, holders of the Series C Preferred stock will have a liquidation preference equal to $100 per share, plus accrued but unpaid dividends, in any liquidation of the Company. AIP also has the right to assign its rights to the Put to any person that holds at least 6,000,000 shares of the Company’s common stock prior to such assignment; however upon any such assignment, the right to the issuance of Series C Preferred stock upon failure of the Company to pay the price of the Put shall terminate. In addition, AIP may not assign the Put separately from the Call described below.

In exchange for the Put, under the option agreement, AIP granted the Company a right to elect to purchase from AIP (the “Call”) on October 31, 2007 all of the shares of the Company’s common stock then held by AIP, up to a maximum of 7,000,000 shares, at a price of $2.00 per share. In order to exercise the Call, the Company is required to deliver to AIP, not more than 30 nor fewer than ten days prior to the call date a written notice of its election to exercise the Call. The Company estimated the value of both the Put and Call under the option agreement, based in part on advice from a valuation firm. The valuation of the Put and Call as of September 30, 2004 resulted in a net liability of $333, which was recorded as part of the loss on extinguishment of debt discussed above and as a long-term liability in the accompanying consolidated balance sheets at September 30, 2004. The revaluation of the Put and Call as of September 30, 2005 resulted in a net liability of $10, and the change in value during fiscal 2005 has been recorded in other (income) expense.

Subsequent to September 30, 2005, AIP sold all of its shares of stock in the Company to three purchasers: (i) the Company; (ii) Dolphin Offshore Partners L.P., an affiliate of Dolphin Advisors (the “Dolphin Affiliate”); and (iii) an investment group arranged by Taglich Brothers, Inc. The Company repurchased 2,500,000 shares at $1.28 per share. The Dolphin Affiliate purchased 2,132,523 shares at $1.28 per share. The investment group arranged by Taglich Brothers, Inc. purchased 2,132,522 shares at $1.28 per share. Peter E. Salas, a member of the Board of Directors of the Company, manages Dolphin and Carlos P. Salas, also a member of the Board of Directors of the Company, is a member of Dolphin Advisors. In conjunction with these sales by AIP, the Put/Call Option Agreement was terminated and the parties were released from their obligations under this agreement.

Note 15.    Stock Options

The Company currently has two qualified stock option plans. The Restated 1993 Stock Option Plan (“the 1993 Plan”) reserves an aggregate of 4,500,000 shares of the Company’s common stock for the issuance of stock options which may be granted to employees, officers and directors of and consultants to the Company. Under the terms of the 1993 Plan, the Company may grant “incentive stock options” or “non-qualified options” at not less than the fair market value on the date of grant. Options granted under the 1993 Plan have a vesting schedule determined by the Compensation Committee of the Board of Directors and expire ten years after the date of grant. Effective May 15, 2003, the 1993 Plan was restated to incorporate various clarifying changes. These changes neither increase the number of shares available nor expand the category of individuals that may be included in the plan. At September 30, 2005 and 2004, the Company had 852,583 and 1,724,083 shares, respectively, available for future grants.

Stock option activity during the periods indicated under the 1993 Plan is as follows:

	Shares Available For Grant	Shares Subject To Options	Option Prices
Outstanding at September 30, 2002	1,775,280	2,654,220	$.66–3.63
Granted	(1,040,000)	1,040,000	.66
Canceled	1,343,970	(1,343,970)	.66–2.94

Outstanding at September 30, 2003	2,079,250	2,350,250	.66–3.63
Granted	(961,667)	961,667	.77–.78
Canceled	606,500	(606,500)	.66–2.94

Outstanding at September 30, 2004	1,724,083	2,705,417	.66–3.63
Granted	(1,000,000)	1,000,000	1.00
Exercised	—	(23,000)	.66–.77
Canceled	128,500	(128,500)	.66–3.63

Outstanding at September 30, 2005	852,583	3,553,917	$.66–2.88

The non-employee Director Plan (the “1995 Plan”) reserves an aggregate of 400,000 shares of the Company’s common stock for the issuance of stock options which may be granted to non-employee directors of the Company. Under this plan the non-employee directors are each automatically granted 10,000 options at a price equal to the market value on the date of grant which is the date of the annual stockholders’ meeting each year, exercisable for 10 years after the date of the grant. Directors who are affiliated with American Industrial Partners are not eligible to participate in this plan at this time. These options are exercisable as to 25% of the shares thereby on the date of grant and as to an additional 25%, cumulatively on the first, second and third anniversaries of the date of grant. At September 30, 2005 and 2004 there were 220,000 and 240,000 shares, respectively, available for grant under the 1995 Plan.

Stock option activity during the periods indicated under the 1995 Plan is as follows:

	Shares Available For Grant	Shares Subject To Options	Option Prices
Outstanding at September 30, 2002	100,000	300,000	$.66–3.66
Granted	(30,000)	30,000	.66
Canceled	200,000	(200,000)	.66–3.66

Outstanding at September 30, 2003	270,000	130,000	.66–3.00
Granted	(30,000)	30,000	.75

Outstanding at September 30, 2004	240,000	160,000	.66–3.00
Granted	(30,000)	30,000	1.20
Canceled	10,000	(10,000)	3.00

Outstanding at September 30, 2005	220,000	180,000	$.66–2.69

The following table summarizes information about stock options under both plans outstanding at September 30, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at September 30, 2005	Weighted Average Remaining Contractual Life — Years	Weighted Average Exercise Price	Number Exercisable at September 30, 2005	Weighted Average Exercise Price
$.66–. 78	2,356,667	7.9	$.70	1,060,833	$.70
1.00–1.94	1,094,300	8.6	1.06	71,800	1.06
2.13–2.88	282,950	2.6	2.49	282,950	2.49
$.66–2.88	3,733,917	7.7	$.94	1,415,583	$.94

At September 30, 2004 and 2003, 1,009,750 and 989,905 options, respectively, were exercisable at weighted average exercise prices of $.96 and $1.09 per share, respectively.

Note 16.    Dispositions

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

Note 17.    Discontinued Operations

NESC:

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

Kenco:

During the second quarter of fiscal 2003, the Company settled a lease obligation of its previously discontinued Kenco Williams business. A gain of $120 resulted from this settlement, which has been recorded in discontinued operations for the year ended September 30, 2003 on the accompanying consolidated statements of operations.

Note 18.    Related Parties

On September 30, 2004, the Company entered into an Amended and Restated Management Services Agreement (the “Agreement”) with American Industrial Partners (“AIP Advisor”) and Dolphin Advisors, LLC (“Dolphin Advisors”). AIP Advisor is an affiliate of AIP, and Dolphin Advisor is an affiliate of Dolphin Offshore Partners, L.P. and Dolphin Direct Equity Partners, L.P. (together, “Dolphin”). Prior to the fiscal 2004 recapitalization transaction discussed in Note 14, Dolphin held approximately 13% of the outstanding shares of the Series B Preferred Stock and 16.4% of the outstanding shares of Series A-1 Preferred Stock. The restated management services agreement amends and restates the previously existing Management Services Agreement, dated July 1, 2002, between the Company and AIP Advisor.

Under the restated management services agreement, each of AIP Advisor and Dolphin Advisors will provide advisory and management services to the Company and its subsidiaries. In consideration of the services to be provided by AIP Advisor and Dolphin Advisors, the Company is required to pay each of AIP and Dolphin an annual management fee, payable in quarterly installments commencing January 1, 2005, equal to $80 payable to AIP Advisor and $120 payable to Dolphin Advisors. The Company’s obligation to pay the annual fee to AIP Advisor or Dolphin Advisor will terminate automatically as of August 1, 2007. If AIP exercises the Put, as discussed in Note 14, the restated management services agreement, including the obligation to pay the annual fee to AIP Advisor, will remain with respect to AIP Advisor until the Company has satisfied its obligations to AIP under the Put. Under the previously existing Management Services Agreement, the Company paid an annual management fee of $400 in both fiscal 2004 and 2003, which was recorded in administration expenses in the accompanying consolidated statements of operations. Subsequent to September 30, 2005, AIP, which is an affiliate of AIP Advisor, sold all of its shares of stock in the Company. In conjunction with this sale, the obligation under the agreement to pay the management fee to AIP Advisor terminated as of October 1, 2005. Additionally, subsequent to year-end, the Agreement with respect to Dolphin Advisors was amended to reduce the annual management fee to $60 and to extend the Agreement one year to August 1, 2008.

In June 2005, the Company issued 76,336 shares of restricted common stock to its President and Chief Executive Officer, Patrick W. Cavanagh, at $1.31 per share. As part of Mr. Cavanagh’s employment agreement effective October 1, 2004, he was entitled to a one-time signing bonus payable in May 2005, of which $100 would be payable in shares of common stock of the Company, valued at the average trading price for the preceding 30 days and $100 would be payable in cash. Additionally, this agreement grants the Company the option to pay up to 7% of Mr. Cavanagh’s annual base salary in shares of common stock of the Company. In June 2005, the Company elected to pay 7% of Mr. Cavanagh’s fiscal 2005 salary in common stock of the Company and issued 12,824 shares of restricted common stock to Mr. Cavanagh at $1.31 per share.

In March 2004, the Company issued 216,667 shares of restricted common stock to certain employees at $0.75 per share, which approximated the market value price at the date of the transaction. In addition, the Company issued stock options to each employee that purchased common stock. The total options granted were 866,667, which vest over a five year period from the date of grant.

In fiscal 2003, the Company issued 196,970 shares of common stock to certain directors of the Company for payment of services performed by the directors.

During the fourth quarter of fiscal 2003, the Company issued 3,550 shares of Series B Preferred Stock for $355. These shares were issued to three of the Company’s officers and one employee of AIP. All of these shares of Series B Preferred Stock were converted into common shares as part of the fiscal 2004 recapitalization as discussed in Note 14. Additionally, in August 2003, the Company redeemed 500 shares from Company officers of the outstanding Series A Preferred Stock for $73, which included accrued dividends of $23.

Note 19.    Business Segment Information

The Company accounts for its segments in accordance with SFAS No.131 “Disclosures about Segments of an Enterprise and Related Information.” During the years ended September 30, 2005, 2004 and 2003, the Company operated in one segment: vehicle components.

During fiscal 2003, the Company recorded a $100 gain from the release of escrow funds related to the sale of GeoFocus, the Company’s previously owned global positioning system business and part of the electrical components segment. The gain has been recorded in other (income) expense on the accompanying consolidated statements of operations for year ended September 30, 2003.

For geographic information, revenues are allocated between the United States and International, depending on whether the shipments are to customers within the United States or located outside the United States. Long-lived assets outside the United States were immaterial for all periods presented. Revenues for each geographic location are as follows:

Year ended September 30,	2005	2004	2003
Canada	$6,335	$5,998	$5,387
Sweden/Belgium	9,019	7,007	6,009
Mexico	2,710	1,761	1,211
Korea	1,714	1,585	1,277
Other	3,991	2,714	1,975

Net sales — export	23,769	19,065	15,859
United States	43,647	38,985	35,443

	$67,416	$58,050	$51,302

Note 20.    Employment Agreements

In January 2003, the Company entered into employment agreements with its two current executive vice presidents. Each contract is for a term of four years beginning October 1, 2002 and specifies an initial base salary per year, plus bonus based on parameters established by the board of directors. The agreements also provide for a one-year severance payment under certain circumstances in the event the Company terminates the agreements prior to the end of the contract period.

On October 1, 2004, the Company entered into an employment agreement with Patrick W. Cavanagh for the position of President and Chief Executive Officer. The contract specifies an initial base salary per year, bonus parameters established by the board of directors, relocation assistance and stock options grants to be made in fiscal 2005. The agreement also provides for severance payments under certain circumstances in the event the Company terminates the agreement prior to the end of the contract period.

Note 21.    Quarterly Data (unaudited)

The following table summarizes the Company’s quarterly financial data for the past two fiscal years ended September 30, 2005.

2005	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Annual
Continuing operations:
Net sales	$15,169	$17,567	$17,192	$17,488	$67,416
Cost of sales	10,048	11,505	11,348	11,502	44,403
Gross profit	$5,121	$6,062	$5,844	$5,986	$23,013

Operating expenses	$2,329	$2,691	$2,796	$2,455	$10,271

Net income	$1,714	$1,775	$1,610	$2,396	$7,495
Earnings per common share
Basic	$0.04	$0.04	$0.03	$0.05	$0.16
Diluted	$0.04	$0.04	$0.03	$0.05	$0.16

2004	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (1)	Annual
Continuing operations:
Net sales	$12,538	$14,477	$15,127	$15,908	$58,050
Cost of sales	8,696	10,016	10,098	10,424	39,234
Gross profit	$3,842	$4,461	$5,029	$5,484	$18,816
Operating expenses	$1,763	$2,353	$2,383	$2,599	$9,098
(Gain) loss from discontinued operations	$164	$84	$41	$(111)	$178
Loss on extinguishment of Series B Preferred Stock	$—	$—	$—	$19,770	$19,770
Net income (loss)	$1,090	$1,162	$1,472	$(7,782)	$(4,058)
Earnings (loss) per common share
Basic	$0.03	$0.04	$0.04	$(0.33)	$(0.19)
Diluted	$0.03	$0.04	$0.04	$(0.33)	$(0.19)

(1)	In the fourth quarter of fiscal 2004, the Company recorded a $19,770 loss on extinguishment of debt (see Note 14). The Company also recorded an income tax benefit of $9,265 primarily related to the reversal of the valuation allowance on its deferred tax assets as of September 30, 2004 (see Note 11).

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our “disclosure controls and procedures” as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Controls Over Financial Reporting

There has been no change in the Company’s internal controls over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.    OTHER INFORMATION

Not applicable.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to our directors and executive officers is incorporated herein by reference to the sections entitled “Election of Directors” and “Management” in our proxy statement for our 2005 annual meeting of stockholders (the “2005 Proxy Statement”) to be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year ended September 30, 2005.

ITEM 11.    EXECUTIVE COMPENSATION

The section of our 2005 Proxy Statement entitled “Executive Compensation” is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The section of our 2005 Proxy Statement entitled “Securities Ownership of Certain Beneficial Owners and Management” is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The section of our 2005 Proxy Statement entitled “Certain Relationships and Related Party Transactions” is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The section of our 2005 Proxy Statement entitled “Independent Registered Public Accounting Firm” is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

(1)	Financial Statements — See “Index to Financial Statements” at Item 8 on page 24 of this Annual Report on Form 10-K.

(2)	Financial Statement Schedules — All financial statement schedules are omitted either because they are not required, not applicable or the required information is included in the financial statements or notes thereto.

(3)	Exhibits — See “Exhibit Index” beginning on page 59.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLIAMS CONTROLS, INC.

Date: December 7, 2005	By	/ s / PATRICK W. CAVANAGH Patrick W. Cavanagh, Director, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: December 7, 2005	By	/ s / R. EUGENE GOODSON R. Eugene Goodson, Chairman of the Board
Date: December 7, 2005	By	/ s / PATRICK W. CAVANAGH Patrick W. Cavanagh, Director, President and Chief Executive Officer
Date: December 7, 2005	By	/ s / DENNIS E. BUNDAY Dennis E. Bunday, Executive Vice President, Chief Financial Officer and Principal Accounting Officer
Date: December 7, 2005	By	/ s / H. SAMUEL GREENAWALT H. Samuel Greenawalt, Director
Date: December 7, 2005	By	/ s / DOUGLAS E. HAILEY Douglas E. Hailey, Director
Date: December 7, 2005	By	/ s / CARLOS P. SALAS Carlos P. Salas, Director
Date: December 7, 2005	By	/ s / PETER E. SALAS Peter E. Salas, Director
Date: December 7, 2005	By	/ s / DONN J. VIOLA Donn J. Viola, Director

Williams Controls, Inc.
Exhibit Index

Exhibit Number	Description
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
4.01
Specimen Unit Certificate (including Specimen Certificate for shares of Common Stock and Specimen Certificate for the Warrants). (Incorporated by reference to Exhibits 1.1 and 1.2 to the Registrant’s Registration Statement on Form 8-A, Commission File No. 0-18083, filed with the Commission on November 1, 1989)

4.02
Certificate to Provide for the Designation, Preferences, Rights, Qualifications, Limitations or Restrictions Thereof, of the Series A Preferred Stock, 7-1/2% Redeemable Convertible Series (Incorporated by reference to Exhibit 3.1 to the Registrant’s quarterly report on form 10-Q for the quarter ended March 31, 1998)

4.03
Certificate to Provide for the Designation, Preferences, Rights, Qualifications, Limitations or Restrictions Thereof, of the Series A-1 Preferred Stock, Non-Redeemable Convertible Series. (Incorporated by reference to Exhibit 3.3 to the Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2002)

4.04
Certificate to Provide for the Designation, Preferences, Rights, Qualifications, Limitations or Restrictions Thereof, of the Series B Preferred Stock, 15% Redeemable Convertible Series (Incorporated by reference to Exhibit (d)(v) to the Schedule TO-I/A filed on July 5, 2002).

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

10.01(a)	Form of Indemnification Agreement for H. Samuel Greenawalt. (Incorporated by reference to Exhibit 10.1(c) to the Registrant’s annual report on Form 10-K for the fiscal year ended September 30, 1993)
10.01(b)	Form of Indemnification Agreement for Douglas E. Hailey (Incorporated by reference to Exhibit 10.1(a) to the Registrant’s quarterly report on Form 10-Q for the quarter ended December 31, 2001)
10.02	The Company’s 1995 Stock Option Plan for Non-Employee Directors. (Incorporated by reference to Exhibit 10.3 to the Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 1995)

Exhibit Number	Description
10.03	The Registrant’s 1993 Stock Option Plan as amended to date. (Incorporated by reference to Exhibit 10.4(b) to the Registrant’s annual report on Form 10-k for the fiscal year ended September 30, 1998)
10.05
Management Services Agreement, dated as of July 1, 2002, by and among American Industrial Partners, a Delaware general partnership, and the Company (Incorporated by reference to Exhibit (d)(ix) to the Schedule TO-I/A filed on July 5, 2002).

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
Preferability Letter of Independent Registered Public Accounting Firm related to the change in the measurement date for Williams pension plans from September 30 to August 31 (Incorporated by reference to Exhibit 18 to the Registrant’s annual report on Form 10-K for the fiscal year ended September 30, 2004)

21.01	Schedule of Subsidiaries (Filed Herewith)
23.01	Consent of KPMG LLP, Independent Registered Public Accounting Firm (Filed herewith)
31.01	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) (Filed herewith)
31.02	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) (Filed herewith)
32.01	Certification of Patrick W. Cavanagh Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.02	Certification of Dennis E. Bunday Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002