Form 10-Q
period 2005-12-31
WILLIAMS CONTROLS INC
filed 2006-02-13
CIK 854860

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2005

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

Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes ☐ No ☒

The number of shares outstanding of the registrant's common stock at January 31, 2006: 44,295,914

Williams Controls, Inc.

December 31, 2005

Part I

Item 1. Financial Statements

Williams Controls, Inc.

Condensed Consolidated Balance Sheets

(Dollars in thousands, except share and per share information)

(Unaudited)

	December 31, 2005	September 30, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$1,638	$5,052
Trade accounts receivable, less allowance of $48 and $40 at December 31, 2005 and September 30 2005, respectively	8,229	8,896
Other accounts receivable	612	579
Inventories	5,426	4,433
Deferred income taxes	1,868	1,868
Prepaid expenses and other current assets	807	308
Total current assets	18,580	21,136

Property, plant and equipment, net	7,686	7,455
Deferred income taxes	2,760	3,520
Other assets, net	1,363	1,394
Total assets	$30,389	$33,505

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$5,823	$5,449
Accrued expenses	4,085	5,225
Current portion of employee benefit obligations	1,667	1,439
Current portion of long-term debt and capital lease obligations	4,936	5,503
Total current liabilities	16,511	17,616

Long-term Liabilities:
Long-term debt and capital lease obligations	7,829	8,126
Employee benefit obligations	6,724	6,934
Other long-term liabilities	242	248

Commitments and contingencies

Stockholders’ Equity (Deficit):
Preferred Stock ($.01 par value, 50,000,000 authorized) Series C (0 issued and outstanding at December 31, 2005 and September 30, 2005)	-	-
Common stock ($.01 par value, 75,000,000 authorized; 44,293,914 and 46,741,571 issued and outstanding at December 31, 2005 and September 30, 2005, respectively)	442	467
Additional paid-in capital	33,092	36,093
Accumulated deficit	(28,436)	(29,963)
Treasury stock (130,200 shares at December 31, 2005 and September 30, 2005)	(377)	(377)
Accumulated other comprehensive loss	(5,638)	(5,639)
Total stockholders’ equity (deficit)	(917)	581
Total liabilities and stockholders’ equity (deficit)	$30,389	$33,505

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

Williams Controls, Inc.

Condensed Consolidated Statements of Operations

(Dollars in thousands, except share and per share information)

(Unaudited)

	Three Month Period Ended December 31,
	2005	2004
Net sales	$16,132	$15,169
Cost of sales	10,804	10,048
Gross profit	5,328	5,121
Operating expenses:
Research and development	848	730
Selling	448	316
Administration	1,345	1,283
Total operating expenses	2,641	2,329
Operating income	2,687	2,792
Other (income) expenses:
Interest income	(27)	-
Interest expense	318	462
Gain on put/call option agreement	-	(355)
Other income, net	(8)	(18)
Total other expenses	283	89
Income before income taxes	2,404	2,703
Income tax expense	877	989
Net income	$1,527	$1,714
Net income per common share – basic	$0.03	$0.04
Weighted average shares used in per share calculation – basic	44,742,646	46,629,411
Net income per common share – diluted	$0.03	$0.04
Weighted average shares used in per share calculation – diluted	45,574,040	47,338,915

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

Williams Controls, Inc.

Condensed Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Three Month Period Ended December 31,
	2005	2004
Cash flows from operating activities:
Net income	$1,527	$1,714
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	296	228
Deferred income taxes	760	947
Gain on put/call option agreement	-	(355)
Stock based compensation	104	-
Changes in operating assets and liabilities
Receivables, net	634	1,075
Inventories	(993)	275
Accounts payable and accrued expenses	(706)	(841)
Other	(490)	(111)
Net cash provided by operating activities	1,132	2,932
Cash flows from investing activities:
Purchases of property, plant and equipment	(493)	(846)
Net cash used in investing activities	(493)	(846)
Cash flows from financing activities:
Net payments of debt and capital lease obligations	(864)	(573)
Repurchase of common stock	(3,200)	-
Net proceeds from exercise of stock options	11	-
Net cash used in financing activities	(4,053)	(573)
Net increase in cash and cash equivalents	(3,414)	1,513
Cash and cash equivalents at beginning of period	5,052	2,482
Cash and cash equivalents at end of period	$1,638	$3,995
Supplemental disclosure of cash flow information:
Interest paid	$277	$288
Income taxes paid	$2	$1

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

Williams Controls, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Three Month periods ended December 31, 2005 and 2004

(Dollars in thousands, except share and per share amounts)

(Unaudited)

Note 1. Organization

Williams Controls, Inc., including its wholly-owned subsidiaries as follows, are hereinafter referred to as the “Company,” “Registrant,” “we,” “our,” or “us”:

Active Subsidiaries – Williams Controls Industries, Inc. (“Williams”); Williams (Suzhou) Controls Co. Ltd. (“Williams Controls Asia”); and Williams Controls Europe GmbH (“Williams Controls Europe”).

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

Note 2. Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared by the Company and, in the opinion of management, reflect all material normal recurring adjustments necessary to present fairly the Company’s financial position as of December 31, 2005 and the results of operations and cash flows for the three month periods ended December 31, 2005 and 2004. The results of operations for the three month period ended December 31, 2005 are not necessarily indicative of the results to be expected for the entire fiscal year.

Certain information and footnote disclosures made in the last Annual Report on Form 10-K have been condensed or omitted for the interim consolidated statements. Certain costs are estimated for the full year and allocated to interim periods based on activity associated with the interim period. Accordingly, such costs are subject to year-end adjustment. It is Management’s opinion that, when the interim consolidated statements are read in conjunction with the September 30, 2005 annual report on Form 10-K, the disclosures are adequate to make the information presented not misleading. The interim consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions, based upon all known facts and circumstances, that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported periods. Management makes these estimates using the best information available at the time the estimates are made; however, actual results could differ materially from these estimates. Estimates are used in accounting for, among other things, pension and post-retirement benefits, product warranty, excess and obsolete inventory, allowance for doubtful accounts, useful lives for depreciation and amortization, future cash flows associated with impairment of long-lived assets, deferred tax assets, stock options and commitments and contingencies.

Note 3. Accounting for stock based compensation

In the first quarter of fiscal 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share Based Payment”, which revises SFAS No. 123, “Accounting for Stock-Based Compensation.” Prior to fiscal year 2006, the Company accounted for its stock-based compensation plans using the intrinsic value-based method under Accounting Principles Board Opinion No. 25 (APB 25). No compensation expense was recorded for stock options granted to employees prior to October 1, 2005 under the intrinsic value method.

SFAS No. 123R applies to new awards and to awards modified, repurchased, or cancelled after the required effective date, as well as to the unvested portion of awards outstanding as of the required effective date. The effective date for the Company was October 1, 2005. The Company uses the Black-Scholes option pricing model to value its stock option grants under SFAS No. 123R, applying the “modified prospective method” for existing grants which requires the Company to value stock options prior to its adoption of SFAS No 123R under the fair value method and expense the unvested portion over the remaining vesting period. Stock-based compensation expense is recognized on a straight-line basis over the requisite service period, which equals the vesting period. Under SFAS No 123R, the Company is also required to estimate forfeitures in calculating the expense related to stock-based compensation. In addition, SFAS No. 123R requires the Company to reflect the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash inflow upon adoption.

The Company currently has two qualified stock option plans. The Restated 1993 Stock Option Plan (“the 1993 Plan”) reserves an aggregate of 4,500,000 shares of the Company’s common stock for the issuance of stock options which may be granted to employees, officers and directors of and consultants to the Company. Under the terms of the 1993 Plan, the Company may grant “incentive stock options” or “non-qualified options” at not less than the fair market value on the date of grant. Options granted under the 1993 Plan have a vesting schedule, which is typically five years, determined by the Compensation Committee of the Board of Directors and expire ten years after the date of grant. Effective May 15, 2003, the 1993 Plan was restated to incorporate various clarifying changes. These changes neither increase the number of shares available nor expand the category of individuals that may be included in the plan. The non-employee Director Plan (the “1995 Plan”) reserves an aggregate of 400,000 shares of the Company’s common stock for the issuance of stock options which may be granted to non-employee directors of the Company. Under this plan the non-employee directors are each automatically granted 10,000 options at a price equal to the market value on the date of grant which is the date of the annual stockholders’ meeting each year, exercisable for 10 years after the date of the grant. These options are exercisable as to 25% of the shares thereby on the date of grant and as to an additional 25%, cumulatively on the first, second and third anniversaries of the date of grant.

As of December 31, 2005, there was $1,278 of total unrecognized compensation costs related to nonvested stock options. That cost is expected to be recognized over a weighted average period of 3.6 years. For the three month period ended December 31, 2005, the Company’s total stock-based compensation expense was $104 ($92 net of tax). Stock-based compensation expense was recorded in cost of sales and operating expenses in the amounts of $11 and $93, respectively, in the accompanying 2005 consolidated statement of operations.

The Company has evaluated assumptions it has historically used in the Black-Scholes option pricing model for determining the fair value of options granted in light of guidance provided in SFAS No. 123R and Staff Accounting Bulletin No. 107 (“SAB 107”), and has determined that following that guidance would result in refinement of assumptions it has historically used for determining the SFAS No. 123 pro-forma net income disclosures. Under that guidance, the Company has refined its estimates of the expected volatility of its share price to 87% for the three month period ended December 31, 2004, as compared to the 97% used in the Black-Scholes model, and the Company refined its estimates of the expected lives of options granted to 6.5 years as compared to the 7.0 years used in the Black-Scholes model. The Company has calculated the effect of using these refined assumptions and has included these refined assumptions in the computations below. As a result of these refined assumptions, total stock-based employee compensation expense determined under the fair value based method, net of tax, changed from $98 to $89.

The following table illustrates the effect on net income and earnings per share for the three month period ended December 31, 2004 as if the Company’s stock-based compensation had been determined based on the fair value at the grant dates for awards made prior to fiscal 2006.

Three Month Period Ended December 31,
2004
Net income, as reported	$1,714
Add: Stock-based employee compensation expense included in reported net income, net of tax	-

Deduct: Total stock-based employee compensation expense determined under fair value based method, net of tax	89

Pro forma net income	$1,625

Earnings per share:
Basic – as reported	$0.04
Basic – pro forma	$0.03
Diluted – as reported	$0.04
Diluted – pro forma	$0.03

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants issued during the three month periods ended December 31, 2005 and 2004.

	Three Month Period Ended December 31,
	2005	2004
Risk-free interest rate	4.56%	3.85%
Expected dividend yield	0%	0%
Expected term	6.4 years	6.5 years
Expected volatility	87%	87%

The expected term of options granted represents the weighted average period the stock options are expected to remain outstanding and is calculated using the simplified method under SAB 107, which expresses the view of the SEC Staff regarding interaction between SFAS No. 123R and certain SEC rules and regulations and provides the Staff’s views regarding the valuation of share-based payment arrangements for public companies. Expected volatilities are based on the historical volatility of the Company’s common stock.

The following table summarizes stock options outstanding as of December 31, 2005 as well as activity during the three month period then ended.

	Shares	Weighted Average Exercise Price

Outstanding at September 30, 2005	3,733,917	$0.94
Granted	256,000	1.36
Exercised	(15,000)	0.73
Forfeited	(27,200)	1.56
Outstanding at December 31, 2005	3,947,717	0.97

Exercisable at December 31, 2005	1,591,383	$1.08

At December 31, 2005, the weighted average remaining contractual term of options outstanding and options exercisable was 7.6 years and 6.5 years, respectively.

The aggregate intrinsic value of options outstanding and options exercisable at December 31, 2005 was $3,418 and $1,316, respectively (the intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option). The weighted average grant date fair value of stock options granted during the three month periods ended December 31, 2005 and 2004 was $1.26 and $0.72 per share, respectively. The intrinsic value of all stock options exercised during the three month period ended December 31, 2005 was $18. No options were exercised during the three month period ended December 31, 2004.

Note 4. Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income," requires companies to report a measure of all changes in equity except those resulting from investments by owners and distributions to owners. Total comprehensive income for the three month periods ended December 31, 2005 and 2004 was $1,528 and $1,714, respectively, and consisted of net income and foreign currency translation adjustments. As of December 31, 2005, accumulated other comprehensive loss was $5,638 and consisted of accumulated benefit obligations in excess of the plan assets for both the Hourly Employees pension plan and the Salaried Employees pension plan and the effect of foreign currency translation adjustments.

Note 5. Earnings Per Share

Basic earnings per share ("EPS") and diluted EPS are computed using the methods prescribed by SFAS No. 128, "Earnings Per Share". Basic EPS is based on the weighted-average number of common shares outstanding during the period. Diluted EPS is based on the weighted-average number of common shares outstanding and the dilutive impact of common equivalent shares outstanding.

Following is a reconciliation of basic EPS and diluted EPS:

	Three Month Period Ended December 31, 2005			Three Month Period Ended December 31, 2004
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount

Basic EPS –	$1,527	44,742,646	$0.03	$1,714	46,629,411	$0.04

Effect of dilutive securities –
Stock options	-	831,394		-	709,504
Diluted EPS –	$1,527	45,574,040	$0.03	$1,714	47,338,915	$0.04

For the three month period ended December 31, 2005, the Company had options covering 333,050 shares that were not considered in the dilutive EPS calculation since they would have been antidilutive. For the three month period ended December 31, 2004, the Company had options and warrants covering 1,471,150 shares not considered in the dilutive EPS calculation since they would have been antidilutive.

Note 6. Inventories

Inventories consist of the following:

	December 31, 2005	September 30, 2005
Raw materials	$4,599	$3,487
Work in process	228	237
Finished goods	599	709
	$5,426	$4,433

Note 7. Patent License Agreements

During fiscal 2003 the Company obtained a license agreement for use of an adjustable pedal design for its product lines. The Company made and capitalized an initial payment of $125 in fiscal 2003, and a $75 payment in the first quarter of fiscal 2005. The Company will also make royalty payments based on the number of units it sells. The Company has not sold any adjustable pedal units as of December 31, 2005, and consequently, has not begun amortizing the initial payments. The Company has focused additional resources in the adjustable pedal market and plans to begin selling these products in mid-fiscal 2006. The agreement is for a period of three years and is renewed annually if certain sales thresholds are met.

Additionally, as part of the sale of the Company’s passenger car and light truck product lines to Teleflex Incorporated on September 30, 2003, the Company obtained the right to use certain of Teleflex’s adjustable pedal patents in exchange for Teleflex receiving licenses for certain of the Company’s patents.

In fiscal 2005, the Company entered into an agreement to license non-contacting Hall effect sensor technology. The Company intends to use this license to internally produce non-contacting sensors for use in its electronic throttle controls. The initial licensing fee of $140 was paid and capitalized during the second quarter of fiscal 2005. In addition, the Company will make royalty payments based on the number of units sold, which includes minimum yearly royalties beginning in year three of this agreement. The Company capitalized as part of the license fee $229, which is equal to the present value of the minimum royalty payment obligation. The Company will amortize the capitalized license fee once the Company begins selling units. This agreement is for a period of ten years and is renewed annually based on written mutual agreement. This agreement may be terminated by the licensor after four years if certain sales thresholds are not met.

Note 8. Settlement of accounts payable

Included in the accompanying consolidated balance sheet is approximately $1,312 of old accounts payable related to closed insolvent subsidiaries of the Company. In accordance with SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, a debtor can only relieve itself of a liability if it has been extinguished. Accordingly, a liability is considered extinguished if (a) the debtor pays the creditor and is relieved of its obligation for the liability or (b) the debtor is legally released from being the primary obligor under the liability, either judicially or by the creditor. During the first quarter of fiscal 2006 and 2005, the Company was judicially released from and reversed $14 and $9, respectively, of old accounts payable related to closed insolvent subsidiaries of the Company resulting in a gain, which has been recorded in other (income) expense in the accompanying consolidated statements of operations. The Company expects to reverse amounts in future periods based on the recognition of the liabilities being judicially released in accordance with SFAS No. 140 of $547 remaining in fiscal 2006; $731 in fiscal 2007; and $34 in fiscal 2010.

Note 9. Debt

As part of the recapitalization transaction completed on September 30, 2004, the Company entered into a new five-year senior secured loan and revolving credit facility with Merrill Lynch, which replaced the Company's prior loan facility with Wells Fargo Business Credit. The Merrill Lynch facility initially provided $25,000, consisting of an $8,000 revolving loan facility and a $17,000 term loan. The loans are secured by substantially all the assets of the Company. Borrowings under the revolving loan facility are subject to a borrowing base equal to 85% of eligible accounts receivables and 60% of eligible inventories. Interest rates under the new agreement are based on the election of the Company of either a LIBOR rate or Prime rate. Under the LIBOR rate option, the revolving loan facility will bear interest at the LIBOR rate plus 3.75% per annum and borrowings under the term loan facility will bear interest at the LIBOR rate plus 4.25%. Under the Prime rate option, the revolving loan facility will bear interest at the Prime rate plus 2.75% per annum and the term loan facility will bear interest at the Prime rate plus 3.25%. Fees under the loan agreement include an unused line fee of .50% per annum on the unused portion of the revolving credit facility.

The Company is required to repay the term loan in equal quarterly scheduled payments of $850. The Company is entitled to prepay the term loan, in whole or in part, in minimum amounts without penalty. Mandatory prepayments of the loans under the term loan are required in amounts equal to 75% of the Company’s excess cash flow, as defined in the agreement, for each fiscal year and 100% of (i) the insurance or condemnation proceeds received in connection with a casualty event, condemnation or other loss, less any proceeds reinvested by the Company up to $500 per fiscal year; (ii) the net proceeds from issuance of equity or debt securities and (iii) the net cash proceeds of asset sales or other dispositions subject to customary exceptions. The revolving loan facility expires on September 29, 2009, at which time all outstanding amounts under the revolving loan facility are due and payable. The Company is subject to certain quarterly and annual financial covenants. At December 31, 2005 the Company was in compliance with its debt covenants. During the first quarter of fiscal 2006, the Company repurchased $3,200 of its common stock from one investor as discussed in Note 12. The Company obtained a required consent from Merrill Lynch to purchase the common stock and to include the repurchase payment in the calculation of excess cash flow for the year ended September 30, 2005. During the second quarter of fiscal 2006, the Company paid $2,074 related to the excess cash flow requirement. Following payment of the excess cash flow requirement in the second quarter of fiscal 2006, the Company’s required quarterly scheduled payments were reduced from $850 to $712.

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

The Company had available under its revolving credit facility $8,000 at December 31, 2005 and September 30, 2005.

The Company’s long-term debt and capital lease obligations consist of the following:

	December 31, 2005	September 30, 2005
Revolving credit facility due September 29, 2009, bearing interest at a variable rate.	$-	$-

Term loan due September 29, 2009, balance bearing interest at a variable rate, (9.20% at December 31, 2005) payable in quarterly installments of $712.	12,750	13,600

Capital leases	15	29
	12,765	13,629

Less current portion	4,936	5,503
	$7,829	$8,126

Note 10. Product Warranties

The Company establishes a product warranty liability based on a percentage of product sales. The liability is based on historical return rates of products and amounts for significant and specific warranty issues, and is included in accrued expenses in the accompanying consolidated balance sheets. Warranty is limited to a specified time period, mileage or hours of use, and varies by product, application and customer. The Company has recorded a liability, which in the opinion of management is adequate to cover such warranty costs. Following is a reconciliation of the changes in the Company’s warranty liability for the three month periods ended December 31, 2005 and 2004:

	Three Month Period Ended December 31, 2005		Three Month Period Ended December 31, 2004
Balance at September 30, 2005	$1,656	Balance at September 30, 2004	$1,393
Payments	(179)	Payments	(164)
Additional accruals	334	Additional accruals	304
Balance at December 31, 2005	$1,811	Balance at December 31, 2004	$1,533

Included in the warranty liability at December 31, 2005 are warranty liabilities associated with our former passenger car and light truck product lines, which were sold on September 30, 2003. The Company recorded a $400 warranty liability during 2003 related to products sold from our passenger car and light truck product lines in fiscal 2003. The Company’s obligation for products sold by these product lines relates only to products sold prior to September 30, 2003.

Note 11. Pension Plans and Post-Retirement Benefits

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

Components of Net Periodic Benefit Cost:
	Salaried Employees Plan		Hourly Employees Plan
	Three Month Period Ended December 31,		Three Month Period Ended December 31,
	2005	2004	2005	2004
Service cost	$-	$-	$36	$37
Interest cost	69	69	103	109
Expected return on plan assets	(63)	(51)	(93)	(65)
Amortization of prior service cost	-	-	13	14
Amortization of loss	29	25	86	92
Net periodic benefit cost	$35	$43	$145	$187

The Company expects total contributions to its pension plans in fiscal 2006 to be $1,439. As of December 31, 2005, the Company has made contributions of $144.

The Company also provides health care and life insurance benefits for certain of its retired employees. These benefits are subject to deductibles, co-payment provisions and other limitations. Disclosures regarding the components of net periodic benefit cost and contributions of the Company’s post-retirement plan are required for interim financial statements and are included below. The Company did not make any contributions to the post-retirement plan for the quarters ended December 31, 2005 and 2004.

Components of Net Periodic Benefit Cost:
	Post-Retirement Plan
	Three Month Periods Ended December 31,
	2005	2004
Service cost	$1	$2
Interest cost	50	65
Amortization	(7)	6
Net periodic benefit cost	$44	$73

Note 12. Related Parties

As part of the 2004 recapitalization transaction, the Company entered into a put/call option agreement with American Industrial Partners Capital Fund III, L.P. (“AIP”). The put option agreement gave AIP the right to require the Company to repurchase, in whole or in part, up to a maximum of 7,000,000 shares of the Company’s common stock held by AIP (the “Put”) during the period commencing on September 30, 2006 and ending on September 30, 2007 at the lesser of $1.00 per share or the average of the closing trading prices of the Company’s common stock for the 30 trading days immediately preceding the third business day before the notice of exercise of the Put is delivered by AIP. The call option granted the Company a right to elect to purchase from AIP on October 31, 2007 all of the shares of the Company’s common stock then held by AIP, up to a maximum of 7,000,000 shares, at a price of $2.00 per share.

During the first quarter of fiscal 2006, AIP sold all of its shares of stock in the Company to three purchasers: (i) the Company; (ii) Dolphin Offshore Partners L.P. (“Dolphin”), an affiliate of Dolphin Advisors, LLC (“Dolphin Advisors”); and (iii) an investment group arranged by Taglich Brothers, Inc. The Company repurchased 2,500,000 shares at $1.28 per share. Dolphin purchased 2,132,523 shares at $1.28 per share. The investment group arranged by Taglich Brothers, Inc. purchased 2,132,522 shares also at $1.28 per share. Peter E. Salas, a member of the Board of Directors of the Company, manages Dolphin and Carlos P. Salas, also a member of the Board of Directors of the Company, is a member of Dolphin Advisors. In conjunction with these sales by AIP, the put/call option agreement was terminated and the parties were released from their obligations under this agreement.

Effective with the 2004 recapitalization transaction, the Company entered into an Amended and Restated Management Services Agreement (the “Agreement”) with American Industrial Partners (“AIP Advisor”) and Dolphin Advisors. AIP Advisor is an affiliate of AIP, and Dolphin Advisors is an affiliate of Dolphin Offshore Partners, L.P. and Dolphin Direct Equity Partners, L.P. Under the restated management services agreement, the Company was required to pay annually $80 to AIP Advisor and $120 to Dolphin Advisors. The Company’s obligation to pay the annual fee to AIP Advisor or Dolphin Advisors was to terminate automatically as of August 1, 2007. In conjunction with AIP’s sale of stock, the obligation under the agreement to pay the management fee to AIP Advisor terminated as of October 1, 2005. Additionally, the Agreement with respect to Dolphin Advisors was amended to reduce the annual management fee to $60 and to extend the Agreement one year to August 1, 2008.

During the three month period ended December 31, 2005, the Company paid bonuses related to fiscal 2005. As part of the employment agreement with Patrick W. Cavanagh, President and Chief Executive Officer, the Company has the option to pay Mr. Cavanagh a portion of his bonus in shares of common stock of the Company as approved by the board of directors. The Company paid $60 of Mr. Cavanagh’s bonus in shares of common stock equal to 37,343 shares at a price of $1.61 per share.

Note 13. Segment Information

The Company accounts for its segments in accordance with SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information”. During the three month periods ended December 31, 2005 and 2004, the Company operated in one segment: vehicle components.

Note 14. Contingencies

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

The soil and groundwater at our Portland, Oregon facility contains certain contaminants, which were deposited from approximately 1968 through 1995. Some of this contamination has migrated offsite to a neighboring property. The Company has retained an environmental consulting firm to investigate the extent of the contamination and to determine what, if any, remediation will be required and the associated costs. During the third quarter of fiscal 2004, we entered into the Oregon Department of Environmental Quality’s voluntary clean-up program and during fiscal 2004 we established a liability of $950 for this matter. As of December 31, 2005, this liability has been reduced to $616 to reflect expenditures made to complete portions of the investigation. The Company has made contribution claims for investigation and remediation costs against both prior operators of the property and a former owner of the property under the Federal Superfund Act and the Oregon Cleanup Law. The Company believes it also has a contractual right to indemnification from one of the prior operators of the property for a portion of the investigation and remediation costs and has notified the prior operator of this indemnity claim. The Company is exploring the possibility of cooperative settlement with both prior operators and the prior owner of the property. The Company intends to pursue legal action against the prior owner and these prior operators if settlements cannot be reached in a reasonable time. The Company believes that even with a resolution of the claims against the prior operators and owner of the property, the Company will be liable for some portion of the ultimate costs.

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

Williams Controls, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in thousands, except share and per share amounts)

This section summarizes the significant factors affecting our consolidated results of operations, financial condition and liquidity position for the three month periods ended December 31, 2005 and 2004. This section should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this document. Statements in this report that relate to future results and events are based on our current expectations. Actual results in future periods may differ materially from those currently expected or desired because of a number of risks and uncertainties. For a discussion of factors affecting our business, see “Risk Factors” later in this document.

Overview

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

Highlights for the quarter ended December 31, 2005 include the following:

• During the first quarter of fiscal 2006, we repurchased 2,500,000 shares of the Company’s common stock at $1.28 per share from American Industrial Partners Capital Fund III, L.P. (“AIP”). The remainder of AIP’s shares in the Company were purchased by Dolphin Offshore Partners L.P. and an investment group arranged by Taglich Brothers, Inc.

• The buyback of AIP’s shares terminated the put/call option agreement and terminated the AIP portion of the Management Services Agreement. In addition, Kirk R. Ferguson and William I. Morris, resigned from their positions on the Company’s Board of Directors and the number of positions on the Board was reduced to seven members.

As we continue to move forward in fiscal 2006 and beyond, we will continue to work closely with our existing and potential customers to design and develop new products and adapt existing products to new applications, and to improve the performance, reliability and cost-effectiveness of our products.

Critical Accounting Policies and Estimates

Management's discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, sales, cost of sales and expenses and related disclosure of contingent assets and liabilities. We evaluate our estimates on an on-going basis. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies and the related judgments and estimates affect the preparation of our consolidated financial statements.

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

Our discount rate assumption is intended to reflect the rate at which retirement benefits could be effectively settled based upon the assumed timing of the benefit payments. To determine our discount rate, we choose a rate benchmarked on the widely accepted Moody’s Aa index and our assumed rate does not differ significantly from this benchmark rate. To determine the expected long-term rate of return on pension plan assets, we consider the current asset allocations and the historical and expected returns on various categories of plan assets obtained from our investment portfolio manager. Our post-retirement plan does not contain any plan assets.

Stock-Based Compensation Expense

As of October 1, 2005, we adopted SFAS No. 123R, which requires us to measure compensation cost for all outstanding unvested share-based awards, and awards we grant, modify, repurchase or cancel in the future, at fair value and recognize compensation over the requisite service period for awards expected to vest. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results differ from our estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when calculating fair value including estimated stock price volatility, expected term and expected forfeitures. Factors considered in estimating forfeitures include the types of awards, employee class, and historical experience. Actual results may differ substantially from these estimates. We recorded $104 of stock-based compensation expense for the three month period ended December 31, 2005. Stock-based compensation expense recorded included $11 in cost of sales, $6 in research and development, $12 in selling and the remaining $75 in administration expense.

Income Taxes

For each jurisdiction that we operate in, we are required to estimate our annual effective tax rate together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We must also assess the likelihood that our deferred tax assets will be recovered from future taxable income and unless we believe that recovery is more likely than not, a valuation allowance is established. Our income tax provision on the consolidated statement of operations would be impacted by changes in the valuation allowance. This process is complex and involves significant management judgment in determining our provision for income taxes, deferred tax assets and liabilities and any valuation allowances recorded against our net deferred tax assets.

Forward-Looking Statements

This report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, those statements relating to development of new products, the financial condition of the Company and the ability to increase distribution of our products. Forward-looking statements can be identified by the use of forward-looking terminology, such as “may”, “will”, “should”, “expect”, “anticipate”, “estimate”, “continue”, “plans”, “intends”, or other similar terminology. Although we believe that the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated by the forward-looking statements. These risks and uncertainties are beyond our control and, in many cases, we cannot predict the risks and uncertainties that could cause our actual results to differ materially from those indicated by the forward-looking statements.

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

Results of Operations

Financial Summary

(Dollars in Thousands)

	Three Month Periods Ended December 31,
	2005	2004	2005 to 2004 % Increase (decrease)
Net sales	$16,132	$15,169	6.3%
Cost of sales	10,804	10,048	7.5%
Gross profit	5,328	5,121	4.0%
Research and development	848	730	16.2%
Selling	448	316	41.8%
Administration	1,345	1,283	4.8%

Operating income	$2,687	$2,792

Expenses as a percentage of net sales:
Cost of sales	67.0%	66.2%
Gross margin	33.0%	33.8%
Research and development	5.2%	4.8%
Selling	2.8%	2.1%
Administration	8.3%	8.5%
Operating income	16.7%	18.4%

Comparative – Three month periods ended December 31, 2005 and 2004

NM = Not Meaningful

			Percent Change
For the Three Month Period Ended December 31:	2005	2004	2005 to 2004
Net sales	$16,132	$15,169	6.3%

Net sales to our heavy truck and transit bus customers increased $963 in the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005, primarily due to increased sales volumes of electronic throttle control systems, specifically in the North American markets, and to a lesser extent increases in sales of our pneumatic control systems.

			Percent Change
For the Three Month Period Ended December 31:	2005	2004	2005 to 2004
Gross profit	$5,328	$5,121	4.0%

Gross profit was $5,328, or 33.0% of net sales in the first quarter of 2006, an increase of $207 compared to the gross profit of $5,121, or 33.8% of net sales, in the comparable fiscal 2005 period.

The increase in gross profit in fiscal 2006 is primarily driven by a 6.3% increase in sales of electronic throttle and pneumatic control systems to heavy truck and transit bus customers. Gross margin also decreased due to overhead expenses increasing over the prior year as a result of start-up costs associated with our manufacturing facility in Suzhou, China, which was opened during fiscal 2005.

			Percent Change
For the Three Month Period Ended December 31:	2005	2004	2005 to 2004
Research and development	$848	$730	16.2%

Research and development expenses increased $118 for the first quarter of fiscal 2006 compared to the comparable period in 2005. The increased research and development expense is largely attributable to an increase in development efforts for new products, markets and sensors, resulting in higher staffing levels and increased project expenses. The Company’s research and development expenditures will fluctuate based on the products under development at any given point in time. Overall, we expect research and development expenses to increase over fiscal 2005 levels due to additional new product design projects and continued sensor development efforts.

			Percent Change
For the Three Month Period Ended December 31:	2005	2004	2005 to 2004
Selling	$448	$316	41.8%

Selling expenses increased $132 during the three month period ended December 31, 2005 as compared with the three month period ended December 31, 2004 mainly due to expanded selling and marketing efforts in the European and Asian markets. We opened our Europe and China sales offices in mid-fiscal 2005, and accordingly we did not have costs associated with these offices in the first quarter of fiscal 2005. We expect to continue to incur increased expenses associated with our current foreign customers and expanded selling and marketing efforts in foreign markets.

			Percent Change
For the Three Month Period Ended December 31:	2005	2004	2005 to 2004
Administration	$1,345	$1,283	4.8%

Administration expenses for the three month period ended December 31, 2005 increased $62 when compared with the same period in fiscal 2005. The increase in administration expenses is primarily a result of increased information technology expenses to support our international operations, increased expenses associated with our China manufacturing facility, which was opened in mid-fiscal 2005, and an increase in legal fees associated with the class action lawsuit discussed in Note 14 to our unaudited condensed consolidated financial statements. Offsetting these increases were reductions in compensation and relocation costs, which were incurred in the first quarter of fiscal 2005 with the commencement of employment of our President and Chief Executive Officer and a reduction in management fees as discussed in Note 12.

			Percent Change
For the Three Month Period Ended December 31:	2005	2004	2005 to 2004
Interest income	$(27)	$-	NM
Interest expense	$318	$462	(31.2%)

Interest expense decreased $144 in the first quarter of fiscal 2006 as compared to the first quarter of fiscal 2005 due to reductions in debt levels, partially offset by higher overall interest rates. We expect interest expense to continue to decrease in fiscal 2006 when compared with fiscal 2005 due to the continued reduction of debt levels resulting from scheduled debt payments.

			Percent Change
For the Three Month Period Ended December 31:	2005	2004	2005 to 2004
Gain on put/call option agreement	$ -	($355)	NM

The Company recorded a $355 gain in the first quarter of fiscal 2005 related to the change in the net value of the Put and Call option agreement as discussed in Note 12 of the Unaudited Condensed Consolidated Financial Statements. As discussed in Note 12, the Put and Call option agreement was terminated during the first quarter of fiscal 2006 with no significant gain or loss.

			Percent Change
For the Three Month Period Ended December 31:	2005	2004	2005 to 2004
Income tax expense	$ 877	$ 989	(11.3%)

Tax expense reflects an effective tax rate of 36.5% for the quarter ended December 31, 2005 compared to an effective tax rate of 36.6% for the comparable quarter in fiscal 2005.

The Company was in a net operating loss carry-forward position during fiscal 2005. We utilized the remainder of our federal operating loss carry-forwards in the first quarter of fiscal 2006.

Financial Condition, Liquidity and Capital Resources

Cash generated by operating activities was $1,132 for the first quarter of fiscal 2006, a decrease of $1,800 from the cash generated by operating activities of $2,932 during the first quarter of fiscal 2005. Cash flows from operations for the three month period ended December 31, 2005 included net income of $1,527 and a non-cash deferred tax provision of $760 related to utilization of the remaining net operating loss. Cash flows from operations for the three month period ended December 31, 2004 included net income of $1,714 and a non-cash deferred tax provision of $947 related to utilization of a portion of the net operating loss.

Cash flows from operations primarily decreased in the three month period ended December 31, 2006 compared to the corresponding prior year period due to timing in collections of accounts receivable, a decrease in accounts payable and an increase in inventories. The higher inventory levels are associated primarily with temporary accelerated purchases of components from one supplier to take advantage of additional cash discounts and to a lesser degree with commencement of operations in our Suzhou, China manufacturing facility. In addition, cash flows from operations for the three month period ended December 31, 2005 included payments to our pension plans of $144. For the three months ended December 31, 2004, we did not make any payments to fund our pension plans. We believe we will continue to generate positive cash from continuing operations due to our improved results of operations.

Cash used in investing activities was $493 for the three month period ended December 31, 2005 and was comprised solely of purchases of property, plant and equipment. For the three month period ended December 31, 2004, cash used in investing activities was $846 and was comprised solely of purchases of property, plant and equipment. We expect our cash use for investing activities to increase throughout the fiscal year as we continue to make purchases of capital equipment.

Cash used in financing activities was $4,053 for the quarter ended December 31, 2005, compared to cash used in financing activities of $573 for the quarter ended December 31, 2004. The use of cash for financing activities for the first quarter of fiscal 2006 primarily relates to the repurchase of common stock from AIP of $3,200 and scheduled debt payments on our Merrill Lynch term loan. The first quarter of fiscal 2005 use of cash for financing activities primarily relates to scheduled debt payments on our Merrill Lynch term loan.

Contractual Obligations as of December 31, 2005

At December 31, 2005, our contractual obligations consisted of bank debt, capital and operating lease obligations, a service agreement and a license agreement. We do not have any material letters of credit, purchase commitments, or debt guarantees outstanding at December 31, 2005. Maturities of these contractual obligations consist of the following:

	Payments due by period
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Term loan	$12,750	$4,921	$7,829	$-	$-
Revolver	-	-	-	-	-
Capital leases	15	15	-	-	-
Operating leases	1,435	303	811	321	-
MMT license - minimum royalties	365	-	65	150	150
Management Services Agreement	180	60	120	-	-
	$14,745	$5,299	$8,825	$471	$150

Certain liabilities, including those related to our pension and post-retirement benefit plans, are reported in the accompanying consolidated balance sheets but are not reflected in the table above due to the absence of stated maturities. The Company has net obligations at December 31, 2005 related to its pension plans and post-retirement medical plan of $5,090 and $3,301, respectively. The Company funded $144 to its pension plans during the first quarter of fiscal 2006 compared to no contributions for the first quarter of fiscal 2005. We expect to make payments to our pension plans of $1,295 throughout the rest of fiscal 2006.

At December 31, 2005, we had $8,000 available under our revolving credit facility with Merrill Lynch plus cash and cash equivalents of $1,638. We believe these resources, when combined with cash provided by operations, will be sufficient to meet our working capital needs on a short-term and long-term basis.

Included in the accompanying consolidated balance sheet is approximately $1,312 of old accounts payable related to closed insolvent subsidiaries of the Company. In accordance with SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, a debtor can only relieve itself of a liability if it has been extinguished. A liability is considered extinguished if (a) the debtor pays the creditor and is relieved of its obligation for the liability or (b) the debtor is legally released from being the primary obligor under the liability, either judicially or by the creditor. During the first quarter of fiscal 2006 and 2005, the Company was judicially released from and reversed $14 and $9, respectively, of old accounts payable related to closed insolvent subsidiaries of the Company resulting in a gain, which has been recorded in other (income) expense in the accompanying consolidated statements of operations. The Company expects to reverse amounts in future periods based on the recognition of the liabilities being judicially released in accordance with SFAS No. 140 of $547 remaining in fiscal 2006; $731 in fiscal 2007; and $34 in fiscal 2010.

Recently Issued Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3”. This statement changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change and is effective for accounting changes and correction of errors made in fiscal years beginning after December 31, 2005. The company does not expect this statement to have a material effect on its financial statements.

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (Revised 2004), “Share Based Payment”, which is effective for us beginning October 1, 2005. This statement requires that compensation cost relating to share-based payment transactions be recognized in financial statements. Compensation cost will be measured based on the fair value of the equity or liability instruments issued. Share-based compensation arrangements include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee stock purchase plans. SFAS No. 123R replaces SFAS No. 123 and supercedes APB No. 25. The Company adopted the provisions of this statement during the first quarter of fiscal 2006.

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, “Inventory Costs - an amendment of ARB No. 43, Chapter 4”. This statement clarifies the accounting for abnormal amounts of idle facility expenses, freight, handling costs, and wasted materials and requires that these items be recognized as current period charges. In addition, this statement requires the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the product facilities. This statement is effective for fiscal years beginning after June 15, 2005. The Company adopted this statement beginning in fiscal 2006 and the impact of this statement had no material effect to the Company’s financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and changes in the market value of investments. The Company’s primary market risk results from fluctuations in interest rates.

Interest Rate Risk:

•

The Company has a five-year revolving and term loan agreement with its primary lender Merrill Lynch. Interest rates under the agreements are variable and are based on the election of the Company of either a LIBOR rate or Prime rate.

•

As of December 31, 2005, the outstanding balance on the term loan was $12,750 and there was no balance on the revolving loan. The effective annual interest rate on the term loan was 9.20% as of December 31, 2005. The Company does not believe that a hypothetical 10% change in end of the period interest rates or changes in future interest rates on these variable rate obligations would have a material effect on its financial position, results of operations, or cash flows. The Company has not hedged its exposure to interest rate fluctuations.

Foreign Currency Risk:

•

We sell our products to customers in the heavy truck, transit bus and off-road equipment industries. For the three month periods ended December 31, 2005 and 2004, the Company had foreign sales of approximately 35% and 36% of net sales, respectively. All of these worldwide sales are denominated in U.S. dollars. During fiscal 2005, we established a manufacturing facility in Suzhou, China and we opened sales offices in Shanghai, China and Ismaning (which is near Munich), Germany. The Company does not believe that changes in future exchange rates would have a material effect on its financial position, results of operations, or cash flows as all of its foreign sales transactions are currently denominated in US dollars and the investments in China and Germany are relatively small at this time in relation to our United States operations. As a result, the Company has not entered into forward exchange or option contracts for transactions to hedge against foreign currency risk. The Company will continue to assess its foreign currency risk as its international operations and sales increase.

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

We are parties to various pending judicial and administrative proceedings arising in the ordinary course of business. Our management and legal counsel have reviewed the probable outcome of these proceedings, the costs and expenses reasonably expected to be incurred, the availability and limits of our insurance coverage, and our established liabilities. While the outcome of the pending proceedings cannot be predicted with certainty, based on our review, we believe that any liability that may result is not reasonably likely to have a material effect on our liquidity, financial condition or results of operations.

Item 1a. Risk Factors

An investment in our common stock involves a high degree of risk. You should carefully consider the risks discussed below and the other information in this report on Form 10-Q before deciding whether to invest in our common stock. There are no material changes to risk factors as previously disclosed in our most recent annual report on Form 10-K.

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

The soil and groundwater at our Portland, Oregon facility contains certain contaminants. Some of this contamination has migrated offsite to a neighboring property and potentially to other properties. We have retained an environmental consulting firm to investigate the extent of the contamination and to determine what, if any, remediation will be required and the associated costs. During the third quarter of fiscal 2004, we entered the Oregon Department of Environmental Quality’s voluntary clean-up program and during fiscal 2004 we established a liability of $950 for this matter. As of December 31, 2005, this liability was $616. Our costs could exceed this liability. We may incur substantial expenses if we are required to remediate the contamination, which would adversely affect our profit margins, results from operations and stockholder value.

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

The expenses associated with becoming compliant with Section 404 of the Sarbanes-Oxley Act of 2002 could be significant, and therefore could adversely affect our results from operations and cash flows.

Our Company currently qualifies as a non-accelerated filer in accordance with Rule 12b-2 of the Securities Exchange Act of 1934. We are therefore not currently subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX 404”). If we were to become an accelerated filer under Rule 12b-2 of the Securities Exchange Act of 1934, or meet other criteria requiring us to comply with SOX 404, we could incur significant costs and expenses in becoming compliant and continuing to comply with SOX 404. Such costs and expenses would include, without limitation, internal expenses associated with the development and implementation of tests and processes relating to our internal controls, as well as increased expenses payable to our external auditors. Such costs and expenses may adversely affect our results from operations and cash flows.

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

WILLIAMS CONTROLS, INC.
Date: February 13, 2006	/s/ PATRICK W. CAVANAGH Patrick W. Cavanagh President and Chief Executive Officer
Date: February 13, 2006	/s/ DENNIS E. BUNDAY Dennis E. Bunday Chief Financial Officer