Form 10-Q
period 2006-03-31
WILLIAMS CONTROLS INC
filed 2006-05-11
CIK 854860

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2006

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

Yes ☐ No ☒

The number of shares outstanding of the registrant's common stock at April 30, 2006: 7,408,485

Williams Controls, Inc.

March 31, 2006

Part I

Item 1. Financial Statements

Williams Controls, Inc.

Condensed Consolidated Balance Sheets

(Dollars in thousands, except share and per share information)

(Unaudited)

	March 31, 2006	September 30, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$577	$5,052
Trade accounts receivable, less allowance of $63 and $40 at March 31, 2006 and September 30 2005, respectively	10,258	8,896
Other accounts receivable	403	579
Inventories	5,804	4,433
Deferred income taxes	1,868	1,868
Prepaid expenses and other current assets	739	308
Total current assets	19,649	21,136

Property, plant and equipment, net	8,103	7,455
Deferred income taxes	2,760	3,520
Other assets, net	1,323	1,394
Total assets	$31,835	$33,505

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$5,811	$5,449
Accrued expenses	4,342	5,225
Current portion of employee benefit obligations	1,692	1,439
Current portion of long-term debt and capital lease obligations	2,847	5,503
Total current liabilities	14,692	17,616

Long-term Liabilities:
Long-term debt and capital lease obligations	8,628	8,126
Employee benefit obligations	6,516	6,934
Other long-term liabilities	247	248

Commitments and contingencies

Stockholders’ Equity:
Preferred stock ($.01 par value, 50,000,000 authorized) Series C (0 issued and outstanding at March 31, 2006 and September 30, 2005)	-	-
Common stock ($.01 par value, 12,500,000 authorized; 7,408,485 and 7,790,261 issued and outstanding at March 31, 2006 and September 30, 2005, respectively)	444	467
Additional paid-in capital	33,316	36,093
Accumulated deficit	(25,998)	(29,963)
Treasury stock (21,700 shares at March 31, 2006 and September 30, 2005)	(377)	(377)
Accumulated other comprehensive loss	(5,633)	(5,639)
Total stockholders’ equity	1,752	581
Total liabilities and stockholders’ equity	$31,835	$33,505

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

Williams Controls, Inc.

Condensed Consolidated Statements of Operations

(Dollars in thousands, except share and per share information)

(Unaudited)

	Three Month Period Ended March 31,		Six Month Period Ended March 31,
	2006	2005	2006	2005
Net sales	$18,796	$17,567	$34,928	$32,736
Cost of sales	12,038	11,505	22,842	21,553
Gross profit	6,758	6,062	12,086	11,183
Operating expenses:
Research and development	814	860	1,662	1,590
Selling	531	295	979	610
Administration	1,508	1,536	2,853	2,820
Total operating expenses	2,853	2,691	5,494	5,020
Operating income	3,905	3,371	6,592	6,163

Other (income) expenses:
Interest income	(13)	(20)	(40)	(20)
Interest expense	314	360	632	822
Gain on put/call option agreement	-	(27)	-	(382)
Other (income) expense, net	(158)	(6)	(166)	(24)
Total other expenses	143	307	426	396
Income before income taxes	3,762	3,064	6,166	5,767
Income tax expense	1,324	1,289	2,201	2,278
Net income	$2,438	$1,775	$3,965	$3,489
Net income per common share – basic	$0.33	$0.23	$0.53	$0.45
Weighted average shares used in per share calculation – basic	7,395,837	7,771,568	7,426,809	7,771,568
Net income per common share – diluted	$0.32	$0.22	$0.52	$0.44
Weighted average shares used in per share calculation – diluted	7,649,434	7,961,687	7,615,156	7,937,796

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

Williams Controls, Inc.

Condensed Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Six Month Period Ended March 31,
	2006	2005
Cash flows from operating activities:
Net income	$3,965	$3,489
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	614	468
Deferred income taxes	760	2,074
Gain on put/call option agreement	-	(382)
Stock based compensation	223	-
Loss from sale of fixed assets	4	35
Changes in operating assets and liabilities
Receivables, net	(1,186)	(1,867)
Inventories	(1,371)	47
Accounts payable and accrued expenses	(461)	1,195
Other	(592)	73
Net cash provided by operating activities	1,956	5,132
Cash flows from investing activities:
Purchases of property, plant and equipment	(1,195)	(1,649)
Net cash used in investing activities	(1,195)	(1,649)
Cash flows from financing activities:
Borrowings on revolving loan facility	1,512	-
Payments of debt and capital lease obligations	(3,666)	(4,738)
Repurchase of common stock	(3,200)	-
Net proceeds from exercise of stock options	118	-
Net cash used in financing activities	(5,236)	(4,738)
Net decrease in cash and cash equivalents	(4,475)	(1,255)
Cash and cash equivalents at beginning of period	5,052	2,482
Cash and cash equivalents at end of period	$577	$1,227
Supplemental disclosure of cash flow information:
Interest paid	$547	$742
Income taxes paid	$1,352	$202

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

Williams Controls, Inc.

Notes to Condensed Consolidated Financial Statements

Three and Six Month periods ended March 31, 2006 and 2005

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

Note 2. Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared by the Company and, in the opinion of management, reflect all material normal recurring adjustments necessary to present fairly the Company’s financial position as of March 31, 2006 and the results of operations and cash flows for the three and six month periods ended March 31, 2006 and 2005. The results of operations for the three and six month periods ended March 31, 2006 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions, based upon all known facts and circumstances, that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported periods. Management makes these estimates using the best information available at the time the estimates are made; however, actual results could differ materially from these estimates. Estimates are used in accounting for, among other things, pension and post-retirement benefits, product warranty, excess and obsolete inventory, allowance for doubtful accounts, useful lives for depreciation and amortization, future cash flows associated with impairment of long-lived assets, deferred taxes, stock options and commitments and contingencies.

At the March 2, 2006 Annual Meeting of stockholders, the stockholders of the Company approved a one-for-six reverse stock split for each share of common stock outstanding on January 27, 2006. The Company’s share and per share amounts of common stock have been restated to reflect the effect of the one-for-six reverse stock split for all periods presented. The reverse split was effective March 16, 2006. The Company’s common stock began trading on the OTC Bulletin Board on a reverse stock split basis as of the opening of trading on March 20, 2006.

Note 3. Realignment of operations

During the second quarter of fiscal 2006, the Company announced a plan for realignment of its Portland, Oregon manufacturing operations as part of ongoing efforts to focus on its core product lines and improve its global competitiveness. The realignment plan consists of outsourcing all of the Company’s die casting and machining operations to high-quality suppliers, primarily in Asia, and relocating of the Company’s assembly operations for its pneumatic products to its manufacturing facility in Suzhou, China. In conjunction with the realignment, the Company expects to eliminate approximately 49 hourly and 5 salaried positions from its Portland, Oregon headquarters over the next 18 months. As part of this realignment plan, the Company expects to incur a one-time termination benefit with those employees affected by the realignment. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” and related guidance, a one-time benefit arrangement must meet certain criteria in order for a Company to recognize a liability for such one-time benefits. As of March 31, 2006, the Company met all of the criteria for recognizing a liability with the exception of one item. The realignment plan must establish the terms of the benefit arrangement, including the benefits that employees will receive upon termination, in sufficient detail to enable employees to determine the type and amount of benefits they will receive if they are involuntarily terminated. The Company did not establish the terms of the benefits to employees in sufficient detail until after it began its negotiations with the UAW union bargaining committee during the first week of April 2006. As such, the Company did not record any liability for expected termination benefits during the second quarter ended March 31, 2006. The Company's preliminary estimates of the total costs of the realignment, including the one-time termination benefits to employees, are in the range of $3 million. The Company is not able at this time to provide estimates for each type of cost, or for the charge that will result in future cash expenditures, as the actual costs will be based on a variety of factors.

Note 4. Accounting for stock based compensation

In the first quarter of fiscal 2006, the Company adopted SFAS No. 123R, “Share Based Payment”, which revises SFAS No. 123, “Accounting for Stock-Based Compensation.” Prior to fiscal year 2006, the Company accounted for its stock-based compensation plans using the intrinsic value-based method under Accounting Principles Board Opinion No. 25 (“APB 25”). Prior to October 1, 2005 no compensation expense was recorded for stock options granted to employees under the intrinsic value method.

SFAS No. 123R applies to new awards and to awards modified, repurchased, or cancelled after the required effective date, as well as to the unvested portion of awards outstanding as of the required effective date. The effective date for the Company was October 1, 2005. The Company uses the Black-Scholes option pricing model to value its stock option grants under SFAS No. 123R, applying the “modified prospective method” for existing grants which requires the Company to value stock options prior to its adoption of SFAS No. 123R under the fair value method and expense the unvested portion over the remaining vesting period. Stock-based compensation expense is recognized on a straight-line basis over the requisite service period, which equals the vesting period. Under SFAS No. 123R, the Company is also required to estimate forfeitures in calculating the expense related to stock-based compensation. In addition, SFAS No. 123R requires the Company to reflect the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash inflow beginning upon adoption.

The Company currently has two qualified stock option plans. The Restated 1993 Stock Option Plan (the “1993 Plan”) reserves an aggregate of 750,000 shares of the Company’s common stock for the issuance of stock options, which may be granted to employees, officers and directors of and consultants to the Company. Under the terms of the 1993 Plan, the Company may grant “incentive stock options” or “non-qualified options” with an exercise price of not less than the fair market value on the date of grant. Options granted under the 1993 Plan have a vesting schedule, which is typically five years, determined by the Compensation Committee of the Board of Directors and expire ten years after the date of grant. Effective May 15, 2003, the 1993 Plan was restated to incorporate various clarifying changes. These changes neither increase the number of shares available nor expand the category of individuals that may be included in the plan. The non-employee Director Plan (the “1995 Plan”) reserves an aggregate of 66,666 shares of the Company’s common stock for the issuance of stock options, which may be granted to non-employee directors of the Company. Under this plan the non-employee directors are each automatically granted 1,666 options at a price equal to the market value on the date of grant which is the date of the annual stockholders’ meeting each year, exercisable for 10 years after the date of the grant. These options are exercisable as to 25% of the shares thereby on the date of grant and as to an additional 25%, cumulatively on the first, second and third anniversaries of the date of grant.

As of March 31, 2006, there was $1,320 of total unrecognized compensation costs related to nonvested stock options. That cost is expected to be recognized over a weighted average period of 3.6 years. For the three and six month periods ended March 31, 2006, the Company’s total stock-based compensation expense was $119 ($102 net of tax) and $223 ($194 net of tax), respectively. For the three month period ended March 31, 2006, stock-based compensation expense was recorded in cost of sales and operating expenses in the amounts of $12 and $107, respectively, in the accompanying consolidated statement of operations. For the six month period ended March 31, 2006, stock-based compensation expense was recorded in cost of sales and operating expenses in the amounts of $23 and $200, respectively.

The following table presents the impact of the adoption of SFAS No. 123R on selected line items from the Company’s consolidated financial statements for the three and six months ended March 31, 2006:

	Three Month Period Ended March 31, 2006		Six Month Period Ended March 31, 2006
	As reported under SFAS No. 123R	If reported under APB No. 25	As reported under SFAS No. 123R	If reported under APB No. 25
Operating income	$3,905	$4,024	$6,592	$6,815
Income before income taxes	3,762	3,881	6,166	6,389
Net income	2,438	2,540	3,965	4,159
Earnings per share – basic	$0.33	$0.34	$0.53	$0.56
Earnings per share – diluted	$0.32	$0.33	$0.52	$0.54

Net cash provided by operating activities	$804	$804	$1,956	$1,956
Net cash used in financing activities	$(1,183)	$(1,183)	$(5,236)	$(5,236)

The Company has evaluated assumptions it has historically used in the Black-Scholes option pricing model for determining the fair value of options granted in light of guidance provided in SFAS No. 123R and Staff Accounting Bulletin No. 107 (“SAB 107”), and has determined that following that guidance would result in refinement of assumptions it has historically used for determining the SFAS No. 123 pro-forma net income disclosures. Under that guidance, the Company has refined its estimates of the expected volatility of its share price to 92% and 87%, respectively, for the three and six month periods ended March 31, 2005, as compared to the 64% used in the Black-Scholes model previously, and the Company refined its estimates of the expected term of options granted to 5.75 years and 6.5 years, respectively, as compared to the 7.0 years used in the Black-Scholes model previously. The Company has calculated the effect of using these refined assumptions and has included these refined assumptions in the computations below. As a result of these refined assumptions, total stock-based employee compensation expense determined under the fair value based method, net of tax, changed from $62 to $93 for the three month period ended March 31, 2005, and from $121 to $182 for the six month period ended March 31, 2005.

The following table illustrates the effect on net income and earnings per share for the three and six month period ended March 31, 2005 as if the Company’s stock-based compensation had been determined based on the fair value at the grant dates for awards made prior to fiscal 2006.

	Three Month Period Ended March 31,	Six Month Period Ended March 31,
	2005	2005
Net income, as reported	$1,775	$3,489
Add: Stock-based employee compensation expense included in reported net income, net of tax	-	-

Deduct: Total stock-based employee compensation expense determined under fair value based method, net of tax	93	182

Pro forma net income	$1,682	$3,307

Earnings per share:
Basic – as reported	$0.23	$0.45
Basic – pro forma	$0.22	$0.43
Diluted – as reported	$0.22	$0.44
Diluted – pro forma	$0.21	$0.42

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants issued during the three and six month periods ended March 31, 2006 and 2005.

	Three Month Period Ended March 31,		Six Month Period Ended March 31,
	2006	2005	2006	2005
Risk-free interest rate	4.61%	4.07%	4.57%	3.86%
Expected dividend yield	0%	0%	0%	0%
Expected term	6.1 years	5.75 years	6.3 years	6.5 years
Expected volatility	89%	92%	88%	87%

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

The following table summarizes stock options outstanding as of March 31, 2006 as well as activity during the six month period then ended.

	Shares	Weighted Average Exercise Price

Outstanding at September 30, 2005	622,276	$5.64
Granted	59,320	9.49
Exercised	(28,664)	4.10
Forfeited	(27,029)	6.26
Outstanding at March 31, 2006	625,903	6.07

Exercisable at March 31, 2006	270,739	$6.53

At March 31, 2006, the weighted average remaining contractual term of options outstanding and options exercisable was 7.4 years and 6.4 years, respectively.

The aggregate intrinsic value of options outstanding and options exercisable at March 31, 2006 was $4,576 and $1,895, respectively (the intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option). The weighted average grant date fair value of stock options granted during the three month periods ended March 31, 2006 and 2005 was $9.84 and $5.46 per share, respectively. The weighted average grant date fair value of stock options granted during the six month periods ended March 31, 2006 and 2005 was $8.22 and $4.38 per share, respectively. The intrinsic value of all stock options exercised during the three month period ended March 31, 2006 was $239. No options were exercised during the three and six month period ended March 31, 2005.

Note 5. Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income," requires companies to report a measure of all changes in equity except those resulting from investments by owners and distributions to owners. Total comprehensive income for the three month periods ended March 31, 2006 and 2005 was $2,443 and $1,775, respectively, and for the six month periods ended March 31, 2006 and 2005 was $3,971 and $3,489, respectively, and consisted of net income and foreign currency translation adjustments. As of March 31, 2006, accumulated other comprehensive loss was $5,633 and consisted of accumulated benefit obligations in excess of the plan assets for both the Hourly Employees pension plan and the Salaried Employees pension plan and the effect of foreign currency translation adjustments.

Note 6. Earnings Per Share

Basic earnings per share ("EPS") and diluted EPS are computed using the methods prescribed by SFAS No. 128, "Earnings Per Share". Basic EPS is based on the weighted-average number of common shares outstanding during the period. Diluted EPS is based on the weighted-average number of common shares outstanding and the dilutive impact of common equivalent shares outstanding.

Following is a reconciliation of basic EPS and diluted EPS from continuing operations:

	Three Month Period Ended March 31, 2006			Three Month Period Ended March 31, 2005
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS –	$2,438	7,395,837	$0.33	$1,775	7,771,568	$0.23
Effect of dilutive securities –
Stock options	-	253,597		-	190,119
Diluted EPS –	$2,438	7,649,434	$0.32	$1,775	7,961,687	$0.22

	Six Month Period Ended March 31, 2006			Six Month Period Ended March 31, 2005
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS –	$3,965	7,426,809	$0.53	$3,489	7,771,568	$0.45
Effect of dilutive securities –
Stock options	-	188,347		-	166,228
Diluted EPS –	$3,965	7,615,156	$0.52	$3,489	7,937,796	$0.44

For the three and six month periods ended March 31, 2006, the Company had options covering 49,365 and 69,987 shares, respectively, that were not considered in the diluted EPS calculation since they would have been antidilutive. For the three and six month periods ended March 31, 2005, the Company had options and warrants covering 75,608 and 80,608 shares, respectively, that were not considered in the diluted EPS calculation since they would have been antidilutive.

Note 7. Inventories

Inventories consist of the following:

	March 31, 2006	September 30, 2005
Raw materials	$4,736	$3,487
Work in process	206	237
Finished goods	862	709
	$5,804	$4,433

Inventories have increased in the first six months of fiscal 2006 primarily as a result of increased lead times associated with sourcing of components from overseas suppliers and additional inventory levels to support our China operations.

Note 8. Patent License Agreements

During fiscal 2003 the Company obtained a license agreement for use of an adjustable pedal design for product lines. The agreement is for a period of three years and is renewed annually if certain sales thresholds are met. The Company is obligated to make royalty payments based on the number of units it sells. During the second quarter of fiscal 2006, the Company sold its first adjustable pedals and recorded an accrual for royalties related to these sales of $1. Additionally, the initial license payments of $200 that were capitalized will be amortized based on the projection of units sold over the next five years. Based on these projections, we anticipate amortizing four dollars for every adjustable pedal sold. As of March 31, 2006, the Company has amortized approximately $1 related to the number of units sold. The Company has focused additional resources in the adjustable pedal market and expects sales of these products to continue to grow throughout the remainder of fiscal 2006.

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

Note 9. Settlement of accounts payable

Included in the accompanying consolidated balance sheet is approximately $1,148 of old accounts payable related to closed insolvent subsidiaries of the Company. In accordance with SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, a debtor can only relieve itself of a liability if it has been extinguished. Accordingly, a liability is considered extinguished if (a) the debtor pays the creditor and is relieved of its obligation for the liability or (b) the debtor is legally released from being the primary obligor under the liability, either judicially or by the creditor. During the three and six months ended March 31, 2006, the Company was judicially released from and reversed $164 and $178, respectively, of old accounts payable related to closed insolvent subsidiaries of the Company resulting in a gain, which has been recorded in other (income) expense in the accompanying condensed consolidated statements of operations. During the three and six month periods ended March 31, 2005, the Company was judicially released from and reversed $43 and $52, respectively. The Company expects to reverse amounts in future periods based on the recognition of the liabilities being judicially released in accordance with SFAS No. 140 of $383 during the remainder of fiscal 2006; $731 in fiscal 2007; and $34 in fiscal 2010.

Note 10. Debt

As part of the recapitalization transaction completed on September 30, 2004, the Company entered into a new five-year senior secured loan and revolving credit facility with Merrill Lynch, which replaced the Company's prior loan facility with Wells Fargo Business Credit. The Merrill Lynch facility initially provided $25,000, consisting of an $8,000 revolving loan facility and a $17,000 term loan. The loans are secured by substantially all the assets of the Company. Borrowings under the revolving loan facility are subject to a borrowing base equal to 85% of eligible accounts receivables and 60% of eligible inventories. Interest rates under the agreement are based on the election of the Company of either a LIBOR rate or Prime rate. Under the LIBOR rate option, the revolving loan facility will bear interest at the LIBOR rate plus 3.75% per annum and borrowings under the term loan facility will bear interest at the LIBOR rate plus 4.25%. Under the Prime rate option, the revolving loan facility will bear interest at the Prime rate plus 2.75% per annum and the term loan facility will bear interest at the Prime rate plus 3.25%. Fees under the loan agreement include an unused line fee of .50% per annum on the unused portion of the revolving credit facility.

The Company is required to repay the term loan in equal quarterly scheduled payments of $850. The Company is entitled to prepay the term loan, in whole or in part, in minimum amounts without penalty. Mandatory prepayments of the loans under the term loan are required in amounts equal to 75% of the Company’s excess cash flow, as defined in the agreement, for each fiscal year and 100% of (i) the insurance or condemnation proceeds received in connection with a casualty event, condemnation or other loss, less any proceeds reinvested by the Company up to $500 per fiscal year; (ii) the net proceeds from issuance of equity or debt securities and (iii) the net cash proceeds of asset sales or other dispositions subject to customary exceptions. The revolving loan facility expires on September 29, 2009, at which time all outstanding amounts under the revolving loan facility are due and payable. The Company is subject to certain quarterly and annual financial covenants. At March 31, 2006 the Company was in compliance with its debt covenants. During the first quarter of fiscal 2006, the Company repurchased $3,200 of its common stock from one investor as discussed in Note 13. The Company obtained a required consent from Merrill Lynch to purchase the common stock and to include the repurchase payment in the calculation of excess cash flow for the year ended September 30, 2005. During the second quarter of fiscal 2006, the Company paid $2,074 related to the excess cash flow requirement. Following payment of the excess cash flow requirement in the second quarter of fiscal 2006, the Company’s required quarterly scheduled payments were reduced from $850 to $712.

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

The Company had available under its revolving credit facility $6,488 and $8,000 at March 31, 2006 and September 30, 2005, respectively.

The Company’s long-term debt and capital lease obligations consist of the following:

	March 31, 2006	September 30, 2005
Revolving credit facility due September 29, 2009, bearing interest at a variable rate (9.1% at March 31, 2006).	$1,512	$-
Term loan due September 29, 2009, balance bearing interest at a variable rate, (9.0% at March 31, 2006) payable in quarterly installments of $712.	9,963	13,600

Capital leases	-	29
	11,475	13,629

Less current portion	(2,847)	(5,503)
	$8,628	$8,126

Note 11. Product Warranties

The Company establishes a product warranty liability based on a percentage of product sales. The liability is based on historical return rates of products and amounts for significant and specific warranty issues, and is included in accrued expenses in the accompanying consolidated balance sheets. Warranty is limited to a specific time period, mileage or hours of use, and varies by product, application and customer. The Company has recorded a liability, which in the opinion of management is adequate to cover such warranty costs. Following is a reconciliation of the changes in the Company’s warranty liability for the three and six month periods ended March 31, 2006 and 2005:

	Three and Six Month Periods Ended March 31, 2006		Three and Six Month Periods Ended March 31, 2005
Balance at September 30, 2005	$1,656	Balance at September 30, 2004	$1,393
Payments	(179)	Payments	(164)
Additional accruals	334	Additional accruals	304
Balance at December 31, 2005	$1,811	Balance at December 31, 2004	$1,533
Payments	(306)	Payments	(510)
Additional accruals	252	Additional accruals	374
Accrual adjustments	(184)	Accrual adjustments	-
Balance at March 31, 2006	$1,573	Balance at March 31, 2005	$1,397

Included in the warranty liability at March 31, 2006 are warranty liabilities associated with our former passenger car and light truck product lines, which were sold on September 30, 2003. The Company recorded a $400 warranty liability during 2003 related to products sold from our passenger car and light truck product lines in fiscal 2003. The Company’s obligation for products sold by these product lines relates only to products sold prior to September 30, 2003.

During the second quarter of fiscal 2006, the Company settled certain warranty claims covering a period in excess of one year for less than was anticipated in the Company’s liability assumptions, which were based on historical return rates and prior settlements. Based on this, the Company reduced its warranty liability during the second quarter of fiscal 2006 by $184, which has been reflected in cost of sales in the accompanying condensed consolidated statement of operations.

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

Components of Net Periodic Benefit Cost:

	Salaried Employees Plan		Hourly Employees Plan
	Three Month Period Ended March 31,		Three Month Period Ended March 31,
	2006	2005	2006	2005
Service cost	$-	$-	$36	$37
Interest cost	69	69	103	109
Expected return on plan assets	(63)	(51)	(93)	(65)
Amortization of prior service cost	-	-	13	14
Amortization of loss	29	25	86	92
Net periodic benefit cost	$35	$43	$145	$187

	Salaried Employees Plan		Hourly Employees Plan
	Six Month Period Ended March 31,		Six Month Period Ended March 31,
	2006	2005	2006	2005
Service cost	$-	$-	$72	$74
Interest cost	138	138	206	218
Expected return on plan assets	(126)	(102)	(186)	(130)
Amortization of prior service cost	-	-	26	28
Amortization of loss	58	50	172	184
Net periodic benefit cost	$70	$86	$290	$374

The Company expects total contributions to its pension plans in fiscal 2006 to be $1,404. As of March 31, 2006, the Company has made contributions of $457 and made further contributions of $574 in April 2006.

The Company also provides health care and life insurance benefits for certain of its retired employees. These benefits are subject to deductibles, co-payment provisions and other limitations. Disclosures regarding the components of net periodic benefit cost and contributions of the Company’s post-retirement plan are required for interim financial statements and are included below. The Company did not make any contributions to the post-retirement plan for the three and six month periods ended March 31, 2006 and 2005.

Components of Net Periodic Benefit Cost:
	Post-Retirement Plan
	Three Month Period Ended March 31,		Six Month Period Ended March 31,
	2006	2005	2006	2005
Service cost	$1	$2	$2	$4
Interest cost	50	65	100	130
Amortization	(7)	6	(14)	12
Net periodic benefit cost	$44	$73	$88	$146

Note 13. Related Parties

As part of the 2004 recapitalization transaction, the Company entered into a put/call option agreement with American Industrial Partners Capital Fund III, L.P. (“AIP”). The put option agreement gave AIP the right to require the Company to repurchase, in whole or in part, up to a maximum of 1,166,666 shares of the Company’s common stock held by AIP (the

“Put”) during the period commencing on September 30, 2006 and ending on September 30, 2007 at the lesser of $6.00 per share or the average of the closing trading prices of the Company’s common stock for the 30 trading days immediately preceding the third business day before the notice of exercise of the Put is delivered by AIP. The call option granted the Company a right to elect to purchase from AIP on October 31, 2007 all of the shares of the Company’s common stock then held by AIP, up to a maximum of 1,166,666 shares, at a price of $12.00 per share.

During the first quarter of fiscal 2006, AIP sold all of its shares of stock in the Company to three purchasers: (i) the Company; (ii) Dolphin Offshore Partners L.P. (“Dolphin”), an affiliate of Dolphin Advisors, LLC (“Dolphin Advisors”); and (iii) an investment group arranged by Taglich Brothers, Inc. The Company repurchased 416,666 shares at $7.68 per share. Dolphin purchased 355,420 shares at $7.68 per share. The investment group arranged by Taglich Brothers, Inc. purchased 355,420 shares also at $7.68 per share. Peter E. Salas, a member of the Board of Directors of the Company, manages Dolphin and Carlos P. Salas, also a member of the Board of Directors of the Company, is a member of Dolphin Advisors. In conjunction with these sales by AIP, the put/call option agreement was terminated and the parties were released from their obligations under this agreement.

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

During the first quarter of fiscal 2006, the Company paid bonuses related to fiscal 2005. As part of the employment agreement with Patrick W. Cavanagh, President and Chief Executive Officer, the Company has the option to pay Mr. Cavanagh a portion of his bonus in shares of common stock of the Company as approved by the board of directors. The Company paid $60 of Mr. Cavanagh’s bonus in shares of common stock equal to 6,223 shares at a price of $9.66 per share.

Note 14. Segment Information

The Company accounts for its segments in accordance with SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information”. During the three and six month periods ended March 31, 2006 and 2005, the Company operated in one segment: vehicle components.

Note 15. Contingencies

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

The soil and groundwater at our Portland, Oregon facility contains certain contaminants, which were deposited from approximately 1968 through 1995. Some of this contamination has migrated offsite to a neighboring property. The Company has retained an environmental consulting firm to investigate the extent of the contamination and to determine what, if any, remediation will be required and the associated costs. During the third quarter of fiscal 2004, we entered into the Oregon Department of Environmental Quality’s voluntary clean-up program and during fiscal 2004 we established a liability of $950 for this matter. As of March 31, 2006, this liability has been reduced to $574 to reflect expenditures made to complete portions of the investigation. The Company has made contribution claims for investigation and remediation costs against both prior operators of the property and a former owner of the property under the Federal Superfund Act and the Oregon Cleanup Law. The Company believes it also has a contractual right to indemnification from one of the prior operators of the property for a portion of the investigation and remediation costs and has notified the prior operator of this indemnity claim. The Company is exploring the possibility of cooperative settlement with both prior operators and the prior owner of the property. The Company intends to pursue legal action against the prior owner and these prior operators if settlements cannot be reached in a reasonable time. During the second quarter of fiscal 2006, Dana Corporation (“Dana”), the prior owner from whom the Company has a contractual right to indemnification, filed a Chapter 11 bankruptcy petition in the United States Bankruptcy Court for the Southern District of New York. At this time it is uncertain how this petition will impact the ultimate recovery from Dana, however, the Company has not previously reflected any potential recovery in its consolidated financial statements. The Company believes that even with a resolution of the claims against the prior operators and owner of the property, the Company will be liable for some portion of the ultimate costs.

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

Williams Controls, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in thousands, except share and per share amounts)

This section summarizes the significant factors affecting our consolidated results of operations, financial condition and liquidity position for the three and six month periods ended March 31, 2006 and 2005. This section should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this document. Statements in this report that relate to future results and events are based on our current expectations. Actual results in future periods may differ materially from those currently expected or desired because of a number of risks and uncertainties. For a discussion of factors affecting our business, see “Risk Factors” later in this document.

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

Highlights for the quarter ended March 31, 2006 include the following:

• During the second quarter of fiscal 2006, we completed a one-for-six reverse stock split, which was approved by the stockholders during the March 2, 2006 Annual Meeting of Stockholders.

• In connection with the Company’s one-for-six reverse stock split, we announced our intention to apply for listing on the NASDAQ stock market. The Company has given no time frame for the filing of its listing application. However, according to the rules of the National Association of Securities Dealers, prior to applying for listing on the NASDAQ National Market, the trading market for which the Company intends to apply for listing, the Company must have a minimum bid price of at least $5 per share for ninety consecutive trading days prior to application, among other requirements.

• We announced a realignment of our Portland, Oregon manufacturing operations as part of ongoing efforts to focus on our core product lines and improve our global competitiveness. As part of this process, we plan to outsource all of our die casting and machining operations to high-quality suppliers, primarily in Asia, and to relocate the assembly of pneumatic products to our manufacturing facility in Suzhou, China.

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

Stock-Based Compensation Expense

As of October 1, 2005, we adopted SFAS No. 123R, which requires us to measure compensation cost for all outstanding unvested share-based awards, and awards we grant, modify, repurchase or cancel in the future, at fair value and recognize compensation over the requisite service period for awards expected to vest. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results differ from our estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when calculating fair value including estimated stock price volatility, expected term and expected forfeitures. Factors considered in estimating forfeitures include the types of awards, employee class, and historical experience. Actual results may differ substantially from these estimates. We recorded $119 and $223 of stock-based compensation expense for the three and six month periods ended March 31, 2006. Stock-based compensation expense recorded in the three month period ended March 31, 2006 included $12 in cost of sales, $7 in research and development, $12 in selling and the remaining $88 in administration expense. Stock-based compensation expense recorded in the six month period ended March 31, 2006 included $23 in cost of sales, $13 in research and development, $24 in selling and the remaining $163 in administration expense.

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

Investors are cautioned to consider the risk factors identified below and in our other SEC filings when considering forward-looking statements. If any of these items actually occur, our business, results of operations, financial condition or cash flows could be materially adversely affected.

Results of Operations

Financial Summary

(Dollars in Thousands)

	Three Month Period Ended March 31,			Six Month Period Ended March 31,
	2006	2005	% Change	2006	2005	% Change
Net sales	$18,796	$17,567	7.0%	$34,928	$32,736	6.7%
Cost of sales	12,038	11,505	4.6%	22,842	21,553	6.0%
Gross profit	6,758	6,062	11.5%	12,086	11,183	8.1%
Research and development	814	860	(5.3%)	1,662	1,590	4.5%
Selling	531	295	80.0%	979	610	60.5%
Administration	1,508	1,536	(1.8%)	2,853	2,820	1.2%

Operating income	$3,905	$3,371	15.8%	$6,592	$6,163	7.0%

Expenses as a percentage of net sales:
Cost of sales	64.0%	65.5%		65.4%	65.8%
Gross margin	36.0%	34.5%		34.6%	34.2%
Research and development	4.4%	4.9%		4.7%	4.9%
Selling	2.8%	1.7%		2.8%	1.9%
Administration	8.0%	8.7%		8.2%	8.6%
Operating income	20.8%	19.2%		18.9%	18.8%

Comparative – Three month periods ended March 31, 2006 and 2005

NM = Not Meaningful

			Percent Change
For the Three Month Period Ended March 31:	2006	2005	2006 to 2005
Net sales	$18,796	$17,567	7.0%

Net sales increased $1,229 in the second quarter of fiscal 2006 compared to the second quarter of fiscal 2005, primarily due to increased sales volumes of electronic throttle control systems, specifically in the North American and Asian markets, and to a lesser extent increases in sales of our pneumatic control systems.

			Percent Change
For the Three Month Period Ended March 31:	2006	2005	2006 to 2005
Gross profit	$6,758	$6,062	11.5%

Gross profit was $6,758, or 36.0% of net sales in the second quarter of 2006, an increase of $696 compared to the gross profit of $6,062, or 34.5% of net sales, in the comparable fiscal 2005 period.

The increase in gross profit in second quarter of fiscal 2006 is primarily driven by a 7.0% increase in sales of electronic throttle and pneumatic control systems to heavy truck and transit bus customers and a reduction in our warranty liability of $184 as discussed in Note 11 to our unaudited condensed consolidated financial statements. Gross profit was negatively impacted by overhead expenses increasing over the prior year as a result of costs associated with our manufacturing facility in Suzhou, China, which was opened during the second quarter of fiscal 2005.

			Percent Change
For the Three Month Period Ended March 31:	2006	2005	2006 to 2005
Research and development	$814	$860	(5.3%)

Research and development activity for the second fiscal quarter of 2006 remained relatively constant when compared to the comparable period in 2005, decreasing by $46. The decrease in research and development expense is largely attributable to an increase in internal development costs versus the use of external consulting and development costs. The Company’s research and development expenditures will fluctuate based on the products under development at any given point in time. Overall, we expect research and development expenses to increase over fiscal 2005 levels due to additional new product design projects and continued sensor development efforts.

			Percent Change
For the Three Month Period Ended March 31:	2006	2005	2006 to 2005
Selling	$531	$295	80.0%

Selling expenses increased $236 during the three month period ended March 31, 2006 as compared with the three month period ended March 31, 2005. In the second half of fiscal 2005 and the first half of fiscal 2006, the Company took several steps in expanding its sales efforts, including the addition of sales personnel in the United States and increased promotional materials. Additionally, we opened our Europe and China sales offices in mid-fiscal 2005, and accordingly we did not incur significant costs associated with these offices in the second quarter of fiscal 2005, whereas these offices were fully functioning during the second quarter of fiscal 2006. We expect to continue to incur increased expenses associated with our current foreign customers and expanded selling and marketing efforts worldwide.

			Percent Change
For the Three Month Period Ended March 31:	2006	2005	2006 to 2005
Administration	$1,508	$1,536	(1.8%)

Administration expenses for the three month period ended March 31, 2006 decreased $28 when compared with the same period in fiscal 2005. The decrease in administration expenses is primarily a result of one time compensation costs incurred in fiscal 2005 with the commencement of employment of our President and Chief Executive Officer, a reduction in management fees as discussed in Note 13 and an overall decrease during the second quarter of fiscal 2006 in legal costs associated with the class action lawsuit discussed in Note 15 to our unaudited condensed consolidated financial statements. Offsetting these decreases was an increase in information technology expenses to support our international operations.

			Percent Change
For the Three Month Period Ended March 31:	2006	2005	2006 to 2005
Interest income	$ (13)	$ (20)	(35.0%)
Interest expense	$ 314	$ 360	(12.8%)

Interest expense decreased $46 in the second quarter of fiscal 2006 as compared to the second quarter of fiscal 2005 due to reductions in debt levels, partially offset by higher overall interest rates. We expect interest expense to continue to decrease in fiscal 2006 when compared to fiscal 2005 due to the continued reduction of debt levels resulting from scheduled debt payments each quarter.

			Percent Change
For the Three Month Period Ended March 31:	2006	2005	2006 to 2005
Gain on put/call option agreement	$ -	($27)	NM

The Company recorded a $27 gain in the second quarter of fiscal 2005 related to the change in the net value of the Put and Call option agreement as discussed in Note 13 of the Unaudited Condensed Consolidated Financial Statements. As discussed in Note 13, the Put and Call option agreement was terminated during the first quarter of fiscal 2006 with no significant gain or loss.

			Percent Change
For the Three Month Period Ended March 31:	2006	2005	2006 to 2005
Income tax expense	$1,324	$1,289	2.7%

Tax expense reflects an effective tax rate of 35.2% for the three month period ended March 31, 2006 compared to an effective tax rate of 42.1% for the comparable three month period in fiscal 2005.

The Company was in a net operating loss carry-forward position during fiscal 2005. We utilized the remainder of our federal operating loss carry-forwards in the first quarter of fiscal 2006.

Comparative – Six month periods ended March 31, 2006 and 2005

NM = Not Meaningful

			Percent Change
For the Six Month Period Ended March 31:	2006	2005	2006 to 2005
Net sales	$34,928	$32,736	6.7%

Net sales increased $2,192 in the first six months of fiscal 2006 compared to the first six months of fiscal 2005, primarily due to increased sales volumes of electronic throttle control systems, specifically in the North American and Asian markets, and to a lesser extent increases in sales of our pneumatic control systems.

			Percent Change
For the Six Month Period Ended March 31:	2006	2005	2006 to 2005
Gross profit	$12,086	$11,183	8.1%

Gross profit was $12,086, or 34.6% of net sales in the first six months of 2006, an increase of $903 compared to the gross profit of $11,183, or 34.2% of net sales, in the comparable fiscal 2005 period.

The increase in gross profit in fiscal 2006 is primarily driven by a 6.7% increase in sales of electronic throttle and pneumatic control systems to heavy truck and transit bus customers and a reduction in our warranty liability of $184 as discussed in Note 11 to our unaudited condensed consolidated financial statements. Gross profit was negatively impacted by overhead expenses increasing over the prior year as a result of costs associated with our manufacturing facility in Suzhou, China, which was opened during the second quarter of fiscal 2005.

			Percent Change
For the Six Month Period Ended March 31:	2006	2005	2006 to 2005
Research and development	$1,662	$1,590	4.5%

Research and development expenses increased $72 for the first six months of fiscal 2006 compared to the comparable period in fiscal 2005. The increased research and development expense is largely attributable to an increase in development efforts for new products, markets and sensors, resulting in higher staffing levels and an overall increase in project expenses. The Company’s research and development expenditures will fluctuate based on the products under development at any given point in time. Overall, we expect research and development expenses to increase over fiscal 2005 levels due to additional new product design projects and continued sensor development efforts.

			Percent Change
For the Six Month Period Ended March 31:	2006	2005	2006 to 2005
Selling	$979	$610	60.5%

Selling expenses increased $369 for the six month period ended March 31, 2006 as compared with the six month period ended March 31, 2005. In the second half of fiscal 2005 and the first half of fiscal 2006, the Company took several steps in expanding its sales efforts, including the addition of sales personnel in the United States and increased promotional materials. Additionally, we opened our Europe and China sales offices in mid-fiscal 2005, and accordingly we did not incur significant costs associated with these offices during the first six months of fiscal 2005 as compared to the first six months of fiscal 2006. We expect to continue to incur increased expenses associated with our current foreign customers and expanded selling and marketing efforts worldwide.

			Percent Change
For the Six Month Period Ended March 31:	2006	2005	2006 to 2005
Administration	$2,853	$2,820	1.2%

Administration expenses for the first six months of fiscal 2006 remained constant when compared to the same period in fiscal 2005. Included in administration expenses for the six month period ended March 31, 2005 were one time compensation and relocation costs incurred in the first six months of fiscal 2005 with the commencement of employment of our President and Chief Executive Officer and management fees, which were reduced as discussed in Note 13 to our unaudited condensed consolidated financial statements. Offsetting these reductions was an increase in legal costs associated with the class action lawsuit discussed in Note 15 and an increase in information technology expenses to support our international operations.

			Percent Change
For the Six Month Period Ended March 31:	2006	2005	2006 to 2005
Interest income	$ (40)	$ (20)	100.0%
Interest expense	$ 632	$ 822	(23.1%)

Interest expense decreased $190 in the first six months of fiscal 2006 as compared to the same period in fiscal 2005 due to reductions in debt levels, partially offset by higher overall interest rates. We expect interest expense to continue to decrease in fiscal 2006 when compared to fiscal 2005 due to the continued reduction of debt levels resulting from scheduled debt payments each quarter.

			Percent Change
For the Six Month Period Ended March 31:	2006	2005	2006 to 2005
Gain on put/call option agreement	$ -	($382)	NM

The Company recorded a $382 gain in the six month period ended March 31, 2005 related to the change in the net value of the Put and Call option agreement as discussed in Note 13 of the unaudited condensed consolidated financial statements. As discussed in Note 13, the Put and Call option agreement was terminated during the first quarter of fiscal 2006 with no significant gain or loss.

			Percent Change
For the Six Month Period Ended March 31:	2006	2005	2006 to 2005
Income tax expense	$2,201	$2,278	(3.4%)

Tax expense reflects an effective tax rate of 35.7% for the first six months of fiscal 2006 compared to an effective tax rate of 39.5% for the comparable period in fiscal 2005.

The Company was in a net operating loss carry-forward position during fiscal 2005. We utilized the remainder of our federal operating loss carry-forwards in the first quarter of fiscal 2006.

Financial Condition, Liquidity and Capital Resources

Cash generated by operating activities was $1,956 for the first six months of fiscal 2006, a decrease of $3,176 from the cash generated by operating activities of $5,132 during the first six months of fiscal 2005. Cash flows from operations for the six month period ended March 31, 2006 included net income of $3,965 and a non-cash deferred tax provision of $760 related to utilization of the remaining federal net operating loss. Cash flows from operations for the six month period ended March 31, 2005 included net income of $3,489 and a non-cash deferred tax provision of $2,074 related to utilization of a portion of the net operating loss.

Cash flows from operations primarily decreased in the six month period ended March 31, 2006 compared to the corresponding prior year period due to higher sales volumes, particularly late in the second quarter of fiscal 2006, a decrease in accounts payable and an increase in inventories. The higher inventory levels are associated primarily with increased lead times associated with sourcing of components from overseas suppliers and the higher level of operations in our Suzhou, China manufacturing facility. In addition, cash flows from operations for the six month period ended March 31, 2006 included payments to our pension plans of $457. For the six month period ended March 31, 2005, we made payments of $199 to fund our pension plans. We believe we will continue to generate positive cash from continuing operations due to our improved results of operations.

Cash used in investing activities was $1,195 for the six month period ended March 31, 2006 and was comprised solely of purchases of property, plant and equipment. For the six month period ended March 31, 2005, cash used in investing activities was $1,649 and was comprised solely of purchases of property, plant and equipment. We expect our cash use for investing activities to increase throughout the fiscal year as we continue to make purchases of capital equipment.

Cash used in financing activities was $5,236 for the six month period ended March 31, 2006, compared to cash used in financing activities of $4,738 for the six month period ended March 31, 2005. The use of cash for financing activities for the first six months of fiscal 2006 primarily relates to the repurchase of common stock from AIP of $3,200, scheduled debt payments on our Merrill Lynch term loan and the payment of $2,074 related to the excess cash flow requirement of our loan agreement with Merrill Lynch. Offsetting these uses of cash were borrowings on our revolving credit facility of $1,512 and proceeds from the exercise of stock options. The cash used for financing activities in the first six months of fiscal 2005 primarily relates to scheduled debt payments on our Merrill Lynch term loan and the payoff of our then existing revolving credit facility with Merrill Lynch.

Contractual Obligations as of March 31, 2006

At March 31, 2006, our contractual obligations consisted of bank debt, operating lease obligations, a service agreement and a license agreement. We do not have any material letters of credit, purchase commitments, or debt guarantees outstanding at March 31, 2006. Maturities of these contractual obligations consist of the following:

	Payments due by period
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Term loan	$9,963	$2,847	$7,116	$-	$-
Revolver	1,512	-	1,512	-	-
Operating leases	1,505	349	900	256	-
MMT license - minimum royalties	365	-	65	150	150
Management Services Agreement	120	-	120	-	-
	$13,465	$3,196	$9,713	$406	$150

Certain liabilities, including those related to our pension and post-retirement benefit plans, are reported in the accompanying consolidated balance sheets but are not reflected in the table above due to the absence of stated maturities. The Company has net obligations at March 31, 2006 related to its pension plans and post-retirement medical plan of $4,957 and $3,251, respectively. The Company funded $457 to its pension plans during the first six months of fiscal 2006 compared to contributions of $199 for the first six months of fiscal 2005. We expect to make payments of $947 throughout the rest of fiscal 2006, of which $574 was paid in April 2006.

At March 31, 2006, we had $6,488 available under our revolving credit facility with Merrill Lynch plus cash and cash equivalents of $577. We believe these resources, when combined with cash provided by operations, will be sufficient to meet our working capital needs on a short-term and long-term basis.

Included in the accompanying consolidated balance sheet is approximately $1,148 of accounts payable related to closed insolvent subsidiaries of the Company. In accordance with SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, a debtor can only relieve itself of a liability if it has been extinguished. A liability is considered extinguished if (a) the debtor pays the creditor and is relieved of its obligation for the liability or (b) the debtor is legally released from being the primary obligor under the liability, either judicially or by the creditor. During the three and six month periods ended March 31, 2006, the Company was judicially released from and reversed $164 and $178, respectively, of old accounts payable related to closed insolvent subsidiaries of the Company resulting in a gain, which has been recorded in other (income) expense in the accompanying condensed consolidated statements of operations. During the three and six month periods ended March 31, 2005, the Company was judicially released from and reversed $43 and $52, respectively. The Company expects to reverse amounts in future periods based on the recognition of the liabilities being judicially released in accordance with SFAS No. 140 of $383 during the remainder of in fiscal 2006; $731 in fiscal 2007; and $34 in fiscal 2010.

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

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (Revised 2004), “Share Based Payment”, which was effective for us beginning October 1, 2005. This statement requires that compensation cost relating to share-based payment transactions be recognized in financial statements. Compensation cost is measured based on the fair value of the equity or liability instruments issued. Share-based compensation arrangements include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee stock purchase plans. SFAS No. 123R replaces SFAS No. 123 and supercedes APB No. 25. The Company adopted the provisions of this statement during the first quarter of fiscal 2006.

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

•

As of March 31, 2006, the outstanding balance on the term loan was $9,963 and the outstanding balance on the revolving loan was $1,512. The effective annual interest rate on the term loan and revolving loan was 9.0% and 9.1%, respectively, as of March 31, 2006. The Company does not believe that a hypothetical 10% change in end of the period interest rates or changes in future interest rates on these variable rate obligations would have a material effect on its financial position, results of operations, or cash flows. The Company has not hedged its exposure to interest rate fluctuations.

Foreign Currency Risk:

•

We sell our products to customers in the heavy truck, transit bus and off-road equipment industries. For the six month period ended March 31, 2006 and 2005, the Company had foreign sales of approximately 35.2% and 35.0% of net sales, respectively. All of the worldwide sales in the first six months of fiscal 2005 and all but $93 of sales in the first six months of fiscal 2006 were denominated in U.S. dollars. During fiscal 2005, we established a manufacturing facility in Suzhou, China and we opened sales offices in Shanghai, China and Ismaning (which is near Munich), Germany. The Company does not believe that changes in future exchange rates would have a material effect on its financial position, results of operations, or cash flows as the majority of its foreign sales transactions are currently denominated in U.S. dollars and the investments in China and Germany are relatively small at this time in relation to our United States operations. As a result, the Company has not entered into forward exchange or option contracts for transactions to hedge against foreign currency risk. The Company will continue to assess its foreign currency risk as its international operations and sales increase.

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

We are parties to various pending judicial and administrative proceedings arising in the ordinary course of business. Our management and legal counsel have reviewed the probable outcome of these proceedings, the costs and expenses reasonably expected to be incurred, the availability and limits of our insurance coverage, and our established liabilities. While the outcome of the pending proceedings cannot be predicted with certainty, based on our review, we believe that any liability that may result is not reasonably likely to have a material effect on our liquidity, financial condition or results from operations.

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

Our vehicle component products must comply with the National Traffic and Motor Vehicle Safety Act of 1966, as amended, and regulations promulgated thereunder, which are administered by the National Highway Traffic Safety Administration (“NHTSA”). If NHTSA finds that we are not in compliance with its standards or regulations, it may, among other things, require that we recall products found not to be in compliance, and repair or replace such products. Such a recall could increase our costs and adversely impact our reputation in our industry, both of which would adversely affect our revenues, profit margins, results from operations and stockholder value. We experienced such a recall with respect to certain of our products in fiscal 2001.

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

The soil and groundwater at our Portland, Oregon facility contains certain contaminants. Some of this contamination has migrated offsite to a neighboring property and potentially to other properties. We have retained an environmental consulting firm to investigate the extent of the contamination and to determine what, if any, remediation will be required and the associated costs. During the third quarter of fiscal 2004, we entered the Oregon Department of Environmental Quality’s voluntary clean-up program and during fiscal 2004 we established a liability of $950 for this matter. As of March 31, 2006, this liability was $574. Our costs could exceed this liability. We may incur substantial expenses if we are required to remediate the contamination, which would adversely affect our profit margins, results from operations and stockholder value.

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

We sell products in Canada, Belgium, Sweden, Mexico, South America, the Pacific Rim nations, Australia, China and certain European nations, and have a manufacturing and sales operation in China, and a sales and technical center in Germany. For both the first six months of fiscal 2006 and 2005, foreign sales were approximately 35% of net sales. For the fiscal years ended September 30, 2005, 2004 and 2003, foreign sales were approximately 35%, 33%, and 31% of net sales, respectively. Although currently virtually all of our sales and purchases are made in U.S. dollars, we anticipate that over time more of our sales will be denominated in foreign currencies. We do not presently engage in any hedging of foreign currency risk. In the future, our operations in the foreign markets will likely become subject to fluctuations in currency values between the U.S. dollar and the currency of the foreign markets. Our results from operations and stockholder value could be adversely affected if currency of any of the foreign markets increases in value relative to the U.S. dollar.

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

On March 2, 2006, the Company held its annual stockholders’ meeting. The following matters were submitted to a vote of stockholders, with the results as follows:

1.	The following individuals were elected to the Company’s Board of Directors to hold office for three-year terms expiring in 2009.

Nominee	Votes For	Withheld
R. Eugene Goodson	6,091,654	102,795

Peter E. Salas	6,064,165	130,284

Donn J. Viola	6,183,451	10,998

Additionally, the following directors were elected in previous years to three-year terms on the Company’s Board of Directors and will continue their terms of office: Patrick W. Cavanagh, H. Samuel Greenawalt, Douglas E. Hailey, and Carlos P. Salas.

2.

Approval of an amendment to the Company’s certificate of incorporation. The stockholders adopted, by the votes indicated below, an amendment so as to effect a reverse stock split of the Company’s common stock at a ratio of one-for-six, provide for the cash-out of fractional shares, and reduce the number of authorized shares of the Company’s common stock in proportion to the reverse split.

Votes For	Against	Abstentions	Broker Non-Votes
6,138,610	51,290	4,549	-

3.

Approval of an amendment to the Company’s certificate of incorporation. The stockholders adopted, by the votes indicated below, an amendment to eliminate the staggered terms of members of its Board of Directors, and providing for one-year terms and the annual election of all directors.

Votes For	Against	Abstentions	Broker Non-Votes
6,140,418	48,705	5,325	-

With respect to Number 3 of this Item 4, because the elimination of the staggered term structure did not take effect until after the 2006 annual meeting of stockholders, the Board of Directors was still under the staggered term structure when the Company’s stockholders elected new directors (see Number 1 above). Thus, all directors, including those elected at the 2006 annual meeting of stockholders will continue to serve the remained of their terms, with their successors being elected for one-year terms in accordance with the amendment. However, the Board of Directors has adopted a resolution that encourages all directors whose terms continue past the 2007 annual meeting of stockholders to resign upon the commencement of the 2007 annual meeting of stockholders, so that all directors would stand for election in 2007 and serve for one-year terms thereafter.

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

WILLIAMS CONTROLS, INC.
Date: May 11, 2006	/s/ PATRICK W. CAVANAGH------- Patrick W. Cavanagh President and Chief Executive Officer
Date: May 11, 2006	/s/ DENNIS E. BUNDAY-------------- Dennis E. Bunday Chief Financial Officer