Form 10-Q
period 2006-06-30
WILLIAMS CONTROLS INC
filed 2006-08-10
CIK 854860

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2006

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _____________________

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐        Accelerated Filer ☐           Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes ☐ No ☒

The number of shares outstanding of the registrant's common stock at July 31, 2006: 7,432,844

Williams Controls, Inc.

June 30, 2006

Part I

Item 1. Financial Statements

Williams Controls, Inc.

Condensed Consolidated Balance Sheets

(Dollars in thousands, except share and per share information)

(Unaudited)

	June 30, 2006	September 30, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$970	$5,052
Trade accounts receivable, less allowance of $71 and $40 at June 30, 2006 and September 30, 2005, respectively	9,320	8,896
Other accounts receivable	893	579
Inventories	8,217	4,433
Deferred income taxes	1,868	1,868
Prepaid expenses and other current assets	399	308
Total current assets	21,667	21,136

Property, plant and equipment, net	8,285	7,455
Deferred income taxes	2,760	3,520
Other assets, net	1,287	1,394
Total assets	$33,999	$33,505

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$6,299	$5,449
Accrued expenses	4,638	5,225
Current portion of employee benefit obligations	1,490	1,439
Current portion of long-term debt and capital lease obligations	2,847	5,503
Total current liabilities	15,274	17,616

Long-term Liabilities:
Long-term debt and capital lease obligations	7,405	8,126
Employee benefit obligations	6,316	6,934
Other long-term liabilities	251	248

Commitments and contingencies

Stockholders’ Equity:
Preferred stock ($.01 par value, 50,000,000 authorized) Series C (0 issued and outstanding at June 30, 2006 and September 30, 2005)	-	-
Common stock ($.01 par value, 12,500,000 authorized; 7,432,844 and 7,790,261 issued and outstanding at June 30, 2006 and September 30, 2005, respectively)	74	78
Additional paid-in capital	33,908	36,482
Accumulated deficit	(23,229)	(29,963)
Treasury stock (21,700 shares at June 30, 2006 and September 30, 2005)	(377)	(377)
Accumulated other comprehensive loss	(5,623)	(5,639)
Total stockholders’ equity	4,753	581
Total liabilities and stockholders’ equity	$33,999	$33,505

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

Williams Controls, Inc.

Condensed Consolidated Statements of Operations

(Dollars in thousands, except share and per share information)

(Unaudited)

	Three Month Period Ended June 30,		Nine Month Period Ended June 30,
	2006	2005	2006	2005
Net sales	$19,898	$17,192	$54,826	$49,928
Cost of sales	12,801	11,348	35,583	32,901
Gross profit	7,097	5,844	19,243	17,027
Operating expenses:
Research and development	898	855	2,560	2,445
Selling	522	364	1,501	974
Administration	1,235	1,577	4,024	4,397
Realignment of operations	229	-	353	-
Total operating expenses	2,884	2,796	8,438	7,816
Operating income	4,213	3,048	10,805	9,211

Other (income) expense:
Interest income	(13)	(13)	(53)	(33)
Interest expense	323	312	955	1,134
(Gain) loss on put/call option agreement	-	59	-	(323)
Other (income) expense, net	(151)	1	(317)	(23)
Total other expenses	159	359	585	755
Income before income taxes	4,054	2,689	10,220	8,456
Income tax expense	1,285	1,079	3,486	3,357
Net income	$2,769	$1,610	$6,734	$5,099
Net income per common share – basic	$0.37	$0.21	$0.91	$0.66
Weighted average shares used in per share calculation – basic	7,422,040	7,774,058	7,425,220	7,772,398
Net income per common share – diluted	$0.36	$0.20	$0.88	$0.64
Weighted average shares used in per share calculation – diluted	7,650,160	7,984,365	7,620,557	7,959,474

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

Williams Controls, Inc.

Condensed Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Nine Month Period Ended June 30,
	2006	2005
Cash flows from operating activities:
Net income	$6,734	$5,099
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,006	727
Loss from sale of fixed assets	4	36
Deferred income taxes	760	3,047
Gain on put/call option agreement	-	(323)
Stock based compensation	346	117
Changes in operating assets and liabilities
Receivables, net	(738)	(133)
Inventories	(3,784)	(180)
Accounts payable and accrued expenses	323	1,285
Other	(638)	(191)
Net cash provided by operating activities	4,013	9,484
Cash flows from investing activities:
Purchases of property, plant and equipment	(1,734)	(2,311)
Net cash used in investing activities	(1,734)	(2,311)
Cash flows from financing activities:
Net borrowings on revolving loan facility	1,000	-
Payments of debt and capital lease obligations	(4,377)	(5,601)
Repurchase of common stock	(3,200)	-
Net proceeds from exercise of stock options	216	-
Net cash used in financing activities	(6,361)	(5,601)
Net increase (decrease) in cash and cash equivalents	(4,082)	1,572
Cash and cash equivalents at beginning of period	5,052	2,482
Cash and cash equivalents at end of period	$970	$4,054
Supplemental disclosure of cash flow information:
Interest paid	$816	$1,016
Income taxes paid	$3,004	$309

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

Williams Controls, Inc.

Notes to Condensed Consolidated Financial Statements

Three and Nine Month periods ended June 30, 2006 and 2005

(Dollars in thousands, except share and per share amounts)

(Unaudited)

Note 1. Organization

Williams Controls, Inc., including its wholly-owned subsidiaries as follows and hereinafter referred to as the “Company,” “we,” “our,” or “us.”

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

Note 2. Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared by the Company and, in the opinion of management, reflect all material normal recurring adjustments necessary to present fairly the Company’s financial position as of June 30, 2006 and the results of operations and cash flows for periods ended June 30, 2006 and 2005. The results of operations for the three and nine month periods ended June 30, 2006 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions, based upon all known facts and circumstances, that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported periods. Management makes these estimates using the best information available at the time the estimates are made; however, actual results could differ materially from these estimates. Estimates are used in accounting for, among other things, pension and post-retirement benefits, product warranty, excess and obsolete inventory, allowance for doubtful accounts, useful lives for depreciation and amortization, future cash flows associated with the evaluation of impairment of long-lived assets, deferred taxes, stock options and commitments and contingencies.

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

Note 3. Realignment of operations

During the second quarter of fiscal 2006, the Company announced a plan for realignment of its Portland, Oregon manufacturing operations as part of ongoing efforts to focus on its core product lines and improve its global competitiveness. The realignment plan consists of outsourcing all of the Company’s die casting and machining operations to high-quality suppliers, primarily in Asia, and relocating of the Company’s assembly operations for its pneumatic products to its manufacturing facility in Suzhou, China. In conjunction with the realignment, the Company expects to eliminate approximately 49 hourly and 5 salaried positions from its Portland, Oregon headquarters over the next 15 months. As part of this realignment plan, the Company expects to incur a one-time termination benefit with those employees affected by the realignment. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” and related guidance, a one-time benefit arrangement must meet certain criteria in order for a Company to recognize a liability for such one-time benefits. As of March 31, 2006, the Company met all of the criteria for recognizing a liability with the exception of one item. The realignment plan must establish the terms of the benefit arrangement, including the benefits that employees will receive upon termination, in sufficient detail to enable employees to determine the type and amount of benefits they will receive if they are involuntarily terminated. The Company did not establish the terms of the benefits to employees in sufficient detail until after it began its negotiations with the UAW union bargaining committee during the first week of April 2006. As such, the Company did not record any liability for expected termination benefits until the third quarter ended June 30, 2006. The Company's preliminary estimates of the total costs of the realignment, including the one-time termination benefits to employees, are in the range of $3 million. The Company is not able at this time to provide estimates for each type of cost, or for the charge that will result in future cash expenditures, as the actual costs will be based on a variety of factors. The Company recorded realignment expenses of $229 and $353, respectively, for both the three and nine month periods ended June 30, 2006, which were recorded in operating expenses in the accompanying condensed consolidated statements of operations. Included in these amounts, a liability of $129 related to employee termination benefits was recorded in the third quarter of fiscal 2006.

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

As of June 30, 2006, there was $1,214 of total unrecognized compensation costs related to nonvested stock options. That cost is expected to be recognized over a weighted average period of 3.4 years. For the three and nine month periods ended June 30, 2006, the Company’s total stock-based compensation expense was $102 ($92 net of tax) and $325 ($286 net of tax), respectively. For the three month period ended June 30, 2006, stock-based compensation expense was recorded in cost of sales and operating expenses in the amounts of $13 and $89, respectively, in the accompanying consolidated statement of operations. For the nine month period ended June 30, 2006, stock-based compensation expense was recorded in cost of sales and operating expenses in the amounts of $37 and $288, respectively.

The following table presents the impact of the adoption of SFAS No. 123R on selected line items from the Company’s consolidated financial statements for the three and nine months ended June 30, 2006:

	Three Month Period Ended June 30, 2006		Nine Month Period Ended June 30, 2006
	As reported under SFAS No. 123R	If reported under APB No. 25	As reported under SFAS No. 123R	If reported under APB No. 25
Operating income	$4,213	$4,315	$10,805	$11,130
Income before income taxes	4,054	4,156	10,220	10,545
Net income	2,769	2,861	6,734	7,020
Earnings per share – basic	$0.37	$0.39	$0.91	$0.95
Earnings per share – diluted	$0.36	$0.37	$0.88	$0.91

Net cash provided by operating activities			$4,013	$4,013
Net cash used in financing activities			$(6,361)	$(6,361)

The Company has evaluated assumptions it has historically used in the Black-Scholes option pricing model for determining the fair value of options granted in light of guidance provided in SFAS No. 123R and Staff Accounting Bulletin No. 107 (“SAB 107”), and has determined that following that guidance would result in refinement of assumptions it has historically used for determining the SFAS No. 123 pro-forma net income disclosures. Under that guidance, the Company has refined its estimates of the expected volatility of its share price to 87%, for the nine month period ended June 30, 2005, as compared to the 65% used in the Black-Scholes model previously. The Company has calculated the effect of using this refined assumption and has included this refined assumption in the computations below. As a result of this refined assumption, total stock-based employee compensation expense determined under the fair value based method, net of tax, changed from $184 to $206 for the three month period ended June 30, 2005 and from $322 to $387 for the nine month period end June 30, 2005.

The following table illustrates the effect on net income and earnings per share for the three and nine month period ended June 30, 2005 as if the Company’s stock-based compensation had been determined based on the fair value at the grant dates for awards made prior to fiscal 2006.

	Three Month Period Ended June 30,	Nine Month Period Ended June 30,
	2005	2005
Net income, as reported	$1,610	$5,099
Add: Stock-based employee compensation expense included in reported net income, net of tax	117	117

Deduct: Total stock-based employee compensation expense determined under fair value based method, net of tax	(206)	(387)

Pro forma net income	$1,521	$4,829

Earnings per share:
Basic – as reported	$0.21	$0.66
Basic – pro forma	$0.20	$0.62
Diluted – as reported	$0.20	$0.64
Diluted – pro forma	$0.19	$0.62

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants issued during the nine month periods ended June 30, 2006 and 2005. No options were granted during the three month periods ended June 30, 2006 and 2005.

	Nine Month Period Ended June 30,
	2006	2005
Risk-free interest rate	4.57%	3.86%
Expected dividend yield	0%	0%
Expected term	6.3 years	6.5 years
Expected volatility	88%	87%

The Company uses the US Treasury (constant maturity) interest rate on the date of grant as the risk-free interest rate. The expected term of options granted represents the weighted average period the stock options are expected to remain outstanding and is calculated using the simplified method under SAB 107, which expresses the view of the SEC Staff regarding interaction between SFAS No. 123R and certain SEC rules and regulations and provides the Staff’s views regarding the valuation of share-based payment arrangements for public companies. Expected volatilities are based on the historical volatility of the Company’s common stock.

The following table summarizes stock options outstanding as of June 30, 2006 as well as activity during the nine month period then ended.

	Shares	Weighted Average Exercise Price

Outstanding at September 30, 2005	622,276	$5.64
Granted	59,320	9.49
Exercised	(51,329)	4.21
Forfeited	(35,569)	8.58
Outstanding at June 30, 2006	594,698	5.99

Exercisable at June 30, 2006	241,948	$6.38

At June 30, 2006, the weighted average remaining contractual term of options outstanding and options exercisable was 7.2 years and 6.2 years, respectively.

The aggregate intrinsic value of options outstanding and options exercisable at June 30, 2006 was $3,740 and $1,476, respectively (the intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option). The weighted average grant date fair value of stock options granted during the nine month periods ended June 30, 2006 and 2005 was $8.22 and $4.38 per share, respectively. The intrinsic value of all stock options exercised during the three and nine month periods ended June 30, 2006 was $184 and $423, respectively. No options were exercised during the three and nine month periods ended June 30, 2005.

Note 5. Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income," requires companies to report a measure of all changes in equity except those resulting from investments by owners and distributions to owners. Total comprehensive income for the three month periods ended June 30, 2006 and 2005 was $2,779 and $1,610, respectively, and for the nine month periods ended June 30, 2006 and 2005 was $6,750 and $5,099, respectively, and consisted of net income and foreign currency translation adjustments. As of June 30, 2006, accumulated other comprehensive loss was $5,623 and consisted of accumulated benefit obligations in excess of the plan assets for both the Hourly Employees pension plan and the Salaried Employees pension plan and the effect of foreign currency translation adjustments.

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

Following is a reconciliation of basic EPS and diluted EPS from continuing operations:

	Three Month Period Ended June 30, 2006			Three Month Period Ended June 30, 2005
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS –	$2,769	7,422,040	$0.37	$1,610	7,774,058	$0.21
Effect of dilutive securities –
Stock options	-	228,120		-	210,307
Diluted EPS –	$2,769	7,650,160	$0.36	$1,610	7,984,365	$0.20

	Nine Month Period Ended June 30, 2006			Nine Month Period Ended June 30, 2005
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS –	$6,734	7,425,220	$0.91	$5,099	7,772,398	$0.66
Effect of dilutive securities –
Stock options	-	195,337		-	187,076
Diluted EPS –	$6,734	7,620,557	$0.88	$5,099	7,959,474	$0.64

For the three and nine month periods ended June 30, 2006, the Company had options covering 43,239 and 61,030 shares, respectively, that were not considered in the diluted EPS calculation since they would have been antidilutive. For the three and nine month periods ended June 30, 2005, the Company had options and warrants covering 62,041 and 67,041 shares, respectively, that were not considered in the diluted EPS calculation since they would have been antidilutive.

Note 7. Inventories

Inventories consist of the following:

	June 30, 2006	September 30, 2005
Raw materials	$5,917	$3,487
Work in process	229	237
Finished goods	2,071	709
	$8,217	$4,433

Inventories have increased in the first nine months of fiscal 2006 primarily as a result of additional safety stock to facilitate changing suppliers, the transfer of some manufacturing from our Portland, Oregon to Suzhou, China facility, increased lead times associated with sourcing of components from overseas suppliers and additional inventory levels to support our China operations.

Note 8. Patent License Agreements

During fiscal 2003 the Company obtained a license agreement for use of an adjustable pedal design for product lines. The agreement is for a period of three years and is renewed annually if certain sales thresholds are met. The Company is obligated to make royalty payments based on the number of units it sells. During the three and nine month periods ended June 30, 2006, the Company sold adjustable pedals and recorded an accrual for royalties related to these sales of $2 and $3, respectively. Additionally, the initial license payments of $200 that were capitalized will be amortized based on the projection of units sold over the next five years. Based on these projections, we anticipate amortizing four dollars for every adjustable pedal sold. As of June 30, 2006, the Company has amortized approximately $2 related to the number of units sold.

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

Note 9. Settlement of accounts payable

Included in the accompanying consolidated balance sheet is approximately $987 of old accounts payable related to closed insolvent subsidiaries of the Company. In accordance with SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, a debtor can only relieve itself of a liability if it has been extinguished. Accordingly, a liability is considered extinguished if (a) the debtor pays the creditor and is relieved of its obligation for the liability or (b) the debtor is legally released from being the primary obligor under the liability, either judicially or by the creditor. During the three and nine months ended June 30, 2006, the Company was judicially released from and reversed $161 and $339, respectively, of old accounts payable related to closed insolvent subsidiaries of the Company resulting in a gain, which has been recorded in other (income) expense in the accompanying condensed consolidated statements of operations. During the three and nine month periods ended June 30, 2005, the Company was judicially released from and reversed $2 and $53, respectively. The Company expects to reverse amounts in future periods based on the recognition of the liabilities being judicially released in accordance with SFAS No. 140 of $222 remaining in fiscal 2006; $731 in fiscal 2007; and $34 in fiscal 2010.

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

The Company is required to repay the term loan in equal quarterly scheduled payments of $850. The Company is entitled to prepay the term loan, in whole or in part, in minimum amounts without penalty. Mandatory prepayments of the loans under the term loan are required in amounts equal to 75% of the Company’s excess cash flow, as defined in the agreement, for each fiscal year and 100% of (i) the insurance or condemnation proceeds received in connection with a casualty event, condemnation or other loss, less any proceeds reinvested by the Company up to $500 per fiscal year; (ii) the net proceeds from issuance of equity or debt securities and (iii) the net cash proceeds of asset sales or other dispositions subject to customary exceptions. The revolving loan facility expires on September 29, 2009, at which time all outstanding amounts under the revolving loan facility are due and payable. The Company is subject to certain quarterly and annual financial covenants. At June 30, 2006 the Company was in compliance with its debt covenants. During the first quarter of fiscal 2006, the Company repurchased $3,200 of its common stock from one investor as discussed in Note 13. The Company obtained a required consent from Merrill Lynch to purchase the common stock and to include the repurchase payment in the calculation of excess cash flow for the year ended September 30, 2005. During the second quarter of fiscal 2006, the Company paid $2,074 related to the excess cash flow requirement.

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

The Company had available under its revolving credit facility $7,000 and $8,000 at June 30, 2006 and September 30, 2005, respectively.

The Company’s long-term debt and capital lease obligations consist of the following:

	June 30, 2006	September 30, 2005
Revolving credit facility due September 29, 2009, bearing interest at a variable rate (8.9% at June 30, 2006).	$1,000	$-
Term loan due September 29, 2009, balance bearing interest at a variable rate, (9.9% at June 30, 2006) payable in quarterly installments of $712.	9,252	13,600

Capital leases	-	29
	10,252	13,629

Less current portion	(2,847)	(5,503)
	$7,405	$8,126

Note 11. Product Warranties

The Company establishes a product warranty liability based on a percentage of product sales. The liability is based on historical return rates of products and amounts for significant and specific warranty issues, and is included in accrued expenses in the accompanying consolidated balance sheets. Warranty is limited to a specific time period, mileage or hours of use, and varies by product, application and customer. The Company has recorded a liability, which in the opinion of management is adequate to cover such warranty costs. Following is a reconciliation of the changes in the Company’s warranty liability for the three and nine month periods ended June 30, 2006 and 2005:

	Three and Nine Month Periods Ended June 30, 2006		Three and Nine Month Periods Ended June 30, 2005
Balance at September 30, 2005	$1,656	Balance at September 30, 2004	$1,393
Payments	(179)	Payments	(164)
Additional accruals	334	Additional accruals	304
Balance at December 31, 2005	$1,811	Balance at December 31, 2004	$1,533
Payments	(306)	Payments	(510)
Additional accruals	252	Additional accruals	374
Accrual adjustments	(184)	Accrual adjustments	-
Balance at March 31, 2006	$1,573	Balance at March 31, 2005	$1,397
Payments	(223)	Payments	(159)
Additional accruals	232	Additional accruals	319
Accrual adjustments	-	Accrual adjustments	-
Balance at June 30, 2006	$1,582	Balance at June 30, 2005	$1,557

Included in the warranty liability at June 30, 2006 are warranty liabilities associated with our former passenger car and light truck product lines, which were sold on September 30, 2003. The Company recorded a $400 warranty liability during 2003 related to products sold from our passenger car and light truck product lines in fiscal 2003. The Company’s obligation for products sold by these product lines relates only to products sold prior to September 30, 2003.

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

Components of Net Periodic Benefit Cost:
	Salaried Employees Plan		Hourly Employees Plan
	Three Month Period Ended June 30,		Three Month Period Ended June 30,
	2006	2005	2006	2005
Service cost	$-	$-	$36	$37
Interest cost	69	69	103	109
Expected return on plan assets	(63)	(51)	(93)	(65)
Amortization of prior service cost	-	-	13	14
Amortization of loss	29	25	86	92
Net periodic benefit cost	$35	$43	$145	$187

	Salaried Employees Plan		Hourly Employees Plan
	Nine Month Period Ended June 30,		Nine Month Period Ended June 30,
	2006	2005	2006	2005
Service cost	$-	$-	$108	$111
Interest cost	207	207	309	327
Expected return on plan assets	(189)	(153)	(279)	(195)
Amortization of prior service cost	-	-	39	42
Amortization of loss	87	75	258	276
Net periodic benefit cost	$105	$129	$435	$561

The Company expects total contributions to its pension plans in fiscal 2006 to be $1,404. As of June 30, 2006, the Company has made contributions of $1,031 and will make the remaining contributions of $373 in July 2006.

The Company also provides health care and life insurance benefits for certain of its retired employees. These benefits are subject to deductibles, co-payment provisions and other limitations. Disclosures regarding the components of net periodic benefit cost and contributions of the Company’s post-retirement plan are required for interim financial statements and are included below. The Company did not make any contributions to the post-retirement plan for the three and nine month periods ended June 30, 2006 and 2005.

Components of Net Periodic Benefit Cost:
	Post-Retirement Plan
	Three Month Period Ended June 30,		Nine Month Period Ended June 30,
	2006	2005	2006	2005
Service cost	$1	$2	$3	$6
Interest cost	50	65	150	195
Amortization	(7)	6	(21)	18
Net periodic benefit cost	$44	$73	$132	$219

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

During the first quarter of fiscal 2006, AIP sold all of its shares of stock in the Company to three purchasers: (i) the Company; (ii) Dolphin Offshore Partners L.P. (“Dolphin”), an affiliate of Dolphin Advisors, LLC (“Dolphin Advisors”); and (iii) an investment group arranged by Taglich Brothers, Inc. The Company repurchased 416,666 shares at $7.68 per share. Dolphin purchased 355,420 shares at $7.68 per share. The investment group arranged by Taglich Brothers, Inc. purchased 355,420 shares also at $7.68 per share. Peter E. Salas, a member of the Board of Directors of the Company, manages Dolphin and Carlos P. Salas, also a member of the Board of Directors of the Company, is a member of Dolphin Advisors. Douglas E. Hailey, also a member of the Board of Directors of the Company, is the Vice President of the Investment Banking Division of Taglich Brothers, Inc. In conjunction with these sales by AIP, the put/call option agreement was terminated and the parties were released from their obligations under this agreement.

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

During the first quarter of fiscal 2006, the Company paid bonuses related to fiscal 2005. As part of the employment agreement with Patrick W. Cavanagh, President and Chief Executive Officer, the Company has the option to pay Mr. Cavanagh a portion of his bonus in shares of common stock of the Company as approved by the board of directors. The Company paid $60 of Mr. Cavanagh’s bonus in shares of common stock equal to 6,223 shares at a price of $9.66 per share. Additionally, in the third quarter of fiscal 2006, the Company elected to pay 7% of Mr. Cavanagh’s fiscal 2006 salary in common stock of the Company and issued 1,306 shares of restricted common stock at $12.86 per share. Also during the third quarter of fiscal 2006, the Company paid approximately $5 of Dennis E. Bunday’s, Executive Vice President and Chief Financial Officer, salary in common stock of the Company and issued 388 shares of restricted common stock at $12.86 per share.

In June 2005, the Company issued 12,722 shares of restricted common stock to its President and Chief Executive Officer at $7.86 per share. As part of his employment agreement, he was entitled to a one-time signing bonus payable in May 2005, of which $100 would be paid in shares of common stock, valued at the average trading price for the preceding 30 days and $100 payable in cash. Additionally, this agreement grants the Company the option to pay up to 7% of his annual base salary in shares of common stock. In June 2005, the Company elected to pay 7% of his fiscal 2005 salary in common stock of the Company and issued 2,137 shares of restricted stock at $7.86 per share.

Note 14. Segment Information

The Company accounts for its segments in accordance with SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information.” During the three and nine month periods ended June 30, 2006 and 2005, the Company operated in one segment: vehicle components.

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

The soil and groundwater at our Portland, Oregon facility contains certain contaminants, which were deposited from approximately 1968 through 1995. Some of this contamination has migrated offsite to a neighboring property. The Company has retained an environmental consulting firm to investigate the extent of the contamination and to determine what, if any, remediation will be required and the associated costs. During the third quarter of fiscal 2004, we entered into the Oregon Department of Environmental Quality’s voluntary clean-up program and during fiscal 2004 we established a liability of $950 for this matter. As of June 30, 2006, this liability has been reduced to $561 to reflect expenditures made to complete portions of the investigation. The Company has made contribution claims for investigation and remediation costs against both prior operators of the property and a former owner of the property under the Federal Superfund Act and the Oregon Cleanup Law. The Company believes it also has a contractual right to indemnification from one of the prior operators of the property for a portion of the investigation and remediation costs and has notified the prior operator of this indemnity claim. The Company is exploring the possibility of cooperative settlement with both prior operators and the prior owner of the property. The Company intends to pursue legal action against the prior owner and these prior operators if settlements cannot be reached in a reasonable time. During the second quarter of fiscal 2006, Dana Corporation (“Dana”), the prior owner from whom the Company has a contractual right to indemnification, filed a Chapter 11 bankruptcy petition in the United States Bankruptcy Court for the Southern District of New York. At this time it is uncertain how this petition will impact the ultimate recovery from Dana, however, the Company has not previously reflected any potential recovery in its consolidated financial statements. The Company believes that even with a resolution of the claims against the prior operators and owner of the property, the Company will be liable for some portion of the ultimate costs.

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

Williams Controls, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in thousands, except share and per share amounts)

This section summarizes the significant factors affecting our consolidated results of operations, financial condition and liquidity position for the three and nine month periods ended June 30, 2006 and 2005. This section should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this document. Statements in this report that relate to future results and events are based on our current expectations. Actual results in future periods may differ materially from those currently expected or desired because of a number of risks and uncertainties. For a discussion of factors affecting our business, see “Risk Factors” later in this document.

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

Stock-Based Compensation Expense

As of October 1, 2005, we adopted SFAS No. 123R, which requires us to measure compensation cost for all outstanding unvested share-based awards, and awards we grant, modify, repurchase or cancel in the future, at fair value and recognize compensation over the requisite service period for awards expected to vest. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results differ from our estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when calculating fair value including estimated stock price volatility, expected term and expected forfeitures. Factors considered in estimating forfeitures include the types of awards, employee class, and historical experience. Actual results may differ substantially from these estimates. We recorded $102 and $325 of stock-based compensation expense for the three and nine month periods ended June 30, 2006. Stock-based compensation expense recorded in the three month period ended June 30, 2006 included $13 in cost of sales, $7 in research and development, $12 in selling and the remaining $70 in administration expense. Stock-based compensation expense recorded in the nine month period ended June 30, 2006 included $37 in cost of sales, $19 in research and development, $36 in selling and the remaining $233 in administration expense.

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

Results of Operations

Financial Summary

(Dollars in Thousands)

	Three Month Period Ended June 30,			Nine Month Period Ended June 30,
	2006	2005	% Change	2006	2005	% Change
Net sales	$19,898	$17,192	15.7%	$54,826	$49,928	9.8%
Cost of sales	12,801	11,348	12.8%	35,583	32,901	8.2%
Gross profit	7,097	5,844	21.4%	19,243	17,027	13.0%
Research and development	898	855	5.0%	2,560	2,445	4.7%
Selling	522	364	43.4%	1,501	974	54.1%
Administration	1,235	1,577	(21.7%)	4,024	4,397	(8.5%)
Realignment of operations	229	-	100.0%	353	-	100.0%

Operating income	$ 4,213	$ 3,048	38.2%	$10,805	$ 9,211	17.3%

As a percentage of net sales:
Cost of sales	64.3%	66.0%	64.9%	65.9%
Gross margin	35.7%	34.0%	35.1%	34.1%
Research and development	4.5%	5.0%	4.7%	4.9%
Selling	2.6%	2.1%	2.7%	2.0%
Administration	6.2%	9.2%	7.3%	8.8%
Realignment of operations	1.2%	-	0.6%	-
Operating income	21.2%	17.7%	19.7%	18.4%

Comparative – Three month periods ended June 30, 2006 and 2005

NM = Not Meaningful

			Percent Change
For the Three Month Period Ended June 30:	2006	2005	2006 to 2005
Net sales	$19,898	$17,192	15.7%

Net sales increased $2,706 in the third quarter of fiscal 2006 compared to the third quarter of fiscal 2005, primarily due to increased sales volumes of electronic throttle control systems, specifically in the North American, Asian and European markets, and to a lesser extent increases in sales of our pneumatic control systems.

			Percent Change
For the Three Month Period Ended June 30:	2006	2005	2006 to 2005
Gross profit	$7,097	$5,844	21.4%

Gross profit was $7,097, or 35.7% of net sales in the third quarter of 2006, an increase of $1,253 compared to the gross profit of $5,844, or 34.0% of net sales, in the comparable fiscal 2005 period.

The increase in gross profit in the third quarter of fiscal 2006 is primarily driven by a 15.7% increase in sales of electronic throttle and pneumatic control systems to heavy truck and transit bus customers and a decrease in overhead expenses as a percentage of net sales. Gross profit was negatively impacted by actual overhead expenses increasing over the prior year as a result of costs associated with our manufacturing facility in Suzhou, China, which was opened during the second quarter of fiscal 2005 and an overall increase in labor costs to support higher sales volumes.

			Percent Change
For the Three Month Period Ended June 30:	2006	2005	2006 to 2005
Research and development	$898	$855	5.0%

Research and development activity for the third fiscal quarter of 2006 remained relatively constant when compared to the comparable period in 2005, increasing by $43. The increase in research and development expense is attributable to a larger number of projects under development during fiscal 2006. The Company’s research and development expenditures will fluctuate based on the products under development at any given point in time. Overall, we expect research and development expenses to increase over fiscal 2005 levels due to additional new product design projects and continued sensor development efforts.

			Percent Change
For the Three Month Period Ended June 30:	2006	2005	2006 to 2005
Selling	$522	$364	43.4%

Selling expenses increased $158 during the three month period ended June 30, 2006 as compared with the three month period ended June 30, 2005. In the second half of fiscal 2005 and the first nine months of fiscal 2006, the Company took several steps in expanding its sales efforts, including the addition of sales personnel in the United States and increased promotional materials. Selling expenses for our European and China sales offices also increased over the third quarter in the prior year as we continue to increase the sales and marketing efforts in these offices. We expect to continue to incur increased expenses associated with our current foreign customers and expanded selling and marketing efforts worldwide.

			Percent Change
For the Three Month Period Ended June 30:	2006	2005	2006 to 2005
Administration	$1,235	$1,577	(21.7%)

Administration expenses for the three month period ended June 30, 2006 decreased $342 when compared with the same period in fiscal 2005. The decrease in administration expenses is primarily a result of decreased legal costs associated with the class action lawsuit discussed in Note 15 to our unaudited condensed consolidated financial statements and other legal costs, a reduction in management fees as discussed in Note 13, and to a lesser extent fiscal 2005 included one time compensation costs associated with the commencement of employment of our President and Chief Executive Officer. Offsetting these decreases was an increase in information technology expenses to support our international operations and stock option compensation expense as a result of adopting SFAS No. 123R in the current fiscal year.

			Percent Change
For the Three Month Period Ended June 30:	2006	2005	2006 to 2005
Realignment of operations	$229	$ -	100.0%

The Company recorded expenses of $229 related to its realignment of operations as discussed in Note 3 of the Unaudited Condensed Consolidated Financial Statements.

			Percent Change
For the Three Month Period Ended June 30:	2006	2005	2006 to 2005
Interest income	$(13)	$(13)	0%
Interest expense	$323	$312	3.5%

Interest expense increased $11 in the third quarter of fiscal 2006 as compared to the third quarter of fiscal 2005 primarily due to higher overall interest rates. We expect interest expense to decrease in fiscal 2006 when compared to fiscal 2005 due to the continued reduction of debt levels resulting from scheduled debt payments each quarter.

			Percent Change
For the Three Month Period Ended June 30:	2006	2005	2006 to 2005
Loss on put/call option agreement	$ -	$59	NM

The Company recorded a $59 loss in the third quarter of fiscal 2005 related to the change in the net value of the Put and Call option agreement as discussed in Note 13 of the Unaudited Condensed Consolidated Financial Statements. As discussed in Note 13, the Put and Call option agreement was terminated during the first quarter of fiscal 2006 with no significant gain or loss.

			Percent Change
For the Three Month Period Ended June 30:	2006	2005	2006 to 2005
Other (income) expense, net	$ (151)	$ 1	NM

Other (income) expense was income of $151 in the third quarter of fiscal 2006 compared to expenses of $1 in third quarter of fiscal 2005. This increase in other income is primarily due to recording a gain of $161 for the reversal of old accounts payable related to closed insolvent subsidiaries of the Company as discussed in Note 9 of the Unaudited Condensed Consolidated Financials Statements.

			Percent Change
For the Three Month Period Ended June 30:	2006	2005	2006 to 2005
Income tax expense	$1,285	$1,079	19.1%

Tax expense reflects an effective tax rate of 31.7% for the three month period ended June 30, 2006 compared to an effective tax rate of 40.1% for the comparable three month period in fiscal 2005.

The reduction in the tax rate was primarily caused by the following factors: a significant reduction in the amount of foreign entity losses for which no tax benefit is provided; a reduction in the state tax rate due to the Oregon “kicker” refund; and the inclusion of the manufacturing production deduction, which became effective in fiscal 2006 for the first time.

Comparative – Nine month periods ended June 30, 2006 and 2005

NM = Not Meaningful

			Percent Change
For the Nine Month Period Ended June 30:	2006	2005	2006 to 2005
Net sales	$54,826	$49,928	9.8%

Net sales increased $4,898 in the first nine months of fiscal 2006 compared to the first nine months of fiscal 2005, primarily due to increased sales volumes of electronic throttle control systems, specifically in the North American, Asian and European markets, and to a lesser extent increases in sales of our pneumatic control systems.

			Percent Change
For the Nine Month Period Ended June 30:	2006	2005	2006 to 2005
Gross profit	$19,243	$17,027	13.0%

Gross profit was $19,243, or 35.1% of net sales in the first nine months of 2006, an increase of $2,216 compared to the gross profit of $17,027, or 34.1% of net sales, in the comparable fiscal 2005 period.

The increase in gross profit in fiscal 2006 is primarily driven by a 9.8% increase in sales of electronic throttle and pneumatic control systems to heavy truck and transit bus customers and a reduction in our warranty liability of $184 as discussed in Note 11 to our unaudited condensed consolidated financial statements, and reductions in pension and post-retirement benefit costs. Gross profit was negatively impacted by overhead expenses increasing over the prior year as a result of costs associated with our manufacturing facility in Suzhou, China, which was opened during the second quarter of fiscal 2005 and increased labor costs to support higher sales volumes.

			Percent Change
For the Nine Month Period Ended June 30:	2006	2005	2006 to 2005
Research and development	$2,560	$2,445	4.7%

Research and development expenses increased $115 for the first nine months of fiscal 2006 compared to the comparable period in fiscal 2005. The increased research and development expense is largely attributable to an increase in development efforts for new products, markets and sensors, resulting in higher staffing levels and an overall increase in project expenses. The Company’s research and development expenditures will fluctuate based on the products under development at any given point in time. Overall, we expect research and development expenses to increase over fiscal 2005 levels due to additional new product design projects and continued sensor development efforts.

			Percent Change
For the Nine Month Period Ended June 30:	2006	2005	2006 to 2005
Selling	$1,501	$974	54.1%

Selling expenses increased $527 for the nine month period ended June 30, 2006 as compared with the nine month period ended June 30, 2005. In the second half of fiscal 2005 and the first nine months of fiscal 2006, the Company took several steps in expanding its sales efforts, including the addition of sales personnel in the United States, China and Europe and increased promotional materials. Additionally, we opened our Europe and China sales offices in mid-fiscal 2005, and accordingly we did not incur significant costs associated with these offices during the first nine months of fiscal 2005 as compared to the first nine months of fiscal 2006. We expect to continue to incur increased expenses associated with our current foreign customers and expanded selling and marketing efforts worldwide.

			Percent Change
For the Nine Month Period Ended June 30:	2006	2005	2006 to 2005
Administration	$4,024	$4,397	(8.5%)

Administration expenses for the first nine months of fiscal 2006 decreased $373 as compared to the same period in fiscal 2005. Included in administration expenses for the nine month period ended June 30, 2005 were one time compensation and relocation costs incurred in the first nine months of fiscal 2005 with the commencement of employment of our President and Chief Executive Officer and management fees, which were reduced as discussed in Note 13 to our unaudited condensed consolidated financial statements. Additionally, legal costs associated with the class action lawsuit discussed in Note 15 and other legal costs decreased from the prior year. Offsetting these reductions was an increase in information technology expenses to support our international operations and stock option compensation expense as a result of adopting SFAS No. 123R in the current fiscal year.

			Percent Change
For the Nine Month Period Ended June 30:	2006	2005	2006 to 2005
Realignment of operations	$353	$ -	100.0%

The Company recorded expenses of $353 related to its realignment of operations as discussed in Note 3 of the Unaudited Condensed Consolidated Financial Statements.

			Percent Change
For the Nine Month Period Ended June 30:	2006	2005	2006 to 2005
Interest income	$(53)	$(33)	60.6%
Interest expense	$955	$1,134	(15.8%)

Interest expense decreased $179 in the first nine months of fiscal 2006 as compared to the same period in fiscal 2005 due to reductions in debt levels, partially offset by higher overall interest rates. We expect interest expense to continue to decrease in fiscal 2006 when compared to fiscal 2005 due to the continued reduction of debt levels resulting from scheduled debt payments each quarter.

			Percent Change
For the Nine Month Period Ended June 30:	2006	2005	2006 to 2005
Gain on put/call option agreement	$ -	($323)	NM

The Company recorded a $323 gain in the nine month period ended June 30, 2005 related to the change in the net value of the Put and Call option agreement as discussed in Note 13 of the unaudited condensed consolidated financial statements. As discussed in Note 13, the Put and Call option agreement was terminated during the first quarter of fiscal 2006 with no significant gain or loss.

			Percent Change
For the Nine Month Period Ended June 30:	2006	2005	2006 to 2005
Other (income) expense, net	$ (317)	$ (23)	NM

Other (income) expense was income of $317 in the first nine months of fiscal 2006 compared to income of $23 in the comparable period in fiscal 2005. This increase in other income is primarily due to recording a gain of $339 in the nine month period ended June 30, 2006 compared to a gain of $53 for the same period in fiscal 2005 for the reversal of old accounts payable related to closed insolvent subsidiaries of the Company as discussed in Note 9 of the Unaudited Condensed Consolidated Financials Statements.

			Percent Change
For the Nine Month Period Ended June 30:	2006	2005	2006 to 2005
Income tax expense	$3,486	$3,357	3.8%

Tax expense reflects an effective tax rate of 34.1% for the first nine months of fiscal 2006 compared to an effective tax rate of 39.7% for the comparable period in fiscal 2005.

The reduction in the tax rate was primarily caused by the following factors: a significant reduction in the amount of foreign entity losses for which no tax benefit is provided; a reduction in the state tax rate due to the Oregon “kicker” refund; and the inclusion of the manufacturing production deduction, which became effective in fiscal 2006 for the first time.

Financial Condition, Liquidity and Capital Resources

Cash generated by operating activities was $4,013 for the first nine months of fiscal 2006, a decrease of $5,471 from the cash generated by operating activities of $9,484 during the first nine months of fiscal 2005. Cash flows from operations for the nine month period ended June 30, 2006 included net income of $6,734 and a non-cash deferred tax provision of $760 related to utilization of the remaining net operating loss. Cash flows from operations for the nine month period ended June 30, 2005 included net income of $5,099 and a non-cash deferred tax provision of $3,047 related to utilization of a portion of the net operating loss.

Cash flows from operations primarily decreased in the nine month period ended June 30, 2006 compared to the corresponding prior year period due to an increase in inventories, a decrease in accounts payable and an increase in tax payments as we utilized our remaining federal net operating loss carryforwards in the first quarter of fiscal 2006. The higher inventory levels are associated primarily with additional safety stock to facilitate changing suppliers, the transfer of some manufacturing from our Portland, Oregon to Suzhou, China facility, increased lead times associated with sourcing of components from overseas suppliers and additional inventory levels to support our China operations. In addition, cash flows from operations for the nine month period ended June 30, 2006 included payments to our pension plans of $1,031. For the nine month period ended June 30, 2005, we made payments of $795 to fund our pension plans. We believe we will continue to generate positive cash from continuing operations.

Cash used in investing activities was $1,734 for the nine month period ended June 30, 2006 and was comprised solely of purchases of property, plant and equipment. For the nine month period ended June 30, 2005, cash used in investing activities was $2,311 and was comprised solely of purchases of property, plant and equipment. We expect our cash use for investing activities to increase throughout the fiscal year as we continue to make purchases of capital equipment.

Cash used in financing activities was $6,361 for the nine month period ended June 30, 2006, compared to cash used in financing activities of $5,601 for the nine month period ended June 30, 2005. The use of cash for financing activities for the first nine months of fiscal 2006 primarily relates to the repurchase of common stock from AIP of $3,200, scheduled debt payments on our Merrill Lynch term loan and the payment of $2,074 related to the excess cash flow requirement of our loan agreement with Merrill Lynch. Offsetting these uses of cash were net borrowings on our revolving credit facility of $1,000 and proceeds from the exercise of stock options. The cash used for financing activities in the first nine months of fiscal 2005 primarily relates to scheduled debt payments on our Merrill Lynch term loan and the payoff of our then existing revolving credit facility with Merrill Lynch.

Contractual Obligations as of June 30, 2006

At June 30, 2006, our contractual obligations consisted of bank debt, operating lease obligations, a service agreement and a license agreement. We do not have any material letters of credit, purchase commitments, or debt guarantees outstanding at June 30, 2006. Maturities of these contractual obligations consist of the following:

	Payments due by period
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Term loan	$9,252	$2,847	$6,405	$-	$-
Revolver	1,000	-	1,000	-	-
Operating leases	1,416	345	879	192	-
MMT license - minimum royalties	365	-	65	150	150
Management Services Agreement	120	-	120	-	-
	$12,153	$3,192	$8,469	$342	$150

Certain liabilities, including those related to our pension and post-retirement benefit plans, are reported in the accompanying consolidated balance sheets but are not reflected in the table above due to the absence of stated maturities. The Company has net obligations at June 30, 2006 related to its pension plans and post-retirement medical plan of $4,563 and

$3,243, respectively. The Company funded $1,031 to its pension plans during the first nine months of fiscal 2006 compared to contributions of $795 for the first nine months of fiscal 2005. We expect to make payments of approximately $373 throughout the rest of fiscal 2006.

At June 30, 2006, we had $7,000 available under our revolving credit facility with Merrill Lynch plus cash and cash equivalents of $970. We believe these resources, when combined with cash provided by operations, will be sufficient to meet our working capital needs on a short-term and long-term basis.

Included in the accompanying consolidated balance sheet is approximately $987 of accounts payable related to closed insolvent subsidiaries of the Company. In accordance with SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, a debtor can only relieve itself of a liability if it has been extinguished. A liability is considered extinguished if (a) the debtor pays the creditor and is relieved of its obligation for the liability or (b) the debtor is legally released from being the primary obligor under the liability, either judicially or by the creditor. During the three and nine month periods ended June 30, 2006, the Company was judicially released from and reversed $161 and $339, respectively, of old accounts payable related to closed insolvent subsidiaries of the Company resulting in a gain, which has been recorded in other (income) expense in the accompanying condensed consolidated statements of operations. During the three and nine month periods ended June 30, 2005, the Company was judicially released from and reversed $2 and $53, respectively. The Company expects to reverse amounts in future periods based on the recognition of the liabilities being judicially released in accordance with SFAS No. 140 of $222 remaining in fiscal 2006; $731 in fiscal 2007; and $34 in fiscal 2010.

Recently Issued Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of SFAS No. 109, “Accounting for Income Taxes”, which clarifies the accounting uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109. The interpretation prescribes a recognition threshold of more-likely-than-not and a measurement attribute on all tax positions taken or expected to be taken in a tax return in order to be recognized in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. Accordingly, the Company will adopt FIN 48 on October 1, 2007 and the Company is currently assessing the impact FIN 48 will have on its financial statements.

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

•

As of June 30, 2006, the outstanding balance on the term loan was $9,252 and the outstanding balance on the revolving loan was $1,000. The effective annual interest rate on the term loan and revolving loan was 9.9% and 8.9%, respectively, as of June 30, 2006. The Company does not believe that a hypothetical 10% change in end of the period interest rates or changes in future interest rates on these variable rate obligations would have a material effect on its financial position, results of operations, or cash flows. The Company has not hedged its exposure to interest rate fluctuations.

Foreign Currency Risk:

•

We sell our products to customers in the heavy truck, transit bus and off-road equipment industries. For the nine month periods ended June 30, 2006 and 2005, the Company had foreign sales of approximately 35.4% and 34.6% of net sales, respectively. All of the worldwide sales in the first nine months of fiscal 2005 and all but $163 of sales in the first nine months of fiscal 2006 were denominated in U.S. dollars. During fiscal 2005, we established a manufacturing facility in Suzhou, China and we opened sales offices in Shanghai, China and Ismaning (which is near Munich), Germany. The Company does not believe that changes in future exchange rates would have a material effect on its financial position, results of operations, or cash flows as the majority of its foreign sales transactions are currently denominated in U.S. dollars and the investments in China and Germany are relatively small at this time in relation to our United States operations; however, we anticipate that in future years a higher percentage of our sales will be denominated in currencies other than the U.S. dollar. As a result, the Company has not entered at this time into forward exchange or option contracts for transactions to hedge against foreign currency risk. The Company will continue to assess its foreign currency risk as its international operations and sales increase.

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

The soil and groundwater at our Portland, Oregon facility contains certain contaminants. Some of this contamination has migrated offsite to a neighboring property and potentially to other properties. We have retained an environmental consulting firm to investigate the extent of the contamination and to determine what, if any, remediation will be required and the associated costs. During the third quarter of fiscal 2004, we entered the Oregon Department of Environmental Quality’s voluntary clean-up program and during fiscal 2004 we established a liability of $950 for this matter. As of June 30, 2006, this liability was $561. Our costs could exceed this liability. We may incur substantial expenses if we are required to remediate the contamination, which would adversely affect our profit margins, results from operations and stockholder value.

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

We sell products in Canada, Belgium, Sweden, Mexico, South America, the Pacific Rim nations, Australia, China and certain European nations, and have a manufacturing and sales operation in China, and a sales and technical center in Germany. For both the first nine months of fiscal 2006 and 2005, foreign sales were approximately 35% of net sales. For the fiscal years ended September 30, 2005, 2004 and 2003, foreign sales were approximately 35%, 33%, and 31% of net sales, respectively. Although currently virtually all of our sales and purchases are made in U.S. dollars, we anticipate that over time more of our sales will be denominated in foreign currencies. We do not presently engage in any hedging of foreign currency risk. In the future, our operations in the foreign markets will likely become subject to fluctuations in currency values between the U.S. dollar and the currency of the foreign markets. Our results from operations and stockholder value could be adversely affected if currency of any of the foreign markets increases in value relative to the U.S. dollar.

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

Our Company currently qualifies as a non-accelerated filer in accordance with Rule 12b-2 of the Securities Exchange Act of 1934. We are therefore not currently subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX 404”). If we were to become an accelerated filer under Rule 12b-2 of the Securities Exchange Act of 1934, or meet other criteria requiring us to comply with SOX 404, which under current SEC rules we would have to comply with SOX 404 beginning in the fiscal year ended September 30, 2007, we could incur significant costs and expenses in becoming compliant and continuing to comply with SOX 404. Such costs and expenses would include, without limitation, internal expenses associated with the development and implementation of tests and processes relating to our internal controls, as well as increased expenses payable to our external auditors. Such costs and expenses may adversely affect our results from operations and cash flows.

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

WILLIAMS CONTROLS, INC.

Date: August 10, 2006	/s/ PATRICK W. CAVANAGH Patrick W. Cavanagh President and Chief Executive Officer
Date: August 10, 2006	/s/ DENNIS E. BUNDAY Dennis E. Bunday Chief Financial Officer