Form 10-K
period 2006-09-30
WILLIAMS CONTROLS INC
filed 2006-12-14
CIK 854860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

__________

FORM 10-K
__________

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number 0-18083

________________

Williams Controls, Inc.
(Exact name of registrant as specified in its charter)

Delaware	84-1099587
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

14100 SW 72nd Avenue
Portland, Oregon	97224
(Address of principal executive office)	(Zip code)

________________

Registrant’s telephone number, including area code:
(503) 684-8600

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock ($.01 par value)

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check One)

     Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☒

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒

     The aggregate market value of voting common shares (based upon the closing price of the shares as reported on the over the counter bulletin board) of Williams Controls, Inc. held by non-affiliates was approximately $70,306,262 as of March 31, 2006.

     As of December 1, 2006, there were 7,442,510 shares of Common Stock outstanding.

Documents Incorporated by Reference

The registrant has incorporated by reference into Part III of this Form 10-K portions of its
Proxy Statement for the Annual Meeting of Stockholders to be held February 28, 2007.

Williams Controls, Inc.

Index to 2006 Form 10-K

		Page
Part I
Item 1.	Business	3–8
Item 1A.	Risk Factors	8–10
Item 1B.	Unresolved Staff Comments	11
Item 2.	Properties	11
Item 3.	Legal Proceedings	11
Item 4.	Submission of Matters to a Vote of Security Holders	11

Part II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer
	Purchases of Equity Securities	12
Item 6.	Selected Financial Data	12–13
Item 7.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	13–23
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	23
Item 8.	Financial Statements and Supplementary Data	24
Item 9.	Changes in and Disagreements with Accountants on Accounting and
	Financial Disclosure	53
Item 9A.	Controls and Procedures	53–54
Item 9B.	Other Information	54

Part III
Item 10.	Directors and Executive Officers of the Registrant	55
Item 11.	Executive Compensation	55
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related
	Stockholder Matters	55
Item 13.	Certain Relationships and Related Transactions	55
Item 14.	Principal Accountant Fees and Services	55

Part IV
Item 15.	Exhibits and Financial Statement Schedules	56

Signatures		57

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

General

     We design, manufacture and sell electronic throttle and pneumatic control systems for heavy trucks, transit busses and off-road equipment. Electronic throttle controls send a signal proportional to throttle position to adjust the speed of electronically controlled engines. The use of electronically controlled engines is influenced primarily by emissions regulations, because these engines generally produce lower emissions. The original applications of electronic engines and electronic throttle controls were in heavy trucks and transit busses in the United States and Europe in the late 1980’s. As a result of the continuing implementation of more stringent emissions standards worldwide, demand for electronically controlled engines and electronic throttle control systems is expanding. Both China and India have announced requirements for more stringent emissions standards for heavy trucks and transit busses. Additionally, worldwide emissions regulations have been enacted that increase the use of electronic throttle controls in off-road equipment. We also produce a line of pneumatic control products, which are sold to the same customer base as our electronic throttle controls. These pneumatic products are used for vehicle control system applications. We believe that the demand for our products will be driven by worldwide emissions legislation and the economic cycles for heavy trucks, transit busses and off-road equipment.

     During the year ended September 30, 2006, we sold approximately 64% of our products in the United States and approximately 36% internationally. We sell the majority of our products directly to large heavy truck, transit bus and off-road original equipment manufacturers worldwide. Our largest customers include Freightliner, LLC, The Volvo Group, Paccar, Inc., Navistar International Corporation, Caterpillar, Inc., and Hyundai Motor, Co. We also sell our products through a network of independent distributors and representatives, which sell to smaller original equipment manufacturers and to truck and bus owners as replacement parts.

     Prior to 2005, all of our products have been produced in, and sold from, our Portland, Oregon facility. To better address existing and developing international heavy truck, transit bus and off-road markets, we established during fiscal 2005 a manufacturing facility in Suzhou, China and opened sales offices in Shanghai, China and Ismaning (which is near Munich), Germany.

     While we believe we are the leader in the market for electronic throttle control systems for heavy trucks, transit busses and off-road equipment, the markets for our products are highly competitive worldwide. Certain of our competitors have substantial financial resources and significant technological capabilities. While our Suzhou, China manufacturing facility will enable us to serve developing international markets, we believe this facility will also enable us to compete more effectively in all of the markets, including domestic markets, we serve. We work closely with our existing and potential customers to design and develop new products and adapt existing products to new applications, and to improve the performance, reliability and cost-effectiveness of our products.

     Adjustable foot pedals are devices which move the throttle, brake and, if applicable, the clutch pedal, closer or further away from the vehicle driver to compensate for driver heights. We have a licensing agreement for an adjustable pedal technology, which allows us to sell adjustable pedals in the medium and heavy truck and transit bus markets. We consider adjustable foot pedals to be a value added addition to our primary electronic throttle control product line. During the year ended September 30, 2006, we sold our first adjustable pedal units. We have focused additional resources in the adjustable pedal market and we expect sales of these products to continue to grow throughout fiscal 2007 and beyond.

     Electronic sensors are a significant component of our electronic throttle controls. We have historically purchased contacting sensors for use in our heavy truck, transit bus and off-road product lines from third parties. The two principal sensor technologies are contacting and non-contacting. In fiscal 2005 we began developing sensors for use in our products. To further develop our sensor technology, we obtained a license to use certain non-contacting sensor technology from Moving Magnet Technology S.A. and assembled a team of sensor engineers to develop both contacting and non-contacting sensors. In the second half of fiscal 2006 we began serial production of both contacting and non-contacting sensors. Although no assurances can be given, it is our intention to use internally produced sensors in a majority of our products.

Realignment of Operations

     During the second quarter of fiscal 2006, the Company announced a plan for realignment of its Portland, Oregon manufacturing operations as part of ongoing efforts to focus on its core product competencies and improve its global competitiveness. The realignment plan consists of outsourcing all of the Company’s die casting and machining operations to high-quality suppliers, primarily in Asia, and relocating the Company’s assembly operations for the majority of its pneumatic products to its manufacturing facility in Suzhou, China. In conjunction with the realignment, the Company expects to eliminate approximately 47 hourly and 2 salaried positions from its Portland, Oregon headquarters over the next 12 months.

     As part of this realignment plan, the Company expects to incur a one-time termination benefit with those employees affected by the realignment. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” and related guidance, a one-time benefit arrangement must meet certain criteria in order for the Company to recognize a liability for such one-time benefits. The realignment plan must establish the terms of the benefit arrangement, including the benefits that employees will receive upon termination, in sufficient detail to enable employees to determine the type and amount of benefits they will receive if they are involuntarily terminated. The Company did not establish the terms of the benefits to employees in sufficient detail until after it began its negotiations with the United Automobile Workers of America union bargaining committee during the first week of April 2006. As such, the Company did not record any liability for expected termination benefits until the third quarter ended June 30, 2006. The Company’s preliminary estimates of the total costs of the realignment, including the one-time termination benefits to employees, are in the range of $1.5 million. The Company is not able at this time to provide estimates for each type of cost, or for the charge that will result in future cash expenditures, as the actual costs will be based on a variety of factors. The Company recorded realignment expenses of $502 for year ended September 30, 2006, which were recorded in operating expenses in the accompanying condensed consolidated statements of operations. Included in these amounts is a liability of $226 related to employee termination benefits. Employees to be terminated under the realignment plan are required to render service until they are terminated. Therefore, the liability is being recognized ratably over the future service period.

Dispositions

     During the 1990’s we invested in several businesses outside our core area of expertise. Generally, these investments were not successful and resulted in significant losses, stockholders’ deficit and severe liquidity constraints. By September 30, 2004, we had disposed of all such businesses.

     Natural Gas Conversion Our natural gas conversion business, NESC, was sold in fiscal 2004. The financial results of this business were not material to us as a whole.

     Passenger Car and Light Truck On September 30, 2003, we sold our passenger car and light truck electronic throttle control product lines to a competitor, Teleflex, Inc. This product line included the design and production of electronic throttle controls, primarily for certain Ford Motor Company and General Motors product lines.

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

     The major competitors for our electronic throttle controls include AB Eletronik GmbH, Teleflex, Inc., Siemens VDO Automotive AG, Felsted Products, LLC, Hella KGaA Hueck & Co., Heinrich Kubler AG (KSR), and Comesys, Ltd. Other companies, including Dura Automotive Systems, Inc. and CTS Corporation compete in the passenger car and light truck market and may attempt to compete in the heavy truck and transit bus market in the future.

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

Marketing and Distribution

     We sell our products to customers primarily in the heavy truck, transit bus and off-road equipment industries. For the years ended September 30, 2006, 2005 and 2004, Paccar, Inc. accounted for 17%, 17% and 16%, Freightliner, LLC accounted for 17%, 18% and 20%, The Volvo Group accounted for 16%, 18% and 16%, Navistar International Corporation accounted for 8%, 7% and 8% and Caterpillar, Inc. accounted for 5%, 5% and 5%, of net sales from continuing operations, respectively. Approximately 36%, 35% and 33% of net sales in fiscal 2006, 2005 and 2004 respectively, were to customers outside of the United States, primarily in Canada, Belgium, Sweden, Mexico and Korea, and, to a lesser extent, in other European countries, South America, Pacific Rim nations and Australia. We market our products from our sales facilities in Portland, Oregon, Shanghai, China, Ismaning (Munich), Germany and through distributor networks.

     In fiscal 2006, 2005 and 2004, within the vehicle components segment, approximately 84%, 84% and 83% of our sales, respectively, were from sales of electronic throttle controls, with the remainder being sales of pneumatic control systems.

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

     The soil and groundwater at our Portland, Oregon facility contain certain contaminants, which were deposited from approximately 1968 through 1995. Some of this contamination has migrated offsite to neighboring properties. We have retained an environmental consulting firm to investigate the extent of the contamination and to determine what, if any, remediation will be required and the associated costs. During the third quarter of fiscal 2004, we entered into the Oregon Department of Environmental Quality’s voluntary clean-up program and during fiscal 2004 we established a liability of $950 for this matter. As of September 30, 2006, this liability has been reduced to $569 to reflect expenditures made to complete portions of the investigation. We have made contribution claims for investigation and remediation costs against both prior operators of the property and a former owner of the property under the Federal Superfund Act and the Oregon Cleanup Law. We believe we also have a contractual right to indemnification from one of the prior operators of the property for a portion of the investigation and remediation costs and have notified the prior operator of this indemnity claim. We are exploring the possibility of cooperative settlement with both prior operators and the prior owner of the property. We intend to pursue legal action against the prior owner and these prior operators if settlements cannot be reached in a reasonable time. During the second quarter of fiscal 2006, Dana Corporation (“Dana”), a prior owner and operator from whom we have a contractual right to indemnification, filed a Chapter 11 bankruptcy petition in the United States Bankruptcy Court for the Southern District of New York. The Company has filed a proof of Claim against Dana with the Court for the entire cost of the investigation and clean-up. At this time it is uncertain how this bankruptcy petition will impact the ultimate recovery from Dana, however, we have not previously reflected any potential recovery in our consolidated financial statements. We believe that even with a resolution of the claims against the prior operators and owner of the property, we will be liable for some portion of the ultimate costs.

Government Regulation

     Our vehicle component products must comply with the National Traffic and Motor Vehicle Safety Act of 1966, as amended, and regulations promulgated there under, which are administered by the National Highway Traffic Safety Administration (“NHTSA”). If, after an investigation, NHTSA finds that we are not in compliance with any of its standards or regulations, among other things, it may require that we recall products found not to be in compliance, and repair or replace such products. During fiscal 2006, we had no product recalls. We are not aware of any instances of non-compliance with the statute and applicable regulations.

Product Research and Development

     We conduct engineering, research and development and quality control activities to maintain and improve the performance, reliability and cost-effectiveness of our products. Our engineering staff works closely with our customers to design and develop new products and to adapt existing products for new applications. During fiscal 2006, 2005 and 2004, the Company spent $3,412, $3,233 and $3,042, respectively, on these activities for continuing operations. We anticipate that these expenses may increase in the future with development of sensor production capability, as existing customers require additional product designs and with expansion into markets and new products such as adjustable pedals and off-road applications.

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

     During fiscal 2003, we obtained a license agreement for use of an adjustable pedal design for our heavy truck and transit bus product lines. The agreement is for a period of three years and is renewed annually if certain sales thresholds are met. The Company is obligated to make royalty payments based on the number of units it sells. During the year ended September 30, 2006, we sold adjustable pedals and recorded an accrual for royalties related to these sales of $4. No adjustable pedals were sold prior to fiscal 2006. This agreement also required an initial license payment of $200 that was capitalized and will be amortized based on the projection of units sold over the next five years. Based on these projections, we anticipate amortizing four dollars for every adjustable pedal sold. As of September 30, 2006, we amortized approximately $3 related to the number of units sold. We have focused additional resources in the adjustable pedal market and we expect sales of these products to continue to grow throughout fiscal 2007 and beyond.

     Additionally, as part of the sale of the our passenger car and light truck product lines to Teleflex Incorporated on September 30, 2003, we obtained the right to use certain of Teleflex’s adjustable pedal patents in exchange for Teleflex receiving licenses for certain of our patents.

     In fiscal 2005, we entered into an agreement with Moving Magnet Technology SA (“MMT”) to license non-contacting Hall effect sensor technology. We intend to use this license to internally produce non-contacting sensors for use in our electronic throttle controls. The initial licensing fee of $140 was paid and capitalized during fiscal 2005. We will amortize this license fee over a five year period beginning once units are produced and sold, which occurred during the first quarter of fiscal 2006. As of September 30, 2006 we amortized $23 of this initial licensing fee. In addition, we will make royalty payments based on the number of units sold, which includes minimum yearly royalties beginning in year three of this agreement. As of September 30, 2006, we recorded royalty payments of $9 related to units sold during fiscal 2006. We capitalized, as part of the license fee, $229 which is equal to the present value of the minimum royalty payment obligation. This agreement is for a period of ten years and is renewed annually based on written mutual agreement. This agreement may be terminated by the licensor after four years if certain sales thresholds are not met.

Raw Materials; Reliance on Single Source Suppliers

     We produce certain of our products from raw materials, including brass, aluminum, steel, plastic, rubber and zinc, which currently are widely available at reasonable terms. We manufacture certain foot pedals using a contact position sensor manufactured for Caterpillar, Inc., by a third party sensor manufacturer, which is used exclusively on Caterpillar engines. Caterpillar supplies this sensor and requires that its sensor be used on all Caterpillar engines; therefore, we do not consider the Caterpillar sensor supply to be at risk. We purchase other component parts from suppliers, none of which is considered a single source supplier. Although these suppliers have been able to meet our needs on a timely basis, and appear to be willing to continue being suppliers, there is no assurance that a disruption in a supplier’s business, such as a strike, would not disrupt the supply of a component.

     Zinc, aluminum and energy commodity demand has resulted in price increases causing higher costs for some of our components. Although component prices have increased, we have not been subject to supply constraints as a result of the increased demand.

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

Employees

     Our employees engaged in the manufacturing and vehicle components in the Portland, Oregon facility are represented by the International Union, United Automobile Workers of America and Amalgamated Local 492. The current five-year labor agreement expires on August 31, 2008. As of September 30, 2006, we employed a total of 95 people pursuant to this labor agreement. As of September 30, 2006, we employed approximately 86 non-union employees in our Portland, Oregon facility, of which approximately 16 were engaged in manufacturing and approximately 70 were engaged in administrative functions. As of September 30, 2006, we employed 53 non-union employees in China, of which approximately 34 were engaged in manufacturing and approximately 19 engaged in administrative functions. We also employed 2 employees in Europe as of September 30, 2006.

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

     A significant portion of our revenues historically have been derived from a limited number of customers. For the years ended September 30, 2006, 2005 and 2004, Paccar, Inc. accounted for 17%, 17% and 16%, Freightliner, LLC accounted for 17%, 18% and 20%, The Volvo Group accounted for 16%, 18% and 16%, Navistar International Corporation accounted for 8%, 7% and 8%, and Caterpillar, Inc. accounted for 5%, 5% and 5%, respectively, of net sales from continuing operations. The loss of any significant customer would adversely affect our revenues and stockholder value.

Demand for equipment on which our products are installed may decrease, which could adversely affect our revenues and stockholder value.

     We sell our products primarily to manufacturers of heavy trucks, transit busses and off-road equipment. If demand for our customers’ vehicles or equipment decreases, demand for our products would decrease as well. This decrease in demand would adversely impact our revenues and stockholder value.

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

     The soil and groundwater at our Portland, Oregon facility contain certain contaminants. Some of this contamination has migrated offsite to neighboring properties and potentially to other properties. We have retained an environmental consulting firm to investigate the extent of the contamination and to determine what, if any, remediation will be required and the associated costs. During the third quarter of fiscal 2004, we entered the Oregon Department of Environmental Quality’s voluntary clean-up program and during fiscal 2004 we established a liability of $950 for this matter. As of September 30, 2006, this liability was $569. Our overall costs could exceed this liability, which could adversely affect our profit margins, results from operations and stockholder value.

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

     We sell products in Canada, Belgium, Sweden, Mexico, South America, the Pacific Rim nations, Australia, China and certain European nations, purchase components from suppliers in China and Europe, have a manufacturing and sales operation in China, and a sales and technical center in Germany. For the fiscal years ended September 30, 2006, 2005 and 2004, foreign sales were approximately 36%, 35%, and 33% of net sales, respectively. Although currently virtually all of our sales and purchases are made in U.S. dollars, we anticipate that over time more of our purchases of component parts and sales of our products will be denominated in foreign currencies. We do not presently engage in any hedging of foreign currency risk. In the future, our operations in the foreign markets will likely become subject to fluctuations in currency values between the U.S. dollar and the currency of the foreign markets. Our results from operations and stockholder value could be adversely affected if currency of any of the foreign markets increases in value relative to the U.S. dollar.

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

     Economic and political instability may increase in the future in foreign markets. Such instability may make it more difficult to do business in those countries, may make it more expensive to do so and could disrupt supplies of components into our Portland, Oregon facility. If our operations were nationalized by the government of China, this could cause us to write off the value of our operations in such foreign markets and eliminate revenues generated by such operations. Any of these results could result in onetime charges or increased expenses as well as lower revenues, which would adversely affect our results of operations and harm stockholder value.

Risks Related to our Capital Structure:

The market price of our stock has been and may continue to be volatile, which could result in losses for stockholders.

     Our common stock is currently listed on the NASDAQ Capital Market and is thinly traded. Prior to October 9, 2006 our stock was traded on the OTC Bulletin Board. Volatility of thinly traded stocks is typically higher than the volatility of more liquid stocks with higher trading volumes. The market price of our common stock has been and, in the future, could be subject to significant fluctuations as a result of the foregoing, as well as variations in our operating results, announcements of technological innovations or new products by us or our competitors, announcements of new strategic relationships by us or our competitors, general conditions in our industries or market conditions unrelated to our business and operating results. Any of these results could adversely impact stockholder value.

ITEM 1B. UNRESOLVED STAFF COMMENTS

     None.

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

     We lease approximately 40,000 square feet in Suzhou, China for our Williams Controls Asia operation, approximately 500 square feet for our Shanghai, China sales office, and approximately 1,600 square feet for our Williams Controls Europe operation. We believe that these facilities will be adequate to meet our existing needs and our needs for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

     We are a party to various pending judicial and administrative proceedings arising in the ordinary course of business. Our management and legal counsel have reviewed the probable outcome of these proceedings, the costs and expenses reasonably expected to be incurred, the availability and limits of our insurance coverage, and our established liabilities. While the outcome of the pending proceedings cannot be predicted with certainty, based on our review, we believe that any unrecorded liability that may result is not likely to have a material effect on our liquidity, financial condition or results of operations.

     On October 1, 2004, we were named as a co-defendant in a product liability case (Cuesta v. Ford, et al, District Court for Bryant, Oklahoma) that seeks class action status. The complaint seeks an unspecified amount of damages on behalf of the class. We believe the claims to be without merit and we are vigorously defending against this action. There can be no assurance, however, that the outcome of the lawsuit will be favorable to the Company or will not have a material adverse effect on our business, consolidated financial condition and results of operations. We cannot reasonably estimate the possible loss or range of loss at this time. In addition, we have incurred and will continue to incur substantial litigation expenses in defending this litigation.

     On August 1, 2005, Mr. Thomas Ziegler, our former president and chief executive officer, filed a suit against the Company, American Industrial Partners, L.P.; American Industrial Partners Fund III, L.P., and American Industrial Partners Fund III Corporation in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida. This suit is similar to a suit filed by Mr. Ziegler on May 12, 2003 against the same defendants. The 2003 suit was dismissed without prejudice for failure to prosecute. In the suit, Mr. Ziegler alleges that we breached an “oral agreement” with Mr. Ziegler to pay him additional compensation, including a bonus of “at least” $500 for certain tasks performed by Mr. Ziegler while he was the Company’s president and chief executive officer and seeks additional compensation to which he claims he is entitled. We dispute the existence of any such agreement with Mr. Ziegler and are vigorously defending this action.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2006.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     As of October 9, 2006, our common stock is quoted on the NASDAQ Global Market under the symbol “WMCO.” Prior to this date, our common stock was quoted on the over the counter bulletin board (“OTC Bulletin Board”) under the symbol “WCON.”

     The range of high and low bid-closing quotations for our common stock for each fiscal quarter for the past two fiscal years is as follows. At the March 2, 2006 Annual Meeting of stockholders, the stockholders of the Company approved a one-for-six reverse stock split for each share of common stock outstanding on January 27, 2006. The reverse split was effective March 16, 2006 and for the applicable closing prices below, they have been restated to reflect the effect of the one-for-six reverse stock split.

	2006		2005
	High	Low	High	Low
First Quarter	$11.58	$ 7.80	$7.80	$5.34
Second Quarter	$14.10	$10.08	$8.22	$6.30
Third Quarter	$13.24	$11.06	$8.82	$6.90
Fourth Quarter	$12.67	$11.87	$7.68	$6.84

     There were 346 record holders of our common stock as of December 1, 2006. We have never paid a dividend with respect to our common stock and have no plans to pay a dividend on our common stock in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA (Dollars in thousands — except per share amounts)

Consolidated Statement of Operations Data:	Year ended September 30
	2006	2005	2004 (1)	2003 (2)	2002 (3)
Net sales from continuing operations	$74,634	$67,416	$58,050	$51,302	$51,917
Net income (loss) from continuing operations	9,549	7,495	(3,880)	1,044	(2,198)
Net income (loss)	9,549	7,495	(4,058)	936	(961)
Income (loss) from continuing operations — basic	1.29	0.96	(1.06)	(0.30)	(0.84)
Income (loss) from continuing operations — diluted	1.25	0.94	(1.06)	(0.30)	(0.84)
Net income (loss) per common share — basic	1.29	0.96	(1.11)	(0.30)	(0.48)
Net income (loss) per common share — diluted	1.25	0.94	(1.11)	(0.30)	(0.48)
Cash dividends per common share	—	—	—	—	—

Consolidated Balance Sheet Data:	September 30
	2006	2005	2004 (1)	2003 (2)	2002 (3)
Current Assets	$24,037	$20,138	$17,282	$18,684	$15,157
Current Liabilities	17,697	17,616	13,747	17,481	16,266
Working Capital (deficit)	6,340	2,522	3,535	1,203	(1,109)
Total Assets	35,749	33,505	31,125	24,907	26,322
Long-Term Liabilities	9,790	15,308	24,413	24,569	9,915
Redeemable Preferred Stock	—	—	—	—	13,109
Stockholders’ Equity (deficit)	8,262	581	(7,035)	(17,143)	(12,968)

Note: The above amounts reflect NESC and the Automotive Accessories and Agricultural Equipment segments as discontinued operations.

(1)	The 2004 data includes a loss on extinguishment of debt of $19,770, a loss of $178 from discontinued operations, a gain of $209 from the settlement of a sales tax obligation of Aptek and a $210 gain from the extinguishment of old outstanding accounts payable balances of various insolvent subsidiaries. See Notes 6, 13 and 14 of Notes to Consolidated Financial Statements.

(2)	The 2003 data includes a gain on a settlement with a customer of $951 and a net loss of $108 from discontinued operations. In 2003, the Company adopted Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (SFAS No. 150). In accordance with SFAS No. 150, the redeemable preferred stock of $16,072 at September 30, 2003 is included in long-term liabilities. In addition, dividends and accretion on redeemable preferred stock is classified as interest expense since July 1, 2003 in the consolidated statement of operations data.

(3)	The 2002 data includes losses on impairment of investment in Ajay, Inc. of $3,565, a net gain of $1,237 from discontinued operations, and a reduction in interest expense of $720.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands — except share and per share amounts)

     This section summarizes the significant factors affecting our consolidated results of operations, financial condition and liquidity position for the three year period ended September 30, 2006. This section should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this document. Statements in this report that relate to future results and events are based on our current expectations. Actual results in future periods may differ materially from those currently expected or desired because of a number of risks and uncertainties. For a discussion of factors affecting our business, see “ITEM 1 — BUSINESS” in this Annual Report on Form 10-K.

Overview

     During fiscal 2006, we saw our net sales increase $7,218 or 10.7% to a full year record level of $74,634. The increase in sales was primarily due to increased sales volumes of electronic throttle control systems to our heavy truck, transit bus and off-road customers worldwide. For the year ended September 30, 2006, we sold approximately 64% of our products in the United States and approximately 36% to foreign customers. In fiscal 2005, approximately 35% of our products were sold to foreign customers. Net income in fiscal 2006 increased to $9,549, an improvement of 27.4% from net income in fiscal 2005 of $7,495. As a result of increases in cash flows from operations, we paid down our outstanding debt by $5,089 in fiscal 2006.

     Highlights for the year ended September 30, 2006 include the following:

  We repurchased 416,666 shares of the Company’s common stock at $7.68 per share from American Industrial Partners Capital Fund III, L.P. (“AIP”). The remainder of AIP’s shares in the Company were purchased by Dolphin Offshore Partners L.P. and an investment group arranged by Taglich Brothers, Inc.

  The buyback of AIP’s shares terminated the put/call option agreement and terminated the AIP portion of the Amended and Restated Management Services Agreement. In addition, Kirk R. Ferguson and William I. Morris, resigned from their positions on the Company’s Board of Directors and the number of positions on the Board was reduced to seven members.

  During the second quarter of fiscal 2006, we completed a one-for-six reverse stock split, which was approved by the stockholders during the March 2, 2006 Annual Meeting of Stockholders. The reverse split was effective March 16, 2006 and was intended to facilitate listing of the Company’s common stock on the NASDAQ Global Market. Effective with the reverse split the Company’s trading symbol was changed to “WCON” from “WMCO”.

The Company filed a listing application to list its common stock on the NASDAQ Global Market and on October 9, 2006 the Company’s common stock began trading on the NASDAQ Global Market under the trading symbol “WMCO”. Prior to that time, the Company’s common stock was listed on the OTC Bulletin Board market under the trading symbol “WCON”.

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

     As we move forward into fiscal 2007 and beyond, we will continue to work closely with our existing and potential customers to design and develop new products and adapt existing products to new applications, and to improve the performance, reliability and cost-effectiveness of our products.

Results of Operations

Financial Summary
(Dollars in Thousands)
				2005 to	2004 to
	2006	2005	2004	2006	2005
Net sales	$74,634	$67,416	$58,050	10.7%	16.1%
Cost of sales	48,188	44,403	39,234	8.5%	13.2%
Gross profit	26,446	23,013	18,816	14.9%	22.3%
Research and development	3,412	3,233	3,042	5.5%	6.3%
Selling	2,065	1,342	1,192	53.9%	12.6%
Administration	5,640	5,696	4,864	(1.0)%	17.1%
Realignment of operations	502	—	—	NM	NM
Operating income from continuing operations	$14,827	$12,742	$9,718

As a percentage of net sales:
Cost of sales	64.6%	65.9%	67.6%
Gross margin	35.4%	34.1%	32.4%
Research and development	4.6%	4.8%	5.2%
Selling	2.8%	2.0%	2.1%
Administration	7.6%	8.4%	8.4%
Realignment of operations	0.7%	—	—
Operating income from continuing operations	19.9%	18.9%	16.7%

NM — not meaningful

Comparative Years Ended September 30, 2006, 2005 and 2004

				Percent Change
				2005 to	2004 to
For the Year Ended September 30:	2006	2005	2004	2006	2005
Net sales	$74,634	$67,416	$58,050	10.7%	16.1%

     Net sales increased $7,218 for the year ended September 30, 2006 as compared to the year ended September 30, 2005, primarily due to increased sales volumes of electronic throttle control systems, specifically in the North American, Asian and European markets, and to a lesser extent increases in sales of our pneumatic control systems. Net sales to our customers in Asia increased approximately 78% over the prior year, whereas net sales in North America and Europe increased 9% and 8%, respectively. We expect that electronic throttle control sales will increase or decrease in the future in line with changes in heavy truck and transit bus production volumes in the various geographic markets in which we serve and when new product lines are established, however, competitive pricing may continue to reduce per unit pricing. A change in emissions regulations in the United States effective January 1, 2007 will most likely have a negative impact on truck sales in North America, and therefore the sales of our products to heavy truck manufacturers in the United States. The published estimates of the anticipated decline vary widely, and range from a decline of 25% to 50% of the total calendar 2007 production volumes. It is further anticipated that the decline will most likely begin in the second calendar quarter of 2007 as truck engines produced prior to January 1, 2007 will be able to be put into trucks produced after January 1, 2007. The Company’s net sales to North American truck manufacturers in fiscal 2006 were approximately $29,800.

     Net sales to our heavy truck, transit bus and off-road customers increased $9,366 for the year ended September 30, 2005 as compared to the year ended September 30, 2004 and is primarily due to increased sales volumes of electronic throttle control systems resulting from a general increase in truck production throughout the industry, primarily in North America and, to a lesser extent, in the European and Asian markets, offset by slightly lower per unit pricing.

				Percent Change
				2005 to	2004 to
For the Year Ended September 30:	2006	2005	2004	2006	2005
Gross profit	$26,446	$23,013	$18,816	14.9%	22.3%

     Gross profit was $26,446, or 35.4%, of net sales for the year ended September 30, 2006, an increase of $3,433 from the gross profit of $23,013, or 34.1%, of net sales in the comparable fiscal 2005 period.

     The increase in gross profit in fiscal 2006 is primarily driven by a 10.7% increase in sales of electronic throttle and pneumatic control systems to heavy truck, transit bus and off-road customers. Gross profits also improved through lower component sourcing costs for some of our components as we shift suppliers to lower cost, high quality suppliers primarily in China, a reduction in our warranty liability of $184 as discussed in Note 2 in the Notes to Consolidated Financial Statements, and reductions in pension and post-retirement benefit costs of approximately $252. During the year gross profit was negatively impacted by significantly higher purchase prices for zinc and aluminum, higher overhead expenses due to costs associated with our manufacturing facility in Suzhou, China, which opened during the second quarter of fiscal 2005, and increased labor costs to support our higher sales volumes.

     Gross profit was $23,013, or 34.1%, of net sales for the year ended September 30, 2005, an increase of $4,197 as compared to gross profit of $18,816, or 32.4%, of net sales in the comparable fiscal 2004 period.

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

				Percent Change
				2005 to	2004 to
For the Year Ended September 30:	2006	2005	2004	2006	2005
Research and development	$3,412	$3,233	$3,042	5.5%	6.3%

     Research and development expenses increased $179 for the year ended September 30, 2006 compared to the same period in fiscal 2005. This increase in research and development expense is primarily attributable to an increase in development efforts for new products, markets and sensors, resulting in slightly higher staffing levels and an overall increase in project expenses over the prior year. The Company’s research and development expenditures will fluctuate based on the programs and products under development at any given point in time. Overall, we expect research and development expenses to increase over fiscal 2006 levels due to additional pedal design projects and sensor development efforts.

     Research and development expenses increased $191 for the year ended September 30, 2005 compared to the same period in fiscal 2004 and is largely attributable to sensor development efforts, which has resulted in higher staffing levels.

				Percent Change
				2005 to	2004 to
For the Year Ended September 30:	2006	2005	2004	2006	2005
Selling	$2,065	$1,342	$1,192	53.9%	12.6%

     Selling expenses increased $723 for the year ended September 30, 2006 as compared to the same period in fiscal 2005. Beginning in the second half of fiscal 2005 and throughout all of fiscal 2006, we took several steps to expand our sales efforts, including the addition of sales personnel in the United States, China and Europe and increased promotional materials. Additionally, we opened our Europe and China sales offices in mid-fiscal 2005, and accordingly we did not incur significant costs associated with these offices in fiscal 2005 as compared to fiscal 2006. We expect to continue to incur increased expenses associated with our current foreign customers and expanded selling and marketing efforts worldwide.

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

				Percent Change
				2005 to	2004 to
For the Year Ended September 30:	2006	2005	2004	2006	2005
Administration	$5,640	$5,696	$4,864	(1.0)%	17.1%

     Administration expenses for the year ended September 30, 2006 decreased $56 as compared to the same period in fiscal. Included in administration expenses in the year ended September 30, 2005 were one-time compensation and relocation costs incurred in fiscal 2005 with the commencement of employment of our President and Chief Executive Officer and management fees, which were reduced as discussed in Note 15 in the Notes to Consolidated Financial Statements. Additionally, legal costs decreased 22% from the prior year. Offsetting these reductions was an increase in information technology expenses to support our international operations and stock option compensation expense of $305 as a result of adopting SFAS No. 123R in the current fiscal year as discussed in Note 2 in the Notes to Consolidated Financial Statements.

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

				Percent Change
				2005 to	2004 to
For the Year Ended September 30:	2006	2005	2004	2006	2005
Realignment of operations	$502	$—	$—	NM	NM

     The Company recorded expenses of $502 for the year ended September 30, 2006 related to its realignment of operations as discussed in Note 1 in the Notes to Consolidated Financial Statements.

				Percent Change
				2005 to	2004 to
For the Year Ended September 30:	2006	2005	2004	2006	2005
Interest income	$(70)	$(59)	$(3)
Interest income — Debt	1,414	1,459	72
Interest income — Series B preferred stock
dividends and accretion	—	—	3,245
	$1,344	$1,400	$3,314	(15.1)%	(57.8%	)

     Interest expense on debt decreased $45 for the year ended September 30, 2006 compared to the same period in fiscal 2005 due to reductions in debt levels, partially offset by higher overall interest rates. We expect interest expense on debt to continue to decrease in the future as we continue to pay down debt and decrease our overall outstanding debt balance.

     Interest expense on debt increased $1,387 for the year ended September 30, 2005 compared to the year ended September 30, 2004. This increase is specifically due to the fiscal 2004 recapitalization transaction discussed in Note 13 in the Notes to Consolidated Financial Statements. As part of this transaction, which was completed on September 30, 2004, the Company increased its debt levels to complete the recapitalization transaction, thus resulting in increased interest expense on debt in fiscal 2005 as compared to the prior year when debt levels were much lower.

     Interest expense on Series B Preferred Stock for the year ended September 30, 2004 relates to dividends accrued on the Series B Preferred Stock and the related accretion. Based on the guidelines of SFAS No. 150, beginning in the fourth quarter of fiscal 2003 the Company recorded all accrued dividends associated with the Series B Preferred Stock as a component of interest expense. Due to the fiscal 2004 recapitalization transaction discussed in Note 13 in the Notes to Consolidated Financial Statements, the Company no longer recorded interest expense on Series B Preferred Stock after fiscal 2004.

				Percent Change
				2005 to	2004 to
For the Year Ended September 30:	2006	2005	2004	2006	2005
Other (income) expense, net	$(765)	$(109)	$(221)	NM	NM

     Other income was $765 in fiscal 2006 and consisted primarily of a $712 gain from the extinguishment of old outstanding accounts payable balances of various insolvent subsidiaries as discussed in Note 6 in the Notes to Consolidated Financial Statements and a $32 gain from the extinguishment of old and disputed outstanding accounts payable balances related to an active subsidiary. Other income of $109 in fiscal 2005 consisted primarily of a $60 gain from the extinguishment of old outstanding accounts payable balances of various insolvent subsidiaries as discussed in Note 6, a $93 gain from the extinguishment of old and disputed outstanding accounts payable balances related to an active subsidiary, and a $50 loss associated with the disposal of certain property, plant and equipment. Other income in fiscal 2004 primarily consisted of a $210 gain from the extinguishment of old outstanding accounts payable balances of various insolvent subsidiaries also discussed in Note 6.

				Percent Change
				2005 to	2004 to
For the Year Ended September 30:	2006	2005	2004	2006	2005
Gain on put/call option agreement	$(10)	$(323)	$—	NM	NM

     As discussed in Note 13 in the Notes to Consolidated Financial Statements, the Put/Call option agreement was terminated during the first quarter of fiscal 2006 and as a result of this termination a gain of $10 was recognized. The $323 gain for the year ended September 30, 2005 relates to the change in the net value of the Put/Call option agreement from September 30, 2005 to September 30, 2006.

				Percent Change
				2005 to	2004 to
For the Year Ended September 30:	2006	2005	2004	2006	2005
Loss on extinguishment of debt	$—	$—	$19,770	NM	NM

     During the fourth quarter of fiscal 2004 upon redemption of the 98,114 shares of Series B Preferred Stock and conversion of the remaining Series B Preferred Stock into common stock, the Company recorded a $19,770 loss on extinguishment of debt. The loss on extinguishment of Series B Preferred Stock consists of the write-off of the remaining un-amortized capitalized Series B fees incurred in the fiscal 2002 recapitalization, the accrual of up to three years of dividends for Series B Preferred Stock stockholders as required under the original agreement with the Series B Preferred Stock stockholders, a conversion premium, the write-off of the remaining un-amortized capitalized loan fees with Wells, the net value of the of the put/call option agreement described in Note 13 in the Notes to Consolidated Financial Statements, and fees and expenses associated with the fiscal 2004 recapitalization transaction. The loss on extinguishment of debt has been recorded in other (income) expenses in the accompanying consolidated statements of operations for the year ended September 30, 2004.

				Percent Change
				2005 to	2004 to
For the Year Ended September 30:	2006	2005	2004	2006	2005
Income tax expense (benefit)	$4,709	$4,279	$(9,265)	10.0%	NM

     In fiscal 2006, the Company recorded income tax expense of $4,709 compared to $4,279 in fiscal 2005 and an income tax benefit from continuing operations of $9,265 in fiscal 2004. The fiscal 2004 income tax benefit primarily consisted of the reversal of the valuation allowance on certain deferred tax assets as discussed in Note 11 in the Notes to Consolidated Financial Statements. The overall tax rate was 33.0% in fiscal 2006 compared to 36.3% in fiscal 2005. The fiscal 2005 tax rate included a reduction in deferred tax assets due to a change in state tax law, resulting in an overall increase in our tax rate in fiscal 2005.

     The Company was in a net operating loss carry-forward position during fiscal 2005, and by the first quarter of fiscal 2006 the Company had utilized all of its available federal net operating loss carry-forwards. Federal net operating losses are subject to provisions of the Internal Revenue Code, which potentially restrict the utilization of this type of tax attribute in the event of an “ownership change” (as defined in the Internal Revenue Code Section 382). Changes in ownership could significantly defer the utilization of the net operating loss carry forwards. The Company does not believe that the recapitalization transactions discussed in Note 13 in the Notes to Consolidated Financial Statements, coupled with other changes in ownership, created a change in ownership as defined by the Internal Revenue Code Section 382.

				Percent Change
				2005 to	2004 to
For the Year Ended September 30:	2006	2005	2004	2006	2005
Loss from discontinued operations, net of tax	$—	$—	$178	NM	NM

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

Financial Condition, Liquidity and Capital Resources

     Cash generated from operations was $7,832 for the year ended September 30, 2006, a decrease of $4,166 from the cash generated from operations of $11,998 for the year ended September 30, 2005. Cash flows from operations included net income of $9,549 and a non-cash deferred tax provision of $2,157 related to utilization of our remaining net operating loss as well as certain credits. Cash flows from operations for the year ended September 30, 2005 included net income of $7,495 and a non-cash deferred tax provision of $3,984 related to utilization of a portion of the net operating loss.

     Cash flows from operations primarily decreased for the year ended September 30, 2006 compared to the corresponding prior year period due to an increase in accounts receivable, inventories, and an increase in tax payments as we utilized our remaining federal net operating loss carryforwards in the first quarter of fiscal 2006. Higher sales levels in fiscal 2006 compared to fiscal 2005 accounted for the increase in accounts receivable. The higher inventory levels are associated primarily with additional safety stock to facilitate changing suppliers, the transfer of some manufacturing from our Portland, Oregon to Suzhou, China facility, increased lead times associated with sourcing of components from overseas suppliers and additional inventory levels to support our China operations. Cash flows from continuing operations in fiscal 2006 also included required payments to fund our pension plans of $1,404 compared to $1,194 in fiscal 2005. We believe we will continue to generate positive cash flow from continuing operations.

     Cash used in investing activities was $2,281 for the year ended September 30, 2006 and $2,980 for the year ended September 30, 2005 and in both years was comprised solely of purchases of property, plant and equipment. We expect our cash use for investing activities to at least remain constant and potentially increase in the future as we continue to purchase capital equipment to expand and support our operations worldwide. We currently anticipate spending approximately $3,000 in capital expenditures for the year ended September 30, 2007.

     Cash used in financing activities was $8,073 for the year ended September 30, 2006, compared to cash used in financing activities of $6,448 for the year ended September 30, 2005. The use of cash for financing activities for fiscal 2006 primarily relates to the repurchase of common stock from AIP of $3,200, scheduled debt payments on our Merrill Lynch term loan and payment of $2,074 related to the 2005 excess cash flow requirement of our loan agreement with Merrill Lynch. Additionally, we received cash proceeds of $216 from the exercise of stock options. The cash used in financing activities in fiscal 2005 primarily relates to scheduled debt payments on our Merrill Lynch term loan of $3,400 and the payment of the outstanding balance of our revolving credit facility with Merrill Lynch. In addition, we received cash proceeds of $17 from the exercise of stock options.

Contractual Obligations as of September 30, 2006

     At September 30, 2006, our contractual obligations consisted of bank debt, operating lease obligations, a services agreement and a license agreement. We do not have any material letters of credit, purchase commitments, or debt guarantees outstanding at September 30, 2006. Maturities of these contractual obligations consist of the following:

	Payments due by period
		Less than	1 – 3	3 – 5	More than
	Total	1 year	years	years	5 years
Term loan	$ 8,540	$3,996	$4,544	$ —	$—
Revolver	—	—	—	—	—
Operating leases	1,355	356	871	128	—
MMT license — minimum royalties	365	13	127	150	75
Management Services Agreement	120	60	60	—	—
	$10,380	$4,425	$5,602	$ 278	$ 75

     Certain liabilities, including those related to our pension and post-retirement benefit plans, are reported in the accompanying consolidated balance sheets but are not reflected in the table above due to the absence of stated maturities. The Company has net obligations at September 30, 2006 related to its pension plans and post-retirement medical plan of $3,445 and $3,215, respectively. The Company funded $1,404 to its pension plans in fiscal 2006. We expect to make payments of $1,669 in fiscal 2007.

     At September 30, 2006, we had $8,000 available under our revolving credit facility plus cash and cash equivalents at September 30, 2006 of $2,530. We believe these resources, when combined with cash provided by operations, will be sufficient to meet our working capital needs on a short-term and long-term basis.

     Included in the accompanying consolidated balance sheet is approximately $910 of old accounts payable related to closed insolvent subsidiaries of the Company and $134 of old and disputed accounts payable related to an active subsidiary. In accordance with SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, a debtor can only relieve itself of a liability if it has been extinguished. Accordingly, a liability is considered extinguished if (a) the debtor pays the creditor and is relieved of its obligation for the liability or (b) the debtor is legally released from being the primary obligor under the liability, either judicially or by the creditor. During the years ended September 30, 2006, 2005 and 2004, the Company was judicially released from and reversed $744, $153 and $210, respectively, of old accounts payable resulting in a gain, which has been recorded in other (income) expense in the accompanying consolidated statements of operations. The Company expects to reverse amounts in future periods based on the recognition of the liabilities being judicially released in accordance with SFAS No. 140 of $889 in fiscal 2007; $90 in fiscal 2010; and $65 in fiscal 2011 - 2016.

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

     Our discount rate assumption is intended to reflect the rate at which retirement benefits could be effectively settled based upon the assumed timing of the benefit payments. To determine our discount rate, we discounted the expected benefit payments using the Citigroup Pension Discount Liability Index yield curve. The equivalent level interest rate that produces the same present value of benefits was then determined. Our assumed rate does not differ significantly from this benchmark rate. We assumed a discount rate of 5.85% to determine our pension benefit obligations at September 30, 2006 and a rate of 5.25% to determine our net periodic benefit cost in fiscal 2006. A 1.0% decrease in these discount rates would have increased our pension benefit obligations at the end of fiscal 2006 by $1,607 and increased our net periodic benefit cost in 2006 by $156. A 1.0% increase in discount rates would have decreased our pension obligations at September 30, 2006 and decreased our net periodic benefit cost in 2006 at levels commensurate with those noted above. To determine the discount rate for our post-retirement benefit plan, we also discounted the expected benefit payments using the Citigroup Pension Discount Liability Index yield curve. A 1.0% decrease in discount rate for our post-retirement benefit plan would have increased our accumulated post-retirement benefit obligation at September 30, 2006 by $436 and increased our post-retirement benefit expense in 2006 by $9. A 1.0% increase in discount rate would have decreased our accumulated post-retirement benefit obligation at September 30, 2006 by $365 and decreased our post-retirement benefit expense in 2006 by $8.

     To determine the expected long-term rate of return on pension plan assets, we consider the current asset allocations and the historical and expected returns on various categories of plan assets obtained from our investment portfolio manager. Information regarding our asset allocations is included in Note 8 of the Notes to Consolidated Financial Statements. A 1.0% increase or decrease in the assumed rate of return on plan assets would have impacted net periodic benefit cost in fiscal 2006 by $86. Our post-retirement plan does not contain any plan assets.

     We assumed healthcare cost trend rates for our post-retirement plan of 5.0% - 9.0% in 2006, decreasing gradually to 5.0% in 2014 and remaining at 5.0% thereafter. A 1.0% increase in assumed healthcare cost trend rates would have increased our post-retirement benefit obligation at September 30, 2006 by $367 and increased post-retirement benefit expense in 2006 by $20. A 1.0% decrease in assumed healthcare cost trend rates would have decreased the post-retirement benefit obligation by $313 at the end of fiscal 2006 and decreased post-retirement benefit expense in 2006 by $17.

Stock-Based Compensation Expense

     As of October 1, 2005, we adopted SFAS No. 123R, which requires us to measure compensation cost for all outstanding unvested share-based awards, and awards we grant, modify, repurchase or cancel in the future, at fair value and recognize compensation over the requisite service period for awards expected to vest. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results differ from our estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when calculating fair value including estimated stock price volatility, expected term and expected forfeitures. Factors considered in estimating forfeitures include the types of awards, employee class, and historical experience. Actual results may differ substantially from these estimates. We recorded $431 of stock-based compensation expense for the year ended September 30, 2006. Stock-based compensation expense recorded during the year ended September 30, 2006 in our consolidated statement of operations included $50 in cost of sales, $27 in research and development, $49 in selling and the remaining $305 in administration expense.

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

Recently Issued Accounting Pronouncements

     In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an Amendment of FASB Statements No. 87, 88, 106 and 132R”. This statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. This statement also modifies the definition of current and non-current liabilities for purposes of presentation in the statement of financial position. An employer is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006 whereas the requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company is currently in the process of determining the effects of adopting this statement in its consolidated financial statements.

     In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements”. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently in the process of determining the effects of adopting this statement in its consolidated financial statements.

     In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Quantifying Financial Misstatements”, which expresses the Staff’s views regarding the process of quantifying financial statement misstatements. Registrants are required to quantify the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. The financial statements would require adjustment when either approach results in quantifying a misstatement that is material, after considering all relevant quantitative and qualitative factors. SAB No. 108 is effective for financial statements covering the first fiscal year ending after November 15, 2006. The Company is currently in the process of determining the effects, if any, SAB No. 108 will have on the Company’s consolidated financial statements.

     In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of SFAS No. 109, “Accounting for Income Taxes”, which clarifies the accounting uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109. The interpretation prescribes a recognition threshold of more-likely-than-not and a measurement attribute on all tax positions taken or expected to be taken in a tax return in order to be recognized in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. Accordingly, the Company will adopt FIN 48 on October 1, 2007 and the Company is currently assessing the impact FIN 48 will have on its financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and changes in the market value of investments. The Company’s primary market risk results from fluctuations in interest rates.

Interest Rate Risk

     The Company has a five-year revolving and term loan agreement with its primary lender Merrill Lynch. Interest rates under the agreement are variable and are based on the election of the Company of either a LIBOR rate or Prime rate.

     As of September 30, 2006, the outstanding balance on the term loan was $8,540 and there was no balance outstanding on the revolving loan. The average effective annual interest rate on the term loan was 9.9% as of September 30, 2006. The Company does not believe that a hypothetical 10% change in end of the period interest rates or changes in future interest rates on these variable rate obligations would have a material effect on its financial position, results of operations, or cash flows. The Company has not hedged its exposure to interest rate fluctuations.

Foreign Currency Risk

     We sell our products to customers in the heavy truck, transit bus and off-road equipment industries. For the fiscal years ended September 30, 2006 and 2005, the Company had foreign sales of approximately 36% and 35% of net sales, respectively. All of the worldwide sales in fiscal 2005 and all but $255 of sales in fiscal 2006 were denominated in U.S. dollars. During fiscal 2005, we established a manufacturing facility in Suzhou, China and we opened sales offices in Shanghai, China and Ismaning (Munich), Germany. The Company does not believe that changes in future exchange rates would have a material effect on its financial position, results of operations, or cash flows as the majority of its foreign sales transactions are currently denominated in US dollars and the investments in China and Germany are relatively small at this time in relation to our United States operations. As a result, the Company has not entered into forward exchange or option contracts for transactions to hedge against foreign currency risk. The Company will continue to assess its foreign currency risk as its international operations and sales increase.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Williams Controls, Inc.
Index to Consolidated Financial Statements

Page
Report of Independent Registered Public Accounting Firm	25

Consolidated Balance Sheets at September 30, 2006 and 2005	26

Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended September 30, 2006,
2005 and 2004	27

Consolidated Statements of Operations for the years ended September 30, 2006, 2005 and 2004	28

Consolidated Statements of Comprehensive Income (Loss) for the years ended September 30, 2006,
2005 and 2004	29

Consolidated Statements of Cash Flows for the years ended September 30, 2006, 2005 and 2004	30–31

Notes to Consolidated Financial Statements	32

See pages 58-59 for Index to Exhibits

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Williams Controls, Inc.:

     We have audited the accompanying consolidated balance sheets of Williams Controls, Inc. and subsidiaries as of September 30, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity (deficit), comprehensive income, and cash flows for each of the years in the three-year period ended September 30, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Williams Controls, Inc. and subsidiaries as of September 30, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2006 in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP
KPMG LLP
Portland, Oregon
December 12, 2006

Williams Controls, Inc.
Consolidated Balance Sheets
(Dollars in thousands, except per share information)

	September 30,	September 30,
ASSETS	2006	2005
Current Assets:
Cash and cash equivalents	$2,530	$5,052
Trade accounts receivable, less allowance of $35 and $40 in
2006 and 2005, respectively	9,368	8,896
Other accounts receivable	1,231	579
Inventories	9,918	4,433
Deferred income taxes	657	870
Prepaid expenses and other current assets	333	308
Total current assets	24,037	20,138
Property, plant and equipment, net	8,457	7,455
Deferred income taxes	2,228	4,518
Other assets, net	1,027	1,394
Total assets	$35,749	$33,505

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$6,504	$5,449
Accrued expenses	5,528	5,225
Current portion of employee benefit obligations	1,669	1,439
Current portion of long-term debt and capital lease obligations	3,996	5,503
Total current liabilities	17,697	17,616
Long-term Liabilities:
Long-term debt and capital lease obligations	4,544	8,126
Employee benefit obligations	4,991	6,934
Other long-term liabilities	255	248
Commitments and contingencies
Stockholders’ Equity:
Preferred stock ($.01 par value, 50,000,000 authorized)
Series C (0 issued and outstanding at September 30,
2006 and 2005, respectively)	—	—
Common stock ($.01 par value, 12,500,000 authorized;
7,432,844 and 7,790,262 issued and outstanding at
September 30, 2006 and 2005, respectively)	74	78
Additional paid-in capital	34,014	36,482
Accumulated deficit	(20,414)	(29,963)
Treasury stock (21,700 shares at September 30, 2006 and 2005)	(377)	(377)
Accumulated other comprehensive loss	(5,035)	(5,639)
Total stockholders’ equity	8,262	581
Total liabilities and stockholders’ equity	$35,749	$33,505

See accompanying notes to Consolidated Financial Statements.

Williams Controls, Inc.
Consolidated Statements of Stockholders’ Equity (Deficit)
(Dollars in thousands)

	Issued Series A-1		Issued Series A		Issued					Other
	Preferred Stock		Preferred Stock		Common Stock		Additional			Comprehensive	Stockholders’
							Paid-in	Accumulated	Treasury	Income	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	(Loss)	(Deficit)
Balance, September 30, 2003	77,550	$1	150	—	3,354,250	$34	$22,391	$(33,400)	$(377)	$(5,792)	$(17,143)
Net loss	—	—	—	—	—	—	—	(4,058)	—	—	(4,058)
Exercise of common stock warrants	—	—	—	—	446,169	4	2,088	—	—	—	2,092
Common stock issuance	—	—	—	—	36,111	—	162	—	—	—	162
Conversion of Series B preferred stock
to common stock	—	—	—	—	1,960,249	20	11,742	—	—	—	11,762
Conversion of Series A-1 preferred stock
to common stock	(77,550)	(1)	—	—	1,974,790	20	(20)	—	—	—	(1)
Redemption of Series A preferred stock	—	—	(150)	—	—	—	(15)	—	—	—	(15)
Change in pension liability adjustment	—	—	—	—	—	—	—	—	—	166	166
Balance, September 30, 2004	—	—	—	—	7,771,569	78	36,348	(37,458)	(377)	(5,626)	(7,035)
Net income	—	—	—	—	—	—	—	7,495	—	—	7,495
Exercise of stock options	—	—	—	—	3,833	—	17	—	—	—	17
Common stock issuance	—	—	—	—	14,860	—	117	—	—	—	117
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	2	2
Change in pension liability adjustment	—	—	—	—	—	—	—	—	—	(15)	(15)
Balance, September 30, 2005	—	—	—	—	7,790,262	78	36,482	(29,963)	(377)	(5,639)	581
Net income	—	—	—	—	—	—	—	9,549	—	—	9,549
Exercise of stock options	—	—	—	—	51,331	—	216	—	—	—	216
Common stock issuance	—	—	—	—	7,917	—	81	—	—	—	81
Repurchase of common stock	—	—	—	—	(416,666)	(4)	(3,196)	—	—	—	(3,200)
Stock-based compensation	—	—	—	—	—	—	431	—	—	—	431
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	13	13
Change in pension liability adjustment	—	—	—	—	—	—	—	—	—	591	591
Balance, September 30, 2006	—	$—	—	$—	7,432,844	$74	$34,014	$(20,414)	$(377)	$(5,035)	$8,262

See accompanying notes to Consolidated Financial Statements.

Williams Controls, Inc.
Consolidated Statements of Operations
(Dollars in thousands, except share and per share information)

	For the year ended September 30,
	2006	2005	2004
Net sales	$74,634	$67,416	$58,050
Cost of sales	48,188	44,403	39,234
Gross profit	26,446	23,013	18,816
Operating expenses
Research and development	3,412	3,233	3,042
Selling	2,065	1,342	1,192
Administration	5,640	5,696	4,864
Realignment of operations	502	—	—
Total operating expenses	11,619	10,271	9,098
Operating income from continuing operations	14,827	12,742	9,718
Other (income) expenses:
Interest income	(70)	(59)	(3)
Interest expense — Debt	1,414	1,459	72
Interest expense — Series B Preferred Stock dividends
and accretion	—	—	3,245
Loss on extinguishment of debt	—	—	19,770
Gain on put/call option agreement	(10)	(323)	—
Other income, net	(765)	(109)	(221)
Total other expenses	569	968	22,863
Income (loss) from continuing operations before income taxes	14,258	11,774	(13,145)
Income tax expense (benefit)	4,709	4,279	(9,265)
Net income (loss) from continuing operations	9,549	7,495	(3,880)
Discontinued operations:
Loss from operations of discontinued operations (net of tax
benefit of $41 in 2004)	—	—	(65)
Loss from sale of discontinued operations (net of tax benefit
of $70 in 2004)	—	—	(113)
Total loss from discontinued operations	—	—	(178)
Net income (loss)	$9,549	$7,495	$(4,058)
Net income (loss) from continuing operations — basic	$1.29	$0.96	$(1.06)
Loss from discontinued operations — basic	—	—	(0.05)
Net income (loss) — basic	$1.29	$0.96	$(1.11)
Weighted average shares used in per share
calculation — basic	7,427,141	7,776,583	3,644,522
Net income (loss) from continuing operations — diluted	$1.25	$0.94	$(1.06)
Loss from discontinued operations — diluted	—	—	(0.05)
Net income (loss) — diluted	$1.25	$0.94	$(1.11)
Weighted average shares used in per share
calculation — diluted	7,628,105	7,960,190	3,644,522

See accompanying notes to Consolidated Financial Statements.

Williams Controls, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(Dollars in thousands)

	For the year ended September 30,
	2006	2005	2004
Net income (loss)	$9,549	$7,495	$(4,058)
Change in pension liability adjustment, net of tax of $346 and
($9) in 2006 and 2005, respectively	591	(15)	166
Foreign currency translation adjustments	13	2	—
Comprehensive income (loss)	$10,153	$7,482	$(3,892)

See accompanying notes to Consolidated Financial Statements.

Williams Controls, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)

	For the year ended September 30,
	2006	2005	2004
Cash flows from operating activities:
Net income (loss)	$9,549	$7,495	$(4,058)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,579	1,013	1,313
Deferred income taxes	2,157	3,984	(9,467)
Loss from sale and disposal of fixed assets	5	50	5
Gain on put/call option agreement	(10)	(323)	—
Stock based compensation	452	117	—
Loss on extinguishment of debt	—	—	19,770
Loss from discontinued operations	—	—	178
Interest expense — Series B Preferred Stock dividends and accretion	—	—	250
Gain on settlement of liabilities	(744)	(153)	(419)
Changes in operating assets and liabilities of continuing operations:
Receivables	(1,124)	(858)	(1,382)
Inventories	(5,485)	(656)	66
Accounts payable and accrued expenses	2,162	1,774	572
Other	(709)	(445)	(1,268)
Net cash provided by operating activities	7,832	11,998	5,560
Cash flows from investing activities:
Payments for property, plant and equipment	(2,281)	(2,980)	(1,046)
Proceeds from sale of assets	—	—	6,010
Proceeds from collection of notes receivable	—	—	13
Net cash provided by (used in) investing activities	(2,281)	(2,980)	4,977
Cash flows from financing activities:
Net repayments of debt and capital lease obligations	(5,089)	(6,465)	(4,977)
Repurchase of common stock	(3,200)	—	—
Net proceeds from exercise of stock options	216	17	—
Redemption of Series B Preferred Stock	—	—	(23,441)
Proceeds from issuance of debt	—	—	20,011
Net proceeds from exercise of warrants	—	—	2,092
Net proceeds from issuance of common stock	—	—	162
Payment of Series A-1 dividends	—	—	(1,413)
Financing costs related to recapitalizations	—	—	(568)
Redemption of Series A Preferred Stock and payment of dividends	—	—	(22)
Net cash used in financing activities	(8,073)	(6,448)	(8,156)
Net increase (decrease) in cash and cash equivalents	(2,522)	2,570	2,381
Cash and cash equivalents at beginning of year	5,052	2,482	101
Cash and cash equivalents at end of year	$2,530	$5,052	$2,482

See attached Supplemental disclosure of cash flow information and non-cash investing and financing activities.

Williams Controls, Inc.
Consolidated Statements of Cash Flow (Continued)
(Dollars in thousands)

	For the year ended September 30,
	2006	2005	2004
Supplemental disclosure of cash flow information:
Interest paid	$1,086	$1,310	$3,059
Income taxes paid, net	$3,105	$350	$189
Supplemental disclosure of non-cash investing and financing activities:
Pension liability adjustment	$539	$(72)	$154
License acquired through royalty payment obligation	—	229	—
Conversion of Series B preferred stock to common stock	—	—	11,762
Conversion of Series A-1 preferred stock to common stock	—	—	118

See accompanying notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
Years Ended September 30, 2006, 2005 and 2004
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

     The preparation of consolidated financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions, based upon all known facts and circumstances, that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of issuance of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made; however, actual results could differ materially from these estimates. Estimates are used in accounting for, among other things, pension and post-retirement benefits, product warranty, excess and obsolete inventory, allowance for doubtful accounts, useful lives for depreciation and amortization, future cash flows associated with impairment testing for long-lived assets, deferred tax assets and contingencies.

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

Concentration of Risk and Sales by Customer:

     For the years ended September 30, 2006, 2005 and 2004, Paccar accounted for 17%, 17% and 16%, Freightliner accounted for 17%, 18% and 20%, Volvo accounted for 16%, 18% and 16%, and Navistar accounted for 8%, 7% and 8%, of net sales from continuing operations, respectively. Approximately 36%, 35% and 33% of net sales in fiscal  2006, 2005 and 2004, respectively, were to customers outside of the United States, primarily in Canada, Belgium, Sweden, Mexico and Korea, and, to a lesser extent, in other European countries, South America, Pacific Rim nations and Australia. At September 30, 2006 and 2005, Volvo represented 16% and 15%, Freightliner represented 13% and 17%, and Navistar represented 11% and 11%, of trade accounts receivable, respectively.

Realignment of operations:

     During the second quarter of fiscal 2006, the Company announced a plan for realignment of its Portland, Oregon manufacturing operations as part of ongoing efforts to focus on its core product competencies and improve its global competitiveness. The realignment plan consists of outsourcing all of the Company’s die casting and machining operations to high-quality suppliers, primarily in Asia, and relocating of the Company’s assembly operations for the majority of its pneumatic products to its manufacturing facility in Suzhou, China. In conjunction with the realignment, the Company expects to eliminate approximately 47 hourly and 2 salaried positions from its Portland, Oregon headquarters over the next 12 months. As part of this realignment plan, the Company expects to incur a one-time termination benefit with those employees affected by the realignment. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” and related guidance, a one-time benefit arrangement must meet certain criteria in order for a Company to recognize a liability for such one-time benefits. The realignment plan must establish the terms of the benefit arrangement, including the benefits that employees will receive upon termination, in sufficient detail to enable employees to determine the type and amount of benefits they will receive if they are involuntarily terminated. The Company did not establish the terms of the benefits to employees in sufficient detail until after it began its negotiations with the United Automobile Workers of America union bargaining committee during the first week of April 2006. As such, the Company did not record any liability for expected termination benefits until the third quarter ended June 30, 2006. The Company’s preliminary estimates of the total costs of the realignment, including the one-time termination benefits to employees, are in the range of $1.5 million. The Company is not able at this time to provide estimates for each type of cost, or for the charge that will result in future cash expenditures, as the actual costs will be based on a variety of factors. The Company recorded realignment expenses of $502 for the twelve month period ended September 30, 2006, which are recorded in operating expenses in the accompanying condensed consolidated statements of operations. Included in these amounts is a liability of $226 related to employee termination benefits. Employees to be terminated under the realignment plan are required to render service until they are terminated. Therefore, the liability is being recognized ratably over the future service period.

Note 2. Significant Accounting Policies

Cash and Cash Equivalents:

     Cash and cash equivalents include highly liquid investments with maturities of three months or less at the date of acquisition.

Trade Accounts Receivable:

     The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. Trade accounts receivable are presented net of an allowance for doubtful accounts of $35 and $40 at September 30, 2006, and September 30, 2005, respectively.

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

Property, Plant and Equipment:

     Property, plant and equipment are stated at cost. Property, plant and equipment are depreciated using the straight-line method over the estimated useful lives of the assets. The principal estimated lives are: 31.5 years for buildings, 5 to 12 years for machinery and equipment, and 3 to 5 years for office furniture and equipment. Capitalized leases are amortized using the straight-line method over the lesser of the estimated useful lives of the assets or the estimated remaining terms of the leases. Maintenance and repairs are expensed as incurred.

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

Product Warranty:

     The Company establishes a product warranty liability based on a percentage of product sales. The liability is based on historical return rates of products and amounts for significant and specific warranty issues, and is included in accrued expenses on the accompanying consolidated balance sheets. Warranty is limited to a specified time period, mileage or hours of use, and varies by product, application and customer. The Company has recorded a liability, which in the opinion of management, is adequate to cover such warranty costs. Following is a reconciliation of the changes in the Company’s warranty liability for the years ended September 30, 2006, 2005 and 2004.

Balance at September 30, 2003	$2,432
Payments	(2,726)
Warranty claims accrued	1,758
Adjustments and changes in estimates	(71)
Balance at September 30, 2004	$1,393
Payments	(1,070)
Warranty claims accrued	1,333
Balance at September 30, 2005	$1,656
Payments	(864)
Warranty claims accrued	1,112
Adjustments and changes in estimates	(184)
Balance at September 30, 2006	$1,720

     Included in the warranty liability at September 30, 2006 are warranty liabilities associated with our former passenger car and light truck product lines, which were sold on September 30, 2003. The Company recorded a $400 warranty liability during 2003 related to products sold from our passenger car and light truck product lines in fiscal 2003. The Company’s obligation for products sold by these product lines relates only to products sold prior to September 30, 2003.

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

     In January 2003, the Company was notified by one customer of higher than normal warranty claims on one of the Company’s electronic throttle control systems. This customer entered into a campaign to address this specific warranty issue and in fiscal 2003 the Company recorded an accrual of $1,321 for the estimated cost of the repairs and an additional $322 during fiscal 2004. The Company subsequently made modifications to the product and all units that were in the customer’s inventory have been returned or replaced. For the years ended September 30, 2005 and 2004, the Company made payments of $55 and $1,390, respectively, related to this specific warranty claim. No payments were made during the year ended September 30, 2006, as this campaign ended on December 31, 2004.

Environmental Costs:

     Liabilities for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, or if an amount is likely to fall within a range and no amount within that range can be determined to be the better estimate, the minimum amount of the range is recorded. Liabilities for environmental matters exclude claims for recoveries from prior owners or operators until it is probable that such recoveries will be realized.

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

Pensions and Post-retirement Benefit Obligations:

     The Company accounts for pensions and post-retirement benefits in accordance with SFAS No. 87, “Employers’ Accounting for Pensions”, SFAS No. 106, “Employers’ Accounting for Post Retirement Benefits Other than Pensions”, and SFAS No. 132R, “Employers’ Disclosures about Pensions and Other Post Retirement Benefits – An Amendment of FASB Statements No. 87, 88, and 106”. SFAS No. 87 requires the Company to calculate its pension expense and liabilities using actuarial assumptions, including a discount rate assumption and a long-term rate of return on assets assumption. Changes in interest rates and market performance can have a significant impact on the Company’s pension expense and future payments. SFAS No. 106 requires the Company to accrue the cost of post-retirement benefit obligations. The accruals are based on interest rates and the costs of health care. Changes in interest rates and health care costs could impact post-retirement expenses and future payments.

     The Company provides health care and life insurance benefits for certain of its retired employees, which includes prescription drug benefits. In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 was passed, whereby a prescription drug benefit under Medicare was enacted as well as a federal subsidy to sponsors of retiree health care plans. In January and May 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. 106-1 and 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003” (“FSP 106-1” and “FSP 106-2”). Measures of the APBO or net periodic postretirement benefit cost in the consolidated financial statements or accompanying notes reflect the effects of the Act on the Post Retirement Plan.

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

     Following is a reconciliation of basic EPS and diluted EPS from continuing operations:

	Year Ended			Year Ended
	September 30, 2006			September 30, 2005
			Per Share			Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic EPS —
Net income from continuing
operations	$9,549	7,427,141	$1.29	$7,495	7,776,583	$0.96
Effect of dilutive securities —
Stock options	—	200,964		—	183,607
Diluted EPS —
Net income from continuing
operations	$9,549	7,628,105	$1.25	$7,495	7,960,190	$0.94

	Year Ended
	September 30, 2004
			Per Share
	Loss	Shares	Amount
Basic EPS —
Net income (loss) from continuing
operations	$(3,880)	3,644,522	$(1.06)
Effect of dilutive securities —
Stock options	—	—
Diluted EPS —
Net income (loss) from continuing
operations	$(3,880)	3,644,522	$(1.06)

     At September 30, 2006 and 2005, the Company had options covering 52,589 and 62,875 shares, respectively, and at September 30, 2004 the Company had options and warrants covering 490,052 shares, of the Company’s common stock outstanding that were not considered in the respective diluted EPS calculations since they would have been anti-dilutive. In 2004, conversion of the preferred shares would have been anti-dilutive and, therefore, was not considered in the computation of diluted earnings per share.

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

     The Company currently has two qualified stock option plans. The Restated 1993 Stock Option Plan (the “1993 Plan”) reserves an aggregate of 750,000 shares of the Company’s authorized common stock for the issuance of stock options, which may be granted to employees, officers and directors of and consultants to the Company. Under the terms of the 1993 Plan, the Company may grant “incentive stock options” or “non-qualified options” with an exercise price of not less than the fair market value on the date of grant. Options granted under the 1993 Plan have a vesting schedule, which is typically five years, determined by the Compensation Committee of the Board of Directors and expire ten years after the date of grant. At September 30, 2006 and 2005, the Company had 138,449 and 142,097 shares, respectively, available for future grants under the 1993 Plan. The non-employee Director Plan (the “1995 Plan”) reserves an aggregate of 66,666 shares of the Company’s authorized common stock for the issuance of stock options, which may be granted to non-employee directors of the Company. Under this plan the non-employee directors are each automatically granted 1,666 options at a price equal to the market value on the date of grant which is the date of the annual stockholders’ meeting each year, exercisable for 10 years after the date of the grant. These options are exercisable as to 25% of the shares thereby on the date of grant and as to an additional 25%, cumulatively on the first, second and third anniversaries of the date of grant. At September 30, 2006 and 2005 there were 25,014 and 36,676 shares, respectively, available for grant under the 1995 Plan.

     As of September 30, 2006, there was $1,103 of total unrecognized compensation costs related to non-vested stock options. That cost is expected to be recognized over a weighted average period of 3.3 years. For the year ended September 30, 2006, the Company’s total stock-based compensation expense was $431 ($381 net of tax). For the year ended September 30, 2006, stock-based compensation expense was recorded in cost of sales and operating expenses in the amounts of $50 and $381, respectively, in the accompanying consolidated statement of operations.

     The following table presents the impact of the adoption of SFAS No. 123R on selected line items from the Company’s consolidated financial statements for the year ended September 30, 2006:

	Year Ended 2006
	As reported	If reported
	under	under APB
	SFAS No. 123R	No. 25
Operating income	$14,827	$15,258
Income before income taxes	14,258	14,689
Net income	9,549	9,930
Earnings per share — basic	$1.29	$1.34
Earnings per share — diluted	$1.25	$1.29
Net cash provided by operating activities	$7,832	$7,832
Net cash used in financing activities	$(8,073)	$(8,073)

     The Company has evaluated assumptions it has historically used in the Black-Scholes option pricing model for determining the fair value of options granted in light of guidance provided in SFAS No. 123R and Staff Accounting Bulletin No. 107 (“SAB 107”), and has determined that following that guidance would result in refinement of assumptions it has historically used for determining the SFAS No. 123 pro-forma net income disclosures. Under that guidance, during fiscal 2006 the Company refined its estimates of the expected volatility of its share price to 87% for both the years ended September 30, 2005 and 2004, as compared to the 65% used in the Black-Scholes model previously. The Company has calculated the effect of using these refined assumptions and has included these refined assumptions in the computations below. As a result of these refined assumptions, total stock-based employee compensation expense determined under the fair value based method, net of tax, changed from $347 to $405 for the year ended September 30, 2005 and from $129 to $159 for the year ended September 30, 2004.

     The following table illustrates the effect on net income and earnings per share for the years ended September 30, 2005 and 2004 as if the Company’s stock-based compensation had been determined based on the fair value at the grant dates for awards made prior to fiscal 2006.

	Year Ended	Year Ended
	September 30, 2005	September 30, 2004
Net income, as reported	$7,495	$(4,058)
Add: Stock-based employee compensation expense
included in reported net income, net of tax	74	—
Deduct: Total stock-based employee compensation
expense determined under fair value based method,
net of tax	(405)	(159)
Pro forma net income	$7,164	$(4,217)
Earnings per share:
Basic — as reported	$0.96	$(1.11)
Basic — pro forma	$0.92	$(1.16)
Diluted — as reported	$0.94	$(1.11)
Diluted — pro forma	$0.90	$(1.16)

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants issued during the years ended September 30, 2006, 2005 and 2004.

	2006		2005		2004
Risk-free interest rate	4.57%		3.86%		3.43%
Expected dividend yield	0%		0%		0%
Expected term	6.3	years	6.5	years	6.5	years
Expected volatility	88%		87%		87%

     Using the Black-Scholes methodology, the total value of options granted during the years ended September 30, 2006, 2005 and 2004, was $488, $748 and $581, respectively, which would be amortized over the vesting period of the options. The weighted average grant date fair value of stock options granted during the years ended September 30, 2006, 2005 and 2004 was $8.22, $4.38 and $3.54 per share, respectively.

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

     The following table summarizes stock options outstanding as of September 30, 2006.

		Weighted Average
	Shares	Exercise Price
Outstanding at September 30, 2005	622,276	$5.64
Granted	59,320	9.49
Exercised	(51,331)	4.21
Forfeited	(44,010)	9.95
Outstanding at September 30, 2006	586,255	$5.85
Exercisable at September 30, 2006	271,503	$5.76

     At September 30, 2006, the weighted average remaining contractual term of options outstanding and options exercisable was 7.1 years and 6.2 years, respectively.

     The aggregate intrinsic value of options outstanding and options exercisable at September 30, 2006 was $4,053 and $1,923, respectively (the intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option). The intrinsic value of all stock options exercised during the years ended September 30, 2006 and 2005 was $423 and $10, respectively. No options were exercised during the year ended September 30, 2004. Cash received from the exercise of stock options for the years ended September 30, 2006 and 2005 was $216 and $17, respectively.

     Stock option activity during the periods indicated under the 1993 Plan is as follows:

	Shares Available	Shares Subject
	For Grant	To Options	Option Prices
Outstanding at September 30, 2003	345,301	392,914	$3.96–21.78
Granted	(159,017)	159,017	4.62–4.68
Forfeited	101,063	(101,063)	3.96–17.64
Outstanding at September 30, 2004	287,347	450,868	3.96–21.78
Granted	(166,666)	166,666	6.00
Exercised	—	(3,832)	3.96–4.62
Forfeited	21,416	(21,416)	3.96–21.78
Outstanding at September 30, 2005	142,097	592,286	3.96–17.25
Granted	(45,992)	45,992	8.22–14.04
Exercised	—	(50,498)	3.96–4.68
Forfeited	42,344	(42,344)	3.96–16.01
Outstanding at September 30, 2006	138,449	545,436	$3.96–17.25

     Stock option activity during the periods indicated under the 1995 Plan is as follows:

	Shares Available	Shares Subject
	For Grant	To Options	Option Prices
Outstanding at September 30, 2003	45,006	21,660	$3.96–18.00
Granted	(4,998)	4,998	4.50
Outstanding at September 30, 2004	40,008	26,658	3.96–18.00
Granted	(4,998)	4,998	7.20
Forfeited	1,666	(1,666)	18.00
Outstanding at September 30, 2005	36,676	29,990	3.96–16.13
Granted	(13,328)	13,328	7.20–12.24
Exercised	—	(833)	7.20
Forfeited	1,666	(1,666)	15.94
Outstanding at September 30, 2006	25,014	40,819	$3.96–16.13

     The following table summarizes information about stock options under both plans outstanding at September 30, 2006:

	Options Outstanding			Options Exercisable
	Number	Weighted Average	Weighted	Number Exercisable	Weighted
Range of Exercise	Outstanding at	Remaining Contractual	Average	at September 30,	Average
Prices	September 30, 2006	Life — Years	Exercise Price	2006	Exercise Price
$ 3.96– 4.68	324,260	6.9	$4.24	195,503	$4.12
6.00–11.63	217,118	7.9	6.61	45,289	7.12
12.24–17.25	44,877	4.7	13.82	30,711	14.15
$ 3.96–17.25	586,255	7.1	$5.85	271,503	$5.76

     At September 30, 2005 and 2004, 235,930 and 168,291 options, respectively, were exercisable at weighted average exercise prices of $5.64 and $5.76 per share, respectively.

Contingencies:

     Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s management and legal counsel evaluate the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein. If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be recorded in the Company’s financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed.

Fair Value of Financial Instruments:

     The carrying amounts reflected in the accompanying consolidated balance sheet for cash and cash equivalents, accounts receivable, other accounts receivable, prepaid expenses and other current assets, accounts payable (excluding accounts payable related to certain insolvent subsidiaries as discussed in Note 6), accrued expenses, and short-term borrowings approximate fair value due to the short-term nature of the instruments. Refer to Note 7 regarding the terms and conditions of the Company’s long-term debt.

Recent Accounting Pronouncements:

     In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an Amendment of FASB Statements No. 87, 88, 106 and 132R”. This statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. This statement also modifies the definition of current and non-current liabilities for purposes of presentation in the statement of financial position. An employer is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006 whereas the requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company is currently in the process of determining the effects of adopting this statement in its consolidated financial statements.

     In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements”. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently in the process of determining the effects of adopting this statement in its consolidated financial statements.

     In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Quantifying Financial Misstatements”, which expresses the Staff’s views regarding the process of quantifying financial statement misstatements. Registrants are required to quantify the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. The financial statements would require adjustment when either approach results in quantifying a misstatement that is material, after considering all relevant quantitative and qualitative factors. SAB No. 108 is effective for financial statements covering the first fiscal year ending after November 15, 2006. The Company is currently in the process of determining the effects, if any, SAB No. 108 will have on the Company’s consolidated financial statements.

     In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of SFAS No. 109, “Accounting for Income Taxes”, which clarifies the accounting uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109. The interpretation prescribes a recognition threshold of more-likely-than-not and a measurement attribute on all tax positions taken or expected to be taken in a tax return in order to be recognized in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. Accordingly, the Company will adopt FIN 48 on October 1, 2007 and the Company is currently assessing the impact FIN 48 will have on its financial statements.

Note 3. Inventories

     Inventories consist of the following at September 30:

	2006	2005
Raw material	$7,589	$3,487
Work in process	227	237
Finished goods	2,102	709
	$9,918	$4,433

Note 4. Property, Plant and Equipment

     Property, plant and equipment consist of the following at September 30:

	2006	2005
Land and land improvements	$828	$828
Buildings	3,725	3,510
Machinery and equipment	11,190	9,037
Office furniture and equipment	3,974	4,728
Construction in progress	566	930
	20,283	19,033
Less accumulated depreciation	(11,826)	(11,578)
	$8,457	$7,455

     Depreciation expense for the years ended September 30, 2006, 2005 and 2004 was $1,288, $877 and $1,279, respectively. Capital leases for machinery and equipment included above were $305 at September 30, 2006 and 2005. Accumulated depreciation of assets held under capital leases was $305 and $272 at September 30, 2006 and 2005, respectively.

Note 5. Patent License Agreements

     During fiscal 2003 the Company obtained a license agreement for use of an adjustable pedal design for its heavy truck and transit bus product lines. The agreement is for a period of three years and is renewed annually if certain sales thresholds are met. The Company is obligated to make royalty payments based on the number of units it sells. For the year ended September 30, 2006, the Company sold adjustable pedals and recorded an accrual for royalties related to these sales of $4. The Company had not sold any adjustable pedal units prior to fiscal 2006. Additionally, the initial license payments of $200 that were capitalized will be amortized based on the projection of units sold over the next five years. Based on these projections, the Company anticipates amortizing four dollars for every adjustable pedal sold. As of September 30, 2006, the Company has amortized approximately $3 related to the number of units sold. The Company has focused additional resources in the adjustable pedal market and expects sales of these products to continue to grow throughout fiscal 2007 and beyond.

     Additionally, as part of the sale of the Company’s passenger car and light truck product lines to Teleflex Incorporated on September 30, 2003, the Company obtained the right to use certain of Teleflex’s adjustable pedal patents in exchange for Teleflex receiving licenses for certain of the Company’s patents.

     In fiscal 2005, the Company entered into an agreement to license non-contacting Hall effect sensor technology. The Company intends to use this license to internally produce non-contacting sensors for use in its electronic throttle controls. The initial licensing fee of $140 was paid and capitalized during the fiscal 2005. The Company amortizes this license fee over a five year period beginning once units are produced and sold, which occurred during the first quarter of fiscal 2006. As of September 30, 2006, the Company amortized $23 of this initial licensing fee. In addition, the Company will make royalty payments based on the number of units sold, which includes minimum yearly royalties beginning in year three of this agreement. As of September 30, 2006, the Company recorded royalty payments of $9 related to units sold during fiscal 2006. The Company capitalized, as part of the license fee, $229 which is equal to the present value of the minimum royalty payment obligation. This agreement is for a period of ten years and is renewed annually based on written mutual agreement. This agreement may be terminated by the licensor after four years if certain sales thresholds are not met.

Note 6. Settlement of Accounts Payable

     Included in the accompanying consolidated balance sheet is approximately $910 of old accounts payable related to closed insolvent subsidiaries of the Company and $134 related to old and disputed accounts payable related to an active subsidiary. In accordance with SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, a debtor can only relieve itself of a liability if it has been extinguished. Accordingly, a liability is considered extinguished if (a) the debtor pays the creditor and is relieved of its obligation for the liability or (b) the debtor is legally released from being the primary obligor under the liability, either judicially or by the creditor. During the years ended September 30, 2006, 2005 and 2004, the Company was judicially released from and reversed $744, $153 and $210, respectively, of old accounts payable resulting in a gain, which has been recorded in other (income) expense in the accompanying consolidated statements of operations. The Company expects to reverse amounts in future periods based on the recognition of the liabilities being judicially released in accordance with SFAS No. 140 of $889 in fiscal 2007; $90 in fiscal 2010; and $65 in fiscal 2011 – 2016.

     During the fourth quarter of fiscal 2004, the Company settled and received a final release relating to an outstanding sales tax obligation of Aptek resulting in a gain of $209, which has been included in administration expense in the accompanying consolidated statements of operations. The Company paid $48 in principal and interest in fiscal 2004 to settle the obligation.

Note 7. Debt

     As part of the recapitalization transaction completed on September 30, 2004, the Company entered into a new five-year senior secured loan and revolving credit facility with Merrill Lynch, which replaced the Company’s prior loan facility. The Merrill Lynch facility initially provided $25,000, consisting of an $8,000 revolving loan facility and a $17,000 term loan. The loans are secured by substantially all the assets of the Company. Borrowings under the revolving loan facility are subject to a borrowing base equal to 85% of eligible accounts receivables and 60% of eligible inventories. Interest rates under the agreement are based on the election of the Company of either a LIBOR rate or Prime rate. Under the LIBOR rate option, the revolving loan facility will bear interest at the LIBOR rate plus 3.75% per annum and borrowings under the term loan facility will bear interest at the LIBOR rate plus 4.25%. Under the Prime rate option, the revolving loan facility will bear interest at the Prime rate plus 2.75% per annum and the term loan facility will bear interest at the Prime rate plus 3.25%. Fees under the loan agreement include an unused line fee of .50% per annum on the unused portion of the revolving credit facility.

     The Company is required to repay the term loan in equal quarterly scheduled payments which are computed to repay the loan by the end of the term. The Company is entitled to prepay the term loan, in whole or in part, in minimum amounts without penalty. Mandatory prepayments of the loans under the term loan are required in amounts equal to 75% of the Company’s excess cash flow, as defined in the agreement, for each fiscal year and 100% of (i) the insurance or condemnation proceeds received in connection with a casualty event, condemnation or other loss, less any proceeds reinvested by the Company up to $500 per fiscal year; (ii) the net proceeds from issuance of equity or debt securities and (iii) the net cash proceeds of asset sales or other dispositions subject to customary exceptions. The revolving loan facility expires on September 29, 2009, at which time all outstanding amounts under the revolving loan facility are due and payable. The Company is subject to certain quarterly and annual financial covenants. At September 30, 2006, the Company was in compliance with all but two of its financial covenants. The Company has obtained a waiver from Merrill Lynch for fiscal 2006 for the two financial covenants it did not meet. During the first quarter of fiscal 2006, the Company repurchased $3,200 of its common stock from one investor as discussed in Note 13. The Company obtained a required consent from Merrill Lynch to purchase the common stock and to include the repurchase payment in the calculation of excess cash flow for the year ended September 30, 2005. During the second quarter of fiscal 2006, the Company paid $2,074 related to the excess cash flow requirement. Following payment of the excess cash flow requirement in the second quarter of fiscal 2006, the Company’s required quarterly scheduled principal payments were reduced from $850 to $712. The Company anticipates paying approximately $1,149 during the first quarter of fiscal 2007 related to the excess cash flow requirement of fiscal 2006 and anticipates making this payment from a combination of existing cash on hand and borrowing on the revolving loan facility. This amount is included in the current portion of long-term debt.

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

     The Company had $8,000 available under its revolving credit facilities at both September 30, 2006 and 2005.

The Company’s long-term debt consists of the following at September 30,	2006	2005
Revolving credit facility due September 29, 2009, bearing interest at a
variable rate.	$—	$—

Term loan due September 29, 2009, balance bearing interest at a variable rate, (9.9% at September 30, 2006) payable in quarterly
installments of $712.	8,540	13,600
	8,540	13,600
Less current portion	(3,996)	(5,474)
	$4,544	$8,126

Maturities of long-term debt for the years ending September 30 are as follows:
2007	$3,996
2008	2,847
2009	1,697
$8,540

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

     In 2003, the Company modified the provisions of the salaried plan to limit the number of eligible employees to those currently in the plan at the time of the modification and to limit benefits under the plan to those earned to that date. As part of the 2003 contract and strike settlement agreement with the union hourly workers, the hourly plan was also modified in 2003 to limit participation in the plan to those employees in the plan at August 31, 2002.

     Summarized information on the Company’s pension plans is presented below:

Obligations and Funded Status:

	Salaried Plan		Hourly Plan
September 30,	2006	2005	2006	2005
Change in benefit obligation:
Benefit obligation at beginning of year	$5,401	$4,934	$8,048	$7,782
Service cost	—	—	144	149
Interest cost	275	275	412	435
Actuarial (gain) loss	(199)	455	(286)	123
Benefits paid	(293)	(263)	(435)	(441)
Benefit obligation at end of year	$5,184	$5,401	$7,883	$8,048

Change in plan assets:
Fair value of plan assets at beginning of year	$3,387	$3,106	$5,007	$4,250
Actual return on plan assets	224	251	328	297
Employer contributions	575	293	829	901
Benefits paid	(293)	(263)	(435)	(441)
Fair value of plan assets at end of year	$3,893	$3,387	$5,729	$5,007
Obligation in excess of plan assets	$(1,291)	$(2,014)	$(2,154)	$(3,041)
Unrecognized actuarial loss	1,855	2,168	2,753	3,378
Unrecognized prior service cost	—	—	186	238
Net amount recognized	$564	$154	$785	$575

Amounts recognized in the consolidated
balance sheet consist of:
Accrued benefit liability	$(1,291)	$(2,014)	$(2,154)	$(3,041)
Intangible asset	—	—	186	238
Accumulated other comprehensive loss	1,855	2,168	2,753	3,378
Net amount recognized	$564	$154	$785	$575

Components of Net Periodic Benefit Cost:

	Salaried Plan			Hourly Plan
Components of net periodic benefit cost for
the years ended September 30:	2006	2005	2004	2006	2005	2004
Service cost	$—	$—	$106	$144	$149	$255
Interest cost	275	275	280	412	435	422
Expected return on plan assets	(228)	(202)	(135)	(333)	(259)	(202)
Amortization of prior service cost	—	—	—	52	57	59
Recognized net actuarial loss	117	99	133	344	367	368
Net periodic benefit cost	$164	$172	$384	$619	$749	$902

Weighted-average assumptions used to determine benefit obligations at September 30:

	Salaried Plan		Hourly Plan
	2006	2005	2006	2005
Discount rate	5.85%	5.25%	5.85%	5.25%
Rate of compensation increase	—	—	—	—

Weighted-average assumptions used to determine Net Periodic Benefit Cost for the years ended September 30:

	Salaried Plan			Hourly Plan
	2006	2005	2004	2006	2005	2004
Discount rate	5.25%	5.75%	6.00%	5.25%	5.75%	6.00%
Expected return on plan assets	6.50%	6.50%	6.00%	6.50%	5.75%	6.00%
Rate of compensation increase	—	—	—	—	—	—

     The overall expected long-term rate of return assumptions for fiscal 2006 were developed using return expectations. Historical and future expected returns of multiple asset classes were analyzed to develop a risk-free real rate of return and risk premiums for each asset class. The overall rate for each asset class was developed by combining a long-term inflation component, the risk-free real rate of return, and the associated risk premium. A weighted average rate was developed based on those overall rates and the target asset allocation of the plan.

Other Information:

     The projected benefit obligation, accumulated benefit obligation and the fair value of plan assets as of September 30, 2006 and 2005 are as follows:

	Salaried Plan		Hourly Plan
	2006	2005	2006	2005
Projected benefit obligation	$5,184	$5,401	$7,883	$8,048
Accumulated benefit obligation	5,184	5,401	7,883	8,048
Fair value of plan assets	3,893	3,387	5,729	5,007

     At September 30, 2006 and 2005 the accumulated benefit obligation was in excess of the plan assets for both the salaried plan and the hourly plan.

Plan Assets:

     The Company’s pension plan weighted-average asset allocations at September 30, 2006 and 2005, by asset category are as follows:

	Salaried Plan			Hourly Plan
			Target			Target
	2006	2005	Allocation	2006	2005	Allocation
Asset Category:
Equity securities	27%	25%	48%	27%	25%	48%
Debt securities	69%	72%	45%	70%	72%	45%
Real estate	4%	3%	7%	3%	3%	7%
Total	100%	100%	100%	100%	100%	100%

     The Company’s investment strategy is to build an efficient, well-diversified portfolio based on a long-term, strategic outlook of the investment markets. The investment markets outlook utilizes both historical-based and forward-looking return forecasts to establish future return expectations for various asset classes. These return expectations are used to develop a core asset allocation based on the specific needs of the plan. The core asset allocation utilizes multiple investment managers in order to maximize the plan’s return while minimizing risk.

     The overall funding status of the Company’s pension plans has improved in recent years, and the Company’s current investment strategy for fiscal 2007 is to reallocate a portion of the plan assets from debt securities to equity securities and real estate.

Cash Flows:

     The Company expects to recognize $573 in expense in fiscal 2007 related to these plans and make payments of $1,669 in fiscal 2007.

     Based on current data and assumptions, the following benefit payments, which reflect expected future service, as appropriate, are expected to be paid over the next 10 fiscal years:

	Benefits Paid
Year ending:	Salaried Plan	Hourly Plan
2007	$320	$470
2008	330	490
2009	350	520
2010	400	520
2011	410	550
Years 2012–2016	2,240	3,270

Note 9. Other Benefit Plans

     The Company had an Employee Stock Ownership Plan (ESOP) for non-union employees, which was terminated on December 31, 2005. All shares have been distributed from the Plan and there was no gain or loss from the termination of the ESOP.

     The Company sponsors a matching 401(k) plan for salaried employees and certain union employees, in which eligible employees may elect to contribute a portion of their compensation. Employer matching contributions in fiscal 2006, 2005 and 2004 were $213, $203 and $160, respectively.

Note 10. Post Retirement Benefits other than Pensions

     The Company provides health care and life insurance benefits for certain of its retired employees (“Post Retirement Plan”). These benefits are subject to deductibles, co-payment provisions and other limitations. The Company may amend or change the Post Retirement Plan periodically.

     In accordance with SFAS No. 106 “Employers Accounting for Post Retirement Benefits other than Pensions,” the Company elected to amortize the accumulated post retirement benefit obligation (“APBO”) at October 1, 1993 over twenty years as a component of post retirement benefits expense.

     The following table provides information on the post retirement plan status at September 30:

Accumulated Post Retirement Benefit Obligation:	2006	2005
Retirees	$(3,768)	$(3,697)
Fully eligible active participants	(31)	(62)
Other active Plan participants	(143)	(164)
	(3,942)	(3,923)
Plan assets	—	—

Accumulated post retirement benefit obligation in
excess of plan assets	(3,942)	(3,923)
Unrecognized loss	1,509	1,484
Unrecognized prior service cost	(923)	(1,040)
Unrecognized transition obligation	141	161

Accrued post retirement benefit cost included in
other long-term liabilities in the consolidated
balance sheet	$(3,215)	$(3,318)

Change in Benefit Obligation:	2006	2005
Benefit obligation at beginning of year	$3,923	$4,703
Service cost	7	7
Interest cost	199	261
Actuarial (gain) loss	93	(755)
Benefit payments	(280)	(293)
Benefit obligation at end of year	$3,942	$3,923

Post retirement benefits expense included the following
components for the years ended September 30:	2006	2005	2004
Service cost	$7	$7	$7
Interest cost	199	261	216
Amortization	(29)	23	(28)
Post retirement benefits expense	$177	$291	$195

     Based on current data and assumptions, the following benefit payments, which reflect expected future service, as appropriate, are expected to be paid over the next 10 fiscal years:

Year ending:	Benefits Paid
2007	$273
2008	283
2009	296
2010	305
2011	308
Years 2012–2016	1,456

     The assumed health care cost trend rate used in measuring the APBO ranged between 5.0%-9.0% in the first year, declining to 5.0% after 7 years. The discount rate used in determining the APBO was 5.80%, 5.25% and 5.75% for the years ended September 30, 2006, 2005 and 2004, respectively. The Company made contributions of $280 and $293, respectively, for benefit payments to this plan during the years ended September 30, 2006 and 2005.

     If the assumed medical costs trends were increased by 1%, the APBO as of September 30, 2006 would increase by $367, and the aggregate of the services and interest cost components of the net annual post retirement benefit cost would be increased by $20. If the assumed medical costs trends were decreased by 1%, the APBO as of September 30, 2006 would decrease by $313, and the aggregate of the services and interest cost components of the net annual post retirement benefit cost would be decreased by $17.

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

Note 11. Income Tax Expense (Benefit)

     The provision for income tax expense (benefit) is as follows for the years ended September 30:

	2006	2005	2004
Current	$2,552	$295	$91
Deferred	2,157	3,984	(9,356)
	$4,709	$4,279	$(9,265)

     The reconciliation between the effective tax rate and the statutory federal tax rate on income (loss) from continuing operations as a percent is as follows:

Provision (Benefit)	2006	2005	2004
Statutory federal income tax rate	34.0%	34.0%	(34.0)%
State taxes, net of federal income tax benefit	2.1	1.9	0.2
Reduction in deferred tax assets due to change in state tax law	—	6.7	—
Impact of foreign operations	0.3	1.0	—
Effect of change in valuation allowance	(0.4)	(4.6)	(86.5)
Stock-based compensation	0.7	—	—
Section 199 deduction	(0.8)
Extraterritorial income exclusion	(1.3)	(1.5)	(2.0)
Preferred stock dividends	—	—	8.4
Extinguishment of debt	—	—	49.2
Other	(1.6)	(1.2)	(5.8)
	33.0%	36.3%	(70.5)%

     At September 30, 2006, the Company had recorded an income tax receivable of $635, which is included in other accounts receivable in the accompanying consolidated balance sheets.

     Prior to fiscal 2004, the Company had recorded a full valuation allowance on all of its net deferred tax assets as it was considered more likely than not that the deferred tax assets would not be realized. At September 30, 2004, the Company reversed $11,374 of the valuation allowance on certain deferred tax assets. The valuation allowance was reversed based upon current and anticipated future taxable income generated by the Company and the conclusion that it was more likely than not that these deferred tax assets would be realized in the future. Realization of the deferred tax assets recorded at September 30, 2006 is dependent on the Company’s ability to generate future taxable income. The Company believes that it is more likely than not that forecasted taxable income will be sufficient to allow for these deferred tax assets to be realized. The net change in total valuation allowance for the years ended September 30, 2006, 2005, and 2004 was a decrease of $51, $536 and $11,374 in fiscal 2006, 2005, and 2004, respectively.

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 2006 and 2005 are as follows:

	2006	2005
Deferred tax assets:
Inventories	$211	$199
Warranty liability	635	611
Accrual for compensated absences	131	120
Accrual for retiree medical benefits	1,124	1,162
Accounts receivable allowance	365	367
Loss from investment in affiliate (Ajay Sports, Inc.)	3,857	3,857
Tax gain on sale/leaseback	642	642
Accrued environmental obligations	210	247
Accrued other liabilities	350	186
Pension plan comprehensive loss adjustment	804	1,385
Federal net operating loss carryforwards	—	760
State net operating loss carryforwards	1,304	1,322
AMT credit	—	356
Research and experimentation credit	—	961
Total deferred tax assets	9,633	12,175
Less valuation allowance	(6,455)	(6,506)
Deferred tax assets, net of valuation allowance	3,178	5,669

	2006	2005
Deferred tax liabilities:
Plant and equipment	293	281
Net deferred income tax assets	$2,885	$5,388

Current deferred income tax assets	$1,992	$1,868
Long-term deferred income tax assets	7,641	10,307
Long-term deferred income tax liabilities	(293)	(281)
Valuation allowance	(6,455)	(6,506)
	$2,885	$5,388

     As of September 30, 2006, the Company had fully utilized any remaining federal net operating loss carry-forwards from prior periods and credit carry-forwards. At September 30, 2006, the Company has approximately $30,051 of state net operating loss carry-forwards, which are available to the Company in certain state tax jurisdictions and expire in 2007 through 2015. These state net operating loss carry-forwards have a full valuation allowance against them at September 30, 2006.

Note 12. Commitments and Contingencies

     The Company and its subsidiaries are parties to various pending judicial and administrative proceedings arising in the ordinary course of business. The Company’s management and legal counsel have reviewed the probable outcome of these proceedings, the costs and expenses reasonably expected to be incurred, the availability and limits of the Company’s insurance coverage, and the Company’s established liabilities. While the outcome of the pending proceedings cannot be predicted with certainty, based on its review, the Company believes that any unrecorded liability that may result is not more than likely to have a material effect on the Company’s liquidity, financial condition or results of operations.

     The soil and groundwater at our Portland, Oregon facility contain certain contaminants, which were deposited from approximately 1968 through 1995. Some of this contamination has migrated offsite to neighboring properties. The Company has retained an environmental consulting firm to investigate the extent of the contamination and to determine what, if any, remediation will be required and the associated costs. During the third quarter of fiscal 2004, we entered into the Oregon Department of Environmental Quality’s voluntary clean-up program and during fiscal 2004 we established a liability of $950 for this matter. As of September 30, 2006, this liability has been reduced to $569 to reflect expenditures made to complete portions of the investigation and is recorded in accrued expenses in the accompanying consolidated balance sheets. The Company has made contribution claims for investigation and remediation costs against both prior operators of the property and a former owner of the property under the Federal Superfund Act and the Oregon Cleanup Law. The Company believes it also has a contractual right to indemnification from one of the prior operators of the property for a portion of the investigation and remediation costs and has notified the prior operator of this indemnity claim. The Company is exploring the possibility of cooperative settlement with both prior operators and the prior owner of the property. The Company intends to pursue legal action against the prior owner and these prior operators if settlements cannot be reached in a reasonable time. During the second quarter of fiscal 2006, Dana Corporation (“Dana”), a prior owner and operator from whom the Company has a contractural right to indemnification, filed a Chapter 11 bankruptcy petition in the United States Bankruptcy Court for the Southern District of New York. The Company has filed a proof of Claim against Dana with the Court for the entire cost of the investigation and clean-up. At this time it is uncertain how this bankruptcy petition will impact the ultimate recovery from Dana, however, the Company has not previously reflected any potential recovery in its consolidated financial statements. The Company believes that even with a resolution of the claims against the prior operators and owner of the property, the Company will be liable for some portion of the ultimate costs.

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

     On August 1, 2005, Mr. Thomas Ziegler, the Company’s former president and chief executive officer, filed a suit against the Company, American Industrial Partners, L.P.; American Industrial Partners Fund III, L.P., and American Industrial Partners Fund III Corporation in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida. This suit is similar to a suit filed by Mr. Ziegler on May 12, 2003 against the same defendants. The 2003 suit was dismissed without prejudice for failure to prosecute. In the suit, Mr. Ziegler alleges that the Company breached an “oral agreement” with Mr. Ziegler to pay him additional compensation, including a bonus of “at least” $500 for certain tasks performed by Mr. Ziegler while he was the Company’s president and chief executive officer and seeks additional compensation to which he claims he is entitled. We dispute the existence of any such agreement with Mr. Ziegler and are vigorously defending this action.

     The Company leases certain facilities under non-cancelable operating leases. In addition, the Company leases certain equipment used in their operations. Future minimum lease payments under all non-cancelable operating leases are approximately as follows for annual periods ending September 30,

2007	$356
2008	327
2009	286
2010	258
2011	128
Total	$1,355

     Rent expense under operating leases was $312, $138 and $50 for the years ended September 30, 2006, 2005 and 2004, respectively.

Note 13. Preferred Stock

     On September 30, 2004, the stockholders approved and the Company completed a recapitalization transaction with its prior Series B and Series A-1 Preferred stock stockholders where the Company redeemed 98,114 shares of Series B Preferred stock for $26,436; converted the outstanding shares of Series A-1 Preferred stock into 1,974,790 shares of common stock; and converted the remaining 55,436 shares of Series B Preferred stock not redeemed into 1,960,249 shares of common stock. Upon completion of this transaction, all outstanding Series B and Series A-1 Preferred stock was either redeemed or converted into common stock. Additionally, this transaction eliminated all Series A-1 Preferred stock, Series B Preferred stock and the related preferential dividends, including the elimination of all accrued and unpaid Series B dividends as of September 30, 2004. The liquidation preference rights held by all Series B Preferred stock stockholders were also eliminated. Prior to this transaction, the Series B Preferred stock stockholders, voting as a separate class, were entitled to elect a majority of the members of the Company’s board of directors. As part of the recapitalization, this voting provision was eliminated and the holders of the Series B Preferred stock were no longer contractually entitled to elect a majority of the members of the board of directors.

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

     Also on September 30, 2004, the Company entered into a put/call option agreement with American Industrial Partners Capital Fund III, L.P. (“AIP”). This option agreement gave AIP the right to require the Company to repurchase, in whole or in part, up to a maximum of 1,166,666 shares of the Company’s common stock held by AIP (the “Put”) during the period commencing on September 30, 2006 and ending on September 30, 2007. During the first quarter of fiscal 2006, AIP sold all of its shares of stock in the Company to three purchasers: (i) the Company; (ii) Dolphin Offshore Partners L.P.(“Dolphin”), an affiliate of Dolphin Advisors, LLC (“Dolphin Advisors”); and (iii) an investment group arranged by Taglich Brothers, Inc. The Company repurchased 416,666 shares at $7.68 per share. Dolphin purchased 355,420 shares at $7.68 per share. The investment group arranged by Taglich Brothers, Inc. purchased 355,420 shares also at $7.68 per share. Peter E. Salas, a member of the Board of Directors of the Company, is a member of Dolphin Advisors. Douglas E. Hailey, also a member of the Board of Directors of the Company, is the Vice President of the Investment Banking Division of Taglich Brothers, Inc. In conjunction with these sales by AIP, the put/call option agreement was terminated resulting in an increase in other income of $10 and the parties were released from their obligations under this agreement.

     As part of the put/call option agreement, if the Company failed to pay the price of the Put for the shares required to be repurchased within 30 days after exercise of the Put by AIP, the Company would have been required to issue to AIP shares of the Company’s newly designated Series C Preferred stock. The Series C Preferred stock expired with the termination of the put/call option agreement.

Note 14. Discontinued Operations

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

Note 15. Related Parties

     Effective with the 2004 recapitalization transaction, the Company entered into an Amended and Restated Management Services Agreement (the “Agreement”) with American Industrial Partners (“AIP Advisor”) and Dolphin Advisors. AIP Advisor is an affiliate of AIP, and Dolphin Advisors is an affiliate of Dolphin Offshore Partners, L.P. and Dolphin Direct Equity Partners, L.P. In conjunction with AIP’s sale of stock, as noted in Note 13, the Agreement related to AIP Advisor terminated as of October 1, 2005, however the Agreement with regards to Dolphin Advisors is still in effect. Under the Agreement, each of AIP Advisor and Dolphin Advisors provides advisory and management services to the Company and its subsidiaries. In consideration of the services, the Agreement states that the Company is required to pay $120 to Dolphin Advisors and was, until October 1, 2005, required to pay $80 to AIP annually through August 1, 2007. On October 1, 2005, the agreement with respect to Dolphin Advisors was amended to reduce the annual management fee to $60 and to extend the agreement one year to August 1, 2008. Under a previously existing Management Services Agreement with AIP Advisors, the Company paid an annual management fee of $400 in fiscal 2004, which was recorded in administration expenses in the accompanying consolidated financial statements of operations.

     During the first quarter of fiscal 2006, the Company paid bonuses related to fiscal 2005. As part of the employment agreement with Patrick W. Cavanagh, President and Chief Executive Officer, the Company has the option to pay Mr. Cavanagh a portion of his bonus in shares of common stock of the Company as approved by the Board of Directors. The Company paid $60 of Mr. Cavanagh’s bonus in shares of common stock equal to 6,223 shares at a price of $9.66 per share. Additionally, in the third quarter of fiscal 2006, the Company elected to pay 7% of Mr. Cavanagh’s fiscal 2006 salary in common stock of the Company and issued 1,306 shares of restricted common stock at $12.86 per share. Also during the third quarter of fiscal 2006, the Company paid approximately $5 of Dennis

E. Bunday’s, Executive Vice President and Chief Financial Officer, salary in common stock of the Company and issued 388 shares of restricted common stock at $12.86 per share. All of the above shares were valued at the average trading price of the Company’s common stock for the 30 days preceding the issuance of the stock.

     In June 2005, the Company issued 12,722 shares of restricted common stock to Mr. Cavanagh, at $7.86 per share. As part of his employment agreement, he was entitled to a one-time signing bonus payable in May 2005, of which $100 was payable in shares of common stock of the Company, valued at the average trading price for the preceding 30 days and $100 would be payable in cash. Additionally, this agreement grants the Company the option to pay up to 7% of his annual base salary in shares of common stock of the Company. In June 2005, the Company elected to pay 7% of Mr. Cavanagh’s fiscal 2005 salary in common stock of the Company and issued 2,137 shares of restricted common stock at $7.86 per share.

     In March 2004, the Company issued 36,111 shares of restricted common stock to certain employees at $4.50 per share, which approximated the market value price at the date of the transaction. In addition, the Company issued stock options to each employee that purchased common stock. The total options granted were 144,444, which vest equally over a five year period from the date of grant.

Note 16. Business Segment Information

     The Company accounts for its segments in accordance with SFAS No.131 “Disclosures about Segments of an Enterprise and Related Information.” During the years ended September 30, 2006, 2005 and 2004, the Company operated in one segment: vehicle components and for the years ended September 30, 2006 and 2005, the Company operated in various geographic locations within the vehicle components operating segment, however these locations do not qualify as reportable segments.

     For geographic information, revenues are allocated between the United States and International countries, depending on whether the shipments are to customers within the United States or located outside the United States. Long-lived assets are also allocated by geographic location. Revenues for each geographic location are as follows:

Year ended September 30,	2006	2005	2004
Canada	$7,101	$6,335	$5,998
Sweden/Belgium	9,027	9,019	7,007
Mexico	3,018	2,710	1,761
Korea	2,797	1,714	1,585
Other	5,245	3,991	2,714

Net sales — export	27,188	23,769	19,065
United States	47,446	43,647	38,985
	$74,634	$67,416	$58,050

     Long-lived assets for each geographic location are as follows:

Year ended September 30,	2006	2005
United States	$8,494	$8,632
China	979	212
Other	11	5
	$9,484	$8,849

     There were no long-lived assets outside the United States for the year ended September 30, 2004.

Note 17. Employment Agreements

     In January 2003, the Company entered into an employment agreement with Dennis E. Bunday, its Executive Vice President and Chief Financial Officer. The contract is for a term of four years beginning October 1, 2002 and specifies an initial base salary per year, plus bonus based on parameters established by the board of directors and is automatically extended in one-year increments unless either the Company or Mr. Bunday provides written notice that the agreement will not be extended. The agreement also provides for a one-year severance payment under certain circumstances in the event the Company terminates the agreement prior to the end of the contract period.

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

Note 18. Quarterly Data (unaudited)

     The following table summarizes the Company’s quarterly financial data for the past two fiscal years ended September 30, 2006 and 2005.

	First	Second	Third	Fourth
2006	Quarter	Quarter	Quarter	Quarter	Annual
Continuing operations:
Net sales	$16,132	$18,796	$19,898	$19,808	$74,634
Cost of sales	10,788	11,994	12,801	12,605	48,188
Gross profit	$5,344	$6,802	$7,097	$7,203	$26,446
Operating expenses	$2,657	$2,897	$2,884	$3,181	$11,619
Net income	$1,527	$2,438	$2,769	$2,815	$9,549
Earnings per common share
Basic	$0.20	$0.33	$0.37	$0.38	$1.29
Diluted	$0.20	$0.32	$0.36	$0.37	$1.25

	First	Second	Third	Fourth
2005	Quarter	Quarter	Quarter	Quarter	Annual
Continuing operations:
Net sales	$15,169	$17,567	$17,192	$17,488	$67,416
Cost of sales	10,048	11,505	11,348	11,502	44,403
Gross profit	$5,121	$6,062	$5,844	$5,986	$23,013
Operating expenses	$2,329	$2,691	$2,796	$2,455	$10,271
Net income	$1,714	$1,775	$1,610	$2,396	$7,495
Earnings per common share
Basic	$0.22	$0.23	$0.21	$0.31	$0.96
Diluted	$0.22	$0.22	$0.20	$0.30	$0.94

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that information required to be disclosed in our

Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information with respect to our directors and executive officers is incorporated herein by reference to the sections entitled “Election of Directors” and “Management” in our proxy statement for our 2007 annual meeting of stockholders (the “2006 Proxy Statement”) to be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year ended September 30, 2006.

ITEM 11. EXECUTIVE COMPENSATION

     The section of our 2006 Proxy Statement entitled “Executive Compensation” is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The section of our 2006 Proxy Statement entitled “Securities Ownership of Certain Beneficial Owners and Management” is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The section of our 2006 Proxy Statement entitled “Certain Relationships and Related Party Transactions” is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The section of our 2006 Proxy Statement entitled “Independent Registered Public Accounting Firm” is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

	(1)	Financial Statements — See “Index to Financial Statements” at Item 8 on page 24 of this Annual Report on Form 10-K.

	(2)	Financial Statement Schedules — All financial statement schedules are omitted either because they are not required, not applicable or the required information is included in the financial statements or notes thereto.

	(3)	Exhibits — See “Exhibit Index” beginning on page 58.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLIAMS CONTROLS, INC.

Date: December 14, 2006	By	/ s / PATRICK W. CAVANAGH
Patrick W. Cavanagh, Director, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: December 14, 2006	By	/ s / R. EUGENE GOODSON
R. Eugene Goodson, Chairman of the Board

Date: December 14, 2006	By	/ s / PATRICK W. CAVANAGH
Patrick W. Cavanagh, Director, President and
Chief Executive Officer

Date: December 14, 2006	By	/ s / DENNIS E. BUNDAY
Dennis E. Bunday, Executive Vice President,
Chief Financial Officer and
Principal Accounting Officer

Date: December 14, 2006	By	/ s / H. SAMUEL GREENAWALT
H. Samuel Greenawalt, Director

Date: December 14, 2006	By	/ s / DOUGLAS E. HAILEY
Douglas E. Hailey, Director

Date: December 14, 2006	By	/ s / CARLOS P. SALAS
Carlos P. Salas, Director

Date: December 14, 2006	By	/ s / PETER E. SALAS
Peter E. Salas, Director

Date: December 14, 2006	By	/ s / DONN J. VIOLA
Donn J. Viola, Director

Williams Controls, Inc.
Exhibit Index

Exhibit
Number		Description
2.01		Asset Purchase Agreement, dated as of September 30, 2003, by and among the Company, Teleflex Incorporated and Teleflex Automotive Incorporated (Incorporated by reference to Exhibit 2.1 to the Registrant’s current report on Form 8-K filed on December 9, 2003).

3.01		Certificate of Incorporation of the Registrant as amended. (Incorporated by reference to Exhibit 3.1 to the Registrant’s annual report on form 10-K for the fiscal year ended September 30, 1995, Commission File No. 0-18083, filed with the Commission on November 1, 1989)

3.02		Restated By-Laws of the Registrant as amended July 1, 2002. (Incorporated by reference to Exhibit 3.6 to the Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2002)

4.01		Specimen Unit Certificate (including Specimen Certificate for shares of Common Stock and Specimen Certificate for the Warrants). (Incorporated by reference to Exhibits 1.1 and 1.2 to the Registrant’s Registration Statement on Form 8-A, Commission File No. 0-18083, filed with the Commission on November 1, 1989)

4.02		Certificate to Provide for the Designation, Preferences, Rights, Qualifications, Limitations or Restrictions Thereof, of the Series A Preferred Stock, 7 1/2% Redeemable Convertible Series (Incorporated by reference to Exhibit 3.1 to the Registrant’s quarterly report on form 10-Q for the quarter ended March 31, 1998, Commission File No. 0-18083, filed with the Commission on November 1, 1989)

4.03		Certificate to Provide for the Designation, Preferences, Rights, Qualifications, Limitations or Restrictions Thereof, of the Series A-1 Preferred Stock, Non-Redeemable Convertible Series. (Incorporated by reference to Exhibit 3.3 to the Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2002)

4.04		Certificate to Provide for the Designation, Preferences, Rights, Qualifications, Limitations or Restrictions Thereof, of the Series B Preferred Stock, 15% Redeemable Convertible Series (Incorporated by reference to Exhibit (d)(v) to the Schedule TO-I/A filed on July 5, 2002).

4.05		Certificate of Elimination for Mandatory Preferred Stock (Incorporated by reference to Exhibit (d)(vi) to the Schedule TO-I/A filed on July 5, 2002)

4.06		Certificate of Amendment to the Designation, Preferences, Rights, Qualifications, Limitations or Restrictions Thereof, of the Series A-1 Preferred Stock, Non-Redeemable Convertible Series (Incorporated by reference to the Registrant’s report on Form 8-K, filed on September 29, 2004)

4.07		Certificate to Provide for the Designation, Preferences, Rights, Qualifications, Limitations or Restrictions Thereof, of the Series C Preferred Stock, 15% Redeemable Non-Convertible Series (Incorporated by reference to the Registrant’s report on Form 8-K, filed on September 29, 2004)

4.08		Certificate of Amendment to the Certificate to Provide for the Designation, Preferences, Rights, Qualifications, Limitations or Restrictions Thereof, of the Series B Preferred Stock, 15% Redeemable Convertible Series (Incorporated by reference to the Registrant’s report on Form 8-K, filed on September 29, 2004)

10.01	(a)	Form of Indemnification Agreement for H. Samuel Greenawalt. (Incorporated by reference to Exhibit 10.1(c) to the Registrant’s annual report on Form 10-K for the fiscal year ended September 30, 1993, Commission File No. 0-18083, filed with the Commission on November 1, 1989)

10.01	(b)	Form of Indemnification Agreement for Douglas E. Hailey (Incorporated by reference to Exhibit 10.1(a) to the Registrant’s quarterly report on Form 10-Q for the quarter ended December 31, 2001)

10.02		The Company’s 1995 Stock Option Plan for Non-Employee Directors. (Incorporated by reference to Exhibit 10.3 to the Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 1995, Commission File No. 0-18083, filed with the Commission on November 1, 1989)

Exhibit
Number	Description
10.03	The Registrant’s 1993 Stock Option Plan as amended to date. (Incorporated by reference to Exhibit 10.4(b) to the Registrant’s annual report on Form 10-k for the fiscal year ended September 30,1998, Commission File No. 0-18083, filed with the Commission on November 1, 1989)

10.05	Management Services Agreement, dated as of July 1, 2002, by and among American Industrial Partners, a Delaware general partnership, and the Company (Incorporated by reference to Exhibit (d)(ix) to the Schedule TO-I/A filed on July 5, 2002).

10.06	Dolphin Side Letter, dated as of July 1, 2002 (Incorporated by reference to Exhibit (d)(xi) to the Schedule TO-I/A filed on July 5, 2002).

10.07	Form of Amended and Restated Subordinated Debenture Due July 1, 2004 (Incorporated by reference to Exhibit (d)(xii) to the Schedule TO-I/A filed on July 5, 2002).

10.08	Amended and Restated Credit Agreement, including Promissory Notes for the Revolving Credit Loan and Terms Loans A and B, dated July 1, 2002 (Incorporated by reference to Exhibit (d)(xiii) to the Schedule TO-I/A filed on July 5, 2002).

10.09	Put/Call Option Agreement, dated September 30, 2004, between Williams and American Industrial Partners Capital Fund III, L.P. (Incorporated by reference to the Registrant’s report on Form 8-K, filed on September 29, 2004)

10.10	Credit Agreement, dated September 27, 2004, among Williams, Williams Controls Industries, Inc., a wholly-owned subsidiary of Williams, and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services, Inc. (Incorporated by reference to the Registrant’s report on Form 8-K, filed on September 29, 2004)

10.11	Amended and Restated Management Services Agreement, dated September 30, 2004, among Williams, American Industrial Partners and Dolphin Advisors, LLC (Incorporated by reference to the Registrant’s report on Form 8-K, filed on September 29, 2004)

10.12	Employment Agreement with Dennis E. Bunday, Executive Vice President and Chief Financial Officer (Filed herewith)

10.13	Employment Agreement with Patrick W. Cavanagh, President and Chief Executive Officer (Filed herewith)

10.14	Revised Code of Ethics (Incorporated by reference to the Registrant’s report on Form 8-K, filed on October 3, 2006)

18	Preferability Letter of Independent Registered Public Accounting Firm related to the change in the measurement date for Williams pension plans from September 30 to August 31 (Incorporated by reference to Exhibit 18 to the Registrant’s annual report on Form 10-K for the fiscal year ended September 30, 2004)

21.01	Schedule of Subsidiaries (Filed Herewith)

23.01	Consent of KPMG LLP, Independent Registered Public Accounting Firm (Filed herewith)

31.01	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) (Filed herewith)

31.02	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) (Filed herewith)

32.01	Certification of Patrick W. Cavanagh Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Certification of Dennis E. Bunday Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002