Form 10-Q
period 2006-12-31
WILLIAMS CONTROLS INC
filed 2007-02-09
CIK 854860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2006

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
Yes [ X ]    No [     ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [     ]   Accelerated Filer [     ]   Non-Accelerated Filer [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes [     ]    No [ X ]

The number of shares outstanding of the registrant's common stock as of January 31, 2007: 7,450,244

Williams Controls, Inc.
December 31, 2006

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
Williams Controls, Inc.
Condensed Consolidated Balance Sheets
(Dollars in thousands, except share and per share information)
(Unaudited)

	December 31, 2006	September 30, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$2,461	$2,530
Trade accounts receivable, less allowance of $43 and $35 at December 31, 2006 and September 30 2006, respectively	8,629	9,368
Other accounts receivable	614	1,231
Inventories	10,759	9,918
Deferred income taxes	657	657
Prepaid expenses and other current assets	889	333
Total current assets	24,009	24,037

Property, plant and equipment, net	8,695	8,457
Deferred income taxes	2,228	2,228
Other assets, net	983	1,027
Total assets	$35,915	$35,749

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$5,129	$6,504
Accrued expenses	5,215	5,528
Current portion of employee benefit obligations	1,297	1,669
Current portion of long-term debt	3,578	3,996
Total current liabilities	15,219	17,697

Long-term Liabilities:
Long-term debt	4,250	4,544
Employee benefit obligations	5,122	4,991
Other long-term liabilities	260	255

Commitments and contingencies

Stockholders’ Equity:
Preferred Stock ($.01 par value, 50,000,000 authorized) Series C (0 issued and outstanding at December 31, 2006 and September 30, 2006)	-	-
Common stock ($.01 par value, 12,500,000 authorized; 7,450,244 and 7,432,844 issued and outstanding at December 31, 2006 and September 30, 2006, respectively)	74	74
Additional paid-in capital	34,261	34,014
Accumulated deficit	(17,871)	(20,414)
Treasury stock (21,700 shares at December 31, 2006 and September 30, 2006)	(377)	(377)
Accumulated other comprehensive loss	(5,023)	(5,035)
Total stockholders’ equity	11,064	8,262
Total liabilities and stockholders’ equity	$35,915	$35,749

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

Williams Controls, Inc.
Condensed Consolidated Statements of Operations
(Dollars in thousands, except share and per share information)
(Unaudited)

	Three Month Period Ended December 31,
	2006	2005
Net sales	$18,442	$16,132
Cost of sales	12,150	10,788
Gross profit	6,292	5,344
Operating expenses:
Research and development	830	848
Selling	520	448
Administration	1,273	1,303
Realignment of operations	176	58
Total operating expenses	2,799	2,657
Operating income	3,493	2,687
Other (income) expenses:
Interest income	(36)	(27)
Interest expense	258	318
Other income, net	(603)	(8)
Total other (income) expenses	(381)	283
Income before income taxes	3,874	2,404
Income tax expense	1,331	877
Net income	$2,543	$1,527
Net income per common share - basic	$0.34	$0.20
Weighted average shares used in per share calculation - basic	7,439,746	7,457,107
Net income per common share - diluted	$0.33	$0.20
Weighted average shares used in per share calculation - diluted	7,693,601	7,595,673

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

Williams Controls, Inc.
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Three Month Period Ended December 31,
	2006	2005
Cash flows from operating activities:
Net income	$2,543	$1,527
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	502	296
Deferred income taxes	-	760
Stock based compensation	114	104
Gain from disposal of fixed assets	(1)	-
Changes in operating assets and liabilities
Receivables, net	1,356	634
Inventories	(841)	(993)
Accounts payable and accrued expenses	(1,599)	(706)
Other	(788)	(490)
Net cash provided by operating activities	1,286	1,132
Cash flows from investing activities:
Purchases of property, plant and equipment	(687)	(493)
Net cash used in investing activities	(687)	(493)
Cash flows from financing activities:
Net payments of debt	(712)	(864)
Repurchase of common stock	-	(3,200)
Net proceeds from exercise of stock options	44	11
Net cash used in financing activities	(668)	(4,053)
Net increase in cash and cash equivalents	(69)	(3,414)
Cash and cash equivalents at beginning of period	2,530	5,052
Cash and cash equivalents at end of period	$2,461	$1,638
Supplemental disclosure of cash flow information:
Interest paid	$221	$277
Income taxes paid	$-	$2

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

Williams Controls, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Three Month periods ended December 31, 2006 and 2005
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Note 1. Organization

Williams Controls, Inc., including its wholly-owned subsidiaries as follows, are hereinafter referred to as the “Company,” “Registrant,” “we,” “our,” or “us”:

Active Subsidiaries - Williams Controls Industries, Inc. (“Williams”); Williams (Suzhou) Controls Co. Ltd. (“Williams Controls Asia”); and Williams Controls Europe GmbH (“Williams Controls Europe”).

Inactive Subsidiaries - Aptek Williams, Inc. (“Aptek”); Premier Plastic Technologies, Inc. (“PPT”); ProActive Acquisition Corporation (“ProActive”); WMCO-Geo (“GeoFocus”); NESC Williams, Inc. (“NESC”); Williams Technologies, Inc. (“Technologies”); Williams World Trade, Inc. (“WWT”); Techwood Williams, Inc. (“TWI”); Agrotec Williams, Inc. (“Agrotec”) and our 80% owned subsidiaries Hardee Williams, Inc. (“Hardee”) and Waccamaw Wheel Williams, Inc. (“Waccamaw”).

Note 2. Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared by the Company and, in the opinion of management, reflect all material normal recurring adjustments necessary to present fairly the Company’s financial position as of December 31, 2006 and the results of operations and cash flows for the three month periods ended December 31, 2006 and 2005. The results of operations for the three month period ended December 31, 2006 are not necessarily indicative of the results to be expected for the entire fiscal year.

Certain information and footnote disclosures made in the last Annual Report on Form 10-K have been condensed or omitted for the interim consolidated statements. Certain costs are estimated for the full year and allocated to interim periods based on activity associated with the interim period. Accordingly, such costs are subject to year-end adjustment. It is management’s opinion that, when the interim consolidated statements are read in conjunction with the September 30, 2006 annual report on Form 10-K, the disclosures are adequate to make the information presented not misleading. The interim consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions, based upon all known facts and circumstances, that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported periods. Management makes these estimates using the best information available at the time the estimates are made; however, actual results could differ materially from these estimates. Estimates are used in accounting for, among other things, pension and post-retirement benefits, product warranty, excess and obsolete inventory, allowance for doubtful accounts, useful lives for depreciation and amortization, future cash flows associated with the evaluation of impairment of long-lived assets, deferred tax assets, stock options and commitments and contingencies.

Certain reclassifications of amounts reported in the prior period financial statements have been made to conform to classifications used in the current period financial statements.

At the March 2, 2006 Annual Meeting of stockholders, the stockholders of the Company approved a one-for-six reverse stock split for each share of common stock outstanding as of January 27, 2006. The Company’s share and per share amounts of common stock for fiscal year 2006 have been restated to reflect the effect of the one-for-six reverse stock split for all periods presented. The reverse split was effective March 16, 2006.

Note 3. Realignment of Operations

During the second quarter of fiscal year 2006, the Company announced a plan for realignment of its Portland, Oregon manufacturing operations as part of ongoing efforts to focus on its core product competencies and improve its global competitiveness. The realignment plan consists of outsourcing all of the Company’s die casting and machining operations to high-quality suppliers, primarily in Asia, and relocating of the Company’s assembly operations for the majority of its pneumatic products to its manufacturing facility in Suzhou, China. In conjunction with the realignment, the Company expects to eliminate approximately 47 hourly and 2 salaried positions from its Portland, Oregon headquarters during fiscal 2007. As part of this realignment plan, the Company expects to incur a one-time termination benefit with those employees affected by the realignment. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” and related guidance, a one-time benefit arrangement must meet certain criteria in order for a Company to recognize a liability for such one-time benefits. The realignment plan must establish the terms of the benefit arrangement, including the benefits that employees will receive upon termination, in sufficient detail to enable employees to determine the type and amount of benefits they will receive if they are involuntarily terminated. The Company did not establish the terms of the benefits to employees in sufficient detail until after it began its negotiations with the United Automobile Workers of America union bargaining committee during the first week of April 2006. As such, the Company did not begin to record any liability for expected termination benefits until the third quarter ended June 30, 2006. The Company's preliminary estimates of the total costs of the realignment, including supplier and parts qualification, refurbishment of tools, accelerated depreciation on certain assets, legal costs, and the one-time termination benefits to employees, are in the range of $1.5 million. The Company is not able at this time to provide estimates for each type of cost, or for the charge that will result in future cash expenditures, as the actual costs will be based on a variety of factors. The Company recorded realignment expenses of $176 and $58 for the three month periods ended December 31, 2006 and 2005, respectively, which were recorded in operating expenses in the accompanying condensed consolidated statements of operations. A liability of $105 related to employee termination benefits was recorded in accrued liabilities for the first quarter of fiscal year 2007. No employee termination benefits were recorded in the first quarter of fiscal year 2006.

Note 4. Accounting for Stock Based Compensation

In the first quarter of fiscal year 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share Based Payment,” which revises SFAS No. 123, “Accounting for Stock-Based Compensation.” Prior to fiscal year 2006, the Company accounted for its stock-based compensation plans using the intrinsic value-based method under Accounting Principles Board Opinion No. 25 (APB 25). No compensation expense was recorded for stock options granted to employees prior to October 1, 2005 under the intrinsic value method.

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

As of December 31, 2006, there was $1,286 of total unrecognized compensation costs related to nonvested stock options. That cost is expected to be recognized over a weighted average period of 3.6 years. For the three month period ended December 31, 2006, the Company’s total stock-based compensation expense was $114 ($104 net of tax). Stock-based compensation expense was recorded in cost of sales and operating expenses in the amounts of $16 and $98, respectively, in the accompanying condensed consolidated statement of operations. For the three month period ended December 31, 2005, the Company’s total stock-based compensation expense was $104 ($92 net of tax). Stock-based compensation expense was recorded in cost of sales and operating expenses in the amounts of $11 and $93, respectively, in the accompanying condensed consolidated statement of operations.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants issued during the three month periods ended December 31, 2006 and 2005.

	Three Month Period Ended December 31,
	2006	2005
Risk-free interest rate	4.60%	4.56%
Expected dividend yield	0%	0%
Expected term	6.5 years	6.4 years
Expected volatility	86%	87%

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

The following table summarizes stock options outstanding as of December 31, 2006 as well as activity during the three month period then ended.

	Shares	Weighted Average Exercise Price

Outstanding at September 30, 2006	586,255	$ 5.85
Granted	24,068	14.03
Exercised	(10,999)	4.00
Forfeited	(1,266)	8.22
Outstanding at December 31, 2006	598,058	6.21

Exercisable at December 31, 2006	300,696	$ 5.90

At December 31, 2006, the weighted average remaining contractual term of options outstanding and options exercisable was 6.9 years and 6.1 years, respectively.

The aggregate intrinsic value of options outstanding and options exercisable at December 31, 2006 was $4,967 and $2,594, respectively (the intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option). The aggregate intrinsic value of options outstanding and options exercisable at December 31, 2005 was $3,418 and $1,316, respectively. The weighted average grant date fair value of stock options granted during the three month periods ended December 31, 2006 and 2005 was $10.45 and $7.56 per share, respectively. The intrinsic value of all stock options exercised during the three month period ended December 31, 2006 was $109. Cash received from the exercise of stock options for the three month period ended December 31, 2006 was $44. The intrinsic value of all stock options exercised during the three month period ended December 31, 2005 was $18.

Note 5. Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income," requires companies to report a measure of all changes in equity except those resulting from investments by owners and distributions to owners. Total comprehensive income for the three month periods ended December 31, 2006 and 2005 was $2,555 and $1,528, respectively, and consisted of net income and foreign currency translation adjustments. As of December 31, 2006, accumulated other comprehensive loss was $5,023 and consisted of accumulated benefit obligations in excess of the plan assets for both the Hourly Employees pension plan and the Salaried Employees pension plan and the effect of foreign currency translation adjustments.

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

Following is a reconciliation of basic EPS and diluted EPS:

	Three Month Period Ended December 31, 2006			Three Month Period Ended December 31, 2005
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount

Basic EPS -	$2,543	7,439,746	$0.34	$1,527	7,457,107	$0.20

Effect of dilutive securities -
Stock options		253,855			138,566
Diluted EPS -	$2,543	7,693,601	$0.33	$1,527	7,595,673	$0.20

For the three month period ended December 31, 2006, the Company had options covering 47,034 shares that were not considered in the dilutive EPS calculation since they would have been antidilutive. For the three month period ended December 31, 2005, the Company had options and warrants covering 55,508 shares not considered in the dilutive EPS calculation since they would have been antidilutive.

Note 7. Inventories

Inventories consist of the following:

	December 31, 2006	September 30, 2006
Raw materials	$8,087	$7,589
Work in process	173	227
Finished goods	2,499	2,102
	$10,759	$9,918

Note 8. Patent License Agreements

During fiscal 2003 the Company obtained a license agreement for use of an adjustable pedal design for its heavy truck and transit bus product lines. The agreement is for a period of three years and is renewed annually if certain sales thresholds are met. The Company is obligated to make royalty payments based on the number of units it sells. For the three month period ended December 31, 2006, the Company sold adjustable pedals and recorded an accrual for royalties related to these sales of $1. No adjustable pedal units were sold during the three month period ended December 31, 2005. Additionally, the initial license payments of $200 that were capitalized will be amortized based on the projection of units sold over the next five years. Based on these projections, the Company anticipates amortizing four dollars for every adjustable pedal sold. As of December 31, 2006, the Company has amortized approximately $1 related to the number of units sold. The Company has focused additional resources in the adjustable pedal market and expects sales of these products to continue to grow throughout fiscal 2007 and beyond.

Additionally, as part of the sale of the Company’s passenger car and light truck product lines to Teleflex Incorporated on September 30, 2003, the Company obtained the right to use certain of Teleflex’s adjustable pedal patents in exchange for Teleflex receiving licenses for certain of the Company’s patents.

In fiscal 2005, the Company entered into an agreement to license non-contacting Hall effect sensor technology. The Company is using this license to internally produce non-contacting sensors for use in its electronic throttle controls. The initial licensing fee of $140 was paid and capitalized during fiscal 2005. The Company amortizes this license fee over a five year period beginning once units are produced and sold. For the three month period ended December 31, 2006, the Company amortized $7 of this initial licensing fee. In addition, the Company will make royalty payments based on the number of units sold, which includes minimum yearly royalties beginning in year three of this agreement. As of December 31, 2006, the Company recorded royalty payments of $7 related to units sold during fiscal 2007. The Company capitalized, as part of the license fee, $229 which is equal to the present value of the minimum royalty payment obligation. This agreement is for a period of ten years and is renewed annually based on written mutual agreement. This agreement may be terminated by the licensor after four years if certain sales thresholds are not met.

Note 9. Settlement of Accounts Payable

Included in the accompanying condensed consolidated balance sheet is approximately $455 of old accounts payable related to closed insolvent subsidiaries of the Company. In accordance with SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, a debtor can only relieve itself of a liability if it has been extinguished. Accordingly, a liability is considered extinguished if (a) the debtor pays the creditor and is relieved of its obligation for the liability or (b) the debtor is legally released from being the primary obligor under the liability, either judicially or by the creditor. During the first quarter of fiscal 2007 and 2006, the Company was judicially released from and reversed $589 and $14, respectively, of old accounts resulting in a gain, which has been recorded in other (income) expense in the accompanying condensed consolidated statements of operations. The Company expects to reverse amounts in future periods based on the recognition of the liabilities being judicially released in accordance with SFAS No. 140 of $300 remaining in fiscal 2007; $90 in fiscal 2010; and $65 in fiscal 2011 - 2016.

Note 10. Debt

In September 2004, the Company entered into a $25,000 senior secured lending facility with Merrill Lynch, consisting of an $8,000 revolving loan facility and a $17,000 term loan. The loans are secured by substantially all the assets of the Company. Borrowings under the revolving loan facility are subject to a borrowing base equal to 85% of eligible accounts receivables and 60% of eligible inventories. Interest rates under the new agreement are based on the election of the Company of either a LIBOR rate or Prime rate. Under the LIBOR rate option, the revolving loan facility will bear interest at the LIBOR rate plus 3.75% per annum and borrowings under the term loan facility will bear interest at the LIBOR rate plus 4.25%. Under the Prime rate option, the revolving loan facility will bear interest at the Prime rate plus 2.75% per annum and the term loan facility will bear interest at the Prime rate plus 3.25%. Fees under the loan agreement include an unused line fee of .50% per annum on the unused portion of the revolving credit facility.

The Company is required to repay the term loan in equal quarterly scheduled payments which are computed to repay the loan by the end of the term. The Company is entitled to prepay the term loan, in whole or in part, in minimum amounts without penalty. Mandatory prepayments of the loans under the term loan are required in amounts equal to 75% of the Company’s excess cash flow, as defined in the agreement, for each fiscal year and 100% of (i) the insurance or condemnation proceeds received in connection with a casualty event, condemnation or other loss, less any proceeds reinvested by the Company up to $500 per fiscal year; (ii) the net proceeds from issuance of equity or debt securities and (iii) the net cash proceeds of asset sales or other dispositions subject to customary exceptions. The revolving loan facility expires on September 29, 2009, at which time all outstanding amounts under the revolving loan facility are due and payable. The Company is subject to certain quarterly and annual financial covenants. At December 31, 2006, the Company was in compliance with all of its financial covenants. During the first quarter of fiscal 2006, the Company repurchased $3,200 of its common stock from one investor as discussed in Note 13. The Company obtained a required consent from Merrill Lynch to purchase the common stock and to include the repurchase payment in the calculation of excess cash flow for the year ended September 30, 2005. During the second quarter of fiscal 2006, the Company paid $2,074 related to the excess cash flow requirement for fiscal 2005. Following payment of the excess cash flow requirement in the second quarter of fiscal 2006, the Company’s required quarterly scheduled principal payments were reduced from $850 to $712. During the second quarter of fiscal 2007, the Company is required to pay $1,149 related to the excess cash flow requirement of fiscal 2006, and the prepayment will reduce the Company’s future required quarterly scheduled payments from $712 to $607. This amount is included in the current portion of long-term debt at December 31, 2006.

For this facility, the Company was required to pay Merrill Lynch a commitment fee of $500. In addition, the Company must pay Merrill Lynch an annual agency fee of $25 and reimburse Merrill Lynch for any costs and expenses incurred in connection with the completion of the new credit agreement. The commitment fee and expenses incurred by Merrill Lynch and paid for by the Company have been capitalized in the accompanying condensed consolidated balance sheet and are being amortized over the five-year life of the loan facility utilizing the effective interest method.

The Company had available under its revolving credit facility $8,000 at December 31, 2006 and September 30, 2006.

The Company’s long-term debt consists of the following:

	December 31, 2006	September 30, 2006
Revolving credit facility due September 29, 2009, bearing interest at a variable rate.	$-	$-
Term loan due September 29, 2009, balance bearing interest at a variable rate, (9.93% at December 31, 2006)	7,828	8,540
	7,828	8,540
Less current portion	(3,578)	(3,996)
	$4,250	$4,544

Note 11. Product Warranties

The Company establishes a product warranty liability based on a percentage of product sales. The liability is based on historical return rates of products and amounts for significant and specific warranty issues, and is included in accrued expenses in the accompanying condensed consolidated balance sheets. Warranty is limited to a specified time period, mileage or hours of use, and varies by product, application and customer. The Company has recorded a liability, which in the opinion of management is adequate to cover such warranty costs. Following is a reconciliation of the changes in the Company’s warranty liability for the three month periods ended December 31, 2006 and 2005:

	Three Month Period Ended December 31, 2006		Three Month Period Ended December 31, 2005
Balance at September 30, 2006	$1,720	Balance at September 30, 2005	$1,656
Payments	(107)	Payments	(179)
Additional accruals	221	Additional accruals	334
Balance at December 31, 2006	$1,834	Balance at December 31, 2005	$1,811

Included in the warranty liability at December 31, 2006 are warranty liabilities associated with our former passenger car and light truck product lines, which were sold on September 30, 2003. The Company recorded a $400 warranty liability during 2003 related to products sold from our passenger car and light truck product lines in fiscal 2003. The Company’s obligation for products sold by these product lines relates only to products sold prior to September 30, 2003.

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

Components of Net Periodic Benefit Cost:
	Salaried Employees Plan		Hourly Employees Plan
	Three Month Period Ended December 31,		Three Month Period Ended December 31,
	2006	2005	2006	2005
Service cost	$-	$-	$29	$36
Interest cost	73	69	112	103
Expected return on plan assets	(68)	(63)	(100)	(93)
Amortization of prior service cost	-	-	12	13
Amortization of loss	23	29	62	86
Net periodic benefit cost	$28	$35	$115	$145

The Company expects total contributions to its pension plans in fiscal 2007 to be $1,669. As of December 31, 2006, the Company has made contributions of $372.

The Company also provides health care and life insurance benefits for certain of its retired employees. These benefits are subject to deductibles, co-payment provisions and other limitations. Disclosures regarding the components of net periodic benefit cost and contributions of the Company’s post-retirement plan are required for interim financial statements and are included below. The Company did not make any contributions to the post-retirement plan for the quarters ended December 31, 2006 and 2005.

Components of Net Periodic Benefit Cost:
	Post-Retirement Plan
	Three Month Periods Ended December 31,
	2006	2005
Service cost	$2	$1
Interest cost	55	50
Amortization	(6)	(7)
Net periodic benefit cost	$51	$44

Note 13. Related Parties

During the first quarter of fiscal 2006, American Industrial Partners Capital Fund III, L.P. (“AIP”) sold all of its shares of stock in the Company to three purchasers: (i) the Company; (ii) Dolphin Offshore Partners L.P. (“Dolphin”), an affiliate of Dolphin Advisors, LLC (“Dolphin Advisors”); and (iii) an investment group arranged by Taglich Brothers, Inc. The Company repurchased 416,666 shares at $7.68 per share. Dolphin purchased 355,420 shares at $7.68 per share. The investment group arranged by Taglich Brothers, Inc. purchased 355,420 shares also at $7.68 per share. Peter E. Salas, a member of the Board of Directors of the Company, is a member of Dolphin Advisors. Douglas E. Hailey, also a member of the Board of Directors of the Company, is the Vice President of the Investment Banking Division of Taglich Brothers, Inc.

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

During the three month period ended December 31, 2006, the Company paid bonuses related to fiscal year 2006. As part of the employment agreement with Patrick W. Cavanagh, President and Chief Executive Officer, the Company has the option to pay Mr. Cavanagh a portion of his bonus in shares of common stock of the Company as approved by the board of directors. The Company paid $89 of Mr. Cavanagh’s bonus related to fiscal year 2006 in shares of common stock , consisting of 6,401 shares at a price of $13.91 per share. During the three month period ended December 31, 2005, the Company paid $60 of Mr. Cavanagh’s bonus related to fiscal year 2005 in shares of common stock , consisting of 6,223 shares at a price of $9.66 per share.

Note 14. Segment Information

The Company accounts for its segments in accordance with SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information”. During the three month periods ended December 31, 2006 and 2005, the Company operated in two geographic reportable segments as shown in the table below.

	Three Month Periods Ended December 31,
	2006	2005
Revenue - External Customers:
United States	$18,302	$16,132
China	140	-
	$18,442	$16,132
Revenue - Intersegments:
United States	$483	$527
China	2,432	417
Other	115	64
Eliminations	(3,030)	(1,008)
	$-	$-
Income before income taxes:
United States	$3,805	$2,620
China	194	(122)
Other	(125)	(94)
	$3,874	$2,404

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

The soil and groundwater at our Portland, Oregon facility contains certain contaminants, which were deposited from approximately 1968 through 1995. Some of this contamination has migrated offsite to a neighboring property. The Company has retained an environmental consulting firm to investigate the extent of the contamination and to determine what, if any, remediation will be required and the associated costs. During the third quarter of fiscal 2004, the Company entered into the Oregon Department of Environmental Quality’s voluntary clean-up program and during fiscal 2004 the Company established a liability of $950 for this matter. As of December 31, 2006, this liability has been reduced to $560 to reflect expenditures made to complete portions of the investigation and is recorded in accrued expenses in the accompanying condensed consolidated balance sheet. The Company has made contribution claims for investigation and remediation costs against both prior operators of the property and a former owner of the property under the Federal Superfund Act and the Oregon Cleanup Law. The Company believes it also has a contractual right to indemnification from one of the prior operators of the property for a portion of the investigation and remediation costs and has notified the prior operator of this indemnity claim. The Company is exploring the possibility of cooperative settlement with both prior operators and the prior owner of the property. The Company intends to pursue legal action against the prior owner and these prior operators if settlements cannot be reached in a reasonable time. During the second quarter of fiscal 2006, Dana Corporation (“Dana”), a prior owner and operator from whom the Company has a contractual right to indemnification, filed a Chapter 11 bankruptcy petition in the United States Bankruptcy Court for the Southern District of New York.

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

On August 1, 2005, Mr. Thomas Ziegler, the Company’s former president and chief executive officer, filed a suit against the Company, American Industrial Partners, L.P.; American Industrial Partners Fund III, L.P., and American Industrial Partners Fund III Corporation in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida. This suit is similar to a suit filed by Mr. Ziegler on May 12, 2003 against the same defendants. The 2003 suit was dismissed without prejudice for failure to prosecute. In the suit, Mr. Ziegler alleges the Company breached an “oral agreement” with Mr. Ziegler to pay him additional compensation, including a bonus of "at least" $500 for certain tasks performed by Mr. Ziegler while he was the Company's president and chief executive officer and seeks additional compensation to which he claims he is entitled. The Company disputes the existence of any such agreement and any resulting liability to Mr. Ziegler and is vigorously defending this action.

Williams Controls, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
(Dollars in thousands, except share and per share amounts)

This section summarizes the significant factors affecting our consolidated results of operations, financial condition and liquidity position for the three month periods ended December 31, 2006 and 2005. This section should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this document. Statements in this report that relate to future results and events are based on our current expectations. Actual results in future periods may differ materially from those currently expected or desired because of a number of risks and uncertainties.

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

As we move forward in fiscal 2007 and beyond, we will continue to work closely with our existing and potential customers to design and develop new products and adapt existing products to new applications, and to improve the performance, reliability and cost-effectiveness of our products.

Critical Accounting Policies and Estimates

Management's discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, sales, cost of sales and expenses and related disclosure of contingent assets and liabilities. We evaluate our estimates on an on-going basis. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies and the related judgments and estimates affect the preparation of our condensed consolidated financial statements.

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

Our discount rate assumption is intended to reflect the rate at which retirement benefits could be effectively settled based upon the assumed timing of the benefit payments. To determine our discount rate, we discount the expected benefit payments using the Citigroup Pension Discount Liability Index yield curve. The equivalent level interest rate that produces the same present value of benefits is then determined. Our assumed rate does not differ significantly from this benchmark rate. To determine the expected long-term rate of return on pension plan assets, we consider the current asset allocations and the historical and expected returns on various categories of plan assets obtained from our investment portfolio manager. Our post-retirement plan does not contain any plan assets.

Stock-Based Compensation Expense

As of October 1, 2005, we adopted SFAS No. 123R, which requires us to measure compensation cost for all outstanding unvested share-based awards, and awards we grant, modify, repurchase or cancel in the future, at fair value and recognize compensation over the requisite service period for awards expected to vest. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results differ from our estimates, such amounts will be recorded as an adjustment on a prospective basis. We consider many factors when calculating fair value including estimated stock price volatility, expected term and expected forfeitures. Factors considered in estimating forfeitures include the types of awards, employee class, and historical experience. Actual results may differ substantially from these estimates. We recorded $114 and $104 of stock-based compensation expense for the three month periods ended December 31, 2006 and December 31, 2005 respectively. Stock-based compensation expense recorded for the three month period ended December 31, 2006 included $16 in cost of sales, $9 in research and development, $13 in selling and the remaining $76 in administration expense. Stock-based compensation expense recorded for the three month period ended December 31, 2005 included $11 in cost of sales, $6 in research and development, $12 in selling and the remaining $75 in administration expense.

Income Taxes

For each jurisdiction that we operate in, we are required to estimate our annual effective tax rate together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our condensed consolidated balance sheet. We must also assess the likelihood that our deferred tax assets will be recovered from future taxable income and unless we believe that recovery is more likely than not, a valuation allowance is established. Our income tax provision on the consolidated statement of operations would be impacted by changes in the valuation allowance. This process is complex and involves significant management judgment in determining our provision for income taxes, deferred tax assets and liabilities and any valuation allowances recorded against our net deferred tax assets.

Forward-Looking Statements

This report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, those statements relating to development of new products, the financial condition of the Company and the ability to increase distribution of our products. Forward-looking statements can be identified by the use of forward-looking terminology, such as “may, ” “will, ” “should, ” “expect, ” “anticipate, ” “estimate, ” “continue, ” “plans, ” “intends, ” or other similar terminology. Although we believe that the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated by the forward-looking statements. These risks and uncertainties are beyond our control and, in many cases, we cannot predict the risks and uncertainties that could cause our actual results to differ materially from those indicated by the forward-looking statements.

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

Results of Operations
Financial Summary
(Dollars in Thousands)

	Three Month Periods Ended December 31,
	2006	2005	2005 to 2006
Net sales	$18,442	$16,132	14.3%
Cost of sales	12,150	10,788	12.6%
Gross profit	6,292	5,344	17.7%
Research and development	830	848	(2.1)%
Selling	520	448	16.1%
Administration	1,273	1,303	(2.3)%
Realignment of operations	176	58	NM

Operating income	$3,493	$2,687	30.0%

As a percentage of net sales:
Cost of sales	65.9%	66.9%
Gross margin	34.1%	33.1%
Research and development	4.5%	5.3%
Selling	2.8%	2.8%
Administration	6.9%	8.1%
Realignment of operations	1.0%	0.4%
Operating income	18.9%	16.7%

Comparative - Three month periods ended December 31, 2006 and 2005

NM = Not Meaningful
			Percent Change
For the Three Month Period Ended December 31:	2006	2005	2006 to 2005
Net sales	$18,442	$16,132	14.3%

Net sales to our heavy truck, transit bus and off-road customers increased $2,310 in the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006, primarily due to increased sales volumes of electronic throttle control systems, specifically in the North American, Asian and European markets, and to a lesser extent increases in sales of our pneumatic control systems. Net sales to our customers in Asia increased approximately 69% over the prior year quarter, whereas net sales in North America and Europe increased 10% and 26%, respectively. We expect that electronic throttle control sales will increase or decrease in the future in line with changes in heavy truck and transit bus production volumes in the various geographic markets in which we serve and when new product lines are established, however, competitive pricing may continue to reduce per unit pricing. A change in emissions regulations in the United States effective January 1, 2007 will most likely have a negative impact on truck sales in North America, and therefore the sales of our products to heavy truck manufacturers in the United States. The published estimates of the anticipated decline vary widely, and range from a decline of 25% to 50% of the total calendar year 2007 production volumes. It is further anticipated that the decline will most likely begin in the second calendar quarter of 2007 as truck engines produced prior to January 1, 2007 will be able to be put into trucks produced after January 1, 2007.

			Percent Change
For the Three Month Period Ended December 31:	2006	2005	2006 to 2005
Gross profit	$6,292	$5,344	17.7%

Gross profit was $6,292, or 34.1% of net sales in the first quarter of fiscal 2007, an increase of $948 compared to the gross profit of $5,344, or 33.1% of net sales, in the comparable fiscal 2006 period.

The increase in gross profit in the first quarter of fiscal 2007 is volume driven as sales of our products were 14.3% higher than last year’s first quarter. Costs of material and labor increased in line with the higher sales volumes and overhead expenses decreased as a percentage of sales.

			Percent Change
For the Three Month Period Ended December 31:	2006	2005	2006 to 2005
Research and development	$830	$848	(2.1)%

Research and development expenses decreased $18 for the first quarter of fiscal 2007 compared to the comparable period in 2006. The Company’s research and development expenditures will fluctuate based on the products under development at any given point in time. Overall, we expect research and development expenses to increase slightly over fiscal 2006 levels due to additional new product design projects.

			Percent Change
For the Three Month Period Ended December 31:	2006	2005	2006 to 2005
Selling	$520	$448	16.1%

Selling expenses increased $72 during the three month period ended December 31, 2006 as compared with the three month period ended December 31, 2005 mainly due to expanded selling and marketing efforts in the European and Asian markets implemented during mid fiscal 2006. We expect that overall our selling expenses will increase in fiscal 2007 as we incur a full year of expenses for the higher activity associated with our expanded sales efforts worldwide.

			Percent Change
For the Three Month Period Ended December 31:	2006	2005	2006 to 2005
Administration	$1,273	$1,303	(2.3)%

Administration expenses for the three month period ended December 31, 2006 decreased $30 when compared with the same period in fiscal 2006. The decrease in administration expenses is primarily a result of a decrease in legal fees associated with the class action lawsuit discussed in Note 15 to our unaudited condensed consolidated financials statements offset by increased expenses associated with our China manufacturing facility.

			Percent Change
For the Three Month Period Ended December 31:	2006	2005	2006 to 2005
Realignment of operations	$ 176	$ 58	NM

The Company recorded expenses of $176 related to its realignment of operations as discussed in Note 3 of the unaudited condensed consolidated financial statements. The realignment of operations expense for the first quarter of fiscal 2007 increased $118 compared to the first quarter of fiscal 2006, primarily due to $105 in employee termination benefits being accrued during the first quarter of fiscal 2007.

			Percent Change
For the Three Month Period Ended December 31:	2006	2005	2006 to 2005
Interest income	$ (36)	$ (27)	33.3%
Interest expense	$ 258	$ 318	(18.9)%

Interest expense decreased $60 in the first quarter of fiscal 2007 as compared to the first quarter of fiscal 2006 due to reductions in debt levels, partially offset by higher overall interest rates. We expect interest expense to continue to decrease in fiscal 2007 when compared with fiscal 2006 due to the continued reduction of debt levels resulting from scheduled debt payments.

			Percent Change
For the Three Month Period Ended December 31:	2006	2005	2006 to 2005
Other income, net	$ (603)	$ (8)	NM

Other income was $603 in the first quarter of fiscal 2007 compared to other income of $8 in first quarter of fiscal 2006. Included in other income for the three month period ended December 31, 2006 was a gain of $589 for the reversal of old accounts payable as discussed in Note 9 of the unaudited condensed consolidated financials statements.

			Percent Change
For the Three Month Period Ended December 31:	2006	2005	2006 to 2005
Income tax expense	$ 1,331	$ 877	51.8%

Tax expense reflects an effective tax rate of 34.4% for the quarter ended December 31, 2006 compared to an effective tax rate of 36.5% for the quarter ended December 31, 2005. In December 2006 the research credit for 2006 was reinstated by Congress and included in tax expense for the first quarter of fiscal 2007 was a research credit of $42 related to fiscal 2006.

The Company was in a net operating loss carry-forward position during fiscal 2005. We utilized the remainder of our federal operating loss carry-forwards in the first quarter of fiscal 2006.

Financial Condition, Liquidity and Capital Resources

Cash generated by operating activities was $1,286 for the first quarter of fiscal 2007, an increase of $154 from the cash generated by operating activities of $1,132 during the first quarter of fiscal 2006. Net income plus non cash charges for depreciation and stock based compensation contributed $3,159 in the first quarter of fiscal 2007 and $1,927 in the first quarter of fiscal 2006. Additionally in fiscal 2006, cash from operations included a $760 utilization of a deferred tax provision.

Changes in working capital items used cash of $1,872 in the first quarter of fiscal 2007 and $1,555 in the first fiscal quarter of 2006. Seasonal timing of collections on receivables generated cash of $1,356 in fiscal 2007 and $634 in 2006. Cash was used to increase inventory levels in the first quarter of both fiscal 2006 and 2007 to facilitate switching of suppliers to lower cost suppliers, primarily in China, the re-alignment efforts and to support increasing operations in our Suzhou, China manufacturing facility. We expect that inventory levels should have reached their maximum levels at the end of the first quarter of fiscal 2007 and that as supplier switching and the re-alignment is completed, inventory will decline later in fiscal 2007. Accounts payable and accrued expenses decreased in the first quarter of fiscal 2007 and 2006 from seasonal payments of certain expenses. Additionally, during the first quarter of fiscal 2007, the Company was judicially released from and wrote off $589 of old accounts payable, which is reflected as a reduction of accounts payable. In addition, cash flows from operations for the three month period ended December 31, 2006 included payments to our pension plans of $372. For the three months ended December 31, 2005, we contributed $144 to our pension plans. We believe we will continue to generate positive cash from continuing operations due to our improved results of operations.

Cash used in investing activities was $687 for the three month period ended December 31, 2006 and was comprised solely of purchases of property, plant and equipment. For the three month period ended December 31, 2005, cash used in investing activities was $493 and was comprised solely of purchases of property, plant and equipment. We expect our cash use for investing activities to increase throughout the fiscal year as we continue to make purchases of capital equipment.

Cash used in financing activities was $668 for the quarter ended December 31, 2006, compared to cash used in financing activities of $4,053 for the quarter ended December 31, 2005. The use of cash for financing activities for the first quarter of fiscal 2007 primarily relates to scheduled debt payments on our Merrill Lynch term loan. The first quarter of fiscal 2006 use of cash for financing activities primarily relates to the repurchase of common stock from AIP of $3,200 and scheduled debt payments on our Merrill Lynch term loan.

Contractual Obligations as of December 31, 2006

At December 31, 2006, our contractual obligations consisted of bank debt, operating lease obligations, a service agreement and a license agreement. We do not have any material letters of credit, or debt guarantees outstanding at December 31, 2006. As of December 31, 2006, we entered into a purchase commitment to purchase inventory from one vendor during the fiscal year totaling $1,504. Maturities of these contractual obligations consist of the following:

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Term loan	$7,828	$3,578	$4,250	$-	$-
Revolver	-	-	-	-	-
Operating leases	1,269	355	850	64	-
MMT license - minimum royalties	365	19	134	150	62
Management Services Agreement	120	60	60	-	-
	$9,582	$4,012	$5,294	$214	$62

Certain liabilities, including those related to our pension and post-retirement benefit plans, are reported in the accompanying condensed consolidated balance sheets but are not reflected in the table above due to the absence of stated maturities. The Company has net obligations at December 31, 2006 related to its pension plans and post-retirement medical plan of $3,216 and $3,203, respectively. The Company funded $372 to its pension plans during the first quarter of fiscal 2007 compared to $144 contributed for the first quarter of fiscal 2006. We expect to make payments to our pension plans of $1,297 throughout the rest of fiscal 2007.

At December 31, 2006, we had $8,000 available under our revolving credit facility with Merrill Lynch plus cash and cash equivalents of $2,461. We believe these resources, when combined with cash provided by operations, will be sufficient to meet our working capital needs on a short-term and long-term basis.

Included in the accompanying condensed consolidated balance sheet is approximately $455 of old accounts payable related to closed insolvent subsidiaries of the Company. In accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” a debtor can only relieve itself of a liability if it has been extinguished. A liability is considered extinguished if (a) the debtor pays the creditor and is relieved of its obligation for the liability or (b) the debtor is legally released from being the primary obligor under the liability, either judicially or by the creditor. During the first quarter of fiscal 2007 and 2006, the Company was judicially released from and reversed $589 and $14, respectively, of old accounts payable resulting in a gain, which has been recorded in other (income) expense in the accompanying condensed consolidated statements of operations. The Company expects to reverse amounts in future periods based on the recognition of the liabilities being judicially released in accordance with SFAS No. 140 of $300 remaining in fiscal 2007; $90 in fiscal 2010; and $65 in fiscal 2011 - 2016.

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an Amendment of FASB Statements No. 87, 88, 106 and 132R.” This statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. This statement also modifies the definition of current and non-current liabilities for purposes of presentation in the statement of financial position. An employer is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006 whereas the requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company is currently in the process of determining the effects of adopting this statement in its consolidated financial statements.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently in the process of determining the effects of adopting this statement in its consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Quantifying Financial Misstatements,” which expresses the Staff’s views regarding the process of quantifying financial statement misstatements. Registrants are required to quantify the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. The financial statements would require adjustment when either approach results in quantifying a misstatement that is material, after considering all relevant quantitative and qualitative factors. SAB No. 108 is effective for financial statements covering the first fiscal year ending after November 15, 2006. The Company is currently in the process of determining the effects, if any, SAB No. 108 will have on the Company’s consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of SFAS No. 109, “Accounting for Income Taxes,” which clarifies the accounting uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109. The interpretation prescribes a recognition threshold of more-likely-than-not and a measurement attribute on all tax positions taken or expected to be taken in a tax return in order to be recognized in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. Accordingly, the Company will adopt FIN 48 on October 1, 2007, and the Company is currently assessing the impact FIN 48 will have on its financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and changes in the market value of investments. The Company’s primary market risk results from fluctuations in interest rates.

Interest Rate Risk:

▪
The Company has a five-year revolving and term loan agreement with its primary lender Merrill Lynch. Interest rates under the agreements are variable and are based on the election of the Company of either a LIBOR rate or Prime rate.

▪
As of December 31, 2006, the outstanding balance on the term loan was $7,828, and there was no balance on the revolving loan. The effective annual interest rate on the term loan was 9.93% as of December 31, 2006. The Company does not believe that a hypothetical 10% change in end of the period interest rates or changes in future interest rates on these variable rate obligations would have a material effect on its financial position, results of operations, or cash flows. The Company has not hedged its exposure to interest rate fluctuations.

Foreign Currency Risk:

▪
We sell our products to customers in the heavy truck, transit bus and off-road equipment industries. For the three month periods ended December 31, 2006 and 2005, the Company had foreign sales of approximately 39% and 35% of net sales, respectively. All of these worldwide sales in the first quarter of fiscal 2006 and all but $140 of sales in the first quarter of 2007 were denominated in U.S. dollars. During fiscal 2005, we established a manufacturing facility in Suzhou, China and we opened sales offices in Shanghai, China and Ismaning (which is near Munich), Germany. The Company does not believe that changes in future exchange rates would have a material effect on its financial position, results of operations, or cash flows as the majority of its foreign sales transactions are currently denominated in US dollars and the investments in China and Germany are relatively small at this time in relation to our United States operations. As a result, the Company has not entered into forward exchange or option contracts for transactions to hedge against foreign currency risk. The Company will continue to assess its foreign currency risk as its international operations and sales increase.

Investment Risk:

▪
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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 1A. Risk Factors

There have been no significant changes in risk factors for the quarter ended December 31, 2006. See the information set forth in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

2.01

Asset Purchase Agreement, dated as of September 30, 2003, by and among the Registrant, Teleflex Incorporated and Teleflex Automotive Incorporated. (Incorporated by reference to Exhibit 2.1 to the Registrant’s current report on form 8-k filed on December 9, 2003)

3.01(a)	Certificate of Incorporation of the Registrant, as amended. (Filed herewith)
3.01(b)	Certificate of Amendment to Certificate of Incorporation of the Registrant, dated February 27, 1995. (Filed herewith)
3.01(c)	Certificate of Amendment to Certificate of Incorporation of the Registrant, dated October 28, 2004. (Filed herewith)
3.01(d)	Certificate of Amendment to Certificate of Incorporation of the Registrant, dated February 22, 2005. (Filed herewith)
3.01(e)	Certificate of Amendment to Certificate of Incorporation of the Registrant, dated March 2, 2006. (Filed herewith)
3.02	Restated By-Laws of the Registrant, as amended July 1, 2002. (Incorporated by reference to Exhibit 3.6 to the Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2002)

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

31.01	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) (Filed herewith)
31.02	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) (Filed herewith)
32.01	Certification of Patrick W. Cavanagh pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)
32.02	Certification of Dennis E. Bunday pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
WILLIAMS CONTROLS, INC.

Date: February 9, 2007	/s/ PATRICK W. CAVANAGH Patrick W. Cavanagh President and Chief Executive Officer

Date: February 9, 2007	/s/ DENNIS E. BUNDAY Dennis E. Bunday Chief Financial Officer