Form 10-Q
period 2007-03-31
WILLIAMS CONTROLS INC
filed 2007-05-14
CIK 854860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2007

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

The number of shares outstanding of the registrant's common stock at April 30, 2007: 7,475,719

Williams Controls, Inc.
March 31, 2007

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
Williams Controls, Inc.
Condensed Consolidated Balance Sheets
(Dollars in thousands, except share and per share information)
(Unaudited)

	March 31, 2007	September 30, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$1,511	$2,530
Trade accounts receivable, less allowance of $50 and $35 at March 31, 2007 and September 30, 2006, respectively	8,747	9,368
Other accounts receivable	1,415	1,231
Inventories	10,456	9,918
Deferred income taxes	657	657
Prepaid expenses and other current assets	678	333
Total current assets	23,464	24,037

Property, plant and equipment, net	8,857	8,457
Deferred income taxes	2,348	2,228
Other assets, net	942	1,027
Total assets	$35,611	$35,749

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$4,290	$6,504
Accrued expenses	5,276	5,528
Current portion of employee benefit obligations	1,827	1,669
Current portion of long-term debt	2,429	3,996
Total current liabilities	13,822	17,697

Long-term Liabilities:
Long-term debt	3,643	4,544
Employee benefit obligations	4,478	4,991
Other long-term liabilities	265	255

Commitments and contingencies

Stockholders’ Equity:
Preferred stock ($.01 par value, 50,000,000 authorized) Series C (0 issued and outstanding at March 31, 2007 and September 30, 2006)	-	-
Common stock ($.01 par value, 12,500,000 authorized; 7,475,719 and 7,432,844 issued and outstanding at March 31, 2007 and September 30, 2006, respectively)	75	74
Additional paid-in capital	34,533	34,014
Accumulated deficit	(15,817)	(20,414)
Treasury stock (21,700 shares at March 31, 2007 and September 30, 2006)	(377)	(377)
Accumulated other comprehensive loss	(5,011)	(5,035)
Total stockholders’ equity	13,403	8,262
Total liabilities and stockholders’ equity	$35,611	$35,749

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

Williams Controls, Inc.
Condensed Consolidated Statements of Operations
(Dollars in thousands, except share and per share information)
(Unaudited)

	Three Month Period Ended March 31,		Six Month Period Ended March 31,
	2007	2006	2007	2006
Net sales	$18,309	$18,796	$36,751	$34,928
Cost of sales	12,174	11,995	24,325	22,782
Gross profit	6,135	6,801	12,426	12,146
Operating expenses:
Research and development	838	814	1,668	1,662
Selling	572	531	1,092	979
Administration	1,382	1,486	2,655	2,789
Realignment of operations	257	65	433	124
Total operating expenses	3,049	2,896	5,848	5,554
Operating income	3,086	3,905	6,578	6,592

Other (income) expense:
Interest income	(25)	(13)	(61)	(40)
Interest expense	209	314	467	632
Other income, net	(259)	(158)	(863)	(166)
Total other (income) expenses	(75)	143	(457)	426
Income before income taxes	3,161	3,762	7,035	6,166
Income tax expense	1,107	1,324	2,438	2,201
Net income	$2,054	$2,438	$4,597	$3,965
Net income per common share - basic	$0.28	$0.33	$0.62	$0.53
Weighted average shares used in per share calculation - basic	7,460,709	7,395,837	7,450,112	7,426,809
Net income per common share - diluted	$0.27	$0.32	$0.60	$0.52
Weighted average shares used in per share calculation - diluted	7,735,525	7,649,434	7,718,489	7,615,156

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

Williams Controls, Inc.
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Six Month Period Ended March 31,
	2007	2006
Cash flows from operating activities:
Net income	$4,597	$3,965
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	971	614
Deferred income taxes	(120)	760
Stock based compensation	252	223
(Gain) loss from disposal of fixed assets	(1)	4
Changes in operating assets and liabilities
Receivables, net	437	(1,186)
Inventories	(538)	(1,371)
Accounts payable and accrued expenses	(2,377)	(461)
Other	(682)	(592)
Net cash provided by operating activities	2,539	1,956
Cash flows from investing activities:
Purchases of property, plant and equipment	(1,269)	(1,195)
Net cash used in investing activities	(1,269)	(1,195)
Cash flows from financing activities:
Net borrowings on revolving loan facility	-	1,512
Payments of debt and capital lease obligations	(2,468)	(3,666)
Repurchase of common stock	-	(3,200)
Net proceeds from exercise of stock options	179	118
Net cash used in financing activities	(2,289)	(5,236)
Net decrease in cash and cash equivalents	(1,019)	(4,475)
Cash and cash equivalents at beginning of period	2,530	5,052
Cash and cash equivalents at end of period	$1,511	$577
Supplemental disclosure of cash flow information:
Interest paid	$391	$547
Income taxes paid	$1,925	$1,352

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

Williams Controls, Inc.
Notes to Condensed Consolidated Financial Statements
Three and Six month periods ended March 31, 2007 and 2006
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Note 1. Organization

Williams Controls, Inc., including its wholly-owned subsidiaries as follows and hereinafter referred to as the “Company,” “we,” “our,” or “us.”

Active Subsidiaries - Williams Controls Industries, Inc. ("Williams"); Williams (Suzhou) Controls Co. Ltd. (“Williams Controls Asia”); and Williams Controls Europe GmbH (“Williams Controls Europe”).

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

Note 2. Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared by the Company and, in the opinion of management, reflect all material normal recurring adjustments necessary to present fairly the Company’s financial position as of March 31, 2007 and the results of operations and cash flows for periods ended March 31, 2007 and 2006. The results of operations for the three and six month periods ended March 31, 2007 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

At the March 2, 2006 Annual Meeting of stockholders, the stockholders of the Company approved a one-for-six reverse stock split for each share of common stock outstanding on January 27, 2006. The Company’s share and per share amounts of common stock reflect the effect of the one-for-six reverse stock split for all periods presented. The reverse split was effective March 16, 2006.

Note 3. Realignment of Operations

During the second quarter of fiscal year 2006, the Company announced a plan for realignment of its Portland, Oregon manufacturing operations as part of ongoing efforts to focus on its core product competencies and improve its global competitiveness.

The realignment plan consists of outsourcing all of the Company’s die casting and machining operations to high-quality suppliers, primarily in Asia, and relocating of the Company’s assembly operations for the majority of its pneumatic products to its manufacturing facility in Suzhou, China. In conjunction with the realignment, the Company expects to eliminate approximately 47 hourly and 2 salaried positions from its Portland, Oregon headquarters during fiscal 2007. As part of this realignment plan, the Company will incur a one-time termination benefit with those employees affected by the realignment. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” and related guidance, a one-time benefit arrangement must meet certain criteria in order for a Company to recognize a liability for such one-time benefits. The realignment plan must establish the terms of the benefit arrangement, including the benefits that employees will receive upon termination, in sufficient detail to enable employees to determine the type and amount of benefits they will receive if they are involuntarily terminated. That determination was reached when the Company began negotiations over the effects of the realignment related workforce reductions with the United Automobile Workers of America (UAW) during the third quarter of fiscal 2006, at which time an estimated liability for anticipated termination costs began to be recorded. The Company reached an agreement with the UAW regarding the effects of the realignment associated workforce reduction on April 6, 2007.

The Company's preliminary estimates of the total costs of the realignment are in the range of $1.5 million and include estimates for costs related to hourly and salaried termination benefits of $590; supplier and parts qualification of $100; refurbishment of tools of $150; accelerated depreciation on certain assets of $240; and general administrative and other costs of $400. Certain of these costs are being classified in financial statement line items other than realignment of operations expense. The Company recorded realignment expenses of $257 and $433, respectively, for both the three and six month periods ended March 31, 2007, which were recorded in operating expenses in the accompanying condensed consolidated statements of operations. For the three and six month periods ended March 31, 2006, the Company recorded realignment expenses of $65 and $124, respectively, which were recorded in operating expenses in the accompanying condensed consolidated statements of operations. Following is a reconciliation of the changes in the Company’s liability related to the employee termination benefits during fiscal 2007. No accrued employee termination benefit was recorded in the first six months of fiscal 2006.

	Three month period ended March 31, 2007	Six month period ended March 31, 2007
Balance at beginning of period	$331	$226
Payments	-	-
Additional accruals	151	256
Balance at end of period	$482	$482

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

As of March 31, 2007, there was $1,619 of total unrecognized compensation costs related to nonvested stock options. That cost is expected to be recognized over a weighted average period of 3.6 years. For the three and six month periods ended March 31, 2007, the Company’s total stock-based compensation expense was $139 ($122 net of tax) and $252 ($219 net of tax), respectively. For the three month period ended March 31, 2007, stock-based compensation expense was recorded in cost of sales and operating expenses in the amounts of $11 and $128, respectively, in the accompanying consolidated statement of operations. For the six month period ended March 31, 2007, stock-based compensation expense was recorded in cost of sales and operating expenses in the amounts of $26 and $226, respectively. For the three and six month periods ended March 31, 2006, the Company’s total stock-based compensation expense was $119 ($102 net of tax) and $223 ($194 net of tax), respectively. For the three month period ended March 31, 2006, stock-based compensation expense was recorded in cost of sales and operating expenses in the amounts of $12 and $107, respectively, in the accompanying consolidated statement of operations. For the six month period ended March 31, 2006, stock-based compensation expense was recorded in cost of sales and operating expenses in the amounts of $23 and $200, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants issued during the three and six month periods ended March 31, 2007 and 2006.

	Three Month Period Ended March 31,		Six Month Period Ended March 31,
	2007	2006	2007	2006
Risk-free interest rate	4.53%	4.61%	4.55%	4.57%
Expected dividend yield	0%	0%	0%	0%
Expected term	6.3 years	6.1 years	6.4 years	6.3 years
Expected volatility	82%	89%	84%	88%

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

The following table summarizes stock options outstanding as of March 31, 2007 as well as activity during the six month period then ended.

	Shares	Weighted Average Exercise Price

Outstanding at September 30, 2006	586,255	$5.85
Granted	69,064	16.41
Exercised	(36,474)	4.92
Forfeited	(17,767)	7.03
Outstanding at March 31, 2007	601,078	7.09

Exercisable at March 31, 2007	308,173	$5.98

At March 31, 2007, the weighted average remaining contractual term of options outstanding and options exercisable was 7.0 years and 6.1 years, respectively.

The aggregate intrinsic value of options outstanding and options exercisable at March 31, 2007 was $6,140 and $3,481, respectively (the intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option). The aggregate intrinsic value of options outstanding and options exercisable at March 31, 2006 was $4,576 and $1,895, respectively. The weighted average grant date fair value of stock options granted during the three month periods ended March 31, 2007 and 2006 was $13.10 and $9.84 per share, respectively. The weighted average grant date fair value of stock options granted during the six month periods ended March 31, 2007 and 2006 was $12.18 and $8.22 per share, respectively. The intrinsic value of all stock options exercised during the three and six month periods ended March 31, 2007 was $303 and $411, respectively. The intrinsic value of all stock options exercised during the three and six month periods ended March 31, 2006 was $221 and $239, respectively.

Note 5. Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income," requires companies to report a measure of all changes in equity except those resulting from investments by owners and distributions to owners. Total comprehensive income for the three month periods ended March 31, 2007 and 2006 was $2,066 and $2,443, respectively, and for the six month periods ended March 31, 2007 and 2006 was $4,621 and $3,971, respectively, and consisted of net income and foreign currency translation adjustments. As of March 31, 2007, accumulated other comprehensive loss was $5,011 and consisted of accumulated benefit obligations in excess of the plan assets for both the hourly employees pension plan and the salaried employees pension plan and the effect of foreign currency translation adjustments.

Note 6. Earnings Per Share

Basic earnings per share ("EPS") and diluted EPS are computed using the methods prescribed by SFAS No. 128, "Earnings Per Share." Basic EPS is based on the weighted-average number of common shares outstanding during the period. Diluted EPS is based on the weighted-average number of common shares outstanding and the dilutive impact of common equivalent shares outstanding.

Following is a reconciliation of basic EPS and diluted EPS from continuing operations:

	Three Month Period Ended March 31, 2007			Three Month Period Ended March 31, 2006
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS -	$2,054	7,460,709	$0.28	$2,438	7,395,837	$0.33
Effect of dilutive securities -
Stock options	-	274,816		-	253,597
Diluted EPS -	$2,054	7,735,525	$0.27	$2,438	7,649,434	$0.32

	Six Month Period Ended March 31, 2007			Six Month Period Ended March 31, 2006
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS -	$4,597	7,450,112	$0.62	$3,965	7,426,809	$0.53
Effect of dilutive securities -
Stock options	-	268,377		-	188,347
Diluted EPS -	$4,597	7,718,489	$0.60	$3,965	7,615,156	$0.52

For the three and six month periods ended March 31, 2007, the Company had options covering 46,912 shares that were not considered in the diluted EPS calculation since they would have been antidilutive. For the three and six month periods ended March 31, 2006, the Company had options and warrants covering 49,365 and 69,987 shares, respectively, that were not considered in the diluted EPS calculation since they would have been antidilutive.

Note 7. Inventories

Inventories consist of the following:

	March 31, 2007	September 30, 2006
Raw materials	$8,145	$7,589
Work in process	131	227
Finished goods	2,180	2,102
	$10,456	$9,918

Note 8. Patent License Agreements

During fiscal 2003 the Company obtained a license agreement for use of an adjustable pedal design for product lines. This agreement is for a period of three years and is renewed annually if certain sales thresholds are met. Effective July 2006, this agreement was extended for one year and will automatically be extended for another one year period if certain sales thresholds are met. The Company is obligated to make royalty payments based on the number of units it sells. During the three and six month periods ended March 31, 2007, the Company sold adjustable pedals and recorded an accrual for royalties related to these sales of $1 and $2, respectively. Additionally, the initial license payments of $200 that were capitalized will be amortized based on the projection of units sold over the next five years. Based on these projections, the Company anticipates amortizing four dollars for every adjustable pedal sold. During the three and six month periods ended March 31, 2007, the Company amortized approximately $1 and $2, respectively, related to the number of units sold. The Company has focused additional resources in the adjustable pedal market and expects sales of these products to continue to grow throughout the remainder of fiscal 2007 and beyond. During the second quarter of fiscal 2006, the Company sold its first adjustable pedals and recorded an accrual for royalties related to these sales of $1. During the same period, the Company amortized approximately $1 related to the number of units sold.

Additionally, as part of the sale of the Company’s passenger car and light truck product lines to Teleflex Incorporated on September 30, 2003, the Company obtained the right to use certain of Teleflex’s adjustable pedal patents in exchange for Teleflex receiving licenses for certain of the Company’s patents.

In fiscal 2005, the Company entered into an agreement to license non-contacting Hall effect sensor technology. The Company is using this license to internally produce non-contacting sensors for use in its electronic throttle controls. The initial licensing fee of $140 was paid and capitalized during fiscal 2005. The Company amortizes this license fee over a five year period beginning once units are produced and sold. For the three and six month periods ended March 31, 2007, the Company amortized $7 and $14, respectively, of this initial licensing fee. In addition, the Company will make royalty payments based on the number of units sold, which includes minimum yearly royalties beginning in year three of this agreement. As of March 31, 2007, the Company recorded royalty payments of $56 related to units sold during fiscal 2007. The Company capitalized, as part of the license fee, $229 which is equal to the present value of the minimum royalty payment obligation. The Company will amortize the capitalized license fee once the Company begins selling units. This agreement is for a period of ten years and is renewed annually based on written mutual agreement. This agreement may be terminated by the licensor after four years if certain sales thresholds are not met.

Note 9. Settlement of Accounts Payable

Included in the accompanying condensed consolidated balance sheet is approximately $204 of old accounts payable related to closed insolvent subsidiaries of the Company. In accordance with SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, a debtor can only relieve itself of a liability if it has been extinguished. Accordingly, a liability is considered extinguished if (a) the debtor pays the creditor and is relieved of its obligation for the liability or (b) the debtor is legally released from being the primary obligor under the liability, either judicially or by the creditor. During the three and six month periods ended March 31, 2007, the Company was judicially released from and reversed $251 and $840, respectively, of old accounts payable related to closed insolvent subsidiaries of the Company resulting in a gain, which has been recorded in other (income) expense in the accompanying condensed consolidated statements of operations. During the three and six month periods ended March 31, 2006, the Company was judicially released from and reversed $164 and $178, respectively. The Company expects to reverse amounts in future periods based on the recognition of the liabilities being judicially released in accordance with SFAS No. 140 of $49 remaining in fiscal 2007; $90 in fiscal 2010; and $65 in fiscal 2011.

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

The Company is required to repay the term loan in equal quarterly scheduled payments which are computed to repay the loan by the end of the term. The Company is entitled to prepay the term loan, in whole or in part, in minimum amounts without penalty. Mandatory prepayments of the loans under the term loan are required in amounts equal to 75% of the Company’s excess cash flow, as defined in the agreement, for each fiscal year and 100% of (i) the insurance or condemnation proceeds received in connection with a casualty event, condemnation or other loss, less any proceeds reinvested by the Company up to $500 per fiscal year; (ii) the net proceeds from issuance of equity or debt securities and (iii) the net cash proceeds of asset sales or other dispositions subject to customary exceptions. The revolving loan facility expires on September 29, 2009, at which time all outstanding amounts under the revolving loan facility are due and payable. The Company is subject to certain quarterly and annual financial covenants. At March 31, 2007, the Company was in compliance with all of its financial covenants. During the first quarter of fiscal 2006, the Company repurchased $3,200 of its common stock from one investor as discussed in Note 13. The Company obtained a required consent from Merrill Lynch to purchase the common stock and to include the repurchase payment in the calculation of excess cash flow for the year ended September 30, 2005. During the second quarter of fiscal 2006, the Company paid $2,074 related to the excess cash flow requirement for fiscal 2005 and the required quarterly scheduled principal payments were reduced from $850 to $712. During the second quarter of fiscal 2007, the Company paid an additional $1,149 related to the excess cash flow requirement of fiscal 2006, and the prepayment reduced the Company’s future required quarterly scheduled payments from $712 to $607.

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

The Company had available under its revolving credit facility $8,000 at both March 31, 2007 and September 30, 2006.

The Company’s long-term debt and capital lease obligations consist of the following:

	March 31, 2007	September 30, 2006
Revolving credit facility due September 29, 2009, bearing interest at a variable rate.	$-	$-

Term loan due September 29, 2009, balance bearing interest at a variable rate, (9.7% at March 31, 2007)	6,072	8,540
	6,072	8,540
Less current portion	(2,429)	(3,996)
	$3,643	$4,544

Note 11. Product Warranties

The Company establishes a product warranty liability based on a percentage of product sales. The liability is based on historical return rates of products and amounts for significant and specific warranty issues, and is included in accrued expenses in the accompanying condensed consolidated balance sheets. Warranty is limited to a specified time period, mileage or hours of use, and varies by product, application and customer. The Company has recorded a liability, which in the opinion of management is adequate to cover such warranty costs. Following is a reconciliation of the changes in the Company’s warranty liability for the three and six month periods ended March 31, 2007 and 2006:

	Three month periods ended		Six month periods ended
	March 31, 2007	March 31, 2006	March 31, 2007	March 31, 2006
Balance at beginning of period	$1,834	$1,811	$1,720	$1,656
Payments	(133)	(306)	(240)	(485)
Additional accruals	198	252	419	586
Accrual adjustments	239	(184)	239	(184)

Balance at end of period	$2,138	$1,573	$2,138	$1,573

During the second quarter of fiscal 2007, the Company recorded an additional warranty liability of $239 related to warranty claims with one customer. The Company reviewed its assumptions for its warranty liability with this one customer, which covers a period in excess of one year, and determined an additional liability was required. This additional liability has been recorded in cost of sales in the accompanying condensed consolidated statement of operations.

In the second quarter of fiscal 2006, the Company settled certain warranty claims covering a period in excess of one year for less than was anticipated in the Company’s liability assumptions, which were based on historical return rates and prior settlements. Based on this, the Company reduced its warranty liability during the second quarter of fiscal 2006 by $184, which has been reflected in cost of sales in the accompanying condensed consolidated statement of operations.

Included in the warranty liability at March 31, 2007 and March 31, 2006 are warranty liabilities associated with our former passenger car and light truck product lines, which were sold on September 30, 2003. The Company recorded a $400 warranty liability during 2003 related to products sold from our passenger car and light truck product lines in fiscal 2003. The Company’s obligation for products sold by these product lines relates only to products sold prior to September 30, 2003. The items related to this obligation remain covered under warranty as of March 31, 2007.

Note 12. Pension Plans and Post Retirement Benefits

The Company maintains two pension plans, an hourly employee plan and a salaried employee plan. The hourly plan covers certain of the Company’s union employees. The salaried plan covers certain salaried employees. Modifications made to the salaried plan in 2003 limit participation to those eligible employees in the plan at the time of modification and limit the benefits under the plan to those earned to that date. Annual net periodic pension costs under the plans are determined on an actuarial basis. The Company’s policy is to fund these costs accrued over 15 years and obligations arising due to plan amendments over the period benefited. The assets and liabilities are adjusted annually based on actuarial results. Disclosures regarding the components of net periodic benefit cost and contributions of pension plans are required for interim financial statements and are included below.

Components of Net Periodic Benefit Cost:
	Salaried Employees Plan		Hourly Employees Plan
	Three Month Period Ended March 31,		Three Month Period Ended March 31,
	2007	2006	2007	2006
Service cost	$-	$-	$29	$36
Interest cost	73	69	112	103
Expected return on plan assets	(68)	(63)	(100)	(93)
Amortization of prior service cost	-	-	12	13
Amortization of loss	23	29	62	86
Net periodic benefit cost	$28	$35	$115	$145

	Salaried Employees Plan		Hourly Employees Plan
	Six Month Period Ended March 31,		Six Month Period Ended March 31,
	2007	2006	2007	2006
Service cost	$-	$-	$58	$72
Interest cost	146	138	224	206
Expected return on plan assets	(136)	(126)	(200)	(186)
Amortization of prior service cost	-	-	24	26
Amortization of loss	46	58	124	172
Net periodic benefit cost	$56	$70	$230	$290

The Company expects total contributions to its pension plans in fiscal 2007 to be $1,634. As of March 31, 2007, the Company has made contributions of $612. As a result of the realignment of operations discussed in Note 3, there will be a curtailment of certain pension obligations that will result in a gain when employees terminate.

The Company also provides health care and life insurance benefits for certain of its retired employees. These benefits are subject to deductibles, co-payment provisions and other limitations. Disclosures regarding the components of net periodic benefit cost and contributions of the Company’s post-retirement plan are required for interim financial statements and are included below. The Company did not make any contributions to the post-retirement plan for the three and six month periods ended March 31, 2007 and 2006.

Components of Net Periodic Benefit Cost:
	Post-Retirement Plan
	Three Month Period Ended March 31,		Six Month Period Ended March 31,
	2007	2006	2007	2006
Service cost	$2	$1	$4	$2
Interest cost	55	50	110	100
Amortization	(6)	(7)	(12)	(14)
Net periodic benefit cost	$51	$44	$102	$88

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

During the first quarter of fiscal 2007, the Company paid bonuses related to fiscal year 2006. As part of the employment agreement with Patrick W. Cavanagh, President and Chief Executive Officer, the Company has the option to pay Mr. Cavanagh a portion of his bonus in shares of common stock of the Company as approved by the board of directors. The Company paid $89 of Mr. Cavanagh’s bonus related to fiscal year 2006 in shares of common stock, consisting of 6,401 shares at a price of $13.91 per share. During the first quarter of fiscal 2006, the Company paid $60 of Mr. Cavanagh’s bonus related to fiscal year 2005 in shares of common stock, consisting of 6,223 shares at a price of $9.66 per share.

Note 14. Segment Information

The Company accounts for its segments in accordance with SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information”. During the three and six month periods ended March 31, 2007 and 2006, the Company operated in two geographic reportable segments as shown in the table below.

	Three Month Periods Ended March 31,		Six Month Periods Ended March 31,
	2007	2006	2007	2006
Revenue - External Customers:
United States	$18,184	$18,703	$36,486	$34,835
China	125	93	265	93
	$18,309	$18,796	$36,751	$34,928
Revenue - Intersegments:
United States	$861	$644	$1,344	$1,171
China	1,786	667	4,218	1,084
Other	153	78	269	142
Eliminations	(2,800)	(1,389)	(5,831)	(2,397)
	$-	$-	$-	$-
Income before income taxes:
United States	$3,253	$3,931	$7,057	$6,552
China	(153)	(34)	41	(157)
Other	61	(135)	(63)	(229)
	$3,161	$3,762	$7,035	$6,166

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

The soil and groundwater at our Portland, Oregon facility contains certain contaminants, which were deposited from approximately 1968 through 1995. Some of this contamination has migrated offsite to a neighboring property. The Company has retained an environmental consulting firm to investigate the extent of the contamination and to determine what, if any, remediation will be required and the associated costs. During the third quarter of fiscal 2004, the Company entered into the Oregon Department of Environmental Quality’s voluntary clean-up program and during fiscal 2004 the Company established a liability of $950 for this matter. As of March 31, 2007, this liability has been reduced to $546 to reflect expenditures made to complete portions of the investigation and is recorded in accrued expenses in the accompanying condensed consolidated balance sheet. The Company has made contribution claims for investigation and remediation costs against both prior operators of the property and a former owner of the property under the Federal Superfund Act and the Oregon Cleanup Law.

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

On October 1, 2004, the Company was named as a co-defendant in a product liability case (Cuesta v. Ford, et al, District Court for Bryant, Oklahoma). During the second quarter of fiscal 2007, the Oklahoma district court granted the plaintiffs class action status. Both the Company and Ford are appealing this decision. The complaint seeks an unspecified amount of damages on behalf of the class. The Company continues to believe the claims to be without merit and intends to continue to vigorously defend against this action. There can be no assurance, however, that the outcome of the lawsuit will be favorable to the Company or will not have a material adverse effect on the Company’s business, consolidated financial condition and results of operations. The Company cannot reasonably estimate the possible loss or range of loss at this time. In addition, the Company has incurred and will continue to incur substantial litigation expenses in defending this litigation.

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

This section summarizes the significant factors affecting our consolidated results of operations, financial condition and liquidity position for the three and six month periods ended March 31, 2007 and 2006. This section should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this document.

Forward-Looking Statements

Certain statements contained in this section, in Quantitative and Qualitative Disclosure About Market Risk, and elsewhere in this report are intended to be covered by the safe harbor provided for under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Our forward-looking statements include our current expectations and projections about future results, development of new products, the ability to increase distribution of our products, performance and financial condition of the Company, results of litigation, prospects and opportunities. We have tried to identify these forward-looking statements by using words such as “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “feel,” “plan,” “estimate” and similar expressions. These forward-looking statements are based on information currently available to us and are expressed in good faith and believed to have a reasonable basis. However, our forward-looking statements are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements.

These risks, uncertainties and other factors include, but are not limited to, those set forth under Part II, Item 1A - “Risk Factors” in this report and Item 1 - “Business” and Item 1A - “Risk Factors” in our annual report filed on Form 10-K for the year ended September 30, 2006. Given these risks and uncertainties, readers are cautioned not to place undue reliance on our forward-looking statements. All subsequent written and oral forward-looking statements attributable to the Company or to persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. The forward-looking statements are made as of the date hereof, and except as required by law, we do not intend to update or review any forward-looking statements or to update the reasons why the actual results could differ materially from those projected in the forward-looking statements, whether as a result of new information, future events or otherwise.

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

Warranty

We provide a warranty covering defects arising from products sold. The product warranty liability is based on historical return rates of products and amounts for significant and specific warranty issues. The warranty is limited to a specified time period, mileage or hours of use, and varies by product, application and customer. The Company has recorded a warranty liability, which in the opinion of management, is adequate to cover such costs. While we believe our estimates are reasonable, they are subject to change and such change could be material.

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

Stock-Based Compensation Expense

As of October 1, 2006, we adopted SFAS No. 123R, which requires us to measure compensation cost for all outstanding unvested share-based awards, and awards we grant, modify, repurchase or cancel in the future, at fair value and recognize compensation over the requisite service period for awards expected to vest. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results differ from our estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when calculating fair value including estimated stock price volatility, expected term and expected forfeitures. Factors considered in estimating forfeitures include the types of awards, employee class, and historical experience. Actual results may differ substantially from these estimates. We recorded $139 and $252 of stock-based compensation expense for the three and six month periods ended March 31, 2007. Stock-based compensation expense recorded in the three month period ended March 31, 2007 included $11 in cost of sales, $2 in research and development, $14 in selling and the remaining $112 in administration expense. Stock-based compensation expense recorded in the six month period ended March 31, 2007 included $26 in cost of sales, $11 in research and development, $28 in selling and the remaining $187 in administration expense. For the three and six month periods ended March 31, 2006, we recorded stock-based compensation expense of $119 and $223, respectively. Stock-based compensation expense recorded in the three month period ended March 31, 2006 included $12 in cost of sales, $7 in research and development, $12 in selling and the remaining $88 in administration expense. Stock-based compensation expense recorded in the six month period ended March 31, 2006 included $23 in cost of sales, $13 in research and development, $24 in selling and the remaining $163 in administration expense.

Income Taxes

For each jurisdiction that we operate in, we are required to estimate our annual effective tax rate together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We must also assess the likelihood that our deferred tax assets will be recovered from future taxable income and unless we believe that recovery is more likely than not, a valuation allowance is established. Our income tax provision on the consolidated statement of operations would be impacted by changes in the valuation allowance. This process is complex and involves significant management judgment in determining our provision for income taxes, deferred tax assets and liabilities and any valuation allowances recorded against our deferred tax assets.

Results of Operations

	Financial Summary (Dollars in Thousands)
	Three Month Period Ended March 31,			Six Month Period Ended March 31,
	2007	2006	% Change	2007	2006	% Change
Net sales	$18,309	$18,796	(2.6%)	$36,751	$34,928	5.2%
Cost of sales	12,174	11,995	1.5%	24,325	22,782	6.8%
Gross profit	6,135	6,801	(9.8%)	12,426	12,146	2.3%
Research and development	838	814	2.9%	1,668	1,662	0.4%
Selling	572	531	7.7%	1,092	979	11.5%

Administration	1,382	1,486	(7.0%)	2,655	2,789	(4.8%)
Realignment of operations	257	65	295.4%	433	124	249.2%

Operating income	$3,086	$3,905	(21.0%)	6,578	$6,592	(0.2%)

As a percentage of net sales:
Cost of sales	66.5%	63.8%		66.2%	65.2%
Gross margin	33.5%	36.2%		33.8%	34.8%
Research and development	4.6%	4.3%		4.5%	4.8%
Selling	3.1%	2.8%		3.0%	2.8%
Administration	7.5%	7.9%		7.2%	8.0%
Realignment of operations	1.4%	0.3%		1.2%	0.4%
Operating income	16.9%	20.8%		17.9%	18.9%

Comparative - Three month periods ended March 31, 2007 and 2006

			Percent Change
For the Three Month Period Ended March 31:	2007	2006	2007 to 2006
Net sales	$18,309	$18,796	(2.6%)

Net sales to our heavy truck, transit bus and off-road customers decreased $487 in the second quarter of fiscal 2007 compared to the second quarter of fiscal 2006, primarily due to an overall decrease in sales volumes of electronic throttle control systems, specifically in the North American and Asian markets. These decreases in net sales were partially offset by an 18% increase in sales volumes in Europe and an increase in sales of our pneumatic control systems. Net sales to our customers in Asia decreased approximately 25% over the prior year quarter and net sales in North America decreased 6%. Sales to our Asian customers can fluctuate from one quarter to the next; however, the Company does not believe the decline in this quarter is indicative of a long-term weakness in sales to Asia. We expect that electronic throttle control sales will increase or decrease in the future in line with changes in heavy truck and transit bus production volumes in the various geographic markets in which we serve and when new product lines are established; however, competitive pricing may continue to reduce per unit pricing. A change in emissions regulations in the United States effective January 1, 2007 had a negative impact on truck sales in North America during the second quarter of fiscal 2007, and therefore the sales of our products to heavy truck manufacturers in the United States. The published estimates of the anticipated decline vary widely, and range from a decline in heavy truck sales in North America of 25% to 50% of the total calendar year 2007 production volumes.

			Percent Change
For the Three Month Period Ended March 31:	2007	2006	2007 to 2006
Gross profit	$6,135	$6,801	(9.8%)

Gross profit was $6,135, or 33.5% of net sales in the second quarter of 2007, a decrease of $666 compared to the gross profit of $6,801, or 36.2% of net sales, in the comparable fiscal 2006 period.

The decrease in gross profit in the second quarter of fiscal 2007 is partially volume driven as sales of our products were 2.6% lower than last year’s second quarter. Gross profit was also negatively impacted due to an increase in warranty liability of $239 during the three months ended March 31, 2007, as compared to a reduction in warranty liability of $184 during three months ended March 31, 2006, as noted in Note 11 to our unaudited condensed consolidated financial statements. Overhead expenses for the quarter ended March 31, 2007 also increased over the prior year as a result of costs associated with our manufacturing facility in Suzhou, China.

			Percent Change
For the Three Month Period Ended March 31:	2007	2006	2007 to 2006
Research and development	$838	$814	2.9%

Research and development activity for the second fiscal quarter of 2007 remained relatively constant when compared to the comparable period in 2006, increasing by $24. The Company’s research and development expenditures will fluctuate based on the products under development at any given point in time. Overall, we expect research and development expenses to increase slightly over fiscal 2006 levels due to additional new product design projects.

			Percent Change
For the Three Month Period Ended March 31:	2007	2006	2007 to 2006
Selling	$572	$531	7.7%

Selling expenses increased $41 during the three month period ended March 31, 2007 as compared with the three month period ended March 31, 2006 mainly due to expanded selling and marketing efforts in the European and Asian markets implemented during mid fiscal 2006. We expect that overall our selling expenses will increase in fiscal 2007 as we incur a full year of expenses for the higher activity associated with our expanded sales efforts worldwide.

			Percent Change
For the Three Month Period Ended March 31:	2007	2006	2007 to 2006
Administration	$1,382	$1,486	(7.0%)

Administration expenses for the three month period ended March 31, 2007 decreased $104 when compared with the same period in fiscal 2006. The decrease in administration expenses is primarily a result of a decrease in legal fees associated with the class action lawsuit discussed in Note 15 to our unaudited condensed consolidated financial statements offset by increased expenses associated with our China manufacturing facility. Administration expenses are expected to increase for fiscal 2007 as the Company will be required to prepare for compliance with all of the requirements of Section 404 of the Sarbanes-Oxley Act for the first time during fiscal 2007. Legal costs are also expected to increase to defend against the class action lawsuit noted above.

			Percent Change
For the Three Month Period Ended March 31:	2007	2006	2007 to 2006
Realignment of operations	$257	$65	295.4%

The Company recorded expenses of $257 during the second quarter of fiscal 2007 related to its realignment of operations as discussed in Note 3 of the unaudited condensed consolidated financial statements. The realignment of operations expense for the second quarter of fiscal 2007 increased $192 compared to the second quarter of fiscal 2006, primarily due to $151 in employee termination benefits being accrued during the second quarter of fiscal 2007.

			Percent Change
For the Three Month Period Ended March 31:	2007	2006	2007 to 2006
Interest income	$(25)	$(13)	92.3%
Interest expense	$209	$314	(33.4%)

Interest expense decreased $105 in the second quarter of fiscal 2007 as compared to the second quarter of fiscal 2006, primarily due to the reduction of debt levels resulting from the 2006 excess cash flow payment of $1,149 made during the second quarter of fiscal 2007 as discussed in Note 10 to our unaudited condensed consolidated financial statements, and due to our regularly scheduled debt payments each quarter.

			Percent Change
For the Three Month Period Ended March 31:	2007	2006	2007 to 2006
Other income	$(259)	$(158)	63.9%

The increase in other income is primarily due to recording a gain of $251 during the three months ended March 31, 2007 compared to a gain of $164 during the three months ended March 31, 2006, for the reversal of old accounts payable related to closed insolvent subsidiaries of the Company as discussed in Note 9 of the unaudited condensed consolidated financials statements.

			Percent Change
For the Three Month Period Ended March 31:	2007	2006	2007 to 2006
Income tax expense	$1,107	$1,324	(16.4%)

Tax expense reflects an effective tax rate of 35.0% for the three month period ended March 31, 2007 compared to an effective tax rate of 35.2% for the comparable three month period in fiscal 2006.

Comparative - Six month periods ended March 31, 2007 and 2006

NM = Not Meaningful
			Percent Change
For the Six month Period Ended March 31:	2007	2006	2007 to 2006
Net sales	$36,751	$34,928	5.2%

Net sales increased $1,823 in the first six months of fiscal 2007 compared to the first six months of fiscal 2006, primarily due to increased sales volumes of electronic throttle control systems, specifically in the North American, Asian and European markets, and to a lesser extent increases in sales of our pneumatic control systems. Net sales to our customers in Europe increased approximately 22% over the prior year six months, whereas net sales in North America and Asia increased 1% and 12%, respectively. We expect that electronic throttle control sales will increase or decrease in the future in line with changes in heavy truck and transit bus production volumes in the various geographic markets in which we serve and when new product lines are established; however, competitive pricing may continue to reduce per unit pricing. A change in emissions regulations in the United States effective January 1, 2007 had a negative impact on truck sales in North America during the second quarter of fiscal 2007, and therefore the sales of our products to heavy truck manufacturers in the United States. The published estimates of the anticipated decline in heavy truck sales in North America vary widely, and range from a decline of 25% to 50% of the total calendar year 2007 production volumes.

			Percent Change
For the Six month Period Ended March 31:	2007	2006	2007 to 2006
Gross profit	$12,426	$12,146	2.3%

Gross profit was $12,426, or 33.8% of net sales in the first six months of 2007, an increase of $280 compared to gross profit of $12,146, or 34.8% of net sales, in the comparable fiscal 2006 period.

The increase in gross profit in fiscal 2007 is primarily driven by a 5.2% increase in sales of electronic throttle and pneumatic control systems to heavy truck and transit bus customers offset by an by an increase in warranty liability of $239 during the six months ended March 31, 2007, as compared to a reduction in warranty liability of $184 during the six months ended March 31, 2006, as noted in Note 11 to our unaudited condensed consolidated financial statements. Gross profit was also negatively impacted by overhead expenses increasing over the prior year as a result of costs associated with our manufacturing facility in Suzhou, China; however, as a percentage of net sales overhead expenses remained relatively unchanged between periods.

			Percent Change
For the Six month Period Ended March 31:	2007	2006	2007 to 2006
Research and development	$1,668	$1,662	0.4%

Research and development expenses were relatively unchanged for the first six months of fiscal 2007 compared to the first six months of fiscal 2006. The Company’s research and development expenditures will fluctuate based on the products under development at any given point in time. Overall, we expect fiscal 2007 research and development expenses to slightly increase over fiscal 2006 levels due to additional new product design projects.

			Percent Change
For the Six month Period Ended March 31:	2007	2006	2007 to 2006
Selling	$1,092	$979	11.5%

Selling expenses increased $113 for the six month period ended March 31, 2007 as compared with the six month period ended March 31, 2006 mainly due to expanded selling and marketing efforts in the European and Asian markets implemented during mid fiscal 2006. We expect that overall our selling expenses will increase in fiscal 2007 as we incur a full year of expenses for the higher activity associated with our expanded sales efforts worldwide.

			Percent Change
For the Six month Period Ended March 31:	2007	2006	2007 to 2006
Administration	$2,655	$2,789	(4.8%)

Administration expenses for the first six months of fiscal 2007 decreased $134 as compared to the same period in fiscal 2006. The decrease in administration expenses is primarily a result of a decrease in legal fees associated with the class action lawsuit discussed in Note 15 to our unaudited condensed consolidated financial statements offset by increased expenses associated with our China manufacturing facility. Administration expenses are expected to increase for fiscal 2007 as the Company will be required to prepare for compliance with all of the requirements of Section 404 of the Sarbanes-Oxley Act for the first time during fiscal 2007. Legal costs are also expected to increase to defend against the class action lawsuit noted above.

			Percent Change
For the Six month Period Ended March 31:	2007	2006	2007 to 2006
Realignment of operations	$433	$124	249.2%

The Company recorded expenses of $433 during the first six months of fiscal 2007 related to its realignment of operations as discussed in Note 3 of the unaudited condensed consolidated financial statements. The realignment of operations expense for the first six months of fiscal 2007 increased $309 compared to the first six months of fiscal 2006, primarily due to $256 in employee termination benefits being accrued during the first six months of fiscal 2007.

			Percent Change
For the Six month Period Ended March 31:	2007	2006	2007 to 2006
Interest income	$(61)	$(40)	52.5%
Interest expense	$467	$632	(26.1%)

Interest expense decreased $165 in the first six months of fiscal 2007 as compared to the same period in fiscal 2006 due to reductions in debt levels, partially offset by higher overall interest rates. We expect interest expense to continue to decrease in fiscal 2007 when compared to fiscal 2006 due to the continued reduction of debt levels resulting from scheduled debt payments each quarter.

			Percent Change
For the Six month Period Ended March 31:	2007	2006	2007 to 2006
Other income	$(863)	$(166)	NM

The increase in other income is primarily due to recording a gain of $840 during the six months ended March 31, 2007 compared to a gain of $178 during the six months ended March 31, 2006, for the reversal of old accounts payable related to closed insolvent subsidiaries of the Company as discussed in Note 9 of the unaudited condensed consolidated financials statements.

			Percent Change
For the Six month Period Ended March 31:	2007	2006	2007 to 2006
Income tax expense	$2,438	$2,201	10.8%

Tax expense reflects an effective tax rate of 34.7% for the first six months of fiscal 2007 compared to an effective tax rate of 35.7% for the comparable period in fiscal 2006. In December 2006 the research credit for 2006 was reinstated by Congress and included in tax expense for the first six months of fiscal 2007 was a research credit of $42 related to fiscal 2006.

The Company was in a net operating loss carry-forward position during fiscal 2005. We utilized the remainder of our federal operating loss carry-forwards in the first quarter of fiscal 2006.

Financial Condition, Liquidity and Capital Resources

Cash generated by operating activities was $2,539 for the first six months of fiscal 2007, an increase of $583 from the cash generated by operating activities of $1,956 during the first six months of fiscal 2006. Net income plus non-cash charges for depreciation and stock based compensation contributed $5,820 in the first six months of fiscal 2007 and $4,802 in the first six months fiscal 2006. Additionally in first six months of fiscal 2007, cash from operations included a $120 change in deferred taxes related to recording the tax effect for nonqualified stock options. Cash from operations for the first six months of fiscal 2006 included a $760 utilization of a deferred tax provision.

Changes in working capital items used cash of $3,160 in the first six months of fiscal 2007 and $3,610 in the first six months of 2006. Timing of collections on receivables and sales levels generated cash of $437 in the first six months of fiscal 2007 compared with an increase of $1,186 of receivables in the same period of fiscal 2006. Cash was used to increase inventory levels in the first six months of both fiscal 2006 and 2007 to facilitate switching of suppliers to lower cost suppliers, primarily in China, our realignment efforts and to support increasing operations in our Suzhou, China manufacturing facility. We expect that inventory levels should have reached their maximum levels at the end of the second quarter of fiscal 2007 and as supplier switching and the realignment are completed, inventory will decline later in fiscal 2007 to levels lower than at the end of fiscal 2006. Accounts payable and accrued expenses decreased in the first six months of fiscal 2007 and 2006 from seasonal payments of certain expenses. Additionally, during the first six months of fiscal 2007, the Company was judicially released from and wrote off $840 of old accounts payable, which is reflected as a reduction of accounts payable. Cash flows from operations for the six month period ended March 31, 2007 also included payments to our pension plans of $612. For the six months ended March 31, 2006, we contributed $457 to our pension plans. We believe we will continue to generate positive cash from continuing operations due to our improved results of operations.

Cash used in investing activities was $1,269 for the six month period ended March 31, 2007 and was comprised solely of purchases of property, plant and equipment. For the six month period ended March 31, 2006, cash used in investing activities was $1,195 and was comprised solely of purchases of property, plant and equipment. We expect our cash use for investing activities to increase throughout the fiscal year as we continue to make purchases of capital equipment.

Cash used in financing activities was $2,289 for the six month period ended March 31, 2007, compared to cash used in financing activities of $5,236 for the six month period ended March 31, 2006. The use of cash for financing activities for the first six months of fiscal 2007 primarily relates to the payment of $1,149 related to the excess cash flow requirement of our loan agreement with Merrill Lynch and scheduled quarterly debt payments on our Merrill Lynch term loan. The use of cash for financing activities for the first six months of fiscal 2006 primarily relates to the repurchase of common stock from AIP of $3,200, scheduled quarterly debt payments and a $2,074 excess cash flow payment related to our Merrill Lynch term loan

Contractual Obligations as of March 31, 2007

At March 31, 2007, our contractual obligations consisted of bank debt, operating lease obligations, a service agreement and a license agreement. We do not have any material letters of credit, or debt guarantees outstanding at March 31, 2007. During the first quarter of fiscal 2007, we entered into a purchase commitment to purchase inventory from one vendor during the fiscal year totaling $1,504. Maturities of these contractual obligations consist of the following:

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Term loan	$6,072	$2,429	$3,643	$-	$-
Operating leases	1,179	345	834	-	-
MMT license - minimum royalties	365	25	140	150	50
Management Services Agreement	60	60	-	-	-
	$7,676	$2,859	$4,617	$150	$50

Certain liabilities, including those related to our pension and post-retirement benefit plans, are reported in the accompanying condensed consolidated balance sheets but are not reflected in the table above due to the absence of stated maturities. The Company has net obligations at March 31, 2007 related to its pension plans and post-retirement medical plan of $3,120 and $3,186, respectively. The Company funded $612 to its pension plans during the first six months of fiscal 2007 compared to $457 during the first six months of fiscal 2006. We expect to make payments to our pension plans of $1,022 throughout the rest of fiscal 2007.

At March 31, 2007, we had $8,000 available under our revolving credit facility with Merrill Lynch plus cash and cash equivalents of $1,511. We believe these resources, when combined with cash provided by operations, will be sufficient to meet our working capital needs on a short-term and long-term basis.

Included in the accompanying consolidated balance sheet is approximately $204 of accounts payable related to closed insolvent subsidiaries of the Company. In accordance with SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” a debtor can only relieve itself of a liability if it has been extinguished. A liability is considered extinguished if (a) the debtor pays the creditor and is relieved of its obligation for the liability or (b) the debtor is legally released from being the primary obligor under the liability, either judicially or by the creditor. During the three and six month periods ended March 31, 2007, the Company was judicially released from and reversed $251 and $840, respectively, of old accounts payable related to closed insolvent subsidiaries of the Company resulting in a gain, which has been recorded in other (income) expense in the accompanying condensed consolidated statements of operations. During the three and six month periods ended March 31, 2006, the Company was judicially released from and reversed $164 and $178, respectively. The Company expects to reverse amounts in future periods based on the recognition of the liabilities being judicially released in accordance with SFAS No. 140 of $49 remaining in fiscal 2007; $90 in fiscal 2010; and $65 in fiscal 2011.

Recently Issued Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is currently in the process of determining the effects of adopting this statement in its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an Amendment of FASB Statements No. 87, 88, 106 and 132R.” This statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. This statement also modifies the definition of current and non-current liabilities for purposes of presentation in the statement of financial position. An employer is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006 whereas the requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company is currently in the process of determining the effects of adopting this statement in its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently in the process of determining the effects of adopting this statement in its consolidated financial statements.

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

▪
As of March 31, 2007, the outstanding balance on the term loan was $6,072 and there was no balance on the revolving loan. The effective annual interest rate on the term loan was 9.7% as of March 31, 2007. The Company does not believe that a hypothetical 10% change in end of the period interest rates or changes in future interest rates on these variable rate obligations would have a material effect on its financial position, results of operations, or cash flows. The Company has not hedged its exposure to interest rate fluctuations.

Foreign Currency Risk:

▪
We sell our products to customers in the heavy truck, transit bus and off-road equipment industries. For the six month periods ended March 31, 2007 and 2006, the Company had foreign sales of approximately 38% and 35% of net sales, respectively. All worldwide sales in the first six months of fiscal 2007 and 2006, with the exception of $265 and $93, respectively, were denominated in U.S. dollars. During fiscal 2005, we established a manufacturing facility in Suzhou, China and we opened sales offices in Shanghai, China and Ismaning (which is near Munich), Germany. The Company does not believe that changes in future exchange rates would have a material effect on its financial position, results of operations, or cash flows as the majority of its foreign sales transactions are currently denominated in US dollars and the investments in China and Germany are relatively small at this time in relation to our United States operations. As a result, the Company has not entered into forward exchange or option contracts for transactions to hedge against foreign currency risk. The Company will continue to assess its foreign currency risk as its international operations and sales increase.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”)). In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There has been no change in the Company’s internal controls over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

We are a party to various pending judicial and administrative proceedings arising in the ordinary course of business. Our management and legal counsel have reviewed the probable outcome of these proceedings, the costs and expenses reasonably expected to be incurred, the availability and limits of our insurance coverage, and our established liabilities. While the outcome of the pending proceedings cannot be predicted with certainty, based on our review, we believe that any unrecorded liability that may result is not reasonably likely to have a material effect on our liquidity, financial condition or results from operations.

Item 1A. Risk Factors

There have been no significant changes in risk factors for the quarter ended March 31, 2007. See the information set forth in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

On February 28, 2007, the Company held its annual stockholders’ meeting. The following individuals were elected to the Company’s Board of Directors to hold office for a one year term and to serve until the next annual stockholders’ meeting:

Nominee	Votes For	Withheld
Patrick W. Cavanagh	6,770,079	9,406
R. Eugene Goodson	6,770,079	9,406
H. Samuel Greenawalt	6,776,883	2,602
Douglas E. Hailey	6,777,232	2,253
Carlos P. Salas	6,763,174	16,311
Peter E. Salas	6,769,797	9,688
Donn J. Viola	6,777,232	2,253

Item 5. Other Information

None

Item 6. Exhibits

2.01

Asset Purchase Agreement, dated as of September 30, 2003, by and among the Registrant, Teleflex Incorporated and Teleflex Automotive Incorporated. (Incorporated by reference to Exhibit 2.1 to the Registrant’s current report on Form 8-K filed on December 9, 2003)

3.01(a)	Certificate of Incorporation of the Registrant, as amended. (Incorporated by reference to Exhibit 3.01 (a) to the Registrant’s quarterly report on Form 10-Q for the quarter ended December 31, 2006)
3.01(b)

Certificate of Amendment to Certificate of Incorporation of the Registrant, dated February 27, 1995. (Incorporated by reference to Exhibit 3.01 (b) to the Registrant’s quarterly report on Form 10-Q for the quarter ended December 31, 2006)

3.01(c)
Certificate of Amendment to Certificate of Incorporation of the Registrant, dated October 28, 2004. (Incorporated by reference to Exhibit 3.01 (c) to the Registrant’s quarterly report on Form 10-Q for the quarter ended December 31, 2006)

3.01(d)

Certificate of Amendment to Certificate of Incorporation of the Registrant, dated February 22, 2005. (Incorporated by reference to Exhibit 3.01 (d) to the Registrant’s quarterly report on Form 10-Q for the quarter ended December 31, 2006)

3.01(e)

Certificate of Amendment to Certificate of Incorporation of the Registrant, dated March 2, 2006. (Incorporated by reference to Exhibit 3.01 (e) to the Registrant’s quarterly report on Form 10-Q for the quarter ended December 31, 2006)

3.02	Restated By-Laws of the Registrant, as amended July 1, 2002. (Incorporated by reference to Exhibit 3.6 to the Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2002)
4.01

Specimen Unit Certificate (including Specimen Certificate for shares of Common Stock and Specimen Certificate for the Warrants). (Incorporated by reference to Exhibits 1.1 and 1.2 to the Registrant’s Registration Statement on Form 8-A, Commission File No. 0-18083, filed with the Commission on November 1, 1989)

4.02

Certificate to Provide for the Designation, Preferences, Rights, Qualifications, Limitations or Restrictions Thereof, of the Series A Preferred Stock, 7 1/2% Redeemable Convertible Series (Incorporated by reference to Exhibit 3.1 to the Registrant’s quarterly report on Form 10-Q, Commission File No. 000-18083, for the quarter ended March 31, 1998)

4.03

Certificate to Provide for the Designation, Preferences, Rights, Qualifications, Limitations or Restrictions Thereof, of the Series A-1 Preferred Stock, Non-Redeemable Convertible Series. (Incorporated by reference to Exhibit 3.3 to the Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2002)

4.04

Certificate to Provide for the Designation, Preferences, Rights, Qualifications, Limitations or Restrictions Thereof, of the Series B Preferred Stock, 15% Redeemable Convertible Series (Incorporated by reference to Exhibit (d)(v) to the Schedule TO-I/A filed on July 5, 2002)

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

WILLIAMS CONTROLS, INC.

Date: May 11, 2007	By:	/s/ PATRICK W. CAVANAGH
Patrick W. Cavanagh
President and Chief Executive Officer

Date: May 11, 2007	By:	/s/ DENNIS E. BUNDAY
Dennis E. Bunday
Chief Financial Officer