Form 10-Q
period 2007-06-30
WILLIAMS CONTROLS INC
filed 2007-08-10
CIK 854860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2007

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

Large Accelerated Filer [   ]                                                                Accelerated Filer [   ]                                                      Non-Accelerated Filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes  [   ]   No  [X]

The number of shares outstanding of the registrant's common stock at July 31, 2007: 7,483,010

Williams Controls, Inc.

June 30, 2007

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Williams Controls, Inc.
Condensed Consolidated Balance Sheets
(Dollars in thousands, except share and per share information)
(Unaudited)

	June 30, 2007	September 30, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$3,055	$2,530
Trade accounts receivable, less allowance of $164 and $35 at June 30, 2007 and September 30, 2006, respectively	7,775	9,368
Other accounts receivable	1,339	1,231
Inventories	9,894	9,918
Deferred income taxes	657	657
Prepaid expenses and other current assets	387	333
Total current assets	23,107	24,037

Property, plant and equipment, net	8,837	8,457
Deferred income taxes	2,367	2,228
Other assets, net	899	1,027
Total assets	$35,210	$35,749

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$4,317	$6,504
Accrued expenses	5,380	5,528
Current portion of employee benefit obligations	1,610	1,669
Current portion of long-term debt	1,774	3,996
Total current liabilities	13,081	17,697

Long-term Liabilities:
Long-term debt	2,217	4,544
Employee benefit obligations	4,213	4,991
Other long-term liabilities	270	255

Commitments and contingencies

Stockholders’ Equity:
Preferred stock ($.01 par value, 50,000,000 authorized) Series C (0 issued and outstanding at June 30, 2007 and September 30, 2006)	-	-
Common stock ($.01 par value, 12,500,000 authorized; 7,483,010 and 7,432,844 issued and outstanding at June 30, 2007 and September 30, 2006, respectively)	75	74
Additional paid-in capital	34,722	34,014
Accumulated deficit	(13,993)	(20,414)
Treasury stock (21,700 shares at June 30, 2007 and September 30, 2006)	(377)	(377)
Accumulated other comprehensive loss	(4,998)	(5,035)
Total stockholders’ equity	15,429	8,262
Total liabilities and stockholders’ equity	$35,210	$35,749

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

Williams Controls, Inc.
Condensed Consolidated Statements of Operations
(Dollars in thousands, except share and per share information)
(Unaudited)

	Three Month Period Ended June 30,		Nine Month Period Ended June 30,
	2007	2006	2007	2006
Net sales	$15,822	$19,898	$52,573	$54,826
Cost of sales	10,117	12,761	34,441	35,543

Gross profit	5,705	7,137	18,132	19,283

Operating expenses:
Research and development	797	898	2,465	2,560
Selling	560	522	1,653	1,501
Administration	1,394	1,235	4,049	4,024
Realignment of operations	210	269	643	393
Total operating expenses	2,961	2,924	8,810	8,478

Operating income	2,744	4,213	9,322	10,805

Other (income) expense:
Interest income	(34)	(13)	(95)	(53)
Interest expense	185	323	651	955
Other income, net	(150)	(151)	(1,012)	(317)
Total other (income) expenses	1	159	(456)	585

Income before income taxes	2,743	4,054	9,778	10,220
Income tax expense	919	1,285	3,357	3,486

Net income	$1,824	$2,769	$6,421	$6,734

Net income per common share – basic	$0.24	$0.37	$0.86	$0.91
Weighted average shares used in per share calculation – basic	7,480,287	7,422,040	7,460,170	7,425,220

Net income per common share – diluted	$0.24	$0.36	$0.83	$0.88
Weighted average shares used in per share calculation – diluted	7,743,778	7,650,160	7,730,619	7,620,557

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

Williams Controls, Inc.
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Nine Month Period Ended June 30,
	2007	2006
Cash flows from operating activities:
Net income	$6,421	$6,734
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,452	1,006
Deferred income taxes	(139)	760
Stock based compensation	413	346
(Gain) loss from disposal of fixed assets	(71)	4
Changes in operating assets and liabilities
Receivables, net	1,485	(738)
Inventories	24	(3,784)
Accounts payable and accrued expenses	(2,246)	323
Other	(861)	(638)
Net cash provided by operating activities	6,478	4,013

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,693)	(1,734)
Proceeds from sales of assets	82	-
Net cash used in investing activities	(1,611)	(1,734)

Cash flows from financing activities:
Net borrowings on revolving loan facility	-	1,000
Payments of debt and capital lease obligations	(4,549)	(4,377)
Repurchase of common stock	-	(3,200)
Net proceeds from exercise of stock options	207	216
Net cash used in financing activities	(4,342)	(6,361)

Net increase (decrease) in cash and cash equivalents	525	(4,082)
Cash and cash equivalents at beginning of period	2,530	5,052

Cash and cash equivalents at end of period	$3,055	$970

Supplemental disclosure of cash flow information:
Interest paid	$548	$816
Income taxes paid	$2,900	$3,004

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

Williams Controls, Inc.
Notes to Condensed Consolidated Financial Statements
Three and Nine month periods ended June 30, 2007 and 2006
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Note 1. Organization

Williams Controls, Inc., including its wholly-owned subsidiaries as follows and hereinafter referred to as the “Company,” “we,” “our,” or “us.”

Active Subsidiaries– Williams Controls Industries, Inc. ("Williams"); Williams (Suzhou) Controls Co. Ltd. (“Williams Controls Asia”); and Williams Controls Europe GmbH (“Williams Controls Europe”).

Inactive Subsidiaries– Aptek Williams, Inc. ("Aptek"); Premier Plastic Technologies, Inc. ("PPT"); ProActive Acquisition Corporation ("ProActive"); WMCO-Geo, Inc. ("GeoFocus"); NESC Williams, Inc. ("NESC"); Williams Technologies, Inc. ("Technologies"); Williams World Trade, Inc. ("WWT"); Techwood Williams, Inc. ("TWI"); Agrotec Williams, Inc. ("Agrotec") and its 80% owned subsidiaries Hardee Williams, Inc. ("Hardee") and Waccamaw Wheel Williams, Inc. ("Waccamaw").

Note 2. Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared by the Company and, in the opinion of management, reflect all material normal recurring adjustments necessary to present fairly the Company’s financial position as of June 30, 2007 and the results of operations and cash flows for periods ended June 30, 2007 and 2006.  The results of operations for the three and nine month periods ended June 30, 2007 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

Certain reclassifications of amounts related to the realignment of operations and reported in the prior period financial statements have been made to conform to classifications used in the current period financial statements.

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

The realignment plan consists of outsourcing all of the Company’s die casting and machining operations to high-quality suppliers, primarily in Asia, and relocating of the Company’s assembly operations for the majority of its pneumatic products to its manufacturing facility in Suzhou, China.  In conjunction with the realignment, the Company has eliminated 33 hourly and 2 salaried positions from its Portland, Oregon facility during fiscal 2007 and expects to eliminate an additional 17 hourly positions during the remainder of fiscal 2007.  As part of this realignment plan, the Company will incur a one-time termination benefit with those employees affected by the realignment.  In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” and related guidance, a one-time benefit arrangement must meet certain criteria in order for a Company to recognize a liability for such one-time benefits.  The realignment plan must establish the terms of the benefit arrangement, including the benefits that employees will receive upon termination, in sufficient detail to enable employees to determine the type and amount of benefits they will receive if they are involuntarily terminated.  That determination was reached when the Company began negotiations over the effects of the realignment related workforce reductions with the United Automobile Workers of America (UAW) during the third quarter of fiscal 2006, at which time an estimated liability for anticipated termination costs began to be recorded.  The Company reached an agreement with the UAW regarding the effects of the realignment associated workforce reduction on April 6, 2007.

The Company's preliminary estimates of the total costs of the realignment approximate $1.5 million and include estimates for costs related to hourly and salaried termination benefits of $590; supplier and parts qualification of $100; refurbishment of tools of $150; accelerated depreciation on certain assets of $240; and general administrative and other costs of $400.  Certain of these costs are being classified in financial statement line items other than realignment of operations expense.  The Company recorded realignment expenses of $210 and $643, respectively, for both the three and nine month periods ended June 30, 2007, which were recorded in operating expenses in the accompanying condensed consolidated statements of operations.  For the three and nine month periods ended June 30, 2006, the Company recorded realignment expenses of $269 and $393, respectively, which were recorded in operating expenses in the accompanying condensed consolidated statements of operations.  Following is a reconciliation of the changes in the Company’s liability accrual related to the employee termination benefits during fiscal 2007 and the comparable period in fiscal 2006.

	Three month period ended June 30, 2007	Nine month period ended June 30, 2007	Three month period ended June 30, 2006	Nine month period ended June 30, 2006
Balance at beginning of period	$482	$226	$-	$-
Payments	(207)	(207)	-	-
Additional accruals	94	350	129	129
Balance at end of period	$369	$369	$129	$129

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

As of June 30, 2007, there was $1,469 of total unrecognized compensation costs related to nonvested stock options.  That cost is expected to be recognized over a weighted average period of 3.4 years.

For the three and nine month periods ended June 30, 2007, the Company’s total stock-based compensation expense was $136 ($116 net of tax) and $389 ($324 net of tax), respectively.  For the three month period ended June 30, 2007, stock-based compensation expense was recorded in cost of sales and operating expenses in the amounts of $12 and $124, respectively, in the accompanying consolidated statement of operations.  For the nine month period ended June 30, 2007, stock-based compensation expense was recorded in cost of sales and operating expenses in the amounts of $38 and $351, respectively.

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants issued during the nine month periods ended June 30, 2007 and 2006.

	Nine Month Period Ended June 30,
	2007	2006
Risk-free interest rate	4.55%	4.57%
Expected dividend yield	0%	0%
Expected term	6.4 years	6.3 years
Expected volatility	84%	88%

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

The following table summarizes stock options outstanding as of June 30, 2007 as well as activity during the nine month period then ended.

	Shares	Weighted Average Exercise Price

Outstanding at September 30, 2006	586,256	$5.85
Granted	69,064	16.41
Exercised	(42,306)	4.89
Forfeited	(25,453)	8.14
Outstanding at June 30, 2007	587,561	7.06

Exercisable at June 30, 2007	298,071	$5.89

At June 30, 2007, the weighted average remaining contractual term of options outstanding and options exercisable was 6.8 years and 6.1 years, respectively.

The aggregate intrinsic value of options outstanding and options exercisable at June 30, 2007 was $6,135 and $3,458, respectively (the intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option).  The aggregate intrinsic value of options outstanding and options exercisable at June 30, 2006 was $3,740 and $1,476, respectively.  The weighted average grant date fair value of stock options granted during the nine month periods ended June 30, 2007 and 2006 was $12.18 and $8.22 per share, respectively.  The intrinsic value of all stock options exercised during the three and nine month periods ended June 30, 2007 was $72 and $483, respectively.  The intrinsic value of all stock options exercised during the three and nine month periods ended June 30, 2006 was $184 and $423, respectively.

Note 5. Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income," requires companies to report a measure of all changes in equity except those resulting from investments by owners and distributions to owners.  Total comprehensive income for the three month periods ended June 30, 2007 and 2006 was $1,837 and $2,779, respectively, and for the nine month periods ended June 30, 2007 and 2006 was $6,458 and $6,750, respectively, and consisted of net income and foreign currency translation adjustments.  As of June 30, 2007, accumulated other comprehensive loss was $4,998 and consisted of accumulated benefit obligations in excess of the plan assets for both the hourly employees pension plan and the salaried employees pension plan and the effect of foreign currency translation adjustments.

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

Following is a reconciliation of basic EPS and diluted EPS from continuing operations:

	Three Month Period Ended June 30, 2007			Three Month Period Ended June 30, 2006
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS –	$1,824	7,480,287	$0.24	$2,769	7,422,040	$0.37
Effect of dilutive securities –
Stock options	-	263,491		-	228,120
Diluted EPS –	$1,824	7,743,778	$0.24	$2,769	7,650,160	$0.36

	Nine Month Period Ended June 30, 2007			Nine Month Period Ended June 30, 2006
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS –	$6,421	7,460,170	$0.86	$6,734	7,425,220	$0.91
Effect of dilutive securities –
Stock options	-	270,449		-	195,337
Diluted EPS –	$6,421	7,730,619	$0.83	$6,734	7,620,557	$0.88

For the three and nine month periods ended June 30, 2007, the Company had options covering 45,246 and 46,912  shares that were not considered in the diluted EPS calculation since they would have been antidilutive.  For the three and nine month periods ended June 30, 2006, the Company had options and warrants covering 43,239 and 61,030 shares, respectively, that were not considered in the diluted EPS calculation since they would have been antidilutive.

Note 7. Inventories

Inventories consist of the following:

	June 30, 2007	September 30, 2006
Raw materials	$7,724	$7,589
Work in process	79	227
Finished goods	2,091	2,102
	$9,894	$9,918

Note 8. Patent License Agreements

During fiscal 2003 the Company obtained a license agreement for use of an adjustable pedal design for product lines.  This agreement is for a period of three years and is renewed annually if certain sales thresholds are met.  Effective July 2006, this agreement was extended for one year and will automatically be extended for another one year period if certain sales thresholds are met.  In July 2007, the Company met the expected sales thresholds and the agreement has been automatically extended one year to July 2008.  The Company is obligated to make royalty payments based on the number of units it sells.  During the three and nine month periods ended June 30, 2007, the Company sold adjustable pedals and recorded an accrual for royalties related to these sales of $2 and $5, respectively.  Additionally, the initial license payments of $200 that were capitalized will be amortized based on the projection of units sold over the next five years.  Based on these projections, the Company anticipates amortizing five and a half dollars for every adjustable pedal sold.  During the three and nine month periods ended June 30, 2007, the Company amortized approximately $2 and $4, respectively, related to the number of units sold.  The Company has focused additional resources in the adjustable pedal market and expects sales of these products to continue to grow throughout the remainder of fiscal 2007 and beyond.  During the three and nine months ended June 30, 2006, the Company sold adjustable pedals and recorded an accrual for royalties related to these sales of $2 and $3, respectively.  As of June 30, 2006, the Company amortized approximately $2 related to the number of units sold.

Additionally, as part of the sale of the Company’s passenger car and light truck product lines to Teleflex Incorporated on September 30, 2003, the Company obtained the right to use certain of Teleflex’s adjustable pedal patents in exchange for Teleflex receiving licenses for certain of the Company’s patents.

In fiscal 2005, the Company entered into an agreement to license non-contacting Hall effect sensor technology.  The Company is using this license to internally produce non-contacting sensors for use in its electronic throttle controls.  The initial licensing fee of $140 was paid and capitalized during fiscal 2005.  The Company amortizes this license fee over a five year period beginning once units are produced and sold.  For the three and nine month periods ended June 30, 2007, the Company amortized $7 and $21, respectively, of this initial licensing fee.  In addition, the Company will make royalty payments based on the number of units sold, which includes minimum yearly royalties beginning in year three of this agreement.  As of June 30, 2007, the Company recorded royalty payments of $84 related to units sold during fiscal 2007.  The Company capitalized, as part of the license fee, $229 which is equal to the present value of the minimum royalty payment obligation.  The Company will amortize the capitalized license fee once the Company begins selling units.  This agreement is for a period of ten years and is renewed annually based on written mutual agreement.  This agreement may be terminated by the licensor after four years if certain sales thresholds are not met.

Note 9. Settlement of Accounts Payable

Included in the accompanying condensed consolidated balance sheet is approximately $167 of old accounts payable related to closed insolvent subsidiaries of the Company.  In accordance with SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, a debtor can only relieve itself of a liability if it has been extinguished.  Accordingly, a liability is considered extinguished if (a) the debtor pays the creditor and is relieved of its obligation for the liability or (b) the debtor is legally released from being the primary obligor under the liability, either judicially or by the creditor.  During the three and nine month periods ended June 30, 2007, the Company was judicially released from and reversed $37 and $877, respectively, of old accounts payable related to closed insolvent subsidiaries of the Company resulting in a gain, which has been recorded in other (income) expense in the accompanying condensed consolidated statements of operations.

During the three and nine month periods ended June 30, 2006, the Company was judicially released from and reversed $161 and $339, respectively.  The Company expects to reverse amounts in future periods based on the recognition of the liabilities being judicially released in accordance with SFAS No. 140 of $12 remaining in fiscal 2007; $90 in fiscal 2010; and $65 in fiscal 2011.

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

The Company is required to repay the term loan in equal quarterly scheduled payments which are computed to repay the loan by the end of the term.  The Company is entitled to prepay the term loan, in whole or in part, in minimum amounts without penalty.  Mandatory prepayments of the loans under the term loan are required in amounts equal to 75% of the Company’s excess cash flow, as defined in the agreement, for each fiscal year and 100% of (i) the insurance or condemnation proceeds received in connection with a casualty event, condemnation or other loss, less any proceeds reinvested by the Company up to $500 per fiscal year; (ii) the net proceeds from issuance of equity or debt securities and (iii) the net cash proceeds of asset sales or other dispositions subject to customary exceptions.  The revolving loan facility expires on September 29, 2009, at which time all outstanding amounts under the revolving loan facility are due and payable.  The Company is subject to certain quarterly and annual financial covenants.  At June 30, 2007, the Company was in compliance with all of its financial covenants.  During the first quarter of fiscal 2006, the Company repurchased $3,200 of its common stock from one investor as discussed in Note 13.  The Company obtained a required consent from Merrill Lynch to purchase the common stock and to include the repurchase payment in the calculation of excess cash flow for the year ended September 30, 2005.  During the second quarter of fiscal 2006, the Company paid $2,074 related to the excess cash flow requirement for fiscal 2005 and the required quarterly scheduled principal payments were reduced from $850 to $712.  During the second quarter of fiscal 2007, the Company paid an additional $1,149 related to the excess cash flow requirement of fiscal 2006, and the prepayment reduced the Company’s future required quarterly scheduled payments from $712 to $607.  In June 07, the Company paid off an additional $1,369 in addition to the scheduled quarterly payment, and the prepayment reduced the Company’s future required quarterly scheduled payments from $607 to $443.

For this facility, the Company was required to pay Merrill Lynch a commitment fee of $500.  In addition, the Company must pay Merrill Lynch an annual agency fee of $25 and reimburse Merrill Lynch for any costs and expenses incurred in connection with the completion of the new credit agreement.  The commitment fee and expenses incurred by Merrill Lynch and paid for by the Company have been capitalized in the accompanying consolidated balance sheet.  At June 30, 2007 the remaining unamortized balance is $146.  This balance is being amortized over the remaining life of the loan facility utilizing the effective interest method and is adjusted accordingly if any non scheduled debt payments are made which reduce the outstanding balance of the loan facility.

The Company had available under its revolving credit facility $8,000 at both June 30, 2007 and September 30, 2006.

The Company’s long-term debt and capital lease obligations consist of the following:

	June 30, 2007	September 30, 2006
Revolving credit facility due September 29, 2009, bearing interest at a variable rate.	$-	$-

Term loan due September 29, 2009, balance bearing interest at a variable rate, (10.1% at June 30, 2007)	3,991	8,540
	3,991	8,540
Less current portion	(1,774)	(3,996)
	$2,217	$4,544

Note 11.  Product Warranties

The Company establishes a product warranty liability based on a percentage of product sales.  The liability is based on historical return rates of products and amounts for significant and specific warranty issues, and is included in accrued expenses in the accompanying condensed consolidated balance sheets.  Warranty is limited to a specified time period, mileage or hours of use, and varies by product, application and customer.  The Company has recorded a liability, which in the opinion of management is adequate to cover such warranty costs.  Following is a reconciliation of the changes in the Company’s warranty liability for the three and nine month periods ended June 30, 2007 and 2006:

	Three month periods ended		Nine month periods ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Balance at beginning of period	$2,138	$1,573	$1,720	$1,656
Payments	(120)	(223)	(360)	(708)
Additional accruals	213	232	632	818
Accrual adjustments	-	-	239	(184)

Balance at end of period	$2,231	$1,582	$2,231	$1,582

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

In the second quarter of fiscal 2006, the Company settled certain warranty claims with one customer covering a period in excess of one year for less than was anticipated in the Company’s liability assumptions, which were based on historical return rates and prior settlements.  Based on this, the Company reduced its warranty liability during the second quarter of fiscal 2006 by $184, which has been reflected in cost of sales in the accompanying condensed consolidated statement of operations.

Included in the warranty liability at June 30, 2007 and June 30, 2006 are warranty liabilities associated with our former passenger car and light truck product lines, which were sold on September 30, 2003.  The Company recorded a $400 warranty liability during 2003 related to products sold from our passenger car and light truck product lines in fiscal 2003.  The Company’s obligation for products sold by these product lines relates only to products sold prior to September 30, 2003.

Note 12. Pension Plans and Post Retirement Benefits

The Company maintains two pension plans, an hourly employee plan and a salaried employee plan.  The hourly plan covers certain of the Company’s union employees.  The salaried plan covers certain salaried employees, however,  modifications made to the salaried plan in 2003 limit participation to those eligible employees in the plan at the time of modification and limit the benefits under the plan to those earned to that date.  Annual net periodic pension costs under the plans are determined on an actuarial basis.  The Company’s policy is to fund these costs accrued over 15 years and obligations arising due to plan amendments over the period benefited.  The assets and liabilities are adjusted annually based on actuarial results.  Disclosures regarding the components of net periodic benefit cost and contributions of pension plans are required for interim financial statements and are included below.

Components of Net Periodic Benefit Cost:
	Salaried Employees Plan		Hourly Employees Plan
	Three Month Period Ended June 30,		Three Month Period Ended June 30,
	2007	2006	2007	2006
Service cost	$-	$-	$29	$36
Interest cost	73	69	112	103
Expected return on plan assets	(68)	(63)	(100)	(93)
Amortization of prior service cost	-	-	12	13
Amortization of loss	23	29	62	86
Net periodic benefit cost	$28	$35	$115	$145

	Salaried Employees Plan		Hourly Employees Plan
	Nine Month Period Ended June 30,		Nine Month Period Ended June 30,
	2007	2006	2007	2006
Service cost	$-	$-	$87	$108
Interest cost	219	207	336	309
Expected return on plan assets	(204)	(189)	(300)	(279)
Amortization of prior service cost	-	-	36	39
Amortization of loss	69	87	186	258
Net periodic benefit cost	$84	$105	$345	$435

The Company expects total contributions to its pension plans in fiscal 2007 to be $1,634.  As of June 30, 2007, the Company has made contributions of $1,232.  As a result of the realignment of operations discussed in Note 3, there will be a curtailment of certain pension obligations that will result in a net gain when employees terminate.

The Company also provides health care and life insurance benefits for certain of its retired employees.  These benefits are subject to deductibles, co-payment provisions and other limitations.  Disclosures regarding the components of net periodic benefit cost and contributions of the Company’s post-retirement plan are required for interim financial statements and are included below.  The Company did not make any contributions to the post-retirement plan for the three and nine month periods ended June 30, 2007 and 2006.

Components of Net Periodic Benefit Cost:
	Post-Retirement Plan
	Three Month Period Ended June 30,		Nine Month Period Ended June 30,
	2007	2006	2007	2006
Service cost	$2	$1	$6	$3
Interest cost	55	50	165	150
Amortization	(6)	(7)	(18)	(21)
Net periodic benefit cost	$51	$44	$153	$132

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

Effective October 1, 2005, the remaining obligation under the Agreement is to pay an annual management fee to Dolphin Advisors of $60 until August 1, 2008.

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

Additionally, in the third quarter of fiscal 2007, the Company elected to pay 7% of Mr. Cavanagh’s fiscal 2007 salary in common stock of the Company and issued 989 shares of restricted common stock at $16.98 per share.  Also during the third quarter of fiscal 2007, the Company paid $5 of Dennis E. Bunday’s, Executive Vice President and Chief Financial Officer, and $3 of Mark S. Koenen’s, Vice President of Sales and Marketing, salary in common stock of the Company and issued 294 and 176 shares, respectively, of restricted common stock at $16.98 per share.  During the third quarter of fiscal 2006, the Company elected to pay 7% of Mr. Cavanagh’s fiscal 2006 salary in common stock of the Company and issued 1,306 shares of restricted common stock at $12.86 per share.  Also during the third quarter of fiscal 2006, the Company paid $5 of Mr. Bunday’s salary in common stock of the Company and issued 388 shares of restricted common stock at $12.86 per share.

Note 14. Segment Information

The Company accounts for its segments in accordance with SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information”.  During the three and nine month periods ended June 30, 2007 and 2006, the Company operated in two geographic reportable segments as shown in the table below.

	Three Month Periods Ended June 30,		Nine Month Periods Ended June 30,
	2007	2006	2007	2006
Revenue – External Customers:
United States	$15,487	$19,827	$51,973	$54,663
China	335	71	600	163
	$15,822	$19,898	$52,573	$54,826
Revenue – Intersegments:
United States	$746	$620	$2,090	$1,790
China	1,856	1,160	6,075	2,244
Other	139	74	407	217
Eliminations	(2,741)	(1,854)	(8,572)	(4,251)
	$-	$-	$-	$-
Income before income taxes:
United States	$2,718	$4,179	$9,775	$10,731
China	1	29	42	(127)
Other	24	(155)	(39)	(384)
	$2,743	$4,053	$9,778	$10,220

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

The Company has retained an environmental consulting firm to investigate the extent of the contamination and to determine what, if any, remediation will be required and the associated costs.  During the third quarter of fiscal 2004, the Company entered into the Oregon Department of Environmental Quality’s voluntary clean-up program and during fiscal 2004 the Company established a liability of $950 for this matter.  As of June 30, 2007, this liability has been reduced to $518 to reflect expenditures made to complete portions of the investigation and is recorded in accrued expenses in the accompanying condensed consolidated balance sheet.  The Company has made contribution claims for investigation and remediation costs against both prior operators of the property and a former owner of the property under the Federal Superfund Act and the Oregon Cleanup Law.  The Company believes it also has a contractual right to indemnification from one of the prior operators of the property for a portion of the investigation and remediation costs and has notified the prior operator of this indemnity claim.  The Company is exploring the possibility of cooperative settlement with both prior operators and the prior owner of the property.  The Company intends to pursue legal action against the prior owner and these prior operators if settlements cannot be reached in a reasonable time.  During the second quarter of fiscal 2006, Dana Corporation (“Dana”), a prior owner and operator from whom the Company has a contractual right to indemnification, filed a Chapter 11 bankruptcy petition in the United States Bankruptcy Court for the Southern District of New York.  The Company has filed a proof of Claim against Dana with the Court for the entire cost of the investigation and clean-up.  At this time it is uncertain how this bankruptcy petition will impact the ultimate recovery from Dana, however, the Company has not previously reflected any potential recovery in its consolidated financial statements.  The Company believes that even with a resolution of the claims against the prior operators and owner of the property, the Company will be liable for some portion of the ultimate costs.

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
(Dollars in thousands, except share and per share amounts)

This section summarizes the significant factors affecting our consolidated results of operations, financial condition and liquidity position for the three and nine month periods ended June 30, 2007 and 2006.  This section should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this document.

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

These risks, uncertainties and other factors include, but are not limited to, those set forth under Part II, Item 1A – “Risk Factors” in this report and Item 1 – “Business” and Item 1A – “Risk Factors” in our annual report filed on Form 10-K for the year ended September 30, 2006.  Given these risks and uncertainties, readers are cautioned not to place undue reliance on our forward-looking statements.  All subsequent written and oral forward-looking statements attributable to the Company or to persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.  The forward-looking statements are made as of the date hereof, and except as required by law, we do not intend to update or review any forward-looking statements or to update the reasons why the actual results could differ materially from those projected in the forward-looking statements, whether as a result of new information, future events or otherwise.

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

Stock-Based Compensation Expense

As of October 1, 2006, we adopted SFAS No. 123R, which requires us to measure compensation cost for all outstanding unvested share-based awards, and awards we grant, modify, repurchase or cancel in the future, at fair value and recognize compensation over the requisite service period for awards expected to vest.  The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results differ from our estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised.  We consider many factors when calculating fair value including estimated stock price volatility, expected term and expected forfeitures.  Factors considered in estimating forfeitures include the types of awards, employee class, and historical experience.  Actual results may differ substantially from these estimates.  We recorded $136 and $389 of stock-based compensation expense for the three and nine month periods ended June 30, 2007.  Stock-based compensation expense recorded in the three month period ended June 30, 2007 included $12 in cost of sales, $10 in research and development, $17 in selling and the remaining $97 in administration expense.  Stock-based compensation expense recorded in the nine month period ended June 30, 2007 included $38 in cost of sales, $21 in research and development, $45 in selling and the remaining $285 in administration expense.  For the three and nine month periods ended June 30, 2006, we recorded $102 and $325 of stock-based compensation expense, respectively.  Stock-based compensation expense recorded in the three month period ended June 30, 2006 included $13 in cost of sales, $7 in research and development, $12 in selling and the remaining $70 in administration expense.  Stock-based compensation expense recorded in the nine month period ended June 30, 2006 included $37 in cost of sales, $19 in research and development, $36 in selling and the remaining $233 in administration expense.

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

Results of Operations

Financial Summary
(Dollars in Thousands)

	Three Month Period Ended June 30,			Nine Month Period Ended June 30,
	2007	2006	% Change	2007	2006	% Change
Net sales	$15,822	$19,898	(20.5%)	$52,573	$54,826	(4.1%)
Cost of sales	10,117	12,761	(20.7%)	34,441	35,543	(3.1%)

Gross profit	5,705	7,137	(20.1%)	18,132	19,283	(6.0%)

Research and development	797	898	(11.2%)	2,465	2,560	(3.7%)
Selling	560	522	7.3%	1,653	1,501	10.1%
Administration	1,394	1,235	12.9%	4,049	4,024	0.6%

Realignment of operations	210	269	(21.9%)	643	393	63.6%

Operating income	$2,744	$4,213	(34.9%)	$9,322	$10,805	(13.7%)

As a percentage of net sales:
Cost of sales	63.9%	64.1%		65.5%	64.8%
Gross margin	36.1%	35.9%		34.5%	35.2%
Research and development	5.0%	4.5%		4.7%	4.7%
Selling	3.5%	2.6%		3.1%	2.7%
Administration	8.8%	6.2%		7.7%	7.3%
Realignment of operations	1.3%	1.4%		1.2%	0.7%
Operating income	17.3%	21.2%		17.7%	19.7%

Comparative – Three month periods ended June 30, 2007 and 2006

NM = Not Meaningful
			Percent Change
For the Three Month Period Ended June 30:	2007	2006	2007 to 2006
Net sales	$15,822	$19,898	(20.5%)

Net sales decreased $4,076 in the third quarter of fiscal 2007 compared to the third quarter of fiscal 2006, primarily due to an overall decrease of 31% in sales volumes of electronic throttle control systems in the North American market.  This decrease in net sales was partially offset by a 27% increase in sales volumes in Asia, a 9% increase in Europe and an increase in sales of our pneumatic control systems.  We expect that electronic throttle control sales will increase or decrease in the future in line with changes in heavy truck and transit bus production volumes in the various geographic markets in which we serve and when new product lines are established; however, competitive pricing may continue to reduce per unit pricing.  A change in emissions regulations in the United States effective January 1, 2007 had a negative impact on truck sales in North America during the third quarter of fiscal 2007, and therefore the sales of our products to heavy truck manufacturers in the United States, however, this does not represent a change in our overall penetration of this market.  The published estimates of this decline in North American heavy truck production vary widely, however, it appears that overall truck production volumes in North America in calendar year 2007 will be between 30% and 50% lower than 2006 production volumes.  As this production shift has been attributed to the change in emission standards, it is anticipated that the North American truck production volumes will increase in subsequent years, although potentially not to the 2006 levels.

			Percent Change
For the Three Month Period Ended June 30:	2007	2006	2007 to 2006
Gross profit	$5,705	$7,137	(20.1%)

Gross profit was $5,705, or 36.1% of net sales in the third quarter of 2007, a decrease of $1,432 compared to the gross profit of $7,137, or 35.9% of net sales, in the comparable fiscal 2006 period.

The decrease in gross profit in the third quarter of fiscal 2007 is primarily volume driven as sales of our products were 20.5% lower than last year’s third quarter.  Overhead expenses for the quarter ended June 30, 2007 also increased over the prior year as a result of costs associated with our manufacturing facility in Suzhou, China.  The increase in overhead expense was partially offset by an overall decrease in material costs due to continued efforts in global sourcing and the production of our own internally developed contacting and non-contacting sensors.

			Percent Change
For the Three Month Period Ended June 30:	2007	2006	2007 to 2006
Research and development	$797	$898	(11.2%)

Research and development expenditures for the third fiscal quarter of 2007 decreased $101 when compared to the comparable period in 2006.  The Company’s research and development expenditures will fluctuate based on the products under development at any given point in time.  Overall, we expect research and development expenses to increase slightly over fiscal 2006 levels due to additional new product design projects.

			Percent Change
For the Three Month Period Ended June 30:	2007	2006	2007 to 2006
Selling	$560	$522	7.3%

Selling expenses increased $38 during the three month period ended June 30, 2007 as compared with the three month period ended June 30, 2006 mainly due to expanded selling and marketing efforts in the European and Asian markets implemented during mid fiscal 2006.  We expect that overall our selling expenses will increase in fiscal 2007 as we incur a full year of expenses for the higher activity associated with our expanded sales efforts worldwide.

			Percent Change
For the Three Month Period Ended June 30:	2007	2006	2007 to 2006
Administration	$1,394	$1,235	12.9%

Administration expenses for the three month period ended June 30, 2007 increased $159 when compared with the same period in fiscal 2006.  The increase in administration expense is primarily a result of an increase in legal fees and increased expenses associated with our China manufacturing facility.  Administration expenses also increased during the third quarter of fiscal 2007 as the Company incurred costs to prepare for its initial compliance with the evaluation of internal control requirements of Section 404 of the Sarbanes-Oxley Act.  We will continue to incur expenses associated with becoming compliant with Section 404 of the Sarbanes-Oxley Act in future periods as well as incur costs associated with the audit of the Company’s internal controls, which will increase administrative costs significantly in fiscal 2007.

			Percent Change
For the Three Month Period Ended June 30:	2007	2006	2007 to 2006
Realignment of operations	$210	$269	(21.9%)

The Company recorded expenses of $210 during the third quarter of fiscal 2007 related to its realignment of operations as discussed in Note 3 of the unaudited condensed consolidated financial statements.  The realignment of operations expense for the third quarter of fiscal 2007 decreased $59 compared to the third quarter of fiscal 2006, primarily due to a decrease in employee termination benefits being accrued as employee terminations began to take place during the quarter.  We expect the accrual for employee termination benefits to significantly decrease in future periods, as we anticipate completing the restructuring by the end of calendar year 2007.

			Percent Change
For the Three Month Period Ended June 30:	2007	2006	2007 to 2006
Interest income	$(34)	$(13)	161.5%

Interest expense	$185	$323	(42.7%)

Interest expense decreased $138 in the third quarter of fiscal 2007 as compared to the third quarter of fiscal 2006, primarily due to the reduction of debt levels resulting from the 2006 excess cash flow payment of $1,149 made during the second quarter of fiscal 2007 as discussed in Note 10 to our unaudited condensed consolidated financial statements, and due to our regularly scheduled debt payments each quarter.  We paid down additional term debt in excess of our normal quarterly payment at the end of the third quarter of fiscal 2007, which will have a significant impact in decreasing interest expense expected to be incurred in future periods.

			Percent Change
For the Three Month Period Ended June 30:	2007	2006	2007 to 2006
Other income	$(150)	$(151)	0.7%

Other income remained relatively constant during the third quarter of fiscal 2007 compared to same period in fiscal 2006.  Included in other income during the three months ended June 30, 2007 is a gain of $37, for the reversal of old accounts payable related to closed insolvent subsidiaries of the Company as discussed in Note 9 of the unaudited condensed consolidated financial statements compared to a gain of $161 during the three months ended June 30, 2006.  Also included in the quarter ended June 30, 2007, is a gain of $70 related to the disposal of certain fixed assets.

			Percent Change
For the Three Month Period Ended June 30:	2007	2006	2007 to 2006
Income tax expense	$919	$1,285	(28.5%)

Tax expense reflects an effective tax rate of 33.5% for the three month period ended June 30, 2007 compared to an effective tax rate of 31.7% for the comparable three month period in fiscal 2006.

Comparative – Nine month periods ended June 30, 2007 and 2006

NM = Not Meaningful
			Percent Change
For the Nine month Period Ended June 30:	2007	2006	2007 to 2006
Net sales	$52,573	$54,826	(4.1%)

Net sales decreased $2,253 in the first nine months of fiscal 2007 compared to the first nine months of fiscal 2006, primarily due to an overall decrease of 10% in sales volumes of electronic throttle control systems in the North American market.  Decreases in North American sales volumes were partially offset by increases of 17% and 18%, respectively, in sales volumes in the European and Asian markets, and to a lesser extent increases in sales of our pneumatic control systems.  We expect that electronic throttle control sales will increase or decrease in the future in line with changes in heavy truck and transit bus production volumes in the various geographic markets in which we serve and when new product lines are established; however, competitive pricing may continue to reduce per unit pricing.  A change in emissions regulations in the United States effective January 1, 2007 had a negative impact on truck sales in North America during the second and third quarters of fiscal 2007, and therefore on the sales of our products to heavy truck manufacturers in the United States, however, this does not represent a change in our overall penetration of this market.  The published estimates of this decline in North American heavy truck production vary widely, however, it appears that overall truck production volumes in North America in calendar year 2007 will be between 30% and 50% lower than 2006 production volumes.  As this production shift has been attributed to the change in emission standards, it is anticipated that the North American truck production volumes will increase in subsequent years, although potentially not to the 2006 levels.
			Percent Change
For the Nine month Period Ended June 30:	2007	2006	2007 to 2006
Gross profit	$18,132	$19,283	(6.0%)

Gross profit was $18,132, or 34.5% of net sales in the first nine months of 2007, a decrease of $1,151 compared to gross profit of $19,283, or 35.2% of net sales, in the comparable fiscal 2006 period.

The decrease in gross profit in fiscal 2007 is primarily driven by a 4.1% decrease in sales of electronic throttle and pneumatic control systems to heavy truck and transit bus customers.  In addition, the Company recorded an increase in warranty liability of $239 during the nine months ended June 30, 2007, as compared to a reduction in warranty liability of $184 during the nine months ended June 30, 2006, as noted in Note 11 to our unaudited condensed consolidated financial statements.  Gross profit was positively impacted by an overall decrease in material costs due to continued efforts in global sourcing and the production of our own internally developed contacting and non-contacting sensors.

			Percent Change
For the Nine month Period Ended June 30:	2007	2006	2007 to 2006
Research and development	$2,465	$2,560	(3.7%)

Research and development expenses were relatively unchanged for the first nine months of fiscal 2007 compared to the first nine months of fiscal 2006.  The Company’s research and development expenditures will fluctuate based on the products under development at any given point in time.  Overall, we expect fiscal 2007 research and development expenses to slightly increase over fiscal 2006 levels due to additional new product design projects.

			Percent Change
For the Nine month Period Ended June 30:	2007	2006	2007 to 2006
Selling	$1,653	$1,501	10.1%

Selling expenses increased $152 for the nine month period ended June 30, 2007 as compared with the nine month period ended June 30, 2006 mainly due to expanded selling and marketing efforts in the European and Asian markets implemented during mid fiscal 2006.  We expect that overall our selling expenses will increase in fiscal 2007 as we incur a full year of expenses for the higher activity associated with our expanded sales efforts worldwide.

			Percent Change
For the Nine month Period Ended June 30:	2007	2006	2007 to 2006
Administration	$4,049	$4,024	0.6%

Administration expenses for the first nine months of fiscal 2007 remained relatively unchanged when compared to the same period in fiscal 2006.  Administration expenses for fiscal 2007 include a decrease in legal fees associated with the class action lawsuit discussed in Note 15 to our unaudited condensed consolidated financial statements which are primarily offset by increases in other legal costs and expenses associated with our China manufacturing facility.  Administration expenses also increased during the first nine months of fiscal 2007 as the Company incurred costs to prepare for its initial compliance with the evaluation of internal control requirements of Section 404 of the Sarbanes-Oxley Act.  We will continue to incur expenses associated with becoming compliant with Section 404 of the Sarbanes-Oxley Act in future periods as well as incur costs associated with the audit of the Company’s internal controls, which will increase administrative costs significantly in fiscal 2007.

			Percent Change
For the Nine month Period Ended June 30:	2007	2006	2007 to 2006
Realignment of operations	$643	$393	63.6%

The Company recorded expenses of $643 during the first nine months of fiscal 2007 related to its realignment of operations as discussed in Note 3 of the unaudited condensed consolidated financial statements.  The realignment of operations expense for the first nine months of fiscal 2007 increased $250 compared to the first nine months of fiscal 2006, primarily due to $350 in employee termination benefits being accrued during the first nine months of fiscal 2007.  We expect the accrual for employee termination benefits to significantly decrease in future periods, as we anticipate completing the restructuring by the end of calendar year 2007.

			Percent Change
For the Nine month Period Ended June 30:	2007	2006	2007 to 2006
Interest income	$(95)	$(53)	79.2%

Interest expense	$651	$955	(31.8%)

Interest expense decreased $304 in the first nine months of fiscal 2007 as compared to the same period in fiscal 2006 due to reductions in debt levels, partially offset by higher overall interest rates.  We expect interest expense to continue to decrease in fiscal 2007 when compared to fiscal 2006 due to the continued reduction of debt levels resulting from scheduled debt payments each quarter.  We paid down additional term debt in excess of our normal quarterly payment at the end of the third quarter of fiscal 2007, which will have a significant impact in decreasing interest expense expected to be incurred in future periods.

			Percent Change
For the Nine month Period Ended June 30:	2007	2006	2007 to 2006
Other income	$(1,012)	$(317)	NM

The increase in other income is primarily due to recording a gain of $877 during the nine months ended June 30, 2007 compared to a gain of $339 during the nine months ended June 30, 2006, for the reversal of old accounts payable related to closed insolvent subsidiaries of the Company as discussed in Note 9 of the unaudited condensed consolidated financials statements.  Also included in the nine months ended June 30, 2007, is a gain of $71 related to the disposal of certain fixed assets.

			Percent Change
For the Nine month Period Ended June 30:	2007	2006	2007 to 2006
Income tax expense	$3,357	$3,486	(3.7%)

Tax expense reflects an effective tax rate of 34.3% for the first nine months of fiscal 2007 compared to an effective tax rate of 34.1% for the comparable period in fiscal 2006.  In December 2006 the research credit for 2006 was reinstated by Congress and included in tax expense for the first nine months of fiscal 2007 was a research credit of $71 related to fiscal 2006

The Company was in a net operating loss carry-forward position during fiscal 2005.  We utilized the remainder of our federal operating loss carry-forwards in the first quarter of fiscal 2006.

Financial Condition, Liquidity and Capital Resources

Cash generated by operating activities was $6,478 for the first nine months of fiscal 2007, an increase of $2,465 from the cash generated by operating activities of $4,013 during the first nine months of fiscal 2006.  Net income plus non-cash charges for depreciation and stock based compensation contributed $8,286 in the first nine months of fiscal 2007 and $8,086 in the first nine months fiscal 2006.  Additionally in the first nine months of fiscal 2007, cash from operations included a $139 change in deferred taxes related to recording the tax effect for nonqualified stock options.  Cash from operations for the first nine months of fiscal 2006 included a $760 utilization of a deferred tax provision.

Changes in working capital items used cash of $1,598 in the first nine months of fiscal 2007 and $4,837 in the first nine months of 2006.  Timing of collections on receivables and sales levels generated cash of $1,485 in the first nine months of fiscal 2007 compared with an increase of $738 of receivables in the same period of fiscal 2006.  Cash was used to increase inventory levels in the first nine months of fiscal 2006 and throughout the first half of fiscal 2007 to facilitate switching of suppliers to lower cost suppliers, primarily in China, our realignment efforts and to support increasing operations in our Suzhou, China manufacturing facility.  We expect that inventory levels reached their maximum levels at the end of the second quarter of fiscal 2007 and as supplier switching and the realignment are completed, inventory will decline later in fiscal 2007 to levels lower than at the end of fiscal 2006.  Accounts payable and accrued expenses decreased in the first nine months of fiscal 2007 partially due to the Company being judicially released from and writing off $877 of old accounts payable as discussed in Note 9 of the unaudited condensed consolidated financial statements.  Cash flows from operations for the nine month period ended June 30, 2007 also included payments to our pension plans of $1,232.  For the nine months ended June 30, 2006, we contributed $1,031 to our pension plans.  We believe we will continue to generate positive cash from continuing operations due to our improved results of operations.

Cash used in investing activities was $1,611 for the nine month period ended June 30, 2007 and was comprised of purchases of property, plant and equipment of $1,693 partially offset by $82 in proceeds from the sale of assets.  For the nine month period ended June 30, 2006, cash used in investing activities was $1,734 and was comprised solely of purchases of property, plant and equipment.  We expect our cash use for investing activities to increase throughout the fiscal year as we continue to make purchases of capital equipment.

Cash used in financing activities was $4,342 for the nine month period ended June 30, 2007, compared to cash used in financing activities of $6,361 for the nine month period ended June 30, 2006.  The use of cash for financing activities for the first nine months of fiscal 2007 primarily relates to the payment of $1,149 related to the excess cash flow requirement of our loan agreement with Merrill Lynch, scheduled quarterly debt payments on our Merrill Lynch term loan and an additional term loan payment at the end of the third quarter of fiscal 2007.  The use of cash for financing activities for the first nine months of fiscal 2006 primarily relates to the repurchase of common stock from AIP of $3,200, scheduled quarterly debt payments and a $2,074 excess cash flow payment related to our Merrill Lynch term loan

Contractual Obligations as of June 30, 2007

At June 30, 2007, our contractual obligations consisted of bank debt, operating lease obligations, a service agreement and a license agreement.  We do not have any material letters of credit, or debt guarantees outstanding at June 30, 2007.  During the first quarter of fiscal 2007, we entered into a purchase commitment to purchase inventory from one vendor during the fiscal year totaling $1,504.

Maturities of these contractual obligations consist of the following:

	Payments due by period
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Term loan	$3,991	$1,774	$2,217	$-	$-
Operating leases	2,265	544	1,296	425	-
MMT license - minimum royalties	433	93	140	150	50
Management Services Agreement	60	60	-	-	-
	$6,749	$2,471	$3,653	$575	$50

Certain liabilities, including those related to our pension and post-retirement benefit plans, are reported in the accompanying condensed consolidated balance sheets but are not reflected in the table above due to the absence of stated maturities.  The Company has net obligations at June 30, 2007 related to its pension plans and post-retirement medical plan of $2,643 and $3,180, respectively.  The Company funded $1,232 to its pension plans during the first nine months of fiscal 2007 compared to $1,031 during the first nine months of fiscal 2006.  We expect to make payments to our pension plans of $402 throughout the rest of fiscal 2007.

At June 30, 2007, we had $8,000 available under our revolving credit facility with Merrill Lynch plus cash and cash equivalents of $3,055.  We believe these resources, when combined with cash provided by operations, will be sufficient to meet our working capital needs on a short-term and long-term basis.

Included in the accompanying consolidated balance sheet is approximately $167 of accounts payable related to closed insolvent subsidiaries of the Company.  In accordance with SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” a debtor can only relieve itself of a liability if it has been extinguished.  A liability is considered extinguished if (a) the debtor pays the creditor and is relieved of its obligation for the liability or (b) the debtor is legally released from being the primary obligor under the liability, either judicially or by the creditor.  During the three and nine month periods ended June 30, 2007, the Company was judicially released from and reversed $37 and $877, respectively, of old accounts payable related to closed insolvent subsidiaries of the Company resulting in a gain, which has been recorded in other (income) expense in the accompanying condensed consolidated statements of operations.  During the three and nine month periods ended June 30, 2006, the Company was judicially released from and reversed $161 and $339, respectively.  The Company expects to reverse amounts in future periods based on the recognition of the liabilities being judicially released in accordance with SFAS No. 140 of $12 remaining in fiscal 2007; $90 in fiscal 2010; and $65 in fiscal 2011.

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

▪
As of June 30, 2007, the outstanding balance on the term loan was $3,991 and there was no balance on the revolving loan.  The effective annual interest rate on the term loan was 10.1% as of June 30, 2007.  The Company does not believe that a hypothetical 10% change in end of the period interest rates or changes in future interest rates on these variable rate obligations would have a material effect on its financial position, results of operations, or cash flows.  The Company has not hedged its exposure to interest rate fluctuations.

Foreign Currency Risk:

▪
We sell our products to customers in the heavy truck, transit bus and off-road equipment industries.  For the nine month periods ended June 30, 2007 and 2006, the Company had foreign sales of approximately 40% and 35% of net sales, respectively.  All worldwide sales in the first nine months of fiscal 2007 and 2006, with the exception of $600 and $163, respectively, were denominated in U.S. dollars.  During fiscal 2005, we established a manufacturing facility in Suzhou, China and we opened sales offices in Shanghai, China and Ismaning (which is near Munich), Germany.  The Company does not believe that changes in future exchange rates would have a material effect on its financial position, results of operations, or cash flows as the majority of its foreign sales transactions are currently denominated in US dollars and the investments in China and Germany are relatively small at this time in relation to our United States operations.  As a result, the Company has not entered into forward exchange or option contracts for transactions to hedge against foreign currency risk.  The Company will continue to assess its foreign currency risk as its international operations and sales increase.

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

There have been no significant changes in risk factors for the quarter ended June 30, 2007.  See the information set forth in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2006.

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
Certificate of Amendment to Certificate of Incorporation of the Registrant, dated March 2, 2006. (Incorporated by reference to Exhibit 3.01 (e) to the Registrant’s quarterly report on Form 10-Q for the quarter ended December 31, 2006)

3.02
Restated By-Laws of the Registrant, as amended July 1, 2002. (Incorporated by reference to Exhibit 3.6 to the Registrant’s quarterly report on Form 10-Q, Commission File No. 000-18083, for the quarter ended June 30, 2002)

4.01
Specimen Unit Certificate (including Specimen Certificate for shares of Common Stock and Specimen Certificate for the Warrants). (Incorporated by reference to Exhibits 1.1 and 1.2 to the Registrant’s Registration Statement on Form 8-A, Commission File No. 000-18083, filed with the Commission on November 1, 1989)

4.02
Certificate to Provide for the Designation, Preferences, Rights, Qualifications, Limitations or Restrictions Thereof, of the Series A Preferred Stock, 7 1/2% Redeemable Convertible Series (Incorporated by reference to Exhibit 3.1 to the Registrant’s quarterly report on Form 10-Q, Commission File No. 000-18083,  for the quarter ended March 31, 1998)

4.03
Certificate to Provide for the Designation, Preferences, Rights, Qualifications, Limitations or Restrictions Thereof, of the Series A-1 Preferred Stock, Non-Redeemable Convertible Series. (Incorporated by reference to Exhibit 3.3 to the Registrant’s quarterly report on Form 10-Q, Commission File No. 000-18083,  for the quarter ended June 30, 2002)

4.04
Certificate to Provide for the Designation, Preferences, Rights, Qualifications, Limitations or Restrictions Thereof, of the Series B Preferred Stock, 15% Redeemable Convertible Series (Incorporated by reference to Exhibit (d)(v) to the Schedule TO-I/A, Commission File No. 000-18083, filed on July 5, 2002)

4.05	Certificate of Elimination for Mandatory Preferred Stock (Incorporated by reference to Exhibit (d)(vi) to the Schedule TO-I/A, Commission File No. 000-18083, filed on July 5, 2002)

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

WILLIAMS CONTROLS, INC.

Date: August 10, 2007	/s/ PATRICK W. CAVANAGH
Patrick W. Cavanagh
President and Chief Executive Officer

Date: August 10, 2007	/s/ DENNIS E. BUNDAY
Dennis E. Bunday
Chief Financial Officer