Form 10-K
period 2007-09-30
WILLIAMS CONTROLS INC
filed 2007-12-14
CIK 854860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
__________________

FORM 10-K

(Mark One)
[ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 2007

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number 0-18083
__________________

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
Common Stock ($.01 par value)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [   ] No [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [   ] No [ X ]

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
Large accelerated filer [ ]	Accelerated filer [ X ]	Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)      Yes [   ] No [ X ]

The aggregate market value of voting common shares (based upon the closing price of the shares as reported on the NASDAQ Global Market) of Williams Controls, Inc. held by non-affiliates was approximately $91,819,426 as of March 31, 2007.

As of December 1, 2007, there were 7,511,647 shares of Common Stock outstanding.

Documents Incorporated by Reference

The Registrant has incorporated by reference into Part II and Part III of this Form 10-K portions of its
Proxy Statement for the Annual Meeting of Stockholders to be held February 27, 2008.

Williams Controls, Inc.

Index to 2007 Form 10-K

		Page
Part I
Item 1.	Business	4-8
Item 1A.	Risk Factors	9-11
Item 1B.	Unresolved Staff Comments	11
Item 2.	Properties	11
Item 3.	Legal Proceedings	11-12
Item 4.	Submission of Matters to a Vote of Security Holders	12

Part II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	13
Item 6.	Selected Financial Data	13
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14-23
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	23
Item 8.	Financial Statements and Supplementary Data	24
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	55
Item 9A.	Controls and Procedures	55
Item 9B.	Other Information	55

Part III
Item 10.	Directors and Executive Officers of the Registrant	56
Item 11.	Executive Compensation	56
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	56
Item 13.	Certain Relationships and Related Transactions	56
Item 14.	Principal Accountant Fees and Services	56

Part IV
Item 15.	Exhibits and Financial Statement Schedules	57

Signatures		58

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

     In 2005 we began production of electronic sensors for use in our electronic throttle control systems. In addition to internal use, we also have the capability of selling sensors as separate product lines. Electronic sensors are a significant component of our electronic throttle controls. Prior to 2005, we purchased contacting sensors for use in our heavy truck, transit bus and off-road product lines from third parties. The two principal sensor technologies are contacting and non-contacting. In fiscal 2005 we began developing sensors for use in our products. As part of our sensor development strategy, we obtained a license to use certain non-contacting sensor technology from Moving Magnet Technology S.A.. In the second half of fiscal 2006 we began serial production of both contacting and non-contacting sensors. During 2006 and 2007, we converted a majority of our sensor usage to our internally produced sensors.

     Adjustable foot pedals are devices which move the throttle, brake and, if applicable, the clutch pedal, closer or further away from the vehicle driver to compensate for driver heights. We have a licensing agreement for an adjustable pedal technology, which allows us to sell adjustable pedals in the medium and heavy truck and transit bus markets. We consider adjustable foot pedals to be a value added addition to our primary electronic throttle control product line. During the year ended September 30, 2006, we sold our first adjustable pedal units. We expect sales of these products to continue to grow throughout fiscal 2008 and beyond.

     During the year ended September 30, 2007, we sold approximately 59% of our products in the United States, 12% to Canada and Mexico for vehicles that are in part produced for the United States market, and approximately 29% to other international markets. We sell the majority of our products directly to large heavy truck, transit bus and off-road original equipment manufacturers worldwide. Our largest customers include The Volvo Group, Paccar, Inc., Freightliner, LLC, Navistar International Corporation, Caterpillar, Inc., and Hyundai Motor, Co. We also sell our products through a network of independent distributors and representatives, which sell to smaller original equipment manufacturers and to truck and bus owners as replacement parts.

     Prior to 2005, all of our products were produced in, and sold from, our Portland, Oregon facility. To better address existing and developing international heavy truck, transit bus and off-road markets, during fiscal 2005 we established a manufacturing facility in Suzhou, China and opened sales offices in Shanghai, China and Ismaning (which is near Munich), Germany. In 2006, we entered into an exclusive distributor representative relationship to market and sell our products into the Indian market.

     While we believe we are the leader in the market for electronic throttle control systems for heavy trucks, transit busses and off-road equipment, the markets for our products are highly competitive worldwide. Certain of our competitors have substantial financial resources and significant technological capabilities. While our Suzhou, China manufacturing facility enables us to serve developing international markets, we believe this facility also enables us to compete more effectively in all of the markets, including domestic markets, we serve. We work closely with our existing and potential customers to design and develop new products and adapt existing products to new applications, and to improve the performance, reliability and cost-effectiveness of our products.

Realignment of Operations

     During the second quarter of fiscal year 2006, the Company initiated a plan for realignment (“the plan”) of its Portland, Oregon manufacturing operations as part of ongoing efforts to focus on its core product competencies and improve its global competitiveness. The plan was completed in fiscal 2007. The plan consisted of outsourcing all of the Company’s die casting and machining operations to high-quality suppliers, primarily in Asia, and relocating of the Company’s assembly operations for the majority of its pneumatic products to its manufacturing facility in Suzhou, China. In conjunction with the realignment, the Company eliminated 50 hourly and 2 salaried positions from its Portland, Oregon facility during fiscal 2007. As part of the plan, the Company incurred a one-time termination benefit in relation to those employees affected by the plan.

     The total costs of the plan were approximately $1.5 million and include costs related to hourly and salaried termination benefits of $605; supplier and parts qualification of $100; refurbishment of tools of $150; accelerated depreciation on certain assets of $240; and general administrative and other costs of $400. Certain of these costs are classified in financial statement line items other than realignment of operations expense. The Company recorded realignment expenses of $737 and $582, respectively, for the twelve month periods ended September 30, 2007 and 2006, which were recorded in operating expenses in the accompanying consolidated statements of operations.

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

     When choosing among competing electronic throttle control systems, we believe purchasers of these systems focus on price, quality, value added engineering and reputation. In addition, we believe attainment of the TS 16949 quality certification and the ISO 14001 Environmental Management System certification are critical to qualifying as a supplier. Our two manufacturing facilities in Portland and Suzhou have attained the TS 16949 and ISO 14001 certifications and our entire product line is produced using these standards.

Marketing and Distribution

     We sell our products to customers primarily in the heavy truck, transit bus and off-road equipment industries. For the years ended September 30, 2007, 2006 and 2005, The Volvo Group accounted for 17%, 16% and 18%, Paccar, Inc. accounted for 14%, 17% and 17%, Freightliner, LLC accounted for 13%, 17% and 18%, Navistar International Corporation accounted for 6%, 8% and 7% and Caterpillar, Inc. accounted for 6%, 5% and 5%, of net sales from continuing operations, respectively. Approximately 41%, 36% and 35% of net sales in fiscal 2007, 2006 and 2005 respectively, were to customers outside of the United States, primarily in Canada, Belgium, Sweden, Mexico and Korea, and, to a lesser extent, in other European countries, South America, Pacific Rim nations and Australia. We market our products from our sales facilities in Portland, Oregon, Shanghai, China, Ismaning (Munich), Germany and through distributor networks.

     In fiscal 2007, 2006 and 2005, approximately 84% of our sales were from sales of electronic throttle controls, with the remainder being sales of pneumatic control systems.

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

     The soil and groundwater at our Portland, Oregon facility contain certain contaminants, which were deposited from approximately 1968 through 1995. Some of this contamination has migrated offsite to neighboring properties. We have retained an environmental consulting firm to investigate the extent of the contamination and to determine what remediation will be required and the associated costs. During fiscal 2004, we entered into the Oregon Department of Environmental Quality’s voluntary clean-up program and during fiscal 2004 we established a liability of $950 for this matter. At September 30, 2007, we recorded an additional liability of $546 based on remaining cost estimates determined by our environmental consulting firm. As of September 30, 2007, the total liability recorded is $1,046 (and excludes any potential claim recovery as discussed below) and is recorded in accrued expenses in the consolidated balance sheets. We have asserted a contractual indemnity claim against Dana Corporation (“Dana”), from which we acquired the property, and contribution claims against other prior owners of the property as well as businesses previously located on the property (including Blount, Inc. (“Blount”) under the Federal Superfund Act and the Oregon Cleanup Law. Dana is subject to a pending bankruptcy petition. On November 20, 2007, the Company and Blount executed a settlement agreement with Dana with respect to these claims. Dana is submitting the settlement agreement to the bankruptcy court for approval; the settlement agreement also is contingent on the court’s approval of Dana’s proposed plan of reorganization in substantially the form described in Dana’s disclosure statement in effect as of this same date. If the settlement agreement is approved by the bankruptcy court and the plan of reorganization is approved, Blount will be obligated to pay us $625 and the Company’s claim against Dana will be allowed as an unsecured general creditor’s claim in the amount of $750. We anticipate the claim will be discounted and paid primarily in stock in the reorganized corporation, all in accordance with Dana’s plan of reorganization. At this time we are not able to reasonably estimate the net amount we may be able to realize from this unsecured claim.

     We believe that even with a resolution of the claims against the prior operators and owner of the property, we will be liable for some portion of the ultimate costs.

Government Regulation

     Our vehicle component products must comply with the National Traffic and Motor Vehicle Safety Act of 1966, as amended, and regulations promulgated there under, which are administered by the National Highway Traffic Safety Administration (“NHTSA”). If, after an investigation, NHTSA finds that we are not in compliance with any of its standards or regulations, among other things, it may require that we recall products found not to be in compliance, and repair or replace such products. During fiscal 2007, we had no product recalls. We are not aware of any instances of non-compliance with the statute and applicable regulations.

Product Research and Development

     We conduct engineering, research and development and quality control activities to maintain and improve the performance, reliability and cost-effectiveness of our products. Our engineering staff works closely with our customers to design and develop new products and to adapt existing products for new applications. During fiscal 2007, 2006 and 2005, the Company spent $3,145, $3,412 and $3,233, respectively, on these activities. We anticipate that these expenses may increase with expansion into markets and new products.

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

     During fiscal 2003 the Company obtained a license agreement for use in our adjustable pedal product lines. This initial agreement was for an initial period of three years and contained provisions to be subsequently renewed annually if certain sales thresholds were met. The Company met the sales thresholds effective July 2006 and 2007, therefore the agreement is currently extended through July 2008. The Company is obligated to make royalty payments based on the number of units it sells. During the years ended September 30, 2007 and 2006, we sold adjustable pedals and recorded an accrual for royalties related to these sales of $6 and $4, respectively. No adjustable pedals were sold prior to fiscal 2006. Additionally, the initial license payments of $200 that were capitalized will be amortized based on the projection of units sold over the next five years. Based on these projections, the Company anticipates amortizing five and a half dollars for every adjustable pedal sold. During the years ended September 30, 2007 and 2006, we amortized approximately $11 and $3, respectively, related to the number of units sold. We have focused additional resources in the adjustable pedal market and we expect sales of these products to continue to grow.

     Additionally, as part of the sale of the our passenger car and light truck product lines to Teleflex Incorporated on September 30, 2003, we obtained the right to use certain of Teleflex’s adjustable pedal patents in exchange for Teleflex receiving licenses for certain of our patents.

     In fiscal 2005, we entered into an agreement with Moving Magnet Technology SA (“MMT”) to license non-contacting Hall effect sensor technology. We intend to use this license to internally produce non-contacting sensors for use in our electronic throttle controls. The initial licensing fee of $140 was paid and capitalized during fiscal 2005. We are amortizing this license fee over a five year period commencing during the first quarter of fiscal 2006. For the years ended September 30, 2007 and 2006, we amortized $28 and $23, respectively, of this initial licensing fee. In addition, we will make royalty payments based on the number of units sold, which includes minimum yearly royalties beginning in year three of this agreement. During the years ended September 30, 2007 and 2006, we recorded royalty payments of $134 and $9, respectively, related to units sold during those periods. We capitalized, as part of the license fee, $229 which is equal to the present value of the minimum royalty payment obligation. This agreement is for a period of ten years and is renewed annually based on written mutual agreement. This agreement may be terminated by the licensor after four years if certain sales thresholds are not met.

Raw Materials; Reliance on Single Source Suppliers

     We produce certain of our products from raw materials, including brass, aluminum, steel, plastic, rubber and zinc, which currently are widely available at reasonable terms, but are subject to volatility of prices due to fluctuations in the commodity markets. We manufacture certain foot pedals using a contact position sensor manufactured for Caterpillar, Inc., by a third party sensor manufacturer, which is used exclusively on Caterpillar engines. Caterpillar supplies this sensor and requires that its sensor be used on all Caterpillar engines; therefore, we do not consider the Caterpillar sensor supply to be at risk. We purchase other component parts from suppliers, none of which is considered a single source supplier. Although these suppliers have been able to meet our needs on a timely basis, and appear to be willing to continue being suppliers, there is no assurance that a disruption in a supplier’s business, such as a strike, would not disrupt the supply of a component.

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

Employees

     Our employees engaged in the manufacturing and vehicle components in the Portland, Oregon facility are represented by the International Union, United Automobile Workers of America and Amalgamated Local 492. The current five-year labor agreement expires on August 31, 2008. As of September 30, 2007, we employed a total of 49 people pursuant to this labor agreement. As of September 30, 2007, we employed approximately 90 non-union employees in our Portland, Oregon facility, of which approximately 16 were engaged in manufacturing and approximately 74 were engaged in sales, engineering and administrative functions. As of September 30, 2007, we employed 101 employees in China, of which approximately 74 were engaged in manufacturing and approximately 27 engaged in administrative functions. We also employed 2 employees in Europe as of September 30, 2007.

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

     A significant portion of our revenues historically have been derived from a limited number of customers. For the years ended September 30, 2007, 2006 and 2005, The Volvo Group accounted for 17%, 16% and 18%, Paccar, Inc. accounted for 14%, 17% and 17%, Freightliner, LLC accounted for 13%, 17% and 18%, Navistar International Corporation accounted for 6%, 8% and 7% and Caterpillar, Inc. accounted for 6%, 5% and 5%, of net sales from continuing operations, respectively. The loss of any significant customer would adversely affect our revenues and stockholder value.

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

     A significant portion of our products are used on heavy trucks and transit busses. If our products are not properly designed or built and/or personal injuries are sustained as a result of our equipment, we could be subject to claims for damages based on theories of product liability and other legal theories. We maintain liability insurance for these risks; however, the costs and resources to defend such claims could be substantial, and if such claims are successful, we could be responsible for paying some or all of the damages. Also, our reputation could be adversely affected, regardless of whether such claims are successful. Any of these results would adversely affect our profit margins, results from operations and stockholder value. We are currently named as a co-defendant in a product liability case that seeks class action. Refer to ITEM 3 – LEGAL PROCEEDINGS.

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

     The soil and groundwater at our Portland, Oregon facility contain certain contaminants. Some of this contamination has migrated offsite to neighboring properties and potentially to other properties. We have retained an environmental consulting firm to investigate the extent of the contamination and to determine what, if any, remediation will be required and the associated costs. During the third quarter of fiscal 2004, we entered the Oregon Department of Environmental Quality’s voluntary clean-up program and during fiscal 2004 we established a liability of $950 for this matter. At September 30, 2007, we recorded an additional liability of $546 and as of September 30, 2007, this liability totaled $1,046. Our overall costs could exceed this liability, which could adversely affect our profit margins, results from operations and stockholder value.

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

     We sell products in Canada, Belgium, Sweden, Mexico, South America, the Pacific Rim nations, Australia, China and certain European nations, purchase components from suppliers in China and Europe, have a manufacturing and sales operation in China, and a sales and technical center in Germany. For the years ended September 30, 2007, 2006 and 2005, foreign sales were approximately 41%, 36%, and 35% of net sales, respectively. Although currently virtually all of our sales and purchases are made in U.S. dollars, we anticipate that over time more of our purchases of component parts and sales of our products will be denominated in foreign currencies. We do not presently engage in any hedging of foreign currency risk. In the future, our operations in the foreign markets will likely become subject to fluctuations in currency values between the U.S. dollar and the currency of the foreign markets. Our results from operations and stockholder value could be adversely affected if currency of any of the foreign markets increases in value relative to the U.S. dollar.

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

     Economic and political instability may increase in the future in foreign markets. Such instability may make it more difficult to do business in those countries, may make it more expensive to do so and could disrupt supplies of components into our Portland or Suzhou facilities. If our operations were nationalized by the government of China, this could cause us to write off the value of our operations in such foreign markets and eliminate revenues generated by such operations. Any of these results could result in onetime charges or increased expenses as well as lower revenues, which would adversely affect our results of operations and harm stockholder value.

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

     We lease approximately 63,000 square feet in Suzhou, China for our Williams Controls Asia operation, approximately 500 square feet for our Shanghai, China sales office, and approximately 1,600 square feet for our Williams Controls Europe operation. We believe that these facilities will be adequate to meet our existing needs and our needs for the foreseeable future.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     Effective October 9, 2006, our common stock is quoted on the NASDAQ Global Market under the symbol “WMCO.” Prior to this date, our common stock was quoted on the over the counter bulletin board (“OTC Bulletin Board”) under the symbol “WCON.”

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

	2007		2006
	High	Low	High	Low
First Quarter	$14.94	$12.70	$11.58	$7.80
Second Quarter	$17.71	$14.30	$14.10	$10.08
Third Quarter	$17.96	$16.25	$13.24	$11.06
Fourth Quarter	$18.05	$16.57	$12.67	$11.87

     There were 319 record holders of our common stock as of December 1, 2007. We have never paid a dividend with respect to our common stock and currently have no plans to pay a dividend on our common stock.

ITEM 6. SELECTED FINANCIAL DATA (Dollars in thousands - except per share amounts)

Consolidated Statement of Operations Data:	Year ended September 30
	2007	2006	2005	2004 (1)	2003 (2)
Net sales from continuing operations	$68,924	$74,634	$67,416	$58,050	$51,302
Net income (loss) from continuing operations	7,937	9,549	7,495	(3,880)	1,044
Net income (loss)	7,937	9,549	7,495	(4,058)	936
Income (loss) from continuing operations – basic	1.06	1.29	0.96	(1.06)	(0.30)
Income (loss) from continuing operations – diluted	1.03	1.25	0.94	(1.06)	(0.30)
Net income (loss) per common share – basic	1.06	1.29	0.96	(1.11)	(0.30)
Net income (loss) per common share – diluted	1.03	1.25	0.94	(1.11)	(0.30)
Cash dividends per common share	-	-	-	-	-

Consolidated Balance Sheet Data:	September 30
	2007	2006	2005	2004 (1)	2003 (2)
Current Assets	$21,266	$24,037	$20,138	$17,282	$18,684
Current Liabilities	10,082	17,697	17,616	13,747	17,481
Working Capital	11,184	6,340	2,522	3,535	1,203
Total Assets	32,303	35,749	33,505	31,125	24,907
Long-Term Liabilities	5,052	9,790	15,308	24,413	24,569
Stockholders’ Equity (deficit)	17,169	8,262	581	(7,035)	(17,143)

(1)	The 2004 data includes a loss on extinguishment of debt of $19,770, a loss of $178 from discontinued operations, a gain of $209 from the settlement of a sales tax obligation of Aptek and a $210 gain from the extinguishment of old outstanding accounts payable balances of various insolvent subsidiaries.

(2)	The 2003 data includes a gain on a settlement with a customer of $951 and a net loss of $108 from discontinued operations. In 2003, the Company adopted Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (SFAS No. 150). In accordance with SFAS No. 150, the redeemable preferred stock of $16,072 at September 30, 2003 is included in long-term liabilities.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands – except share and per share amounts)

     This section summarizes the significant factors affecting our consolidated results of operations, financial condition and liquidity position for the three year period ended September 30, 2007. This section should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this document. Statements in this report that relate to future results and events are based on our current expectations. Actual results in future periods may differ materially from those currently expected or desired because of a number of risks and uncertainties. For a discussion of factors affecting our business, see “ITEM 1 – BUSINESS” in this Annual Report on Form 10-K.

Overview

     During fiscal 2007, we saw our net sales decrease $5,710 or 7.7% primarily due to new emission standards for the NAFTA market that went into effect January 1, 2007. Our NAFTA sales during fiscal 2007 decreased approximately 15% from the prior year. Offsetting the reduction in sales for NAFTA, we saw significant increases in sales in fiscal 2007 to the European and Asian markets of 15% each over fiscal 2006 levels. For the year ended September 30, 2007, we sold approximately 59% of our products in the United States, 12% to Canada and Mexico for vehicles that are in part produced for the United States market and approximately 29% to other international markets. In fiscal 2006, approximately 64% of our products were sold in the United States, 14% were sold to Canada and Mexico for vehicles that are in part produced for the United States market and approximately 22% to other international markets. Net income in fiscal 2007 was $7,937, compared to net income in fiscal 2006 of $9,549. As a result of increases in cash flows from operations, we paid down our outstanding debt by $7,540 in fiscal 2007.

     Events during the year ended September 30, 2007 include the following:

  On October 9, 2006 the Company’s common stock began trading on the NASDAQ Global Market under the trading symbol “WMCO”. Prior to that time, the Company’s common stock was listed on the OTC Bulletin Board market under the trading symbol “WCON”.

  We substantially completed our previously announced realignment of our Portland, Oregon manufacturing operations during fiscal 2007. This realignment continued our ongoing efforts to focus on our core product lines and improve our global competitiveness. As part of this realignment, we have outsourced all of our die casting and machining operations to high-quality suppliers, primarily in Asia, and have relocated the assembly of pneumatic products to our manufacturing facility in Suzhou, China.

     As we move forward into fiscal 2008 and beyond, we will continue to work closely with our existing and potential customers to design and develop new products and adapt existing products to new applications, and to improve the performance, reliability and cost-effectiveness of our products.

Results of Operations

Financial Summary
(Dollars in Thousands)

				2006 to	2005 to
	2007	2006	2005	2007	2006
Net sales	$68,924	$74,634	$67,416	(7.7)%	10.7%
Cost of sales	45,152	48,108	44,403	(6.1)%	8.3%

Gross profit	23,772	26,526	23,013	(10.4)%	15.3%

Research and development	3,145	3,412	3,233	(7.8)%	5.5%
Selling	2,163	2,065	1,342	4.7%	53.9%
Administration	5,898	5,640	5,696	4.6%	(1.0)%
Realignment of operations	737	582	-	NM	NM

Operating income	$11,829	$14,827	$12,742

As a percentage of net sales:
Cost of sales	65.5%	64.5%	65.9%
Gross margin	34.5%	35.5%	34.1%
Research and development	4.6%	4.6%	4.8%
Selling	3.1%	2.8%	2.0%
Administration	8.6%	7.6%	8.4%
Realignment of operations	1.1%	0.8%	-
Operating income	17.2%	19.9%	18.9%

NM – not meaningful

Comparative Years Ended September 30, 2007, 2006 and 2005

				Percent Change
				2006 to	2005 to
For the Year Ended September 30:	2007	2006	2005	2007	2006
Net sales	$ 68,924	$ 74,634	$ 67,416	(7.7)%	10.7%

     Net sales decreased $5,710 for the year ended September 30, 2007 as compared to the year ended September 30, 2006, primarily due to an overall decrease of 15% in sales volumes of electronic throttle control systems in the North American market. Overall, in the North American market, sales to truck customers were down approximately 36% while increasing sales in the off-road markets offset some of that decline. Decreases in North American sales volumes were partially offset by increases of 15% in sales volumes in both the European and Asian markets. We expect that electronic throttle control sales will increase or decrease in the future in line with changes in heavy truck and transit bus production volumes in the various geographic markets in which we serve and when new product lines are established; however, competitive pricing may continue to reduce per unit pricing. A change in emissions regulations in the United States effective January 1, 2007 had a negative impact on truck sales in North America during the second through fourth quarters of fiscal 2007, and therefore on the sales of our products to heavy truck manufacturers in the United States; however, this does not represent a change in our overall penetration of this market. The published reports of the decline in North American heavy truck production are that overall truck production volumes in North America in calendar year 2007 declined approximately 35% over the calendar 2006 production volumes. As this production shift has been attributed to the change in emission standards, it is anticipated that the North American truck production volumes will increase in subsequent years, although potentially not until 2009 and potentially not to the 2006 levels.

     Net sales increased $7,218 for the year ended September 30, 2006 as compared to the year ended September 30, 2005, primarily due to increased sales volumes of electronic throttle control systems, specifically in the North American, Asian and European markets, and to a lesser extent increase in sales of our pneumatic control systems. Net sales to our customers in Asia increased approximately 78% over fiscal 2005, whereas net sales in North America and Europe increased 9% and 8%, respectively.

				Percent Change
				2006 to	2005 to
For the Year Ended September 30:	2007	2006	2005	2007	2006
Gross profit	$ 23,772	$ 26,526	$ 23,013	(10.4)%	15.3%

     Gross profit was $23,772, or 34.5%, of net sales for the year ended September 30, 2007, a decrease of $2,754 from the gross profit of $26,526, or 35.5%, of net sales in the comparable fiscal 2006 period.

     The decrease in gross profit in fiscal 2007 is primarily driven by a 36% decrease in sales of electronic throttle and pneumatic control systems to North American heavy truck customers offset by an increase in sales to transit bus and off-road customers in North America and higher sales volumes in other foreign markets. During fiscal 2007, we substantially completed our realignment of operations, as discussed in Note 1 in the Notes to Consolidated Financial Statements, and as a result of this realignment we have experienced an overall reduction in labor costs and material costs due to continued efforts in global sourcing and the production of our own internally developed contacting and non-contacting sensors. Offsetting these realignment and sourcing savings, gross profit was negatively impacted by significantly higher purchase prices for certain raw materials, an increase in freight costs resulting from our global sourcing efforts, and an overall increase in overhead expenses primarily due to the costs associated with our manufacturing facility in Suzhou, China.

     Gross profit was $26,526, or 35.5%, of net sales for the year ended September 30, 2006, an increase of $3,513 from the gross profit of $23,013, or 34.1%, of net sales in the comparable fiscal 2005 period.

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

				Percent Change
				2006 to	2005 to
For the Year Ended September 30:	2007	2006	2005	2007	2006
Research and development	$ 3,145	$ 3,412	3,233	(7.8)%	5.5%

     Research and development expenses decreased $267 for the year ended September 30, 2007 compared to the same period in fiscal 2006. This decrease in research and development expense is primarily attributable to the timing of projects in development and the establishment of our internal conceptual design center, which has allowed us to reduce our needs for outside services for projects. The Company’s research and development expenditures will fluctuate based on the programs and products under development at any given point in time.

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

				Percent Change
				2006 to	2005 to
For the Year Ended September 30:	2007	2006	2005	2007	2006
Selling	$ 2,163	$ 2,065	$ 1,342	4.7%	53.9%

     Selling expenses increased $98 for the year ended September 30, 2007 as compared to the same period in fiscal 2006. The increase in selling expenses is the result of our continued efforts to expand our selling and marketing presence globally, specifically in Europe and Asia.

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

				Percent Change
				2006 to	2005 to
For the Year Ended September 30:	2007	2006	2005	2007	2006
Administration	$ 5,898	$ 5,640	$ 5,696	4.6%	(1.0)%

     Administration expenses for the year ended September 30, 2007 increased $258 as compared to the same period in fiscal 2006. The increase in administration expenses is primarily a result of recording an additional $546 of environmental liability at September 30, 2007 as discussed in Note 10 in the Notes to Consolidated Financial Statements. Administration expenses also increased during fiscal 2007 as the Company incurred costs to comply with the requirements of Section 404 of the Sarbanes-Oxley Act. We recorded total costs of approximately $280 in fiscal 2007 related to the evaluation and audit of our internal controls. Legal fees, including those associated with the class action lawsuit, which is also discussed in Note 10, decreased approximately 36%. During the years ended September 30, 2007 and 2006, we recorded stock option compensation expense of $374 and $305, respectively, in administration expense as a result of SFAS No. 123R as discussed in Note 2 in the Notes to Consolidated Financial Statements.

     Administration expenses for the year ended September 30, 2006 decreased $56 as compared to the same period in fiscal 2005. Included in administration expenses in the year ended September 30, 2005 were one-time compensation and relocation costs incurred in fiscal 2005 with the commencement of employment of our President and Chief Executive Officer and management fees, which were reduced as discussed in Note 12 in the Notes to Consolidated Financial Statements. Additionally, legal costs decreased 22% from the prior year. Offsetting these reductions was an increase in information technology expenses to support our international operations and stock option compensation expense of $305.

				Percent Change
				2006 to	2005 to
For the Year Ended September 30:	2007	2006	2005	2007	2006
Realignment of operations	$ 737	$ 582	$ -	NM	NM

     The Company recorded expenses of $737 for the year ended September 30, 2007 related to its realignment of operations as discussed in Note 1 in the Notes to Consolidated Financial Statements. The Company recorded expenses of $582 in fiscal year 2006.

				Percent Change
				2006 to	2005 to
For the Year Ended September 30:	2007	2006	2005	2007	2006
Interest income	$(136)	$(70)	$(59)
Interest expense	868	1,414	1,459
	$732	$1,344	$1,400	(45.5)%	(4.0)%

     Interest expense on debt decreased $546 for the year ended September 30, 2007 compared to the same period in fiscal 2006 due to significant reductions in debt levels. During fiscal 2007, we paid down $7,540 of long-term debt and at September 30, 2007 our remaining outstanding long-term debt balance is $1,000. We expect interest expense on debt to decrease significantly in the future as we anticipate paying down our outstanding debt in fiscal 2008.

     Interest expense on debt decreased $45 for the year ended September 30, 2006 compared to the same period in fiscal 2005 due to reductions in debt levels, partially offset by higher overall interest rates.

				Percent Change
				2006 to	2005 to
For the Year Ended September 30:	2007	2006	2005	2007	2006
Other income, net	$ (1,147)	$ (765)	$ (109)	NM	NM

     Other income was $1,147 in fiscal 2007 and consisted primarily of a $769 gain from the extinguishment of old outstanding accounts payable balances of various insolvent subsidiaries as discussed in Note 6 in the Notes to Consolidated Financial Statements and a $120 gain from the extinguishment of old and disputed outstanding accounts payable balances related to an active subsidiary. Also included in other income in fiscal 2007 is a $170 gain related to the sales and disposal of certain property, plant and equipment. Other income was $765 in fiscal 2006 and consisted primarily of a $712 gain from the extinguishment of old outstanding accounts payable balances of various insolvent subsidiaries as discussed in Note 6 in the Notes to Consolidated Financial Statements and a $32 gain from the extinguishment of old and disputed outstanding accounts payable balances related to an active subsidiary. Other income of $109 in fiscal 2005 consisted primarily of a $60 gain from the extinguishment of old outstanding accounts payable balances of various insolvent subsidiaries as discussed in Note 6, a $93 gain from the extinguishment of old and disputed outstanding accounts payable balances related to an active subsidiary, and a $50 loss associated with the disposal of certain property, plant and equipment.

				Percent Change
				2006 to	2005 to
For the Year Ended September 30:	2007	2006	2005	2007	2006
Gain on put/call option agreement	$ -	$ (10)	$ (323)	NM	NM

     As discussed in Note 12 in the Notes to Consolidated Financial Statements, the Put/Call option agreement was terminated during the first quarter of fiscal 2006 and as a result of this termination a gain of $10 was recognized. The $323 gain for the year ended September 30, 2005 relates to the change in the net value of the Put/Call option agreement from September 30, 2005 to September 30, 2006.

				Percent Change
				2006 to	2005 to
For the Year Ended September 30:	2007	2006	2005	2007	2006
Income tax expense	$ 4,307	$ 4,709	$ 4,279	(8.5)%	10.0%

     In fiscal 2007, the Company recorded income tax expense of $4,307 compared to $4,709 in fiscal 2006 and $4,279 in fiscal 2005. The overall tax rate was 35.2% in fiscal 2007 compared to 33.0% and 36.3% in fiscal 2006 and 2005, respectively. The increase in tax rate from fiscal 2006 to fiscal 2007 is primarily due to an increase in our state tax rate and the repeal of the extraterritorial income exclusion at the end of calendar 2006. The fiscal 2005 tax rate included a reduction in deferred tax assets due to a change in state tax law, resulting in an overall increase in our tax rate in fiscal 2005.

     The Company was in a net operating loss carry-forward position during fiscal 2005, and by the first quarter of fiscal 2006 the Company had utilized all of its available federal net operating loss carry-forwards. Federal net operating losses are subject to provisions of the Internal Revenue Code, which potentially restrict the utilization of this type of tax attribute in the event of an "ownership change" (as defined in the Internal Revenue Code Section 382). Changes in ownership could significantly defer the utilization of the net operating loss carry forwards. The Company does not believe that prior recapitalization transactions coupled with other changes in ownership, created a change in ownership as defined by the Internal Revenue Code Section 382.

Financial Condition, Liquidity and Capital Resources

     Cash generated from operations was $8,419 for the year ended September 30, 2007, an increase of $587 from the cash generated from operations of $7,832 for the year ended September 30, 2006. Cash flows from operations included net income of $7,937 and a non-cash deferred tax provision of $638. Cash flows from operations for the year ended September 30, 2006 included net income of $9,549 and a non-cash deferred tax provision of $2,157 related to utilization of our remaining net operating loss as well as certain credits.

     Changes in working capital items used cash of $1,639 for the year ended September 30, 2007 compared to $5,156 in the corresponding prior year period. Timing of collections on receivables and sales levels generated cash of $889 in fiscal 2007 compared with an increase of $1,124 of receivables in the same period of fiscal 2006. Cash was used to increase inventory levels during fiscal 2006 and the first half of fiscal 2007 to facilitate switching of suppliers to lower cost suppliers, primarily in China, our realignment efforts and to support increasing operations in our Suzhou, China manufacturing facility. We feel that inventory levels reached their maximum levels in mid fiscal 2007 and continue to decline as supplier switching and the realignment are fully completed. For the year ended September 30, 2007 changes in inventory generated cash of $766 compared to a use of cash of $5,485 for the year ended September 30, 2006. Reductions in accounts payable and accrued expenses in fiscal 2007 is primarily a result of decreases in inventory levels whereas in fiscal 2006 when inventory levels were significantly increased, accounts payable and accrued expenses also increased. Cash flows for the years ended September 30, 2007 and 2006 included payments to fund our pensions plans of $1,634 and $1,404, respectively. We believe we will continue to generate positive cash flow from continuing operations.

     Cash used in investing activities was $2,048 for the year ended September 30, 2007 and included $2,230 of purchases of property, plant and equipment offset slightly by $182 of proceeds from the sales of certain property, plant and equipment. Cash used in investing activities was $2,281 for the year ended September 30, 2006 and was comprised solely of purchases of property, plant and equipment. We expect our cash use for investing activities to at least remain constant and potentially increase in the future as we continue to purchase capital equipment to expand and support our operations worldwide. We currently anticipate spending approximately $2,500 in capital expenditures for the year ended September 30, 2008.

     Cash used in financing activities was $7,280 for the year ended September 30, 2007, compared to cash used in financing activities of $8,073 for the year ended September 30, 2006. The use of cash for financing activities for fiscal 2007 primarily relates to the payment of $1,149 related to the fiscal 2006 excess cash flow requirement of our loan agreement with Merrill Lynch, scheduled quarterly debt payments on our Merrill Lynch term loan and an additional term loan payments of $3,917. Additionally, we received cash proceeds of $260 from the exercise of stock options. The use of cash for financing activities for fiscal 2006 primarily relates to the repurchase of common stock from AIP of $3,200, scheduled debt payments on our Merrill Lynch term loan and payment of $2,074 related to the fiscal 2005 excess cash flow requirement of our loan agreement with Merrill Lynch. Additionally, we received cash proceeds of $216 from the exercise of stock options.

Contractual Obligations as of September 30, 2007

     At September 30, 2007, our contractual obligations consisted of bank debt, operating lease obligations, a services agreement and a license agreement. We do not have any material letters of credit, purchase commitments, or debt guarantees outstanding at September 30, 2007. Maturities of these contractual obligations consist of the following:

	Payments due by period
		Less than	1 – 3	3 – 5	More than
	Total	1 year	years	years	5 years
Term loan	$1,000	$1,000	$-	$-	$-
Revolver	-	-	-	-	-
Operating leases	2,185	517	1,333	335	-
MMT license - minimum royalties	383	43	140	150	50
Management Services Agreement	60	60	-	-	-
	$3,628	$1,620	$1,473	$485	$50

     Certain liabilities, including those related to our pension and post-retirement benefit plans, are reported in the accompanying consolidated balance sheets but are not reflected in the table above due to the absence of stated maturities. We have net obligations at September 30, 2007 related to our pension plans and post-retirement medical plan of $1,103 and $3,988, respectively. We funded $1,634 to our pension plans in fiscal 2007 and we expect to make payments of $1,344 in fiscal 2008 to fund our pension plans.

     At September 30, 2007, we had $8,000 available under our revolving credit facility plus cash and cash equivalents at September 30, 2007 of $1,621. We believe these resources, when combined with cash provided by operations, will be sufficient to meet our working capital needs on a short-term and long-term basis as well as our capital expenditure needs.

     Included in the accompanying consolidated balance sheet is approximately $155 of accounts payable related to closed insolvent subsidiaries of the Company. In accordance with SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, a debtor can only relieve itself of a liability if it has been extinguished. Accordingly, a liability is considered extinguished if (a) the debtor pays the creditor and is relieved of its obligation for the liability or (b) the debtor is legally released from being the primary obligor under the liability, either judicially or by the creditor. During the years ended September 30, 2007, 2006 and 2005, the Company was judicially released from and reversed $889, $744 and $153, respectively, of old accounts payable resulting in a gain, which has been recorded in other (income) expense in the accompanying consolidated statements of operations. The Company expects to reverse amounts in future periods based on the recognition of the liabilities being judicially released in accordance with SFAS No. 140 of $90 in fiscal 2010; and $65 in fiscal 2011 – 2016.

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

Legal

     We are involved in various claims, lawsuits and other proceedings from time to time. Such litigation involves uncertainty as to possible losses we may ultimately realize when one or more future events occur or fail to occur. In connection with such claims and lawsuits, we estimate the probability of losses based on advice of legal counsel, the outcomes of similar litigation, legislative development and other factors. Due to the numerous variables associated with these judgments and assumptions, both the precision and reliability of the resulting estimates of the related loss contingencies are subject to substantial uncertainties. We regularly monitor our estimated exposure to these contingencies and, as additional information becomes known, may change our estimates significantly. We expense legal expenses related to claims in the period incurred. A significant change in our estimates, or a result that materially differs from our estimates, could have a significant impact on our financial position, results of operations and cash flows.

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

     Our discount rate assumption is intended to reflect the rate at which retirement benefits could be effectively settled based upon the assumed timing of the benefit payments. To determine our discount rate, we discounted the expected benefit payments using the Citigroup Pension Discount Liability Index yield curve. The equivalent level interest rate that produces the same present value of benefits was then determined. Our assumed rate does not differ significantly from this benchmark rate. We assumed a discount rate of 6.25% to determine our pension benefit obligations at September 30, 2007 and a rate of 5.85% to determine our net periodic benefit cost in fiscal 2007. A 1.0% decrease in these discount rates would have increased our pension benefit obligations at the end of fiscal 2007 by $1,479 and increased our net periodic benefit cost in 2007 by $130. A 1.0% increase in discount rates would have decreased our pension obligations at September 30, 2007 by $1,230 and decreased our net periodic benefit cost in 2007 by $130. To determine the discount rate for our post-retirement benefit plan, we also discounted the expected benefit payments using the Citigroup Pension Discount Liability Index yield curve. A 1.0% decrease in discount rate for our post-retirement benefit plan would have increased our post-retirement benefit obligation at September 30, 2007 by $427 and increased our post-retirement benefit expense in 2007 by $11. A 1.0% increase in discount rate would have decreased our post-retirement benefit obligation at September 30, 2007 by $359 and decreased our post-retirement benefit expense in 2007 by $11.

     To determine the expected long-term rate of return on pension plan assets, we consider the current asset allocations and the historical and expected returns on various categories of plan assets obtained from our investment portfolio manager. Information regarding our asset allocations is included in Note 8 of the Notes to Consolidated Financial Statements. A 1.0% increase or decrease in the assumed rate of return on plan assets would have impacted net periodic benefit cost in fiscal 2007 by $99. Our post-retirement plan does not contain any plan assets.

     We assumed healthcare cost trend rates for our post-retirement plan of 5.0% - 9.0% in 2007, decreasing gradually to 5.0% in 2014 and remaining at 5.0% thereafter. A 1.0% increase in assumed healthcare cost trend rates would have increased our post-retirement benefit obligation at September 30, 2007 by $367 and increased post-retirement benefit expense in 2007 by $21. A 1.0% decrease in assumed healthcare cost trend rates would have decreased the post-retirement benefit obligation by $314 at the end of fiscal 2007 and decreased post-retirement benefit expense in 2007 by $18.

Stock-Based Compensation Expense

     As of October 1, 2005, we adopted SFAS No. 123R, which requires us to measure compensation cost for all outstanding unvested share-based awards, and awards we grant, modify, repurchase or cancel in the future, at fair value and recognize compensation over the requisite service period for awards expected to vest. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results differ from our estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when calculating fair value including estimated stock price volatility, expected term and expected forfeitures. Factors considered in estimating forfeitures include the types of awards, employee class, and historical experience. Actual results may differ substantially from these estimates. We recorded $512 of stock-based compensation expense for the year ended September 30, 2007. Stock-based compensation expense recorded during the year ended September 30, 2007 in our consolidated statement of operations included $49 in cost of sales, $30 in research and development, $59 in selling and the remaining $374 in administration expense. We recorded $431 of stock-based compensation expense for the year ended September 30, 2006. Stock-based compensation expense recorded during the year ended September 30, 2006 in our consolidated statement of operations included $50 in cost of sales, $27 in research and development, $49 in selling and the remaining $305 in administration expense.

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

     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently in the process of determining the effects of adopting this statement in its consolidated financial statements. In November 2007, the FASB approved the deferral of the effective date of SFAS No. 157 for one year for all nonfinancial assets and nonfinancial liabilities, except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis.

     In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Quantifying Financial Misstatements”, which expresses the Staff’s views regarding the process of quantifying financial statement misstatements. Registrants are required to quantify the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. The financial statements would require adjustment when either approach results in quantifying a misstatement that is material, after considering all relevant quantitative and qualitative factors. SAB No. 108 is effective for financial statements covering the first fiscal year ending after November 15, 2006. The adoption of this statement did not have a material effect on our financial position, results of operations or cash flows.

     In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of SFAS No. 109, “Accounting for Income Taxes”, which clarifies the accounting uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109. The interpretation prescribes a recognition threshold of more-likely-than-not and a measurement attribute on all tax positions taken or expected to be taken in a tax return in order to be recognized in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. Accordingly, the Company will adopt FIN 48 in the first quarter of fiscal 2008. The Company is currently evaluating the impact of adopting FIN 48 on its financial statements.

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

     As of September 30, 2007, the outstanding balance on the term loan was $1,000 and there was no balance outstanding on the revolving loan. The average effective annual interest rate on the term loan was 11.0% as of September 30, 2007. The Company does not believe that a hypothetical 10% change in end of the period interest rates or changes in future interest rates on these variable rate obligations would have a material effect on its financial position, results of operations, or cash flows. The Company has not hedged its exposure to interest rate fluctuations.

Foreign Currency Risk

     We sell our products to customers in the heavy truck, transit bus and off-road equipment industries. For the fiscal years ended September 30, 2007 and 2006, the Company had foreign sales of approximately 41% and 36% of net sales, respectively. All worldwide sales in fiscal 2007 and 2006, with the exception of $890 and $255, respectively, were denominated in U.S. dollars. During fiscal 2005, we established a manufacturing facility in Suzhou, China and we opened sales offices in Shanghai, China and Ismaning (Munich), Germany. We purchase components internationally for use in both our products whose sales are denominated in U.S. dollars and other currencies. Although the Company is expanding its international exposure, it does not believe that changes in future exchange rates would have a material effect on its financial position, results of operations, or cash flows at this time. As a result, the Company has not entered into forward exchange or option contracts for transactions to hedge against foreign currency risk. The Company will continue to assess its foreign currency risk as its international operations, international purchases and sales increase.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Williams Controls, Inc.
Index to Consolidated Financial Statements

Page
Reports of Independent Registered Public Accounting Firms	25-26
Consolidated Balance Sheets at September 30, 2007 and 2006	27
Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended September 30, 2007, 2006 and 2005	28
Consolidated Statements of Operations for the years ended September 30, 2007, 2006 and 2005	29
Consolidated Statements of Comprehensive Income for the years ended September 30, 2007, 2006 and 2005	30
Consolidated Statements of Cash Flows for the years ended September 30, 2007, 2006 and 2005	31
Notes to Consolidated Financial Statements	32

See pages 59-60 for Index to Exhibits

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Williams Controls, Inc.:

     We have audited the accompanying consolidated balance sheet of Williams Controls, Inc. and subsidiaries as of September 30, 2007, and the related consolidated statements of operations, stockholders’ equity, comprehensive income, and cash flows for the year then ended. We also have audited Williams Controls, Inc. and subsidiaries’ internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission (COSO). The Company’s management is responsible for these statements, for maintaining effective control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting located in Item 9A. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provide a reasonable basis for our opinions.

     A Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A Company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with the authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Williams Controls, Inc. and subsidiaries as of September 30, 2007, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Williams Controls, Inc. and subsidiaries’ maintained, in all material respects, effective internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Moss Adams LLP
Portland, Oregon
December 14, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Williams Controls, Inc.:

     We have audited the accompanying consolidated balance sheet of Williams Controls, Inc. and subsidiaries as of September 30, 2006, and the related consolidated statements of operations, stockholders’ equity (deficit), comprehensive income, and cash flows for each of the years in the two-year period ended September 30, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Williams Controls, Inc. and subsidiaries as of September 30, 2006, and the results of their operations and their cash flows for each of the years in the two-year period ended September 30, 2006 in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP
Portland, Oregon
December 12, 2006, except as to Note 13, which is as of December 14, 2007

Williams Controls, Inc.
Consolidated Balance Sheets
(Dollars in thousands, except per share information)

	September 30,	September 30,
ASSETS	2007	2006
Current Assets:
Cash and cash equivalents	$1,621	$2,530
Trade accounts receivable, less allowance of $33 and $35 in
2007 and 2006, respectively	8,054	9,368
Other accounts receivable	1,656	1,231
Inventories	9,152	9,918
Deferred income taxes	486	657
Prepaid expenses and other current assets	297	333
Total current assets	21,266	24,037

Property, plant and equipment, net	8,953	8,457
Deferred income taxes	1,461	2,228
Other assets, net	623	1,027
Total assets	$32,303	$35,749

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3,811	$6,504
Accrued expenses	4,983	5,528
Current portion of employee benefit obligations	288	1,669
Current portion of long-term debt	1,000	3,996
Total current liabilities	10,082	17,697

Long-term Liabilities:
Long-term debt	-	4,544
Employee benefit obligations	4,803	4,991
Other long-term liabilities	249	255

Commitments and contingencies

Stockholders’ Equity:
Preferred stock ($.01 par value, 50,000,000 authorized)
Series C (0 issued and outstanding at September 30,
2007 and 2006, respectively)	-	-
Common stock ($.01 par value, 12,500,000 authorized;
7,495,482 and 7,432,844 issued and outstanding at
September 30, 2007 and 2006, respectively)	75	74
Additional paid-in capital	34,899	34,014
Accumulated deficit	(12,477)	(20,414)
Treasury stock (21,700 shares at September 30, 2007 and
2006)	(377)	(377)
Accumulated other comprehensive loss	(4,951)	(5,035)
Total stockholders’ equity	17,169	8,262
Total liabilities and stockholders’ equity	$32,303	$35,749

See accompanying notes to Consolidated Financial Statements.

Williams Controls, Inc.
Consolidated Statements of Stockholders’ Equity (Deficit)
(Dollars in thousands)

						Other
			Additional			Comprehensive	Stockholders’
	Common Stock		Paid-in	Accumulated	Treasury	Income	Equity
	Shares	Amount	Capital	Deficit	Stock	(Loss)	(Deficit)
Balance, September 30, 2004	7,771,569	$78	$36,348	$(37,458)	$(377)	$(5,626)	$(7,035)
Net income	-	-	-	7,495	-	-	7,495
Exercise of stock options	3,833	-	17	-	-	-	17
Common stock issuance	14,860	-	117	-	-	-	117
Foreign currency translation
adjustment	-	-	-	-	-	2	2
Change in pension liability
adjustment	-	-	-	-	-	(15)	(15)
Balance, September 30, 2005	7,790,262	78	36,482	(29,963)	(377)	(5,639)	581
Net income	-	-	-	9,549	-	-	9,549
Exercise of stock options	51,331	-	216	-	-	-	216
Common stock issuance	7,917	-	81	-	-	-	81
Repurchase of common stock	(416,666)	(4)	(3,196)	-	-	-	(3,200)
Stock-based compensation	-	-	431	-	-	-	431
Foreign currency translation
adjustment	-	-	-	-	-	13	13
Change in pension liability
adjustment	-	-	-	-	-	591	591
Balance, September 30, 2006	7,432,844	74	34,014	(20,414)	(377)	(5,035)	8,262
Net income	-	-	-	7,937	-	-	7,937
Exercise of stock options	54,778	1	259	-	-	-	260
Common stock issuance	7,860	-	114	-	-	-	114
Stock-based compensation	-	-	512	-	-	-	512
Foreign currency translation
adjustment	-	-	-	-	-	54	54
Adjustment to initially apply
SFAS No. 158, net of tax	-	-	-	-	-	(749)	(749)
Change in pension liability
adjustment	-	-	-	-	-	779	779
Balance, September 30, 2007	7,495,482	$75	$34,899	$(12,477)	$(377)	$(4,951)	$17,169

See accompanying notes to Consolidated Financial Statements.

Williams Controls, Inc.
Consolidated Statements of Operations
(Dollars in thousands, except share and per share information)

	For the year ended September 30,
	2007	2006	2005
Net sales	$68,924	$74,634	$67,416
Cost of sales	45,152	48,108	44,403

Gross profit	23,772	26,526	23,013

Operating expenses
Research and development	3,145	3,412	3,233
Selling	2,163	2,065	1,342
Administration	5,898	5,640	5,696
Realignment of operations	737	582	-
Total operating expenses	11,943	11,699	10,271
Operating income	11,829	14,827	12,742
Other (income) expenses:
Interest income	(136)	(70)	(59)
Interest expense	868	1,414	1,459
Gain on put/call option agreement	-	(10)	(323)
Other income, net	(1,147)	(765)	(109)
Total other (income) expenses	(415)	569	968

Income before income taxes	12,244	14,258	11,774
Income tax expense	4,307	4,709	4,279

Net income	$7,937	$9,549	$7,495
Net income per common share – basic	$1.06	$1.29	$0.96
Weighted average shares used in per share calculation – basic	7,467,161	7,427,141	7,776,583
Net income per common share – diluted	$1.03	$1.25	$0.94
Weighted average shares used in per share calculation – diluted	7,739,627	7,628,105	7,960,190

See accompanying notes to Consolidated Financial Statements.

Williams Controls, Inc.
Consolidated Statements of Comprehensive Income
(Dollars in thousands)

	For the year ended September 30,
	2007	2006	2005
Net income	$7,937	$9,549	$7,495
Change in pension liability adjustment, net of tax of $455,
$346 and ($9) in 2007, 2006 and 2005, respectively	779	591	(15)
Foreign currency translation adjustments	54	13	2

Comprehensive income	$8,770	$10,153	$7,482

See accompanying notes to Consolidated Financial Statements.

Williams Controls, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)

	For the year ended September 30,
	2007	2006	2005
Cash flows from operating activities:
Net income	$7,937	$9,549	$7,495
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	2,005	1,579	1,013
Deferred income taxes	638	2,157	3,984
(Gain) loss from sale and disposal of fixed assets	(170)	5	50
Gain on put/call option agreement	-	(10)	(323)
Stock based compensation	537	452	117
Gain on settlement of liabilities	(889)	(744)	(153)
Changes in operating assets and liabilities:
Receivables	889	(1,124)	(858)
Inventories	766	(5,485)	(656)
Accounts payable and accrued expenses	(2,260)	2,162	1,774
Other	(1,034)	(709)	(445)

Net cash provided by operating activities	8,419	7,832	11,998

Cash flows from investing activities:
Payments for property, plant and equipment	(2,230)	(2,281)	(2,980)
Proceeds from sales of property, plant and equipment	182	-	-

Net cash used in investing activities	(2,048)	(2,281)	(2,980)

Cash flows from financing activities:
Net repayments of debt and capital lease obligations	(7,540)	(5,089)	(6,465)
Repurchase of common stock	-	(3,200)	-
Net proceeds from exercise of stock options	260	216	17

Net cash used in financing activities	(7,280)	(8,073)	(6,448)

Net increase (decrease) in cash and cash equivalents	(909)	(2,522)	2,570
Cash and cash equivalents at beginning of year	2,530	5,052	2,482

Cash and cash equivalents at end of year	$1,621	$2,530	$5,052

	For the year ended September 30,
	2007	2006	2005
Supplemental disclosure of cash flow information:
Interest paid	$644	$1,086	$1,310
Income taxes paid, net	4,052	3,105	350

Supplemental disclosure of non-cash investing and financing
activities:
Pension liability adjustment	$(120)	$539	$(72)
License acquired through royalty payment obligation	-	-	229

See accompanying notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
Years Ended September 30, 2007, 2006 and 2005
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

Concentration of Risk and Sales by Customer:

     For the years ended September 30, 2007, 2006 and 2005, The Volvo Group accounted for 17%, 16% and 18%, Paccar, Inc. accounted for 14%, 17% and 17%, Freightliner, LLC accounted for 13%, 17% and 18%, Navistar International Corporation accounted for 6%, 8% and 7% of net sales, respectively. Approximately 41%, 36% and 35% of net sales in fiscal 2007, 2006 and 2005, respectively, were to customers outside of the United States, primarily in Canada, Belgium, Sweden, Mexico and Korea, and, to a lesser extent, in other European countries, South America, Pacific Rim nations and Australia. At September 30, 2007 and 2006, The Volvo Group represented 25% and 25%, Freightliner, LLC represented 6% and 13%, and Navistar International Corporation represented 6% and 11%, of trade accounts receivable, respectively.

Realignment of operations:

     During the second quarter of fiscal year 2006, the Company initiated a plan for realignment (“the plan”) of its Portland, Oregon manufacturing operations as part of ongoing efforts to focus on its core product competencies and improve its global competitiveness. The plan was essentially completed in fiscal 2007. The plan consisted of outsourcing all of the Company’s die casting and machining operations to high-quality suppliers, primarily in Asia, and relocating of the Company’s assembly operations for the majority of its pneumatic products to its manufacturing facility in Suzhou, China. In conjunction with the realignment, the Company eliminated 50 hourly and 2 salaried positions from its Portland, Oregon facility during fiscal 2007. As part of the plan, the Company incurred a one-time termination benefit in relation to those employees affected by the plan.

     In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” and related guidance, a one-time benefit arrangement must meet certain criteria in order for a Company to recognize a liability for such one-time benefits. The plan must establish the terms of the benefit arrangement, including the benefits that employees will receive upon termination, in sufficient detail to enable employees to determine the type and amount of benefits they will receive if they are involuntarily terminated. That determination was reached when the Company began negotiations over the effects of the realignment related workforce reductions with the United Automobile Workers of America (UAW) during the third quarter of fiscal 2006, at which time an estimated liability for anticipated termination costs began to be recorded. The Company reached an agreement with the UAW regarding the effects of the realignment associated workforce reduction on April 6, 2007.

     The total costs of the plan were approximately $1.5 million and include costs related to hourly and salaried termination benefits of $605; supplier and parts qualification of $100; refurbishment of tools of $150; accelerated depreciation on certain assets of $240; and general administrative and other costs of $400. Certain of these costs are classified in financial statement line items other than realignment of operations expense. The Company recorded realignment expenses of $737 and $582, respectively, for the twelve month periods ended September 30, 2007 and 2006, which were recorded in operating expenses in the accompanying consolidated statements of operations. Following is a reconciliation of the changes in the Company’s liability accrual related to the employee termination benefits during fiscal 2007 and the comparable period in fiscal 2006.

Year ended September 30,	2007	2006
Balance at beginning of period	$226	$-
Payments	(519)	-
Additional accruals	379	226
Balance at end of period	$86	$226

     The liability of $86 at September 30, 2007, represents the remaining employee termination benefits that have been earned but have yet to be paid out.

Note 2. Significant Accounting Policies

Cash and Cash Equivalents:

     Cash and cash equivalents include highly liquid investments with maturities of three months or less at the date of acquisition.

Trade Accounts Receivable:

     The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. Trade accounts receivable are presented net of an allowance for doubtful accounts of $33 and $35 at September 30, 2007, and September 30, 2006, respectively.

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

Product Warranty:

     The Company establishes a product warranty liability based on a percentage of product sales. The liability is based on historical return rates of products and amounts for significant and specific warranty issues, and is included in accrued expenses on the accompanying consolidated balance sheets. Warranty is limited to a specified time period, mileage or hours of use, and varies by product, application and customer. The Company has recorded a liability, which in the opinion of management, is adequate to cover such warranty costs. Following is a reconciliation of the changes in the Company’s warranty liability for the years ended September 30, 2007, 2006 and 2005.

Balance at September 30, 2004	$1,393

Payments	(1,070)
Warranty claims accrued	1,333

Balance at September 30, 2005	$1,656

Payments	(864)
Warranty claims accrued	1,112
Adjustments and changes in estimates	(184)

Balance at September 30, 2006	$1,720

Payments	(1,076)
Warranty claims accrued	1,228
Adjustments and changes in estimates	(160)

Balance at September 30, 2007	$1,712

     Included in the warranty liability at September 30, 2006 were warranty liabilities associated with our former passenger car and light truck product lines, which were sold on September 30, 2003. The Company recorded a $400 warranty liability during 2003 related to products sold from our passenger car and light truck product lines in fiscal 2003. The Company’s obligation for products sold by these product lines relates only to products sold prior to September 30, 2003. At September 30, 2007, the Company reversed this $400 warranty liability as the warranty return period has expired.

     During fiscal 2007, the Company recorded an additional warranty liability of $307 related to warranty claims with one customer. The Company reviewed its assumptions for its warranty liability with this one customer, which covers a period in excess of one year, and determined an additional liability was required. This additional liability has been recorded in cost of sales in the accompanying condensed consolidated statement of operations.

     In fiscal 2006, the Company settled certain warranty claims with one customer covering a period in excess of one year for less than was anticipated in the Company’s liability assumptions, which were based on historical return rates and prior settlements. Based on this, the Company reduced its warranty liability during the second quarter of fiscal 2006 by $184, which has been reflected in cost of sales in the accompanying condensed consolidated statement of operations.

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

Pensions and Post-retirement Benefit Obligations:

     The Company accounts for pensions and post-retirement benefits in accordance with SFAS No. 87, “Employers’ Accounting for Pensions”, SFAS No. 106, “Employers’ Accounting for Post Retirement Benefits Other than Pensions”, and SFAS No. 132R, “Employers’ Disclosures about Pensions and Other Post Retirement Benefits – An Amendment of FASB Statements No. 87, 88, and 106” and SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an Amendment of FASB Statements No. 87, 88, 106 and 132R”. SFAS No. 87 requires the Company to calculate its pension expense and liabilities using actuarial assumptions, including a discount rate assumption and a long-term rate of return on assets assumption. Changes in interest rates and market performance can have a significant impact on the Company’s pension expense and future payments. SFAS No. 106 requires the Company to accrue the cost of post-retirement benefit obligations. The accruals are based on interest rates and the costs of health care. Changes in interest rates and health care costs could impact post-retirement expenses and future payments.

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

     Following is a reconciliation of basic EPS and diluted EPS:

	Year Ended			Year Ended
	September 30, 2007			September 30, 2006
			Per Share			Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic EPS –	$7,937	7,467,161	$1.06	$9,549	7,427,141	$1.29
Effect of dilutive securities –
Stock options	-	272,466		-	200,964

Diluted EPS –	$7,937	7,739,627	$1.03	$9,549	7,628,105	$1.25

	Year Ended
	September 30, 2005
			Per Share
	Income	Shares	Amount
Basic EPS –	$7,495	7,776,583	$0.96
Effect of dilutive securities –
Stock options	-	183,607

Diluted EPS –	$7,495	7,960,190	$0.94

     At September 30, 2007, 2006 and 2005, the Company had options covering 100,912, 52,589 and 62,875 shares, respectively, that were not considered in the diluted EPS calculation since they would have been antidilutive.

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

     The Company currently has two qualified stock option plans. The Restated 1993 Stock Option Plan (the “1993 Plan”) reserves an aggregate of 750,000 shares of the Company’s authorized common stock for the issuance of stock options, which may be granted to employees, officers and directors of and consultants to the Company. Under the terms of the 1993 Plan, the Company may grant “incentive stock options” or “non-qualified options” with an exercise price of not less than the fair market value on the date of grant. Options granted under the 1993 Plan have a vesting schedule, which is typically five years, determined by the Compensation Committee of the Board of Directors and expire ten years after the date of grant. At September 30, 2007 and 2006, the Company had 55,471 and 138,449 shares, respectively, available for future grants under the 1993 Plan. The non-employee Director Plan (the “1995 Plan”) reserves an aggregate of 66,666 shares of the Company’s authorized common stock for the issuance of stock options, which may be granted to non-employee directors of the Company. Under this plan the non-employee directors are each automatically granted 1,666 options at a price equal to the market value on the date of grant which is the date of the annual stockholders’ meeting each year, exercisable for 10 years after the date of the grant. These options are exercisable as to 25% of the shares thereby on the date of grant and as to an additional 25%, cumulatively on the first, second and third anniversaries of the date of grant. At September 30, 2007 and 2006 there were 16,684 and 25,014 shares, respectively, available for grant under the 1995 Plan.

     As of September 30, 2007, there was $1,991 of total unrecognized compensation costs related to nonvested stock options. That cost is expected to be recognized over a weighted average period of 3.5 years.

     For the year ended September 30, 2007, the Company’s total stock-based compensation expense was $512 ($429 net of tax). For the year ended September 30, 2007, stock-based compensation expense was recorded in cost of sales and operating expenses in the amounts of $49 and $463, respectively, in the accompanying consolidated statement of operations.

     For the year ended September 30, 2006, the Company’s total stock-based compensation expense was $431 ($381 net of tax). For the year ended September 30, 2007, stock-based compensation expense was recorded in cost of sales and operating expenses in the amounts of $50 and $381, respectively, in the accompanying consolidated statement of operations.

     The following table illustrates the effect on net income and earnings per share for the year ended September 30, 2005 as if the Company’s stock-based compensation had been determined based on the fair value at the grant dates for awards made prior to fiscal 2006.

Year Ended
September 30,
2005
Net income, as reported	$7,495
Add: Stock-based employee compensation
expense included in reported net income, net of tax	74
Deduct: Total stock-based employee
compensation expense determined under fair value
based method, net of tax	(405)
Pro forma net income	$7,164
Earnings per share:
Basic – as reported	$0.96
Basic – pro forma	$0.92
Diluted – as reported	$0.94
Diluted – pro forma	$0.90

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants issued during the years ended September 30, 2007, 2006 and 2005.

	2007	2006	2005
Risk-free interest rate	4.46%	4.57%	3.86%
Expected dividend yield	0%	0%	0%
Expected term	6.4 years	6.3 years	6.5 years
Expected volatility	80%	88%	87%

     Using the Black-Scholes methodology, the total value of options granted during the years ended September 30, 2007, 2006 and 2005, was $1,526, $488 and $748, respectively, which would be amortized over the vesting period of the options. The weighted average grant date fair value of stock options granted during the years ended September 30, 2007, 2006 and 2005 was $12.40, $8.22 and $4.38 per share, respectively.

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

     The following table summarizes stock options outstanding as of September 30, 2007.

		Weighted Average
	Shares	Exercise Price
Outstanding at September 30, 2006	586,255	$5.85
Granted	123,064	17.13
Exercised	(54,778)	4.75
Forfeited	(31,756)	7.87
Outstanding at September 30, 2007	622,785	$8.40
Exercisable at September 30, 2007	316,655	$6.01

     At September 30, 2007, the weighted average remaining contractual term of options outstanding and options exercisable was 6.9 years and 5.8 years, respectively.

     The aggregate intrinsic value of options outstanding and options exercisable at September 30, 2007 was $5,995 and $3,804, respectively (the intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option). The intrinsic value of all stock options exercised during the years ended September 30, 2007, 2006 and 2005 was $640, $423 and $10, respectively. Cash received from the exercise of stock options for the years ended September 30, 2007, 2006 and 2005 was $260, $216 and $17, respectively.

     Stock option activity during the periods indicated under the 1993 Plan is as follows:

	Shares Available	Shares Subject
	For Grant	To Options	Option Prices
Outstanding at September 30, 2004	287,347	450,868	$3.96 – 21.78
Granted	(166,666)	166,666	6.00
Exercised	-	(3,832)	3.96 – 4.62
Forfeited	21,416	(21,416)	3.96 – 21.78

Outstanding at September 30, 2005	142,097	592,286	3.96 – 17.25
Granted	(45,992)	45,992	8.22 – 14.04
Exercised	-	(50,498)	3.96 – 4.68
Forfeited	42,344	(42,344)	3.96 – 16.01

Outstanding at September 30, 2006	138,449	545,436	3.96 – 17.25
Granted	(113,068)	113,068	14.03 – 18.05
Exercised	-	(54,778)	3.96 – 15.00
Forfeited	30,090	(30,090)	3.96 – 15.00

Outstanding at September 30, 2007	55,471	573,636	$3.96 – 18.05

     Stock option activity during the periods indicated under the 1995 Plan is as follows:

	Shares Available	Shares Subject
	For Grant	To Options	Option Prices
Outstanding at September 30, 2004	40,008	26,658	$3.96 – 18.00
Granted	(4,998)	4,998	7.20
Forfeited	1,666	(1,666)	18.00

Outstanding at September 30, 2005	36,676	29,990	3.96 – 16.13
Granted	(13,328)	13,328	7.20 – 12.24
Exercised	-	(833)	7.20
Forfeited	1,666	(1,666)	15.94

Outstanding at September 30, 2006	25,014	40,819	3.96 –16.13
Granted	(9,996)	9,996	17.69
Exercised	-	-	-
Forfeited	1,666	(1,666)	15.94

Outstanding at September 30, 2007	16,684	49,149	$3.96 –17.69

     The following table summarizes information about stock options under both plans outstanding at September 30, 2007:

	Options Outstanding			Options Exercisable
	Number	Weighted
	Outstanding	Average	Weighted	Number	Weighted
Range of	at	Remaining	Average	Exercisable at	Average
Exercise	September 30,	Contractual	Exercise	September 30,	Exercise
Prices	2007	Life – Years	Price	2007	Price
$3.96 – 4.68	257,600	5.9	$4.25	204,321	$4.15
7.20 – 13.50	224,820	6.9	7.88	94,870	8.30
14.03 – 18.05	140,365	8.7	16.84	17,464	15.24
$3.96 – 18.05	622,785	6.9	$8.40	316,655	$6.01

     At September 30, 2006 and 2005, 271,503 and 235,930 options, respectively, were exercisable at weighted average exercise prices of $5.76 and $5.64 per share, respectively.

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

     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently in the process of determining the effects of adopting this statement in its consolidated financial statements. In November 2007, the FASB approved the deferral of the effective date of SFAS No. 157 for one year for all nonfinancial assets and nonfinancial liabilities, except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis.

     In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Quantifying Financial Misstatements”, which expresses the Staff’s views regarding the process of quantifying financial statement misstatements. Registrants are required to quantify the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. The financial statements would require adjustment when either approach results in quantifying a misstatement that is material, after considering all relevant quantitative and qualitative factors. SAB No. 108 is effective for financial statements covering the first fiscal year ending after November 15, 2006. The adoption of this statement did not have a material effect on the Company’s financial position, results of operations or cash flows.

     In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of SFAS No. 109, “Accounting for Income Taxes”, which clarifies the accounting uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109. The interpretation prescribes a recognition threshold of more-likely-than-not and a measurement attribute on all tax positions taken or expected to be taken in a tax return in order to be recognized in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. Accordingly, the Company will adopt FIN 48 in the first quarter of fiscal 2008. The Company is currently evaluating the impact of adopting FIN 48 on its financial statements.

Note 3. Inventories

     Inventories consist of the following at September 30:

	2007	2006
Raw material	$7,057	$7,589
Work in process	66	227
Finished goods	2,029	2,102
	$9,152	$9,918

Note 4. Property, Plant and Equipment

     Property, plant and equipment consist of the following at September 30:

	2007	2006
Land and land improvements	$828	$828
Buildings	3,988	3,725
Machinery and equipment	11,853	11,190
Office furniture and equipment	4,143	3,974
Construction in progress	544	566
	21,356	20,283
Less accumulated depreciation	(12,403)	(11,826)
	$8,953	$8,457

     Depreciation expense for the years ended September 30, 2007, 2006 and 2005 was $1,793, $1,288 and $877, respectively.

Note 5. Patent License Agreements

     During fiscal 2003 the Company obtained a license agreement for use in its adjustable pedal product lines. This initial agreement was for an initial period of three years and contained provisions to be subsequently renewed annually if certain sales thresholds were met. The Company met the sales thresholds effective July 2006 and 2007, therefore the agreement is currently extended through July 2008. The Company is obligated to make royalty payments based on the number of units it sells. During the years ended September 30, 2007 and 2006, the Company sold adjustable pedals and recorded an accrual for royalties related to these sales of $6 and $4, respectively. No adjustable pedals were sold prior to fiscal 2006. Additionally, the initial license payments of $200 that were capitalized will be amortized based on the projection of units sold over the next five years. Based on these projections, the Company anticipates amortizing five and a half dollars for every adjustable pedal sold. During the years ended September 30, 2007 and 2006, the Company amortized approximately $11 and $3, respectively, related to the number of units sold. The Company has focused additional resources in the adjustable pedal market and expects sales of these products to continue to grow.

     Additionally, as part of the sale of the our passenger car and light truck product lines to Teleflex Incorporated on September 30, 2003, we obtained the right to use certain of Teleflex’s adjustable pedal patents in exchange for Teleflex receiving licenses for certain of our patents.

     In fiscal 2005, the Company entered into an agreement to license non-contacting Hall effect sensor technology. The Company is using this license to internally produce non-contacting sensors for use in its electronic throttle controls. The initial licensing fee of $140 was paid and capitalized during fiscal 2005. The Company amortizes this license fee over a five year period beginning once units are produced and sold. For the twelve months ended September 30, 2007 and 2006, the Company amortized $28 and $23, respectively, of this initial licensing fee. No units were sold prior to fiscal 2006. In addition, the Company makes royalty payments based on the number of units sold, which includes minimum yearly royalties beginning in year three of this agreement. During the years ended September 30, 2007 and 2006, the Company recorded royalty payments of $134 and $9, respectively, related to units sold during those periods. The Company capitalized, as part of the license fee, $229 which is equal to the present value of the minimum royalty payment obligation. This agreement is for a period of ten years and is renewed annually based on written mutual agreement. This agreement may be terminated by the licensor after four years if certain sales thresholds are not met.

Note 6. Settlement of Accounts Payable

     Included in the accompanying consolidated balance sheet is approximately $155 of accounts payable related to closed insolvent subsidiaries of the Company. In accordance with SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, a debtor can only relieve itself of a liability if it has been extinguished. Accordingly, a liability is considered extinguished if (a) the debtor pays the creditor and is relieved of its obligation for the liability or (b) the debtor is legally released from being the primary obligor under the liability, either judicially or by the creditor. During the years ended September 30, 2007, 2006 and 2005, the Company was judicially released from and reversed $889, $744 and $153, respectively, of old accounts payable resulting in a gain, which has been recorded in other (income) expense in the accompanying consolidated statements of operations. The Company expects to reverse amounts in future periods based on the recognition of the liabilities being judicially released in accordance with SFAS No. 140 of $90 in fiscal 2010; and $65 in fiscal 2011 – 2016.

Note 7. Debt

     In September 2004, the Company entered into a $25,000 senior secured lending facility with Merrill Lynch, consisting of an $8,000 revolving loan facility and a $17,000 term loan. The loans are secured by substantially all the assets of the Company. Borrowings under the revolving loan facility are subject to a borrowing base equal to 85% of eligible accounts receivables and 60% of eligible inventories. Interest rates under the agreement are based on the election of the Company of either a LIBOR rate or Prime rate. Under the LIBOR rate option, the revolving loan facility will bear interest at the LIBOR rate plus 3.75% per annum and borrowings under the term loan facility will bear interest at the LIBOR rate plus 4.25%. Under the Prime rate option, the revolving loan facility will bear interest at the Prime rate plus 2.75% per annum and the term loan facility will bear interest at the Prime rate plus 3.25%. Fees under the loan agreement include a fee of .50% per annum on the unused portion of the revolving credit facility.

     The Company is required to repay the term loan in equal quarterly scheduled payments which are adjusted annually to repay the remaining loan balance by the end of the term. The Company is entitled to prepay the term loan, in whole or in part, in minimum amounts without penalty and through September 30, 2007 the Company has made prepayments on the term loan so that on September 30, 2007 only $1,000 remained outstanding under the term loan. Mandatory prepayments of the loans under the term loan are required in amounts equal to 75% of the Company’s excess cash flow, as defined in the agreement, for each fiscal year. The revolving loan facility expires on September 29, 2009, at which time all outstanding amounts under the revolving loan facility are due and payable. The Company is subject to certain quarterly and annual financial covenants. At September 30, 2007 and 2006, the Company was in compliance with all but two of its financial covenants. The Company has obtained waivers from Merrill Lynch for fiscal 2007 and 2006 for the two financial covenants it did not meet.

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

     For this facility, the Company was required to pay Merrill Lynch a commitment fee of $500. In addition, the Company must pay Merrill Lynch an annual agency fee of $25 and reimburse Merrill Lynch for any costs and expenses incurred in connection with the completion of a new credit agreement. The commitment fee and expenses incurred by Merrill Lynch and paid for by the Company have been capitalized in the accompanying consolidated balance sheet. At September 30, 2007, the remaining unamortized balance is $40. This balance is being amortized over the remaining life of the loan facility utilizing the effective interest method and is adjusted accordingly if any non-scheduled debt payments are made which reduce the outstanding balance of the loan facility.

     The Company had $8,000 available under its revolving credit facility at both September 30, 2007 and 2006.

     The Company’s long-term debt consists of the following at September 30:

	2007	2006
Revolving credit facility due September 29, 2009, bearing interest at a
variable rate.	$-	$-

Term loan due September 29, 2009, balance bearing interest at a
variable rate, (11.0% at September 30, 2007)	1,000	8,540
	1,000	8,540
Less current portion	(1,000)	(3,996)

	$-	$4,544

Note 8. Employee Benefit Plans

     The Company maintains two pension plans, an hourly employee plan and a salaried employee plan. The hourly plan covers certain of the Company’s union employees. The salaried plan covers certain salaried employees. Annual net periodic pension costs under the pension plans are determined on an actuarial basis. The Company’s policy is to fund these costs over 15 years and obligations arising due to plan amendments over the period benefited. The assets and liabilities are adjusted annually based on actuarial results.

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

Adoption of SFAS No. 158

     Effective September 30, 2007, the Company adopted the recognition and disclosure provisions of SFAS No. 158. Under the recognition provisions of SFAS No. 158, “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of SFAS No. 87, 88, 106, and 132R,” the Company is required to recognize the overfunded or underfunded status of its defined benefit plans as an asset or liability, respectively, in its consolidated balance sheet at September 30, 2007. For the Company’s pension plans, the funded status is measured as the difference between the projected benefit obligation and the fair value of plan assets. For the Company’s post retirement plan, the funded status is measured as the difference between the accumulated postretirement benefit obligation and the fair value of plan assets. Under the transition provisions of SFAS No. 158, actuarial gains or losses, and prior service costs or credits that have not yet been included in net periodic benefit expense as of the adoption date are recognized in stockholders’ equity as components of the ending balance of accumulated other comprehensive income (loss), net of tax. In future periods, the Company will recognize changes in the funded status that are not components of the current-period net periodic benefit expense as a component of other comprehensive income (loss) in the year the change occurs.

     Since retrospective adoption of SFAS No. 158 is prohibited, different recognition provisions have been applied in determining the plan-related amounts reported in the Company’s consolidated balance sheets at September 30, 2007 and 2006. Prior to adoption of the recognition provisions of SFAS No. 158, the Company accounted for its pension plans and post retirement plan under SFAS No. 87, “Employers Accounting for Pensions,” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” respectively. SFAS No. 87 required an employer to report an additional minimum pension liability adjustment to recognize the shortfall between the fair value of its pension plan assets and the accumulated benefit obligation (rather than projected benefit obligation, as required by SFAS No. 158). Under SFAS No. 87 and SFAS No. 106, the liability recognized in an employer’s consolidated balance sheets was offset by unrecognized actuarial gains or losses and prior service costs or credits that had not yet been included in net periodic benefit expense.

     Upon adoption of the recognition provisions of SFAS No. 158, the Company has fully recognized the funded status of its pension plans and post retirement plan. In addition, adoption of SFAS No. 158 results in accumulated other comprehensive loss representing the net unrecognized actuarial losses, transition obligation and unrecognized prior service costs/credits. As a result, the Company recognized the following adjustments as of September 30, 2007:

	Before		After
	Application		Application
	of SFAS		of SFAS
	No. 158	Adjustments	No. 158
Other assets, net	$693	$(70)	$623
Deferred income taxes	2,102	(155)	1,947
Total assets	32,528	(225)	32,303
Employee benefit obligations	4,257	834	5,091
Accumulated other comprehensive loss	(4,202)	(749)	(4,951)
Total stockholders’ equity	17,918	(749)	17,169

     In addition, SFAS No. 158 requires plans assets and obligations to be measured as of the end of the fiscal year rather than at an earlier measurement date, as allowed under current accounting standards. The Company currently measures plan assets and obligations as of August 31. The effective date for the end of the fiscal year measurement date requirement is the first fiscal year ending after December 15, 2008. The Company has not yet adopted the measurement provisions and is currently assessing the effect it will have on its consolidated financial statements.

Pension Plans

     The following table reports the changes in the projected benefit obligation, the fair value of plan assets, and the determination of the amounts recognized in the consolidated balance sheets for the Company’s pension plans at September 30:

	Salaried Plan		Hourly Plan
September 30,	2007	2006	2007	2006
Accumulated benefit obligation	$4,894	$5,184	$7,613	$7,883
Change in projected benefit obligation:
Benefit obligation at beginning of year	$5,184	$5,401	$7,883	$8,048
Service cost	-	-	118	144
Interest cost	294	275	447	412
Actuarial (gain) loss	(267)	(199)	(238)	(286)
Curtailment	-	-	(134)	-
Benefits paid	(317)	(293)	(463)	(435)
Benefit obligation at end of year	$4,894	$5,184	$7,613	$7,883

Change in plan assets:
Fair value of plan assets at beginning of year	$3,893	$3,387	$5,729	$5,007
Actual return on plan assets	370	224	558	328
Employer contributions	633	575	1,001	829
Benefits paid	(317)	(293)	(463)	(435)
Fair value of plan assets at end of year	$4,579	$3,893	$6,825	$5,729

Funded status at end of year	$(315)	$(1,291)	$(788)	$(2,154)
Unrecognized actuarial loss	N/A	1,855	N/A	2,753
Unrecognized prior service cost	N/A	-	N/A	186
Net amount recognized	$(315)	$564	$(788)	$785

     Weighted-average assumptions used to determine benefit obligations at September 30:

	Salaried Plan		Hourly Plan
	2007	2006	2007	2006
Discount rate	6.25%	5.85%	6.25%	5.85%
Rate of compensation increase	-	-	-	-

     The amounts included in accumulated other comprehensive loss that have not yet been recognized in net periodic benefit cost as of September 30, 2007, consist of the following:

	Salaried	Hourly
	Plan	Plan
Actuarial loss	$1,399	$1,975
Prior service cost	-	70
	$1,399	$2,045

     Amounts in fiscal 2008 that will be amortized from accumulated other comprehensive loss into net periodic benefit cost include the following:

	Salaried	Hourly
	Plan	Plan
Actuarial loss	$65	$166
Prior service cost	-	21
	$65	$187

     Net periodic benefit cost for the years ended September 30 include the following:

	Salaried Plan			Hourly Plan
Years ended September 30:	2007	2006	2005	2007	2006	2005
Service cost	$-	$-	$-	$118	$144	$149
Interest cost	294	275	275	447	412	435
Expected return on plan assets	(272)	(228)	(202)	(401)	(333)	(259)
Amortization of prior service cost	-	-	-	47	52	57
Curtailment	-	-	-	69	-	-
Recognized net actuarial loss	91	117	99	249	344	367
Net periodic benefit cost	$113	$164	$172	$529	$619	$749

     Weighted-average assumptions used to determine Net Periodic Benefit Cost for the years ended September 30:

	Salaried Plan			Hourly Plan
	2007	2006	2005	2007	2006	2005
Discount rate	5.85%	5.25%	5.75%	5.85%	5.25%	5.75%
Expected return on plan assets	6.75%	6.50%	6.50%	6.75%	6.50%	5.75%
Rate of compensation increase	-	-	-	-	-	-

     The overall expected long-term rate of return assumptions for fiscal 2007 were developed using return expectations. Historical and future expected returns of multiple asset classes were analyzed to develop a risk-free real rate of return and risk premiums for each asset class. The overall rate for each asset class was developed by combining a long-term inflation component, the risk-free real rate of return, and the associated risk premium. A weighted average rate was developed based on those overall rates and the target asset allocation of the plan.

     Plan Assets:

     The Company’s pension plan weighted-average asset allocations at September 30, 2007 and 2006, by asset category are as follows:

	Salaried Plan			Hourly Plan
			Target			Target
	2007	2006	Allocation	2007	2006	Allocation
Asset Category:
Equity securities	48%	27%	39%	48%	27%	39%
Debt securities	46%	69%	55%	46%	70%	55%
Real estate	6%	4%	6%	6%	3%	6%
Total	100%	100%	100%	100%	100%	100%

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

     Cash Flows:

     The Company expects to recognize $293 in expense in fiscal 2008 related to its pension plans and make payments of $1,344 in fiscal 2008.

     Based on current data and assumptions, the following benefit payments, which reflect expected future service, as appropriate, are expected to be paid over the next 10 fiscal years:

	Benefit Payments
Year ending:	Salaried Plan	Hourly Plan
2008	$330	$500
2009	350	520
2010	400	520
2011	400	540
2012	400	590
Years 2013-2017	2,220	3,330

Post Retirement Plan

     The following table sets forth the changes in benefit obligation and the determination of the amounts recognized in the consolidated balance sheets for the Post Retirement Plan at September 30:

September 30,	2007	2006
Change in benefit obligation:
Benefit obligation at beginning of year	$3,942	$3,923
Service cost	6	7
Interest cost	221	199
Actuarial loss	84	93
Benefits paid	(265)	(280)
Benefit obligation at end of year	$3,988	$3,942

Change in plan assets:
Fair value of plan assets at beginning of year	$-	$-
Employer contributions	265	280
Benefits paid	(265)	(280)
Fair value of plan assets at end of year	$-	$-

Funded status at end of year	$(3,988)	$(3,942)
Unrecognized loss	N/A	1,509
Unrecognized prior service cost	N/A	(923)
Unrecognized transition obligation	N/A	141
Accrued benefit cost recognized	$(3,988)	$(3,215)

     Weighted-average assumptions used to determine benefit obligations at September 30:

	2007	2006
Discount rate	6.17%	5.80%
Rate of compensation increase	-	-

     The amounts included in accumulated other comprehensive loss that have not yet been recognized in net periodic benefit cost as of September 30, 2007, consist of the following:

Actuarial loss	$1,518
Prior service credit	(805)
Transition obligation	121
$834

     Amounts in fiscal 2008 that will be amortized from accumulated other comprehensive loss into net periodic benefit cost include the following:

Actuarial loss	$75
Prior service credit	(130)
Transition obligation	20
$(35)

     Net periodic post retirement benefit cost for the years ended September 30 included the following:

Year ended September 30:	2007	2006	2005
Service cost	$6	$7	$7
Interest cost	220	199	261
Amortization	(22)	(29)	23
Net periodic post retirement benefit cost	$204	$177	$291
Discount rate assumption	5.80%	5.25%	5.75%

     Based on current data and assumptions, the following benefit payments, which reflect expected future service, as appropriate, are expected to be paid over the next 10 fiscal years:

Benefit
Year ending:	Payments
2008	$288
2009	296
2010	308
2011	318
2012	317
Years 2013-2017	1,520

     The assumed health care cost trend rate used in measuring the benefit obligation ranged between 5.0%-9.0% in the first year, declining gradually to 5.0% in 2014 and remaining at 5.0% thereafter.

     If the assumed medical costs trends were increased by 1%, the benefit obligation as of September 30, 2007 would increase by $367, and the aggregate of the services and interest cost components of the net post retirement benefit cost would be increased by $21. If the assumed medical costs trends were decreased by 1%, the benefit obligation as of September 30, 2007 would decrease by $314, and the aggregate of the services and interest cost components of the net post retirement benefit cost would be decreased by $18.

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

Other Benefit Plans

     The Company sponsors a matching 401(k) plan for salaried employees and certain union employees, in which eligible employees may elect to contribute a portion of their compensation. Employer matching contributions in fiscal 2007, 2006 and 2005 were $230, $213 and $203, respectively.

Note 9. Income Tax Expense

     The provision for income tax expense is as follows for the years ended September 30:

	2007	2006	2005
Current	$3,669	$2,552	$295
Deferred	638	2,157	3,984
	$4,307	$4,709	$4,279

     The reconciliation between the effective tax rate and the statutory federal tax rate on income from continuing operations as a percent is as follows:

Provision	2007	2006	2005
Statutory federal income tax rate	34.0%	34.0%	34.0%
State taxes, net of federal income tax benefit	2.8	2.1	1.9
Reduction in deferred tax assets due to
change in state tax law	4.8	-	6.7
Abandonment of state net operating losses	4.8	-	-
Impact of foreign operations	(0.4)	0.3	1.0
Effect of change in valuation allowance	(9.8)	(0.4)	(4.6)
Stock-based compensation	0.6	0.7	-
Section 199 deduction	(0.9)	(0.8)	-
Extraterritorial income exclusion	(0.8)	(1.3)	(1.5)
Other	0.1	(1.6)	(1.2)
	35.2%	33.0%	36.3%

     At September 30, 2007, the Company had recorded an income tax receivable of $961, which is included in other accounts receivable in the accompanying consolidated balance sheets.

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 2007 and 2006 are as follows:

	2007	2006
Deferred tax assets:
Inventories	$201	$211
Warranty liability	630	635
Accrual for compensated absences	122	131
Stock based compensation	156	-
Accrual for retiree medical benefits	1,393	1,124
Accounts receivable allowance	12	365
Loss from investment in affiliate (Ajay Sports, Inc.)	3,845	3,857
Tax gain on sale/leaseback	648	642
Accrued environmental obligations	385	210
Accrued other liabilities	235	350
Pension plan comprehensive loss adjustment	-	804
State net operating loss carryforwards	133	1,304
Total deferred tax assets	7,760	9,633
Less valuation allowance	(5,433)	(6,455)
Deferred tax assets, net of valuation allowance	2,327	3,178

Deferred tax liabilities:
Plant and equipment	368	293
Pension plan comprehensive loss adjustment	12	-
Net deferred income tax assets	$1,947	$2,885

Current deferred income tax assets	$1,617	$1,992
Long-term deferred income tax assets	6,151	7,641
Long-term deferred income tax liabilities	(388)	(293)
Valuation allowance	(5,433)	(6,455)
	$1,947	$2,885

     At September 30, 2007, the Company has approximately $3,087 of state net operating loss carry-forwards, which are available to the Company in certain state tax jurisdictions and begin to expire in 2014. These state net operating loss carry-forwards have a full valuation allowance against them at September 30, 2007.

     The Company is subject to income taxes in the United States and foreign jurisdictions. In the ordinary course of the Company’s business there are transactions where the ultimate tax determination is uncertain. The Company believes that is has adequately provided for income tax issues not yet resolved with federal, state, local and foreign tax authorities. If an ultimate tax assessment exceeds the Company’s estimate of tax liabilities, an additional charge to expense would result.

     Pretax earnings of a foreign subsidiary or affiliate are subject to U.S. taxation when effectively repatriated. U.S. income taxes and foreign withholding taxes have not been provided on undistributed earnings of foreign subsidiaries. The Company intends to reinvest these earnings indefinitely in its foreign subsidiaries. It is not practical to determine the amount of income tax payable in the event the Company repatriated all undistributed foreign earnings. However, if these earnings were distributed to the U.S. in the form of dividends or otherwise, the Company would be subject to additional U.S. income taxes and foreign withholding taxes.

     The Company’s subsidiary in China is entitled to a five-year tax holiday, pursuant to which it is exempted from paying the enterprise income tax for calendar 2007, the year in which it first has positive earnings, and calendar 2008. After the two-year exemption period, the Company’s subsidiary in China will be entitled to a 50% exemption for calendar 2009 through 20011.

Note 10. Commitments and Contingencies

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

     The soil and groundwater at our Portland, Oregon facility contain certain contaminants, which were deposited from approximately 1968 through 1995. Some of this contamination has migrated offsite to neighboring properties. The Company has retained an environmental consulting firm to investigate the extent of the contamination and to determine what remediation will be required and the associated costs. During fiscal 2004, the Company entered into the Oregon Department of Environmental Quality’s voluntary clean-up program and during fiscal 2004 the Company established a liability of $950 for this matter. At September 30, 2007, the Company recorded an additional liability of $546 based on remaining cost estimates determined by the Company’s environmental consulting firm. As of September 30, 2007, the total liability recorded is $1,046 (and excludes any potential claim recovery as discussed below) and is recorded in accrued expenses in the accompanying consolidated balance sheets. The Company has asserted a contractual indemnity claim against Dana Corporation (“Dana”), from which it acquired the property, and contribution claims against other prior owners of the property as well as businesses previously located on the property (including Blount, Inc. (“Blount”) under the Federal Superfund Act and the Oregon Cleanup Law. Dana is subject to a pending bankruptcy petition. On November 20, 2007, the Company and Blount executed a settlement agreement with Dana with respect to these claims. Dana is submitting the settlement agreement to the bankruptcy court for approval; the settlement agreement also is contingent on the court’s approval of Dana’s proposed plan of reorganization in substantially the form described in Dana’s disclosure statement in effect as of this same date. If the settlement agreement is approved by the bankruptcy court and the plan of reorganization is approved, Blount will be obligated to pay the Company $625 and the Company’s claim against Dana will be allowed as an unsecured general creditor’s claim in the amount of $750. The Company anticipates the claim will be discounted and paid primarily in stock in the reorganized corporation, all in accordance with Dana’s plan of reorganization. At this time the Company is not able to reasonably estimate the net amount it may be able to realize from this unsecured claim.

     The Company believes that even with a resolution of the claims against the prior operators and owner of the property, the Company will be liable for some portion of the ultimate costs and it believes that the liability recorded at September 30, 2007 will be sufficient to cover these costs.

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

2008	$517
2009	468
2010	435
2011	430
2012	335
Total	$2,185

     Rent expense under operating leases was $436, $324 and $138 for the years ended September 30, 2007, 2006 and 2005, respectively.

Note 11. Restricted Stock

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

     Additionally, under Mr. Cavanagh’s employment agreement the Company has the option to pay up to 7% of his annual base salary in shares of common stock of the Company and exercised that option for each of fiscal 2005, 2006 and 2007. In the third quarter of fiscal 2007, the Company elected to pay 7% of Mr. Cavanagh’s fiscal 2007 salary in common stock of the Company and issued 989 shares of restricted common stock at $16.98 per share. In the third quarter of fiscal 2006, the Company paid 7% of Mr. Cavanagh’s fiscal 2006 salary in common stock of the Company and issued 1,306 shares of restricted common stock at $12.86 per share and in the second quarter of fiscal 2005, the Company paid 7% of Mr. Cavanagh’s fiscal 2005 salary in common stock and issued 2,137 shares of restricted common stock at $7.68 per share.

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

     In June 2005, the Company issued 12,722 shares of common stock to Mr. Cavanagh, at $7.86 per share. As part of his employment agreement, he was entitled to a one-time signing bonus payable in May 2005, of which $100 was payable in shares of common stock of the Company, valued at the average trading price for the preceding 30 days and $100 was payable in cash.

Note 12. Related Parties

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

     As part of the put/call option agreement, if the Company failed to pay the price of the Put for the shares required to be repurchased within 30 days after exercise of the Put by AIP, the Company would have been required to issue to AIP shares of the Company’s newly designated Series C Preferred stock. In September 2007, the Series C Preferred stock was cancelled by the Board of Directors through board resolution.

Note 13. Business Segment Information

     The Company accounts for its segments in accordance with SFAS No.131 “Disclosures about Segments of an Enterprise and Related Information.” Geographic information for revenues are allocated between the United States and International countries, depending on whether the shipments are to customers within the United States or located outside the United States. Revenues for each geographic location are as follows:

Year ended September 30,	2007	2006	2005
North America (NAFTA):
United States	$40,545	$47,473	$43,647
Canada	5,280	7,101	6,335
Mexico	3,351	3,018	2,710
	$49,176	$57,592	$52,692

Europe:
Belgium	$5,340	$5,078	$4,920
France	2,694	1,456	815
Sweden	4,219	3,949	4,099
Other	1,226	1,196	1,035
	$13,479	$11,679	$10,869
Asia:
Korea	$2,743	$2,828	$1,714
China	1,270	648	402
Other	1,691	1,468	1,199
	$5,704	$4,944	$3,315

Other:	565	419	540
Consolidated net sales	$68,924	$74,634	$67,416

Foreign sales	$28,379	$27,161	$23,769
United States sales	40,545	47,473	43,647
Consolidated net sales	$68,924	$74,634	$67,416

     During the years ended September 30, 2007, 2006 and 2005, the Company operated in two geographic reportable segments as shown in the table below.

Year ended September 30,	2007	2006	2005
Revenue – External Customers:
United States	$68,034	$74,379	$67,416
China	890	255	-
	$68,924	$74,634	$67,416

Revenue – Intersegments:
United States	$3,288	$2,601	$259
China	9,452	4,219	1
Other	512	341	189
Eliminations	(13,252)	(7,161)	(449)
	$-	$-	$-

Income before income taxes:
United States	$12,059	$14,584	$12,124
China	143	(333)	(352)
Other	42	7	2
	$12,244	$14,258	$11,774

Total assets:
United States	$27,945	$32,584
China	4,242	3,084
Other	116	81
	$32,303	$35,749

Long-lived assets:
United States	$8,141	$8,494
China	1,391	979
Other	44	11
	$9,576	$9,484

Note 14. Employment Agreements

     In March 2007, the Company entered into employment agreements with Dennis E. Bunday, its Executive Vice President and Chief Financial Officer, Mark S. Koenen, Vice President of Sales and Marketing and Gary A. Hafner, Vice President of Manufacturing. The contracts specify an initial base salary per year, plus bonuses based on parameters established by the board of directors. The agreements also provide for a one-year severance payment under certain circumstances in the event the Company terminates their employment.

     On October 1, 2004, the Company entered into an employment agreement with Patrick W. Cavanagh for the position of President and Chief Executive Officer. The contract specifies an initial base salary per year, bonus parameters established by the board of directors, relocation assistance and stock options grants to be made in fiscal 2005. The agreement also provides for severance payments under certain circumstances in the event the Company terminates his employment.

Note 15. Quarterly Data (unaudited)

     The following table summarizes the Company’s quarterly financial data for the past two fiscal years ended September 30, 2007 and 2006.

	First	Second	Third	Fourth
2007	Quarter	Quarter	Quarter	Quarter	Annual
Net sales	$18,442	$18,309	$15,822	$16,351	$68,924
Cost of sales	12,150	12,174	10,116	10,712	45,152
Gross profit	$6,292	$6,135	$5,706	$5,639	$23,772
Operating expenses	$2,799	$3,049	$2,962	$3,133	$11,943
Net income	$2,543	$2,054	$1,824	$1,516	$7,937
Earnings per common share
Basic	$0.34	$0.28	$0.24	$0.20	$1.06
Diluted	$0.33	$0.27	$0.24	$0.20	$1.03

	First	Second	Third	Fourth
2006	Quarter	Quarter	Quarter	Quarter	Annual
Net sales	$16,132	$18,796	$19,898	$19,808	$74,634
Cost of sales	10,788	11,995	12,761	12,564	48,108
Gross profit	$5,344	$6,801	$7,137	$7,244	$26,526
Operating expenses	$2,657	$2,896	$2,924	$3,222	$11,699
Net income	$1,527	$2,438	$2,769	$2,815	$9,549
Earnings per common share
Basic	$0.20	$0.33	$0.37	$0.38	$1.29
Diluted	$0.20	$0.32	$0.36	$0.37	$1.25

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

Design and Evaluation of Internal Controls Over Financial Reporting

Report of Management

     Our management is responsible for establishing and maintaining adequate internal controls over financial reporting. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

     Under the supervision and with the participation of our management, we assessed the effectiveness of our internal controls over financial reporting as of September 30, 2007. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on our assessment we believe that, as of September 30, 2007, the Company’s internal controls over financial reporting are effective based on those criteria.

     There has been no change in the Company’s internal controls over financial reporting that occurred during our fiscal quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

     Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

     Information with respect to our directors and executive officers is incorporated herein by reference to the sections entitled “Election of Directors” and “Management” in our proxy statement for our 2008 annual meeting of stockholders (the “2007 Proxy Statement”) to be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year ended September 30, 2007.

ITEM 11. EXECUTIVE COMPENSATION

     The section of our 2007 Proxy Statement entitled “Executive Compensation” is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The section of our 2007 Proxy Statement entitled “Securities Ownership of Certain Beneficial Owners and Management” is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

     The section of our 2007 Proxy Statement entitled “Certain Relationships and Related Party Transactions” is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The section of our 2007 Proxy Statement entitled “Independent Registered Public Accounting Firm” is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     (a) The following documents are filed as part of this report:

(1) Financial Statements - See “Index to Financial Statements” at Item 8 on page 24 of this Annual Report on Form 10-K.

(2) Financial Statement Schedules - All financial statement schedules are omitted either because they are not required, not applicable or the required information is included in the financial statements or notes thereto.

(3) Exhibits - See “Exhibit Index” beginning on page 59.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLIAMS CONTROLS, INC.

Date:	December 14, 2007	By	/ s / PATRICK W. CAVANAGH
Patrick W. Cavanagh, Director, President and
Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	December 14, 2007	By	/ s / R. EUGENE GOODSON
R. Eugene Goodson, Chairman of the Board

Date:	December 14, 2007	By	/ s / PATRICK W. CAVANAGH
Patrick W. Cavanagh, Director, President and
Chief Executive Officer

Date:	December 14, 2007	By	/ s / DENNIS E. BUNDAY
Dennis E. Bunday, Executive Vice President,
Chief Financial Officer and
Principal Accounting Officer

Date:	December 14, 2007	By	/ s / H. SAMUEL GREENAWALT
H. Samuel Greenawalt, Director

Date:	December 14, 2007	By	/ s / DOUGLAS E. HAILEY
Douglas E. Hailey, Director

Date:	December 14, 2007	By	/ s / CARLOS P. SALAS
Carlos P. Salas, Director

Date:	December 14, 2007	By	/ s / PETER E. SALAS
Peter E. Salas, Director

Date:	December 14, 2007	By	/ s / DONN J. VIOLA
Donn J. Viola, Director

Williams Controls, Inc.
Exhibit Index

Exhibit
Number	Description
2.01	Asset Purchase Agreement, dated as of September 30, 2003, by and among the Company, Teleflex Incorporated and Teleflex Automotive Incorporated (Incorporated by reference to Exhibit 2.1 to the Registrant's current report on Form 8-K filed on December 9, 2003).

3.01(a)	Certificate of Incorporation of the Registrant, as amended. (Incorporated by reference to Exhibit 3.01 (a) to the Registrant’s quarterly report on Form 10-Q for the quarter ended December 31, 2006)

3.01(b)	Certificate of Amendment to Certificate of Incorporation of the Registrant, dated February 27, 1995. (Incorporated by reference to Exhibit 3.01 (b) to the Registrant’s quarterly report on Form 10-Q for the quarter ended December 31, 2006)

3.01(c)	Certificate of Amendment to Certificate of Incorporation of the Registrant, dated October 28, 2004. (Incorporated by reference to Exhibit 3.01 (c) to the Registrant’s quarterly report on Form 10-Q for the quarter ended December 31, 2006)

3.01(d)	Certificate of Amendment to Certificate of Incorporation of the Registrant, dated February 22, 2005. (Incorporated by reference to Exhibit 3.01 (d) to the Registrant’s quarterly report on Form 10-Q for the quarter ended December 31, 2006)

3.01(e)	Certificate of Amendment to Certificate of Incorporation of the Registrant, dated March 2, 2006. (Incorporated by reference to Exhibit 3.01 (e) to the Registrant’s quarterly report on Form 10-Q for the quarter ended December 31, 2006)

3.02	Restated By-Laws of the Registrant as amended July 1, 2002. (Incorporated by reference to Exhibit 3.6 to the Registrant's quarterly report on Form 10-Q, Commission File No. 000-18083, for the quarter ended June 30, 2002)

4.01	Specimen Unit Certificate (including Specimen Certificate for shares of Common Stock and Specimen Certificate for the Warrants). (Incorporated by reference to Exhibits 1.1 and 1.2 to the Registrant's Registration Statement on Form 8-A, Commission File No. 000-18083, filed with the Commission on November 1, 1989)

4.07	Certificate to Provide for the Designation, Preferences, Rights, Qualifications, Limitations or Restrictions Thereof, of the Series C Preferred Stock, 15% Redeemable Non-Convertible Series (Incorporated by reference to the Registrant’s report on Form 8-K, filed on September 29, 2004)

10.01(a)	Form of Indemnification Agreement for H. Samuel Greenawalt. (Incorporated by reference to Exhibit 10.1(c) to the Registrant's annual report on Form 10-K for the fiscal year ended September 30, 1993, Commission File No. 0-18083, filed with the Commission on November 1, 1989)

10.01(b)	Form of Indemnification Agreement for Douglas E. Hailey (Incorporated by reference to Exhibit 10.1(a) to the Registrant's quarterly report on Form 10-Q for the quarter ended December 31, 2001)

10.02	The Company's 1995 Stock Option Plan for Non-Employee Directors. (Incorporated by reference to Exhibit 10.3 to the Registrant's quarterly report on Form 10-Q for the quarter ended March 31, 1995, Commission File No. 0-18083, filed with the Commission on November 1, 1989)

10.03	The Registrant's 1993 Stock Option Plan as amended to date. (Incorporated by reference to Exhibit 10.4(b) to the Registrant's annual report on Form 10-k for the fiscal year ended September 30,1998, Commission File No. 0-18083, filed with the Commission on November 1, 1989)

10.05	Management Services Agreement, dated as of July 1, 2002, by and among American Industrial Partners, a Delaware general partnership, and the Company (Incorporated by reference to Exhibit (d)(ix) to the Schedule TO-I/A filed on July 5, 2002).

10.06	Dolphin Side Letter, dated as of July 1, 2002 (Incorporated by reference to Exhibit (d)(xi) to the Schedule TO-I/A filed on July 5, 2002).

10.10	Credit Agreement, dated September 27, 2004, among Williams, Williams Controls Industries, Inc., a wholly-owned subsidiary of Williams, and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services, Inc. (Incorporated by reference to the Registrant’s report on Form 8-K, filed on September 29, 2004)

10.11	Amended and Restated Management Services Agreement, dated September 30, 2004, among Williams, American Industrial Partners and Dolphin Advisors, LLC (Incorporated by reference to the Registrant’s report on Form 8-K, filed on September 29, 2004)

10.12	Employment Agreement with Dennis E. Bunday, Executive Vice President and Chief Financial Officer (Filed herewith)

10.13	Employment Agreement with Patrick W. Cavanagh, President and Chief Executive Officer (Incorporated by reference to the Registrant’s report on Form 10-K, filed on December 14, 2006)

10.14	Revised Code of Ethics (Incorporated by reference to the Registrant’s report on Form 8-K, filed on October 3, 2006)

10.15	Employment Agreement with Mark S. Koenen, Vice President of Sales and Marketing (Filed herewith)

10.16	Employment Agreement with Gary A. Hafner, Vice President of Manufacturing (Filed herewith)

18	Preferability Letter of Independent Registered Public Accounting Firm related to the change in the measurement date for Williams pension plans from September 30 to August 31 (Incorporated by reference to Exhibit 18 to the Registrant’s annual report on Form 10-K for the fiscal year ended September 30, 2004)

21.01	Schedule of Subsidiaries (Filed Herewith)

23.01	Consent of Moss Adams LLP, Independent Registered Public Accounting Firm (Filed herewith)

23.02	Consent of KPMG LLP, Independent Registered Public Accounting Firm (Filed herewith)

31.01	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) (Filed herewith)

31.02	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) (Filed herewith)

32.01	Certification of Patrick W. Cavanagh Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Certification of Dennis E. Bunday Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002