Form 10-Q
period 2007-12-31
WILLIAMS CONTROLS INC
filed 2008-02-08
CIK 854860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2007

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

The number of shares outstanding of the registrant's common stock as of January 31, 2008: 7,512,897

Williams Controls, Inc.
December 31, 2007

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements
Williams Controls, Inc.
Condensed Consolidated Balance Sheets
(Dollars in thousands, except share and per share information)
(Unaudited)

	December 31, 2007	September 30, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$1,373	$1,621
Trade accounts receivable, less allowance of
$41 and $33 at December 31, 2007 and September 30
2007, respectively	8,599	8,054
Other accounts receivable	827	1,656
Inventories	8,760	9,152
Deferred income taxes	543	486
Prepaid expenses and other current assets	955	297
Total current assets	21,057	21,266

Property, plant and equipment, net	8,769	8,953
Deferred income taxes	1,483	1,461
Other assets, net	582	623
Total assets	$31,891	$32,303

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,668	$3,811
Accrued expenses	4,866	4,983
Current portion of employee benefit obligations	288	288
Current portion of long-term debt	875	1,000
Total current liabilities	8,697	10,082

Long-term Liabilities:
Long-term debt	-	-
Employee benefit obligations	4,437	4,803
Other long-term liabilities	254	249

Commitments and contingencies

Stockholders’ Equity:
Preferred Stock ($.01 par value, 50,000,000 authorized) Series C
(0 issued and outstanding at December 31, 2007 and September 30,
2007)	-	-
Common stock ($.01 par value, 12,500,000 authorized; 7,511,647 and 7,495,482 issued and outstanding at December 31, 2007 and
September 30, 2007, respectively)	75	75
Additional paid-in capital	35,118	34,899
Accumulated deficit	(11,403)	(12,477)
Treasury stock (21,700 shares at December 31, 2007 and
September 30, 2007)	(377)	(377)
Accumulated other comprehensive loss	(4,910)	(4,951)
Total stockholders’ equity	18,503	17,169
Total liabilities and stockholders’ equity	$31,891	$32,303

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

Williams Controls, Inc.
Condensed Consolidated Statements of Operations
(Dollars in thousands, except share and per share information)
(Unaudited)

	Three Month Period Ended December 31,
	2007	2006
Net sales	$14,972	$18,442
Cost of sales	10,086	12,150

Gross profit	4,886	6,292

Operating expenses:
Research and development	1,009	830
Selling	678	520
Administration	1,401	1,273
Realignment of operations	-	176
Total operating expenses	3,088	2,799

Operating income	1,798	3,493

Other (income) expenses:
Interest income	(22)	(36)
Interest expense	88	258
Other income, net	(34)	(603)
Total other (income) expenses	32	(381)

Income before income taxes	1,766	3,874
Income tax expense	610	1,331

Net income	$1,156	$2,543

Net income per common share – basic	$0.15	$0.34
Weighted average shares used in per share calculation – basic	7,508,861	7,439,746

Net income per common share – diluted	$0.15	$0.33
Weighted average shares used in per share calculation – diluted	7,756,635	7,693,601

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

Williams Controls, Inc.
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Three Month Period Ended December 31,
	2007	2006
Cash flows from operating activities:
Net income	$1,156	$2,543
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	459	501
Deferred income taxes	(37)	-
Stock based compensation	149	114
Gain on settlement of liabilities	-	(589)
Changes in operating assets and liabilities
Receivables, net	284	1,356
Inventories	392	(841)
Accounts payable and accrued expenses	(1,384)	(1,010)
Prepaid expenses and other current assets	(658)	(556)
Other	(341)	(232)
Net cash provided by operating activities	20	1,286

Cash flows from investing activities:
Purchases of property, plant and equipment	(213)	(687)
Net cash used in investing activities	(213)	(687)

Cash flows from financing activities:
Payments of debt	(125)	(712)
Net proceeds from exercise of stock options	70	44
Net cash used in financing activities	(55)	(668)

Net decrease in cash and cash equivalents	(248)	(69)
Cash and cash equivalents at beginning of period	1,621	2,530

Cash and cash equivalents at end of period	$1,373	$2,461

Supplemental disclosure of cash flow information:
Interest paid	$42	$221
Income taxes paid	$-	$-

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

Williams Controls, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Three Month periods ended December 31, 2007 and 2006
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Note 1. Organization

Williams Controls, Inc., including its wholly-owned subsidiaries as follows, are hereinafter referred to as the “Company,” “Registrant,” “we,” “our,” or “us.”

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

Note 2. Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared by the Company and, in the opinion of management, reflect all material normal recurring adjustments necessary to present fairly the Company’s financial position as of December 31, 2007 and the results of operations and cash flows for the three month periods ended December 31, 2007 and 2006.  The results of operations for the three month period ended December 31, 2007 are not necessarily indicative of the results to be expected for the entire fiscal year.

Certain information and footnote disclosures made in the last Annual Report on Form 10-K have been condensed or omitted for the interim consolidated statements.  Certain costs are estimated for the full year and allocated to interim periods based on activity associated with the interim period.  Accordingly, such costs are subject to year-end adjustment.  It is management’s opinion that, when the interim consolidated statements are read in conjunction with the Company’s annual report on Form 10-K, for the fiscal year ended September 30, 2007, the disclosures are adequate to make the information presented not misleading.  The interim consolidated financial statements include the accounts of the Company and its subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.

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

Note 3. Realignment of Operations

During the second quarter of fiscal year 2006, the Company initiated a plan for realignment (“the Plan”) of its Portland, Oregon manufacturing operations as part of ongoing efforts to focus on its core product competencies and improve its global competitiveness.  The Plan was essentially completed in fiscal 2007.  The Plan consisted of outsourcing all of the Company’s die casting and machining operations to high-quality suppliers, primarily in Asia, and relocating of the Company’s assembly operations for the majority of its pneumatic products to its manufacturing facility in Suzhou, China.  In conjunction with the realignment, the Company eliminated 50 hourly and 2 salaried positions from its Portland, Oregon headquarters during fiscal 2007.   As part of the Plan, the Company incurred a one-time termination benefit with those employees affected by the Plan.

 In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” and related guidance, a one-time benefit arrangement must meet certain criteria in order for a Company to recognize a liability for such one-time benefits.  The plan must establish the terms of the benefit arrangement, including the benefits that employees will receive upon termination, in sufficient detail to enable employees to determine the type and amount of benefits they will receive if they are involuntarily terminated.  That determination was reached when the Company began negotiations over the effects of the realignment related workforce reductions with the United Automobile Workers of America (“UAW”) during the third quarter of fiscal 2006, at which time the Company began to record an estimated liability for anticipated termination costs.  The Company reached an agreement with the UAW regarding the effects of the realignment associated workforce reduction on April 6, 2007.

The total costs of the Plan were approximately $1.5 million and include costs related to hourly and salaried termination benefits of $605; supplier and parts qualification of $100; refurbishment of tools of $150; accelerated depreciation on certain assets of $240; and general administrative and other costs of $400.  Certain of these costs are classified in financial statement line items other than realignment of operations expense.  The Company recorded realignment expenses of $176 for the three month period ended December 31, 2006, which were recorded in operating expenses in the accompanying condensed consolidated statements of operations.  No realignment expense was recorded during the three month period ended December 31, 2007, as the realignment was substantially complete.  Following is a reconciliation of the changes in the Company’s liability accrual related to the employee termination benefits during fiscal 2008 and the comparable period in fiscal 2007.

	Three month period ended December 31,
	2007	2006
Balance at beginning of period	$86	$226
Payments	(48)	-
Additional accruals	-	105
Balance at end of period	$38	$331

The liability of $38 at December 31, 2007 represents the remaining employee termination benefits that have been earned but have yet to be paid out.

Note 4. Accounting for Stock Based Compensation

The Company uses SFAS No. 123R, “Share Based Payment,” which revises SFAS No. 123, “Accounting for Stock-Based Compensation” to account for stock based compensation.  Prior to fiscal year 2006, the Company accounted for its stock-based compensation plans using the intrinsic value-based method under Accounting Principles Board Opinion No. 25 (APB 25).  No compensation expense was recorded for stock options granted to employees prior to October 1, 2005 under the intrinsic value method.

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

The non-employee Director Plan (the “1995 Plan”) reserves an aggregate of 66,666 shares of the Company’s common stock for the issuance of stock options, which may be granted to non-employee directors of the Company.  Under the 1995 Plan the non-employee directors are each automatically granted 1,666 options at a price equal to the market value on the date of grant which is the date of the annual stockholders’ meeting each year, exercisable for 10 years after the date of the grant.  These options are exercisable as to 25% of the shares thereby on the date of grant and as to an additional 25%, cumulatively on the first, second and third anniversaries of the date of grant.

As of December 31, 2007 there was $1,794 of total unrecognized compensation costs related to nonvested stock options.  That cost is expected to be recognized over a weighted average period of 3.3 years.  For the three month period ended December 31, 2007, the Company’s total stock-based compensation expense was $149 ($126 net of tax).  Stock-based compensation expense was recorded in cost of sales and operating expenses in the amounts of $25 and $124, respectively, in the accompanying condensed consolidated statement of operations. For the three month period ended December 31, 2006, the Company’s total stock-based compensation expense was $114 ($104 net of tax).  Stock-based compensation expense was recorded in cost of sales and operating expenses in the amounts of $16 and $98, respectively, in the accompanying condensed consolidated statement of operations.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants issued during the three month period ended December 31, 2006.  No options were granted during the three month period ended December 31, 2007.

Three Month Period Ended December 31,
2006
Risk-free interest rate	4.60%
Expected dividend yield	0%
Expected term	6.5 years
Expected volatility	86%

The expected term of options granted represents the weighted average period the stock options are expected to remain outstanding and is calculated using the simplified method under SAB 107, which expresses the view of the Securities and Exchange Commission (“SEC”) Staff regarding interaction between SFAS No. 123R and certain SEC rules and regulations and provides the Staff’s views regarding the valuation of share-based payment arrangements for public companies.  Expected volatilities are based on the historical volatility of the Company’s common stock.

The following table summarizes stock options outstanding as of December 31, 2007 as well as activity during the three month period then ended.

	Shares	Weighted Average Exercise Price

Outstanding at September 30, 2007	622,785	$8.40
Granted	-	-
Exercised	(16,165)	4.37
Forfeited	(7,686)	7.80
Outstanding at December 31, 2007	598,934	8.51

Exercisable at December 31, 2007	342,142	$6.33

At December 31, 2007, the weighted average remaining contractual term of options outstanding and options exercisable was 6.7 years and 5.8 years, respectively.

The aggregate intrinsic value of options outstanding and options exercisable at December 31, 2007 was $5,226 and $3,690, respectively (the intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option).  The aggregate intrinsic value of options outstanding and options exercisable at December 31, 2006 was $4,967 and $2,594, respectively. There were no stock options granted during the three month period ended December 31, 2007. The weighted average grant date fair value of stock options granted during the three month period ended December 31, 2006 was $10.45 per share.  The intrinsic value of all stock options exercised during the three month period ended December 31, 2007 was $217.  Cash received from the exercise of stock options for the three month period ended December 31, 2007 was $70.

The intrinsic value of all stock options exercised during the three month period ended December 31, 2006 was $109.  Cash received from the exercise of stock options for the three month period ended December 31, 2006 was $44.

Note 5. Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income," requires companies to report a measure of all changes in equity except those resulting from investments by owners and distributions to owners.  Total comprehensive income for the three month periods ended December 31, 2007 and 2006 was $1,197 and $2,555, respectively, and consisted of net income and foreign currency translation adjustments.  As of December 31, 2007, accumulated other comprehensive loss was $4,910 and consisted of accumulated benefit obligations in excess of the plan assets for both the Hourly Employees pension plan and the Salaried Employees pension plan and the effect of foreign currency translation adjustments.

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

Following is a reconciliation of basic EPS and diluted EPS:

	Three Month Period Ended December 31, 2007			Three Month Period Ended December 31, 2006
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount

Basic EPS –	$1,156	7,508,861	$0.15	$2,543	7,439,746	$0.34

Effect of dilutive securities –
Stock options		247,774			253,855

Diluted EPS –	$1,156	7,756,635	$0.15	$2,543	7,693,601	$0.33

For the three month period ended December 31, 2007, the Company had options covering 99,246 shares that were not considered in the dilutive EPS calculation since they would have been antidilutive.  For the three month period ended December 31, 2006, the Company had options and warrants covering 47,034 shares not considered in the dilutive EPS calculation since they would have been antidilutive.

Note 7. Inventories

Inventories, net of reserves, consist of the following:

	December 31, 2007	September 30, 2007

Raw materials	$6,677	$7,057
Work in process	37	66
Finished goods	2,046	2,029
	$8,760	$9,152

Note 8. Settlement of Accounts Payable

Included in the accompanying condensed consolidated balance sheet is approximately $155 of accounts payable related to closed insolvent subsidiaries of the Company.  In accordance with SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, a debtor can only relieve itself of a liability if it has been extinguished.  Accordingly, a liability is considered extinguished if (a) the debtor pays the creditor and is relieved of its obligation for the liability or (b) the debtor is legally released from being the primary obligor under the liability, either judicially or by the creditor.

During the first quarter of fiscal 2007, the Company was judicially released from and reversed $589 of old accounts resulting in a gain, which has been recorded in other (income) expense in the accompanying condensed consolidated statements of operations.  No amounts were released and reversed during the first quarter of fiscal 2008.  The Company will continue to monitor its ability to reverse amounts in future periods based on the recognition of the liabilities being judicially released in accordance with SFAS No. 140.  If judicially released, the Company would reverse $90 in fiscal 2010 and a total of $65 in fiscal 2011 – 2016.

Note 9. Debt

In September 2004, the Company entered into a $25,000 senior secured lending facility with Merrill Lynch, consisting of an $8,000 revolving loan facility and a $17,000 term loan.  The loans are secured by substantially all the assets of the Company.  Borrowings under the revolving loan facility are subject to a borrowing base equal to 85% of eligible accounts receivables and 60% of eligible inventories.  Interest rates under the agreement are based on the election of the Company of either a LIBOR rate or Prime rate.  Under the LIBOR rate option, the revolving loan facility will bear interest at the LIBOR rate plus 3.75% per annum and borrowings under the term loan facility will bear interest at the LIBOR rate plus 4.25%.  Under the Prime rate option, the revolving loan facility will bear interest at the Prime rate plus 2.75% per annum and the term loan facility will bear interest at the Prime rate plus 3.25%.  Fees under the loan agreement include an unused line fee of 0.50% per annum on the unused portion of the revolving credit facility.

The Company is required to repay the term loan in equal quarterly scheduled payments which are adjusted annually to repay the remaining loan balance by the end of the term.  The Company is entitled to prepay the term loan, in whole or in part, in minimum amounts without penalty and through December 31, 2007 the Company has made prepayments on the term loan so that on December 31, 2007 only $875 remained outstanding under the term loan.  Mandatory prepayments of the loans under the term loan are required in amounts equal to 75% of the Company’s excess cash flow, as defined in the agreement, for each fiscal year.  The revolving loan facility expires on September 29, 2009, at which time all outstanding amounts under the revolving loan facility are due and payable.  The Company is subject to certain quarterly and annual financial covenants.

The Company had available under its revolving credit facility $8,000 at December 31, 2007 and September 30, 2007.

The Company’s long-term debt consists of the following:

	December 31, 2007	September 30, 2007
Revolving credit facility due September 29, 2009, bearing interest at a variable rate.	$-	$-

Term loan due September 29, 2009, balance bearing interest at a variable rate, (10.5% at December 31, 2007)	875	1,000
	875	1,000
Less current portion	(875)	(1,000)
	$-	$-

Note 10.  Product Warranties

The Company establishes a product warranty liability based on a percentage of product sales.  The liability is based on historical return rates of products and amounts for significant and specific warranty issues, and is included in accrued expenses in the accompanying condensed consolidated balance sheets.  Warranty is limited to a specified time period, mileage or hours of use, and varies by product, application and customer.  The Company has recorded a liability, which in the opinion of management, is adequate to cover such warranty costs.  Following is a reconciliation of the changes in the Company’s warranty liability for the three month periods ended December 31, 2007 and 2006.

	Three Month Period Ended December 31, 2007		Three Month Period Ended December 31, 2006
Balance at September 30, 2007	$1,712	Balance at September 30, 2006	$1,720

Payments	(178)	Payments	(107)
Additional accruals	189	Additional accruals	221

Balance at December 31, 2007	$1,723	Balance at December 31, 2006	$1,834

Included in the warranty liability at December 31, 2006 were $400 of warranty liabilities associated with our former passenger car and light truck product lines, which were sold on September 30, 2003.  At September 30, 2007, the Company reversed this $400 warranty liability as the warranty return period had expired.

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

Components of Net Periodic Benefit Cost:
	Salaried Employees Plan		Hourly Employees Plan
	Three Month Period Ended December 31,		Three Month Period Ended December 31,
	2007	2006	2007	2006
Service cost	$-	$-	$16	$29
Interest cost	74	73	115	112
Expected return on plan assets	(77)	(68)	(118)	(100)
Amortization of prior service cost	-	-	5	12
Amortization of loss	16	23	42	62
Net periodic benefit cost	$13	$28	$60	$115

The Company expects total contributions to its pension plans in fiscal 2008 to be $1,344.  During the three month period ended December 31, 2007, the Company has made contributions of $402.

The Company also provides health care and life insurance benefits for certain of its retired employees.  These benefits are subject to deductibles, co-payment provisions and other limitations.  Disclosures regarding the components of net periodic benefit cost and contributions of the Company’s post-retirement plan are required for interim financial statements and are included below.  The Company did not make any contributions to the post-retirement plan for the quarters ended December 31, 2007 and 2006.

Components of Net Periodic Benefit Cost:
	Post-Retirement Plan
	Three Month Periods Ended December 31,
	2007	2006
Service cost	$1	$2
Interest cost	59	55
Amortization	(8)	(6)
Net periodic benefit cost	$52	$51

Note 12. Income Taxes

In June, 2006 the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 establishes a single model to address accounting for uncertain tax positions.  FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company adopted the provisions of FIN 48 on October 1, 2007.  As of the date of adoption, the Company had unrecognized tax benefits of $109, of which $72 will favorably affect the effective tax rate, if recognized.  The adoption of FIN 48 resulted in a decrease of $82 to retained earnings as a cumulative effect adjustment to stockholder’s equity.  The amount of interest and penalties related to the unrecognized tax benefits as of the date of adoption was $14.  The Company will recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense.  The Company believes that it is reasonably possible that all of it unrecognized tax benefits could be recognized within the 12 months of this reporting date.

The Company is subject to U.S. federal, state and foreign income taxes.  The Company is no longer subject to U.S. federal, state or foreign income tax examinations for fiscal years ended before September 30, 2004, September 30, 2003 and September 30, 2005, respectively.  However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses or tax credits were generated and carried forward, and make adjustments up to the amount of the net operating loss or credit carryforward amount.

The Company is not currently under Internal Revenue Service (“IRS”) examination.  The Company is undergoing an Oregon tax examination for the fiscal years ended September 30, 2004 through 2006.  The Company is not currently under examination in any other states or foreign jurisdictions.

Note 13. Segment Information

The Company accounts for its segments in accordance with SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information”.  During the three month periods ended December 31, 2007 and 2006, the Company operated in two geographic reportable segments as shown in the table below.

	Three Month Periods Ended December 31,
	2007	2006
Revenue – External Customers:
United States	$14,735	$18,302
China	237	140
	$14,972	$18,442
Revenue – Intersegments:
United States	$163	$483
China	2,823	2,432
Other	138	115
Eliminations	(3,124)	(3,030)
	$-	$-
Income before income taxes:
United States	$1,671	$3,805
China	127	194
Other	(32)	(125)
	$1,766	$3,874

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

The soil and groundwater at the Company’s Portland, Oregon facility contains certain contaminants, which were deposited from approximately 1968 through 1995.  Some of this contamination has migrated offsite to neighboring properties.  The Company has retained an environmental consulting firm to investigate the extent of the contamination and to determine what remediation will be required and the associated costs.  During fiscal 2004, the Company entered into the Oregon Department of Environmental Quality’s voluntary clean-up program and during fiscal 2004 the Company established a liability of $950 for this matter.  At September 30, 2007, the Company recorded an additional liability of $546 based on remaining costs estimates determined by the Company’s environmental consulting firm.  As of December 31, 2007, the total liability recorded is $1,025 (and excludes any potential claim recovery as discussed below) and is recorded in accrued expenses in the accompanying condensed consolidated balance sheet.  The Company has asserted a contractual indemnity claim against Dana Corporation (“Dana”), from which it acquired the property, and contribution claims against other prior owners of the property as well as businesses previously located on the property (including Blount, Inc. (“Blount”) under the Federal Superfund Act and the Oregon Cleanup Law.  Dana is subject to a pending bankruptcy petition.  On November 20, 2007, the Company and Blount executed a settlement agreement with Dana with respect to these claims.  Dana is submitting the settlement agreement to the bankruptcy court for approval; the settlement agreement also is contingent on the court’s approval of Dana’s proposed plan of reorganization in substantially the form described in Dana’s disclosure statement in effect as of this same date.  If the settlement agreement is approved by the bankruptcy court and the plan of reorganization is approved, Blount will be obligated to pay the Company $625 and the Company’s claim against Dana will be allowed as an unsecured general creditor’s claim in the amount of $750.  The Company anticipates the claim will be discounted and paid primarily in stock in the reorganized corporation, all in accordance with Dana’s plan of reorganization.  At this time, the Company is not able to reasonably estimate the net amount it may be able to realize from this unsecured claim and has not recognized any asset in the financial statements pertaining to any recovery from either Blount or Dana.  The Company believes that even with a resolution of the claims against the prior operators and owner of the property, the Company will be liable for some portion of the ultimate costs and it believes that the liability recorded at December 31, 2007 will be sufficient to cover these costs.

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

This section summarizes the significant factors affecting our consolidated results of operations, financial condition and liquidity position for the three month periods ended December 31, 2007 and 2006.  This section should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this document.   Statements in this report that relate to future results and events are based on our current expectations.  Actual results in future periods may differ materially from those currently expected or desired because of a number of risks and uncertainties, including, but not limited to, those risks discussed in the section entitled “Risk Factors” in our annual report on Form 10-K for the fiscal year ended September 30, 2007.

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

As we move forward in fiscal 2008 and beyond, we will continue to work closely with our existing and potential customers to design and develop new products and adapt existing products to new applications, and to improve the performance, reliability and cost-effectiveness of our products.

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

Revenue Recognition

Revenue is recognized at the time of product delivery, which is when title and risk of loss transfers to customers, and when all of the following have occurred: a firm sales agreement is in place, pricing is fixed or determinable, and collection is reasonably assured.  Revenues are reported net of rebates and customer discounts.  Discounts and rebates are recorded during the period they are earned by the customer.

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

Stock-Based Compensation Expense

We use SFAS No. 123R for computing stock based compensation expense, which requires us to measure compensation cost for all outstanding unvested share-based awards, and awards we grant, modify, repurchase or cancel in the future, at fair value and recognize compensation over the requisite service period for awards expected to vest.  The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results differ from our estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised.  We consider many factors when calculating fair value including estimated stock price volatility, expected term and expected forfeitures.  Factors considered in estimating forfeitures include the types of awards, employee class, and historical experience.  Actual results may differ substantially from these estimates.  We recorded $149 and $114 of stock-based compensation expense for the three month periods ended December 31, 2007 and December 31, 2006 respectively.  Stock-based compensation expense recorded for the three month period ended December 31, 2007 included $25 in cost of sales, $17 in research and development, $17 in selling and the remaining $90 in administration expense.  Stock-based compensation expense recorded for the three month period ended December 31, 2006 included $16 in cost of sales, $9 in research and development, $13 in selling and the remaining $76 in administration expense.

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

Results of Operations
Financial Summary
(Dollars in Thousands)

	Three Month Periods Ended December 31,
	2007	2006	2006 to 2007
Net sales	$14,972	$18,442	(18.8)%
Cost of sales	10,086	12,150	(17.0)%

Gross profit	4,886	6,292	(22.3)%

Research and development	1,009	830	21.6%
Selling	678	520	30.4%
Administration	1,401	1,273	10.1%
Realignment of operations	-	176	NM

Operating income	$1,798	$3,493	(48.5)%

As a percentage of net sales:
Cost of sales	67.4%	65.9%
Gross margin	32.6%	34.1%
Research and development	6.7%	4.5%
Selling	4.5%	2.8%
Administration	9.4%	6.9%
Realignment of operations	-	1.0%
Operating income	12.0%	18.9%

Comparative – Three month periods ended December 31, 2007 and 2006

NM = Not Meaningful
			Percent Change
For the Three Month Period Ended December 31:	2007	2006	2006 to 2007
Net sales	$14,972	$18,442	(18.8)%

Net sales decreased $3,470 in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007.  The major factor in the sales decline was a reduction in the build rates of heavy trucks in the North American market.  In that market, sales were down 58% compared to the first quarter of fiscal 2007, and is representative of the overall reduction in the truck build rates.  The Company’s share of that market and unit pricing remained essentially unchanged from the prior year.  Sales to European truck customers increased 13% on a quarter over quarter basis and helped offset a portion of the decline from the North American truck market.  Net sales in Asia decreased 1% and off-road decreased 3%.  We expect that electronic throttle control sales will increase or decrease in the future in line with changes in heavy truck and transit bus production volumes in the various geographic markets in which we serve and when new product lines are established, however, competitive pricing may continue to reduce per unit pricing.  A change in emissions regulations in the United States effective January 1, 2007 had a negative impact on truck sales in North America beginning in our second fiscal quarter of 2007 and continued into the first quarter of fiscal 2008.  The published reports of the decline in North American heavy truck production are that overall truck production volumes in North America in calendar year 2007 declined approximately 35% over the calendar 2006 production volumes.  As this production shift has been attributed to the change in emission standards, the Company anticipates that North American truck production volumes will increase in subsequent years, although potentially not until 2009 and potentially not to the 2006 levels.

			Percent Change
For the Three Month Period Ended December 31:	2007	2006	2006 to 2007
Gross profit	$4,886	$6,292	(22.3)%

Gross profit was $4,886, or 32.6% of net sales in the first quarter of fiscal 2008, a decrease of $1,406 compared to the gross profit of $6,292, or 34.1% of net sales, in the comparable fiscal 2007 period.

The decrease in gross profit in the first quarter of fiscal 2008 is primarily driven by a 58% net decrease in sales of electronic throttle systems to North American heavy truck customers.  During fiscal 2007, we substantially completed our realignment of operations, as discussed in Note 3 in the Notes to Consolidated Financial Statements, and as a result of this realignment we have experienced an overall reduction in labor costs and net material costs due to continued efforts in global sourcing and the production of our own internally developed contacting and non-contacting sensors.  Throughout fiscal 2007 and the first quarter of fiscal 2008, gross profit was negatively impacted by higher purchase prices for certain raw materials.

			Percent Change
For the Three Month Period Ended December 31:	2007	2006	2006 to 2007
Research and development	$1,009	$830	21.6%

Research and development expenses increased $179 for the first quarter of fiscal 2008 compared to the comparable period in 2007.  The Company’s research and development expenditures will fluctuate based on the products under development at any given point in time.  Expenses were up in the first quarter over last year’s first quarter and were due to higher salary costs and costs related to our Conceptual Development Center, which was completed in mid-fiscal 2007.  Overall, we expect research and development expenses to increase slightly over fiscal 2007 levels due to additional new product design projects

			Percent Change
For the Three Month Period Ended December 31:	2007	2006	2006 to 2007
Selling	$678	$520	30.4%

Selling expenses increased $158 during the three month period ended December 31, 2007 as compared with the three month period ended December 31, 2006 mainly due to higher overall salaries and expanded selling and marketing efforts, including expenses associated with sales and marketing related travel in the European, Asian, South American, Australian and off-road markets.

			Percent Change
For the Three Month Period Ended December 31:	2007	2006	2006 to 2007
Administration	$1,401	$1,273	10.1%

Administration expenses for the three month period ended December 31, 2007 increased $128 when compared with the same period in fiscal 2007.  The increase in administration expenses is primarily a result of designing changes to our compensation structure, employee recruitment and relocation costs and continued costs to comply with Sarbanes Oxley, slightly offset by a decrease in legal fees associated with the class action lawsuit discussed in Note 14 to our unaudited condensed consolidated financials statements.

			Percent Change
For the Three Month Period Ended December 31:	2007	2006	2006 to 2007
Realignment of operations	$-	$176	NM

The Company recorded expenses of $176 during the three month period ended December 31, 2006, related to its realignment of operations as discussed in Note 3 of the unaudited condensed consolidated financial statements.  No realignment expenses were recorded during the first quarter of fiscal 2008 as the realignment was substantially complete as of September 30, 2007.

					Percent Change
For the Three Month Period Ended December 31:	2007		2006		2006 to 2007
Interest income	$	(22)	$	(36)	(38.9)%

Interest expense		$88		$258	(65.9)%

Interest expense decreased $170 in the first quarter of fiscal 2008 as compared to the first quarter of fiscal 2007 due to significant reductions in debt levels throughout fiscal 2007.  We expect interest expense to continue to decrease in fiscal 2008 when compared with fiscal 2007 due to the continued reduction of debt levels resulting from scheduled debt payments.   Our outstanding debt balance at December 31, 2007 was $875.

			Percent Change
For the Three Month Period Ended December 31:	2007	2006	2006 to 2007
Other income, net	$(34)	$ (603)	NM

Other income was $34 in the first quarter of fiscal 2008 compared to other income of $603 in the first quarter of fiscal 2007.  Included in other income for the three month period ended December 31, 2006 was a gain of $589 for the reversal of old accounts payable as discussed in Note 8 of the unaudited condensed consolidated financials statements.

			Percent Change
For the Three Month Period Ended December 31:	2007	2006	2006 to 2007
Income tax expense	$610	$1,331	(54.2)%

Income tax expense reflects an effective tax rate of 34.5% for the quarter ended December 31, 2007 compared to an effective tax rate of 34.4% for the quarter ended December 31, 2006.

Financial Condition, Liquidity and Capital Resources

Cash generated by operating activities was $20 for the first quarter of fiscal 2008, a decrease of $1,266 from the cash generated by operating activities of $1,286 during the first quarter of fiscal 2007.   Net income plus non cash charges for depreciation and stock based compensation contributed $1,764 in the first quarter of fiscal 2008 and $3,158 in the first quarter of fiscal 2007.

Changes in working capital items used cash of $1,707 in the first quarter of fiscal 2008 and $1,283 in the first fiscal quarter of 2007.  Timing of collections on receivables generated cash of $284 in fiscal 2008 and $1,356 in 2007.  Inventories were reduced $392 in the first quarter of fiscal 2008 compared to an increase in inventories of $841 in the first quarter of fiscal 2007.  Cash was used to increase inventory levels in the first quarter of fiscal 2007 to facilitate switching of suppliers to lower cost suppliers, primarily in China, the realignment efforts and to support increasing operations in our Suzhou, China manufacturing facility.  We feel that inventory levels reached their maximum levels in mid fiscal 2007 and will continue to decline as supplier switching is completed.  Accounts payable and accrued expenses decreased in the first quarter of fiscal 2008 primarily due to the lower sales and inventory levels plus seasonal payments of certain expenses.  In the first quarter of fiscal 2007 accounts payable and accrued expenses declined from seasonal payments of certain expenses.  Also during the first quarter of fiscal 2007, the Company was judicially released from and wrote off $589 of old accounts payable.  In addition, cash flows from operations for the three month period ended December 31, 2007 included payments to our pension plans of $402.  For the three month period ended December 31, 2006, we contributed $372 to our pension plans.  We believe we will continue to generate positive cash from continuing operations.

Cash used in investing activities was $213 for the three month period ended December 31, 2007 and $687 for the three months ended December 31, 2006 and was comprised solely of purchases of equipment for both periods.  We expect our cash use for investing activities to increase throughout the fiscal year as we continue to make purchases of capital equipment.

Cash used in financing activities was $55 for the quarter ended December 31, 2007, compared to cash used in financing activities of $668 for the quarter ended December 31, 2006.  The use of cash for financing activities for the first quarter of fiscal 2008 primarily relates to scheduled debt payments on our Merrill Lynch term loan, offset slightly by proceeds from the exercise of stock options.  The use of cash for financing activities for the first quarter of fiscal 2007 primarily relates to scheduled debt payments on our term loan.

At December 31, 2007, we had $8,000 available under our revolving credit facility with Merrill Lynch plus cash and cash equivalents of $1,373.  We believe these resources, when combined with cash provided by operations, will be sufficient to meet our working capital needs on a short-term and long-term basis.

Contractual Obligations as of December 31, 2007

At December 31, 2007, our contractual obligations consisted of bank debt, operating lease obligations, a service agreement and a license agreement.  We did not have any material letters of credit, or debt guarantees outstanding at December 31, 2007.  Maturities of these contractual obligations consist of the following:

	Payments due by period
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Term loan	$875	$875	$-	$-	$-
Revolver	-	-	-	-	-
Operating leases	2,090	532	1,337	221	-
MMT license - minimum royalties	385	45	140	150	50
Management Services Agreement	60	60	-	-	-
	$3,410	$1,512	$1,477	$371	$50

Certain liabilities, including those related to our pension and post-retirement benefit plans, are reported in the accompanying condensed consolidated balance sheets but are not reflected in the table above due to the absence of stated maturities.  We have net obligations at December 31, 2007 related to our pension plans and post-retirement medical plan of $774 and $3,951, respectively.  We funded $402 to our pension plans during the first quarter of fiscal 2008 compared to $372 contributed for the first quarter of fiscal 2007.  We expect to make payments to our pension plans of $942 throughout the rest of fiscal 2008.

Included in the accompanying condensed consolidated balance sheet is approximately $155 of accounts payable related to closed insolvent subsidiaries of the Company.  In accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” a debtor can only relieve itself of a liability if it has been extinguished.  A liability is considered extinguished if (a) the debtor pays the creditor and is relieved of its obligation for the liability or (b) the debtor is legally released from being the primary obligor under the liability, either judicially or by the creditor.  During the first quarter of fiscal 2007, the Company was judicially released from and reversed $589 of old accounts payable resulting in a gain, which has been recorded in other (income) expense in the accompanying condensed consolidated statements of operations.  No amounts were released and reversed during the first quarter of fiscal 2008.  The Company will continue to monitor its ability to reverse amounts in future periods based on the recognition of the liabilities being judicially released in accordance with SFAS No. 140.   If judicially released, the Company would reverse $90 in fiscal 2010 and a total of $65 in fiscal 2011 – 2016.

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

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of SFAS No. 109, “Accounting for Income Taxes,” which clarifies the accounting uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109.  The interpretation prescribes a recognition threshold of more-likely-than-not and a measurement attribute on all tax positions taken or expected to be taken in a tax return in order to be recognized in the financial statements.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  Accordingly, the Company adopted FIN 48 on October 1, 2007 with the cumulative effect of adoption being recorded in retained earnings.  Refer to the discussion in Note 12 of the unaudited condensed consolidated financials statements regarding the impact FIN 48 had on the Company’s financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and changes in the market value of investments.  The Company’s primary market risk results from fluctuations in interest rates.

Interest Rate Risk:

●
The Company has a five-year revolving and term loan agreement with its primary lender Merrill Lynch.  Interest rates under the agreements are variable and are based on the election of the Company of either a LIBOR rate or Prime rate.

●
As of December 31, 2007, the outstanding balance on the term loan was $875, and there was no balance on the revolving loan.  The effective annual interest rate on the term loan was 10.5% as of December 31, 2007.  The Company does not believe that a hypothetical 10% change in end of the period interest rates or changes in future interest rates on these variable rate obligations would have a material effect on its financial position, results of operations, or cash flows.  The Company has not hedged its exposure to interest rate fluctuations.

Foreign Currency Risk:

●
We sell our products to customers in the heavy truck, transit bus and off-road equipment industries.  For the three month periods ended December 31, 2007 and 2006, the Company had foreign sales of approximately 44% and 39% of net sales, respectively.  All worldwide sales in the first quarter of fiscal 2008 and 2007, with the exception of $237 and $140, respectively, were denominated in U.S. dollars.  During fiscal 2005, we established a manufacturing facility in Suzhou, China and we opened sales offices in Shanghai, China and Ismaning (which is near Munich), Germany.  We purchase components internationally for use in both our products whose sales are denominated in U.S. dollars and other currencies.  Although the Company is expanding its international exposure, it does not believe that changes in future exchange rates would have a material effect on its financial position, results of operations, or cash flows at this time.  As a result, the Company has not entered into forward exchange or option contracts for transactions to hedge against foreign currency risk.  The Company will continue to assess its foreign currency risk as its international operations, international purchases and sales increase.

Investment Risk:

●
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

Internal control systems, no matter how well designed and operated, have inherent limitations.  Therefore, even a system which is determined to be effective cannot provide absolute assurance that all control issues have been detected or prevented.  Our systems of internal controls are designed to provide reasonable assurance with respect to financial statement preparation and presentation.

PART II – OTHER INFORMATION

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

The soil and groundwater at the Company’s Portland, Oregon facility contains certain contaminants, which were deposited from approximately 1968 through 1995.  Some of this contamination has migrated offsite to neighboring properties.  The Company has retained an environmental consulting firm to investigate the extent of the contamination and to determine what remediation will be required and the associated costs.  During fiscal 2004, the Company entered into the Oregon Department of Environmental Quality’s voluntary clean-up program and during fiscal 2004 the Company established a liability of $950 for this matter.  At September 30, 2007, the Company recorded an additional liability of $546 based on remaining costs estimates determined by the Company’s environmental consulting firm.  As of December 31, 2007, the total liability recorded is $1,025 (and excludes any potential claim recovery as discussed below) and is recorded in accrued expenses in the accompanying condensed consolidated balance sheet.  The Company has asserted a contractual indemnity claim against Dana Corporation (“Dana”), from which it acquired the property, and contribution claims against other prior owners of the property as well as businesses previously located on the property (including Blount, Inc. (“Blount”) under the Federal Superfund Act and the Oregon Cleanup Law.  Dana is subject to a pending bankruptcy petition.  On November 20, 2007, the Company and Blount executed a settlement agreement with Dana with respect to these claims.  Dana is submitting the settlement agreement to the bankruptcy court for approval; the settlement agreement also is contingent on the court’s approval of Dana’s proposed plan of reorganization in substantially the form described in Dana’s disclosure statement in effect as of this same date.  If the settlement agreement is approved by the bankruptcy court and the plan of reorganization is approved, Blount will be obligated to pay the Company $625 and the Company’s claim against Dana will be allowed as an unsecured general creditor’s claim in the amount of $750.  The Company anticipates the claim will be discounted and paid primarily in stock in the reorganized corporation, all in accordance with Dana’s plan of reorganization.  At this time, the Company is not able to reasonably estimate the net amount it may be able to realize from this unsecured claim and has not recognized any asset in the financial statements pertaining to any recovery from either Blount or Dana.  The Company believes that even with a resolution of the claims against the prior operators and owner of the property, the Company will be liable for some portion of the ultimate costs and it believes that the liability recorded at December 31, 2007 will be sufficient to cover these costs.

Item 1A.  Risk Factors

There have been no significant changes in risk factors for the quarter ended December 31, 2007.  See the information set forth in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007.

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

3.01(a)	Certificate of Incorporation of the Registrant, as amended. (Incorporated by reference to Exhibit 3.01(a) to the Registrant’s quarterly report on Form 10-Q for the quarter ended December 31, 2006)

3.01(b)
Certificate of Amendment to Certificate of Incorporation of the Registrant, dated February 27, 1995. (Incorporated by reference to Exhibit 3.01 (b) to the Registrant’s quarterly report on Form 10-Q for the quarter ended December 31, 2006)

3.01(c)
Certificate of Amendment to Certificate of Incorporation of the Registrant, dated October 28, 2004. (Incorporated by reference to Exhibit 3.01 (c) to the Registrant’s quarterly report on Form 10-Q for the quarter ended December 31,2006)

3.01(d)
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

WILLIAMS CONTROLS, INC.

Date: February 8, 2008	By:	/s/ PATRICK W. CAVANAGH
Patrick W. Cavanagh
President and Chief Executive Officer

Date: February 8, 2008	By:	/s/ DENNIS E. BUNDAY
Dennis E. Bunday
Chief Financial Officer