Form 10-Q
period 2008-03-31
WILLIAMS CONTROLS INC
filed 2008-05-09
CIK 854860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2008

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

Yes  [     ]    No  [ X ]

The number of shares outstanding of the registrant's common stock at April 30, 2008: 7,527,012

Williams Controls, Inc.
March 31, 2008

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements
Williams Controls, Inc.
Condensed Consolidated Balance Sheets
(Dollars in thousands, except share and per share information)
(Unaudited)

	March 31, 2008	September 30, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$3,250	$1,621
Short-term investments	381	-
Trade accounts receivable, less allowance of $49 and $33 at March 31, 2008 and September 30, 2007, respectively	10,629	8,054
Other accounts receivable	645	1,656
Inventories	8,069	9,152
Deferred income taxes	544	486
Prepaid expenses and other current assets	628	297
Total current assets	24,146	21,266

Property, plant and equipment, net	8,852	8,953
Deferred income taxes	1,514	1,461
Other assets, net	560	623
Total assets	$35,072	$32,303

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3,787	$3,811
Accrued expenses	4,975	4,983
Current portion of employee benefit obligations	288	288
Current portion of long-term debt	-	1,000
Total current liabilities	9,050	10,082

Long-term Liabilities:
Employee benefit obligations	4,438	4,803
Other long-term liabilities	259	249

Commitments and contingencies

Stockholders’ Equity:
Preferred stock ($.01 par value, 50,000,000 authorized) Series C (0 issued and outstanding at March 31, 2008 and September 30, 2007)	-	-
Common stock ($.01 par value, 12,500,000 authorized; 7,527,012 and 7,495,482 issued and outstanding at March 31, 2008 and September 30, 2007, respectively)	75	75
Additional paid-in capital	35,364	34,899
Accumulated deficit	(8,923)	(12,477)
Treasury stock (21,700 shares at March 31, 2008 and September 30, 2007)	(377)	(377)
Accumulated other comprehensive loss	(4,814)	(4,951)
Total stockholders’ equity	21,325	17,169
Total liabilities and stockholders’ equity	$35,072	$32,303

Williams Controls, Inc.
Condensed Consolidated Statements of Operations
(Dollars in thousands, except share and per share information)
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
Net sales	$16,484	$18,309	$31,456	$36,751
Cost of sales	10,858	12,174	20,943	24,325

Gross profit	5,626	6,135	10,513	12,426

Operating expenses:
Research and development	992	838	2,001	1,668
Selling	659	572	1,337	1,092
Administration	1,363	1,382	2,765	2,655
Gain from settlement of environmental claims	(1,010)	-	(1,010)	-
Realignment of operations	-	257	-	433
Total operating expenses	2,004	3,049	5,093	5,848

Operating income	3,622	3,086	5,420	6,578

Other (income) expense:
Interest income	(11)	(25)	(32)	(61)
Interest expense	42	209	131	467
Other income, net	(73)	(259)	(108)	(863)
Total other income	(42)	(75)	(9)	(457)

Income before income taxes	3,664	3,161	5,429	7,035
Income tax expense	1,184	1,107	1,793	2,438

Net income	$2,480	$2,054	$3,636	$4,597

Net income per common share – basic	$0.33	$0.28	$0.48	$0.62
Weighted average shares used in per share calculation – basic	7,518,217	7,460,709	7,513,488	7,450,112

Net income per common share – diluted	$0.32	$0.27	$0.47	$0.60
Weighted average shares used in per share calculation – diluted	7,743,835	7,735,525	7,749,198	7,718,489

Williams Controls, Inc.
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Six Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net income	$3,636	$4,597
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	905	971
Deferred income taxes	(69)	(120)
Share-based compensation	318	252
Gain on settlement of liabilities	-	(840)
Gain from settlement of environmental claims	(327)	-
Gain from disposal of fixed assets	(24)	(1)
Changes in operating assets and liabilities
Receivables, net	(1,564)	437
Inventories	1,083	(538)
Prepaid expenses and other current assets	(331)	(345)
Accounts payable and accrued expenses	(156)	(1,537)
Other	(338)	(337)
Net cash provided by operating activities	3,133	2,539

Cash flows from investing activities:
Purchases of property, plant and equipment	(676)	(1,269)
Proceeds from sales of property, plant and equipment	25	-
Net cash used in investing activities	(651)	(1,269)

Cash flows from financing activities:
Payments of debt	(1,000)	(2,468)
Net proceeds from exercise of stock options	147	179
Net cash used in financing activities	(853)	(2,289)

Net increase (decrease) in cash and cash equivalents	1,629	(1,019)
Cash and cash equivalents at beginning of period	1,621	2,530

Cash and cash equivalents at end of period	$3,250	$1,511

Supplemental disclosure of cash flow information:
Interest paid	$90	$391
Income taxes paid	$307	$1,925

Williams Controls, Inc.
Notes to Condensed Consolidated Financial Statements
Three and Six Months ended March 31, 2008 and 2007
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Note 1. Organization

Williams Controls, Inc., including its wholly-owned subsidiaries as follows and hereinafter referred to as the “Company,” “we,” “our,” or “us.”

Active Subsidiaries – Williams Controls Industries, Inc. ("Williams"); Williams (Suzhou) Controls Co. Ltd. (“Williams Controls Asia”); Williams Controls Europe GmbH (“Williams Controls Europe”); and Williams Controls India Private Limited (“Williams Controls India”).

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

Note 2. Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared by the Company and, in the opinion of management, reflect all material normal recurring adjustments necessary to present fairly the Company’s financial position as of March 31, 2008 and the results of operations and cash flows for the three and six months ended March 31, 2008 and 2007.  The results of operations for the three and six months ended March 31, 2008 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

Note 3. Realignment of Operations

The realignment of operations was essentially completed as of the date of the Company’s last fiscal year end on September 30, 2007.

During the second quarter of fiscal year 2006, the Company initiated a plan for realignment (“the Plan”) of its Portland, Oregon manufacturing operations as part of ongoing efforts to focus on its core product competencies and improve its global competitiveness.  The Plan consisted of outsourcing all of the Company’s die casting and machining operations to high-quality suppliers, primarily in Asia, and relocating of the Company’s assembly operations for the majority of its pneumatic products to its manufacturing facility in Suzhou, China.  In conjunction with the realignment, the Company eliminated 50 hourly and 2 salaried positions from its Portland, Oregon manufacturing facility during fiscal 2007.   As part of the Plan, the Company incurred a one-time termination benefit with those employees affected by the Plan.

The total costs of the Plan were approximately $1.5 million and include costs related to hourly and salaried termination benefits of $605; supplier and parts qualification of $100; refurbishment of tools of $150; accelerated depreciation on certain assets of $240; and general administrative and other costs of $400.  Certain of these costs are classified in financial statement line items other than realignment of operations expense.  The Company recorded realignment expenses of $257 and $433, respectively, for both the three and six months ended March 31, 2007, which were recorded in operating expenses in the accompanying condensed consolidated statements of operations.   No realignment expense was recorded during the three and six months ended March 31, 2008, as the realignment was substantially complete as of September 30, 2007.  Following is a reconciliation of the changes in the Company’s liability accrual related to the employee termination benefits during fiscal 2008 and the comparable period in fiscal 2007.

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
Balance at beginning of period	$38	$331	$86	$226
Payments	(36)	-	(84)	-
Additional accruals	-	151	-	256
Balance at end of period	$2	$482	$2	$482

Note 4. Accounting for Share-Based Compensation

The Company uses SFAS No. 123R, “Share Based Payment,” to account for its share-based compensation plans.  The Company uses the Black-Scholes option pricing model to value its stock option grants under SFAS No. 123R, applying the “modified prospective method” for existing grants which requires the Company to value stock options prior to its adoption of SFAS No 123R under the fair value method and expense the unvested portion over the remaining vesting period.  Share-based compensation expense is recognized on a straight-line basis over the requisite service period, which equals the vesting period.  Under SFAS No 123R, the Company is also required to estimate forfeitures in calculating the expense related to share-based compensation.  In addition, SFAS No. 123R requires the Company to reflect the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash inflow.

The Company currently has two qualified stock option plans.  The Restated 1993 Stock Option Plan (the “1993 Plan”) reserves an aggregate of 870,000 shares of the Company’s common stock for the issuance of stock options, which includes the 120,000 share increase in authorized shares approved by the stockholders at the February 28, 2008 Annual Meeting of Stockholders.  These shares may be granted to employees, officers and directors of and consultants to the Company.  Under the terms of the 1993 Plan, the Company may grant “incentive stock options” or “non-qualified options” with an exercise price of not less than the fair market value on the date of grant.  Options granted under the 1993 Plan have a vesting schedule, which is typically five years, determined by the Compensation Committee of the Board of Directors and expire ten years after the date of grant. The non-employee Director Plan (the “1995 Plan”) reserves an aggregate of 86,666 shares of the Company’s common stock for the issuance of stock options, which includes the 20,000 share increase in authorized shares approved by the stockholders at the February 28, 2008 Annual Meeting of Stockholders.  These shares may be granted to non-employee directors of the Company.  Under this plan the non-employee directors are each automatically granted 1,666 options at a price equal to the market value on the date of grant which is the date of the annual stockholders’ meeting each year, exercisable for 10 years after the date of the grant.  These options are exercisable as to 25% of the shares thereby on the date of grant and as to an additional 25%, cumulatively on the first, second and third anniversaries of the date of grant.

As of March 31, 2008, there was $1,718 of total unrecognized compensation costs related to nonvested stock options.  That cost is expected to be recognized over a weighted average period of 3.5 years.  For the three and six months ended March 31, 2008, the Company’s total share-based compensation expense was $169 ($139 net of tax) and $318 ($265 net of tax), respectively.  For the three months ended March 31, 2008, share-based compensation expense included $25 in cost of sales, $17 in research and development, $16 in selling and the remaining $111 in administration expense in the accompanying consolidated statement of operations.  For the six months ended March 31, 2008, share-based compensation expense included $50 in cost of sales, $33 in research and development, $33 in selling and the remaining $202 in administration expense.  For the three and six months ended March 31, 2007, the Company’s total share-based compensation expense was $139 ($122 net of tax) and $252 ($219 net of tax), respectively.  For the three months ended March 31, 2007, share-based compensation expense included $11 in cost of sales, $2 in research and development, $14 in selling and the remaining $112 in administration expense.  For the six months ended March 31, 2007, share-based compensation expense included $26 in cost of sales, $11 in research and development, $28 in selling and the remaining $187 in administration expense.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants issued during the three and six months ended March 31, 2008 and 2007.

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
Risk-free interest rate	3.07%	4.53%	3.07%	4.55%
Expected dividend yield	0%	0%	0%	0%
Expected term	5.8 years	6.3 years	5.8 years	6.4 years
Expected volatility	68%	82%	68%	84%

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

The following table summarizes stock options outstanding as of March 31, 2008 as well as activity during the six month period then ended.

	Shares	Weighted Average Exercise Price

Outstanding at September 30, 2007	622,785	$8.40
Granted	10,996	15.27
Exercised	(31,530)	4.66
Forfeited	(20,842)	11.66
Outstanding at March 31, 2008	581,409	8.61

Exercisable at March 31, 2008	355,919	$6.44

At March 31, 2008, the weighted average remaining contractual term of options outstanding and options exercisable was 6.7 years and 5.9 years, respectively.

The aggregate intrinsic value of options outstanding and options exercisable at March 31, 2008 was $3,416 and $2,653, respectively (the intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option).  The aggregate intrinsic value of options outstanding and options exercisable at March 31, 2007 was $6,140 and $3,481, respectively.  The weighted average grant date fair value of stock options granted during the three months ended March 31, 2008 and 2007 was $9.47 and $13.10 per share, respectively.  The weighted average grant date fair value of stock options granted during the six months ended March 31, 2008 and 2007 was $9.47 and $12.18 per share, respectively.  The intrinsic value of all stock options exercised during the three and six months ended March 31, 2008 was $154 and $371, respectively.  Cash received from the exercise of stock options for the three and six months ended March 31, 2008 was $76 and $147, respectively.

The intrinsic value of all stock options exercised during the three and six months ended March 31, 2007 was $303 and $411, respectively.  Cash received from the exercise of stock options for the three and six months ended March 31, 2007 was $135 and $179, respectively.

Note 5. Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income," requires companies to report a measure of all changes in equity except those resulting from investments by owners and distributions to owners.  Total comprehensive income for the three months ended March 31, 2008 and 2007 was $2,576 and $2,066, respectively, and for the six months ended March 31, 2008 and 2007 was $3,773 and $4,621, respectively, and consisted primarily of net income and foreign currency translation adjustments.  As of March 31, 2008, accumulated other comprehensive loss was $4,814 and consisted of accumulated benefit obligations in excess of the plan assets for both the hourly employees pension plan and the salaried employees pension plan, unrealized gains (losses) on available-for-sale securities and the effect of foreign currency translation adjustments.

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

Following is a reconciliation of basic EPS and diluted EPS from continuing operations:

	Three Months Ended March 31, 2008			Three Months Ended March 31, 2007
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount

Basic EPS –	$2,480	7,518,217	$0.33	$2,054	7,460,709	$0.28

Effect of dilutive securities –
Stock options	-	225,618		-	274,816

Diluted EPS –	$2,480	7,743,835	$0.32	$2,054	7,735,525	$0.27

	Six Months Ended March 31, 2008			Six Months Ended March 31, 2007
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount

Basic EPS –	$3,636	7,513,488	$0.48	$4,597	7,450,112	$0.62

Effect of dilutive securities –
Stock options	-	235,710		-	268,377

Diluted EPS –	$3,636	7,749,198	$0.47	$4,597	7,718,489	$0.60

For the three and six months ended March 31, 2008, the Company had options covering 111,658 and 100,662 shares, respectively, that were not considered in the diluted EPS calculation since they would have been antidilutive.  For the three and six months ended March 31, 2007, the Company had options and warrants covering 46,912 shares that were not considered in the diluted EPS calculation since they would have been antidilutive.

Note 7. Inventories

Inventories, net of reserves, consist of the following:

	March 31, 2008	September 30, 2007

Raw materials	$5,378	$7,057
Work in process	63	66
Finished goods	2,628	2,029
	$8,069	$9,152

Note 8. Settlement of Accounts Payable

Included in the accompanying consolidated balance sheet is approximately $155 of accounts payable related to closed insolvent subsidiaries of the Company.  In accordance with SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” a debtor can only relieve itself of a liability if it has been extinguished.  A liability is considered extinguished if (a) the debtor pays the creditor and is relieved of its obligation for the liability or (b) the debtor is legally released from being the primary obligor under the liability, either judicially or by the creditor.  During the three and six months ended March 31, 2007, the Company was judicially released from and reversed $251 and $840, respectively, of old accounts resulting in a gain, which has been recorded in other (income) expense in the accompanying condensed consolidated statements of operations.  No amounts were released and reversed during the three and six months ended March 31, 2008.  The Company will continue to monitor its ability to reverse amounts in future periods based on the recognition of the liabilities being judicially released in accordance with SFAS No. 140.  If judicially released, the Company anticipates reversing $90 in fiscal 2010; and a total of $65 in fiscal 2011 – 2016.

Note 9. Debt

As of March 31, 2008, the Company has paid off its entire term loan debt and has no amounts outstanding under its revolving loan facility.

In September 2004, the Company entered into a $25,000 senior secured lending facility with Merrill Lynch, consisting of an $8,000 revolving loan facility and a $17,000 term loan.  The term loan has been repaid in its entirety.  The loans are secured by substantially all the assets of the Company.  Borrowings under the revolving loan facility are subject to a borrowing base equal to 85% of eligible accounts receivables and 60% of eligible inventories.  Interest rates under the agreement are based on the election of the Company of either a LIBOR rate or Prime rate.  Under the LIBOR rate option, the revolving loan facility will bear interest at the LIBOR rate plus 3.75% per annum.  Under the Prime rate option, the revolving loan facility will bear interest at the Prime rate plus 2.75% per annum.  Fees under the loan agreement include an unused line fee of 0.50% per annum on the unused portion of the revolving credit facility.

The Company had available under its revolving credit facility $8,000 at both March 31, 2008 and September 30, 2007.

The Company’s long-term debt consists of the following:

	March 31, 2008	September 30, 2007
Revolving credit facility due September 29, 2009, bearing interest at a variable rate.	$-	$-

Term loan due September 29, 2009, balance bearing interest at a variable rate.	-	1,000
	-	1,000
Less current portion	-	(1,000)
	$-	$-

Note 10.  Product Warranties

The Company establishes a product warranty liability based on a percentage of product sales.  The liability is based on historical return rates of products and amounts for significant and specific warranty issues, and is included in accrued expenses in the accompanying condensed consolidated balance sheets.  Warranty is limited to a specified time period, mileage or hours of use, and varies by product, application and customer.  The Company has recorded a liability, which in the opinion of management, is adequate to cover such warranty costs.  Warranty payments can vary significantly from year to year and quarter to quarter depending on the timing of the settlement of warranty claims with various customers.  Following is a reconciliation of the changes in the Company’s warranty liability for the three and six months ended March 31, 2008 and 2007:

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
Balance at beginning of period	$1,723	$1,834	$1,712	$1,720
Payments	(713)	(133)	(891)	(240)
Warranty claims accrued	253	198	442	419
Adjustments in estimates	-	239	-	239

Balance at end of period	$1,263	$2,138	$1,263	$2,138

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

Included in the warranty liability at March 31, 2007 were $400 of warranty liabilities associated with our former passenger car and light truck product lines, which were sold on September 30, 2003.  At September 30, 2007, the Company reversed this $400 warranty liability as the warranty return period had expired.

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

Components of Net Periodic Benefit Cost:
	Salaried Plan		Hourly Plan
	Three Months Ended March 31,		Three Months Ended March 31,
	2008	2007	2008	2007
Service cost	$-	$-	$16	$29
Interest cost	74	73	115	112
Expected return on plan assets	(77)	(68)	(118)	(100)
Amortization of prior service cost	-	-	5	12
Amortization of loss	16	23	42	62
Net periodic benefit cost	$13	$28	$60	$115

	Six Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
Service cost	$-	$-	$32	$58
Interest cost	148	146	230	224
Expected return on plan assets	(154)	(136)	(236)	(200)
Amortization of prior service cost	-	-	10	24
Amortization of loss	32	46	84	124
Net periodic benefit cost	$26	$56	$120	$230

The Company expects total contributions to its pension plans in fiscal 2008 to be $1,307.  During the six months ended March 31, 2008, the Company has made contributions of $456.

The Company also provides health care and life insurance benefits for certain of its retired employees.  These benefits are subject to deductibles, co-payment provisions and other limitations.  Disclosures regarding the components of net periodic benefit cost and contributions of the Company’s post-retirement plan are required for interim financial statements and are included below.  The Company did not make any contributions to the post-retirement health care plan for the three and six months ended March 31, 2008 and 2007.

Components of Net Periodic Benefit Cost:
	Post-Retirement Plan
	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
Service cost	$1	$2	$2	$4
Interest cost	59	55	118	110
Amortization	(8)	(6)	(16)	(12)
Net periodic benefit cost	$52	$51	$104	$102

Note 12. Income Taxes

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

The Company adopted the provisions of FIN 48 on October 1, 2007.  As of the date of adoption, the Company had unrecognized tax benefits of $109, of which $72 will favorably affect the effective tax rate, if recognized.  The adoption of FIN 48 resulted in a decrease of $82 to retained earnings as a cumulative effect adjustment to stockholder’s equity.  The amount of interest and penalties related to the unrecognized tax benefits as of the date of adoption was $14.  There have not been any significant changes in the Company’s uncertain tax benefits since adoption.  The Company will recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense.  The Company believes that it is reasonably possible that all of it unrecognized tax benefits could be recognized within the 12 months of this reporting date.

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

Note 13. Segment Information

The Company accounts for its segments in accordance with SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information”.  During the three and six months ended March 31, 2008 and 2007, the Company operated in two geographic reportable segments as shown in the table below.

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
Revenue – External Customers:
United States	$16,012	$18,184	$30,747	$36,486
China	472	125	709	265
	$16,484	$18,309	$31,456	$36,751
Revenue – Intersegments:
United States	$478	$861	$642	$1,344
China	3,189	1,786	6,011	4,218
Other	166	153	304	269
Eliminations	(3,833)	(2,800)	(6,957)	(5,831)
	$-	$-	$-	$-
Income before income taxes:
United States	$3,172	$3,253	$4,842	$7,057
China	341	(153)	468	41
Other	151	61	119	(63)
	$3,664	$3,161	$5,429	$7,035

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

The soil and groundwater at the Company’s Portland, Oregon facility contains certain contaminants, which were deposited from approximately 1968 through 1995.  Some of this contamination has migrated offsite to neighboring properties.  The Company has retained an environmental consulting firm to investigate the extent of the contamination and to determine what remediation will be required and the associated costs.  During fiscal 2004, the Company entered into the Oregon Department of Environmental Quality’s voluntary clean-up program and during fiscal 2004 the Company established a liability of $950 for this matter.  At September 30, 2007, the Company recorded an additional liability of $546 based on remaining costs estimates determined by the Company’s environmental consulting firm.  As of March 31, 2008, the total liability recorded is $1,018 (and excludes any claim recovery as discussed below) and is recorded in accrued expenses in the accompanying condensed consolidated balance sheet.  The Company asserted a contractual indemnity claim against Dana Corporation (“Dana”), from which it acquired the property, and contribution claims against other prior owners of the property as well as businesses previously located on the property (including Blount, Inc. (“Blount”) under the Federal Superfund Act and the Oregon Cleanup Law.  During the second quarter of fiscal 2008, the Company entered into a settlement agreement with Dana and Blount.  In connection with the settlement agreement, the Company received cash payments of $683 and shares of Dana stock equal to approximately $327 at the time of settlement.  The Company recorded these shares as available-for-sale securities in short-term investments in the accompanying condensed consolidated balance sheets.  A gain of $1,010 was recorded in operating expenses in the condensed consolidated financial statements for the receipt of the cash and stock.  On March 31, 2008, the value of the Dana shares was reduced to $258 based on the share price on that date.  The Company believes that even with this resolution of these claims against the prior operators and owner of the property, the Company will be liable for some portion of the ultimate costs and it believes that the liability recorded at March 31, 2008 will be sufficient to cover the remaining costs.

On October 1, 2004, the Company was named as a co-defendant in a product liability case (Cuesta v. Ford, et al, District Court for Bryant, Oklahoma).  During the second quarter of fiscal 2007, the Oklahoma district court granted the plaintiffs class action status.  The complaint seeks an unspecified amount of damages on behalf of the class.  The Company and Ford appealed the District Court’s class certification ruling to the Court of Civil Appeals of the State of Oklahoma (“Appeals Court”).  On March 21, 2008, the Appeals Court, in a 3-to-0 decision, reversed the District Court’s ruling and decertified the nationwide class.  As permitted under Oklahoma law, the plaintiffs have filed for a re-hearing by the Appeals Court and on April 18, 2008 the Appeals Court denied the motion for re-hearing.  Under Oklahoma law, the plaintiffs have the right to appeal to the Oklahoma Supreme Court, however, as of the date of this filing the plaintiffs have not done so.  The Company continues to believe the claim to be without merit and intends to continue to vigorously defend against this action.  Although the Appeals Court decision is favorable to the Company, there can be no assurance that the ultimate outcome of the lawsuit will be favorable to the Company or will not have a material adverse effect on the Company’s business, consolidated financial condition and results of operations.  The Company cannot reasonably estimate the possible loss or range of loss at this time.  In addition, the Company has incurred and may incur future litigation expenses in defending this litigation.

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

This section summarizes the significant factors affecting our consolidated results of operations, financial condition and liquidity position for the three and six months ended March 31, 2008 and 2007.  This section should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this document.   Statements in this report that relate to future results and events are based on our current expectations.  Actual results in future periods may differ materially from those currently expected or desired because of a number of risks and uncertainties, including, but not limited to, those risks discussed in the section entitled “Risk Factors” in our annual report on Form 10-K for the fiscal year ended September 30, 2007.

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

Investors are cautioned to consider the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007 when considering forward-looking statements.  If any of these items actually occur, our business, results of operations, financial condition or cash flows could be materially adversely affected.

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

Share-Based Compensation Expense

We use SFAS No. 123R for computing share-based compensation expense, which requires us to measure compensation cost for all outstanding unvested share-based awards, and awards we grant, modify, repurchase or cancel in the future, at fair value and recognize compensation over the requisite service period for awards expected to vest.  The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results differ from our estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised.  We consider many factors when calculating fair value including estimated stock price volatility, expected term and expected forfeitures.  Factors considered in estimating forfeitures include the types of awards, employee class, and historical experience.  Actual results may differ substantially from these estimates.

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

Results of Operations

Financial Summary
(Dollars in Thousands)

	Three Months Ended March 31,			Six Months Ended March 31,
	2008	2007	% Change	2008	2007	% Change
Net sales	$16,484	$18,309	(10.0%)	$31,456	$36,751	(14.4%)
Cost of sales	10,858	12,174	(10.8%)	20,943	24,325	(13.9%)

Gross profit	5,626	6,135	(8.3%)	10,513	12,426	(15.4%)

Research and development	992	838	18.4%	2,001	1,668	20.0%
Selling	659	572	15.2%	1,337	1,092	22.4%
Administration	1,363	1,382	(1.4%)	2,765	2,655	4.1%
Gain from settlement of environmental claims	(1,010)	-	NM	(1,010)	-	NM
Realignment of operations	-	257	NM	-	433	NM

Operating income	$3,622	$3,086	17.4%	5,420	6,578	(17.6%)

As a percentage of net sales:
Cost of sales	65.9%	66.5%		66.6%	66.2%
Gross margin	34.1%	33.5%		33.4%	33.8%
Research and development	6.0%	4.6%		6.4%	4.5%
Selling	4.0%	3.1%		4.3%	3.0%
Administration	8.3%	7.5%		8.8%	7.2%
Gain from settlement of environmental claims	(6.1%)	-		(3.2%)	-
Realignment of operations	-	1.4%		-	1.2%
Operating income	22.0%	16.9%		17.2%	17.9%

Comparative – Three months ended March 31, 2008 and 2007

NM = Not Meaningful
			Percent Change
For the Three Months Ended March 31:	2008	2007	2007 to 2008
Net sales	$16,484	$18,309	(10.0%)

Net sales decreased $1,825 in the second quarter of fiscal 2008 compared to the second quarter of fiscal 2007, primarily due to an overall decrease in the build rates of heavy trucks in the North American market.  In that market, sales were down 43% when compared to the same quarter in fiscal 2007.  The Company’s share of this market and unit pricing remained essentially unchanged from the prior year.  Sales to our European truck customers increased approximately 35% over the prior year quarter and sales volumes in the Asia market increased 84% on a quarter over quarter basis.  The combination of these increases helped to offset a portion of the decline from the North American truck market.  Net sales in the world-wide off-road market declined approximately 13%.  We expect that electronic throttle control sales will increase or decrease in the future in part in line with changes in heavy truck, transit bus and off-road production volumes in the various geographic markets in which we serve and increase or decrease when product applications change; however, competitive pricing may continue to reduce per unit pricing.  A change in emissions regulations in the United States, effective January 1, 2007, had a negative impact on truck sales in North America beginning in our second quarter of fiscal 2007 and continued into the second quarter of fiscal 2008.  The published reports of the decline in North American heavy truck production are that overall truck production volumes in North America in calendar year 2007 declined approximately 35% over the calendar year 2006 production volumes.  These same reports estimate that the 2008 calendar year heavy truck production levels will remain in line with the 2007 calendar year production levels.  As this production decline has been attributed to the change in emission standards, the Company anticipates that North American truck production volumes will increase in subsequent years, although not until 2009 and potentially not to the 2006 levels.

			Percent Change
For the Three Months Ended March 31:	2008	2007	2007 to 2008
Gross profit	$5,626	$6,135	(8.3%)

Gross profit was $5,626, or 34.1% of net sales in the second quarter of 2008, a decrease of $509 compared to the gross profit of $6,135, or 33.5% of net sales, in the comparable fiscal 2007 period.

The decrease in gross profit in the second quarter of fiscal 2008 is primarily driven by the 43% net decrease in sales of electronic throttle control systems to North American heavy truck customers.  During fiscal 2007, we substantially completed our realignment of operations, as discussed in Note 3 to our unaudited condensed consolidated financial statements, and as a result of this realignment we have experienced an overall reduction in labor costs and net material costs due to continued efforts in global sourcing and the production of our own internally developed contacting and non-contacting sensors.  Throughout fiscal 2007 and the first six months of fiscal 2008, gross profit was negatively impacted by higher purchase prices for certain raw materials.  Gross profit was negatively impacted in the second quarter of fiscal 2007 due to an increase in warranty liability of $239, as noted in Note 10 to our unaudited condensed consolidated financial statements.  Overhead expenses remained relatively flat between quarters, but increased as a percentage of sales during the quarter ended March 31, 2008 due to lower sales volumes.

			Percent Change
For the Three Months Ended March 31:	2008	2007	2007 to 2008
Research and development	$992	$838	18.4%

Research and development expenses increased $154 for the second quarter of fiscal 2008 when compared to the same period in fiscal 2007.  The Company’s research and development expenditures will fluctuate based on the products under development at any given point in time.  Expenses were up in the second quarter over last year’s second quarter, primarily due to higher salary costs and costs related to our Conceptual Development Center, which was completed in mid fiscal 2007 and a higher level of new product development.  Overall, we expect research and development expenses to increase slightly over fiscal 2007 levels due to additional new product design projects.

			Percent Change
For the Three Months Ended March 31:	2008	2007	2007 to 2008
Selling	$659	$572	15.2%

Selling expenses increased $87 during the three months ended March 31, 2008 as compared with the three months ended March 31, 2007 mainly due to higher overall salaries and expanded selling and marketing efforts, including expenses associated with sales and marketing related travel in the European, Asian, and off-road markets.

			Percent Change
For the Three Months Ended March 31:	2008	2007	2007 to 2008
Administration	$1,363	$1,382	(1.4%)

Administration expenses for the three months ended March 31, 2008 decreased $19 when compared with the same period in fiscal 2007.  The decrease in administration expenses is primarily a result of a decrease in all legal fees, including those associated with the class action lawsuit discussed in Note 14 to our unaudited condensed consolidated financial statements offset by an increase in expenses as a result of designing changes to our compensation structure, employee recruitment, relocation costs and increased expenses associated with our China manufacturing facility.

			Percent Change
For the Three Months Ended March 31:	2008	2007	2007 to 2008
Gain from settlement of environmental claims	($1,010)	$ -	NM

As part of its contractual indemnity claim against Dana and contribution claim against Blount, as described in Note 14 to our unaudited condensed consolidated financial statements, during the second quarter of fiscal 2008 the Company received cash payments totaling $683 from Dana and Blount and shares in Dana equal to approximately $327 at the time of settlement.  The Company recorded a gain of $1,010 in operating expenses in the condensed consolidated financial statements in the second quarter of fiscal 2008.

			Percent Change
For the Three Months Ended March 31:	2008	2007	2007 to 2008
Realignment of operations	$ -	$257	NM

The Company recorded expenses of $257 during the second quarter of fiscal 2007 related to its realignment of operations as discussed in Note 3 of the unaudited condensed consolidated financial statements.  No realignment expenses were recorded during the second quarter of fiscal 2008 as the realignment was substantially complete as of September 30, 2007.

			Percent Change
For the Three Months Ended March 31:	2008	2007	2007 to 2008
Interest income	($11)	($25)	(56.0%)

Interest expense	$42	$209	(79.9%)

Interest expense decreased $167 in the second quarter of fiscal 2008 as compared to the second quarter of fiscal 2007 due to the significant reductions in debt levels throughout late fiscal 2007 and the first half of fiscal 2008.  As of March 31, 2008, all of our debt has been fully paid off.

			Percent Change
For the Three Months Ended March 31:	2008	2007	2007 to 2008
Other income	($73)	($259)	(71.8%)

Included in other income for the three months ended March 31, 2007 was a gain of $251 for the reversal of old accounts payable as discussed in Note 8 of the unaudited condensed consolidated financial statements.  No amounts were reversed in the second quarter of fiscal 2008.

			Percent Change
For the Three Months Ended March 31:	2008	2007	2007 to 2008
Income tax expense	$1,184	$1,107	7.0%

Income tax expense reflects an effective tax rate of 32.3% for the three months ended March 31, 2008 compared to an effective tax rate of 35.0% for the comparable three month period in fiscal 2007.  The rate reduction in 2008 is due primarily to an increase in the United States Domestic Manufacturing Credit and a larger percentage of the Company’s earnings being taxed at the lower Chinese tax rate.

Comparative – Six months ended March 31, 2007 and 2006

NM = Not Meaningful
			Percent Change
For the Six Months Ended March 31:	2008	2007	2007 to 2008
Net sales	$31,456	$36,751	(14.4%)

Net sales decreased $5,295 in the first six months of fiscal 2008 compared to the first six months of fiscal 2007, primarily due to an overall decrease in the build rates of heavy trucks in the North American market.  In that market, sales were down 51% when compared to the same period in fiscal 2007.  The Company’s share of this market and unit pricing remained essentially unchanged from the prior year.  Net sales in the off-road market declined approximately 8%.  Sales to our European truck and Asian customers increased approximately 31% and 36%, respectively, over the first six months of the prior year.  The combination of these increases helped to offset a portion of the decline from the North American truck market and world-wide off-road market.  We expect that electronic throttle control sales will increase or decrease in the future in part in line with changes in heavy truck, transit bus and off-road production volumes in the various geographic markets in which we serve and increase or decrease when product applications change; however, competitive pricing may continue to reduce per unit pricing.  A change in emissions regulations in the United States, effective January 1, 2007, had a negative impact on truck sales in North America beginning in our second quarter of fiscal 2007 and continued into the second quarter of fiscal 2008.  The published reports of the decline in North American heavy truck production are that overall truck production volumes in North America in calendar year 2007 declined approximately 35% over the calendar year 2006 production volumes.

These same reports estimate that the 2008 calendar year heavy truck production levels will remain in line with the 2007 calendar year production levels.  As this production shift has been attributed to the change in emission standards, the Company anticipates that North American truck production volumes will increase in subsequent years, although not until 2009 and potentially not to the 2006 levels.

			Percent Change
For the Six Months Ended March 31:	2008	2007	2007 to 2008
Gross profit	$10,513	$12,426	(15.4%)

Gross profit was $10,513, or 33.4% of net sales in the first six months of 2008, a decrease of $1,913 compared to gross profit of $12,426, or 33.8% of net sales, in the comparable fiscal 2007 period.

The decrease in gross profit in the second quarter of fiscal 2008 is primarily driven by the 51% net decrease in sales of electronic throttle control systems to North American heavy truck customers.  During fiscal 2007, we substantially completed our realignment of operations, as discussed in Note 3 to our unaudited condensed consolidated financial statements, and as a result of this realignment we have experienced an overall reduction in labor costs and net material costs due to continued efforts in global sourcing and the production of our own internally developed contacting and non-contacting sensors.  Throughout fiscal 2007 and the first six months of fiscal 2008, gross profit was negatively impacted by higher purchase prices for certain raw materials.  Gross profit was negatively impacted in the second quarter of fiscal 2007 due to an increase in warranty liability of $239, as noted in Note 10 to our unaudited condensed consolidated financial statements.

			Percent Change
For the Six Months Ended March 31:	2008	2007	2007 to 2008
Research and development	$2,001	$1,668	20.0%

Research and development expenses increased $333 during the first six months of fiscal 2008 when compared to the first six months of fiscal 2007.  The Company’s research and development expenditures will fluctuate based on the products under development at any given point in time.  Expenses were up in the first six months of 2008 when compared to the same period in the prior year, primarily due to higher salary costs and costs related to our Conceptual Development Center, which was completed in mid fiscal 2007 and a higher level of new product development.  Overall, we expect research and development expenses to increase slightly over fiscal 2007 levels due to additional new product design projects and a full year of the Conceptual Development Center.

			Percent Change
For the Six Months Ended March 31:	2008	2007	2007 to 2008
Selling	$1,337	$1,092	22.4%

Selling expenses increased $245 during the six months ended March 31, 2008 as compared with the six months ended March 31, 2007 mainly due to higher overall salaries and expanded selling and marketing efforts, including expenses associated with sales and marketing related travel in the European, Asian, South American, Australian and off-road markets.

			Percent Change
For the Six Months Ended March 31:	2008	2007	2007 to 2008
Administration	$2,765	$2,655	4.1%

Administration expenses for the first six months of fiscal 2008 increased $110 when compared with the same period in fiscal 2007.  The increase in administration expenses is primarily a result of designing changes to our compensation structure, employee recruitment, relocation costs and increased expenses associated with our China manufacturing facility offset by a decrease in all legal fees, including those associated with the class action lawsuit discussed in Note 14 to our unaudited condensed consolidated financial statements.

			Percent Change
For the Six Months Ended March 31:	2008	2007	2007 to 2008
Gain from settlement of environmental claims	($1,010)	$ -	NM

As part of its contractual indemnity claim against Dana and contribution claim against Blount, as described in Note 14 to our unaudited condensed consolidated financial statements, during the second quarter of fiscal 2008 the Company received cash payments totaling $683 from Dana and Blount and shares in Dana equal to approximately $327 at the time of settlement.  The Company recorded a gain of $1,010 in operating expenses in the condensed consolidated financial statements.

			Percent Change
For the Six Months Ended March 31:	2008	2007	2007 to 2008
Realignment of operations	$ -	$433	NM

The Company recorded expenses of $433 during the first six months of fiscal 2007 related to its realignment of operations as discussed in Note 3 of the unaudited condensed consolidated financial statements.  No realignment expenses were recorded during the first six months of fiscal 2008 as the realignment was substantially complete as of September 30, 2007.

			Percent Change
For the Six Months Ended March 31:	2008	2007	2007 to 2008
Interest income	($33)	($61)	(45.9%)

Interest expense	$131	$467	(71.9%)

Interest expense decreased $336 in the first six months of fiscal 2008 as compared to the same period in fiscal 2007 due to the significant reductions in debt levels throughout late fiscal 2007 and the first half of fiscal 2008.  As of March 31, 2008, all of our debt has been fully paid off.

			Percent Change
For the Six Months Ended March 31:	2008	2007	2007 to 2008
Other income	($108)	($863)	(87.5%)

The decrease in other income is primarily due the first six months of fiscal 2007 including a gain of $840 related to the reversal of old accounts payable related to closed insolvent subsidiaries of the Company as discussed in Note 8 of the unaudited condensed consolidated financial statements.   No amounts were reversed in the second quarter of fiscal 2008.

			Percent Change
For the Six Months Ended March 31:	2008	2007	2007 to 2008
Income tax expense	$1,793	$2,438	(26.5%)

Tax expense reflects an effective tax rate of 33.0% for the first six months of fiscal 2008 compared to an effective tax rate of 34.7% for the comparable period in fiscal 2007.  The rate reduction in 2008 is due primarily to an increase in the United States Domestic Manufacturing Credit and a larger percentage of the Company’s earnings being taxed at the lower Chinese tax rate.

Financial Condition, Liquidity and Capital Resources

Cash generated by operating activities was $3,133 for the first six months of fiscal 2008, an increase of $594 from the cash generated by operating activities of $2,539 during the first six months of fiscal 2007.  Net income plus non-cash charges for depreciation and stock based compensation contributed $4,859 in the first six months of fiscal 2008 and $5,820 in the first six months fiscal 2007.

Changes in working capital items used cash of $1,306 in the first six months of fiscal 2008 and $2,320 in the first six months of 2007.  Timing of collections on receivables and sales levels decreased cash by $1,564 in the first six months of fiscal 2008 compared with generating cash of $437 in the same period of fiscal 2007.

Inventories were reduced by $1,083 in the first six months of fiscal 2008 compared to an increase in inventories of $538 in the first six months of fiscal 2007.  Cash was used to increase inventory levels in the first six months of fiscal 2007 to facilitate switching of suppliers to lower cost suppliers, primarily in China, the realignment efforts and to support increasing operations in our Suzhou, China manufacturing facility.  We feel that inventory levels reached their maximum levels in mid fiscal 2007 and will continue to decline.  Accounts payable and accrued expenses decreased in the first six months of fiscal 2008 and 2007 from seasonal payments of certain expenses.  Cash flows from operations for the six months ended March 31, 2008 also included payments to our pension plans of $456.  For the six months ended March 31, 2007, we contributed $612 to our pension plans.  We believe we will continue to generate positive cash from continuing operations.

Cash used in investing activities was $651 for the six months ended March 31, 2008 and $1,269 for the six months ended March 31, 2007 and was comprised solely of purchases of equipment for both periods.  We expect our cash use for investing activities to increase throughout the fiscal year as we continue to make purchases of capital equipment.

Cash used in financing activities was $853 for the six months ended March 31, 2008, compared to cash used in financing activities of $2,289 for the six months ended March 31, 2007.  The use of cash for financing activities for the first six months of both fiscal 2008 and 2007 primarily relates to payments on debt, slightly offset by proceeds from the exercise of stock options.

At March 31, 2008, we had $8,000 available under our revolving credit facility with Merrill Lynch plus cash and cash equivalents of $3,250.  We believe these resources, when combined with cash provided by operations, will be sufficient to meet our working capital needs on a short-term and long-term basis.

Contractual Obligations as of March 31, 2008

At March 31, 2008, our contractual obligations consisted of operating lease obligations and a license agreement.  We do not have any material letters of credit or debt guarantees outstanding at March 31, 2008.  Maturities of these contractual obligations consist of the following:

	Payments due by period
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Operating leases	$2,031	$545	$1,374	$112	$-
MMT license - minimum royalties	380	80	150	150	-
	$2,411	$625	$1,524	$262	$-

Certain liabilities, including those related to our pension and post-retirement benefit plans, are reported in the accompanying condensed consolidated balance sheets but are not reflected in the table above due to the absence of stated maturities.  The Company has net obligations at March 31, 2008 related to its pension plans and post-retirement medical plan of $794 and $3,932, respectively.  We funded $456 to our pension plans during the first six months of fiscal 2008 compared to $612 during the first six months of fiscal 2007.  We expect to make payments to our pension plans of $851 throughout the rest of fiscal 2008.

Included in the accompanying consolidated balance sheet is approximately $155 of accounts payable related to closed insolvent subsidiaries of the Company.  In accordance with SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” a debtor can only relieve itself of a liability if it has been extinguished.  A liability is considered extinguished if (a) the debtor pays the creditor and is relieved of its obligation for the liability or (b) the debtor is legally released from being the primary obligor under the liability, either judicially or by the creditor.  During the three and six months ended March 31, 2007, the Company was judicially released from and reversed $251 and $840, respectively, of old accounts resulting in a gain, which has been recorded in other (income) expense in the accompanying condensed consolidated statements of operations.  No amounts were released and reversed during the first six months of fiscal 2008.  The Company will continue to monitor its ability to reverse amounts in future periods based on the recognition of the liabilities being judicially released in accordance with SFAS No. 140.  If judicially released, the Company anticipates reversing $90 in fiscal 2010; and a total of $65 in fiscal 2011 – 2016.

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

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of SFAS No. 109, “Accounting for Income Taxes,” which clarifies the accounting uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109.  The interpretation prescribes a recognition threshold of more-likely-than-not and a measurement attribute on all tax positions taken or expected to be taken in a tax return in order to be recognized in the financial statements.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  Accordingly, the Company adopted FIN 48 on October 1, 2007 with the cumulative effect of adoption being recorded in retained earnings.  Refer to the discussion in Note 12 of the unaudited condensed consolidated financial statements regarding the impact FIN 48 had on the Company’s financial statements.

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
  As of March 31, 2008, there were no outstanding balances on both the term loan and the revolving loan.  The Company does not believe that changes in future interest rates on these variable rate obligations would have a material effect on its financial position, results of operations, or cash flows.  The Company has not hedged its exposure to interest rate fluctuations.
Foreign Currency Risk:

  We sell our products to customers in the heavy truck, transit bus and off-road equipment industries.  For the six months ended March 31, 2008 and 2007, the Company had foreign sales of approximately 46% and 38% of net sales, respectively.  All worldwide sales in the first six months of fiscal 2008 and 2007, with the exception of $709 and $265, respectively, were denominated in U.S. dollars.  During fiscal 2005, we established a manufacturing facility in Suzhou, China and we opened sales offices in Shanghai, China and Ismaning (which is near Munich), Germany.  We purchase components internationally for use in both our products whose sales are denominated in U.S. dollars and other currencies.  Although the Company is expanding its international exposure, it does not believe that changes in future exchange rates would have a material effect on its financial position, results of operations, or cash flows at this time.  As a result, the Company has not entered into forward exchange or option contracts for transactions to hedge against foreign currency risk.  The Company will continue to assess its foreign currency risk as its international operations and sales increase.

Investment Risk:

  The Company does not use derivative financial or commodity instruments.  The Company’s financial instruments include cash and cash equivalents, short-term investments, accounts receivable, accounts payable and long-term obligations.  The Company’s cash and cash equivalents, accounts receivable and accounts payable balances are short-term in nature, and, thus, the Company believes they are not exposed to material investment risk.
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

Part II.  Other Information

Item 1.    Legal Proceedings

We are a party to various pending judicial and administrative proceedings arising in the ordinary course of business.  Our management and legal counsel have reviewed the probable outcome of these proceedings, the costs and expenses reasonably expected to be incurred, the availability and limits of our insurance coverage, and our established liabilities.  While the outcome of the pending proceedings cannot be predicted with certainty, based on our review, we believe that any unrecorded liability that may result is not likely to have a material effect on our liquidity, financial condition or results from operations, except as noted below.

On October 1, 2004, the Company was named as a co-defendant in a product liability case (Cuesta v. Ford, et al, District Court for Bryant, Oklahoma).  During the second quarter of fiscal 2007, the Oklahoma district court granted the plaintiffs class action status.  The complaint seeks an unspecified amount of damages on behalf of the class.  The Company and Ford appealed the District Court’s class certification ruling to the Court of Civil Appeals of the State of Oklahoma (“Appeals Court”).  On March 21, 2008, the Appeals Court, in a 3-to-0 decision, reversed the District Court’s ruling and decertified the nationwide class.  As permitted under Oklahoma law the plaintiffs have filed for a re-hearing by the Appeals Court and on April 18, 2008 the Appeals Court denied the motion for re-hearing.  Under Oklahoma law, the plaintiffs have the right to appeal to the Oklahoma Supreme Court, however, as of the date of this filing the plaintiffs have not done so.  The Company continues to believe the claim to be without merit and intends to continue to vigorously defend against this action.  Although the Appeals Court decision is favorable to the Company, there can be no assurance that the ultimate outcome of the lawsuit will be favorable to the Company or will not have a material adverse effect on the Company’s business, consolidated financial condition and results of operations.  The Company cannot reasonably estimate the possible loss or range of loss at this time.  In addition, the Company has incurred and may incur future litigation expenses in defending this litigation.

The soil and groundwater at the Company’s Portland, Oregon facility contains certain contaminants, which were deposited from approximately 1968 through 1995.  Some of this contamination has migrated offsite to neighboring properties.  The Company has retained an environmental consulting firm to investigate the extent of the contamination and to determine what remediation will be required and the associated costs.  During fiscal 2004, the Company entered into the Oregon Department of Environmental Quality’s voluntary clean-up program and during fiscal 2004 the Company established a liability of $950 for this matter.  At September 30, 2007, the Company recorded an additional liability of $546 based on remaining costs estimates determined by the Company’s environmental consulting firm.  As of March 31, 2008, the total liability recorded is $1,018 (and excludes any claim recovery as discussed below) and is recorded in accrued expenses in the accompanying condensed consolidated balance sheet.  The Company asserted a contractual indemnity claim against Dana Corporation (“Dana”), from which it acquired the property, and contribution claims against other prior owners of the property as well as businesses previously located on the property (including Blount, Inc. (“Blount”) under the Federal Superfund Act and the Oregon Cleanup Law.  During the second quarter of fiscal 2008, the Company entered into a settlement agreement with Dana and Blount.  In connection with the settlement agreement, the Company received cash payments of $683 and shares of Dana stock equal to approximately $327 the time of settlement.  The Company recorded these shares as available-for-sale securities in short-term investments in the accompanying condensed consolidated balance sheets.  A gain of $1,010 was recorded in operating expenses in the condensed consolidated financial statements for the receipt of the cash and stock.  On March 31, 2008, the value of the Dana shares was reduced to $258 based on the share price on that date.  The Company believes that even with this resolution of these claims against the prior operators and owner of the property, the Company will be liable for some portion of the ultimate costs and it believes that the liability recorded at March 31, 2008 will be sufficient to cover the remaining costs.

Item 1A.  Risk Factors

There have been no significant changes in risk factors for the quarter ended March 31, 2008.  See the information set forth in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.    Defaults Upon Senior Securities

None

Item 4.    Submission of Matters to a Vote of Security Holders

On February 27, 2008, the Company held its annual stockholders’ meeting.  The following matters were submitted to a vote of stockholders, with the results as follows:

1.	The following individuals were elected to the Company’s Board of Directors to hold office for a one year term and to serve until the next annual stockholders’ meeting:

Nominee	Votes For	Withheld
Patrick W. Cavanagh	6,661,954	117,422
R. Eugene Goodson	6,661,849	117,527
H. Samuel Greenawalt	6,739,616	39,760
Douglas E. Hailey	6,741,215	38,161
Carlos P. Salas	6,657,383	121,993
Peter E. Salas	6,659,933	119,443
Donn J. Viola	6,741,215	38,161

2.
Approval of an amendment to the Company’s 1995 Stock Option Plan for Non-Employee Directors.  The stockholders adopted, by the votes indicated below, an amendment so as to increase the number of shares authorized under this plan from 66,666 shares to 86,666 shares.  This approval required the affirmative vote of a majority of the shares represented at the annual meeting.

Votes For	Against	Abstentions	Broker Non-Votes
4,021,666	274,238	48,739	2,434,733

3.
Approval of an amendment to the Company’s Restated 1993 Stock Option Plan.  The stockholders adopted, by the votes indicated below, an amendment to increase the number of shares authorized under this plan from 750,000 shares to 870,000 shares.  This approval required the affirmative vote of a majority of the shares represented at the annual meeting.

Votes For	Against	Abstentions	Broker Non-Votes
4,013,743	286,328	44,572	2,434,733

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

WILLIAMS CONTROLS, INC.

Date: May 9, 2008	/s/ PATRICK W. CAVANAGH
Patrick W. Cavanagh
President and Chief Executive Officer

Date: May 9, 2008	/s/ DENNIS E. BUNDAY
Dennis E. Bunday
Chief Financial Officer