Form 10-Q
period 2008-06-30
WILLIAMS CONTROLS INC
filed 2008-08-07
CIK 854860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2008

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
Large Accelerated Filer [   ]                                                                Accelerated Filer [X]                                                      Non-Accelerated Filer [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes  [   ]    No  [X]

The number of shares outstanding of the registrant's common stock at July 31, 2008: 7,534,308

Williams Controls, Inc.

June 30, 2008

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements
Williams Controls, Inc.
Condensed Consolidated Balance Sheets
(Dollars in thousands, except share and per share information)
(Unaudited)

	June 30, 2008	September 30, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$6,937	$1,621
Short-term investments	264	-
Trade accounts receivable, less allowance of $56 and $33 at June 30, 2008 and September 30, 2007, respectively	9,650	8,054
Other accounts receivable	824	1,656
Inventories	7,850	9,152
Deferred income taxes	545	486
Prepaid expenses and other current assets	472	297
Total current assets	26,542	21,266

Property, plant and equipment, net	8,872	8,953
Deferred income taxes	1,537	1,461
Other assets, net	547	623
Total assets	$37,498	$32,303

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$4,110	$3,811
Accrued expenses	5,183	4,983
Current portion of employee benefit obligations	288	288
Current portion of long-term debt	-	1,000
Total current liabilities	9,581	10,082

Long-term Liabilities:
Employee benefit obligations	4,003	4,803
Other long-term liabilities	263	249

Commitments and contingencies

Stockholders’ Equity:
Preferred stock ($.01 par value, 50,000,000 authorized) Series C (0 issued and outstanding at June 30, 2008 and September 30, 2007)	-	-
Common stock ($.01 par value, 12,500,000 authorized; 7,534,308 and 7,495,482 issued and outstanding at June 30, 2008 and September 30, 2007, respectively)	75	75
Additional paid-in capital	35,569	34,899
Accumulated deficit	(6,726)	(12,477)
Treasury stock (21,700 shares at June 30, 2008 and September 30, 2007)	(377)	(377)
Accumulated other comprehensive loss	(4,890)	(4,951)
Total stockholders’ equity	23,651	17,169
Total liabilities and stockholders’ equity	$37,498	$32,303

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

Williams Controls, Inc.
Condensed Consolidated Statements of Operations
(Dollars in thousands, except share and per share information)
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
Net sales	$17,137	$15,822	$48,593	$52,573
Cost of sales	10,965	10,117	31,908	34,441
Gross profit	6,172	5,705	16,685	18,132
Operating expenses:
Research and development	1,005	797	3,006	2,465
Selling	700	560	2,037	1,653
Administration	1,315	1,394	4,080	4,049
Gain from settlement of environmental claims	(10)	-	(1,020)	-
Realignment of operations	-	210	-	643
Total operating expenses	3,010	2,961	8,103	8,810
Operating income	3,162	2,744	8,582	9,322

Other (income) expense:
Interest income	(12)	(34)	(44)	(95)
Interest expense	5	185	136	651
Other income, net	(97)	(150)	(205)	(1,012)
Total other (income) expense	(104)	1	(113)	(456)
Income before income taxes	3,266	2,743	8,695	9,778
Income tax expense	1,069	919	2,862	3,357
Net income	$2,197	$1,824	$5,833	$6,421
Net income per common share – basic	$0.29	$0.24	$0.78	$0.86
Weighted average shares used in per share calculation – basic	7,530,053	7,480,287	7,519,009	7,460,170
Net income per common share – diluted	$0.28	$0.24	$0.75	$0.83
Weighted average shares used in per share calculation – diluted	7,730,143	7,743,778	7,745,893	7,730,619

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

Williams Controls, Inc.
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Nine Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net income	$5,833	$6,421
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,347	1,452
Deferred income taxes	(93)	(139)
Share-based compensation	498	413
Gain on settlement of liabilities	-	(877)
Gain from stock settlement of environmental claims	(337)	-
Gain from disposal of fixed assets	(55)	(71)
Changes in operating assets and liabilities
Receivables, net	(764)	1,485
Inventories	1,302	24
Prepaid expenses and other current assets	(175)	-
Accounts payable and accrued expenses	375	(1,368)
Other	(729)	(862)
Net cash provided by operating activities	7,202	6,478

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,115)	(1,693)
Proceeds from sales of property, plant and equipment	57	82
Net cash used in investing activities	(1,058)	(1,611)

Cash flows from financing activities:
Payments of debt	(1,000)	(4,549)
Net proceeds from exercise of stock options	172	207
Net cash used in financing activities	(828)	(4,342)

Net increase in cash and cash equivalents	5,316	525
Cash and cash equivalents at beginning of period	1,621	2,530

Cash and cash equivalents at end of period	$6,937	$3,055

Supplemental disclosure of cash flow information:
Interest paid	$90	$548
Income taxes paid	$1,559	$2,900

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

Williams Controls, Inc.
Notes to Condensed Consolidated Financial Statements
Three and Nine Months ended June 30, 2008 and 2007
(Dollars in thousands, except share and per share amounts)
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

Note 2. Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared by the Company and, in the opinion of management, reflect all material normal recurring adjustments necessary to present fairly the Company’s financial position as of June 30, 2008 and the results of operations and cash flows for the three and nine months ended June 30, 2008 and 2007.  The results of operations for the three and nine months ended June 30, 2008 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions, based upon all known facts and circumstances, that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported periods.  Management makes these estimates using the best information available at the time the estimates are made; however, actual results could differ materially from these estimates.  Estimates are used in accounting for, among other things, pension and post-retirement benefits, product warranty, excess and obsolete inventory, deferred tax assets, stock options and commitments and contingencies.

Note 3. Recently Issued Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.”  This statement permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  This statement is expected to expand the use of fair value measurement.  SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  The Company expects to adopt SFAS No. 159 during the first quarter of fiscal 2009.  The Company is currently in the process of determining the effects of adopting this statement in its consolidated financial statements.

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

Note 4. Realignment of Operations

The realignment of operations was essentially completed as of the date of the Company’s last fiscal year end on September 30, 2007.

During fiscal 2006, the Company initiated a plan for realignment (“the Plan”) of its manufacturing operations as part of ongoing efforts to focus on its core product competencies and improve its global competitiveness.  The Plan consisted of outsourcing all of the Company’s Portland, Oregon die casting and machining operations to high-quality suppliers, primarily in Asia, and relocating of the Company’s assembly operations for the majority of its pneumatic products to its manufacturing facility in Suzhou, China.  In conjunction with the realignment, the Company eliminated 50 hourly and 2 salaried positions from its Portland, Oregon manufacturing facility during fiscal 2007.   As part of the Plan, the Company incurred a one-time termination benefit with those employees affected by the Plan.

The total costs of the Plan were approximately $1.5 million and included costs related to hourly and salaried termination benefits of $605; supplier and parts qualification of $100; refurbishment of tools of $150; accelerated depreciation on certain assets of $240; and general administrative and other costs of $400.  Certain of these costs are classified in financial statement line items other than realignment of operations expense.  The Company recorded realignment expenses of $210 and $643, respectively, for the three and nine months ended June 30, 2007, which were recorded in operating expenses in the accompanying condensed consolidated statements of operations.   No realignment expense was recorded during the three and nine months ended June 30, 2008.  Following is a reconciliation of the changes in the Company’s liability accrual related to the employee termination benefits during fiscal 2008 and the comparable period in fiscal 2007.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
Balance at beginning of period	$2	$482	$86	$226
Payments	(2)	(207)	(86)	(207)
Additional accruals	-	94	-	350
Balance at end of period	$-	$369	$-	$369

Note 5. Accounting for Share-Based Compensation

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

As of June 30, 2008, there was $1,912 of total unrecognized compensation costs related to nonvested stock options.  That cost is expected to be recognized over a weighted average period of 3.5 years.

The Company’s share-based compensation expenses were recorded in the following expense categories for the three and nine months ended June 30, 2008 and 2007:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
Cost of sales	$27	$12	$77	$38
Research and development	18	10	51	21
Selling	20	20	54	48
Administration	115	118	316	306
Total share-based compensation expense	$180	$160	$498	$413

Total share-based compensation expense (net of tax)	$131	$116	$396	$324

In the third quarter of fiscal 2008, the Company elected to pay 7% of Mr. Cavanagh’s fiscal 2008 salary in common stock of the Company and issued 1,364 shares of restricted common stock at $13.34 per share.  Also during the third quarter of fiscal 2008, the Company paid $5 of Dennis E. Bunday’s, Executive Vice President and Chief Financial Officer, and $3 of Mark S. Koenen’s, Vice President of Sales and Marketing, salary in common stock of the Company and issued 374 and 224 shares, respectively, of restricted common stock at $13.34 per share.  During the third quarter of fiscal 2007, the Company elected to pay 7% of Mr. Cavanagh’s fiscal 2007 salary in common stock of the Company and issued 989 shares of restricted common stock at $16.98 per share.  Also during the third quarter of fiscal 2007, the Company paid $5 of Dennis E. Bunday’s, Executive Vice President and Chief Financial Officer, and $3 of Mark S. Koenen’s, Vice President of Sales and Marketing, salary in common stock of the Company and issued 294 and 176 shares, respectively, of restricted common stock at $16.98 per share.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants issued during the three months ended June 30, 2008.  There were no stock options granted during the three months ended June 30, 2007.

Three Months Ended June 30, 2008

Risk-free interest rate	3.83%
Expected dividend yield	0%
Expected term	6.5 years
Expected volatility	71%

The Company uses the US Treasury (constant maturity) interest rate on the date of grant as the risk-free interest rate.  The expected term of options granted represents the weighted average period the stock options are expected to remain outstanding.  Expected volatilities are based on the historical volatility of the Company’s common stock.

The following table summarizes stock options outstanding as of June 30, 2008 as well as activity during the nine month period then ended:

	Shares	Weighted Average Exercise Price

Outstanding at September 30, 2007	622,785	$8.40
Granted	50,996	13.94
Exercised	(36,864)	4.66
Forfeited	(21,062)	11.63
Outstanding at June 30, 2008	615,855	8.97

Exercisable at June 30, 2008	351,867	$6.46

At June 30, 2008, the weighted average remaining contractual term of options outstanding and options exercisable was 6.7 years and 5.6 years, respectively.

The aggregate intrinsic value of options outstanding and options exercisable at June 30, 2008 was $2,911 and $2,276, respectively (the intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option).  The aggregate intrinsic value of options outstanding and options exercisable at June 30, 2007 was $6,135 and $3,458, respectively.  The weighted average grant date fair value of stock options granted during the three months ended June 30, 2008 was $8.90 per share.  There were no options granted during the three months ended June 30, 2007.  The weighted average grant date fair value of stock options granted during the nine months ended June 30, 2008 and 2007 was $9.02 and $12.18 per share, respectively.  The intrinsic value of all stock options exercised during the three and nine months ended June 30, 2008 was $47 and $418, respectively.  Cash received from the exercise of stock options for the three and nine months ended June 30, 2008 was $25 and $172, respectively.  The intrinsic value of all stock options exercised during the three and nine months ended June 30, 2007 was $72 and $483, respectively.  Cash received from the exercise of stock options for the three and nine months ended June 30, 2007 was $27 and $207, respectively.

Note 6. Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income," requires companies to report a measure of all changes in equity except those resulting from investments by owners and distributions to owners.  The following table summarizes the components of comprehensive income:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
Net income	$2,197	$1,824	$5,833	$6,421
Translation adjustment	51	13	165	37
Unrealized gain (loss)	(127)	-	(104)	-
Comprehensive income	$2,121	$1,837	$5,894	$6,458

Note 7. Earnings Per Share

Basic earnings per share ("EPS") and diluted EPS are computed using the methods prescribed by SFAS No. 128, "Earnings Per Share."  Basic EPS is based on the weighted-average number of common shares outstanding during the period.  Diluted EPS is based on the weighted-average number of common shares outstanding and the dilutive impact of common equivalent shares outstanding.

Following is a reconciliation of basic EPS and diluted EPS from continuing operations:

	Three Months Ended June 30, 2008			Three Months Ended June 30, 2007
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount

Basic EPS –	$2,197	7,530,053	$0.29	$1,824	7,480,287	$0.24
Effect of dilutive securities –
Stock options	-	200,090		-	263,491

Diluted EPS –	$2,197	7,730,143	$0.28	$1,824	7,743,778	$0.24

	Nine Months Ended June 30, 2008			Nine Months Ended June 30, 2007
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount

Basic EPS –	$5,833	7,519,009	$0.78	$6,421	7,460,170	$0.86

Effect of dilutive securities –
Stock options	-	226,884		-	270,449

Diluted EPS –	$5,833	7,745,893	$0.75	$6,421	7,730,619	$0.83

For the three and nine months ended June 30, 2008, the Company had options covering 187,958 and 101,662 shares, respectively, that were not considered in the diluted EPS calculation since they would have been antidilutive.  For the three and nine months ended June 30, 2007, the Company had options covering 45,246 and 46,912 that were not considered in the diluted EPS calculation since they would have been antidilutive.

Note 8. Inventories

Inventories, net of reserves, consist of the following:

	June 30, 2008	September 30, 2007
Raw materials	$5,326	$7,057
Work in process	39	66
Finished goods	2,485	2,029
	$7,850	$9,152

Note 9. Debt

As of June 30, 2008, the Company has paid off its entire term loan debt and has no amounts outstanding under its revolving loan facility.

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

The Company had available under its revolving credit facility $8,000 at both June 30, 2008 and September 30, 2007.

Note 10.  Product Warranties

The Company establishes a product warranty liability based on a percentage of product sales.  The liability is based on historical return rates of products and amounts for significant and specific warranty issues, and is included in accrued expenses in the accompanying condensed consolidated balance sheets.  Warranty is limited to a specified time period, mileage or hours of use, and varies by product, application and customer.  The Company has recorded a liability, which in the opinion of management, is adequate to cover such warranty costs.  Warranty payments can vary significantly from year to year and quarter to quarter depending on the timing of the settlement of warranty claims with various customers.  Following is a reconciliation of the changes in the Company’s warranty liability for the three and nine months ended June 30, 2008 and 2007:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
Balance at beginning of period	$1,263	$2,138	$1,712	$1,720
Payments	(352)	(120)	(1,243)	(360)
Warranty claims accrued	259	213	701	632
Adjustments in estimates	(174)	-	(174)	239

Balance at end of period	$996	$2,231	$996	$2,231

During the third quarter of fiscal 2008, the Company adjusted an estimated warranty liability by $174 related to warranty claims with one customer.  The Company reviewed its assumptions for its warranty liability with this one customer, which covers a period in excess of one year, and determined a decrease in liability would more accurately reflect our estimated warranty costs for this customer.  This reduction in liability has been recorded in cost of sales in the accompanying condensed consolidated statement of operations.

During the second quarter of fiscal 2007, the Company recorded an additional warranty liability of $239 related to warranty claims with one customer.  The Company reviewed its assumptions for its warranty liability with this one customer, which covers a period in excess of one year, and determined an additional liability was required.  This additional liability was recorded in cost of sales in the accompanying condensed consolidated statement of operations.

Included in the warranty liability at June 30, 2007 were $400 of warranty liabilities associated with our former passenger car and light truck product lines, which were sold on September 30, 2003.  At September 30, 2007, the Company reversed this $400 warranty liability as the warranty return period had expired.

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

Components of Net Periodic Benefit Cost:
	Salaried Plan
	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
Service cost	$-	$-	$-	$-
Interest cost	74	73	222	219
Expected return on plan assets	(77)	(68)	(231)	(204)
Amortization of prior service cost	-	-	-	-
Amortization of loss	16	23	48	69
Net periodic benefit cost	$13	$28	$39	$84

	Hourly Plan
	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
Service cost	$16	$29	$48	$87
Interest cost	115	112	345	336
Expected return on plan assets	(118)	(100)	(354)	(300)
Amortization of prior service cost	5	12	15	36
Amortization of loss	42	62	126	186
Net periodic benefit cost	$60	$115	$180	$345

During the nine months ended June 30, 2008, the Company has made contributions of $949.  The Company expects total contributions to its pension plans in fiscal 2008 to be $1,307.

The Company also provides health care and life insurance benefits for certain of its retired employees.  These benefits are subject to deductibles, co-payment provisions and other limitations.  Disclosures regarding the components of net periodic benefit cost and contributions of the Company’s post-retirement plan are required for interim financial statements and are included below.  The Company did not make any contributions to the post-retirement health care plan for the three and nine months ended June 30, 2008 and 2007.

Components of Net Periodic Benefit Cost:
	Post-Retirement Plan
	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
Service cost	$1	$2	$3	$6
Interest cost	59	55	177	165
Amortization	(8)	(6)	(24)	(18)
Net periodic benefit cost	$52	$51	$156	$153

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

Note 13. Geographic Information

The Company accounts for its segments in accordance with SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information”.  The Company operates in one segment: vehicle components.  During the three and nine months ended June 30, 2008 and 2007, the Company operated in two geographic reportable segments as shown in the table below.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
Revenue – External Customers:
United States	$15,688	$15,487	$46,435	$51,973
China	1,449	335	2,158	600
	$17,137	$15,822	$48,593	$52,573
Revenue – Intersegments:
United States	$578	$746	$1,220	$2,090
China	2,778	1,856	8,789	6,075
Other	147	139	451	407
Eliminations	(3,503)	(2,741)	(10,460)	(8,572)
	$-	$-	$-	$-
Income before income taxes:
United States	$2,449	$2,718	$7,290	$9,775
China	733	1	1,202	42
Other	84	24	203	(39)
	$3,266	$2,743	$8,695	$9,778

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

The soil and groundwater at the Company’s Portland, Oregon facility contains certain contaminants, which were deposited from approximately 1968 through 1995.  Some of this contamination has migrated offsite to neighboring properties.  The Company has retained an environmental consulting firm to investigate the extent of the contamination and to determine what remediation will be required and the associated costs.  During fiscal 2004, the Company entered into the Oregon Department of Environmental Quality’s voluntary clean-up program and during fiscal 2004 the Company established a liability of $950 for this matter.  At September 30, 2007, the Company recorded an additional liability of $546 based on remaining costs estimates determined by the Company’s environmental consulting firm.  As of June 30, 2008, the total liability recorded is $983 (and excludes any claim recovery as discussed below) and is recorded in accrued expenses in the accompanying condensed consolidated balance sheet.  The Company asserted a contractual indemnity claim against Dana Corporation (“Dana”), from which it acquired the property, and contribution claims against the other prior owner of the property as well as businesses previously located on the property (including Blount, Inc. (“Blount”) under the Federal Superfund Act and the Oregon Cleanup Law.  During the second quarter of fiscal 2008, the Company entered into a settlement agreement with Dana and Blount.  In connection with the settlement agreement, the Company received cash payments of $683 and shares of Dana stock equal to approximately $327 at the time of settlement and assumed the full obligation to, and risks associated with, completing the remediation.  During the third quarter of fiscal 2008, the Company received additional shares of Dana stock equal to approximately $10 at the time of settlement.  The Company recorded these shares as available-for-sale securities in short-term investments in the accompanying condensed consolidated balance sheets.  As of June 30, 2008 the Company has recorded a total gain of $1,020, which was recorded in operating expenses in the condensed consolidated financial statements for the receipt of the cash and stock.

On October 1, 2004, the Company was named as a co-defendant in a product liability case (Cuesta v. Ford, et al, District Court for Bryant, Oklahoma).  The complaint seeks an unspecified amount of damages on behalf of the class.  During the second quarter of fiscal 2007, the Oklahoma district court granted the plaintiffs class action status.  The Company and Ford appealed the District Court’s class certification ruling to the Court of Civil Appeals of the State of Oklahoma (“Appeals Court”) and during the second quarter of fiscal 2008, the Appeals Court, in a 3-to-0 decision, reversed the District Court’s ruling and decertified the nationwide class.  As permitted under Oklahoma law, the plaintiffs filed for a re-hearing by the Appeals Court and during the third quarter of fiscal 2008, the Appeals Court denied the motion for re-hearing.  The plaintiffs have since appealed the Court of Civil Appeals decision to the Oklahoma Supreme Court.  The Company continues to believe the claim to be without merit and intends to continue to vigorously defend against this action.  Although the Appeals Court decision is favorable to the Company, there can be no assurance that the ultimate outcome of the lawsuit will be favorable to the Company or will not have a material adverse effect on the Company’s business, consolidated financial condition and results of operations.  The Company cannot reasonably estimate the possible loss or range of loss at this time.  In addition, the Company has incurred and may incur future litigation expenses in defending this litigation.

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

This section summarizes the significant factors affecting our consolidated results of operations, financial condition and liquidity position for the three and nine months ended June 30, 2008 and 2007.  This section should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this document.   Statements in this report that relate to future results and events are based on our current expectations.  Actual results in future periods may differ materially from those currently expected or desired because of a number of risks and uncertainties, including, but not limited to, those risks discussed in the section entitled “Risk Factors” in our annual report on Form 10-K for the fiscal year ended September 30, 2007.

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

Overview

We design, manufacture and sell electronic throttle and pneumatic control systems for heavy trucks, transit busses and off-road equipment.  Electronic throttle controls send a signal proportional to throttle position to adjust the speed of electronically controlled engines.  The use of electronically controlled engines is influenced primarily by emissions regulations, because these engines generally produce lower emissions.  The original applications of electronic engines and electronic throttle controls were in heavy trucks and transit busses in the United States and Europe in the late 1980’s.  As a result of the continuing implementation of more stringent emissions standards worldwide, demand for electronically controlled engines and electronic throttle control systems is expanding.  Both China and India are enacting requirements for more stringent emissions standards for heavy trucks and transit busses.  Additionally, worldwide emissions regulations have been enacted that increase the use of electronic throttle controls in off-road equipment.  We also produce a line of pneumatic control products, which are sold to the same customer base as our electronic throttle controls.  These pneumatic products are used for vehicle control system applications.  We believe that the demand for our products will be driven by worldwide emissions legislation and the economic cycles for heavy trucks, transit busses and off-road equipment.

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

Results of Operations

Financial Summary
(Dollars in Thousands)

	Three Months Ended June 30,			Nine Months Ended June 30,
	2008	2007	% Change	2008	2007	% Change
Net sales	$17,137	$15,822	8.3%	$48,593	$52,573	(7.6%)
Cost of sales	10,965	10,117	8.4%	31,908	34,441	(7.4%)
Gross profit	6,172	5,705	8.2%	16,685	18,132	(8.0%)
Research and development	1,005	797	26.1%	3,006	2,465	21.9%
Selling	700	560	25.0%	2,037	1,653	23.2%
Administration	1,315	1,394	(5.7%)	4,080	4,049	0.8%
Gain from settlement of environmental claims	(10)	-	NM	(1,020)	-	NM
Realignment of operations	-	210	NM	-	643	NM

Operating income	$3,162	$2,744	15.2%	8,582	$9,322	(7.9%)

As a percentage of net sales:
Cost of sales	64.0%	63.9%		65.7%	65.5%
Gross margin	36.0%	36.1%		34.3%	34.5%
Research and development	5.9%	5.0%		6.2%	4.7%
Selling	4.1%	3.5%		4.2%	3.1%
Administration	7.7%	8.8%		8.4%	7.7%
Gain from settlement of environmental claims	(0.1%)	-		(2.1%)	-
Realignment of operations	-	1.3%		-	1.2%
Operating income	18.5%	17.3%		17.7%	17.7%

Comparative – Three months ended June 30, 2008 and 2007

NM = Not Meaningful
			Percent Change
For the Three Months Ended June 30:	2008	2007	2007 to 2008
Net sales	$17,137	$15,822	8.3%

Net sales increased $1,315 in the third quarter of fiscal 2008 compared to the third quarter of fiscal 2007, primarily due to an increase in the build rates of heavy trucks in the Asian market.  In that market, sales were up 85% when compared to the same quarter in fiscal 2007.  Sales of heavy trucks in the North American market increased approximately 7% over the prior year quarter whereas sales to our European truck customers decreased 2% on a quarter over quarter basis.  The increase in sales of heavy trucks in the North American market is the first increase in this market on a quarter over quarter basis since the new emission standards went into effect on January 1, 2007.  Net sales in the world-wide off-road market declined approximately 6%.

We expect that electronic throttle control sales will increase or decrease in the future in part in line with changes in heavy truck, transit bus and off-road production volumes in the various geographic markets in which we serve and increase or decrease when product applications change.  Additionally, competitive pricing may continue to reduce per unit pricing.  The change in emissions regulations in the United States, effective January 1, 2007, had a negative impact on truck sales in North America beginning in our second quarter of fiscal 2007 and continued up to the second quarter of fiscal 2008.  In addition, higher fuel costs and other negative economic factors in the United States in 2008 appear to be negatively influencing the NAFTA heavy truck market.  The published reports of the decline in North American heavy truck production are that overall truck production volumes in North America in calendar year 2007 declined approximately 35% over the calendar year 2006 production volumes.  These same reports estimate that the 2008 calendar year heavy truck production levels will remain generally in line with the 2007 calendar year production levels.

			Percent Change
For the Three Months Ended June 30:	2008	2007	2007 to 2008
Gross profit	$6,172	$5,705	8.2%

Gross profit was $6,172, or 36.0% of net sales in the third quarter of 2008, an increase of $467 compared to the gross profit of $5,705, or 36.1% of net sales, in the comparable fiscal 2007 period.

The increase in gross profit in the third quarter of fiscal 2008 is primarily driven by the 85% and 7% net increases in sales of electronic throttle control systems to Asian and North American heavy truck customers, respectively.  During fiscal 2007, we substantially completed our realignment of operations, as discussed in Note 4 to our unaudited condensed consolidated financial statements, and as a result of this realignment we have experienced an overall reduction in labor costs and net material costs due to continued efforts in global sourcing and the production of our own internally developed contacting and non-contacting sensors.  During the third quarter of fiscal 2008, gross profit was negatively impacted by higher purchase prices for certain raw materials, which has resulted in gross profit margins as a percent of sales during the quarter to be essentially at the same level as the fiscal 2007 third quarter.  Overhead expenses remained relatively flat between quarters, but decreased as a percentage of sales during the quarter ended June 30, 2008.  Gross profit for the three months ended June 30, 2008 also included a reduction in warranty liability of $174 compared to a negative impact of increasing our warranty liability by $239 in the corresponding quarter in fiscal 2007, as noted in Note 10 to our unaudited condensed consolidated financial statements.

			Percent Change
For the Three Months Ended June 30:	2008	2007	2007 to 2008
Research and development	$1,005	$797	26.1%

Research and development expenses increased $208 for the third quarter of fiscal 2008 when compared to the same period in fiscal 2007.  The Company’s research and development expenditures will fluctuate based on the products under development at any given point in time.  Expenses were up in the third quarter over last year’s third quarter, primarily due to higher salary costs and costs related to our Conceptual Development Center, which was completed in mid fiscal 2007 and a higher level of new product development.  Overall, we expect research and development expenses to increase slightly over fiscal 2007 levels due to additional new product design projects.

			Percent Change
For the Three Months Ended June 30:	2008	2007	2007 to 2008
Selling	$700	$560	25.0%

Selling expenses increased $140 during the three months ended June 30, 2008 as compared with the three months ended June 30, 2007 mainly due to higher overall salaries and expanded selling and marketing efforts, including expenses associated with sales and marketing related travel in the European, Asian, and off-road markets.

			Percent Change
For the Three Months Ended June 30:	2008	2007	2007 to 2008
Administration	$1,315	$1,394	(5.7%)

Administration expenses for the three months ended June 30, 2008 decreased $79 when compared with the same period in fiscal 2007.  The decrease in administration expenses is primarily a result of a decrease in all legal fees, including those associated with the class action lawsuit discussed in Note 14 to our unaudited condensed consolidated financial statements.

			Percent Change
For the Three Months Ended June 30:	2008	2007	2007 to 2008
Gain from settlement of environmental claims	$(10)	$-	NM

As part of its contractual indemnity claim against Dana and contribution claim against Blount, as described in Note 14 to our unaudited condensed consolidated financial statements, during the third quarter of fiscal 2008 the Company received additional shares in Dana equal to approximately $10 at the time of settlement and recorded this as a gain in operating expenses in the condensed consolidated financial statements in the third quarter of fiscal 2008.

			Percent Change
For the Three Months Ended June 30:	2008	2007	2007 to 2008
Realignment of operations	$-	$210	NM

The Company recorded expenses of $210 during the third quarter of fiscal 2007 related to its realignment of operations as discussed in Note 4 of the unaudited condensed consolidated financial statements.  No realignment expenses were recorded during the third quarter of fiscal 2008 as the realignment was substantially complete as of September 30, 2007.

			Percent Change
For the Three Months Ended June 30:	2008	2007	2007 to 2008
Interest income	$(12)	$(34)	(64.7%)

Interest expense	$5	$185	(97.3%)

Interest expense decreased $180 in the third quarter of fiscal 2008 as compared to the third quarter of fiscal 2007 due to the significant reductions in debt levels throughout late fiscal 2007 and the first half of fiscal 2008.  As of June 30, 2008, all of our debt has been fully paid off.

			Percent Change
For the Three Months Ended June 30:	2008	2007	2007 to 2008
Other income	$(97)	$(150)	(35.3%)

Included in other income for the three months ended June 30, 2008 and 2007 was a gain of $31 and $70, respectively, related to the disposal of certain fixed assets.  Also included in the three months ended June 30, 2007 was a gain of $37 for the reversal of old accounts payable related to closed insolvent subsidiaries of the Company.  No amounts were reversed in the third quarter of fiscal 2008.

			Percent Change
For the Three Months Ended June 30:	2008	2007	2007 to 2008
Income tax expense	$1,069	$919	16.3%

Income tax expense reflects an effective tax rate of 32.7% for the three months ended June 30, 2008 compared to an effective tax rate of 33.5% for the comparable three month period in fiscal 2007.  The rate reduction in 2008 is due primarily to an increase in the United States Domestic Manufacturing Credit and a larger percentage of the Company’s earnings being taxed at the lower Chinese tax rate.

Comparative – Nine months ended June 30, 2008 and 2007

NM = Not Meaningful
			Percent Change
For the Nine Months Ended June 30:	2008	2007	2007 to 2008
Net sales	$48,593	$52,573	(7.6%)

Net sales decreased $3,980 in the first nine months of fiscal 2008 compared to the first nine months of fiscal 2007, primarily due to an overall decrease in the build rates of heavy trucks in the North American market during the first six months of the fiscal year.  In that market, sales were down 39% when compared to the same period in fiscal 2007.  The Company’s share of this market and unit pricing remained essentially unchanged from the prior year.  Net sales in the off-road market declined approximately 7%.  Sales to our European truck and Asian customers increased approximately 20% and 56%, respectively, over the first nine months of the prior year.  The combination of these increases helped to offset a portion of the decline from the North American truck market and world-wide off-road market.

We expect that electronic throttle control sales will increase or decrease in the future in part in line with changes in heavy truck, transit bus and off-road production volumes in the various geographic markets in which we serve and increase or decrease when product applications change.  Additionally, competitive pricing may continue to reduce per unit pricing.  The change in emissions regulations in the United States, effective January 1, 2007, had a negative impact on truck sales in North America beginning in our second quarter of fiscal 2007 and continued up to the second quarter of fiscal 2008.  In addition, higher fuel costs and other negative economic factors in the United States in 2008 appear to be negatively influencing the NAFTA heavy truck market.  The published reports of the decline in North American heavy truck production are that overall truck production volumes in North America in calendar year 2007 declined approximately 35% over the calendar year 2006 production volumes.  These same reports estimate that the 2008 calendar year heavy truck production levels will remain generally in line with the 2007 calendar year production levels.

			Percent Change
For the Nine Months Ended June 30:	2008	2007	2007 to 2008
Gross profit	$16,685	$18,132	(8.0%)

Gross profit was $16,685, or 34.3% of net sales in the first nine months of 2008, a decrease of $1,447 compared to gross profit of $18,132, or 34.5% of net sales, in the comparable fiscal 2007 period.

The decrease in gross profit in the first nine months of fiscal 2008 is primarily driven by the 39% net decrease in sales of electronic throttle control systems to North American heavy truck customers.  During fiscal 2007, we substantially completed our realignment of operations, as discussed in Note 4 to our unaudited condensed consolidated financial statements, and as a result of this realignment we have experienced an overall reduction in labor costs and net material costs due to continued efforts in global sourcing and the production of our own internally developed contacting and non-contacting sensors.  Throughout fiscal 2007 and the first nine months of fiscal 2008, gross profit was negatively impacted by higher purchase prices for certain raw materials.  Overhead expenses decreased between periods, but remained relatively flat as a percentage of sales.  Gross profit for the nine months ended June 30, 2008 also included a reduction in warranty liability of $174 compared to a negative impact of increasing our warranty liability by $239 in the corresponding period in fiscal 2007, as noted in Note 10 to our unaudited condensed consolidated financial statements.

			Percent Change
For the Nine Months Ended June 30:	2008	2007	2007 to 2008
Research and development	$3,006	$2,465	21.9%

Research and development expenses increased $541 during the first nine months of fiscal 2008 when compared to the first nine months of fiscal 2007.  The Company’s research and development expenditures will fluctuate based on the products under development at any given point in time.  Expenses were up in the first nine months of 2008 when compared to the same period in the prior year, primarily due to higher salary costs and costs related to our Conceptual Development Center, which was completed in mid fiscal 2007.  Overall, we expect research and development expenses to increase slightly over fiscal 2007 levels due to additional new product design projects and a full year of the Conceptual Development Center.

			Percent Change
For the Nine Months Ended June 30:	2008	2007	2007 to 2008
Selling	$2,037	$1,653	23.2%

Selling expenses increased $384 during the nine months ended June 30, 2008 as compared with the nine months ended June 30, 2007 mainly due to higher overall salaries and expanded selling and marketing efforts, including expenses associated with sales and marketing related travel in the European, Asian, South American, Australian and off-road markets.

			Percent Change
For the Nine Months Ended June 30:	2008	2007	2007 to 2008
Administration	$4,080	$4,049	0.8%

Administration expenses for the first nine months of fiscal 2008 increased $31 when compared with the same period in fiscal 2007.  The increase in administration expenses is primarily a result of designing changes to our compensation structure, employee recruitment, relocation costs and increased expenses associated with our China manufacturing facility offset by a decrease in all legal fees, including those associated with the class action lawsuit discussed in Note 14 to our unaudited condensed consolidated financial statements.

			Percent Change
For the Nine Months Ended June 30:	2008	2007	2007 to 2008
Gain from settlement of environmental claims	$(1,020)	$-	NM

As part of its contractual indemnity claim against Dana and contribution claim against Blount, as described in Note 14 to our unaudited condensed consolidated financial statements, in the first nine months of fiscal 2008 the Company received cash payments totaling $683 from Dana and Blount and shares in Dana equal to approximately $337 at the time of settlement.  As of June 30, 2008, the Company recorded a gain of $1,020 in operating expenses in the condensed consolidated financial statements.

			Percent Change
For the Nine Months Ended June 30:	2008	2007	2007 to 2008
Realignment of operations	$-	$643	NM

The Company recorded expenses of $643 during the first nine months of fiscal 2007 related to its realignment of operations as discussed in Note 4 of the unaudited condensed consolidated financial statements.  No realignment expenses were recorded during the first nine months of fiscal 2008 as the realignment was substantially complete as of September 30, 2007.

			Percent Change
For the Nine Months Ended June 30:	2008	2007	2007 to 2008
Interest income	$(44)	$(95)	(53.7%)

Interest expense	$136	$651	(79.1%)

Interest expense decreased $515 in the first nine months of fiscal 2008 as compared to the same period in fiscal 2007 due to the significant reductions in debt levels throughout late fiscal 2007 and the first half of fiscal 2008.  As of June 30, 2008, all of our debt has been fully paid off.

			Percent Change
For the Nine Months Ended June 30:	2008	2007	2007 to 2008
Other income	$(205)	$(1,012)	(79.7%)

The decrease in other income is primarily due the first nine months of fiscal 2007 including a gain of $877 related to the reversal of old accounts payable related to closed insolvent subsidiaries of the Company.   No amounts were reversed in the first nine months of fiscal 2008.  Also included in other income for the three months ended June 30, 2008 and 2007 was a gain of $55 and $71, respectively, related to the disposal of certain fixed assets.

			Percent Change
For the Nine Months Ended June 30:	2008	2007	2007 to 2008
Income tax expense	$2,862	$3,357	(14.7%)

Tax expense reflects an effective tax rate of 32.9% for the first nine months of fiscal 2008 compared to an effective tax rate of 34.3% for the comparable period in fiscal 2007.  The rate reduction in 2008 is due primarily to an increase in the United States Domestic Manufacturing Credit and a larger percentage of the Company’s earnings being taxed at the lower Chinese tax rate.

Financial Condition, Liquidity and Capital Resources

Cash generated by operating activities was $7,202 for the first nine months of fiscal 2008, an increase of $724 from the cash generated by operating activities of $6,478 during the first nine months of fiscal 2007.  Net income plus non-cash charges for depreciation and stock based compensation contributed $7,678 in the first nine months of fiscal 2008 and $8,286 in the first nine months fiscal 2007.

Changes in working capital items generated cash of $9 in the first nine months of fiscal 2008 compared to a use of cash of $721 in the first nine months of 2007.  Timing of collections on receivables and sales levels decreased cash by $764 in the first nine months of fiscal 2008 compared with generating cash of $1,485 in the same period of fiscal 2007.  Inventories were reduced by $1,302 in the first nine months of fiscal 2008 compared to a reduction in inventories of $24 in the first nine months of fiscal 2007.  Cash was used to increase inventory levels in the first nine months of fiscal 2007 to facilitate switching of suppliers to lower cost suppliers, primarily in China, the realignment efforts and to support increasing operations in our Suzhou, China manufacturing facility.  Cash flows from operations for the nine months ended June 30, 2008 also included payments to our pension plans of $949.  For the nine months ended June 30, 2007, we contributed $1,232 to our pension plans.  We believe we will continue to generate positive cash from operations.

Cash used in investing activities was $1,058 for the nine months ended June 30, 2008 and $1,611 for the nine months ended June 30, 2007 and was comprised primarily of purchases of equipment for both periods.  We expect our cash use for investing activities to increase throughout the fiscal year as we continue to make purchases of capital equipment.

Cash used in financing activities was $828 for the nine months ended June 30, 2008, compared to cash used in financing activities of $4,342 for the nine months ended June 30, 2007.  The use of cash for financing activities for the first nine months of both fiscal 2008 and 2007 primarily relates to payments on debt, slightly offset by proceeds from the exercise of stock options.

At June 30, 2008, we had $8,000 available under our revolving credit facility with Merrill Lynch plus cash and cash equivalents of $6,937.  We believe these resources, when combined with cash provided by operations, will be sufficient to meet our working capital needs on a short-term and long-term basis.

Contractual Obligations as of June 30, 2008

At June 30, 2008, our contractual obligations consisted of operating lease obligations and a license agreement.  We do not have any material letters of credit or debt guarantees outstanding at June 30, 2008.  Maturities of these contractual obligations consist of the following:

	Payments due by period
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Operating leases	$1,970	$548	$1,416	$6	$-
MMT license - minimum royalties	336	36	150	150	-
	$2,306	$584	$1,566	$156	$-

Certain liabilities, including those related to our pension and post-retirement benefit plans, are reported in the accompanying condensed consolidated balance sheets but are not reflected in the table above due to the absence of stated maturities.  The Company has net obligations at June 30, 2008 related to its pension plans and post-retirement medical plan of $374 and $3,917, respectively.  We funded $949 to our pension plans during the first nine months of fiscal 2008 compared to $1,232 during the first nine months of fiscal 2007.  We expect to make payments to our pension plans of $358 throughout the rest of fiscal 2008.

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
  As of June 30, 2008, there were no outstanding balances on both the term loan and the revolving loan.  The Company does not believe that changes in future interest rates on these variable rate obligations would have a material effect on its financial position, results of operations, or cash flows.  The Company has not hedged its exposure to interest rate fluctuations.

Foreign Currency Risk:
  We sell our products to customers in the heavy truck, transit bus and off-road equipment industries.  For the nine months ended June 30, 2008 and 2007, the Company had foreign sales of approximately 46% and 40% of net sales, respectively.  All worldwide sales in the first nine months of fiscal 2008 and 2007, with the exception of $2,158 and $600, respectively, were denominated in U.S. dollars.  During fiscal 2005, we established a manufacturing facility in Suzhou, China and we opened sales offices in Shanghai, China and Ismaning (which is near Munich), Germany.  We purchase components internationally for use in both our products whose sales are denominated in U.S. dollars and other currencies.  Although the Company is expanding its international exposure, it does not believe that changes in future exchange rates would have a material effect on its financial position, results of operations, or cash flows at this time.  As a result, the Company has not entered into forward exchange or option contracts for transactions to hedge against foreign currency risk.  The Company will continue to assess its foreign currency risk as its international operations and sales increase.
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

On October 1, 2004, the Company was named as a co-defendant in a product liability case (Cuesta v. Ford, et al, District Court for Bryant, Oklahoma).  The complaint seeks an unspecified amount of damages on behalf of the class.  During the second quarter of fiscal 2007, the Oklahoma district court granted the plaintiffs class action status.  The Company and Ford appealed the District Court’s class certification ruling to the Court of Civil Appeals of the State of Oklahoma (“Appeals Court”) and during the second quarter of fiscal 2008, the Appeals Court, in a 3-to-0 decision, reversed the District Court’s ruling and decertified the nationwide class.  As permitted under Oklahoma law, the plaintiffs filed for a re-hearing by the Appeals Court and during the third quarter of fiscal 2008, the Appeals Court denied the motion for re-hearing.  The plaintiffs have since appealed the Court of Civil Appeals decision to the Oklahoma Supreme Court.  The Company continues to believe the claim to be without merit and intends to continue to vigorously defend against this action.  Although the Appeals Court decision is favorable to the Company, there can be no assurance that the ultimate outcome of the lawsuit will be favorable to the Company or will not have a material adverse effect on the Company’s business, consolidated financial condition and results of operations.  The Company cannot reasonably estimate the possible loss or range of loss at this time.  In addition, the Company has incurred and may incur future litigation expenses in defending this litigation.

Item 1A.  Risk Factors

There have been no significant changes in risk factors for the quarter ended June 30, 2008.  See the information set forth in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007.

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

10.01	The Restated 1993 Stock Option Plan of the Registrant (Filed herewith)

31.01	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) (Filed herewith)

31.02	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) (Filed herewith)

32.01	Certification of Patrick W. Cavanagh pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.02	Certification of Dennis E. Bunday pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLIAMS CONTROLS, INC.

Date: August 7, 2008	/s/ PATRICK W. CAVANAGH
Patrick W. Cavanagh
President and Chief Executive Officer

Date: August 7, 2008	/s/ DENNIS E BUNDAY
Dennis E. Bunday
Chief Financial Officer