Form 10-K
period 2008-09-30
WILLIAMS CONTROLS INC
filed 2008-12-11
CIK 854860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to ______
Commission file number 0-18083
______________

Williams Controls, Inc.
(Exact name of registrant as specified in its charter)

Delaware	84-1099587
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

14100 SW 72nd Avenue
Portland, Oregon	97224
(Address of principal executive office)	(Zip code)
______________

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒

     The aggregate market value of voting common shares (based upon the closing price of the shares as reported on the NASDAQ Global Market) of Williams Controls, Inc. held by non-affiliates was approximately $73,643,862 as of March 31, 2008.

As of December 1, 2008, there were 7,534,642 shares of Common Stock outstanding.

Documents Incorporated by Reference

The Registrant has incorporated by reference into Part III of this Form 10-K portions of its
Proxy Statement for the Annual Meeting of Stockholders to be held February 24, 2009.

Williams Controls, Inc.

Index to 2008 Form 10-K

		Page
Part I
Item 1.	Business	4-8
Item 1A.	Risk Factors	8-11
Item 1B.	Unresolved Staff Comments	11
Item 2.	Properties	11
Item 3.	Legal Proceedings	12
Item 4.	Submission of Matters to a Vote of Security Holders	12

Part II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer
	Purchases of Equity Securities	13
Item 6.	Selected Financial Data	14
Item 7.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	14-22
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	23
Item 8.	Financial Statements and Supplementary Data	24
Item 9.	Changes in and Disagreements with Accountants on Accounting and
	Financial Disclosure	52
Item 9A.	Controls and Procedures	52-53
Item 9B.	Other Information	53

Part III
Item 10.	Directors, Executive Officers and Corporate Governance	54
Item 11.	Executive Compensation	54
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related
	Stockholder Matters	54
Item 13.	Certain Relationships and Related Transactions, and Director Independence	54
Item 14.	Principal Accountant Fees and Services	54

Part IV
Item 15.	Exhibits and Financial Statement Schedules	55

Signatures		56

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

General

     We design, manufacture and sell electronic throttle and pneumatic control systems for heavy trucks, transit busses and off-road equipment. Electronic throttle controls send a signal proportional to throttle position to adjust the speed of electronically controlled engines. The use of electronically controlled engines is influenced primarily by emissions regulations, because these engines generally produce lower emissions. The original applications of electronic engines and electronic throttle controls were in heavy trucks and transit busses in the United States and Europe in the late 1980’s. As a result of the continuing implementation of more stringent emissions standards worldwide, demand for electronically controlled engines and electronic throttle control systems is expanding. Both China and India are in the process of implementing more stringent emissions standards for heavy trucks and transit busses. Additionally, worldwide emissions regulations have been enacted that continue to increase the use of electronic throttle controls in off-road equipment. We also produce a line of pneumatic control products, which are generally sold to the same customer base as our electronic throttle controls. These pneumatic products are used for vehicle control system applications. We believe that the demand for our products will be driven by worldwide emissions legislation and the economic cycles for heavy trucks, transit busses and off-road equipment.

     We have been producing electronic sensors for use in our electronic throttle control systems since 2005. In addition to internal use, we also have the capability of selling sensors as separate product lines. Electronic sensors are a significant component of our electronic throttle controls. Prior to 2005, we purchased contacting sensors for use in our heavy truck, transit bus and off-road product lines from third parties. The two principal sensor technologies are contacting and non-contacting. As part of our sensor strategy, we have a license to use certain non-contacting sensor technology from Moving Magnet Technology S.A. During fiscal 2006 we began production of both contacting and non-contacting sensors. During 2006 and 2007, we converted a majority of our sensor usage to our internally produced sensors.

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

     During the year ended September 30, 2008, we sold approximately 54% of our products in the United States, 10% to Canada and Mexico for vehicles that are in part produced for the United States market, and approximately 36% to other international markets. We sell the majority of our products directly to large heavy truck, transit bus and off-road original equipment manufacturers worldwide. Our largest customers include The Volvo Group, Paccar, Inc., Freightliner, LLC, Navistar International Corporation, Caterpillar, Inc., and Hyundai Motor, Co. We also sell our products through a network of independent distributors and representatives, which sell to smaller original equipment manufacturers and to truck and bus owners as replacement parts.

     Prior to 2005, all of our products were produced in, and sold from, our Portland, Oregon facility. To better address existing and developing international heavy truck, transit bus and off-road markets, we established a manufacturing facility in Suzhou, China and opened sales offices in Shanghai, China and Ismaning (which is near Munich), Germany in 2005. In 2006, we entered into an exclusive distributor representative relationship to market and sell our products into the Indian market.

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

Realignment of Operations

     During the second quarter of fiscal year 2006, the Company began a plan (“the plan”) to realign its manufacturing operations as part of ongoing efforts to focus on its core product competencies and improve its global competitiveness. The plan was substantially completed in fiscal 2007. The plan consisted of outsourcing all of the Company’s die casting and machining operations from its Portland, Oregon manufacturing facility to high-quality suppliers, primarily in Asia, and relocating of the Company’s assembly operations for the majority of its pneumatic products from the Portland facility to its manufacturing facility in Suzhou, China. In conjunction with the realignment, the Company eliminated 50 hourly and 2 salaried positions from its Portland, Oregon facility during fiscal 2007. As part of the plan, the Company incurred a one-time termination benefit in relation to those employees affected by the plan.

     The total costs of the plan were approximately $1.5 million and include costs related to hourly and salaried termination benefits of $605; supplier and parts qualification of $100; refurbishment of tools of $150; accelerated depreciation on certain assets of $240; and general administrative and other costs of $400. Certain of these costs are classified in financial statement line items other than realignment of operations expense. The Company recorded realignment expenses of $737 for the twelve month periods ended September 30, 2007, which were recorded in operating expenses in the accompanying consolidated statements of operations. No realignment expense was recorded in fiscal 2008.

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

     The major competitors for our electronic throttle controls include AB Eletronik GmbH, Kongsberg Gruppen, ASA., Siemens VDO Automotive AG, Felsted Products, LLC, Hella KGaA Hueck & Co., Heinrich Kubler AG (KSR), and Comesys, Ltd. Other companies, including Dura Automotive Systems, Inc. and CTS Corporation compete in the passenger car and light truck market and may attempt to compete in the heavy truck and transit bus market in the future.

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

Marketing and Distribution

     We sell our products to customers primarily in the heavy truck, transit bus and off-road equipment industries. For the years ended September 30, 2008, 2007 and 2006, The Volvo Group accounted for 19%, 17% and 16%, Paccar, Inc. accounted for 11%, 14% and 17%, Freightliner, LLC accounted for 9%, 13% and 17%, Navistar International Corporation accounted for 7%, 6% and 8% and Caterpillar, Inc. accounted for 7%, 6% and 5%, of net sales from operations, respectively. Approximately 46%, 41% and 36% of net sales in fiscal 2008, 2007 and 2006 respectively, were to customers outside of the United States, primarily in Canada, Belgium, Sweden, Mexico and Korea, and, to a lesser extent, in other European countries, South America, Pacific Rim nations and Australia. We market our products from our sales facilities in Portland, Oregon, Shanghai, China, Ismaning (Munich), Germany and through distributor networks.

     In fiscal 2008, 2007 and 2006, approximately 86%, 84% and 84%, respectively, of our sales were from sales of electronic throttle controls, with the remainder being sales of pneumatic control systems.

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

     The soil and groundwater at the Company’s Portland, Oregon facility contains certain contaminants, which were deposited from approximately 1968 through 1995. Some of this contamination has migrated offsite to neighboring properties. The Company has retained an environmental consulting firm to investigate the extent of the contamination and to determine what remediation will be required and the associated costs. During fiscal 2004, the Company entered into the Oregon Department of Environmental Quality’s voluntary clean-up program and during fiscal 2004 the Company established a liability of $950 for this matter. At September 30, 2007, the Company recorded an additional liability of $546 based on remaining costs estimates determined by the Company with the help of an environmental consulting firm. As of September 30, 2008, the total liability recorded is $1,021 and is recorded in accrued expenses in the accompanying consolidated balance sheet. The Company asserted and settled a contractual indemnity claim against Dana Corporation (“Dana”), from which it acquired the property, and contribution claims against the other prior owner of the property, as well as businesses previously located on the property (including Blount, Inc. (“Blount”) and Rosan, Inc. (“Rosan”)) under the Federal Superfund Act and the Oregon Cleanup Law. During 2008, the Company entered into a settlement agreement with Dana, Blount and Rosan in which it received total cash payments from Dana, Blount and Rosan of $735 and shares of Dana stock equal to approximately $337 at the time of settlement, and assumed the full obligation to, and risks associated with, completing the remediation. The Company recorded the shares received as available-for-sale securities in short-term investments in the accompanying condensed consolidated balance sheets. As of September 30, 2008, the Company has recorded a total gain of $1,072, which was recorded in operating expenses in the consolidated financial statements for the receipt of the cash and stock.

Government Regulation

     Our vehicle component products must comply with the National Traffic and Motor Vehicle Safety Act of 1966, as amended, and regulations promulgated there under, which are administered by the National Highway Traffic Safety Administration (“NHTSA”). If, after an investigation, NHTSA finds that we are not in compliance with any of its standards or regulations, among other things, it may require that we recall products found not to be in compliance, and repair or replace such products. During fiscal 2008, we had no product recalls. We are not aware of any instances of non-compliance with the statute and applicable regulations.

Product Research and Development

     We conduct engineering, research and development and quality control activities to maintain and improve the performance, reliability and cost-effectiveness of our products. Our engineering staff works closely with our customers to design and develop new products and to adapt existing products for new applications. During fiscal 2008, 2007 and 2006, the Company spent $4,015, $3,145 and $3,412, respectively, on these activities. We anticipate that these expenses may increase with expansion into markets and new products.

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

     During fiscal 2003 the Company obtained a license agreement for use in our adjustable pedal product lines. This initial agreement was for an initial period of three years and contained annual renewal provisions if certain sales thresholds were met. The Company is obligated to make royalty payments based on the number of units it sells. Additionally, as part of the sale of our passenger car and light truck product lines to Teleflex Incorporated on September 30, 2003, we obtained the right to use certain of Teleflex’s (now Kongsberg Gruppen, ASA (“Kongsberg”)) adjustable pedal patents in exchange for Teleflex receiving fully paid licenses for certain of our patents.

     In fiscal 2005, we entered into an agreement with Moving Magnet Technology SA (“MMT”) to license non-contacting Hall effect sensor technology. We intend to use this license to internally produce non-contacting sensors for use in our electronic throttle controls. We make royalty payments based on the number of units sold, which includes minimum yearly royalties beginning in year three of this agreement. This agreement is for a period of ten years and is renewed annually based on written mutual agreement. This agreement may be terminated by the licensor after four years if certain sales thresholds are not met.

Raw Materials; Reliance on Single Source Suppliers

     We purchase certain of our component parts that are derived from raw materials, including brass, aluminum, steel, plastic, rubber and zinc, which currently are widely available at reasonable terms, but are subject to volatility of prices due to fluctuations in the commodity markets. Zinc, aluminum and energy commodity demand has resulted in price increases causing higher costs for some of our components. Although component prices have increased, we have not been subject to supply constraints as a result of the increased demand. We manufacture certain foot pedals using a contact position sensor manufactured for Caterpillar, Inc., by a third party sensor manufacturer, which is used on Caterpillar engines. Caterpillar supplies this sensor and requires that its sensor be used on all Caterpillar engines; therefore, we do not consider the Caterpillar sensor supply to be at risk. None of our component suppliers are considered to be a single source supplier and to be at risk. Although these suppliers have been able to meet our needs on a timely basis, and appear to be willing to continue being suppliers, there is no assurance that a disruption in a supplier’s business, such as a strike, would not disrupt the supply of a component.

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

Employees

     Our hourly employees engaged in manufacturing in the Portland, Oregon facility are represented by the International Union, United Automobile Workers of America and Amalgamated Local 492 (the “UAW”). The current five-year labor agreement expired on August 31, 2008. As of the filing of this report on Form 10-K, the Company and the UAW have not entered into a new agreement and the members of the UAW are currently working without a contract. As of September 30, 2008, we employed a total of 46 people pursuant to this labor agreement. As of September 30, 2008, we employed approximately 90 non-union employees in our Portland, Oregon facility, of which approximately 16 were engaged in manufacturing and approximately 74 were involved in sales, engineering and administrative functions. As of September 30, 2008, we employed 120 employees in China, of which approximately 79 were engaged in manufacturing and approximately 41 engaged in sales, engineering and administrative functions. We also employed 2 employees in Europe as of September 30, 2008.

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

     A significant portion of our revenues historically have been derived from a limited number of customers. For the years ended September 30, 2008, 2007 and 2006, The Volvo Group accounted for 19%, 17% and 16%, Paccar, Inc. accounted for 11%, 14% and 17%, Freightliner, LLC accounted for 9%, 13% and 17%, Navistar International Corporation accounted for 7%, 6% and 8% and Caterpillar, Inc. accounted for 7%, 6% and 5%, of net sales from continuing operations, respectively. The loss of any significant customer would adversely affect our revenues and stockholder value.

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

We purchase component parts from suppliers and changes in the relationships with such suppliers, as well as increases in the costs of raw materials that comprise our component and/or the component parts, would adversely affect our ability to produce and market our products, which would adversely affect our profit margins, results from operations and stockholder value.

     We purchase component parts from suppliers to be used in the manufacturing of our products. If a supplier is unable or unwilling to provide us with such component parts, we may be unable to produce certain products, which could result in a decrease in revenue and adversely impact our reputation in our industry. Also, if prices of raw materials that comprise our component parts and/or the component parts increase and we are not able to pass on such increase to our customers, our profit margins would decrease. The occurrence of either of these would adversely affect our results from operations and stockholder value.

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

     Our hourly employees engaged in manufacturing in the Portland, Oregon facility are represented by the International Union, United Automobile Workers of America and Amalgamated Local 492 (the “UAW”). The current five-year labor agreement expired on August 31, 2008 and as of the filing of this report on Form 10-K the Company and the UAW have not entered into a new agreement. The members of the UAW are currently working without a contract and there can be no assurance that they will continue to work without a contract. If we experience significant work stoppages, as we did in fiscal 2003, we may have difficulty manufacturing our products. Also, our labor costs could increase and we may not be able to pass such increase on to our customers. The occurrence of either of the foregoing would adversely affect profit margins, results from operations and stockholder value.

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

Current economic conditions could adversely affect our operations.

     Financial markets in the United States and abroad have experienced extreme disruption, including severely diminished liquidity and credit availability. While these conditions and the current economic downturn have not impaired our ability to access credit markets to date, there can be no assurance that these conditions will not adversely affect our business in the future, particularly if there is further deterioration in the world financial markets and major economies. At September 30, 2008, we had $8,000 available under our revolving credit facility plus cash and cash equivalents at September 30, 2008 of $9,060. We were not compliant with one financial covenant at September 30, 2008 and this non compliance could limit our ability to borrow against the $8,000 currently available under the revolving credit facility. We believe with our cash on hand combined with cash provided by operations that we will be able to sufficiently meet our working capital needs, however, there can be no assurance the current economic conditions will not adversely affect our financial condition.

Risks related to environmental laws:

The soil and groundwater at our Portland, Oregon facility contains certain contaminants that may require us to incur substantial expense to investigate and remediate, which would adversely affect our profit margins, results from operations and stockholder value.

     The soil and groundwater at our Portland, Oregon facility contain certain contaminants. Some of this contamination has migrated offsite to neighboring properties and potentially to other properties. We have retained an environmental consulting firm to investigate the extent of the contamination and to determine what, if any, remediation will be required and the associated costs. During the third quarter of fiscal 2004, we entered the Oregon Department of Environmental Quality’s voluntary clean-up program and during fiscal 2004 we established a liability of $950 for this matter. At September 30, 2007, we recorded an additional liability of $546 and as of September 30, 2008, this liability totaled $1,021. Our overall costs could exceed this liability, which could adversely affect our profit margins, results from operations and stockholder value.

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

     We sell products in Canada, Belgium, Sweden, Mexico, South America, the Pacific Rim nations, Australia, China and certain other European nations, purchase components from suppliers in China, Mexico and Europe, have a manufacturing and sales operation in China, and a sales and technical center in Germany. For the years ended September 30, 2008, 2007 and 2006, foreign sales were approximately 46%, 41%, and 36% of net sales, respectively. Although currently a majority of our sales and purchases are made in U.S. dollars, an increasing amount of our purchases and sales are made in RMB and we anticipate that over time more of our purchases of component parts and sales of our products will be denominated in foreign currencies. We do not presently engage in any hedging of foreign currency risk. In the future, our operations in the foreign markets will likely become subject to fluctuations in currency values between the U.S. dollar and the currency of the foreign markets. Our results from operations and stockholder value could be adversely affected if currency of any of the foreign markets increases in value relative to the U.S. dollar.

Complying with the laws applicable to the United States and foreign markets may become more difficult and expensive in the future, which could adversely affect our results from operations and stockholder value.

     Our operations in the United States and foreign markets are subject to the laws of such markets. Compliance with these laws may become more difficult and costly in the future. In addition, these laws may change and such change may require us to change our operations. Any of these results could adversely affect our results from operations and stockholder value by increasing expenses and reducing revenues, thereby reducing profits.

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

     Our common stock is currently listed on the NASDAQ Global Market and is thinly traded. Volatility of thinly traded stocks is typically higher than the volatility of more liquid stocks with higher trading volumes. The market price of our common stock has been and, in the future, could be subject to significant fluctuations as a result of the foregoing, as well as variations in our operating results, announcements of technological innovations or new products by us or our competitors, announcements of new strategic relationships by us or our competitors, general conditions in our industries or market conditions unrelated to our business and operating results. Any of these results could adversely impact stockholder value.

ITEM 1B. UNRESOLVED STAFF COMMENTS

     None.

ITEM 2. PROPERTIES

     We own a 120,000 square foot manufacturing facility and office building in Portland, Oregon. We believe the Portland facility is adequate for our existing needs and the needs for the foreseeable future. This manufacturing facility is equipped with the machinery and equipment necessary to manufacture and assemble our products. We believe that this facility has been maintained adequately.

     We lease approximately 63,000 square feet in Suzhou, China for our Williams Controls Asia operation, approximately 500 square feet for our Shanghai, China sales office, and approximately 1,600 square feet for our Williams Controls Europe sales operation. We believe that these facilities will be adequate to meet our existing needs and our needs for the foreseeable future.

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

     On October 1, 2004, the Company was named as a co-defendant in a product liability case (Cuesta v. Ford, et al, District Court for Bryant, Oklahoma). The complaint seeks an unspecified amount of damages on behalf of the class. During the second quarter of fiscal 2008, the Oklahoma district court granted the plaintiffs class action status. The Company and Ford appealed the District Court’s class certification ruling to the Court of Civil Appeals of the State of Oklahoma (“Appeals Court”) and during the second quarter of fiscal 2008, the Appeals Court, in a 3-to-0 decision, reversed the District Court’s ruling and decertified the nationwide class. As permitted under Oklahoma law, the plaintiffs filed for a re-hearing by the Appeals Court and during the third quarter of fiscal 2008, the Appeals Court denied the motion for re-hearing. The plaintiffs have since appealed the Court of Civil Appeals decision to the Oklahoma Supreme Court, which has not taken action yet. The Company continues to believe the claim to be without merit and intends to continue to vigorously defend against this action. Although the Appeals Court decision is favorable to the Company, there can be no assurance that the ultimate outcome of the lawsuit will be favorable to the Company or will not have a material adverse effect on the Company’s business, consolidated financial condition and results of operations. The Company cannot reasonably estimate the possible loss or range of loss at this time. In addition, the Company has incurred and may incur future litigation expenses in defending this litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2008.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Prices of Common Stock

     Our common stock is traded on the NASDAQ Global Market under the symbol “WMCO.” The following table sets forth the high and low closing prices of our common stock for each fiscal quarter for the past two fiscal years as reported on the NASDAQ Global Market:

	2008		2007
	High	Low	High	Low
First Quarter	$18.05	$16.25	$14.94	$12.70
Second Quarter	$16.75	$13.24	$17.71	$14.30
Third Quarter	$14.30	$12.40	$17.96	$16.25
Fourth Quarter	$13.48	$11.96	$18.05	$16.57

Dividend Policy

     There were 311 record holders of our common stock as of December 1, 2008. We have never paid a dividend with respect to our common stock and currently have no plans to pay a dividend on our common stock at this time.

Performance Graph

     The graph below compares the cumulative total stockholder return of our common stock with the cumulative total return of the NASDAQ Composite Index and a peer group of companies. The graph shows the value for the period beginning September 30, 2003 and ending September 30, 2008. The graph assumes that $100 was invested on September 30, 2003.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Williams Controls, Inc., The NASDAQ Composite Index
And A Peer Group

Total Return Analysis

	9/30/03	9/30/04	9/30/05	9/30/06	9/30/07	9/30/08
Williams Controls, Inc.	$100.00	$185.19	$234.26	$391.05	$556.17	$397.53
NASDAQ Composite	$100.00	$107.74	$123.03	$131.60	$158.88	$119.05
Peer Group	$100.00	$130.29	$131.16	$158.48	$246.79	$162.48

ITEM 6. SELECTED FINANCIAL DATA (Dollars in thousands — except per share amounts)

Consolidated Statement of Operations Data:	Year ended September 30
	2008	2007	2006	2005	2004 (1)
Net sales from continuing operations	$65,781	$68,924	$74,634	$67,416	$58,050
Net income (loss) from continuing operations	7,830	7,937	9,549	7,495	(3,880)
Net income (loss)	7,830	7,937	9,549	7,495	(4,058)
Income (loss) from continuing operations – basic	1.04	1.06	1.29	0.96	(1.06)
Income (loss) from continuing operations – diluted	1.01	1.03	1.25	0.94	(1.06)
Net income (loss) per common share – basic	1.04	1.06	1.29	0.96	(1.11)
Net income (loss) per common share – diluted	1.01	1.03	1.25	0.94	(1.11)
Cash dividends per common share	—	—	—	—	—

Consolidated Balance Sheet Data:	September 30
	2008	2007	2006	2005	2004 (1)
Current Assets	$29,540	$21,266	$24,037	$20,138	$17,282
Current Liabilities	10,293	10,082	17,697	17,616	13,747
Working Capital	19,247	11,184	6,340	2,522	3,535
Total Assets	40,608	32,303	35,749	33,505	31,125
Long-Term Liabilities	4,667	5,052	9,790	15,308	24,413
Stockholders’ Equity (deficit)	25,648	17,169	8,262	581	(7,035)

(1)	The 2004 data includes a loss on extinguishment of debt of $19,770, a loss of $178 from discontinued operations, a gain of $209 from the settlement of a sales tax obligation of Aptek and a $210 gain from the extinguishment of old outstanding accounts payable balances of various insolvent subsidiaries.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands — except share and per share amounts)

     This section summarizes the significant factors affecting our consolidated results of operations, financial condition and liquidity position for the three year period ended September 30, 2008. This section should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this document. Statements in this report that relate to future results and events are based on our current expectations. Actual results in future periods may differ materially from those currently expected or desired because of a number of risks and uncertainties. For a discussion of factors affecting our business, see “ITEM 1 — BUSINESS” in this Annual Report on Form 10-K.

Overview

     During fiscal 2008, we saw our net sales decrease $3,143 or 4.6% primarily due to the continued decline in the NAFTA market. Our NAFTA truck sales during fiscal 2008 decreased approximately 34% from the prior year. Offsetting the reduction in sales for NAFTA trucks, we saw a significant increase in sales in fiscal 2008 to the Asian market of 51% over fiscal 2007 levels and an 8% increase in European sales over the prior year. For the year ended September 30, 2008, we sold approximately 54% of our products in the United States, 10% to Canada and Mexico for vehicles that are in part produced for the United States market and approximately 36% to other international markets. In fiscal 2007, we sold approximately 59% of our products in the United States, 12% to Canada and Mexico for vehicles that are in part produced for the United States market and approximately 29% to other international markets. Net income in fiscal 2008 was $7,830, compared to net income in fiscal 2007of $7,937. As a result of increases in cash flows from operations, we paid down our remaining term loan debt of $1,000 in fiscal 2008.

     As we move forward into fiscal 2009 and beyond, we will continue to work closely with our existing and potential customers to design and develop new products and adapt existing products to new applications, and to improve the performance, reliability and cost-effectiveness of our products.

Results of Operations

Financial Summary
(Dollars in Thousands)

				2007 to	2006 to
	2008	2007	2006	2008	2007
Net sales	$65,781	$68,924	$74,634	(4.6)%	(7.7)%
Cost of sales	42,960	45,152	48,108	(4.9)%	(6.1)%
Gross profit	22,821	23,772	26,526	(4.0)%	(10.4)%
Research and development	4,015	3,145	3,412	27.7%	(7.8)%
Selling	2,727	2,163	2,065	26.1%	4.7%
Administration	5,500	5,898	5,640	(6.7)%	4.6%
Gain from settlement of environmental claims	(1,072)	—	—	NM	NM
Realignment of operations	—	737	582	NM	NM
Operating income	$11,651	$11,829	$14,827

As a percentage of net sales:
Cost of sales	65.3%	65.5%	64.5%
Gross margin	34.7%	34.5%	35.5%
Research and development	6.1%	4.6%	4.6%
Selling	4.1%	3.1%	2.8%
Administration	8.4%	8.6%	7.6%
Gain from settlement of environmental claims	(1.6%)	—	—
Realignment of operations	—	1.1%	0.8%
Operating income	17.7%	17.2%	19.9%
NM — not meaningful

Comparative Years Ended September 30, 2008, 2007 and 2006

				Percent Change
				2007 to	2006 to
For the Year Ended September 30:	2008	2007	2006	2008	2007
Net sales	$65,781	$68,924	$74,634	(4.6)%	(7.7)%

     Net sales decreased $3,143 for the year ended September 30, 2008 as compared to the year ended September 30, 2007, primarily due to an overall decrease in the build rates of heavy trucks in the North American market. Sales to NAFTA truck customers declined 34% when compared to the same period in fiscal 2007. The Company’s share of this market and unit pricing remained essentially unchanged from the prior year. Sales to our Asian and European truck customers increased approximately 51% and 8%, respectively, compared to the twelve months ended September 30, 2007. World-wide sales in the off-road market declined approximately 4%. The increases in sales to Asian and European truck customers helped to offset a portion of the decline from the North American truck market and worldwide off-road market.

     We expect that electronic throttle control sales will increase or decrease in the future in line with changes in heavy truck, transit bus and off-road production volumes in the various geographic markets in which we serve and increase or decrease when product applications change. Additionally, competitive pricing may continue to reduce per unit pricing. The change in emissions regulations in the United States, effective January 1, 2007, had a negative impact on truck sales in North America beginning in our second quarter of fiscal 2007 and continued through the first half of fiscal 2008. In addition, higher fuel costs and other negative economic factors in the United States in 2008 negatively impacted the NAFTA heavy truck market. In the first fiscal quarter of 2009, we have begun to see a significant reduction in the number of units of trucks, and to a lesser degree off-road vehicles, built world-wide due to the significant recessionary pressures in the United States and portions of the rest of the world. A number of our large truck OEM customers have publicly announced reductions in build rates which will impact our sales to those customers. It is uncertain how protracted or severe the current financial situation will be world-wide and the impact it may have on the Company.

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

				Percent Change
				2007 to	2006 to
For the Year Ended September 30:	2008	2007	2006	2008	2007
Gross profit	$22,821	$23,772	$26,526	(4.0)%	(10.4)%

     Gross profit was $22,821, or 34.7%, of net sales for the year ended September 30, 2008, a decrease of $951 from the gross profit of $23,772, or 34.5%, of net sales in the comparable fiscal 2007 period.

     The decrease in gross profit in fiscal 2008 is primarily driven by the 34% net decrease in sales of electronic throttle control systems to North American heavy truck customers. Beginning in late fiscal 2008, we began to see a decline in the order rates from some of our principal truck OEM’s due to recessionary pressures in the United States and other portions of the world. That, combined with the public announcement of reduced truck, and to a lesser degree off-road vehicle, build rates in early fiscal 2009 could negatively impact our sales and gross profit margins in fiscal 2009. During fiscal 2007, we substantially completed our realignment of operations, as discussed in Note 1 in the Notes to Consolidated Financial Statements, and as a result of this realignment we have experienced an overall reduction in labor costs and net material costs due to continued efforts in global sourcing and the production of our own internally developed contacting and non-contacting sensors. Throughout fiscal 2007 and the majority of fiscal 2008, gross profit was negatively impacted by higher purchase prices for certain raw materials. Overhead expenses decreased between periods, but increased slightly as a percentage of sales.

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

				Percent Change
				2007 to	2006 to
For the Year Ended September 30:	2008	2007	2006	2008	2007
Research and development	$4,015	$3,145	$3,412	27.7%	(7.8)%

     Research and development expenses increased $870 for the year ended September 30, 2008 compared to the same period in fiscal 2007. The Company’s research and development expenditures will fluctuate based on the programs and products under development at any given point in time. The increase in research and development expense is primarily attributable to operating our Conceptual Development Center, which was completed in mid fiscal 2007. Overall, we expect research and development expenses to increase over fiscal 2007 levels due to additional new product design projects and a full year of the Conceptual Development Center.

     Research and development expenses decreased $267 for the year ended September 30, 2007 compared to the same period in fiscal 2006. This decrease in research and development expense is primarily attributable to the timing of projects in development.

				Percent Change
				2007 to	2006 to
For the Year Ended September 30:	2008	2007	2006	2008	2007
Selling	$2,727	$2,163	$2,065	26.1%	4.7%

     Selling expenses increased $564 for the year ended September 30, 2008 as compared to the same period in fiscal 2007 mainly due to higher overall salaries and expanded selling and marketing efforts, including expenses associated with sales and marketing related travel in the European, Russian, Chinese, South American and Australian markets and increased emphasis in off-road markets world-wide.

     Selling expenses increased $98 for the year ended September 30, 2007 as compared to the same period in fiscal 2006. The increase in selling expenses is the result of our continued efforts to expand our selling and marketing presence globally, specifically in Europe and Asia.

				Percent Change
				2007 to	2006 to
For the Year Ended September 30:	2008	2007	2006	2008	2007
Administration	$5,500	$5,898	$5,640	(6.7)%	4.6%

     Administration expenses for the year ended September 30, 2008 decreased $398 as compared to the same period in fiscal 2007. The decrease in administration expenses is primarily due to a reduction in legal fees, including those associated with the class action lawsuit, which is also discussed in Note 9 in the Notes to Consolidated Financial Statements. Overall, legal fees decreased approximately 48%. Administration expense increased for design changes to our compensation structure, employee recruitment and relocation costs. Included in administration expenses for the year ended September 30, 2007 was the recording of an additional $546 of environmental liability as discussed in Note 9 in the Notes to Consolidated Financial Statements. During the years ended September 30, 2008 and 2007, we recorded stock option compensation expense of $412 and $371, respectively, in administration expense as a result of SFAS No. 123R as discussed in Note 10 in the Notes to Consolidated Financial Statements.

     Administration expenses for the year ended September 30, 2007 increased $258 as compared to the same period in fiscal 2006. The increase in administration expenses is primarily a result of recording an additional $546 of environmental liability at September 30, 2007 as discussed in Note 9 in the Notes to Consolidated Financial Statements. Administration expenses also increased during fiscal 2007 as we incurred costs to comply with the requirements of Section 404 of the Sarbanes-Oxley Act. We recorded total costs of approximately $280 in fiscal 2007 related to the evaluation and audit of our internal controls. Legal fees, including those associated with the class action lawsuit, which is also discussed in Note 9, decreased approximately 36%. During the years ended September 30, 2007 and 2006, we recorded stock option compensation expense of $371 and $305, respectively, in administration expense as a result of SFAS No. 123R as discussed in Note 10 in the Notes to Consolidated Financial Statements.

				Percent Change
				2007 to	2006 to
For the Year Ended September 30:	2008	2007	2006	2008	2007
Gain from settlement of environmental claims	($1,072)	$—	$—	NM	NM

     As part of its contractual indemnity claim against Dana and contribution claims against Blount and Rosan, as described in Note 9 in the Notes to Consolidated Financial Statements, during fiscal 2008 the Company received cash payments totaling $735 from Dana, Blount and Rosan and shares in Dana equal to approximately $337 at the time of settlement. As of September 30, 2008, the Company recorded a gain of $1,072 in operating expenses in the accompanying consolidated financial statements.

				Percent Change
				2007 to	2006 to
For the Year Ended September 30:	2008	2007	2006	2008	2007
Realignment of operations	$—	$737	$582	NM	NM

     The Company recorded expenses of $737 and $582, respectively, for the years ended September 30, 2007 and 2006 related to its realignment of operations as discussed in Note 1 in the Notes to Consolidated Financial Statements. No realignment expense was recorded in fiscal year 2008.

				Percent Change
				2007 to	2006 to
For the Year Ended September 30:	2008	2007	2006	2008	2007
Interest income	$(64)	$(136)	$(70)	(52.9)%	94.3%
Interest expense	$140	$868	$1,414	(83.9)%	(38.6)%

     Interest expense on debt decreased $728 for the year ended September 30, 2008 compared to the same period in fiscal 2007 due to lower levels of debt. As of September 30, 2008, all of our debt has been fully paid off.

     Interest expense on debt decreased $546 for the year ended September 30, 2007 compared to the same period in fiscal 2006 due to significant reductions in debt levels. During fiscal 2007, we paid down $7,540 of long-term debt and at September 30, 2007 our remaining outstanding long-term debt balance was $1,000.

				Percent Change
				2007 to	2006 to
For the Year Ended September 30:	2008	2007	2006	2008	2007
Other income, net	$(205)	$(1,147)	$(765)	NM	NM

     Other income was $205 in fiscal 2008 and consisted primarily of a $109 gain related to the sales and disposal of certain property, plant and equipment and foreign currency gains. Other income was $1,147 in fiscal 2007 and consisted primarily of a $769 gain from the extinguishment of old outstanding accounts payable balances of various insolvent subsidiaries as discussed in Note 5 in the Notes to Consolidated Financial Statements and a $120 gain from the extinguishment of old and disputed outstanding accounts payable balances related to an active subsidiary. Also included in other income in fiscal 2007 is a $170 gain related to the sales and disposal of certain property, plant and equipment. Other income was $765 in fiscal 2006 and consisted primarily of a $712 gain from the extinguishment of old outstanding accounts payable balances of various insolvent subsidiaries as discussed in Note 5 in the Notes to Consolidated Financial Statements and a $32 gain from the extinguishment of old and disputed outstanding accounts payable balances related to an active subsidiary.

				Percent Change
				2007 to	2006 to
For the Year Ended September 30:	2008	2007	2006	2008	2007
Income tax expense	$3,950	$4,307	$4,709	(8.3)%	(8.5)%

     In fiscal 2008, the Company recorded income tax expense of $3,950 compared to $4,307 in fiscal 2007 and $4,709 in fiscal 2006. The overall tax rate was 33.5% in fiscal 2008 compared to 35.2% and 33.0% in fiscal 2007 and 2006, respectively. The decrease in tax rate from fiscal 2008 to fiscal 2007 is primarily due to an increase in the United States Domestic Manufacturing Credit and a larger percentage of the Company’s earnings being taxed at the lower Chinese tax rate. The increase in tax rate from fiscal 2006 to fiscal 2007 is primarily due to an increase in our state tax rate and the repeal of the extraterritorial income exclusion at the end of calendar 2006.

Financial Condition, Liquidity and Capital Resources

     Cash generated from operations was $9,946 for the year ended September 30, 2008, an increase of $1,527 from the cash generated from operations of $8,419 for the year ended September 30, 2007. Current year cash flows from operations included net income of $7,830 and a non-cash deferred tax provision of $495. Cash flows from operations for the year ended September 30, 2007 included net income of $7,937 and a non-cash deferred tax provision of $638.

     Changes in working capital items used cash of $408 for the year ended September 30, 2008 compared to a $1,639 use of cash in the corresponding prior year period. Timing of collections on receivables and higher sales levels in the fourth quarter of fiscal 2008 versus fiscal 2007 resulted in a use of cash of $1,563 in fiscal 2008 compared with an increase in cash of $889 due to the timing of the collection of receivables in the same period of fiscal 2007. Cash was used to increase inventory levels during fiscal 2006 and the first half of fiscal 2007 to facilitate switching of suppliers to lower cost suppliers, primarily in China, the realignment efforts and to support increasing operations in our Suzhou, China manufacturing facility. We feel that inventory levels reached their maximum levels in mid fiscal 2007 and continue to decline as supplier switching and the realignment efforts have been completed. For the year ended September 30, 2008 changes in inventory generated cash of $937 compared to a generation of cash of $766 for the year ended September 30, 2007. Cash flows for the years ended September 30, 2008 and 2007 included payments to fund our pension plans of $1,307 and $1,634, respectively. Although the recessionary pressures in the United States and world-wide will have an uncertain impact on our future cash flow, we believe that we will continue to generate positive cash flow from continuing operations.

     Cash used in investing activities was $1,680 for the year ended September 30, 2008 and included $1,791 of purchases of property, plant and equipment offset slightly by $111 of proceeds from the sales of property, plant and equipment. Cash used in investing activities was $2,048 for the year ended September 30, 2007 and included $2,230 of purchases of property, plant and equipment offset slightly by $182 of proceeds from the sales of property, plant and equipment. We expect our cash use for investing activities to at least remain constant and potentially increase in the future as we continue to purchase capital equipment to expand and support our operations worldwide. We currently anticipate spending approximately $3,000 in capital expenditures for the year ended September 30, 2009.

     Cash used in financing activities was $827 for the year ended September 30, 2008, compared to cash used in financing activities of $7,280 for the year ended September 30, 2007. The use of cash for financing activities for fiscal 2008 primarily relates to the payoff of our Merrill Lynch term loan of $1,000 partially offset by cash proceeds of $173 from the exercise of stock options. The use of cash for financing activities for fiscal 2007 primarily relates to the payment of $1,149 related to the fiscal 2006 excess cash flow requirement of our loan agreement with Merrill Lynch, scheduled quarterly debt payments on our Merrill Lynch term loan and an additional term loan payments of $3,917. Additionally, we received cash proceeds of $260 from the exercise of stock options.

     At September 30, 2008, we had $8,000 available under our revolving credit facility plus cash and cash equivalents at September 30, 2008 of $9,060. We were not compliant with one financial covenant at September 30, 2008 and this non compliance could limit our ability to borrow against the $8,000 available under the revolving credit facility. We have not obtained a waiver with our lender GE Capital as of the filing of these financial statements, however, we believe when our cash on hand is combined with cash provided by operations, it will be sufficient to meet our working capital needs on a short-term and long-term basis as well as our capital expenditure needs.

     In October 2008, the Company’s Board of Directors authorized the purchase, from time to time, of up to $5,000 of shares of the Company’s common stock. Repurchases may be made in the open market or through block trades, in compliance with Securities and Exchange Commission guidelines, subject to market conditions, applicable legal requirements and other factors. The Company has no obligation to repurchase shares under the repurchase program and the timing, actual number and price of shares to be purchased will depend on the performance of the Company’s stock price, general market conditions, and various other factors within the discretion of management. As of the filing of these financial statements, we have repurchased approximately 70,000 shares of common stock at a total value of approximately $780.

Contractual Obligations as of September 30, 2008

     At September 30, 2008, our contractual obligations consisted of operating lease obligations and a license agreement. We do not have any material letters of credit, purchase commitments, or debt guarantees outstanding at September 30, 2008. Maturities of these contractual obligations consist of the following:

	Payments due by period
		Less than	1 – 3	3 – 5	More than
	Total	1 year	years	years	5 years
Operating leases	$1,839	$542	$1,297	$—	$—
MMT license — minimum royalties	332	32	150	150	—
	$2,171	$574	$1,447	$150	$—

     Certain liabilities, including those related to our pension and post-retirement benefit plans, are reported in the accompanying consolidated balance sheets but are not reflected in the table above due to the absence of stated maturities. We have net obligations at September 30, 2008 related to our pension plans and post-retirement medical plan of $1,452 and $3,155, respectively. We funded $1,307 to our pension plans in fiscal 2008 and we expect to make payments of $183 in fiscal 2009 to fund our pension plans.

     In accordance with SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, a debtor can only relieve itself of a liability if it has been extinguished. Accordingly, a liability is considered extinguished if (a) the debtor pays the creditor and is relieved of its obligation for the liability or (b) the debtor is legally released from being the primary obligor under the liability, either judicially or by the creditor. During the years ended September 30, 2007 and 2006, the Company was judicially released from and reversed $889 and $744, respectively, of old accounts payable resulting in a gain, which has been recorded in other (income) expense in the accompanying consolidated statements of operations. No amounts were released and reversed during fiscal 2008. The Company expects to reverse amounts in future periods based on the recognition of the liabilities being judicially released in accordance with SFAS No. 140 of $90 in fiscal 2010; and $65 in fiscal 2011 – 2016.

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

     Our discount rate assumption is intended to reflect the rate at which retirement benefits could be effectively settled based upon the assumed timing of the benefit payments. To determine our discount rate, we discounted the expected benefit payments using the Citigroup Pension Discount Liability Index yield curve. The equivalent level interest rate that produces the same present value of benefits was then determined. Our assumed rate does not differ significantly from this benchmark rate. We assumed a discount rate of 6.97% to determine our pension benefit obligations at September 30, 2008 and a rate of 6.25% to determine our net periodic benefit cost in fiscal 2008. A 1.0% decrease in these discount rates would have increased our pension benefit obligations at the end of fiscal 2008 by $1,337 and increased our net periodic benefit cost in 2008 by $119. A 1.0% increase in discount rates would have decreased our pension obligations at September 30, 2008 by $1,123 and decreased our net periodic benefit cost in 2008 by $103. To determine the discount rate for our post-retirement benefit plan, we also discounted the expected benefit payments using the Citigroup Pension Discount Liability Index yield curve. A 1.0% decrease in discount rate for our post-retirement benefit plan would have increased our post-retirement benefit obligation at September 30, 2008 by $303 and increased our post-retirement benefit expense in 2008 by $9. A 1.0% increase in discount rate would have decreased our post-retirement benefit obligation at September 30, 2008 by $258 and decreased our post-retirement benefit expense in 2008 by $10.

     To determine the expected long-term rate of return on pension plan assets, we consider the current asset allocations and the historical and expected returns on various categories of plan assets obtained from our investment portfolio manager. Information regarding our asset allocations is included in Note 7 of the Notes to Consolidated Financial Statements. A 1.0% increase or decrease in the assumed rate of return on plan assets would have impacted net periodic benefit cost in fiscal 2008 by $116. Our post-retirement plan does not contain any plan assets.

     We assumed healthcare cost trend rates for our post-retirement plan of 5.0% - 9.0% in 2008, decreasing gradually to 5.0% in 2017 and remaining at 5.0% thereafter. A 1.0% increase in assumed healthcare cost trend rates would have increased our post-retirement benefit obligation at September 30, 2008 by $259 and increased post-retirement benefit expense in 2008 by $23. A 1.0% decrease in assumed healthcare cost trend rates would have decreased the post-retirement benefit obligation by $225 at the end of fiscal 2008 and decreased post-retirement benefit expense in 2008 by $19.

Stock-Based Compensation Expense

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

Recently Issued Accounting Pronouncements

     In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements presented in conformity with generally accepted accounting principles in the United States. This statement is effective 60 days following the approval of the Securities and Exchange Commission. The Company does not expect the effects of adopting this statement to be significant.

     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.” SFAS No. 141R changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, preacquisition contingencies, transaction costs, in-process research and development and restructuring costs. In addition, under SFAS No. 141R, changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. This statement will be effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2008. This statement, when adopted, will change the Company’s accounting treatment for business combinations on a prospective basis.

     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company will adopt SFAS No. 159 during the first quarter of fiscal 2009. The Company is currently in the process of determining the effects of adopting this statement in its consolidated financial statements.

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

Interest Rate Risk

     The Company has a revolving loan agreement with its primary lender Merrill Lynch, which expires on September 29, 2009. In October 2008, GE Capital assumed the loan as successor to Merrill Lynch. Interest rates under the agreement are variable and are based on the election of the Company of either a LIBOR rate or Prime rate.

     As of September 30, 2008, there was no balance outstanding on the term loan and the revolving loan. The Company does not believe that a hypothetical 10% change in end of the period interest rates or changes in future interest rates on these variable rate obligations would have a material effect on its financial position, results of operations, or cash flows. The Company has not hedged its exposure to interest rate fluctuations.

Foreign Currency Risk

     We sell our products to customers in the heavy truck, transit bus and off-road equipment industries. For the fiscal years ended September 30, 2008 and 2007, the Company had foreign sales of approximately 46% and 41% of net sales, respectively. All worldwide sales in fiscal 2008 and 2007, with the exception of $3,265 and $890, respectively, were denominated in U.S. dollars. During fiscal 2005, we established a manufacturing facility in Suzhou, China and we opened sales offices in Shanghai, China and Ismaning (Munich), Germany. We purchase components internationally for use in both our products whose sales are denominated in U.S. dollars and other currencies. Although the Company is expanding its international exposure, it does not believe that changes in future exchange rates would have a material effect on its financial position, results of operations, or cash flows at this time. As a result, the Company has not entered into forward exchange or option contracts for transactions to hedge against foreign currency risk. The Company will continue to assess its foreign currency risk as its international operations, international purchases and sales increase.

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

See pages 57-58 for Index to Exhibits

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Williams Controls, Inc.:

     We have audited the accompanying consolidated balance sheets of Williams Controls, Inc. and subsidiaries as of September 30, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, comprehensive income, and cash flows for each of the years in the two-year period ended September 30, 2008. We also have audited Williams Controls, Inc. and subsidiaries’ internal control over financial reporting as of September 30, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting located in Item 9A. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audits of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Williams Controls, Inc. and subsidiaries as of September 30, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2008, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Williams Controls, Inc. and subsidiaries’ maintained, in all material respects, effective internal control over financial reporting as of September 30, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Moss Adams LLP
Portland, Oregon
December 11, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Williams Controls, Inc.:

     We have audited the accompanying consolidated statements of operations, stockholders’ equity, comprehensive income, and cash flows of Williams Controls, Inc. and subsidiaries for the year ended September 30, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of Williams Controls, Inc. and subsidiaries operations and their cash flows for the year ended September 30, 2006 in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP
Portland, Oregon
December 12, 2006, except as to Note 11, which is as of December 14, 2007

     Williams Controls, Inc.
Consolidated Balance Sheets
(Dollars in thousands, except per share information)

	September 30,	September 30,
ASSETS	2008	2007
Current Assets:
Cash and cash equivalents	$9,060	$1,621
Short-term investments	263	—
Trade accounts receivable, less allowance of $47 and $33 in
2008 and 2007, respectively	10,438	8,054
Other accounts receivable	835	1,656
Inventories	8,215	9,152
Deferred income taxes	428	486
Prepaid expenses and other current assets	301	297
Total current assets	29,540	21,266
Property, plant and equipment, net	9,096	8,953
Deferred income taxes	1,446	1,461
Other assets, net	526	623
Total assets	$40,608	$32,303

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$4,784	$3,811
Accrued expenses	5,224	4,983
Current portion of employee benefit obligations	285	288
Current portion of long-term debt	—	1,000
Total current liabilities	10,293	10,082
Long-term Liabilities:
Employee benefit obligations	4,322	4,803
Other long-term liabilities	345	249
Commitments and contingencies
Stockholders’ Equity:
Preferred stock ($.01 par value, 50,000,000 authorized)
Series C (0 issued and outstanding at September 30, 2008
and 2007, respectively)	—	—
Common stock ($.01 par value, 12,500,000 authorized;
7,534,642 and 7,495,482 issued and outstanding at
September 30, 2008 and 2007, respectively)	75	75
Additional paid-in capital	35,744	34,899
Accumulated deficit	(4,729)	(12,477)
Treasury stock (21,700 shares at September 30, 2008 and 2007)	(377)	(377)
Accumulated other comprehensive loss	(5,065)	(4,951)
Total stockholders’ equity	25,648	17,169
Total liabilities and stockholders’ equity	$40,608	$32,303

See accompanying notes to Consolidated Financial Statements.

Williams Controls, Inc.
Consolidated Statements of Stockholders’ Equity
(Dollars in thousands)

						Other
			Additional			Comprehensive
	Common Stock		Paid-in	Accumulated	Treasury	Income	Stockholders’
	Shares	Amount	Capital	Deficit	Stock	(Loss)	Equity
Balance, September 30, 2005	7,790,262	$78	$36,482	$(29,963)	$(377)	$(5,639)	$581
Net income	—	—	—	9,549	—	—	9,549
Exercise of stock options	51,331	—	216	—	—	—	216
Common stock issuance	7,917	—	81	—	—	—	81
Repurchase of common stock	(416,666)	(4)	(3,196)	—	—	—	(3,200)
Stock-based compensation	—	—	431	—	—	—	431
Foreign currency translation
adjustment	—	—	—	—	—	13	13
Change in pension liability
adjustment	—	—	—	—	—	591	591
Balance, September 30, 2006	7,432,844	74	34,014	(20,414)	(377)	(5,035)	8,262
Net income	—	—	—	7,937	—	—	7,937
Exercise of stock options	54,778	1	259	—	—	—	260
Common stock issuance	7,860	—	114	—	—	—	114
Stock-based compensation	—	—	512	—	—	—	512
Foreign currency translation
adjustment	—	—	—	—	—	54	54
Adjustment to initially apply SFAS
No. 158, net of tax	—	—	—	—	—	(749)	(749)
Change in pension liability
adjustment	—	—	—	—	—	779	779
Balance, September 30, 2007	7,495,482	75	34,899	(12,477)	(377)	(4,951)	17,169
Net income	—	—	—	7,830	—	—	7,830
Exercise of stock options	37,198	—	173	—	—	—	173
Common stock issuance	1,962	—	26	—	—	—	26
Stock-based compensation	—	—	646	—	—	—	646
Adjustment to initially apply
FIN 48, net of tax	—	—	—	(82)	—	—	(82)
Foreign currency translation
adjustment	—	—	—	—	—	172	172
Change in pension liability
adjustment	—	—	—	—	—	(220)	(220)
Unrealized loss, net of tax	—	—	—	—	—	(66)	(66)
Balance, September 30, 2008	7,534,642	$75	$35,744	$(4,729)	$(377)	$(5,065)	$25,648

See accompanying notes to Consolidated Financial Statements.

Williams Controls, Inc.
Consolidated Statements of Operations
(Dollars in thousands, except per share information)

	For the year ended September 30,
	2008	2007	2006
Net sales	$65,781	$68,924	$74,634
Cost of sales	42,960	45,152	48,108
Gross profit	22,821	23,772	26,526
Operating expenses
Research and development	4,015	3,145	3,412
Selling	2,727	2,163	2,065
Administration	5,500	5,898	5,640
Gain from settlement of environmental claims	(1,072)	—	—
Realignment of operations	—	737	582
Total operating expenses	11,170	11,943	11,699
Operating income	11,651	11,829	14,827
Other (income) expenses:
Interest income	(64)	(136)	(70)
Interest expense	140	868	1,414
Gain on put/call option agreement	—	—	(10)
Other income, net	(205)	(1,147)	(765)
Total other (income) expenses	(129)	(415)	569
Income before income taxes	11,780	12,244	14,258
Income tax expense	3,950	4,307	4,709
Net income	$7,830	$7,937	$9,549
Net income per common share — basic	$1.04	$1.06	$1.29
Weighted average shares used in per share calculation — basic	7,522,885	7,467,161	7,427,141
Net income per common share — diluted	$1.01	$1.03	$1.25
Weighted average shares used in per share calculation — diluted	7,747,920	7,739,627	7,628,105

See accompanying notes to Consolidated Financial Statements.

Williams Controls, Inc.
Consolidated Statements of Comprehensive Income
(Dollars in thousands)

	For the year ended September 30,
	2008	2007	2006
Net income	$7,830	$7,937	$9,549
Change in pension liability adjustment, net of tax of ($384), $455 and $346
in 2008, 2007 and 2006, respectively	(220)	779	591
Unrealized loss, net of tax of ($39) in 2008	(66)	—	—
Foreign currency translation adjustments	172	54	13
Comprehensive income	$7,716	$8,770	$10,153

See accompanying notes to Consolidated Financial Statements.

Williams Controls, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)

	For the year ended September 30,
	2008	2007	2006
Cash flows from operating activities:
Net income	$7,830	$7,937	$9,549
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,803	2,005	1,579
Deferred income taxes	495	638	2,157
Stock based compensation	672	537	452
Gain on settlement of liabilities	—	(889)	(744)
Gain from stock settlement of environmental claims	(337)	—	—
(Gain) loss from sale and disposal of fixed assets	(109)	(170)	5
Gain on put/call option agreement	—	—	(10)
Changes in operating assets and liabilities:
Receivables	(1,563)	889	(1,124)
Inventories	937	766	(5,485)
Accounts payable and accrued expenses	1,132	(2,260)	2,162
Other	(914)	(1,034)	(709)
Net cash provided by operating activities	9,946	8,419	7,832
Cash flows from investing activities:
Payments for property, plant and equipment	(1,791)	(2,230)	(2,281)
Proceeds from sale of property, plant and equipment	111	182	—
Net cash used in investing activities	(1,680)	(2,048)	(2,281)
Cash flows from financing activities:
Repayments of debt	(1,000)	(7,540)	(5,089)
Repurchase of common stock	—	—	(3,200)
Net proceeds from exercise of stock options	173	260	216
Net cash used in financing activities	(827)	(7,280)	(8,073)
Net increase (decrease) in cash and cash equivalents	7,439	(909)	(2,522)
Cash and cash equivalents at beginning of year	1,621	2,530	5,052
Cash and cash equivalents at end of year	$9,060	$1,621	$2,530

	For the year ended September 30,
	2008	2007	2006
Supplemental disclosure of cash flow information:
Interest paid	$91	$644	$1,086
Income taxes paid, net	2,284	4,052	3,105
Supplemental disclosure of non-cash investing and financing activities:
Pension liability adjustment	$(220)	$(120)	$539

See accompanying notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
Years Ended September 30, 2008, 2007 and 2006
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

Concentration of Risk and Sales by Customer:

     For the years ended September 30, 2008, 2007 and 2006, The Volvo Group accounted for 19%, 17% and 16%, Paccar, Inc. accounted for 11%, 14% and 17%, Freightliner, LLC accounted for 9%, 13% and 17%, Navistar International Corporation accounted for 7%, 6% and 8% of net sales, respectively. Approximately 46%, 41% and 36% of net sales in fiscal 2008, 2007 and 2006, respectively, were to customers outside of the United States, primarily in Belgium, Canada, China, France, Korea, Mexico and Sweden, and, to a lesser extent, in other European countries, South America, Pacific Rim nations and Australia. At September 30, 2008 and 2007, The Volvo Group represented 25% and 25%, Paccar, Inc. represented 9% and 7%, Freightliner, LLC represented 8% and 6%, and Navistar International Corporation represented 8% and 6%, of trade accounts receivable, respectively.

Realignment of operations:

     The realignment of operations was essentially completed as of the date of the Company’s last fiscal year ended September 30, 2007.

     During the second quarter of fiscal year 2006, the Company began a plan (“the Plan”) to realign its manufacturing operations as part of ongoing efforts to focus on its core product competencies and improve its global competitiveness. The Plan was substantially completed in fiscal 2007. The Plan consisted of outsourcing all of the Company’s die casting and machining operations from its Portland, Oregon manufacturing facility to high-quality suppliers, primarily in Asia, and relocating of the Company’s assembly operations for the majority of its pneumatic products from the Portland facility to its manufacturing facility in Suzhou, China. In conjunction with the realignment, the Company eliminated 50 hourly and 2 salaried positions from its Portland, Oregon facility during fiscal 2007. As part of the Plan, the Company incurred a one-time termination benefit in relation to those employees affected by the Plan.

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

     The total costs of the plan were approximately $1.5 million and included costs related to hourly and salaried termination benefits of $605; supplier and parts qualification of $100; refurbishment of tools of $150; accelerated depreciation on certain assets of $240; and general administrative and other costs of $400. Certain of these costs are classified in financial statement line items other than realignment of operations expense. The Company recorded realignment expenses of $737 and $582, respectively, for the twelve month periods ended September 30, 2007 and 2006, which were recorded in operating expenses in the accompanying consolidated statements of operations. No realignment expense was recorded in fiscal year 2008. Following is a reconciliation of the changes in the Company’s liability accrual related to the employee termination benefits during fiscal 2008 and the comparable period in fiscal 2007.

Year ended September 30,	2008	2007	2006
Balance at beginning of period	$86	$226	$—
Payments	(86)	(519)	—
Additional accruals	—	379	226
Balance at end of period	$—	$86	$226

Note 2. Significant Accounting Policies

Cash and Cash Equivalents:

     Cash and cash equivalents include highly liquid investments with original maturities of three months or less.

Short-term Investments:

     Short-term investments consist of equity securities and are classified as available-for-sale securities and recorded at fair value with any unrealized gains and losses reported, net of tax, in other comprehensive income. The carrying value of available-for-sale securities approximates fair value due to their short maturities.

Trade Accounts Receivable:

     The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. Trade accounts receivable are presented net of an allowance for doubtful accounts of $47 and $33 at September 30, 2008, and September 30, 2007, respectively.

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

Product Warranty:

     The Company establishes a product warranty liability based on a percentage of product sales. The liability is based on historical return rates of products and amounts for significant and specific warranty issues, and is included in accrued expenses on the accompanying consolidated balance sheets. Warranty is limited to a specified time period, mileage or hours of use, and varies by product, application and customer. The Company has recorded a liability, which in the opinion of management, is adequate to cover such warranty costs. Warranty payments can vary significantly from year to year depending on the timing of the settlement of warranty claims with various customers. Following is a reconciliation of the changes in the Company’s warranty liability for the years ended September 30, 2008, 2007 and 2006.

Year ended September 30,	2008	2007	2006
Balance at beginning of period	$1,712	$1,720	$1,656
Payments	(1,359)	(1,076)	(864)
Warranty claims accrued	767	1,228	1,112
Adjustments and changes in estimates	(401)	(160)	(184)
Balance at end of period	$719	$1,712	$1,720

     During fiscal 2008, the Company recorded a reduction of warranty liability of $324 related to warranty claims with one customer. The Company reviewed its assumptions for its warranty liability with this one customer, which covers a period in excess of one year, and determined a reduction in liability was necessary. This reduction in the liability has been recorded as a reduction of cost of sales in the accompanying condensed consolidated statement of operations. Warranty payments in fiscal 2008 were higher than historical rates as the Company settled and paid a significant number of claims dating back to fiscal 2006 with one customer.

     During fiscal 2007, the Company recorded an adjustment for additional warranty liability of $239 related to warranty claims with one customer. The Company reviewed its assumptions for its warranty liability with this one customer, which covers a period in excess of one year, and determined an additional liability was required. This additional liability has been recorded in cost of sales in the accompanying condensed consolidated statement of operations. At September 30, 2007, the Company also made an adjustment to reverse the $400 warranty liability, as described below, as the warranty return period had expired.

     Included in the warranty liability at September 30, 2006 were warranty liabilities associated with our former passenger car and light truck product lines, which were sold on September 30, 2003. The Company recorded a $400 warranty liability during 2003 related to products sold from our passenger car and light truck product lines in fiscal 2003. The Company’s obligation for products sold by these product lines relates only to products sold prior to September 30, 2003. Also in fiscal 2006, the Company settled certain warranty claims with one customer covering a period in excess of one year for less than was anticipated in the Company’s liability assumptions, which were based on historical return rates and prior settlements. Based on this, the Company reduced its warranty liability during the second quarter of fiscal 2006 by $184, which has been reflected in cost of sales in the accompanying condensed consolidated statement of operations.

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

Earnings Per Share:

     Basic earnings per share (“EPS”) and diluted EPS are computed using the methods prescribed by SFAS No. 128, “Earnings Per Share”. Basic EPS is based on the weighted-average number of common shares outstanding during the period. Diluted EPS is based on the weighted-average number of common shares outstanding and the dilutive impact of common equivalent shares outstanding.

     Following is a reconciliation of basic EPS and diluted EPS:

	Year Ended			Year Ended
	September 30, 2008			September 30, 2007
			Per Share			Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic EPS —	$7,830	7,522,885	$1.04	$7,937	7,467,161	$1.06
Effect of dilutive securities —
Stock options	—	225,035		—	272,466
Diluted EPS —	$7,830	7,747,920	$1.01	$7,937	7,739,627	$1.03

	Year Ended
	September 30, 2006
			Per Share
	Income	Shares	Amount
Basic EPS —	$9,549	7,427,141	$1.29
Effect of dilutive securities —
Stock options	—	200,964
Diluted EPS —	$9,549	7,628,105	$1.25

     At September 30, 2008, 2007 and 2006, the Company had options covering 111,658, 100,912 and 52,589 shares, respectively, which were not considered in the diluted EPS calculation since they would have been antidilutive.

Share-Based Compensation:

     The Company uses SFAS No. 123R, “Share Based Payment,” to account for its share-based compensation plans. The Company uses the Black-Scholes option pricing model to value its stock option grants under SFAS No. 123R. Share-based compensation expense is recognized on a straight-line basis over the requisite service period, which equals the vesting period. Under SFAS No. 123R, the Company is also required to estimate forfeitures in calculating the expense related to share-based compensation. In addition, SFAS No. 123R requires the Company to reflect the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash inflow.

Contingencies:

     Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s management and legal counsel evaluate the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein. If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be recorded in the Company’s financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed.

Fair Value of Financial Instruments:

     The carrying amounts reflected in the accompanying consolidated balance sheet for cash and cash equivalents, short-term investments, accounts receivable, other accounts receivable, prepaid expenses and other current assets, accounts payable (excluding accounts payable related to certain insolvent subsidiaries as discussed in Note 5), accrued expenses, and short-term borrowings approximate fair value due to the short-term nature of the instruments. Refer to Note 6 regarding the terms and conditions of the Company’s long-term debt.

Recent Accounting Pronouncements:

     In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements presented in conformity with generally accepted accounting principles in the United States. This statement is effective 60 days following the approval of the Securities and Exchange Commission. The Company does not expect the effects of adopting this statement to be significant.

     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.” SFAS No. 141R changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, preacquisition contingencies, transaction costs, in-process research and development and restructuring costs. In addition, under SFAS No. 141R, changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. This statement will be effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2008. This statement, when adopted, will change the Company’s accounting treatment for business combinations on a prospective basis.

     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company will adopt SFAS No. 159 during the first quarter of fiscal 2009. The Company is currently in the process of determining the effects of adopting this statement in its consolidated financial statements.

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

Note 3. Inventories

     Inventories consist of the following at September 30:

	2008	2007
Raw material	$5,578	$7,057
Work in process	53	66
Finished goods	2,584	2,029
	$8,215	$9,152

Note 4. Property, Plant and Equipment

     Property, plant and equipment consist of the following at September 30:

	2008	2007
Land and land improvements	$828	$828
Buildings	4,009	3,988
Machinery and equipment	11,889	11,853
Office furniture, computers & software	4,689	4,143
Construction in progress	675	544
	22,090	21,356
Less accumulated depreciation	(12,994)	(12,403)
	$9,096	$8,953

     Depreciation expense for the years ended September 30, 2008, 2007 and 2006 was $1,763, $1,793 and $1,288, respectively.

Note 5. Settlement of Accounts Payable

     Included in the accompanying consolidated balance sheet is approximately $155 of accounts payable related to closed insolvent subsidiaries of the Company. In accordance with SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, a debtor can only relieve itself of a liability if it has been extinguished. Accordingly, a liability is considered extinguished if (a) the debtor pays the creditor and is relieved of its obligation for the liability or (b) the debtor is legally released from being the primary obligor under the liability, either judicially or by the creditor. During the years ended September 30, 2007 and 2006, the Company was judicially released from and reversed $889 and $744, respectively, of old accounts payable resulting in a gain, which has been recorded in other (income) expense in the accompanying consolidated statements of operations. No amounts were released and reversed during fiscal year 2008. The Company expects to reverse amounts in future periods based on the recognition of the liabilities being judicially released in accordance with SFAS No. 140 of $90 in fiscal 2010; and an total of $65 in fiscal 2011 – 2016.

Note 6. Debt

     As of September 30, 2008, the Company has paid off its entire term loan debt and has no amounts outstanding under its revolving loan facility. The Company’s long-term debt consisted of $1,000 of term loan debt at September 30, 2007.

     In September 2004, the Company entered into a $25,000 senior secured lending facility with Merrill Lynch, consisting of an $8,000 revolving loan facility and a $17,000 term loan. In October 2008, GE Capital assumed the loan as successor to Merrill Lynch. The term loan has been repaid in its entirety. The loans are secured by substantially all the assets of the Company. Borrowings under the revolving loan facility are subject to a borrowing base equal to 85% of eligible accounts receivables and 60% of eligible inventories. Interest rates for the revolving loan facility are based on the election of the Company of either a LIBOR rate or Prime rate. The LIBOR rate option is LIBOR plus 3.75% per annum. The Prime rate option is at Prime plus 2.75% per annum. Fees under the loan agreement include an unused line fee of 0.50% per annum on the unused portion of the revolving credit facility.

     The revolving loan facility expires on September 29, 2009, at which time all outstanding amounts under the revolving loan facility are due and payable. The Company is subject to certain quarterly and annual financial covenants. At September 30, 2008 the Company was in compliance with all but one of its financial covenants and at September 30, 2007, the Company was in compliance with all but two of its financial covenants. The Company has not obtained a waiver from GE Capital for fiscal 2008 as of the filing of these financial statements and is continuing to work with GE Capital to resolve this item. The Company did obtain a waiver from Merrill Lynch for fiscal 2007 for the financial covenants it did not meet.

     The Company had $8,000 available under its revolving credit facility at both September 30, 2008 and 2007.

Note 7. Employee Benefit Plans

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

     The Company also provides health care and life insurance benefits for certain of its retired employees (“Post Retirement Plan”). These benefits are subject to deductibles, co-payment provisions and other limitations. The Company may amend or change the Post Retirement Plan periodically. In accordance with SFAS No. 106 “Employers Accounting for Post Retirement Benefits other than Pensions,” the Company elected to amortize the accumulated post retirement benefit obligation (“APBO”) at October 1, 1993 over twenty years as a component of post retirement benefit expense.

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

Adoption of SFAS No. 158

     Effective September 30, 2007, the Company adopted the recognition and disclosure provisions of SFAS No. 158. Under the recognition provisions of SFAS No. 158, “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of SFAS No. 87, 88, 106, and 132R,” the Company is required to recognize the overfunded or underfunded status of its defined benefit plans as an asset or liability, respectively, in its consolidated balance sheet. For the Company’s pension plans, the funded status is measured as the difference between the projected benefit obligation and the fair value of plan assets. For the Company’s post retirement plan, the funded status is measured as the difference between the accumulated postretirement benefit obligation and the fair value of plan assets. Under the transition provisions of SFAS No. 158, actuarial gains or losses, and prior service costs or credits that have not yet been included in net periodic benefit expense as of the adoption date are recognized in stockholders’ equity as components of the ending balance of accumulated other comprehensive income (loss), net of tax. In future periods, the Company will recognize changes in the funded status that are not components of the current-period net periodic benefit expense as a component of other comprehensive income (loss) in the year the change occurs.

     SFAS No. 158 also requires plans assets and obligations to be measured as of the end of the fiscal year rather than at an earlier measurement date, as allowed under current accounting standards. The Company currently measures plan assets and obligations as of August 31. The effective date for the end of the fiscal year measurement date requirement is the first fiscal year ending after December 15, 2008. The Company has not yet adopted the measurement provisions and is currently assessing the effect it will have on its consolidated financial statements.

Pension Plans

     The following table reports the changes in the projected benefit obligation, the fair value of plan assets, and the determination of the amounts recognized in the consolidated balance sheets for the Company’s pension plans at September 30:

	Salaried Plan		Hourly Plan
September 30,	2008	2007	2008	2007
Accumulated benefit obligation	$4,695	$4,894	$7,641	$7,613
Change in projected benefit obligation:
Benefit obligation at beginning of year	$4,894	$5,184	$7,613	$7,883
Service cost	—	—	66	118
Interest cost	296	294	460	447
Actuarial (gain) loss	(153)	(267)	36	(238)
Curtailment	—	—	—	(134)
Benefits paid	(342)	(317)	(534)	(463)
Benefit obligation at end of year	$4,695	$4,894	$7,641	$7,613
Change in plan assets:
Fair value of plan assets at beginning of year	$4,579	$3,893	$6,825	$5,729
Actual return on plan assets	(383)	370	(568)	558
Employer contributions	437	633	870	1,001
Benefits paid	(342)	(317)	(534)	(463)
Fair value of plan assets at end of year	$4,291	$4,579	$6,593	$6,825
Funded status at end of year	$(404)	$(315)	$(1,048)	$(788)

     Subsequent to the August 31 measurement date, asset values have declined as a result of recent volatility in the capital markets. The Company estimates that the value of plan assets for both plans at November 30, 2008 decreased approximately $2,750 when compared to the asset values at the measurement date.

Weighted-average assumptions used to determine benefit obligations at September 30:

	Salaried Plan		Hourly Plan
	2008	2007	2008	2007
Discount rate	6.97%	6.25%	6.97%	6.25%
Rate of compensation increase	—	—	—	—

     The amounts included in accumulated other comprehensive losses that have not yet been recognized in net periodic benefit cost as of September 30, 2008 and 2007 consist of the following:

	Salaried Plan		Hourly Plan
	2008	2007	2008	2007
Actuarial loss	$1,875	$1,399	$2,883	$1,975
Prior service cost	—	—	49	70
	$1,875	$1,399	$2,932	$2,045

     Amounts in fiscal 2009 that will be amortized from accumulated other comprehensive loss into net periodic benefit cost include the following:

	Salaried Plan	Hourly Plan
Actuarial loss	$105	$316
Prior service cost	—	16
	$105	$332

     Net periodic benefit cost for the years ended September 30 include the following:

	Salaried Plan			Hourly Plan
Years ended September 30:	2008	2007	2006	2008	2007	2006
Service cost	$—	$—	$—	$66	$118	$144
Interest cost	296	294	275	460	447	412
Expected return on plan assets	(310)	(272)	(228)	(470)	(401)	(333)
Amortization of prior service cost	—	—	—	21	47	52
Curtailment	—	—	—	—	69	—
Recognized net actuarial loss	64	91	117	166	249	344
Net periodic benefit cost	$50	$113	$164	$243	$529	$619

Weighted-average assumptions used to determine Net Periodic Benefit Cost for the years ended September 30:

	Salaried Plan			Hourly Plan
	2008	2007	2006	2008	2007	2006
Discount rate	6.25%	5.85%	5.25%	6.25%	5.85%	5.25%
Expected return on plan assets	6.75%	6.75%	6.50%	6.75%	6.75%	6.50%
Rate of compensation increase	—	—	—	—	—	—

     The overall expected long-term rate of return assumptions for fiscal 2008 were developed using return expectations. Historical and future expected returns of multiple asset classes were analyzed to develop a risk-free real rate of return and risk premiums for each asset class. The overall rate for each asset class was developed by combining a long-term inflation component, the risk-free real rate of return, and the associated risk premium. The weighted average rate was developed based on those overall rates and the target asset allocation of the plan.

Plan Assets:

     The Company’s pension plan weighted-average asset allocations at September 30, 2008 and 2007, by asset category are as follows:

	Salaried Plan			Hourly Plan
			Target			Target
	2008	2007	Allocation	2008	2007	Allocation
Asset Category:
Equity securities	45%	48%	39%	45%	48%	39%
Debt securities	49%	46%	55%	49%	46%	55%
Real estate	6%	6%	6%	6%	6%	6%
Total	100%	100%	100%	100%	100%	100%

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

Cash Flows:

     The Company expects to recognize $612 in expense in fiscal 2009 related to its pension plans and make payments of $183 in fiscal 2009.

     Based on current data and assumptions, the following benefit payments, which reflect expected future service, as appropriate, are expected to be paid over the next 10 fiscal years:

	Benefit Payments
Year ending:	Salaried Plan	Hourly Plan
2009	$340	$530
2010	350	510
2011	360	540
2012	350	530
2013	350	540
Years 2014-2018	1,750	2,880

Post Retirement Plan

     The following table sets forth the changes in benefit obligation and the determination of the amounts recognized in the consolidated balance sheets for the Post Retirement Plan at September 30:

September 30,	2008	2007
Change in benefit obligation:
Benefit obligation at beginning of year	$3,988	$3,942
Service cost	5	6
Interest cost	237	221
Actuarial (gain) loss	(792)	84
Benefits paid	(283)	(265)
Benefit obligation at end of year	$3,155	$3,988
Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	283	265
Benefits paid	(283)	(265)
Fair value of plan assets at end of year	$—	$—
Funded status at end of year	$(3,155)	$(3,988)

Weighted-average assumptions used to determine benefit obligations at September 30:

	2008	2007
Discount rate	6.80%	6.17%
Rate of compensation increase	—	—

     The amounts included in accumulated other comprehensive losses that have not yet been recognized in net periodic benefit cost as of September 30, 2008 and 2007 consist of the following:

	2008	2007
Actuarial loss	$650	$1,518
Prior service credit	(675)	(805)
Transition obligation	101	121
Actuarial loss	$76	$834

     Amounts in fiscal 2009 that will be amortized from accumulated other comprehensive loss into net periodic benefit cost include the following:

Actuarial loss	$23
Prior service credit	(131)
Transition obligation	20
$(88)

     Net periodic post retirement benefit cost for the years ended September 30 included the following:

Year ended September 30:	2008	2007	2006
Service cost	$6	$6	$7
Interest cost	237	220	199
Amortization	(35)	(22)	(29)
Net periodic post retirement benefit cost	$208	$204	$177
Discount rate assumption	6.17%	5.80%	5.25%

     Based on current data and assumptions, the following benefit payments, which reflect expected future service, as appropriate, are expected to be paid over the next 10 fiscal years:

Year ending:	Benefit Payments
2009	$285
2010	275
2011	278
2012	278
2013	279
Years 2014-2018	1,274

     The assumed health care cost trend rate used in measuring the benefit obligation ranged between 5.0%-9.0% in the first year, declining gradually to 5.0% in 2017 and remaining at 5.0% thereafter.

     If the assumed medical costs trends were increased by 1%, the benefit obligation as of September 30, 2008 would increase by $259, and the aggregate of the services and interest cost components of the net post retirement benefit cost would be increased by $23. If the assumed medical costs trends were decreased by 1%, the benefit obligation as of September 30, 2008 would decrease by $225, and the aggregate of the services and interest cost components of the net post retirement benefit cost would be decreased by $19.

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

Other Benefit Plans

     The Company sponsors a matching 401(k) plan for salaried employees and certain union employees, in which eligible employees may elect to contribute a portion of their compensation. Employer matching contributions in fiscal 2008, 2007 and 2006 were $276, $230 and $213, respectively.

Note 8. Income Tax Expense

     The provision for income tax expense is as follows for the years ended September 30:

	2008	2007	2006
Current	$3,455	$3,669	$2,552
Deferred	495	638	2,157
	$3,950	$4,307	$4,709

     The reconciliation between the effective tax rate and the statutory federal tax rate on income from continuing operations as a percent is as follows:

Provision	2008	2007	2006
Statutory federal income tax rate	34.0%	34.0%	34.0%
State taxes, net of federal income tax benefit	2.6	2.8	2.1
Reduction in deferred tax assets due to change in state tax law	—	4.8	—
Abandonment of state net operating losses	—	4.8	—
Impact of foreign operations	(3.0)	(0.4)	0.3
Effect of change in valuation allowance	(0.5)	(9.8)	(0.4)
Stock-based compensation	1.1	0.6	0.7
Section 199 deduction	(1.5)	(0.9)	(0.8)
Extraterritorial income exclusion	—	(0.8)	(1.3)
Other	0.8	0.1	(1.6)
	33.5%	35.2%	33.0%

     At September 30, 2008, the Company had recorded an income tax payable of $133, which is included in accrued expenses in the accompanying consolidated balance sheets.

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 2008 and 2007 are as follows:

	2008	2007
Deferred tax assets:
Inventories	$147	$201
Warranty liability	265	630
Accrual for compensated absences	149	122
Stock based compensation	256	156
Accrual for retiree medical benefits	1,087	1,393
Loss from investment in affiliate (Ajay Sports, Inc.)	3,845	3,845
Tax gain on sale/leaseback	648	648
Accrued environmental obligations	376	385
Accrued other liabilities	293	235
Pension plan comprehensive loss adjustment	501	—
State net operating loss carryforwards	92	133
Other	56	12
Total deferred tax assets	7,715	7,760
Less valuation allowance	(5,216)	(5,433)
Deferred tax assets, net of valuation allowance	2,499	2,327
Deferred tax liabilities:
Plant and equipment	625	368
Pension plan comprehensive loss adjustment	—	12
Net deferred income tax assets	$1,874	$1,947
Current deferred income tax assets	$1,316	$1,617
Long-term deferred income tax assets	6,412	6,151
Long-term deferred income tax liabilities	(638)	(388)
Valuation allowance	(5,216)	(5,433)
	$1,874	$1,947

     At September 30, 2008, the Company has approximately $2,191 of state net operating loss carry-forwards, which are available to the Company in certain state tax jurisdictions and begin to expire in 2016. These state net operating loss carry-forwards have a full valuation allowance against them at September 30, 2008.

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

     The Company adopted the provisions of FIN 48 on October 1, 2007. As of the date of adoption, the Company had unrecognized tax benefits of $109, of which $72 will favorably affect the effective tax rate, if recognized. The adoption of FIN 48 resulted in a decrease of $82 to retained earnings as a cumulative effect adjustment to stockholder’s equity. The amount of interest and penalties related to the unrecognized tax benefits as of the date of adoption was $14. The Company will recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. The Company believes that it is reasonably possible that unrecognized tax benefits could decrease by $23 within the 12 months of this reporting date.

     Following is a reconciliation of the Company’s unrecognized tax benefits:

Balance at October 1, 2007	$109
Additions based on tax positions related to the current year	6
Additions based on tax positions of prior years	63
Settlements	(74)
Balance at September 30, 2008	$104

     During the fourth quarter of fiscal 2008, the Company settled with the State of Oregon on the outstanding examination issues. The settlement did not have a material adverse effect on the Company’s results of operations. The settlement liability was paid in October 2008. The Company is not currently under examination in any other states or foreign jurisdictions.

     The Company is subject to income taxes in the United States and foreign jurisdictions. The Company is no longer subject to U.S. federal, state or foreign income tax examinations for fiscal years ended before September 30, 2005, September 30, 2004 and September 30, 2005, respectively. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses or tax credits were generated and carried forward, and make adjustments up to the amount of the net operating loss or credit carryforward amount.

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

     The Company’s subsidiary in China is entitled to a five-year tax holiday, pursuant to which it is exempted from paying the enterprise income tax for calendar 2007, the year in which it first had positive earnings, and calendar 2008. After the two-year exemption period, the Company’s subsidiary in China will be entitled to approximately a 50% exemption for calendar 2009 through 2011.

Note 9. Commitments and Contingencies

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

     The soil and groundwater at the Company’s Portland, Oregon facility contains certain contaminants, which were deposited from approximately 1968 through 1995. Some of this contamination has migrated offsite to neighboring properties. The Company has retained an environmental consulting firm to investigate the extent of the contamination and to determine what remediation will be required and the associated costs. During fiscal 2004, the Company entered into the Oregon Department of Environmental Quality’s voluntary clean-up program and during fiscal 2004 the Company established a liability of $950 for this matter. At September 30, 2007, the Company recorded an additional liability of $546 based on remaining costs estimates determined by the Company with the help of an environmental consulting firm. As of September 30, 2008, the total liability recorded is $1,021 and is recorded in accrued expenses in the accompanying condensed consolidated balance sheet. The Company asserted and settled a contractual indemnity claim against Dana Corporation (“Dana”), from which it acquired the property, and contribution claims against the other prior owner of the property as well as businesses previously located on the property (including Blount, Inc. (“Blount”) and Rosan, Inc. (“Rosan”)) under the Federal Superfund Act and the Oregon Cleanup Law. During 2008, the Company entered into a settlement agreement with Dana, Blount and Rosan under which it received total cash payments from Dana, Blount and Rosan of $735, and shares of Dana stock equal to approximately $337 at the time of settlement, and assumed the full obligation to, and risks associated with, completing the remediation. The Company recorded the shares received as available-for-sale securities in short-term investments in the accompanying condensed consolidated balance sheets. As of September 30, 2008, the Company has recorded a total gain of $1,072, which was recorded in operating expenses in the consolidated financial statements for the receipt of the cash and stock.

     On October 1, 2004, the Company was named as a co-defendant in a product liability case (Cuesta v. Ford, et al, District Court for Bryant, Oklahoma). The complaint seeks an unspecified amount of damages on behalf of the class. During the second quarter of fiscal 2007, the Oklahoma district court granted the plaintiffs class action status. The Company and Ford appealed the District Court’s class certification ruling to the Court of Civil Appeals of the State of Oklahoma (“Appeals Court”) and during the second quarter of fiscal 2008, the Appeals Court, in a 3-to-0 decision, reversed the District Court’s ruling and decertified the nationwide class. As permitted under Oklahoma law, the plaintiffs filed for a re-hearing by the Appeals Court and during the third quarter of fiscal 2008, the Appeals Court denied the motion for re-hearing. The plaintiffs have since appealed the Court of Civil Appeals decision to the Oklahoma Supreme Court which has not taken action yet. The Company continues to believe the claim to be without merit and intends to continue to vigorously defend against this action. Although the Appeals Court decision is favorable to the Company, there can be no assurance that the ultimate outcome of the lawsuit will be favorable to the Company or will not have a material adverse effect on the Company’s business, consolidated financial condition and results of operations. The Company cannot reasonably estimate the possible loss or range of loss at this time. In addition, the Company has incurred and may incur future litigation expenses in defending this litigation.

     The Company leases certain facilities under non-cancelable operating leases. In addition, the Company leases certain equipment used in their operations. Future minimum lease payments under all non-cancelable operating leases are approximately as follows for annual periods ending September 30,

2009	$542
2010	480
2011	465
2012	352
Total	$1,839

     Rent expense under operating leases was $707, $436 and $324 for the years ended September 30, 2008, 2007 and 2006, respectively.

Note 10. Share-Based Compensation

     The Company currently has two qualified stock option plans. The Restated 1993 Stock Option Plan (the “1993 Plan”) reserves an aggregate of 870,000 shares of the Company’s authorized common stock for the issuance of stock options, which includes the 120,000 share increase in authorized shares approved by the stockholders at the February 27, 2008 Annual Meeting of Stockholders. These shares may be granted to employees, officers and directors of and consultants to the Company. Under the terms of the 1993 Plan, the Company may grant “incentive stock options” or “non-qualified options” with an exercise price of not less than the fair market value on the date of grant. Options granted under the 1993 Plan have a vesting schedule, which is typically five years, determined by the Compensation Committee of the Board of Directors and expire ten years after the date of grant. At September 30, 2008 and 2007, the Company had 123,867 and 55,471 shares, respectively, available for future grants under the 1993 Plan. The non-employee Director Plan (the “1995 Plan”) reserves an aggregate of 86,666 shares of the Company’s common stock for issuance of stock options, which includes the 20,000 share increase in authorized shares approved by the stockholders at the February 27, 2008 Annual Meeting of Stockholders. These shares may be granted to non-employee directors of the Company. Under this plan the non-employee directors are each automatically granted 1,666 options at a price equal to the market value on the date of grant which is the date of the Annual Meeting of Stockholders each year, exercisable for 10 years after the date of the grant. These options are exercisable as to 25% of the shares thereby on the date of grant and as to an additional 25%, cumulatively on the first, second and third anniversaries of the date of grant. At September 30, 2008 and 2007 there were 28,354 and 16,684 shares, respectively, available for grant under the 1995 Plan.

     As of September 30, 2008, there was $1,985 of total unrecognized compensation costs related to nonvested stock options. That cost is expected to be recognized over a weighted average period of 3.5 years.

     The Company’s share-based compensation expenses were recorded in the following expense categories for the years ended September 30, 2008, 2007 and 2006:

	2008	2007	2006
Cost of sales	$111	$74	$71
Research and development	73	30	27
Selling	76	62	49
Administration	412	371	305
Total share-based compensation expense	$672	$537	$452
Total share-based compensation expense (net of tax)	$572	$454	$402

     As part of the employment agreement with Patrick W. Cavanagh, President and Chief Executive Officer, the Company has the option to pay Mr. Cavanagh up to 7% of his annual base salary in shares of common stock of the Company and exercised that option for each of fiscal years 2008, 2007 and 2006. In the third quarter of fiscal 2008, the Company elected to pay 7% of Mr. Cavanagh’s fiscal 2008 salary in common stock of the Company by issuing him 1,364 shares of restricted common stock at $13.34 per share. In the third quarter of fiscal 2007, the Company elected to pay 7% of Mr. Cavanagh’s fiscal 2007 salary in common stock of the Company by issuing him 989 shares of restricted common stock at $16.98 per share. During the third quarter of fiscal 2006, the Company paid 7% of Mr. Cavanagh’s fiscal 2006 salary in common stock of the Company by issuing him 1,306 shares of restricted common stock at $12.86 per share.

     Also during the third quarter of fiscal 2008, the Company paid $5 of Dennis E. Bunday’s, Executive Vice President and Chief Financial Officer, and $3 of Mark S. Koenen’s, Vice President of Sales and Marketing, salary in common stock of the Company by issuing them 374 and 224 shares, respectively, of restricted common stock at $13.34 per share. During the third quarter of fiscal 2007, the Company paid $5 of Dennis E. Bunday’s, Executive Vice President and Chief Financial Officer, and $3 of Mark S. Koenen’s, Vice President of Sales and Marketing, salary in common stock of the Company by issuing them 294 and 176 shares, respectively, of restricted common stock at $16.98 per share. During the third quarter of fiscal 2006, the Company paid $5 of Mr. Bunday’s salary in common stock of the Company by issuing him 388 shares of restricted common stock at $12.86 per share. All of the payments of base salary in stock to Mr. Bunday and Mr. Koenen were pursuant to each of their respective employment agreements.

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

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants issued during the years ended September 30, 2008, 2007 and 2006.

	2008	2007	2006
Risk-free interest rate	3.55%	4.46%	4.57%
Expected dividend yield	0%	0%	0%
Expected term	6.4 years	6.4 years	6.3 years
Expected volatility	68%	80%	88%

     Using the Black-Scholes methodology, the total value of options granted during the years ended September 30, 2008, 2007 and 2006, was $712, $1,526 and $488, respectively, which would be amortized over the vesting period of the options. The weighted average grant date fair value of stock options granted during the years ended September 30, 2008, 2007 and 2006 was $8.79, $12.40 and $8.22 per share, respectively.

     The Company uses the US Treasury (constant maturity) interest rate on the date of grant as the risk-free interest rate. The expected term of options granted represents the weighted average period the stock options are expected to remain outstanding. Expected volatilities are based on the historical volatility of the Company’s common stock and fluctuate based on the changes in price of the Company’s common stock looking back over an equivalent period as the expected term of the new option grant.

     The following table summarizes stock options outstanding as of September 30, 2008.

		Weighted Average
	Shares	Exercise Price
Outstanding at September 30, 2007	622,785	$ 8.40
Granted	80,996	13.65
Exercised	(37,198)	4.66
Forfeited	(21,062)	11.63
Outstanding at September 30, 2008	645,521	$ 9.17
Exercisable at September 30, 2008	362,833	$ 6.80

     At September 30, 2008, the weighted average remaining contractual term of options outstanding and options exercisable was 6.6 years and 5.5 years, respectively.

     The aggregate intrinsic value of options outstanding and options exercisable at September 30, 2008 was $2,998 and $2,345, respectively (the intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option). The intrinsic value of all stock options exercised during the years ended September 30, 2008, 2007 and 2006 was $421, $640 and $423, respectively. Cash received from the exercise of stock options for the years ended September 30, 2008, 2007 and 2006 was $173, $260 and $216, respectively.

     Stock option activity during the periods indicated under the 1993 Plan is as follows:

	Shares Available	Shares Subject
	For Grant	To Options	Option Prices
Outstanding at September 30, 2005	142,097	592,286	$3.96	–	17.25
Granted	(45,992)	45,992	8.22	–	14.04
Exercised	—	(50,498)	3.96	–	4.68
Forfeited	42,344	(42,344)	3.96	–	16.01

Outstanding at September 30, 2006	138,449	545,436	3.96	–	17.25
Granted	(113,068)	113,068	14.03	–	18.05
Exercised	—	(54,778)	3.96	–	15.00
Forfeited	30,090	(30,090)	3.96	–	15.00

Outstanding at September 30, 2007	55,471	573,636	3.96	–	18.05
Newly authorized	120,000	—
Granted	(71,000)	71,000	13.17	–	15.46
Exercised	—	(37,198)	3.96	–	14.03
Forfeited	19,396	(19,396)	3.96	–	17.25

Outstanding at September 30, 2008	123,867	588,042	$3.96	–	18.05

     Stock option activity during the periods indicated under the 1995 Plan is as follows:

	Shares Available	Shares Subject
	For Grant	To Options	Option Prices
Outstanding at September 30, 2005	36,676	29,990	$3.96 – 16.13
Granted	(13,328)	13,328	7.20 – 12.24
Exercised	—	(833)	7.20
Forfeited	1,666	(1,666)	15.94

Outstanding at September 30, 2006	25,014	40,819	3.96 – 16.13
Granted	(9,996)	9,996	17.69
Forfeited	1,666	(1,666)	15.94

Outstanding at September 30, 2007	16,684	49,149	3.96 – 17.69
Newly authorized	20,000	—
Granted	(9,996)	9,996	15.25
Forfeited	1,666	(1,666)	14.64

Outstanding at September 30, 2008	28,354	57,479	$3.96 – 17.69

     The following table summarizes information about stock options under both plans outstanding at September 30, 2008:

	Options Outstanding			Options Exercisable
	Number	Weighted Average	Weighted	Number Exercisable	Weighted
Range of Exercise	Outstanding at	Remaining Contractual	Average	at September 30,	Average
Prices	September 30, 2008	Life — Years	Exercise Price	2008	Exercise Price
$3.96 – 4.68	219,491	5.0	$ 4.23	193,992	$ 4.18
7.20 – 13.57	287,738	6.9	9.21	135,222	8.07
14.03 – 18.05	138,292	8.5	16.91	33,619	16.84
$3.96 – 18.05	645,521	6.6	$ 9.17	362,833	$ 6.80

     At September 30, 2007 and 2006, 316,655 and 271,503 options, respectively, were exercisable at weighted average exercise prices of $6.01 and $5.76 per share, respectively.

Note 11. Geographic Information

     The Company accounts for its geographic information in accordance with SFAS No.131 “Disclosures about Segments of an Enterprise and Related Information.” Geographic information for revenues are allocated between the United States and International countries, depending on whether the shipments are to customers within the United States or located outside the United States. Revenues for each geographic location are as follows:

Year ended September 30,	2008	2007	2006
North America (NAFTA):
United States	$35,240	$40,545	$47,473
Canada	3,700	5,280	7,101
Mexico	2,817	3,351	3,018
	$41,757	$49,176	$57,592
Europe:
Belgium	$5,544	$5,340	$5,078
France	3,256	2,694	1,456
Sweden	4,038	4,219	3,949
Other	1,924	1,226	1,196
	$14,762	$13,479	$11,679
Asia:
Korea	$3,800	$2,743	$2,828
China	3,262	1,270	648
Other	1,539	1,691	1,468
	$8,601	$5,704	$4,944

Other:	661	565	419
Consolidated net sales	$65,781	$68,924	$74,634

Foreign sales	$30,541	$28,379	$27,161
United States sales	35,240	40,545	47,473
Consolidated net sales	$65,781	$68,924	$74,634

     During the years ended September 30, 2008, 2007 and 2006, the Company operated in two geographic reportable segments as shown in the table below.

Year ended September 30,	2008	2007	2006
Revenue – External Customers:
United States	$62,516	$68,034	$74,379
China	3,265	890	255
	$65,781	$68,924	$74,634
Revenue – Intersegments:
United States	$1,472	$3,288	$2,601
China	12,177	9,452	4,219
Other	626	512	341
Eliminations	(14,275)	(13,252)	(7,161)
	$—	$—	$—
Income before income taxes:
United States	$10,642	$12,059	$14,584
China	1,085	143	(333)
Other	53	42	7
	$11,780	$12,244	$14,258
Total assets:
United States	$34,579	$27,945
China	5,887	4,242
Other	142	116
	$40,608	$32,303
Long-lived assets:
United States	$8,257	$8,141
China	1,316	1,391
Other	48	44
	$9,621	$9,576

Note 12. Employment Agreements

     In January 2008, the Company entered into an employment agreement with Scott J. Thiel, Vice President of Engineering and Development. The contract specifies an initial base salary per year, plus a bonus based on parameters established by the board of directors. The agreement also provides for a one-year severance payment under certain circumstances in the event the Company terminates his employment.

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

Note 13. Stock Repurchase Program

     In October 2008, the Company’s Board of Directors authorized the purchase, from time to time, of up to $5,000 of shares of the Company’s common stock. Repurchases may be made in the open market or through block trades, in compliance with Securities and Exchange Commission guidelines, subject to market conditions, applicable legal requirements and other factors. The Company has no obligation to repurchase shares under the repurchase program and the timing, actual number and price of shares to be purchased will depend on the performance of the Company’s stock price, general market conditions, and various other factors within the discretion of management.

Note 14. Quarterly Data (unaudited)

     The following table summarizes the Company’s quarterly financial data for the past two fiscal years ended September 30, 2008 and 2007.

	First	Second	Third	Fourth
2008	Quarter	Quarter	Quarter	Quarter	Annual
Net sales	$14,972	$16,484	$17,137	$17,188	$65,781
Cost of sales	10,085	10,858	10,965	11,052	42,960
Gross profit	$4,887	$5,626	$6,172	$6,136	$22,821
Operating expenses	$3,089	$2,004	$3,010	$3,067	$11,170
Net income	$1,156	$2,480	$2,197	$1,997	$7,830
Earnings per common share
Basic	$0.15	$0.33	$0.29	$0.27	$1.04
Diluted	$0.15	$0.32	$0.28	$0.26	$1.01

	First	Second	Third	Fourth
2007	Quarter	Quarter	Quarter	Quarter	Annual
Net sales	$18,442	$18,309	$15,822	$16,351	$68,924
Cost of sales	12,150	12,174	10,116	10,712	45,152
Gross profit	$6,292	$6,135	$5,706	$5,639	$23,772
Operating expenses	$2,799	$3,049	$2,962	$3,133	$11,943
Net income	$2,543	$2,054	$1,824	$1,516	$7,937
Earnings per common share
Basic	$0.34	$0.28	$0.24	$0.20	$1.06
Diluted	$0.33	$0.27	$0.24	$0.20	$1.03

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

Design and Evaluation of Internal Controls Over Financial Reporting

Report of Management

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

     Under the supervision and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting as of September 30, 2008. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on our assessment we believe that, as of September 30, 2008, the Company’s internal control over financial reporting are effective based on those criteria.

     There has been no change in the Company’s internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

     Moss Adams LLP, an independent registered public accounting firm, has audited the Company’s consolidated financial statements and the effectiveness of internal control over financial reporting as of September 30, 2008 as stated in their report which is included herein.

ITEM 9B. OTHER INFORMATION

     Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

     Information with respect to our directors and executive officers is incorporated herein by reference to the sections entitled “Election of Directors” and “Management” in our proxy statement for our 2009 Annual Meeting of Stockholders (the “2008 Proxy Statement”) to be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year ended September 30, 2008.

ITEM 11. EXECUTIVE COMPENSATION

     The section of our 2008 Proxy Statement entitled “Executive Compensation” is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The section of our 2008 Proxy Statement entitled “Securities Ownership of Certain Beneficial Owners and Management” is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

     The section of our 2008 Proxy Statement entitled “Certain Relationships and Related Party Transactions” is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The section of our 2008 Proxy Statement entitled “Independent Registered Public Accounting Firm” is incorporated herein by reference.

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

          (3) Exhibits — See “Exhibit Index” beginning on page 57.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLIAMS CONTROLS, INC.

Date:	December 11, 2008	By	/ s / PATRICK W. CAVANAGH
Patrick W. Cavanagh, Director, President and Chief
Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	December 11, 2008	By	/ s / R. EUGENE GOODSON
R. Eugene Goodson, Chairman of the Board

Date:	December 11, 2008	By	/ s / PATRICK W. CAVANAGH
Patrick W. Cavanagh, Director, President and Chief
Executive Officer

Date:	December 11, 2008	By	/ s / DENNIS E. BUNDAY
Dennis E. Bunday, Executive Vice President, Chief
Financial Officer and Principal Accounting Officer

Date:	December 11, 2008	By	/ s / H. SAMUEL GREENAWALT
H. Samuel Greenawalt, Director

Date:	December 11, 2008	By	/ s / DOUGLAS E. HAILEY
Douglas E. Hailey, Director

Date:	December 11, 2008	By	/ s / CARLOS P. SALAS
Carlos P. Salas, Director

Date:	December 11, 2008	By	/ s / PETER E. SALAS
Peter E. Salas, Director

Date:	December 11, 2008	By	/ s / DONN J. VIOLA
Donn J. Viola, Director

WILLIAMS CONTROLS, INC.
Exhibit Index

Exhibit
Number	Description
2.01	Asset Purchase Agreement, dated as of September 30, 2003, by and among the Company, Teleflex Incorporated and Teleflex Automotive Incorporated (Incorporated by reference to Exhibit 2.1 to the Registrant’s current report on Form 8-K filed on December 9, 2003).

3.01(a)	Certificate of Incorporation of the Registrant, as amended. (Incorporated by reference to Exhibit 3.01 (a) to the Registrant’s quarterly report on Form 10-Q for the quarter ended December 31, 2006)

3.01(b)	Certificate of Amendment to Certificate of Incorporation of the Registrant, dated February 27, 1995. (Incorporated by reference to Exhibit 3.01 (b) to the Registrant’s quarterly report on Form 10-Q for the quarter ended December 31, 2006)

3.01(c)	Certificate of Amendment to Certificate of Incorporation of the Registrant, dated October 28, 2004. (Incorporated by reference to Exhibit 3.01 (c) to the Registrant’s quarterly report on Form 10-Q for the quarter ended December 31, 2006)

3.01(d)	Certificate of Amendment to Certificate of Incorporation of the Registrant, dated February 22, 2005. (Incorporated by reference to Exhibit 3.01 (d) to the Registrant’s quarterly report on Form 10-Q for the quarter ended December 31, 2006)

3.01(e)	Certificate of Amendment to Certificate of Incorporation of the Registrant, dated March 2, 2006. (Incorporated by reference to Exhibit 3.01 (e) to the Registrant’s quarterly report on Form 10-Q for the quarter ended December 31, 2006)

3.02	Restated By-Laws of the Registrant as amended July 1, 2002. (Incorporated by reference to Exhibit 3.6 to the Registrant’s quarterly report on Form 10-Q, Commission File No. 000-18083, for the quarter ended June 30, 2002)

4.01	Specimen Unit Certificate (including Specimen Certificate for shares of Common Stock and Specimen Certificate for the Warrants). (Incorporated by reference to Exhibits 1.1 and 1.2 to the Registrant’s Registration Statement on Form 8-A, Commission File No. 000-18083, filed with the Commission on November 1, 1989)

4.07	Certificate to Provide for the Designation, Preferences, Rights, Qualifications, Limitations or Restrictions Thereof, of the Series C Preferred Stock, 15% Redeemable Non-Convertible Series (Incorporated by reference to the Registrant’s report on Form 8-K, filed on September 29, 2004)

10.01(a)	Form of Indemnification Agreement for H. Samuel Greenawalt. (Incorporated by reference to Exhibit 10.1(c) to the Registrant’s annual report on Form 10-K for the fiscal year ended September 30, 1993, Commission File No. 0-18083, filed with the Commission on November 1, 1989)

10.01(b)	Form of Indemnification Agreement for Douglas E. Hailey (Incorporated by reference to Exhibit 10.1(a) to the Registrant’s quarterly report on Form 10-Q for the quarter ended December 31, 2001)

10.02	The Company’s 1995 Stock Option Plan for Non-Employee Directors. (Incorporated by reference to Exhibit 10.3 to the Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 1995, Commission File No. 0-18083, filed with the Commission on November 1, 1989)

10.03	The Registrant’s 1993 Stock Option Plan as amended to date. (Incorporated by reference to Exhibit 10.4(b) to the Registrant’s annual report on Form 10-k for the fiscal year ended September 30,1998, Commission File No. 0-18083, filed with the Commission on November 1, 1989)

Exhibit
Number	Description
10.05	Management Services Agreement, dated as of July 1, 2002, by and among American Industrial Partners, a Delaware general partnership, and the Company (Incorporated by reference to Exhibit (d) (ix) to the Schedule TO-I/A filed on July 5, 2002).

10.06	Dolphin Side Letter, dated as of July 1, 2002 (Incorporated by reference to Exhibit (d)(xi) to the Schedule TO-I/A filed on July 5, 2002).

10.10	Credit Agreement, dated September 27, 2004, among Williams, Williams Controls Industries, Inc., a wholly-owned subsidiary of Williams, and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services, Inc. (Incorporated by reference to the Registrant’s report on Form 8-K, filed on September 29, 2004)

10.11	Amended and Restated Management Services Agreement, dated September 30, 2004, among Williams, American Industrial Partners and Dolphin Advisors, LLC (Incorporated by reference to the Registrant’s report on Form 8-K, filed on September 29, 2004)

10.12	Employment Agreement with Dennis E. Bunday, Executive Vice President and Chief Financial Officer (Incorporated by reference to the Registrant’s report on Form 10-K, filed on December 14, 2007)

10.13	Employment Agreement with Patrick W. Cavanagh, President and Chief Executive Officer (Incorporated by reference to the Registrant’s report on Form 10-K, filed on December 14, 2006)

10.14	Revised Code of Ethics (Incorporated by reference to the Registrant’s report on Form 8-K, filed on October 3, 2006)

10.15	Employment Agreement with Mark S. Koenen, Vice President of Sales and Marketing (Incorporated by reference to the Registrant’s report on Form 10-K, filed on December 14, 2007)

10.16	Employment Agreement with Gary A. Hafner, Vice President of Manufacturing (Incorporated by reference to the Registrant’s report on Form 10-K, filed on December 14, 2007)

10.17	Employment Agreement with Scott J. Thiel, Vice President of Engineering and Development (Filed Herewith)

18	Preferability Letter of Independent Registered Public Accounting Firm related to the change in the measurement date for Williams pension plans from September 30 to August 31 (Incorporated by reference to Exhibit 18 to the Registrant’s annual report on Form 10-K for the fiscal year ended September 30, 2004)

21.01	Schedule of Subsidiaries (Filed Herewith)

23.01	Consent of Moss Adams LLP, Independent Registered Public Accounting Firm (Filed herewith)

23.02	Consent of KPMG LLP, Independent Registered Public Accounting Firm (Filed herewith)

31.01	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) (Filed herewith)

31.02	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) (Filed herewith)

32.01	Certification of Patrick W. Cavanagh Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Certification of Dennis E. Bunday Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002