Form 10-Q
period 2008-12-31
WILLIAMS CONTROLS INC
filed 2009-02-11
CIK 854860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2008

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
Yes  [ X ]    No  [     ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer [ ]	Accelerated filer [ X ]

Non-accelerated filer [ ]	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes  [     ]    No  [ X ]

The number of shares outstanding of the registrant's common stock as of January 31, 2009: 7,234,501

Williams Controls, Inc.

December 31, 2008

Table of Contents

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Williams Controls, Inc.
Condensed Consolidated Balance Sheets
(Dollars in thousands, except share and per share information)
(Unaudited)

	December 31, 2008	September 30, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$6,382	$9,060
Short-term investments	127	263
Trade accounts receivable, less allowance of $79 and $47 at December 31, 2008 and September 30 2008, respectively	6,436	10,438
Other accounts receivable	1,500	835
Inventories	8,480	8,215
Deferred income taxes	353	428
Prepaid expenses and other current assets	1,049	301
Total current assets	24,327	29,540

Property, plant and equipment, net	9,322	9,096
Deferred income taxes	1,473	1,446
Other assets, net	515	526
Total assets	$35,637	$40,608

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3,048	$4,784
Accrued expenses	4,785	5,224
Current portion of employee benefit obligations	285	285
Total current liabilities	8,118	10,293

Long-term Liabilities:
Employee benefit obligations	4,359	4,322
Other long-term liabilities	352	345

Commitments and contingencies

Stockholders’ Equity:
Preferred Stock ($.01 par value, 50,000,000 authorized) Series C (0 issued and outstanding at December 31, 2008 and September 30, 2008)	-	-
Common stock ($.01 par value, 12,500,000 authorized; 7,234,501 and 7,534,642 issued and outstanding at December 31, 2008 and September 30, 2008, respectively)	75	75
Additional paid-in capital	35,927	35,744
Accumulated deficit	(5,570)	(4,729)
Treasury stock (321,841 and 21,700 shares at December 31, 2008 and September 30, 2008)	(2,665)	(377)
Accumulated other comprehensive loss	(4,959)	(5,065)
Total stockholders’ equity	22,808	25,648
Total liabilities and stockholders’ equity	$35,637	$40,608

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

Williams Controls, Inc.
Condensed Consolidated Statements of Operations
(Dollars in thousands, except share and per share information)
(Unaudited)

	Three Months Ended December 31,
	2008	2007
Net sales	$10,691	$14,972
Cost of sales	8,137	10,086

Gross profit	2,554	4,886

Operating expenses:
Research and development	1,146	1,009
Selling	651	678
Administration	1,666	1,401
Total operating expenses	3,463	3,088

Operating income (loss)	(909)	1,798

Other (income) expenses:
Interest income	(13)	(22)
Interest expense	5	88
Loss on impairment of investments	317	-
Other (income) expense, net	87	(34)
Total other expenses	396	32

Income (loss) before income taxes	(1,305)	1,766
Income tax expense (benefit)	(464)	610

Net income (loss)	$(841)	$1,156

Net income (loss) per common share – basic	$(0.11)	$0.15
Weighted average shares used in per share calculation – basic	7,463,409	7,508,861

Net income (loss) per common share – diluted	$(0.11)	$0.15
Weighted average shares used in per share calculation – diluted	7,463,409	7,756,635

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

Williams Controls, Inc.
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Three Months Ended December 31,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$(841)	$1,156
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	479	459
Deferred income taxes	48	(37)
Stock based compensation	183	149
Losses on impairment of investments	317	-
Loss from sale and disposal of property, plant and equipment	89	-
Changes in operating assets and liabilities
Receivables, net	3,337	284
Inventories	(265)	392
Prepaid expenses and other current assets	(748)	(658)
Accounts payable and accrued expenses	(2,175)	(1,384)
Other	(38)	(341)
Net cash provided by operating activities	386	20

Cash flows from investing activities:
Purchases of property, plant and equipment	(783)	(213)
Proceeds from sale of property, plant and equipment	6	-
Net cash used in investing activities	(777)	(213)

Cash flows from financing activities:
Payments of debt	-	(125)
Net proceeds from exercise of stock options	-	70
Repurchase of common stock	(2,287)	-
Net cash used in financing activities	(2,287)	(55)

Net decrease in cash and cash equivalents	(2,678)	(248)
Cash and cash equivalents at beginning of period	9,060	1,621

Cash and cash equivalents at end of period	$6,382	$1,373

Supplemental disclosure of cash flow information:
Interest paid	$-	$42
Income taxes paid	$111	$-

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

Williams Controls, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Three Months ended December 31, 2008 and 2007
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Note 1.  Organization

Williams Controls, Inc., including its wholly-owned subsidiaries as follows, are hereinafter referred to as the “Company,” “Registrant,” “we,” “our,” or “us.”

Active Subsidiaries – Williams Controls Industries, Inc. (“Williams”); Williams (Suzhou) Controls Co. Ltd. (“Williams Controls Asia”); and Williams Controls Europe GmbH (“Williams Controls Europe”); and Williams Controls India Private Limited (“Williams Controls India”)

Inactive Subsidiaries – Aptek Williams, Inc. (“Aptek”); Premier Plastic Technologies, Inc. (“PPT”); ProActive Acquisition Corporation (“ProActive”); WMCO-Geo (“GeoFocus”); NESC Williams, Inc. (“NESC”); Williams Technologies, Inc. (“Technologies”); Williams World Trade, Inc. (“WWT”); Techwood Williams, Inc. (“TWI”); Agrotec Williams, Inc. (“Agrotec”) and our 80% owned subsidiaries Hardee Williams, Inc. (“Hardee”) and Waccamaw Wheel Williams, Inc. (“Waccamaw”).

Note 2.  Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared by the Company and, in the opinion of management, reflect all material normal recurring adjustments necessary to present fairly the Company’s financial position as of December 31, 2008 and the results of operations and cash flows for the three months ended December 31, 2008 and 2007.  The results of operations for the three months ended December 31, 2008 are not necessarily indicative of the results to be expected for the entire fiscal year.

Certain information and footnote disclosures made in the last Annual Report on Form 10-K have been condensed or omitted for the interim consolidated statements.  Certain costs are estimated for the full year and allocated to interim periods based on activity associated with the interim period.  Accordingly, such costs are subject to year-end adjustment.  It is management’s opinion that, when the interim consolidated statements are read in conjunction with the Company’s annual report on Form 10-K, for the fiscal year ended September 30, 2008, the disclosures are adequate to make the information presented not misleading.  The interim consolidated financial statements include the accounts of the Company and its subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions, based upon all known facts and circumstances, that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported periods.  Management makes these estimates using the best information available at the time the estimates are made; however, actual results could differ materially from these estimates.  Estimates are used in accounting for, among other things, pension and post-retirement benefits, product warranty, excess and obsolete inventory, allowance for doubtful accounts, deferred tax assets, stock options and commitments and contingencies.

Note 3.  Recently Adopted Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”).  SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions.  Under SFAS No. 157, fair value measurements would be separately disclosed by level within the fair value hierarchy.  On October 1, 2008, the Company adopted the provisions of SFAS No. 157 and it did not have a material effect on the Company’s consolidated financial position, results of operations, or cash flows.  In February 2008, FASB Staff Position FAS No. 157-2, “Effective Date of FASB Statement No. 157” was issued and delayed the application of SFAS No. 157 for non-financial assets and liabilities until fiscal years beginning after November 15, 2008 (see Note 8—Fair Value Measurements).

Also effective October 1, 2008, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” (“SFAS 159”)  This statement permits entities to choose to measure many financial instruments and certain other items at fair value.  As of December 31, 2008, the Company did not elect to apply the fair value option to any financial instruments or other items upon adoption of SFAS No. 159.

Note 4.  Recently Issued Accounting Standards

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in the preparation of financial statements presented in conformity with generally accepted accounting principles in the United States.  This statement is effective 60 days following approval by the U.S. Securities and Exchange Commission (“SEC”).  The Company does not expect SFAS No. 162 to have a material impact on the preparation of its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.”  (“SFAS 141R”) SFAS No. 141R changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, preacquisition contingencies, transaction costs, in-process research and development and restructuring costs.  In addition, under SFAS No. 141R, changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense.  This statement will be effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2008.  This statement, when adopted, will change the Company’s accounting treatment for business combinations on a prospective basis.

Note 5.  Accounting for Share Based Compensation

The Company uses SFAS No. 123R, “Share Based Payment,” (“SFAS 123R”) to account for its share-based compensation plans.  The Company uses the Black-Scholes option pricing model to value its stock option grants under SFAS No. 123R.  Share-based compensation expense is recognized on a straight-line basis over the requisite service period, which equals the vesting period.  Under SFAS No. 123R, the Company is also required to estimate forfeitures in calculating the expense related to share-based compensation.  In addition, SFAS No. 123R requires the Company to reflect the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash inflow.

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

As of December 31, 2008 there was $1,979 of total unrecognized compensation costs related to nonvested stock options.  That cost is expected to be recognized over a weighted average period of 3.2 years.

The Company’s share-based compensation expenses were recorded in the following expense categories for the three months ended December 31, 2008 and 2007:

	Three Months Ended December 31,
	2008	2007
Cost of sales	$36	$25
Research and development	21	17
Selling	21	17
Administration	105	90
Total share-based compensation expense	$183	$149

Total share-based compensation expense (net of tax)	$157	$126

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model.  No options were granted during the three months ended December 31, 2008 or 2007.

The following table summarizes stock options outstanding as of December 31, 2008 as well as activity during the three months then ended.

	Shares	Weighted Average Exercise Price

Outstanding at September 30, 2008	645,521	$9.17
Forfeited	(9,266)	13.03
Outstanding at December 31, 2008	636,255	$9.11

Exercisable at December 31, 2008	396,281	$6.78

At December 31, 2008, the weighted average remaining contractual term of options outstanding and options exercisable was 6.4 years and 5.4 years, respectively.

The aggregate intrinsic value of options outstanding and options exercisable at December 31, 2008 was $682 and $613, respectively (the intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option).  The aggregate intrinsic value of options outstanding and options exercisable at December 31, 2007 was $5,226 and $3,690, respectively.  There were no stock options exercised during the three months ended December 31, 2008. The intrinsic value of all stock options exercised during the three months ended December 31, 2007 was $217.  Cash received from the exercise of stock options for the three months ended December 31, 2007 was $70.

Note 6.  Comprehensive Income (Loss)

SFAS No. 130, “Reporting Comprehensive Income," requires companies to report a measure of all changes in equity except those resulting from investments by owners and distributions to owners.  The following table summarizes the components of comprehensive income (loss):

	Three Months Ended December 31,
	2008	2007
Net income (loss)	$(841)	$1,156
Translation adjustment	1	41
Change of unrealized gain or loss	105	-
Comprehensive income (loss)	$(735)	$1,197

Note 7.  Earnings (Loss) Per Share

Basic earnings per share ("EPS") and diluted EPS are computed using the methods prescribed by SFAS No. 128, "Earnings Per Share".  Basic EPS is based on the weighted-average number of common shares outstanding during the period.  Diluted EPS is based on the weighted-average number of common shares outstanding and the dilutive impact of common equivalent shares outstanding.

Following is a reconciliation of basic EPS and diluted EPS:

	Three Months Ended December 31, 2008			Three Months Ended December 31, 2007
	Loss	Shares	Per Share Amount	Income	Shares	Per Share Amount

Basic EPS –	$(841)	7,463,409	$(0.11)	$1,156	7,508,861	$0.15

Effect of dilutive securities –
Stock options		-			247,774

Diluted EPS –	$(841)	7,463,409	$(0.11)	$1,156	7,756,635	$0.15

For the three months ended December 31, 2008, the Company had options covering 636,255 shares that were not considered in the dilutive EPS calculation since they would have been antidilutive.  For the three months ended December 31, 2007, the Company had options covering 99,246 shares not considered in the dilutive EPS calculation since they would have been antidilutive.

Note 8.  Fair Value Measurement

The Company adopted the provisions of SFAS No. 157 effective October 1, 2008 as discussed in Note 3—Recently Adopted Accounting Standards.  SFAS 157 established a three-tier hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable as follows:

Level 1 –	observable inputs such as quoted prices in active markets for identical assets or liabilities;

Level 2 –	inputs, other than the quoted market prices in active markets, which are observable, either directly or indirectly; and

Level 3 –	unobservable inputs for which there is little or no market data available, which require the reporting entity to develop its own assumptions.

The following table presents information about financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2008:

	Fair Value as of December 31, 2008	Level 1	Level 2	Level 3

Cash and cash equivalents	$6,382	$6,382	$-	$-

Short-term investments	127	127	-	-

Total financial assets and liabilities	$6,509	$6,509	$-	$-

We use a market approach to determine the fair value of cash and cash equivalents and short-term investments. Cash and cash equivalents include highly liquid investments with original maturities of three months or less.  Short-term investments consist of available-for-sale securities.  There were no assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2008.

During the first quarter ended December 31, 2008, the Company recorded a non-cash, mark-to-market impairment charge of approximately $317 relating to its investment in Dana Holding CP (“Dana”).  The decision to record the impairment charge was based on the continued decline in the market value of the Dana stock, as well as the deteriorations of the market where Dana operates.  The Company recorded no income tax benefit on this impairment charge given the uncertainty of the Company’s ability to generate future taxable investment gains required to utilize these investment losses.  Prior to the Company recording the impairment charge, the decline in market value was carried net of tax in other comprehensive loss.

Note 9.  Stock Repurchase Program

In October 2008, the Company’s Board of Directors authorized the purchase, from time to time, of up to $5,000 of shares of the Company’s common stock.  Repurchases may be made in the open market or through block trades, in compliance with Securities and Exchange Commission guidelines, subject to market conditions, applicable legal requirements and other factors.  The Company has no obligation to repurchase shares under the repurchase program and the timing, actual number and price of shares to be purchased will depend on the performance of the Company’s stock price, general market conditions, and various other factors within the discretion of management.  As of December 31, 2008, the Company has repurchased 300,141 shares of common stock at a total value of $2,287.

Note 10.  Inventories

Inventories, net of reserves, consist of the following:

	December 31, 2008	September 30, 2008

Raw materials	$6,119	$5,578
Work in process	15	53
Finished goods	2,346	2,584
	$8,480	$8,215

Note 11.  Debt

As of December 31, 2008, the Company has paid off its entire term loan debt and has no amounts outstanding under its revolving loan facility.

The Company has a revolving loan facility with GE Capital.  The revolving loan facility is secured by substantially all the assets of the Company.  Borrowings under the revolving loan facility are subject to a borrowing base equal to 85% of eligible accounts receivables and 60% of eligible inventories.  Interest rates under the agreement are based on the election of the Company of either a LIBOR rate or Prime rate.  Under the LIBOR rate option, the revolving loan facility will bear interest at the LIBOR rate plus 3.75% per annum.  Under the Prime rate option, the revolving loan facility will bear interest at the Prime rate plus 2.75% per annum.  Fees under the loan agreement include an unused line fee of 0.50% per annum on the unused portion of the revolving credit facility.

The revolving loan facility expires on September 29, 2009, at which time all outstanding amounts under the revolving loan facility are due and payable.  The Company is subject to certain quarterly and annual financial covenants.  At December 31, 2008, the Company was in compliance with all of its quarterly covenants.  At September 30, 2008, the Company was in compliance with all but one of its financial covenants, and as of the filing of these financial statements, the Company has not yet obtained a waiver from GE Capital with respect to such covenant.  The Company is continuing to work with GE Capital to resolve this item.

The Company had available under its revolving credit facility $6,847 at December 31, 2008 and $8,000 at September 30, 2008.

Note 12.  Product Warranties

The Company establishes a product warranty liability based on a percentage of product sales.  The liability is based on historical return rates of products and amounts for significant and specific warranty issues, and is included in accrued expenses in the accompanying condensed consolidated balance sheets.  Warranty is limited to a specified time period, mileage or hours of use, and varies by product, application and customer.  The Company has recorded a liability, which in the opinion of management, is adequate to cover such warranty costs.  Following is a reconciliation of the changes in the Company’s warranty liability for the three months ended December 31, 2008 and 2007.

	Three Months Ended December 31,
	2008	2007
Beginning balance	$719	$1,712

Payments	(242)	(178)
Additional accruals	150	189

Ending balance	$627	$1,723

Note 13.  Pension Plans and Post-Retirement Benefits

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

Components of Net Periodic Benefit Cost:
	Salaried Employees Plan		Hourly Employees Plan
	Three Months Ended December 31,		Three Months Ended December 31,
	2008	2007	2008	2007
Service cost	$-	$-	$14	$16
Interest cost	79	74	128	115
Expected return on plan assets	(70)	(77)	(107)	(118)
Amortization of prior service cost	-	-	4	5
Amortization of loss	26	16	79	42
Net periodic benefit cost	$35	$13	$118	$60

The Company expects total contributions to its pension plans in fiscal 2009 to be $183.  During the three months ended December 31, 2008, the Company did not make any contributions.  At September 30, 2008, the Company had total benefit obligations for both plans of $12,336 and a fair value of assets for both plans of $10,884.  Since year end , asset values have declined as a result of recent volatility in the capital markets.  The Company estimates that the value of plan assets for both plans at December 31, 2008 decreased approximately $2,760 when compared to the value of plan assets at the August 31, 2008 measurement date.

The Company also provides health care and life insurance benefits for certain of its retired employees.  These benefits are subject to deductibles, co-payment provisions and other limitations.  Disclosures regarding the components of net periodic benefit cost and contributions of the Company’s post-retirement plan are required for interim financial statements and are included below.  The Company did not make any contributions to the post-retirement plan for the three months ended December 31, 2008 and 2007.

Components of Net Periodic Benefit Cost:
	Post-Retirement Plan
	Three Months Ended December 31,
	2008	2007
Service cost	$1	$1
Interest cost	51	59
Amortization	(22)	(8)
Net periodic benefit cost	$30	$52

Note 14.  Income Taxes

The Company’s unrecognized tax benefits remained unchanged during the three months ended December 31, 2008.  The Company believes that it is reasonably possible that unrecognized tax benefits could decrease by $23 within the 12 months of this reporting date.

During the fourth quarter of fiscal 2008, the Company settled with the State of Oregon on all outstanding examination issues.  The settlement did not have a material adverse effect on the Company’s results of operations.  The settlement liability was paid in October 2008.  The Company is not currently under examination in any other states or foreign jurisdictions.

Note 15.  Geographic Information

The Company accounts for its geographic information in accordance with SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information”.  During the three months ended December 31, 2008 and 2007, the Company operated in two geographic regions as shown in the table below.

	Three Months Ended December 31,
	2008	2007
Revenue – External Customers:
United States	$10,348	$14,735
China	343	237
	$10,691	$14,972
Revenue – Intersegments:
United States	$105	$163
China	2,405	2,823
Other	134	138
Eliminations	(2,644)	(3,124)
	$-	$-
Income (loss) before income taxes:
United States	$(1,508)	$1,671
China	217	127
Other	(14)	(32)
	$(1,305)	$1,766

Note 16.  Contingencies

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

The soil and groundwater at the Company’s Portland, Oregon facility contains certain contaminants, which were deposited from approximately 1968 through 1995.  Some of this contamination has migrated offsite to neighboring properties.  The Company has retained an environmental consulting firm to investigate the extent of the contamination and to determine what remediation will be required and the associated costs.  During fiscal 2004, the Company entered into the Oregon Department of Environmental Quality’s voluntary clean-up program and during fiscal 2004 the Company established a liability of $950 for this matter.  At September 30, 2007, the Company recorded an additional liability of $546 based on remaining costs estimates determined by the Company with the help of an environmental consulting firm.  As of December 31, 2008, the total liability recorded is $1,006, and such liability is recorded in accrued expenses in the accompanying condensed consolidated balance sheet.  The Company asserted and settled a contractual indemnity claim against Dana Corporation (“Dana”), from which it acquired the property, and contribution claims against the other prior owner of the property as well as businesses previously located on the property (including Blount, Inc. (“Blount”) and Rosan, Inc. (“Rosan”)) under the Federal Superfund Act and the Oregon Cleanup Law.

During 2008, the Company entered into a settlement agreement with Dana, Blount and Rosan under which it received total cash payments from Dana, Blount and Rosan of $735, and shares of Dana stock equal to approximately $337 at the time of settlement.  In exchange for such cash payments and Dana stock, the Company assumed the full obligation to, and risks associated with, completing the remediation.  The Company recorded the shares received as available-for-sale securities in short-term investments in the accompanying condensed consolidated balance sheets.

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

This section summarizes the significant factors affecting our consolidated results of operations, financial condition and liquidity position for the three months ended December 31, 2008 and 2007.  This section should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this document.   Statements in this report that relate to future results and events are based on our current expectations.  Actual results in future periods may differ materially from those currently expected or desired because of a number of risks and uncertainties, including, but not limited to, those risks discussed in the section entitled “Risk Factors” in our annual report on Form 10-K for the fiscal year ended September 30, 2008.

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

Investors are cautioned to consider the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008 when considering forward-looking statements.  If any of these items actually occur, our business, results of operations, financial condition or cash flows could be materially adversely affected.

Overview

We design, manufacture and sell electronic throttle and pneumatic control systems for heavy trucks, transit busses and off-road equipment.  Electronic throttle controls send a signal proportional to throttle position to adjust the speed of electronically controlled engines.  The use of electronically controlled engines is influenced primarily by emissions regulations, because these engines generally produce lower emissions.  The original applications of electronic engines and electronic throttle controls were in heavy trucks and transit busses in the United States and Europe in the late 1980’s.  As a result of the continuing implementation of more stringent emissions standards worldwide, the portion of the heavy truck and off-road markets consisting of electronically controlled engines and electronic throttle control systems is expanding.  Both China and India have announced requirements for more stringent emissions standards for heavy trucks and transit busses.  Additionally, worldwide emissions regulations have been enacted that increase the use of electronic throttle controls in off-road equipment.  We also produce a line of pneumatic control products, which are sold to the same customer base as our electronic throttle controls.  These pneumatic products are used for vehicle control system applications.  We believe that the demand for our products will be driven by worldwide emissions legislation and the economic cycles for heavy trucks, transit busses and off-road equipment.

As we move forward in fiscal 2009 and beyond, we will continue to work closely with our existing and potential customers to design and develop new products and adapt existing products to new applications, and to improve the performance, reliability and cost-effectiveness of our products.

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

Results of Operations

Financial Summary
(Dollars in Thousands)

	Three Months Ended December 31,
	2008	2007	2007 to 2008
Net sales	$10,691	$14,972	(28.6)%
Cost of sales	8,137	10,086	(19.3)%

Gross profit	2,554	4,886	(47.7)%

Research and development	1,146	1,009	13.6%
Selling	651	678	(4.0)%
Administration	1,666	1,401	18.9%

Operating income (loss)	$(909)	$1,798	(150.6)%

As a percentage of net sales:
Cost of sales	76.1%	67.4%
Gross margin	23.9%	32.6%
Research and development	10.7%	6.7%
Selling	6.1%	4.5%
Administration	15.6%	9.4%
Operating income (loss)	(8.5)%	12.0%

The rapid and significant decline in the domestic and world-wide economic situation has had a significant impact on the Company’s results of operations in the first quarter of fiscal 2009.  The 28.6% revenue decline and the $841 net loss incurred during the quarter were solely a result of that economic downturn.  Gross margins declined in the first quarter of fiscal 2009 primarily as overhead costs did not decline as rapidly as sales volumes while materials and labor generally fluctuated with sales volumes.  Although the future remains unclear, based on comments in the popular press it appears possible this economic downturn will continue for some time into the future.  In response to this significant negative shift in the world-wide economic situation, the Company is minimizing operational costs as a result of reduced volumes and during the second quarter of fiscal 2009 the Company reduced overhead and operating expenses at an annualized rate of approximately $1,500 while continuing to invest in product development and technology for the future.  Although no assurances can be given, it appears likely that the Company’s $6,382 in cash plus its borrowing capacity will be more than adequate to sustain the Company through this economic downturn.

Comparative – Three months ended December 31, 2008 and 2007

NM = Not Meaningful
			Percent Change
For the Three Months Ended December 31:	2008	2007	2007 to 2008
Net sales	$10,691	$14,972	(28.6)%

Net sales decreased $4,281 in the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008.  The decrease results from volume reductions in essentially all of the Company’s principal markets, which the Company believes were due to the declining world economic climate and the impact that decline has had on our customers and the end markets for their products.  In the first quarter of fiscal 2009, we began to see a significant reduction in the number of units of trucks, and to a lesser degree off-road vehicles, built world-wide due to the significant recessionary pressures in the United States and portions of the rest of the world.  A number of our large truck OEM customers have publicly announced reductions in build rates.  These reductions impacted our first fiscal quarter of 2009 and likely will impact our sales to those customers in at least some portion of the remainder of our fiscal 2009.  It is uncertain how protracted or severe the current financial situation will be world-wide and the impact it may have on the Company throughout fiscal 2009.

In the North American market, sales to heavy truck customers were down 24% compared to the first quarter of fiscal 2008, and are representative of the overall reduction in the truck build rates.  The Company’s share of that market and unit pricing remained essentially unchanged from the prior year.  Sales to European truck customers and Asian customers both decreased 48% on a quarter over quarter basis.  Net sales to off-road customers decreased 24%.  We expect that electronic throttle control sales will increase or decrease in the future in line with changes in heavy truck and transit bus production volumes in the various geographic markets in which we serve.  When new product lines are established, however, competitive pricing may continue to reduce per unit pricing.

			Percent Change
For the Three Months Ended December 31:	2008	2007	2007 to 2008
Gross profit	$2,554	$4,886	(47.7)%

Gross profit was $2,554, or 23.9% of net sales in the first quarter of fiscal 2009, a decrease of $2,332 compared to the gross profit of $4,886, or 32.6% of net sales, in the comparable fiscal 2008 period.

The decrease in gross profit in the first quarter of fiscal 2009 is primarily driven by the 29% net decrease in sales of electronic throttle systems to our heavy truck and off-road customers.

			Percent Change
For the Three Months Ended December 31:	2008	2007	2007 to 2008
Research and development	$1,146	$1,009	13.6%

Research and development expenses increased $137 for the first quarter of fiscal 2009 compared to the comparable period in fiscal 2008.  The Company’s research and development expenditures will fluctuate based on the products under development at any given point in time.  Expenses were up in the first quarter over last year’s first quarter due to more new product introductions in process.  Overall, we expect research and development expenses to increase slightly over fiscal 2008 levels due to additional new product design projects

			Percent Change
For the Three Months Ended December 31:	2008	2007	2007 to 2008
Selling	$651	$678	(4.0)%

Selling expenses decreased $27 during the three month period ended December 31, 2008 as compared with the three month period ended December 31, 2007 mainly due to lower overall travel expenses.

			Percent Change
For the Three Months Ended December 31:	2008	2007	2007 to 2008
Administration	$1,666	$1,401	18.9%

Administration expenses for the three month period ended December 31, 2008 increased $265 when compared with the same period in fiscal 2008.  The increase in administration expenses is primarily a result of non-cash compensation expense recognized in conjunction with the Company’s unfunded deferred compensation plan.

				Percent Change
For the Three Months Ended December 31:	2008	2007		2007 to 2008
Interest income	$(13)	$	(22)	(40.9)%

Interest expense	$5		$88	(94.3)%

Interest expense decreased $83 in the first quarter of fiscal 2009 as compared to the first quarter of fiscal 2008 due to significant reductions in debt levels.  We expect interest expense to continue to remain at low levels in fiscal 2009, and as of December 31, 2008 we do not have any outstanding debt.

			Percent Change
For the Three Months Ended December 31:	2008	2007	2007 to 2008
Loss on impairment of investments	$317	$-	NM

Loss on impairment of investments is a non-cash, other-than-temporary impairment charge relating to the Company’s investment in Dana Holding CP (“Dana”)during the first quarter of fiscal 2009.  The impairment charge assumes no income tax benefit given the uncertainty of the Company’s ability to generate future taxable investment gains required to utilize these investment losses.  Prior to the Company recording the impairment charge, the decline in market value was carried net of tax in other comprehensive loss.

			Percent Change
For the Three Months Ended December 31:	2008	2007	2007 to 2008
Other (income) expense, net	$87	$(34)	NM

Other expense was $87 in the first quarter of fiscal 2009 compared to other income of $34 in the first quarter of fiscal 2008.  Other expense in the first quarter of fiscal 2009 primarily consisted of losses related to the disposal of certain fixed assets.

			Percent Change
For the Three Months Ended December 31:	2008	2007	2007 to 2008
Income tax expense (benefit)	$(464)	$610	NM

Income tax expense (benefit) reflects an effective tax rate of 35.6% for the quarter ended December 31, 2008 compared to an effective tax rate of 34.5% for the quarter ended December 31, 2007.  The effective tax rate fluctuations are primarily due to the jurisdictions in which pretax income (loss) is being earned and income tax rate differences between the domestic and foreign jurisdictions.  The increase in tax rate from fiscal 2008 to fiscal 2009 is primarily due to the elimination of the United States Domestic Manufacturing Credit due to our net loss position and taxes associated with our operations in China.

Financial Condition, Liquidity and Capital Resources

Cash generated by operating activities was $386 for the first quarter of fiscal 2009, an increase of $366 from the cash generated by operating activities of $20 during the first quarter of fiscal 2008.   Net income (loss) plus non cash charges for depreciation and stock based compensation contributed $179 in the first quarter of fiscal 2009 and $1,764 in the first quarter of fiscal 2008.

Changes in working capital items generated cash of $111 in the first quarter of fiscal 2009 compared to a cash use of $1,707 in the first quarter of fiscal 2008.  Collections on receivables at September 30, 2008, with corresponding lower sales in the first quarter of fiscal 2009, generated cash of $3,337 in fiscal 2009.  Inventories increased $265 in the first quarter of fiscal 2009 compared to a decrease in inventories of $392 in the first quarter of fiscal 2008.  Accounts payable and accrued expenses decreased in the first quarter of fiscal 2009 and 2008 primarily due to the lower sales and inventory purchases plus seasonal payments of certain expenses.  Cash flows from operations for the three months ended December 31, 2007 included payments to our pension plans of $402.  We did not make any contributions to our pension plans for the three months ended December 31, 2008.  We believe it is likely we will continue to generate positive cash from operations, however, depending on the current uncertain world-wide economic market, we could experience periods of negative cash flow from operations.

Cash used in investing activities was $777 for the three months ended December 31, 2008 and $213 for the three months ended December 31, 2007 and was comprised primarily of purchases of equipment for both periods.  We expect our cash use for investing activities to increase throughout the fiscal year as we continue to make purchases of capital equipment.

Cash used in financing activities was $2,287 for the quarter ended December 31, 2008, compared to cash used in financing activities of $55 for the quarter ended December 31, 2007.  In October 2008, the Company announced a share repurchase plan whereby the Company can, but is under no obligation to, repurchase up to $5 million of the Company’s common stock.  Repurchases may be made in the open market or through block trades, in compliance with Securities and Exchange Commission guidelines, subject to market conditions, applicable legal requirements and other factors.  During the quarter, the Company purchased 300,141 shares of common stock at a total value of $2,287.  The use of cash for financing activities for the first quarter of fiscal 2008 primarily relates to scheduled debt payments on our term loan, offset slightly by proceeds from the exercise of stock options.

At December 31, 2008, we had $6,847 available under our revolving credit facility with GE Capital plus cash and cash equivalents of $6,382.  We were not compliant with one financial covenant at September 30, 2008 and this non compliance could limit our ability to borrow against the $6,847 available under the revolving credit facility.  We have not yet obtained a waiver with our lendor GE Capital as of the filing of these financial statements, however, we believe when our cash on hand is combined with cash provided by operations, it will be sufficient to meet our working capital needs on a short-term and long-term basis.

Contractual Obligations as of December 31, 2008

At December 31, 2008, our contractual obligations consisted of operating lease obligations and a license agreement.  We did not have any material letters of credit, or debt guarantees outstanding at December 31, 2008.  Maturities of these contractual obligations consist of the following:

	Payments due by period
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Operating leases	$1,695	$565	$1,080	$50	$-
MMT license - minimum royalties	352	52	150	150	-
	$2,047	$617	$1,230	$200	$-

Certain liabilities, including those related to our pension and post-retirement benefit plans, are reported in the accompanying condensed consolidated balance sheets but are not reflected in the table above due to the absence of stated maturities.  We have net obligations at December 31, 2008 related to our pension plans and post-retirement medical plan of $1,604 and $3,040, respectively.  We did not make any contributions to our pension plans during the first quarter of fiscal 2009.  We contributed $402 in the first quarter of fiscal 2008.  We expect to make payments to our pension plans of $183 throughout the rest of fiscal 2009.  The recent decline in the overall world economy and stock markets has resulted in the portfolio assets of the Company’s pension plans to decline approximately 25% since the last measurement date of August 31, 2008.  This market decline will not impact the Company’s contribution requirements under ERISA in fiscal 2009, however, it may increase the required contributions to the Company’s pension plans in future periods.  In addition, the economic downturn has had a significant impact on interest rates and as such could have a significant impact on the discount rate used in valuation of our pension liabilities at our next measurement date of September 30, 2009.  If discount rates continue to decrease this will have an impact of increasing our pension liabilities.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and changes in the market value of investments.  The Company’s primary market risk results from fluctuations in exchange rates of the Chinese RMB.

Interest Rate Risk

The Company has a revolving loan agreement with its primary lender GE Capital, which expires on September 29, 2009.  Interest rates under the agreement are variable and are based on the election of the Company of either a LIBOR rate or Prime rate.

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

Foreign Currency Risk:

We sell our products to customers in the heavy truck, transit bus and off-road equipment industries.  For the three months ended December 31, 2008 and 2007, the Company had foreign sales of approximately 35% and 44% of net sales, respectively.  All worldwide sales in the first quarter of fiscal 2008 and 2007, with the exception of $343 and $237, respectively, were denominated in U.S. dollars.  During fiscal 2005, we established a manufacturing facility in Suzhou, China and we opened sales offices in Shanghai, China and Ismaning (which is near Munich), Germany.

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

Item 1A.  Risk Factors

There have been no significant changes in risk factors for the quarter ended December 31, 2008.  See the information set forth in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended December 31, 2008, the Company repurchased the following shares:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

October 1, 2008 – October 31, 2008	4,400	$12.29	4,400	$4,946

November 1, 2008 – November 30, 2008	59,091	11.46	59,091	4,269

December 1, 2008 – December 31, 2008	236,650	6.58	236,650	2,713

Total	300,141	$7.62	300,141	$2,713

In October 2008, the Company’s Board of Directors authorized the purchase up to $5,000 of shares of the Company’s common stock.  Repurchases may be made in the open market or through block trades, in compliance with Securities and Exchange Commission guidelines, subject to market conditions, applicable legal requirements and other factors.  The Company has no obligation to repurchase shares under the repurchase program and the timing, actual number and price of shares to be purchased will depend on the performance of the Company’s stock price, general market conditions, and various other factors within the discretion of management.  As of December 31, 2008, the Company has repurchased 300,141 shares of common stock at a total value of $2,287.  All repurchases were made using cash resources.

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

WILLIAMS CONTROLS, INC.

Date: February 11, 2009	By:	/s/ PATRICK W. CAVANAGH
Patrick W. Cavanagh
President and Chief Executive Officer

Date: February 11, 2009		/s/ DENNIS E. BUNDAY
Dennis E. Bunday
Chief Financial Officer