Form 10-Q
period 2009-03-31
WILLIAMS CONTROLS INC
filed 2009-05-06
CIK 854860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2009

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

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes  [     ]    No  [ X ]

The number of shares outstanding of the registrant's common stock at April 30, 2009: 7,265,415

Williams Controls, Inc.

March 31, 2009

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements
Williams Controls, Inc.
Condensed Consolidated Balance Sheets
(Dollars in thousands, except share and per share information)
(Unaudited)

	March 31, 2009	September 30, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$6,835	$9,060
Short-term investments	71	263
Trade accounts receivable, less allowance of $246 and $47 at March 31, 2009 and September 30, 2008, respectively	5,535	10,438
Other accounts receivable	2,167	835
Inventories	7,242	8,215
Deferred income taxes	383	428
Prepaid expenses and other current assets	600	301
Total current assets	22,833	29,540

Property, plant and equipment, net	9,379	9,096
Deferred income taxes	1,501	1,446
Other assets, net	512	526
Total assets	$34,225	$40,608

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,388	$4,784
Accrued expenses	4,866	5,224
Current portion of employee benefit obligations	285	285
Total current liabilities	7,539	10,293

Long-term Liabilities:
Employee benefit obligations	4,456	4,322
Other long-term liabilities	359	345

Commitments and contingencies

Stockholders’ Equity:
Preferred stock ($.01 par value, 50,000,000 authorized) Series C (0 issued and outstanding at March 31, 2009 and September 30, 2008)	-	-
Common stock ($.01 par value, 12,500,000 authorized; 7,265,415 and 7,534,642 issued and outstanding at March 31, 2009 and September 30, 2008, respectively)	73	75
Additional paid-in capital	36,285	35,744
Accumulated deficit	(6,770)	(4,729)
Treasury stock (332,593 and 21,700 shares at March 31, 2009 and September 30, 2008)	(2,734)	(377)
Accumulated other comprehensive loss	(4,983)	(5,065)
Total stockholders’ equity	21,871	25,648
Total liabilities and stockholders’ equity	$34,225	$40,608

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

Williams Controls, Inc.
Condensed Consolidated Statements of Operations
(Dollars in thousands, except share and per share information)
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009		2008
Net sales	$9,131	$16,484		$19,822	$31,456
Cost of sales	7,908	10,858		16,045	20,943

Gross profit	1,223	5,626		3,777	10,513

Operating expenses:
Research and development	1,010	992		2,156	2,001
Selling	630	659		1,281	1,337
Administration	1,464	1,363		3,130	2,765
Gain from settlement of environmental claims	-	(1,010)		-	(1,010)
Total operating expenses	3,104	2,004		6,567	5,093

Operating income (loss)	(1,881)	3,622		(2,790)	5,420

Other (income) expenses:
Interest income	(3)	(11)		(16)	(32)
Interest expense	5	42		10	131
Loss on impairment of investments	-	-		317	-
Other income, net	-	(73)		87	(108)
Total other (income) expenses	2	(42)		398	(9)

Income (loss) before income taxes	(1,883)	3,664		(3,188)	5,429
Income tax expense (benefit)	(683)	1,184		(1,147)	1,793

Net income (loss)	$(1,200)	$2,480	$	(2,041)	$3,636

Net income (loss) per common share – basic	$(0.17)	$0.33		$(0.28)	$0.48
Weighted average shares used in per share calculation – basic	7,256,206	7,518,217		7,361,286	7,513,488

Net income (loss) per common share – diluted	$(0.17)	$0.32		$(0.28)	$0.47
Weighted average shares used in per share calculation – diluted	7,256,206	7,743,835		7,361,286	7,749,198

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

Williams Controls, Inc.
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Six Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$(2,041)	$3,636
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	983	905
Deferred income taxes	(10)	(69)
Share-based compensation	374	318
Loss on impairment of investments	317	-
Gain from settlement of environmental claims	-	(327)
Loss (gain) from sale and disposal of property, plant and equipment	80	(24)
Changes in operating assets and liabilities
Receivables, net	3,571	(1,564)
Inventories	973	1,083
Prepaid expenses and other current assets	(299)	(331)
Accounts payable and accrued expenses	(2,754)	(156)
Other	104	(338)
Net cash provided by operating activities	1,298	3,133

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,346)	(676)
Proceeds from sales of property, plant and equipment	15	25
Net cash used in investing activities	(1,331)	(651)

Cash flows from financing activities:
Payments of debt	-	(1,000)
Repurchase of common stock	(2,357)	-
Net proceeds from exercise of stock options	165	147
Net cash used in financing activities	(2,192)	(853)

Net increase (decrease) in cash and cash equivalents	(2,225)	1,629
Cash and cash equivalents at beginning of period	9,060	1,621

Cash and cash equivalents at end of period	$6,835	$3,250

Supplemental disclosure of cash flow information:
Interest paid	$-	$90
Income taxes paid	$111	$307

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

Williams Controls, Inc.
Notes to Condensed Consolidated Financial Statements
Three and Six Months ended March 31, 2009 and 2008
(Dollars in thousands, except share and per share amounts)
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

Note 2. Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared by the Company and, in the opinion of management, reflect all material normal recurring adjustments necessary to present fairly the Company’s financial position as of March 31, 2009 and the results of operations and cash flows for the three and six months ended March 31, 2009 and 2008.  The results of operations for the three and six months ended March 31, 2009 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

Note 3. Recently Adopted Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”).  SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions.  Under SFAS No. 157, fair value measurements would be separately disclosed by level within the fair value hierarchy.  On October 1, 2008, the Company adopted the provisions of SFAS No. 157 and it did not have a material effect on the Company’s consolidated financial position, results of operations, or cash flows.  In February 2008, FASB Staff Position FAS No. 157-2, “Effective Date of FASB Statement No. 157” was issued and delayed the application of SFAS No. 157 for non-financial assets and liabilities until fiscal years beginning after November 15, 2008 (see Note 8—Fair Value Measurements).

Also effective October 1, 2008, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” (“SFAS No. 159”)  This statement permits entities to choose to measure many financial instruments and certain other items at fair value.  As of December 31, 2008, the Company did not elect to apply the fair value option to any financial instruments or other items upon adoption of SFAS No. 159.

Note 4. Recently Issued Accounting Standards

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.”  (“SFAS No. 141R”) SFAS No. 141R changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, preacquisition contingencies, transaction costs, in-process research and development and restructuring costs.  In addition, under SFAS No. 141R, changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense.  This statement will be effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2008.  This statement, when adopted, will change the Company’s accounting treatment for business combinations on a prospective basis.

Note 5. Accounting for Share Based Compensation

The Company uses SFAS No. 123R, “Share Based Payment,” (“SFAS No. 123R”) to account for its share-based compensation plans.  The Company uses the Black-Scholes option pricing model to value its stock option grants under SFAS No. 123R.  Share-based compensation expense is recognized on a straight-line basis over the requisite service period, which equals the vesting period.  Under SFAS No. 123R, the Company is also required to estimate forfeitures in calculating the expense related to share-based compensation.  In addition, SFAS No. 123R requires the Company to reflect the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash inflow.

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

As of March 31, 2009, there was $2,009 of total unrecognized compensation costs related to nonvested stock options.  That cost is expected to be recognized over a weighted average period of 3 years.

The Company’s share-based compensation expenses were recorded in the following expense categories for the three and six months ended March 31, 2009 and 2008:

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
Cost of sales	$39	$25	$75	$50
Research and development	19	17	40	33
Selling	23	16	45	33
Administration	109	111	214	202
Total share-based compensation expense	$190	$169	$374	$318

Total share-based compensation expense (net of tax)	$162	$139	$319	$265

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants issued during the three and six months ended March 31, 2009 and 2008.

	Three and Six Months Ended March 31,
	2009	2008
Risk-free interest rate	2.03%	3.07%
Expected dividend yield	0%	0%
Expected term	5.8 years	5.8 years
Expected volatility	46%	68%

The following table summarizes stock options outstanding as of March 31, 2009 as well as activity during the six month period then ended.

	Shares	Weighted Average Exercise Price

Outstanding at September 30, 2008	645,521	$9.17
Granted	9,996	5.13
Exercised	(41,666)	3.96
Forfeited	(13,582)	12.12
Outstanding at March 31, 2009	600,269	$9.39

Exercisable at March 31, 2009	393,496	$7.28

At March 31, 2009, the weighted average remaining contractual term of options outstanding and options exercisable was 6.4 years and 5.4 years, respectively.

The aggregate intrinsic value of options outstanding and options exercisable at March 31, 2009 was $125 (the intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option).  The aggregate intrinsic value of options outstanding and options exercisable at March 31, 2008 was $3,416 and $2,653, respectively.  The intrinsic value of all stock options exercised during the three and six months ended March 31, 2009 was $138.  Cash received from the exercise of stock options for the three and six months ended March 31, 2009 was $165.  The intrinsic value of all stock options exercised during the three and six months ended March 31, 2008 was $154 and $371, respectively.  Cash received from the exercise of stock options for the three and six months ended March 31, 2008 was $76 and $147, respectively.

Note 6. Comprehensive Income (Loss)

SFAS No. 130, “Reporting Comprehensive Income," requires companies to report a measure of all changes in equity except those resulting from investments by owners and distributions to owners.  The following table summarizes the components of comprehensive income (loss):

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
Net income (loss)	$(1,200)	$2,480	$(2,041)	$3,636
Translation adjustment	2	73	3	114
Change of unrealized gain or loss	(26)	23	79	23
Comprehensive income (loss)	$(1,224)	$2,576	$(1,959)	$3,773

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

Following is a reconciliation of basic EPS and diluted EPS from continuing operations:

	Three Months Ended March 31, 2009			Three Months Ended March 31, 2008
	Loss	Shares	Per Share Amount	Income	Shares	Per Share Amount

Basic EPS –	$(1,200)	7,256,206	$(0.17)	$2,480	7,518,217	$0.33

Effect of dilutive securities –
Stock options	-	-		-	225,618

Diluted EPS –	$(1,200)	7,256,206	$(0.17)	$2,480	7,743,835	$0.32

	Six Months Ended March 31, 2009			Six Months Ended March 31, 2008
	Loss	Shares	Per Share Amount	Income	Shares	Per Share Amount

Basic EPS –	$(2,041)	7,361,286	$(0.28)	$3,636	7,513,488	$0.48

Effect of dilutive securities –
Stock options	-	-		-	235,710

Diluted EPS –	$(2,041)	7,361,286	$(0.28)	$3,636	7,749,198	$0.47

For the three and six months ended March 31, 2009, the Company had options covering 600,269 shares that were not considered in the diluted EPS calculation since they would have been antidilutive.  For the three and six months ended March 31, 2008, the Company had options covering 111,658 and 100,662 shares, respectively, that were not considered in the diluted EPS calculation since they would have been antidilutive.

Note 8. Fair Value Measurement

The Company adopted the provisions of SFAS No. 157 effective October 1, 2008 as discussed in Note 3—Recently Adopted Accounting Standards.  SFAS 157 established a three-tier hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable as follows:

Level 1 –	observable inputs such as quoted prices in active markets for identical assets or liabilities;

Level 2 –	inputs, other than the quoted market prices in active markets, which are observable, either directly or indirectly; and

Level 3 –	unobservable inputs for which there is little or no market data available, which require the reporting entity to develop its own assumptions.

The following table presents information about financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2009:

	Fair Value as of March 31, 2009	Level 1	Level 2	Level 3

Cash and cash equivalents	$6,835	$6,835	$-	$-

Short-term investments	71	71	-	-

Total financial assets and liabilities	$6,906	$6,906	$-	$-

We use a market approach to determine the fair value of cash and cash equivalents and short-term investments. Cash and cash equivalents include highly liquid investments with original maturities of three months or less.  Short-term investments consist of available-for-sale securities.  There were no assets and liabilities measured at fair value on a nonrecurring basis as of March 31, 2009.

In the first quarter ended December 31, 2008, the Company recorded a non-cash, mark-to-market impairment charge of approximately $317 relating to its investment in Dana Holding CP (“Dana”).  The decision to record the impairment charge was based on the continued decline in the market value of the Dana stock, as well as the contraction of the market in which Dana operates.  The Company recorded no income tax benefit on this impairment charge given the uncertainty of the Company’s ability to generate future taxable investment gains required to utilize these investment losses.  Prior to the Company recording the impairment charge, the decline in market value was carried net of tax in other comprehensive loss.

Note 9. Stock Repurchase Program

In October 2008, the Company’s Board of Directors authorized the purchase, from time to time, of up to $5,000 of shares of the Company’s common stock.  Repurchases may be made in the open market or through block trades, in compliance with Securities and Exchange Commission guidelines, subject to market conditions, applicable legal requirements and other factors.  The Company has no obligation to repurchase shares under the repurchase program and the timing, actual number and price of shares to be purchased will depend on the performance of the Company’s stock price, general market conditions, and various other factors within the discretion of management.  As of March 31, 2009, the Company has repurchased 310,893 shares of common stock at a total value of $2,357.

Note 10. Inventories

Inventories, net of reserves, consist of the following:

	March 31, 2009	September 30, 2008

Raw materials	$5,346	$5,578
Work in process	7	53
Finished goods	1,889	2,584
	$7,242	$8,215

Note 11. Debt

As of March 31, 2009, the Company has paid off its entire term loan debt and has no amounts outstanding under its revolving loan facility.

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

The revolving loan facility expires on September 29, 2009, at which time any outstanding amounts under the revolving loan facility are due and payable.  The Company is subject to certain quarterly and annual financial covenants.  At March 31, 2009, the Company was in compliance with all of its quarterly covenants.  At September 30, 2008, the Company was in compliance with all but one of its financial covenants, and as of the filing of these financial statements, the Company has not yet obtained a waiver from GE Capital with respect to such covenant.  The Company is continuing to work with GE Capital to resolve this item; however, if this item cannot be resolved satisfactorily, the Company will terminate this loan agreement.   The Company believes its cash on hand will be sufficient to meet its working capital needs on a short-term and longer-term basis without the necessity of borrowing, or attempting to borrow, from this revolving credit facility.

Subject to the limitations that may be imposed by GE Capital due to the covenant violation, the Company had available under its revolving credit facility $6,203 at March 31, 2009 and $8,000 at September 30, 2008.

Note 12.  Product Warranties

The Company establishes a product warranty liability based on a percentage of product sales.  The liability is based on historical return rates of products and amounts for significant and specific warranty issues, and is included in accrued expenses in the accompanying condensed consolidated balance sheets.  Warranty is limited to a specified time period, mileage or hours of use, and varies by product, application and customer.  The Company has recorded a liability, which in the opinion of management, is adequate to cover such warranty costs.  Following is a reconciliation of the changes in the Company’s warranty liability for the three months and six months ended March 31, 2009 and 2008.

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
Beginning balance	$627	$1,723	$719	$1,712

Payments	(356)	(713)	(598)	(891)
Additional accruals	422	253	572	442

Ending balance	$693	$1,263	$693	$1,263

Note 13. Pension Plans and Post Retirement Benefits

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

Components of Net Periodic Benefit Cost:
	Salaried Employees Plan
	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
Service cost	$-	$-	$-	$-
Interest cost	79	74	158	148
Expected return on plan assets	(70)	(77)	(140)	(154)
Amortization of prior service cost	-	-	-	-
Amortization of loss	26	16	52	32
Net periodic benefit cost	$35	$13	$70	$26

	Hourly Employees Plan
	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
Service cost	$14	$16	$28	$32
Interest cost	128	115	256	230
Expected return on plan assets	(107)	(118)	(214)	(236)
Amortization of prior service cost	4	5	8	10
Amortization of loss	79	42	158	84
Net periodic benefit cost	$118	$60	$236	$120

The Company expects total contributions to its pension plans in fiscal 2009 to be $183.  During the six months ended March 31, 2009, the Company did not make any contributions.  At September 30, 2008, the Company had total benefit obligations for both plans of $12,336 and a fair value of assets for both plans of $10,884.  Since year end, asset values have declined as a result of recent volatility in the capital markets.  The value of plan assets for both plans at March 31, 2009 decreased $3,593 when compared to the value of plan assets at the August 31, 2008 measurement date.

The Company also provides health care and life insurance benefits for certain of its retired employees.  These benefits are subject to deductibles, co-payment provisions and other limitations.  Disclosures regarding the components of net periodic benefit cost and contributions of the Company’s post-retirement plan are required for interim financial statements and are included below.  The Company did not make any contributions to the post-retirement health care plan for the three and six months ended March 31, 2009 and 2008.

Components of Net Periodic Benefit Cost:

	Post-Retirement Plan
	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
Service cost	$1	$1	$2	$2
Interest cost	51	59	102	118
Amortization	(22)	(8)	(44)	(16)
Net periodic benefit cost	$30	$52	$60	$104

Note 14. Income Taxes

The Company’s unrecognized tax benefits remained unchanged during the six months ended March 31, 2009.  The Company believes that it is reasonably possible that unrecognized tax benefits could decrease by $23 within the 12 months of this reporting date.

During the fourth quarter of fiscal 2008, the Company settled with the State of Oregon on all outstanding examination issues.  The settlement did not have a material adverse effect on the Company’s results of operations.  The settlement liability was paid in October 2008.  The Company is not currently under examination in any other states or foreign jurisdictions.

Note 15. Geographic Information

The Company accounts for its geographic information in accordance with SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information”.  During the three and six months ended March 31, 2009 and 2008, the Company operated in two geographic regions as shown in the table below.

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
Revenue – External Customers:
United States	$8,715	$16,012	$19,063	$30,747
China	416	472	759	709
	$9,131	$16,484	$19,822	$31,456
Revenue – Intersegments:
United States	$121	$478	$225	$642
China	1,210	3,189	3,615	6,011
Other	169	166	304	304
Eliminations	(1,500)	(3,833)	(4,144)	(6,957)
	$-	$-	$-	$-
Income (loss) before income taxes:
United States	$(2,116)	$3,172	$(3,624)	$4,842
China	130	341	348	468
Other	103	151	88	119
	$(1,883)	$3,664	$(3,188)	$5,429

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

The soil and groundwater at the Company’s Portland, Oregon facility contains certain contaminants, which were deposited from approximately 1968 through 1995.  Some of this contamination has migrated offsite to neighboring properties.  The Company has retained an environmental consulting firm to investigate the extent of the contamination and to determine what remediation will be required and the associated costs.  During fiscal 2004, the Company entered into the Oregon Department of Environmental Quality’s voluntary clean-up program and during fiscal 2004 the Company established a liability of $950 for this matter.  At September 30, 2007, the Company recorded an additional liability of $546 based on remaining cost estimates determined by the Company with the help of an environmental consulting firm.  As of March 31, 2009, the total liability recorded is $1,005, and such liability is recorded in accrued expenses in the accompanying condensed consolidated balance sheet.  The Company asserted and settled a contractual indemnity claim against Dana Corporation (“Dana”), from which it acquired the property, and contribution claims against the other prior owner of the property as well as businesses previously located on the property (including Blount, Inc. (“Blount”) and Rosan, Inc. (“Rosan”)) under the Federal Superfund Act and the Oregon Cleanup Law.  During 2008, the Company entered into a settlement agreement with Dana, Blount and Rosan under which it received total cash payments from Dana, Blount and Rosan of $735, and shares of Dana stock equal to approximately $337 at the time of settlement.  In exchange for such cash payments and Dana stock, the Company assumed the full obligation to, and risks associated with, completing the remediation.  The Company recorded the shares received as available-for-sale securities in short-term investments in the accompanying condensed consolidated balance sheets.

On October 1, 2004, the Company was named as a co-defendant in a product liability case (Cuesta v. Ford, et al, District Court for Bryant, Oklahoma).  The complaint seeks an unspecified amount of damages on behalf of the class.   During the second quarter of fiscal 2007, the Oklahoma district court granted the plaintiffs class action status.  The Company and Ford appealed the District Court’s class certification ruling to the Court of Civil Appeals of the State of Oklahoma (“Appeals Court”), and during the second quarter of fiscal 2008, the Appeals Court reversed the District Court’s ruling and decertified the nationwide class.  The plaintiffs appealed the Court of Civil Appeals decision to the Oklahoma Supreme Court (“OSC”).  Subsequent to the end of the Company’s second fiscal quarter the OSC granted class status and affirmed in part and denied in part the District Court’s decisions and remanded the case back to the District Court.

Although the Company continues to believe the claim to be without merit and intends to continue to vigorously defend against this action, there can be no assurance that the ultimate outcome of the lawsuit will be favorable to the Company or will not have a material adverse effect on the Company’s business, consolidated financial condition and results of operations.  The Company cannot reasonably estimate the possible loss or range of loss at this time.  In addition, the Company has incurred and may incur future litigation expenses in defending against this litigation.

Williams Controls, Inc.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
(Dollars in thousands, except share and per share amounts)

This section summarizes the significant factors affecting our consolidated results of operations, financial condition and liquidity position for the three and six months ended March 31, 2009 and 2008.  This section should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this document.   Statements in this report that relate to future results and events are based on our current expectations.  Actual results in future periods may differ materially from those currently expected or desired because of a number of risks and uncertainties, including, but not limited to, those risks discussed in the section entitled “Risk Factors” in our annual report on Form 10-K for the fiscal year ended September 30, 2008.

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

Results of Operations

Financial Summary
(Dollars in Thousands)

	Three Months Ended March 31,						Six Months Ended March 31,
	2009		2008		% Change		2009		2008		% Change
Net sales	$9,131		$16,484		(44.6%	)	$19,822		$31,456		(37.0%	)
Cost of sales	7,908		10,858		(27.2%	)	16,045		20,943		(23.4%	)

Gross profit	1,223		5,626		(78.3%	)	3,777		10,513		(64.1%	)

Research and development	1,010		992		1.8%		2,156		2,001		7.7%
Selling	630		659		(4.4%	)	1,281		1,337		(4.2%	)
Administration	1,464		1,363		7.4%		3,130		2,765		13.2%
Gain from settlement of environmental claims	-		(1,010)		NM		-		(1,010)		NM

Operating income (loss)	$(1,881)		$3,622		(151.9%	)	$(2,790)		5,420		(151.5%	)

As a percentage of net sales:
Cost of sales	86.6%		65.9%				80.9%		66.6%
Gross margin	13.4%		34.1%				19.1%		33.4%
Research and development	11.1%		6.0%				10.9%		6.4%
Selling	6.9%		4.0%				6.5%		4.3%
Administration	16.0%		8.3%				15.8%		8.8%
Gain from settlement of environmental claims	-		(6.1%	)			-		(3.2%	)
Operating income (loss)	(20.6%	)	22.0%				(14.1%	)	17.2%

The rapid and significant decline in the domestic and world-wide economic situation has had a significant impact on the Company’s results of operations in the second quarter and first six months of fiscal 2009.  Gross margins declined in the first six months of fiscal 2009 primarily as overhead costs did not decline as rapidly as sales volumes while materials and labor generally fluctuated with sales volumes.  Although the future remains unclear, based on comments in the popular press it appears possible this economic downturn will continue for some time into the future. In response to this significant negative shift in the world-wide economic situation, during the second quarter of fiscal 2009 the Company reduced operational costs in response to the reduced customer demand at an annualized rate of approximately $1,500.  During the second fiscal quarter of 2009 demand from our customers further declined from first fiscal quarter levels and in response the Company initiated additional reductions in overhead and operating expenses that will begin to take effect during the third quarter of fiscal 2009.  The Company currently intends to invest in new product development and technology for existing and new customers.  Taken together these reductions will help the Company lower its cash break-even point.  Although no assurances can be given, it appears likely that the Company’s $6,835 in cash will be adequate to sustain the Company through this economic downturn.

Comparative – Three months ended March 31, 2009 and 2008

NM = Not Meaningful
			Percent Change
For the Three Months Ended March 31:	2009	2008	2008 to 2009
Net sales	$9,131	$16,484	(44.6%	)

Net sales decreased $7,353 in the second quarter of fiscal 2009 compared to the second quarter of fiscal 2008.  The decrease results from volume reductions in essentially all of the Company’s principal markets, which the Company believes were due to the continued declining world economic climate and the impact that decline has had on our customers and the end markets for their products.  In the first six months of fiscal 2009, we have seen a significant reduction in the number of units of trucks, busses and off-road vehicles built world-wide due to the significant recessionary pressures in the United States and many parts of the rest of the world.  A number of our large truck OEM customers have publicly announced reductions in build rates and have taken extensive down-time.

These reductions impacted our second fiscal quarter of 2009 and likely will impact our sales to those customers to various degrees for the remainder of our fiscal 2009.  It is uncertain how protracted or severe the current financial situation will be world-wide and the impact it may have on the Company for the remainder of fiscal 2009 and beyond.

In the North American market, sales to heavy truck customers were down 49% compared to the second quarter of fiscal 2008, and are representative of the overall reduction in the truck build rates.  The Company’s share of that market and unit pricing remained essentially unchanged from the prior year.  Sales to European truck customers was where we saw the largest decline, decreasing 65% over the prior year quarter.  In the Asian market, net sales decreased 43% on a quarter over quarter basis.  Net sales to off-road customers decreased 34%.  We expect that electronic throttle control sales will increase or decrease in the future in line with changes in heavy truck and transit bus production volumes in the various geographic markets in which we serve.  When new product lines are established, however, competitive pricing may continue to reduce per unit pricing.

			Percent Change
For the Three Months Ended March 31:	2009	2008	2008 to 2009
Gross profit	$1,223	$5,626	(78.3%	)

Gross profit was $1,223, or 13.4% of net sales in the second quarter of 2009, a decrease of $4,403 compared to the gross profit of $5,626, or 34.1% of net sales, in the comparable fiscal 2008 period.

The decrease in gross profit in the second quarter of fiscal 2009 is primarily driven by the 45% net decrease in sales of electronic throttle systems to our heavy truck and off-road customers.  Gross profit was also negatively impacted in the second quarter of fiscal 2009 due to several factors:  we recorded settlement of outstanding labor issues and severance costs totaling approximately $275; we assessed the value of our remaining capitalized license fee related to adjustable pedal technology and determined that a write-down of $116 was necessary due to the significant decline of business in the recreational vehicle industry; and we experienced an increase in warranty costs.

			Percent Change
For the Three Months Ended March 31:	2009	2008	2008 to 2009
Research and development	$1,010	$992	1.8%

Research and development expenses were essentially unchanged for the second quarter of fiscal 2009 when compared to the same period in fiscal 2008.  The Company’s research and development expenditures will fluctuate based on the products under development at any given point in time.  Overall, we expect research and development expenses to increase slightly over fiscal 2008 levels due to additional new product design projects.

			Percent Change
For the Three Months Ended March 31:	2009	2008	2008 to 2009
Selling	$630	$659	(4.4%	)

Selling expenses decreased $29 during the three months ended March 31, 2009 as compared with the three months ended March 31, 2008 mainly due to lower overall travel expenses and reductions in sales commission expenses.

			Percent Change
For the Three Months Ended March 31:	2009	2008	2008 to 2009
Administration	$1,464	$1,363	7.4%

Administration expenses for the three months ended March 31, 2009 increased $101 when compared with the same period in fiscal 2008.  The increase in administration expenses during the quarter is primarily due to an increase in our bad debt reserve.  With the economic downturn, we have begun to see our collection efforts with certain customers increase.  Slightly off-setting this increase in administration expenses were reductions resulting from implementing certain cost cutting measures that were implemented during the second quarter of fiscal 2009.

			Percent Change
For the Three Months Ended March 31:	2009	2008	2008 to 2009
Gain from settlement of environmental claims	$-	$(1,010)	NM

The Company recorded a gain of $1,010 in operating expenses in the condensed consolidated financial statements in the second quarter of fiscal 2008.  As described in Note 16 to our unaudited condensed consolidated financial statements, during the second quarter of fiscal 2008 the Company received cash payments totaling $683 from Dana and Blount and shares in Dana equal to approximately $327 related to settlement of environmental claims.

			Percent Change
For the Three Months Ended March 31:	2009	2008	2008 to 2009
Interest income	$(3)	$(11)	(72.7%	)

Interest expense	$5	$42	(88.1%	)

Interest expense decreased $37 in the second quarter of fiscal 2009 as compared to the second quarter of fiscal 2008 due to the significant reductions in debt levels.  We expect interest expense to continue to remain at low levels in fiscal 2009, and as of March 31, 2009 we do not have any outstanding debt.

			Percent Change
For the Three Months Ended March 31:	2009	2008	2008 to 2009
Other income	$-	$(73)	NM

Other income was $73 in the second quarter of fiscal 2008 and primarily consisted of foreign exchange gains offset by losses related to the disposal of certain fixed assets.

			Percent Change
For the Three Months Ended March 31:	2009	2008	2008 to 2009
Income tax expense (benefit)	$(683)	$1,184	(157.7%	)

Income tax expense (benefit) reflects an effective tax rate of 36.3% for the quarter ended March 31, 2009 compared to an effective tax rate of 32.3% for the quarter ended March 31, 2008.  The effective tax rate fluctuations are primarily due to the jurisdictions in which pretax income (loss) is being earned and income tax rate differences between the domestic and foreign jurisdictions.  The increase in tax rate from fiscal 2008 to fiscal 2009 is primarily due to the elimination of the United States Domestic Manufacturing Credit due to our net loss position and taxes associated with our operations in China.

Comparative – Six months ended March 31, 2009 and 2008

NM = Not Meaningful
			Percent Change
For the Six Months Ended March 31:	2009	2008	2008 to 2009
Net sales	$19,822	$31,456	(37.0%	)

Net sales decreased $11,634 in the first six months of fiscal 2009 compared to the first six months of fiscal 2008.  As was the case in the second quarter of fiscal 2009, the overall decrease in sales in the first six months of 2009 results from volume reductions in essentially all of the Company’s principal markets.  We have continued to see significant reductions in the number of units of trucks, busses and off-road vehicles built world-wide due to the significant recessionary pressures in the United States and many parts of the rest of the world.  As a result, a number of our large truck OEM customers have publicly announced reductions in build rates and have taken extensive down-time.  These reductions impacted our first six months of fiscal 2009 and likely will impact our sales to those customers to various degrees for the remainder of our fiscal 2009.  It is uncertain how protracted or severe the current financial situation will be world-wide and the impact it may have on the Company for the remainder of fiscal 2009 and beyond.

Net sales in the North American truck market were down 37% in the first six months of fiscal 2009 compared to the same period in fiscal 2008, and are representative of the overall reduction in the truck build rates.  The largest sales decline in the first six months of fiscal 2009 were to our European truck customers, which declined 57% over the prior year period.

In the Asian market, net sales decreased 45% on a period over period basis.  Although not to the same levels as the reductions to our truck and bus customers, net sales to off-road customers also decreased 29%.  We expect that electronic throttle control sales will increase or decrease in the future in line with changes in heavy truck and transit bus production volumes in the various geographic markets in which we serve.  When new product lines are established, however, competitive pricing may continue to reduce per unit pricing.

			Percent Change
For the Six Months Ended March 31:	2009	2008	2008 to 2009
Gross profit	$3,777	$10,513	(64.1%	)

Gross profit was $3,777, or 19.1% of net sales in the first six months of 2009, a decrease of $6,736 compared to gross profit of $10,513, or 33.4% of net sales, in the comparable fiscal 2008 period.

The decrease in gross profit in the first six months of fiscal 2009 is primarily driven by the 37% net decrease in sales of electronic throttle systems to our heavy truck, bus and off-road customers.  Gross profit was also negatively impacted in the second quarter of fiscal 2009 due to several factors:  we recorded settlement of outstanding labor issues and severance costs totaling approximately $320; we assessed the value of our remaining capitalized license fee related to adjustable pedal technology and determined that a write-down of $116 was necessary due to the significant decline of business in the recreational vehicle industry; and we experienced an increase in warranty costs.

			Percent Change
For the Six Months Ended March 31:	2009	2008	2008 to 2009
Research and development	$2,156	$2,001	7.7%

Research and development expenses increased $155 during the first six months of fiscal 2009 when compared to the first six months of fiscal 2008.  The Company’s research and development expenditures will fluctuate based on the products under development at any given point in time.  Expenses were up in the first six months of fiscal 2009 due to more new product introductions in process.  Overall, we expect research and development expenses to increase slightly over fiscal 2008 levels due to additional new product design projects

			Percent Change
For the Six Months Ended March 31:	2009	2008	2008 to 2009
Selling	$1,281	$1,337	(4.2%	)

Selling expenses decreased $56 during the six months ended March 31, 2009 as compared with the six months ended March 31, 2008 mainly due to lower overall travel expenses and reductions in sales commission expenses.

			Percent Change
For the Six Months Ended March 31:	2009	2008	2008 to 2009
Administration	$3,130	$2,765	13.2%

Administration expenses for the first six months of fiscal 2009 increased $365 when compared with the same period in fiscal 2008.  The increase in administration expenses is primarily due to a $275 non-cash compensation expense recognized in conjunction with the Company’s unfunded deferred compensation plan during the first quarter of fiscal 2009 and an overall increase in the Company’s bad debt reserve.  With the economic downturn, we have begun to see our collection efforts with certain customers increase and accordingly have continued to assess our bad debt reserve position.  Slightly off-setting these increases in administration expenses were reductions resulting from implementing certain cost cutting measures during the second quarter of fiscal 2009.

			Percent Change
For the Six Months Ended March 31:	2009	2008	2008 to 2009
Gain from settlement of environmental claims	$-	$(1,010)	NM

As part of its contractual indemnity claim against Dana and contribution claim against Blount, as described in Note 16 to our unaudited condensed consolidated financial statements, during the second quarter of fiscal 2008 the Company received cash payments totaling $683 from Dana and Blount and shares in Dana equal to approximately $327 at the time of settlement.  The Company recorded a gain of $1,010 in operating expenses in the condensed consolidated financial statements in the second quarter of 2008.

			Percent Change
For the Six Months Ended March 31:	2009	2008	2008 to 2009
Interest income	$(16)	$(33)	(51.5%	)

Interest expense	$10	$131	(92.4%	)

Interest expense decreased $121in the first six months of fiscal 2009 as compared to the same period in fiscal 2008 due to the significant reductions in debt levels throughout late fiscal 2008 and the first half of fiscal 2009.  As of March 31, 2009, all of our debt has been fully paid off.

			Percent Change
For the Six Months Ended March 31:	2009	2008	2008 to 2009
Loss on impairment of investments	$317	$-	NM

Loss on impairment of investments is a non-cash, other-than-temporary impairment charge relating to the Company’s investment in Dana Holding CP (“Dana”) during the first quarter of fiscal 2009.  The impairment charge assumes no income tax benefit given the uncertainty of the Company’s ability to generate future taxable investment gains required to utilize these investment losses.  Prior to the Company recording the impairment charge, the decline in market value was carried net of tax in other comprehensive loss.

			Percent Change
For the Six Months Ended March 31:	2009	2008	2008 to 2009
Other (income) expense	$87	$(108)	(180.6%	)

Other expense was $87 in the first six months of fiscal 2009 compared to other income of $108 in the first six months of fiscal 2008.  Other expense in the first six months of fiscal 2009 primarily consisted of losses related to the disposal of certain fixed assets.  Other income in fiscal 2008 primarily consisted of foreign exchange gains offset by losses related to the disposal of certain fixed assets.

			Percent Change
For the Six Months Ended March 31:	2009	2008	2008 to 2009
Income tax expense (benefit)	$(1,147)	$1,793	(164.0%	)

Tax expense reflects an effective tax rate of 36.0% for the first six months of fiscal 2009 compared to an effective tax rate of 33.0% for the comparable period in fiscal 2008.  The effective tax rate fluctuations are primarily due to the jurisdictions in which pretax income (loss) is being earned and income tax rate differences between the domestic and foreign jurisdictions.  The increase in tax rate from fiscal 2008 to fiscal 2009 is primarily due to the elimination of the United States Domestic Manufacturing Credit due to our net loss position and taxes associated with our operations in China.

Financial Condition, Liquidity and Capital Resources

Cash generated by operating activities was $1,298 for the first six months of fiscal 2009, a decrease of $1,835 from the cash generated by operating activities of $3,133 during the first six months of fiscal 2008.  Net income (loss) plus non-cash charges for depreciation and stock based compensation used cash of $684 in the first six months of fiscal 2009 and contributed $4,859 in the first six months fiscal 2008.

Changes in working capital items generated cash of $1,595 in the first six months of fiscal 2009 compared to a cash use of $1,306 in the first six months of 2008.  Timing of collections on receivables and lower sales levels, which resulted in lower receivables, increased cash by $3,571 in the first six months of fiscal 2009 compared to a use of cash of $1,564 in the same period of fiscal 2008.  Inventories were reduced by $973 in the first six months of fiscal 2009 compared to $1,083 in the first six months of fiscal 2008.  Accounts payable and accrued expenses decreased in the first six months of fiscal 2009 and 2008 primarily due to the lower sales and inventory purchases plus seasonal payments of certain expenses.

For the six months ended March 31, 2008, we contributed $456 to our pension plans.  We did not make any contributions to our pension plans for the six months ended March 31, 2009.  Although we have made reductions to our cost structure during fiscal 2009, due to the uncertain world-wide economic market and product demand from our customers we may experience periods of negative cash flow from operations.  However, overall we believe in the near term we will either continue to generate a small amount of positive cash from operations or break even.

Cash used in investing activities was $1,331 for the six months ended March 31, 2009 and $651 for the six months ended March 31, 2008 and was comprised primarily of purchases of equipment for both periods.  We expect our cash use for investing activities to increase somewhat throughout the fiscal year as we continue to make purchases of capital equipment; however, we are limiting our capital spending to new product development and safety related items until the markets improve.

Cash used in financing activities was $2,192 for the six months ended March 31, 2009, compared to cash used in financing activities of $853 for the six months ended March 31, 2008.  In October 2008, the Company announced a share repurchase plan whereby the Company can, but is under no obligation to, repurchase up to $5 million of the Company’s common stock.  Repurchases may be made in the open market or through block trades, in compliance with Securities and Exchange Commission guidelines, subject to market conditions, applicable legal requirements and other factors.  During the first six months of fiscal 2009, the Company purchased 310,893 shares of common stock at a total value of $2,357.  The use of cash for financing activities for the first six months of fiscal 2008 primarily relates to scheduled debt payments on our term loan, offset slightly by proceeds from the exercise of stock options.

At March 31, 2009, we had  cash and cash equivalents of $6,835.  We were not compliant with one financial covenant at September 30, 2008 and this non compliance could limit our ability to borrow against the $6,203 available under the revolving credit facility.  Unless we can satisfactorily resolve this issue we will terminate our loan agreement with GE Capital.  We have not obtained a waiver from GE Capital as of the filing of these financial statements; however, our revolving credit facility expires at the end of fiscal 2009.  We believe our cash on hand will be sufficient to meet our working capital needs on a short-term and longer-term basis without the necessity of borrowing, or attempting to borrow, from this revolving credit facility.

Contractual Obligations as of March 31, 2009

At March 31, 2009, our contractual obligations consisted of operating lease obligations and a license agreement.  We did not have any material letters of credit or debt guarantees outstanding at March 31, 2009.  Maturities of these contractual obligations consist of the following:

	Payments due by period
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Operating leases	$1,828	$567	$1,222	$39	$-
MMT license - minimum royalties	318	68	150	100	-
	$2,146	$635	$1,372	$139	$-

Certain liabilities, including those related to our pension and post-retirement benefit plans, are reported in the accompanying condensed consolidated balance sheets but are not reflected in the table above due to the absence of stated maturities.  We have net obligations at March 31, 2009 related to its pension plans and post-retirement medical plan of $1,757 and $2,984, respectively.  We did not make any contributions to our pension plans during the first six months of fiscal 2009; however, we expect to make payments to our pension plans of $183 throughout the rest of fiscal 2009.  We funded $456 to our pension plans during the first six months of fiscal 2008.  The recent decline in the overall world economy and stock markets has resulted in the portfolio assets of the Company’s pension plans to decline approximately 33% since the last measurement date of August 31, 2008.  This market decline will not impact the Company’s contribution requirements under ERISA in fiscal 2009; however, it most likely will increase the required contributions to the Company’s pension plans in future periods.  In addition, the economic downturn has had a significant impact on interest rates and as such could have a significant impact on the discount rate used in valuation of our pension liabilities at our next measurement date of September 30, 2009.  If discount rates continue to decrease this will have an impact of increasing our pension liabilities.

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

As of March 31, 2009, there was no balance outstanding on the term loan and the revolving loan.  The Company does not believe that a hypothetical 10% change in end of the period interest rates or changes in future interest rates on these variable rate obligations would have a material effect on its financial position, results of operations, or cash flows.  The Company has not hedged its exposure to interest rate fluctuations.

Foreign Currency Risk:

We sell our products to customers in the heavy truck, transit bus and off-road equipment industries.  For the six months ended March 31, 2009 and 2008, the Company had foreign sales of approximately 35% and 46% of net sales, respectively.  All worldwide sales in the first six months of fiscal 2009 and 2008, with the exception of $759 and $709, respectively, were denominated in U.S. dollars.  During fiscal 2005, we established a manufacturing facility in Suzhou, China and we opened sales offices in Shanghai, China and Ismaning (which is near Munich), Germany.  We purchase components internationally for use in both our products whose sales are denominated in U.S. dollars and other currencies.  Although the Company is expanding its international exposure, it does not believe that changes in future exchange rates would have a material effect on its financial position, results of operations, or cash flows at this time.  As a result, the Company has not entered into forward exchange or option contracts for transactions to hedge against foreign currency risk.  The Company will continue to assess its foreign currency risk as its international operations, international purchases and sales increase.

Investment Risk:

The Company does not use derivative financial or commodity instruments.  The Company’s financial instruments include cash and cash equivalents, short-term investments, accounts and notes receivable, accounts payable and long-term obligations.  The Company’s cash and cash equivalents, accounts receivable and accounts payable balances are short-term in nature, and, thus, the Company believes they are not exposed to material investment risk.

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

Item 1A.  Risk Factors

There have been no significant changes in risk factors for the quarter ended March 31, 2009.  See the information set forth in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2009, the Company repurchased the following shares:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

January 1, 2009 – January 31, 2009	3,352	$7.29	3,352	$2,688

February 1, 2009 – February 28, 2009	5,900	6.53	5,900	2,650

March 1, 2009 – March 31, 2009	1,500	4.48	1,500	2,643

Total	10,752	$6.48	10,752	$2,643

In October 2008, the Company’s Board of Directors authorized the purchase up to $5,000 of shares of the Company’s common stock.  Repurchases may be made in the open market or through block trades, in compliance with Securities and Exchange Commission guidelines, subject to market conditions, applicable legal requirements and other factors.  The Company has no obligation to repurchase shares under the repurchase program and the timing, actual number and price of shares to be purchased will depend on the performance of the Company’s stock price, general market conditions, and various other factors within the discretion of management.  As of March 31, 2009, the Company has repurchased 310,893 shares of common stock at a total value of $2,357.  All repurchases were made using cash resources.

Item 3.    Defaults Upon Senior Securities

None

Item 4.    Submission of Matters to a Vote of Security Holders

On February 24, 2009, the Company held its annual stockholders’ meeting.  The following individuals were elected to the Company’s Board of Directors to hold office for a one year term and to serve until the next annual stockholders’ meeting:

Nominee	Votes For	Withheld
Patrick W. Cavanagh	6,565,983	18,952
R. Eugene Goodson	6,511,639	73,296
H. Samuel Greenawalt	6,452,652	132,283
Douglas E. Hailey	6,566,103	18,832
Carlos P. Salas	6,474,524	110,411
Peter E. Salas	6,550,561	34,734
Donn J. Viola	6,566,169	18,766

Item 5.    Other Information

None

Item 6.    Exhibits

3.01(a)	Certificate of Incorporation of the Registrant, as amended. (Incorporated by reference to Exhibit 3.01 (a) to the Registrant’s quarterly report on Form 10-Q for the quarter ended December 31, 2006)

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

WILLIAMS CONTROLS, INC.

Date: May 6, 2009	/s/ PATRICK W. CAVANAGH
Patrick W. Cavanagh
President and Chief Executive Officer

Date: May 6, 2009	/s/ DENNIS E. BUNDAY
Dennis E. Bunday
Chief Financial Officer