Form 10-Q
period 2009-06-30
WILLIAMS CONTROLS INC
filed 2009-08-07
CIK 854860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2009

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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
Yes ☒ No ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock at July 31, 2009: 7,270,820

Williams Controls, Inc.

June 30, 2009

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Williams Controls, Inc.
Condensed Consolidated Balance Sheets
(Dollars in thousands, except share and per share information)
(Unaudited)

	June 30, 2009	September 30, 2008

ASSETS
Current Assets:
Cash and cash equivalents	$8,002	$9,060
Short-term investments	108	263
Trade accounts receivable, less allowance of $220 and $47 at June 30, 2009 and September 30, 2008, respectively	5,316	10,438
Other accounts receivable	2,721	835
Inventories	5,930	8,215
Deferred income taxes	370	428
Prepaid expenses and other current assets	455	301

Total current assets	22,902	29,540

Property, plant and equipment, net	9,141	9,096
Deferred income taxes	1,526	1,446
Other assets, net	498	526

Total assets	$34,067	$40,608

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,459	$4,784
Accrued expenses	4,728	5,224
Current portion of employee benefit obligations	285	285

Total current liabilities	7,472	10,293
Long-term Liabilities:
Employee benefit obligations	4,487	4,322
Other long-term liabilities	364	345

Commitments and contingencies

Stockholders’ Equity:
Preferred stock ($.01 par value, 50,000,000 authorized) Series C (0 issued and outstanding at June 30, 2009 and September 30, 2008)	—	—
Common stock ($.01 par value, 12,500,000 authorized; 7,270,820 and 7,534,642 issued and outstanding at June 30, 2009 and September 30, 2008, respectively)	73	75
Additional paid-in capital	36,468	35,744
Accumulated deficit	(7,103)	(4,729)
Treasury stock (332,593 and 21,700 shares at June 30, 2009 and September 30, 2008)	(2,734)	(377)
Accumulated other comprehensive loss	(4,960)	(5,065)

Total stockholders’ equity	21,744	25,648

Total liabilities and stockholders’ equity	$34,067	$40,608

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

Williams Controls, Inc.
Condensed Consolidated Statements of Operations
(Dollars in thousands, except share and per share information)
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,

	2009	2008	2009	2008

Net sales	$8,444	$17,137	$28,266	$48,593
Cost of sales	6,536	10,965	22,582	31,908

Gross profit	1,908	6,172	5,684	16,685

Operating expenses:
Research and development	844	1,005	3,000	3,006
Selling	585	700	1,866	2,037
Administration	1,112	1,315	4,242	4,080
Gain from settlement of environmental claims	—	(10)	—	(1,020)

Total operating expenses	2,541	3,010	9,108	8,103

Operating income (loss)	(633)	3,162	(3,424)	8,582

Other (income) expense:
Interest income	(5)	(12)	(21)	(44)
Interest expense	4	5	14	136
Loss on impairment of investments	—	—	317	—
Other income, net	(1)	(97)	85	(205)

Total other (income) expenses	(2)	(104)	395	(113)

Income (loss) before income taxes	(631)	3,266	(3,819)	8,695
Income tax expense (benefit)	(298)	1,069	(1,445)	2,862

Net income (loss)	$(333)	$2,197	$(2,374)	$5,833

Net income (loss) per common share – basic	$(0.05)	$0.29	$(0.32)	$0.78

Weighted average shares used in per share calculation – basic	7,268,741	7,530,053	7,330,347	7,519,009

Net income (loss) per common share – diluted	$(0.05)	$0.28	$(0.32)	$0.75

Weighted average shares used in per share calculation – diluted	7,268,741	7,730,143	7,330,347	7,745,893

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

Williams Controls, Inc.
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Nine Months Ended June 30,

	2009	2008

Cash flows from operating activities:
Net income (loss)	$(2,374)	$5,833
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,483	1,347
Deferred income taxes	(22)	(93)
Share-based compensation	557	498
Loss on impairment of investments	317	—
Gain from stock settlement of environmental claims	—	(337)
Loss (gain) from disposal of property, plant and equipment	80	(55)
Changes in operating assets and liabilities
Receivables, net	3,236	(764)
Inventories	2,285	1,302
Prepaid expenses and other current assets	(154)	(175)
Accounts payable and accrued expenses	(2,821)	375
Other	139	(729)

Net cash provided by operating activities	2,726	7,202

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,607)	(1,115)
Proceeds from sales of property, plant and equipment	15	57

Net cash used in investing activities	(1,592)	(1,058)

Cash flows from financing activities:
Payments of debt	—	(1,000)
Repurchase of common stock	(2,357)	—
Net proceeds from exercise of stock options	165	172

Net cash used in financing activities	(2,192)	(828)

Net increase (decrease) in cash and cash equivalents	(1,058)	5,316
Cash and cash equivalents at beginning of period	9,060	1,621

Cash and cash equivalents at end of period	$8,002	$6,937

Supplemental disclosure of cash flow information:
Interest paid	$1	$90
Income taxes paid	$112	$1,559

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

Williams Controls, Inc.
Notes to Condensed Consolidated Financial Statements
Three and Nine Months ended June 30, 2009 and 2008
(Dollars in thousands, except share and per share amounts)
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

Note 2. Basis of Presentation

          The accompanying unaudited interim condensed consolidated financial statements have been prepared by the Company and, in the opinion of management, reflect all material normal recurring adjustments necessary to present fairly the Company’s financial position as of June 30, 2009 and the results of operations and cash flows for the periods presented. The results of operations for the three and nine months ended June 30, 2009 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

Note 3. Recently Adopted Accounting Standards

          In May 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 165, “Subsequent Events.” SFAS No. 165 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The standard requires disclosure of the date through which the Company has evaluated subsequent events and whether that date represents the date the financial statements were issued or were available to be issued. This statement is effective for the Company in the third quarter of fiscal 2009 (June 30, 2009). Refer to Note 17, “Subsequent Events,” for disclosure of the Company’s subsequent events for the current reporting period.

          In April 2009, the FASB issued Staff Position (“FSP”) No. 107-1 and Accounting Principles Board (“APB”) 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP requires disclosure about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP was effective for the Company beginning in the third quarter of fiscal 2009 (April 1, 2009) and the adoption of this FSP did not impact our consolidated financial statements.

          Also in April 2009, the FASB issued FSP No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP is effective for the Company beginning in the third quarter of fiscal 2009 (April 1, 2009) and the adoption of this FSP did not impact our consolidated financial statements.

          Also in April 2009, the FASB issued FSP No. 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” This FSP amends the other-than-temporary impairment guidelines in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairment of equity securities. This FSP is effective for the Company beginning in the third quarter of fiscal 2009 (April 1, 2009) and the adoption of this FSP did not impact our consolidated financial statements.

          In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under SFAS No. 157, fair value measurements would be separately disclosed by level within the fair value hierarchy. On October 1, 2008, the Company adopted the provisions of SFAS No. 157 and it did not have a material effect on the Company’s consolidated financial position, results of operations, or cash flows. In February 2008, FSP No. 157-2, “Effective Date of FASB Statement No. 157” was issued and delayed the application of SFAS No. 157 for non-financial assets and liabilities until fiscal years beginning after November 15, 2008 (see Note 8—Fair Value Measurements). The provisions of SFAS No. 157 for non-financial assets and liabilities will be effective for the Company beginning in its first quarter of fiscal 2010 (October 1, 2009).

          Effective October 1, 2008, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The Company has not elected to measure any financial assets or liabilities at fair value which were not previously required to be measured at fair value. The adoption of this standard has had no impact on the Company’s consolidated financial position and results of operations.

Note 4. Recently Issued Accounting Standards

          In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162.” This statement is effective for the Company in the fourth quarter of fiscal 2009 (September 30, 2009). Upon effect, the FASB Accounting Standards Codification will become the source of authoritative U.S. GAAP recognized by the FASB. The adoption of this statement will have no impact on the Company’s consolidated financial condition and results of operations.

          In December 2008, the FASB issued FSP 132(R)-1, “Employer’s Disclosures about Postretirement Benefit Plan Assets.” FSP 132(R)-1 amends SFAS No. 132 (revised 2003), “Employer’s Disclosures about Pensions and Other Postretirement Benefits,” to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan on investment policies and strategies, major categories of plan assets, inputs and valuation techniques used to measure the fair value of plan assets and significant concentrations of risk within plan assets. This FSP will be effective for the Company beginning in fiscal 2010 (October 1, 2009). Upon initial application, the provisions on this FSP are not required for earlier periods that are presented for comparative purposes. The Company is currently evaluating the disclosure requirements of this FSP.

          In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.” SFAS No. 141R changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, preacquisition contingencies, transaction costs, in-process research and development and restructuring costs. In addition, under SFAS No. 141R, changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. This statement will be effective for the Company as of the first quarter of fiscal 2010 (October 1, 2009). This statement, when adopted, will change the Company’s accounting treatment for business combinations on a prospective basis. The Company does not expect this statement to have a material impact on the Company’s consolidated financial statements.

Note 5. Accounting for Share Based Compensation

          The Company uses the Black-Scholes option pricing model to value its stock option grants under SFAS No. 123R. Share-based compensation expense is recognized on a straight-line basis over the requisite service period, which equals the vesting period.

          The Company currently has two qualified stock option plans. The Restated 1993 Stock Option Plan (the “1993 Plan”) reserves an aggregate of 870,000 shares of the Company’s common stock for the issuance of stock options, which may be granted to employees, officers and directors of and consultants to the Company. The non-employee Director Plan (the “1995 Plan”) reserves an aggregate of 86,666 shares of the Company’s common stock for the issuance of stock options, which may be granted to non-employee directors of the Company. Options granted under these plans generally vest over a period of four to five years, depending on the plan. At June 30, 2009, there were 137,283 and 20,024 shares, respectively, available for grant under the 1993 Plan and 1995 Plan, respectively.

          As of June 30, 2009, there was $1,462 of total unrecognized compensation costs related to nonvested stock options. That cost is expected to be recognized over a weighted average period of 3.0 years.

          The Company’s share-based compensation expenses were recorded in the following expense categories for the three and nine months ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Nine Months Ended June 30,

	2009	2008	2009	2008

Cost of sales	$24	$27	$99	$77
Research and development	20	18	60	51
Selling	16	20	61	54
Administration	123	115	337	316

Total share-based compensation expense	$183	$180	$557	$498

Total share-based compensation expense (net of tax)	$131	$131	$449	$396

          In the third quarter of fiscal 2009, the Company elected to pay 7% of Patrick W. Cavanagh’s, President and Chief Executive Officer, fiscal 2009 salary in common stock of the Company and issued 3,839 shares of restricted common stock at $5.10 per share. Also during the third quarter of fiscal 2009, the Company paid $5 of Dennis E. Bunday’s, Executive Vice President and Chief Financial Officer, and $3 of Mark S. Koenen’s, Vice President of Sales and Marketing, salary in common stock of the Company and issued 979 and 587 shares, respectively, of restricted common stock at $5.10 per share. In the third quarter of fiscal 2008, the Company elected to pay 7% of Mr. Cavanagh’s fiscal 2008 salary in common stock of the Company and issued 1,364 shares of restricted common stock at $13.34 per share. Also during the third quarter of fiscal 2008, the Company paid $5 of Mr. Bunday’s and $3 of Mr. Koenen’s salary in common stock of the Company and issued 374 and 224 shares, respectively, of restricted common stock at $13.34 per share.

          The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants issued during the three and nine months ended June 30, 2009 and 2008.

	Three Months Ended June 30,		Nine Months Ended June 30,

	2009 (1)	2008	2009	2008

Expected term	—	6.5 years	5.8 years	6.4 years
Expected volatility	—	71%	46%	70%
Risk-free interest rate	—	3.83%	2.03%	3.67%
Expected dividend yield	—	0%	0%	0%
Estimated average fair value per option granted	—	$8.90	$2.32	$9.02

(1)	There were no stock options granted during the three months ended June 30, 2009.

          The following table summarizes stock option activity for the nine months ended June 30, 2009:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at September 30, 2008	645,521	$9.17	6.6 years	$2,998

Granted	9,996	5.13
Exercised	(41,666)	3.96
Forfeited	(15,082)	11.48

Outstanding at June 30, 2009	598,769	$9.40	6.1 years	$389

Exercisable at June 30, 2009	400,829	$7.41	5.3 years	$380

          The aggregate intrinsic value in the table above represents pre-tax intrinsic value that would have been realized if all options had been exercised on the last business day of the period indicated, based on the Company’s closing stock price on that day. The intrinsic value of all stock options exercised during the three and nine months ended June 30, 2009 was $138. Cash received from the exercise of stock options for the three and nine months ended June 30, 2009 was $165. The intrinsic value of all stock options exercised during the three and nine months ended June 30, 2008 was $47 and $418, respectively. Cash received from the exercise of stock options for the three and nine months ended June 30, 2008 was $25 and $172, respectively.

Note 6. Comprehensive Income (Loss)

          The following table summarizes the components of comprehensive income (loss):

	Three Months Ended June 30,		Nine Months Ended June 30,

	2009	2008	2009	2008

Net income (loss)	$(333)	$2,197	$(2,374)	$5,833
Translation adjustment	—	51	3	165
Change of unrealized gain or loss	23	(127)	102	(104)

Comprehensive income (loss)	$(310)	$2,121	$(2,269)	$5,894

Note 7. Earnings (Losses) Per Share

          Basic EPS is based on the weighted-average number of common shares outstanding during the period. Diluted EPS is based on the weighted-average number of common shares outstanding and the dilutive impact of common equivalent shares outstanding.

          Following is a reconciliation of basic EPS and diluted EPS from continuing operations:

	Three Months Ended June 30, 2009			Three Months Ended June 30, 2008

	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount

Basic EPS –	$(333)	7,268,471	$(0.05)	$2,197	7,530,053	$0.29

Effect of dilutive securities – Stock options	—	—		—	200,090

Diluted EPS –	$(333)	7,268,471	$(0.05)	$2,197	7,730,143	$0.28

	Nine Months Ended June 30, 2009			Nine Months Ended June 30, 2008

	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount

Basic EPS –	$(2,374)	7,330,347	$(0.32)	$5,833	7,519,009	$0.78

Effect of dilutive securities – Stock options	—	—		—	226,884

Diluted EPS –	$(2,374)	7,330,347	$(0.32)	$5,833	7,745,893	$0.75

          For the three and nine months ended June 30, 2009, the Company had options covering 598,769 shares that were not considered in the diluted EPS calculation since they would have been antidilutive. For the three and nine months ended June 30, 2008, the Company had options covering 187,958 and 101,662 shares, respectively, that were not considered in the diluted EPS calculation since they would have been antidilutive.

Note 8. Fair Value Measurement

          The Company adopted the provisions of SFAS No. 157 effective October 1, 2008. SFAS 157 establishes a three-tier hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable as follows:

Level 1 –	observable inputs such as quoted prices in active markets for identical assets or liabilities;

Level 2 –	inputs, other than the quoted market prices in active markets, which are observable, either directly or indirectly; and

Level 3 –	unobservable inputs for which there is little or no market data available, which require the reporting entity to develop its own assumptions.

          The following table presents information about financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2009:

	Fair Value as of June 30, 2009	Level 1	Level 2	Level 3

Cash and cash equivalents	$8,002	$8,002	$—	$—

Short-term investments	108	108	—	—

Total financial assets and liabilities	$8,110	$8,110	$—	$—

          We use a market approach to determine the fair value of cash and cash equivalents and short-term investments. Cash and cash equivalents include highly liquid investments with original maturities of three months or less. Short-term investments consist of available-for-sale securities. There were no assets and liabilities measured at fair value on a nonrecurring basis as of June 30, 2009.

          In the first quarter ended December 31, 2008, the Company recorded a non-cash, mark-to-market impairment charge of approximately $317 relating to its investment in Dana Holding CP (“Dana”). The decision to record the impairment charge was based on the continued decline in the market value of the Dana stock, as well as the contraction of the market in which Dana operates. The Company recorded no income tax benefit on this impairment charge given the uncertainty of the Company’s ability to generate future taxable investment gains required to utilize these investment losses. Prior to the Company recording the impairment charge in the first quarter of fiscal 2009, the decline in market value was carried net of tax in other comprehensive loss. Following the recording of this impairment charge, all subsequent changes in market value of the Company’s short-term investments have been recorded net of tax in other comprehensive income (loss).

Note 9. Stock Repurchase Program

          In October 2008, the Company’s Board of Directors authorized the purchase, from time to time, of up to $5,000 of shares of the Company’s common stock. Repurchases may be made in the open market or through block trades, in compliance with Securities and Exchange Commission guidelines, subject to market conditions, applicable legal requirements and other factors. The Company has no obligation to repurchase shares under the repurchase program and the timing, actual number and price of shares to be purchased will depend on the performance of the Company’s stock price, general market conditions, and various other factors within the discretion of management. As of June 30, 2009, the Company has repurchased 310,893 shares of common stock at a total value of $2,357. The Company purchased no shares under the share repurchase program in the third quarter of fiscal 2009.

Note 10. Inventories

          Inventories, net of reserves, consist of the following:

	June 30, 2009	September 30, 2008

Raw materials	$4,589	$5,578
Work in process	8	53
Finished goods	1,333	2,584

	$5,930	$8,215

Note 11. Debt

          Subsequent to the quarter ended June 30, 2009, the Company voluntarily cancelled its revolving loan facility with GE Capital. The revolving loan facility was secured by substantially all of the assets of the Company and was set to contractually expire on September 29, 2009. The Company believes its cash on hand will be sufficient to meet its working capital needs on a short-term and longer-term basis without the necessity of borrowing, or attempting to borrow.

          Under the revolving loan facility in place as of June 30, 2009, the Company was subject to certain quarterly and annual financial covenants. As of June 30, 2009, the Company was in compliance with all but one of its quarterly covenants. Since the Company has since cancelled its revolving loan facility, the Company will not pursue a waiver from GE Capital regarding the non-compliance as of the end of the quarter.

Note 12. Product Warranties

          The Company establishes a product warranty liability based on a percentage of product sales. The liability is based on historical return rates of products and amounts for significant and specific warranty issues, and is included in accrued expenses in the accompanying condensed consolidated balance sheets. Warranty is limited to a specified time period, mileage or hours of use, and varies by product, application and customer. The Company has recorded a liability, which in the opinion of management, is adequate to cover such warranty costs. Following is a reconciliation of the changes in the Company’s warranty liability for the three months and nine months ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Nine Months Ended June 30,

	2009	2008	2009	2008

Beginning balance	$693	$1,263	$719	$1,712
Payments	(287)	(352)	(885)	(1,243)
Warranty claims accrued	150	259	722	701
Additional accruals	—	(174)	—	(174)

Ending balance	$556	$996	$556	$996

          During the third quarter of fiscal 2008, the Company adjusted an estimated warranty liability by $174 related to warranty claims with one customer. The Company reviewed its assumptions for its warranty liability with this one customer, which covered a period in excess of one year, and determined a decrease in liability would more accurately reflect its estimated warranty costs for this customer. This reduction in liability was recorded in cost of sales in the accompanying condensed consolidated statement of operations.

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

Components of Net Periodic Benefit Cost:

	Salaried Employees Plan

	Three Months Ended June 30,		Nine Months Ended June 30,

	2009	2008	2009	2008

Service cost	$—	$—	$—	$—
Interest cost	79	74	237	222
Expected return on plan assets	(70)	(77)	(210)	(231)
Amortization of loss	26	16	78	48

Net periodic benefit cost	$35	$13	$105	$39

	Hourly Employees Plan

	Three Months Ended June 30,		Nine Months Ended June 30,

	2009	2008	2009	2008

Service cost	$14	$16	$42	$48
Interest cost	128	115	384	345
Expected return on plan assets	(107)	(118)	(321)	(354)
Amortization of prior service cost	4	5	12	15
Amortization of loss	79	42	237	126

Net periodic benefit cost	$118	$60	$354	$180

          The Company expects total contributions to its pension plans in fiscal 2009 to be $183. During the nine months ended June 30, 2009 and 2008, the Company has made contributions of $92 and $949 to the pension plan, respectively. At September 30, 2008, the Company had total benefit obligations for both plans of $12,336 and a fair value of assets for both plans of $10,884. Since year end, asset values have declined as a result of recent volatility in the capital markets. The value of plan assets for both plans at June 30, 2009 decreased $2,993 when compared to the value of plan assets at the August 31, 2008 measurement date.

          The Company also provides health care and life insurance benefits for certain of its retired employees. These benefits are subject to deductibles, co-payment provisions and other limitations. Disclosures regarding the components of net periodic benefit cost and contributions of the Company’s post-retirement plan are required for interim financial statements and are included below. The Company did not make any contributions to the post-retirement health care plan for the three and nine months ended June 30, 2009 or 2008.

Components of Net Periodic Benefit Cost:

	Post-Retirement Plan

	Three Months Ended June 30,		Nine Months Ended June 30,

	2009	2008	2009	2008

Service cost	$1	$1	$3	$3
Interest cost	51	59	153	177
Amortization	(22)	(8)	(66)	(24)

Net periodic benefit cost	$30	$52	$90	$156

Note 14. Income Taxes

          The Company’s unrecognized tax benefits remained unchanged during the nine months ended June 30, 2009. The Company believes that it is reasonably possible that unrecognized tax benefits could decrease by $23 within the 12 months of this reporting date.

          During the fourth quarter of fiscal 2008, the Company settled with the State of Oregon on all outstanding examination issues through fiscal 2006. The settlement did not have a material adverse effect on the Company’s results of operations. The settlement liability was paid in October 2008. The Company is not currently under examination in any other states or foreign jurisdictions.

Note 15. Geographic Information

          The Company accounts for its segments in accordance with SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information”. During the three and nine months ended June 30, 2009 and 2008, the Company operated in two geographic regions as shown in the table below.

	Three Months Ended June 30,		Nine Months Ended June 30,

	2009	2008	2009	2008

Revenue – External Customers:
United States	$7,734	$15,688	$26,797	$46,435
China	710	1,449	1,469	2,158

	$8,444	$17,137	$28,266	$48,593

Revenue – Intersegments:
United States	$85	$578	$310	$1,220
China	1,487	2,778	5,102	8,789
Other	151	147	455	451
Eliminations	(1,723)	(3,503)	(5,867)	(10,460)

	$—	$—	$—	$—

Income before income taxes:
United States	$(883)	$2,449	$(4,508)	$7,290
China	175	733	523	1,202
Other	77	84	166	203

	$(631)	$3,266	$(3,819)	$8,695

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

          The soil and groundwater at the Company’s Portland, Oregon facility contains certain contaminants, which were deposited from approximately 1968 through 1995. Some of this contamination has migrated offsite to neighboring properties. The Company has retained an environmental consulting firm to investigate the extent of the contamination and to determine what remediation will be required and the associated costs. During fiscal 2004, the Company entered into the Oregon Department of Environmental Quality’s voluntary clean-up program and during fiscal 2004 the Company established a liability of $950 for this matter. At September 30, 2007, the Company recorded an additional liability of $546 based on remaining cost estimates determined by the Company with the help of an environmental consulting firm. As of June 30, 2009, the total liability recorded is $1,002, and such liability is recorded in accrued expenses in the accompanying condensed consolidated balance sheet. The Company asserted and settled a contractual indemnity claim against Dana Corporation (“Dana”), from which it acquired the property, and contribution claims against the other prior owner of the property as well as businesses previously located on the property (including Blount, Inc. (“Blount”) and Rosan, Inc. (“Rosan”)) under the Federal Superfund Act and the Oregon Cleanup Law. During 2008, the Company entered into a settlement agreement with Dana, Blount and Rosan under which it received total cash payments from Dana, Blount and Rosan of $735, and shares of Dana stock equal to approximately $337 at the time of settlement. In exchange for such cash payments and Dana stock, the Company assumed the full obligation to, and risks associated with, completing the remediation. The Company recorded the shares received as available-for-sale securities in short-term investments in the accompanying condensed consolidated balance sheets. Refer to discussion in Note 8 regarding the fair value of these short-term investments.

          On October 1, 2004, the Company was named as a co-defendant in a product liability case (Cuesta v. Ford, et al, District Court for Bryant, Oklahoma). The complaint seeks an unspecified amount of damages on behalf of the class. During the second quarter of fiscal 2007, the Oklahoma district court granted the plaintiffs class action status. The Company and Ford appealed the District Court’s class certification ruling to the Court of Civil Appeals of the State of Oklahoma (“Appeals Court”), and during the second quarter of fiscal 2008, the Appeals Court reversed the District Court’s ruling and decertified the nationwide class. The plaintiffs appealed the Court of Civil Appeals decision to the Oklahoma Supreme Court (“OSC”). In the third quarter of fiscal 2009, the OSC granted class status and affirmed in part and denied in part the District Court’s decisions and remanded the case back to the District Court. The Company has appealed the OSC granting of class status to the United States Supreme Court, which has yet to rule on whether it will hear the Company’s case. Although the Company continues to believe the claim to be without merit and intends to continue to vigorously defend against this action, there can be no assurance that the ultimate outcome of the lawsuit will be favorable to the Company or will not have a material adverse effect on the Company’s business, consolidated financial condition and results of operations. The Company cannot reasonably estimate the possible loss or range of loss at this time. In addition, the Company has incurred and may incur future litigation expenses in defending against this litigation.

Note 17. Subsequent Events

          In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” which requires disclosure of the date through which subsequent events have been evaluated, as well as whether the date is the date the financial statements were issued or the date the financial statements were available to be issued. The Company has evaluated subsequent events through August 7, 2009, the date the financial statements were issued. Except as disclosed in Note 11, “Debt,” the Company noted no other significant subsequent events have occurred through this date requiring adjustment to the financial statements or disclosures.

Williams Controls, Inc.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Dollars in thousands, except share and per share amounts)

          This section summarizes the significant factors affecting our consolidated results of operations, financial condition and liquidity position for the three and nine months ended June 30, 2009 and 2008. This section should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this document. Statements in this report that relate to future results and events are based on our current expectations. Actual results in future periods may differ materially from those currently expected or desired because of a number of risks and uncertainties, including, but not limited to, those risks discussed in the section entitled “Risk Factors” in our annual report on Form 10-K for the fiscal year ended September 30, 2008.

Forward-Looking Statements

          This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are all statements other than assertions of historical fact, and in this report they specifically include, without limitation, those statements relating to development of new products, the financial condition of the Company and the ability to increase distribution of our products. Forward-looking statements can sometimes be identified by the use of forward-looking terminology, such as “may, “ “will, “ “should, “ “expect, “ “anticipate, “ “estimate, “ “continue, “ “plans, “ “intends, “ or other similar terminology. Because forward-looking statements represent management’s attempt to predict future events or describe future plans or objectives, readers should recognize that they are no guaranties of performance or assurances that we will take a given series of actions. Although we believe that the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated by the forward-looking statements. These risks and uncertainties are beyond our control and, in many cases, we cannot predict the risks and uncertainties that could cause our actual results to differ materially from those indicated by the forward-looking statements.

          The forward-looking statements are made as of the date hereof, and, except as otherwise required by law, we disclaim any intention or obligation to update or revise any forward-looking statements or to update the reasons why the actual results could vary from those projected in the forward-looking statements, whether as a result of new information, future events or otherwise.

          Investors are cautioned to consider the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008 when considering forward-looking statements. If any of these items actually occur, our business, results of operations, financial condition or cash flows could be materially adversely affected.

Overview

          We design, manufacture and sell electronic throttle and pneumatic control systems for heavy trucks, transit busses and off-road equipment. Electronic throttle controls send a signal proportional to throttle position to adjust the speed of electronically controlled engines. The use of electronically controlled engines is influenced primarily by emissions regulations, because these engines generally produce lower emissions. The original applications of electronic engines and electronic throttle controls were in heavy trucks and transit busses in the United States and Europe in the late 1980’s. Continued implementation of more stringent emissions standards worldwide, may lead to increased demand for electronically controlled engines and electronic throttle control systems. Both China and India are expected to strengthen their requirements for more stringent emissions standards for heavy trucks and transit busses. Additionally, worldwide emissions regulations have been enacted, and we expect that such standards will continue to evolve, in ways that may increase the use of electronic throttle controls in off-road equipment. We also produce a line of pneumatic control products, which are sold to the same customer base as our electronic throttle controls. These pneumatic products are used for vehicle control system applications. We believe that the demand for our products will be driven by worldwide emissions legislation and the economic cycles for heavy trucks, transit busses and off-road equipment.

          As we move forward in fiscal 2009 and beyond, we will continue to work closely with our existing and potential customers to design and develop new products and adapt existing products to new applications, and to improve the performance, reliability and cost-effectiveness of our products.

Critical Accounting Policies and Estimates

          Management’s discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, sales, cost of sales and expenses and related disclosure of contingent assets and liabilities. We evaluate our estimates on an on-going basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies and the related judgments and estimates affect the preparation of our condensed consolidated financial statements.

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

Share Based Compensation Expense

          We apply SFAS No. 123R for computing share-based compensation expense, which requires us to measure compensation cost for all outstanding unvested share-based awards, and awards we grant, modify, repurchase or cancel in the future, at fair value and recognize compensation over the requisite service period for awards expected to vest. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results differ from our estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when calculating fair value including estimated stock price volatility, expected term and expected forfeitures. Factors considered in estimating forfeitures include the types of awards, employee class, and historical experience. Actual results may differ substantially from these estimates.

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

Results of Operations

Financial Summary
(Dollars in Thousands)

	Three Months Ended June 30,			Nine Months Ended June 30,

	2009	2008	% Change	2009	2008	% Change

Net sales	$8,444	$17,137	(50.7%)	$28,266	$48,593	(41.8%)
Cost of sales	6,536	10,965	(40.4%)	22,582	31,908	(29.2%)

Gross profit	1,908	6,172	(69.1%)	5,684	16,685	(65.9%)

Research and development	844	1,005	(16.0%)	3,000	3,006	(0.2%)
Selling	585	700	(16.4%)	1,866	2,037	(8.4%)
Administration	1,112	1,315	(15.4%)	4,242	4,080	4.0%
Gain from settlement of environmental claims	—	(10)	NM	—	(1,020)	NM

Operating income (loss)	$(633)	$3,162	(120.0%)	$(3,424)	$8,582	(139.9%)

As a percentage of net sales:
Cost of sales	77.4%	64.0%		79.9%	65.7%
Gross margin	22.6%	36.0%		20.1%	34.3%
Research and development	10.0%	5.9%		10.6%	6.2%
Selling	6.9%	4.1%		6.6%	4.2%
Administration	13.2%	7.7%		15.0%	8.4%
Gain from settlement of environmental claims	—	(0.1%)		—	(2.1%)
Operating income (loss)	(7.5%)	18.5%		(12.1%)	17.7%

NM = Not Meaningful

          The well publicized substantial decline in the domestic and world-wide economic situation has had a significant impact on the Company’s world-wide customer base and the Company’s results of operations in both the third quarter and first nine months of fiscal 2009. Gross margins declined in the first nine months of fiscal 2009 primarily because overhead costs did not decline as rapidly as sales volumes, even though certain expenses such as materials and labor generally fluctuated with sales volumes. Although the future remains unclear, based on comments in the popular press it appears possible this economic downturn may continue for some time into the future. In response to this significant negative shift in the world-wide economic situation, in the first half of fiscal 2009 the Company reduced operational costs in response to the reduced customer demand at an annualized rate of approximately $1,500. The third fiscal quarter of fiscal 2009 was the first quarter where these cost reductions were fully implemented. During the third fiscal quarter of 2009, the Company’s cash position has increased $1,200 over the prior quarter primarily through cost management efforts, reduction in the rate of capital spending and reductions in inventory to balance inventory levels with sales volumes. The Company has not reduced its commitment to or spending on new product development and technology for existing and new customers. Although no assurances can be given, it appears likely that the Company’s $8,002 in cash will be adequate to sustain the Company through this economic downturn.

Comparative – Three months ended June 30, 2009 and 2008

			Percent Change

For the Three Months Ended June 30:	2009	2008	2008 to 2009

Net sales	$8,444	$17,137	(50.7%)

          Net sales decreased $8,693 in the third quarter of fiscal 2009 compared to the third quarter of fiscal 2008. The decrease results from volume reductions in essentially all of the Company’s principal markets, which the Company believes were due to the continued declining world economic climate and the impact that decline has had on our customers and the end markets for their products. In the first nine months of fiscal 2009, we have seen a significant reduction in the number of units of trucks, busses and off-road vehicles built world-wide due to the significant recessionary pressures in the United States and many parts of the rest of the world. Essentially all of our large truck OEM customers have reduced build rates, and most have taken extensive down-time. These reductions are the primary factor for our sales reductions in our third fiscal quarter of 2009. It is uncertain how protracted the current economic downturn in both the general economy and the truck and off-road markets will be world-wide and the impact it will have on the Company for the remainder of fiscal 2009 and beyond.

          In the North American market, sales to heavy truck customers were down 57% compared to the third quarter of fiscal 2008, which is the result of the overall reduction in the truck build rates. The Company’s share of that market and unit pricing remained essentially unchanged from the prior year. Sales to European truck customers was where we incurred the largest decline, decreasing 79% over the prior year quarter. In the Asian market, net sales decreased 53% on a quarter over quarter basis. Net sales to off-road customers decreased 56%. We expect that electronic throttle control sales generally will vary directly with future changes in the economy in general and the economic climate in the heavy truck, transit bus and off-road markets in particular. These variations are largely dependent upon, and are expected to vary directly with, production volumes in the various geographic markets in which we serve. Additionally, competitive pricing may reduce margins and gross sales.

			Percent Change

For the Three Months Ended June 30:	2009	2008	2008 to 2009

Gross profit	$1,908	$6,172	(69.1%)

          Gross profit was $1,908, or 22.6% of net sales in the third quarter of 2009, a decrease of $4,264 compared to the gross profit of $6,172, or 36.0% of net sales, in the comparable fiscal 2008 period.

          The decrease in gross profit in the third quarter of fiscal 2009 is primarily due to the 51% net decrease in sales of electronic throttle systems to our heavy truck and off-road customers. Our business is not entirely scalable, which means that certain overhead costs do not vary in proportion to sales volumes, particularly during periods of declining sales revenues. However, direct production costs such as materials and labor generally fluctuate with sales volumes.

			Percent Change

For the Three Months Ended June 30:	2009	2008	2008 to 2009

Research and development	$844	$1,005	(16.0%)

          Research and development expenses decreased $161 for the third quarter of fiscal 2009 when compared to the same period in fiscal 2008. The Company’s research and development expenditures generally will fluctuate based on the products under development at any given point in time. Although we have continued with our commitment in spending on new product development and technology for existing and new customers, expenses were down in the third quarter over last year’s third quarter, primarily due to temporary salary reductions for all of our employees as a result of the cost reductions put into place during the latter part of the second quarter of fiscal 2009. Overall, we expect research and development expenses to remain relatively constant at third quarter levels for the remainder of the year and then increasing to more normalized levels once the temporary cost reductions are eliminated.

			Percent Change

For the Three Months Ended June 30:	2009	2008	2008 to 2009

Selling	$585	$700	(16.4%)

          Selling expenses decreased $115 during the three months ended June 30, 2009 as compared with the three months ended June 30, 2008 mainly due to lower overall travel expenses, lower salary costs as a result of the cost reductions put into place during the latter part of the second quarter of fiscal 2009, and reductions in sales commission expenses. Overall, we expect selling expenses to remain relatively constant at third quarter levels for the remainder of the year.

			Percent Change

For the Three Months Ended June 30:	2009	2008	2008 to 2009

Administration	$1,112	$1,315	(15.4%)

          Administration expenses for the three months ended June 30, 2009 decreased $203 when compared with the same period in fiscal 2008. The decrease in administration expenses during the quarter is primarily due to a reduction in salary costs as a result of the costs reductions put into place during the latter part of the second quarter of fiscal 2009, legal expenses and audit fees related to our compliance with Section 404 of the Sarbanes-Oxley Act. At September 30, 2009, we will not require auditor attestation under the requirements of Section 404 of the Sarbanes-Oxley Act due to our public float decreasing below the required levels for an audit. This change resulted in a corresponding decrease in audit fees related to such services.

			Percent Change

For the Three Months Ended June 30:	2009	2008	2008 to 2009

Gain from settlement of environmental claims	—	($10)	NM

          As part of its contractual indemnity claim against Dana and contribution claim against Blount, as described in Note 16 to our unaudited condensed consolidated financial statements, during the third quarter of fiscal 2008 the Company received additional shares in Dana equal to approximately $10 at the time of settlement and recorded this as a gain in operating expenses in the condensed consolidated financial statements in the third quarter of fiscal 2008.

			Percent Change

For the Three Months Ended June 30:	2009	2008	2008 to 2009

Interest income	($5)	($12)	(58.3%)

Interest expense	$4	$5	(20.0%)

          Interest expense continues to remain at very low levels due to the significant reductions in debt levels since early fiscal 2008. As of June 30, 2009, we had no interest-bearing debt obligations and subsequent to the quarter we have cancelled our revolving loan facility with GE Capital.

			Percent Change

For the Three Months Ended June 30:	2009	2008	2008 to 2009

Other income	($1)	($97)	(99.0%)

          Other income in the second quarter of fiscal 2008 primarily consisted losses related to the disposal of certain fixed assets.

			Percent Change

For the Three Months Ended June 30:	2009	2008	2008 to 2009

Income tax expense (benefit)	$(298)	$1,069	(127.9%)

          Income tax expense reflects an effective tax rate of 47.2% for the three months ended June 30, 2009 compared to an effective tax rate of 32.7% for the comparable three month period in fiscal 2008. The effective tax rate fluctuations are primarily due to the jurisdictions in which pretax income (loss) is being earned and income tax rate differences between the domestic and foreign jurisdictions. The mix of earnings combined with lower tax rates in both China and Germany causes the benefit rate to exceed prior year levels.

Comparative – Nine months ended June 30, 2009 and 2008

			Percent Change

For the Nine Months Ended June 30:	2009	2008	2008 to 2009

Net sales	$28,266	$48,593	(41.8%)

          Net sales decreased $20,327 in the first nine months of fiscal 2009 compared to the first nine months of fiscal 2008. As has been the case throughout fiscal 2009, the overall decrease in sales in the first nine months of 2009 results from volume reductions in essentially all of the Company’s principal markets. We have continued to see significant reductions in the number of units of trucks, busses and off-road vehicles built world-wide due to the significant recessionary pressures in the United States and many parts of the rest of the world. Essentially all of our large truck OEM customers world-wide have reduced build rates and most have taken extensive down-time. These reductions are the primary factor for our sales reductions in fiscal 2009. It is uncertain how protracted the current economic downturn in both the general economy and the truck and off-road markets will be world-wide and the impact it will have on the Company for the remainder of fiscal 2009 and beyond.

          Net sales in the North American truck market were down 44% in the first nine months of fiscal 2009 compared to the same period in fiscal 2008, and are representative of the overall reduction in the truck build rates. The largest sales decline in the first nine months of fiscal 2009 was to our European truck customers, which declined 71% over the prior year period. In the Asian market, net sales decreased 49% on a period over period basis. Although not to the same levels as the reductions to our truck and bus customers, net sales to off-road customers also decreased 39%. We expect that electronic throttle control sales generally will vary directly with future changes in the economy in general and the economic climate in the heavy truck, transit bus and off-road markets in particular. These variations are largely dependent upon, and are expected to vary directly with production volumes in the various geographic markets in which we serve. Additionally, competitive pricing may reduce margins and gross sales.

			Percent Change

For the Nine Months Ended June 30:	2009	2008	2008 to 2009

Gross profit	$5,684	$16,685	(65.9%)

          Gross profit was $5,684, or 20.1% of net sales in the first nine months of 2009, a decrease of $11,001 compared to gross profit of $16,685, or 34.3% of net sales, in the comparable fiscal 2008 period.

          The decrease in gross profit in the first nine months of fiscal 2009 is primarily caused by the 42% net decrease in sales of electronic throttle systems to our heavy truck, bus and off-road customers. Our business is not entirely scalable, which means that certain overhead costs do not vary in proportion to sales volumes, particularly during periods of declining sales revenues. However, direct production costs such as materials and labor generally fluctuate with sales volumes. Additionally, gross profit was negatively impacted in the first nine months of fiscal 2009 due to settlement of outstanding labor issues and severance costs totaling approximately $320; recording a write down to the value of our remaining capitalized license fee related to adjustable pedal technology of $116 due to the significant decline of business in the recreational vehicle industry; and an overall increase in warranty costs.

			Percent Change

For the Nine Months Ended June 30:	2009	2008	2008 to 2009

Research and development	$3,000	$3,006	(0.2%)

          Research and development expenses were essentially unchanged when compared to the first nine months of fiscal 2008. The Company’s research and development expenditures generally will fluctuate based on the products under development at any given point in time. Although we have continued with our commitment in spending on new product development and technology for existing and new customers, we are experiencing temporary salary reductions for all of our employees as a result of the cost reductions put into place during the latter part of the second quarter of fiscal 2009. Overall, we expect research and development expenses to remain relatively constant at third quarter levels for the remainder of the year and then increasing to more normalized levels once the temporary cost reductions are eliminated.

			Percent Change

For the Nine Months Ended June 30:	2009	2008	2008 to 2009

Selling	$1,866	$2,037	(8.4%)

          Selling expenses decreased $171 during the nine months ended June 30, 2009 as compared with the nine months ended June 30, 2008 mainly due to lower overall travel expenses, salary costs and reductions in sales commission expenses.

			Percent Change

For the Nine Months Ended June 30:	2009	2008	2008 to 2009

Administration	$4,242	$4,080	4.0%

          Administration expenses for the first nine months of fiscal 2009 increased $162 when compared with the same period in fiscal 2008. The increase in administration expenses is primarily due to a $275 non-cash compensation expense recognized in conjunction with the Company’s unfunded deferred compensation plan during the first quarter of fiscal 2009 and an overall increase in the Company’s bad debt reserve. With the economic downturn, we have begun to see our collection efforts with certain customers increase and accordingly have continued to assess our bad debt reserve position. Off-setting some of these increases in administration expenses were reductions in salary costs resulting from implementing certain cost cutting measures during the second quarter of fiscal 2009. In addition, audit fees related to our compliance with Section 404 of the Sarbanes-Oxley Act decreased. At September 30, 2009, we will not be required to be audited under the requirements of Section 404 of the Sarbanes-Oxley Act due to our public float decreasing below the required level for an audit. This change resulted in a corresponding decrease in audit fees related to such services.

			Percent Change

For the Nine Months Ended June 30:	2009	2008	2008 to 2009

Gain from settlement of environmental claims	$ —	($1,020)	NM

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

			Percent Change

For the Nine Months Ended June 30:	2009	2008	2008 to 2009

Interest income	($21)	($44)	(52.3%)

Interest expense	$14	$136	(89.7%)

          Interest expense decreased $122 in the first nine months of fiscal 2009 as compared to the same period in fiscal 2008 due to the significant reductions in debt levels. As of June 30, 2009, we had no interest-bearing debt obligations and subsequent to the quarter we have cancelled our revolving loan facility with GE Capital.

			Percent Change

For the Nine Months Ended June 30:	2009	2008	2008 to 2009

Loss on impairment of investments	$317	$ —	NM

          Loss on impairment of investments is a non-cash, other-than-temporary impairment charge relating to the Company’s investment in Dana during the first quarter of fiscal 2009. The impairment charge assumes no income tax benefit given the uncertainty of the Company’s ability to generate future taxable investment gains required to utilize these investment losses. Prior to the Company recording the impairment charge, the decline in market value was carried net of tax in other comprehensive loss. Following the recording of this impairment charge, all subsequent changes in market value of the Company’s short-term investments have been recorded net of tax in other comprehensive income (loss).

			Percent Change

For the Nine Months Ended June 30:	2009	2008	2008 to 2009

Other (income) expense	$85	$(205)	(141.5%)

          Other expense was $85 in the first nine months of fiscal 2009 compared to other income of $205 in the first nine months of fiscal 2008. Other expense in the first nine months of fiscal 2009 primarily consisted of losses related to the disposal of certain fixed assets. Other income in fiscal 2008 primarily consisted of foreign exchange gains and gains related to the disposal of certain fixed assets.

			Percent Change

For the Nine Months Ended June 30:	2009	2008	2008 to 2009

Income tax expense (benefit)	$(1,445)	$2,862	(150.5%)

          Tax expense reflects an effective tax rate of 37.8% for the first nine months of fiscal 2009 compared to an effective tax rate of 32.9% for the comparable period in fiscal 2008. The effective tax rate fluctuations are primarily due to the jurisdictions in which pretax income (loss) is being earned and income tax rate differences between the domestic and foreign jurisdictions. The mix of earnings combined with lower tax rates in both China and Germany causes the benefit rate to exceed prior year levels.

Financial Condition, Liquidity and Capital Resources

          At June 30, 2009, we had on hand cash and cash equivalents of $8,002. Subsequent to the quarter ended June 30, 2009, we cancelled our revolving loan facility with GE Capital, which as of June 30, 2009 had a zero balance. We believe our cash on hand will be sufficient to meet our working capital needs on a short-term and longer-term basis without the necessity of borrowing, or attempting to borrow from a revolving credit facility. However, were we to require additional borrowing capacity, we may be unable to locate such capacity on acceptable terms or at all.

          Cash generated by operating activities was $2,726 for the first nine months of fiscal 2009, a decrease of $4,476 from the cash generated by operating activities of $7,202 during the first nine months of fiscal 2008. Net income (loss) plus non-cash charges for depreciation and stock based compensation used $334 in the first nine months of fiscal 2009 and contributed $7,678 in the first nine months fiscal 2008. The decline in profitability due to the reduced sales volumes was the primary factor in the reduced cash generated by operating activities.

          Changes in working capital items generated cash of $2,685 in the first nine months of fiscal 2009 compared to $9 in the first nine months of 2008. Timing of collections on receivables and lower sales levels, which resulted in lower receivables, increased cash by $3,236 in the first nine months of fiscal 2009 compared to a use of cash of $764 in the same period of fiscal 2008. Inventories were reduced by $2,285 in the first nine months of fiscal 2009 compared to $1,302 in the first nine months of fiscal 2008 to match inventory volumes with lower sales levels in fiscal 2009. Accounts payable and accrued expenses decreased in the first nine months of fiscal 2009, primarily due to the lower sales and inventory purchases plus seasonal payments of certain expenses. Cash flows from operations for the nine months ended June 30, 2009 also included payments to our pension plans of $92. For the nine months ended June 30, 2008, we contributed $949 to our pension plans. Although we have made reductions to our cost structure during fiscal 2009, due to the uncertain world-wide economic market and product demand from our customers we may experience periods of negative cash flow from operations.

          Cash used in investing activities was $1,592 for the nine months ended June 30, 2009 and $1,058 for the nine months ended June 30, 2008 and was comprised primarily of purchases of equipment for both periods. We expect our cash use for investing activities to increase somewhat through the remainder of the fiscal year as we continue to make purchases of capital equipment; however, as we are limiting our capital spending to new product development and safety related items until the markets improve, our capital spending should be no more than $400 for the remainder of fiscal 2009.

          Cash used in financing activities was $2,192 for the nine months ended June 30, 2009, compared to cash used in financing activities of $828 for the nine months ended June 30, 2008. In October 2008, the Company announced a share repurchase plan whereby the Company can, but is under no obligation, to repurchase up to $5 million of the Company’s common stock. Repurchases may be made in the open market or through block trades, in compliance with Securities and Exchange Commission guidelines, subject to market conditions, applicable legal requirements and other factors. During the first nine months of fiscal 2009, the Company purchased 310,893 shares of common stock at a total value of $2,357. The use of cash for financing activities for the first nine months of fiscal 2008 primarily relates to debt payments slightly offset by proceeds from the exercise of stock options.

Contractual Obligations as of June 30, 2009

          At June 30, 2009, our contractual obligations consisted of operating lease obligations and a license agreement. We do not have any material letters of credit or debt guarantees outstanding at June 30, 2009. Maturities of these contractual obligations consist of the following:

	Payments due by period

	Total	Less than 1 year	1 – 3 years	3 – 5 years

Operating leases	$1,712	$551	$1,134	$27
MMT license - minimum royalties	300	50	150	100

	$2,012	$601	$1,284	$127

          Certain liabilities, including those related to our pension and post-retirement benefit plans, are reported in the accompanying condensed consolidated balance sheets but are not reflected in the table above due to the absence of stated maturities. We have net obligations at June 30, 2009 related to its pension plans and post-retirement medical plan of $1,819 and $2,953, respectively. We funded $92 to our pension plans during the first nine months of fiscal 2009 compared to $949 during the first nine months of fiscal 2008. The recent decline in the overall world economy and stock markets has resulted in the portfolio assets of the Company’s pension plans to decline approximately 27% since the last measurement date of August 31, 2008. This market decline will not impact the Company’s contribution requirements under ERISA in fiscal 2009; however, it most likely will increase the required contributions to the Company’s pension plans in future periods. In addition, the economic downturn has had a significant impact on interest rates and as such could have a significant impact on the discount rate used in valuation of our pension liabilities at our next measurement date of September 30, 2009. If discount rates continue to decrease, this will have an impact of increasing our pension liabilities.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

          Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and changes in the market value of investments. The Company’s primary market risk results from fluctuations in interest rates related to our pension plans and foreign currency exchange rates.

Interest Rate Risk

          The Company has a revolving loan agreement with its primary lender GE Capital, which originally expired on September 29, 2009; however, subsequent to June 30, 2009, the Company has cancelled this revolving loan agreement.

          As of June 30, 2009, there was no balance outstanding on the term loan and the revolving loan. The Company does not believe that a hypothetical 10% change in end of the period interest rates or changes in future interest rates on these variable rate obligations would have a material effect on its financial position, results of operations, or cash flows. The Company has not hedged its exposure to interest rate fluctuations.

Foreign Currency Risk:

          We sell our products to customers in the heavy truck, transit bus and off-road equipment industries. For the nine months ended June 30, 2009 and 2008, the Company had foreign sales of approximately 36% and 46% of net sales, respectively. All worldwide sales in the first nine months of fiscal 2009 and 2008, with the exception of $1,469 and $2,158, respectively, were denominated in U.S. dollars. During fiscal 2005, we established a manufacturing facility in Suzhou, China and we opened sales offices in Shanghai, China and Ismaning (which is near Munich), Germany. We purchase components internationally for use in both our products whose sales are denominated in U.S. dollars and other currencies. Although the Company is expanding its international exposure, it does not believe that changes in future exchange rates would have a material effect on its financial position, results of operations, or cash flows at this time. As a result, the Company has not entered into forward exchange or option contracts for transactions to hedge against foreign currency risk. The Company will continue to assess its foreign currency risk as its international operations, international purchases and sales increase.

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

          There have been no significant changes in risk factors for the quarter ended June 30, 2009. See the information set forth in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008.

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

WILLIAMS CONTROLS, INC.

Date: August 7, 2009	/s/ PATRICK W. CAVANAGH

Patrick W. Cavanagh
President and Chief Executive Officer

Date: August 7, 2009	/s/ DENNIS E. BUNDAY

Dennis E. Bunday
Chief Financial Officer