Form 10-K
period 2009-09-30
WILLIAMS CONTROLS INC
filed 2009-12-15
CIK 854860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________________

FORM 10-K

(Mark One)
[ x ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 2009

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to______
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

Yes [    ] No [ X ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [ X ] No [    ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      Yes [    ] No [    ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act
Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)     Yes [    ] No [ X ]

The aggregate market value of voting common shares (based upon the closing price of the shares as reported on the NASDAQ Global Market) of Williams Controls, Inc. held by non-affiliates was approximately $18,992,255 as of March 31, 2009.

As of December 1, 2009, there were 7,270,820 shares of Common Stock outstanding.

Documents Incorporated by Reference

The Registrant has incorporated by reference into Part III of this Form 10-K portions of its
Proxy Statement for the Annual Meeting of Stockholders to be held February 24, 2010.

Williams Controls, Inc.

Index to 2009 Form 10-K

		Page
Part I
Item 1.	Business	4-8
Item 1A.	Risk Factors	8-11
Item 1B.	Unresolved Staff Comments	11
Item 2.	Properties	11
Item 3.	Legal Proceedings	12
Item 4.	Submission of Matters to a Vote of Security Holders	12

Part II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and	13
	Issuer Purchases of Equity Securities
Item 6.	Selected Financial Data	14
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14-22
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	23
Item 8.	Financial Statements and Supplementary Data	24
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	52
Item 9A.	Controls and Procedures	52
Item 9B.	Other Information	52

Part III
Item 10.	Directors, Executive Officers and Corporate Governance	53
Item 11.	Executive Compensation	53
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related	53
	Stockholder Matters
Item 13.	Certain Relationships and Related Transactions, and Director Independence	53
Item 14.	Principal Accountant Fees and Services	53

Part IV
Item 15.	Exhibits and Financial Statement Schedules	54

Signatures		55

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

General

     We design, manufacture and sell electronic throttle controls and pneumatic controls, and we have begun selling electronic sensors for heavy trucks, transit buses and off-road equipment. Electronic throttle controls send a signal proportional to throttle position to adjust the speed of electronically controlled engines. The use of electronically controlled engines is influenced primarily by emissions regulations, because these engines generally produce lower emissions. The original applications of electronic engines and electronic throttle controls were in heavy trucks and transit buses in the United States and Europe in the late 1980’s. As a result of the continuing implementation of more stringent emissions standards worldwide, demand for electronically controlled engines and electronic throttle control systems is expanding both geographically and into lower horsepower engines. China, India and Russia are in the process of implementing more stringent emissions standards for heavy trucks and transit buses. Additionally, worldwide emissions regulations have been enacted that continue to increase the use of electronic throttle controls in off-road equipment. We also produce a line of pneumatic control products, which are generally sold to the same customer base as our electronic throttle controls. These pneumatic products are used for vehicle control system applications such as power take-off’s and air-control applications. We believe that the demand for our products will be driven primarily by worldwide emissions legislation and the economic cycles for heavy trucks, transit buses and off-road equipment.

     Electronic sensors are a significant component of our electronic throttle controls. We have been producing electronic sensors for use in our electronic throttle control systems since 2005. Prior to 2005, we purchased contacting sensors for use in our heavy truck, transit bus and off-road product lines from third parties. In addition to internal use, we also have begun selling sensors as separate product lines. The two principal sensor technologies are contacting and non-contacting. As part of our sensor strategy, we have a license to use certain non-contacting sensor technology from Moving Magnet Technology S.A. During fiscal 2006 we began production of both contacting and non-contacting sensors. During 2006 and 2007, we converted a majority of our sensor usage to our internally produced sensors.

     Adjustable foot pedals are devices which move the throttle, brake and, if applicable, the clutch pedal, closer or further away from the vehicle driver to compensate for driver heights. We have a licensing agreement for an adjustable pedal technology, which allows us to sell adjustable pedals in the medium and heavy truck and transit bus markets. We consider adjustable foot pedals to be a value added adjunct to our primary electronic throttle control product line.

     We sell our products world-wide. During the year ended September 30, 2009, approximately 63% of our products were sold in the United States and an additional 9% of our products were sold to customers in Canada and Mexico for vehicles that are produced, in part, for the United States market. Approximately 28% of our products were sold to other international markets. We sell the majority of our products directly to large heavy truck, transit bus and off-road original equipment manufacturers worldwide. Our largest customers include The Volvo Group, Paccar, Inc., Daimler Trucks NA, Navistar International Corporation, Caterpillar, Inc., and Hyundai Motor, Co. We also sell our products through a network of independent distributors and representatives, which sell to smaller original equipment manufacturers and to truck and bus owners as replacement parts.

     While we are a leader in the market for electronic throttle control systems for heavy trucks, transit buses and off-road equipment, the markets for our products are highly competitive worldwide. The existing and developing world-wide heavy truck, transit bus and off-road markets will require competitive world-wide manufacturing capabilities. We believe our operating facilities in Portland, Oregon and Suzhou, China have us well positioned to meet the needs of these markets. In addition to our manufacturing facilities, we have sales offices in Shanghai, China and Munich, Germany and exclusive distributor relationships in Japan, Korea and India to serve those markets.

Realignment of Operations

     In fiscal 2006 and 2007, the Company realigned its manufacturing operations as part of ongoing efforts to focus on its core product competencies and improve its global competitiveness. This realignment consisted of outsourcing all of our die casting and machining operations from our Portland, Oregon manufacturing facility to high-quality third party suppliers, primarily in Asia, and relocating of our assembly operations for most of our pneumatic products from the Portland facility to our manufacturing facility in Suzhou, China.

Competition

     We are a worldwide market leader for electronic throttle control systems for heavy trucks, transit buses and off-road vehicles. We also are the largest domestic producer in the market. We have a much smaller portion of the European and Asian markets. The markets for our products are highly competitive, with many of our competitors having substantial financial resources and significant technological capabilities. Our competitive position varies among our product lines.

     The major competitors for our electronic throttle controls include AB Eletronik GmbH, Kongsberg Automotive, Siemens VDO Automotive AG, Felsted Products, LLC, Hella KGaA Hueck & Co., Heinrich Kubler AG (“KSR”), Comesys, Ltd., Alion and GoFa. Other companies, including Dura Automotive Systems, Inc. and CTS Corporation compete in the passenger car and light truck market and may attempt to compete in the heavy truck and transit bus market in the future.

     We also manufacture pneumatic control systems for the diesel heavy truck, transit bus and off-road vehicle markets. The market for these pneumatic control systems is highly competitive and characterized by many competitors. Many of the customers for these products are the same customers as for our heavy truck and transit bus electronic throttle control systems.

     When choosing among competing electronic throttle control systems, we believe purchasers of these systems focus on price, quality, value added engineering and reputation. In addition, we believe attainment of the TS 16949 quality certification and the ISO 14001 Environmental Management System certification are critical to qualifying as a supplier. Our manufacturing facilities in Portland and Suzhou have attained the TS 16949 and ISO 14001 certifications and our entire product line is produced using these standards.

Marketing and Distribution

     We sell our products to customers primarily in the heavy truck, transit bus and off-road equipment industries. For the years ended September 30, 2009, 2008 and 2007, The Volvo Group accounted for 16%, 19% and 17%; Paccar, Inc. accounted for 9%, 11% and 14%; and Daimler Trucks NA accounted for 9%, 9% and 13%. Approximately 37%, 46% and 41% of net sales in fiscal 2009, 2008 and 2007 respectively, were to customers outside of the United States, primarily in Canada, Belgium, Sweden, Mexico and Korea, and, to a lesser extent, in other European countries, South America, Pacific Rim nations and Australia. We market our products from our sales facilities in Portland, Oregon, Shanghai, China, Munich, Germany and through distributor networks.

     In fiscal 2009, 2008 and 2007, approximately 83%, 86% and 84%, respectively, of our sales were from sales of electronic throttle controls, with the remainder being sales of pneumatic control systems.

Environmental

     We produce minimal quantities of hazardous waste in our operations and we are subject to federal and state air, water and land pollution control laws and regulations. Compliance with these laws generally requires operating costs and capital expenditures. Substantial liability may result from the failure to properly handle hazardous waste.

     The soil and groundwater at the Company’s Portland, Oregon facility contains certain contaminants, which were deposited from approximately 1968 through 1995. Some of this contamination has migrated offsite to neighboring properties. The Company has retained an environmental consulting firm to investigate the extent of the contamination and to determine what remediation may be required and to assist management in estimating the associated costs. During fiscal 2004, the Company entered into the Oregon Department of Environmental Quality’s voluntary clean-up program and during fiscal 2004 the Company established a liability of $950 for this matter. At September 30, 2007, the Company recorded an additional liability of $546 based on remaining costs estimates determined by the Company with the help of an environmental consulting firm. As of September 30, 2009, the total liability recorded is $1,001 and is recorded in accrued expenses in the accompanying consolidated balance sheet. The Company asserted and settled a contractual indemnity claim against Dana Corporation (“Dana”), from which it acquired the property, and contribution claims against the other prior owner of the property, as well as businesses previously located on the property (including Blount, Inc. (“Blount”) and Rosan, Inc. (“Rosan”)) under the Federal Superfund Act and the Oregon Cleanup Law. During 2008, the Company entered into a settlement agreement with Dana, Blount and Rosan in which it received total cash payments from Dana, Blount and Rosan of $735 and shares of Dana stock equal to approximately $337 at the time of settlement, and assumed the full obligation to, and risks associated with, completing the remediation.

Government Regulation

     Our vehicle component products must comply with the National Traffic and Motor Vehicle Safety Act of 1966, as amended, and regulations promulgated there under, which are administered by the National Highway Traffic Safety Administration (“NHTSA”). If, after an investigation, NHTSA finds that we are not in compliance with any of its standards or regulations, among other things, it may require that we recall products found not to be in compliance, and repair or replace such products. During fiscal 2009, we had no product recalls. We are not aware of any instances of non-compliance with the statute and applicable regulations.

Product Research and Development

     We conduct engineering, research and development and quality control activities to maintain and improve the performance, reliability and cost-effectiveness of our products. Our engineering staff works closely with our customers to design and develop new products and to adapt existing products for new applications. During fiscal 2009, 2008 and 2007, the Company spent $3,981, $4,015 and $3,145, respectively, on these activities. We anticipate that these expenses may increase with expansion into markets and new products.

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

     During fiscal 2003 the Company obtained an exclusive license agreement for use in our adjustable pedal product lines. This initial agreement was for an initial period of three years and contained annual renewal provisions if certain sales thresholds were met. With the general economic decline in fiscal 2009 and the significant decline in recreational vehicle sales, a primary market for adjustable pedals, the contractual thresholds have not been met and the license has reverted to a non-exclusive license. The Company is obligated to make royalty payments based on the number of units it sells. Additionally, as part of the sale of our passenger car and light truck product lines to Teleflex Incorporated on September 30, 2003, we obtained the right to use certain of Teleflex’s (now Kongsberg Automotive) adjustable pedal patents in exchange for Teleflex receiving fully paid licenses for certain of our patents.

     In fiscal 2005, we entered into an agreement with Moving Magnet Technology SA (“MMT”) to license non-contacting Hall effect sensor technology. We use this license to internally produce non-contacting sensors for use in our electronic throttle controls. We make royalty payments based on the number of units sold, which includes minimum yearly royalties beginning in year three of this agreement. This agreement is for a period of ten years and is renewed annually based on written mutual agreement. This agreement may be terminated by the licensor after four years if certain sales thresholds are not met.

Raw Materials; Reliance on Single Source Suppliers

     We purchase certain of our component parts that are derived from raw materials, including brass, aluminum, steel, plastic, rubber and zinc, which currently are widely available at reasonable terms, but are subject to volatility of prices due to fluctuations in the commodity markets. Although prices for zinc, aluminum and energy commodities were relatively constant, and in some cases declined, in fiscal 2009, future demand and other factors, such as currency fluctuations, supply shortages or disruptions, may result in price increases causing higher costs for some of our components. Although historically commodities and component prices have increased, we have not been subject to supply constraints as a result of these factors. We manufacture certain foot pedals using a contact position sensor manufactured for Caterpillar, Inc., by a third party sensor manufacturer, which is used on Caterpillar engines. Caterpillar supplies this sensor and requires that its sensor be used on all Caterpillar engines; therefore, we do not consider the Caterpillar sensor supply to be at risk.

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

Employees

     As of September 30, 2009, we employed approximately 115 employees in our Portland, Oregon facility, of which approximately 46 were engaged in manufacturing and approximately 69 were involved in sales, engineering and administrative functions. As of September 30, 2009, we employed 95 employees in China, of which approximately 58, were engaged in manufacturing and approximately 37 were engaged in sales, engineering and administrative functions. We also employed 2 employees in Europe as of September 30, 2009. Our hourly employees engaged in manufacturing in the Portland, Oregon facility are represented by the International Union, United Automobile Workers of America and Amalgamated Local 492 (the “UAW”). In February 2009, we signed a new labor agreement which will expire on August 31, 2013. As of September 30, 2009, we employed a total of 34 people pursuant to this labor agreement.

Forward-Looking Statements

     This report on Form 10-K contains forward-looking statements within the meaning of Section 21D of the Securities Exchange Act of 1934, as amended. Forward-looking statements include all statements other than those that expressly connote an assertion of historical fact. Among others, this report includes forward looking statements that describe our plans and intentions regarding future courses of action and the possible outcomes of those intentions, and that set forth our expectations regarding our prospective financial condition, results of operations, and cash flows. Forward-looking statements can sometimes be identified by the use of forward-looking terminology, such as “may”, “will”, “should”, “expect”, “anticipate”, “estimate”, “continue”, “plans” and “intends”. Although we believe that the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are subject to risks and uncertainties that could cause us to deviate from our current plans, and could cause our actual results to differ materially from those indicated by the forward-looking statements. Some of the factors that could cause our performance to differ from, or our results to fall short of our expectations are described in the section of this report entitled “Section 1A: Risk Factors,” and in our other reports to and filings with the Securities and Exchange Commission from time to time. These risks and uncertainties are beyond our control and, in many cases, we cannot predict the risks and uncertainties that could cause our actual results to differ materially from those indicated by the forward-looking statements.

     The forward-looking statements are made as of the date hereof, and, except as otherwise required by law, we cannot undertake to update or revise these statements.

     Investors are cautioned to consider the risk factors identified below when considering forward-looking statements. If any of these items actually occur, our business, results of operations, financial condition or cash flows could be materially adversely affected.

Available Information

     The Company maintains a website on the Internet at www.wmco.com. The Company makes available free of charge through its website its reports and other communications filed or furnished pursuant to Sections 13 (a) and 14 (a) of the Exchange Act. The information on our website is not part of this report and is not otherwise to be considered filed with or furnished to the SEC.

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

     A significant portion of our revenues historically have been derived from a limited number of customers. Further, each of these customers is a manufacturer of heavy trucks or components, and the world-wide truck and off-road industries have been subject to significant financial stress and uncertainty in recent months. Were any of these customers to place some or all of their business with one or more of our competitors, we may face a material adverse impact upon our revenues, net income, cash flows and financial condition.

Reduced consumer or corporate spending due to weakness in the financial and credit markets and uncertainties in the economy, domestically and internationally, may adversely affect our revenues and operating results.

     We depend on demand from the original equipment manufacturer component of the heavy truck markets for the end market applications that use our products. All of these markets have been and may continue to be affected by the recent instability in global financial markets that have caused extreme economic disruption in recent months. Accordingly, our business may be adversely impacted by reductions in consumer or corporate demand for our products as a result of uncertain conditions in the macroeconomic environment, such as volatile energy prices, inflation, fluctuations in interest rates, difficulty securing credit, volatility in security prices and the corresponding uncertainties surrounding equity finance markets, diminished liquidity and other economic factors. Demand for our products declined significantly in fiscal 2009, which impacted overall sales and net income.

     Negative economic conditions also may materially impact our customers, suppliers and other parties with which we do business. Economic and financial market conditions that adversely affect our customers may cause them to terminate existing purchase orders or to reduce the volume of products they purchase from us in the future. In connection with the sale of products, we normally do not require collateral as security for customer receivables and do not purchase credit insurance. We may have significant balances owing from customers who operate in cyclical industries or who may not be able to secure sufficient credit in order to honor their obligations to us. Failure to collect a significant portion of amounts due on those receivables could have an adverse effect on our results of operations and financial condition.

     Adverse economic and financial markets conditions also may cause our suppliers to be unable to provide materials and components to us or may cause suppliers to make changes in the credit terms they extend to us, such as shortening the required payment period for our amounts owing them or reducing the maximum amount of trade credit available to us. While we have not yet experienced changes of this type, they could significantly affect our liquidity and could have an adverse effect on our results of operations and financial condition. If we are unable to successfully anticipate changing economic and financial markets conditions, we may be unable to effectively plan for and respond to those changes, and our business could be negatively affected.

Demand for equipment on which our products are installed may decrease, which could adversely affect our revenues and stockholder value.

     We sell our products primarily to manufacturers of heavy trucks, transit buses and off-road equipment. If demand for our customers’ vehicles or equipment decreases, demand for our products would decrease as well. This decrease in demand would adversely impact our revenues and stockholder value.

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

     We purchase component parts from suppliers to be used in the manufacturing of our products. If a supplier fails to provide necessary component parts, we may be unable to produce, or may face delays or cost increases in producing, certain products. These potentialities could result in a decrease in revenue, a loss of timeliness in product deliveries, and adverse impacts on our reputation in our industry. Also, if prices of raw materials that comprise our component parts and/or the component parts increase and we are not able to pass on such increase to our customers, our profit margins would decrease. Finally, if our suppliers (or any alternative suppliers from which we choose or are required to acquire components) delivers products that do not meet our specifications or cause us to fail to meet our product standards, we may face losses in revenues, reputational harm, and potentially other adverse business consequences. The occurrence of any of these events could adversely affect our results of operations and stockholder value.

Our products could be subject to product liability claims by customers and/or consumers, which would adversely affect our profit margins, results of operations and stockholder value.

     The majority of our products are used on heavy trucks and transit buses. If our products are not properly designed or built and/or personal injuries or property damages are attributed to the performance of our equipment, we could be subject to claims for damages based on theories of product liability and other legal theories. We maintain liability insurance for these personal injury and property damage risks, but not for claims that do not involve personal injury or property damage. The costs and resources to defend such claims could be substantial, and if such claims are successful, we could be responsible for paying some or all of the damages. Also, our reputation could be adversely affected, regardless of whether such claims are successful. Any of these results would adversely affect our profit margins, results of operations and stockholder value. We are currently named as a co-defendant in a product liability case that seeks class action, which is not covered by our liability insurance. Refer to ITEM 3 – LEGAL PROCEEDINGS.

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

     Financial markets in the United States and abroad have experienced extreme disruption, including severely diminished liquidity and credit availability. These conditions and the current economic downturn have impaired our ability to access credit markets and there can be no assurance that these conditions will not adversely affect our business in the future, particularly if there is further deterioration in the world financial markets and major economies.

     At September 30, 2009, we had on hand cash and cash equivalents of $9,245. During the fourth quarter of fiscal 2009, we voluntarily cancelled our revolving loan facility with GE Capital, which as of June 30, 2009 had a zero balance. We believe our cash on hand will be sufficient to meet our working capital needs on a short-term and longer-term basis without the necessity of borrowing, or attempting to borrow from a revolving loan facility. However, were we to require additional borrowing capacity, we may be unable to locate such capacity on acceptable terms or at all.

Risks related to environmental laws:

The soil and groundwater at our Portland, Oregon facility contains certain contaminants that may require us to incur substantial expense to investigate and remediate, which would adversely affect our profit margins, results from operations and stockholder value.

     The soil and groundwater at our Portland, Oregon facility contain certain contaminants. Some of this contamination has migrated offsite to neighboring properties and potentially to other properties. We have retained an environmental consulting firm to investigate the extent of the contamination and to determine what remediation will be required and the associated costs. In fiscal 2004, we entered the Oregon Department of Environmental Quality’s voluntary clean-up program and during fiscal 2004 established a liability of $950 for this matter. At September 30, 2007, we recorded an additional liability of $546 and as of September 30, 2009, this liability totaled $1,001. Our overall costs ultimately may exceed our estimates, or we may be forced to increase the amount of our estimates, either or both of which could adversely affect our financial condition, results of operations or cash flows.

Risks related to foreign operations:

     In addition to our operations in the United States, we currently operate in China, and have a sales presence in other countries such as Japan, Korea and a number of countries in the European Union, and we market our products and technologies in those and other international markets, including both industrialized and developing countries. Our combined international operations are subject to various risks common to international activities, such as:

  our ability to maintain good relations with our overseas employees and distributors and to collect amounts owed from our overseas customers;

  exposure to currency fluctuations;

  potential difficulties in enforcing contractual obligations;

  complying with a wide variety of laws and regulations, including product certification, environmental, and import and export laws;

  the challenges of operating in disparate geographies and cultures;

  political and economic instability; and

  restrictions on our ability to repatriate dividends from our subsidiaries, particularly from our Chinese subsidiary.

Fluctuations in the value of currencies could adversely affect our international sales, which would result in reduced revenues and stockholder value.

     We sell products in Canada, Belgium, Sweden, Mexico, South America, the Pacific Rim nations, Australia, China and certain member nations of the European Union; we purchase components from suppliers in China, Mexico and Europe; we have a manufacturing and sales operation in China; and we maintain a sales and technical center in Germany. For the years ended September 30, 2009, 2008 and 2007, foreign sales were approximately 37%, 46%, and 41% of net sales, respectively. Although currently a majority of our sales and purchases are made in U.S. dollars, an increasing amount of our purchases and sales are made in Chinese RMB and we anticipate that over time more of our purchases of component parts and sales of our products will be denominated in foreign currencies. We do not presently engage in any hedging of foreign currency risk. In the future, our operations in the foreign markets will likely become subject to fluctuations in currency values between the U.S. dollar and the currency of the foreign markets. Our results of operations and stockholder value could be adversely affected if currency of any of the foreign markets increases in value relative to the U.S. dollar.

Complying with the laws applicable to the United States and foreign markets may become more difficult and expensive in the future, which could adversely affect our results of operations and stockholder value.

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

     Economic and political instability may increase in the future in foreign markets. Such instability may make it more difficult to do business in those countries, may make it more expensive to operate and could disrupt supplies of components into our Portland or Suzhou facilities. If our operations were nationalized by the government of China, this could cause us to write off the value of our operations in such foreign markets and eliminate revenues generated by such operations. Any of these results could result in onetime charges or increased expenses as well as lower revenues, which would adversely affect our results of operations and harm stockholder value.

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

     We lease approximately 63,000 square feet in Suzhou, China for our Williams Controls Asia operation, approximately 500 square feet for our Shanghai, China sales office, and approximately 1,400 square feet for our Williams Controls Europe sales operation. We believe that these facilities will be adequate to meet our existing needs and our needs for the foreseeable future.

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

     On October 1, 2004, the Company was named as a co-defendant in a product liability case (Cuesta v. Ford, et al), brought in the Oklahoma State District Court located in Bryant, Oklahoma. The complaint seeks an unspecified amount of damages on behalf of the class based on allegations that certain of our products, as incorporated into certain models of Ford motor vehicles, are in some way defective. Following a number of procedural and appellate actions, the court has certified a class action, but no trial date has yet been set. Management believes the claim to be without merit and intends to continue to defend vigorously against this action, but there can be no assurance that the ultimate outcome of the lawsuit will be favorable to the Company or that the defense or the suit or its outcome will not have a material adverse effect on the Company’s business, financial condition and results of operations. The Company cannot reasonably estimate the possible loss or range of loss at this time. In addition, the Company has incurred and may incur future litigation expenses in defending against this litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2009.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Prices of Common Stock

     Our common stock is traded on the NASDAQ Global Market under the symbol “WMCO.” The following table sets forth the high and low closing prices of our common stock for each fiscal quarter for the past two fiscal years as reported on the NASDAQ Global Market:

	2009		2008
	High	Low	High	Low
First Quarter	$13.02	$6.21	$18.05	$16.25
Second Quarter	$7.81	$4.15	$16.75	$13.24
Third Quarter	$7.25	$4.95	$14.30	$12.40
Fourth Quarter	$9.40	$5.90	$13.48	$11.96

Dividend Policy

     There were 356 record holders of our common stock as of December 1, 2009. We have never paid a dividend with respect to our common stock and currently have no plans to pay a dividend on our common stock at this time.

Performance Graph

     The graph below compares the cumulative total stockholder return of our common stock with the cumulative total return of the NASDAQ Composite Index and a peer group of companies primarily traded on the NASDAQ Stock Market in the Standard Industry Classification Code 3714 (motor vehicle parts and accessories) (the “Peer Group”). The graph shows the value for the period beginning October 1, 2004 and ending September 30, 2009. The graph assumes that $100 was invested on September 30, 2004.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Williams Controls, Inc., The NASDAQ Composite Index
And A Peer Group

Total Return Analysis
	9/30/04	9/30/05	9/30/06	9/30/07	9/30/08	9/30/09
Williams Controls, Inc.	$100.00	$126.50	$211.17	$300.33	$214.67	$149.67
NASDAQ Composite	$100.00	$113.78	$121.50	$143.37	$109.15	$112.55
Peer Group	$100.00	$101.65	$124.20	$193.02	$127.85	$131.58

ITEM 6. SELECTED FINANCIAL DATA (Dollars in thousands - except per share amounts)

Consolidated Statement of Operations Data:	Year ended September 30
	2009	2008	2007	2006	2005
Net sales	$38,809	$65,781	$68,924	$74,634	$67,416
Net income (loss)	(2,009)	7,830	7,937	9,549	7,495
Net income (loss) per common share – basic	(0.27)	1.04	1.06	1.29	0.96
Net income (loss) per common share – diluted	(0.27)	1.01	1.03	1.25	0.94
Cash dividends per common share	—	—	—	—	—

Consolidated Balance Sheet Data:	September 30
	2009	2008	2007	2006	2005
Current Assets	$25,315	$29,540	$21,266	$24,037	$20,138
Current Liabilities	8,918	10,293	10,082	17,697	17,616
Working Capital	16,397	19,247	11,184	6,340	2,522
Total Assets	37,595	40,608	32,303	35,749	33,505
Long-Term Liabilities	8,587	4,667	5,052	9,790	15,308
Stockholders’ Equity	20,090	25,648	17,169	8,262	581

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands – except share and per share amounts)

     This section summarizes the significant factors affecting our consolidated results of operations, financial condition and liquidity position for the three year period ended September 30, 2009. This section should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this document, and readers should note that dollar figures in this section, other than per-share data, are presented in thousands. Statements in this report that relate to future results and events are based on our current expectations. Actual results in future periods may differ materially from those currently expected or desired because of a number of risks and uncertainties. For a discussion of factors affecting our business, see “ITEM 1 – BUSINESS” in this Annual Report on Form 10-K. Further, this section includes forward-looking statements which should be read in conjunction with the section entitled “Item 1A – Risk Factors.”

Overview

     During fiscal 2009, the pervasive and severe world-wide economic downturn had a material impact on our industry and business. We saw our net sales decrease $26,972 or 41.0% as our customers struggled with lower demand for their products and reducing inventory overhangs. We experienced significant declines in sales to our NAFTA truck customers during fiscal 2009, decreasing approximately 43% from the prior year. Sales to European and Asian customers were down even more dramatically by 60% and 44%, respectively.

     Gross margin dollars declined during fiscal 2009 due to the lower sales volumes and gross margin percentages declined primarily because overhead costs did not decline as rapidly as sales volumes, even though certain expense such as materials and labor generally fluctuated with sales volumes. Sales prices for our products and component purchases remained relatively constant during the year. Although the future remains unclear, based on comments in the popular press and available industry forecast data, it appears possible this industry downturn may continue for some time into the future. In response to this significant negative shift in the world-wide economic situation and demand for our products, during fiscal 2009 we reduced operational costs at an annualized rate of approximately $2,200. In fiscal 2009, our cash position has increased $185 over the prior year primarily through cost management efforts and reductions in inventory to balance inventory levels with sales volumes. We have not reduced our commitment to or spending on new product development and technology for existing and new customers. Although no assurances can be given, management believes that it is likely that our $9,245 in cash will be adequate to sustain the Company through this continuing economic downturn.

     As we move forward into fiscal 2010 and beyond, we will continue to work closely with our existing and potential customers to design and develop new products and adapt existing products to new applications, and to improve the performance, reliability and cost-effectiveness of our products.

Results of Operations

Financial Summary
(Dollars in Thousands)

				2008 to	2007 to
	2009	2008	2007	2009	2008
Net sales	$38,809	$65,781	$68,924	(41.0%)	(4.6)%
Cost of sales	30,173	42,960	45,152	(29.8%)	(4.9)%
Gross profit	8,636	22,821	23,772	(62.2%)	(4.0)%
Research and development	3,981	4,015	3,145	(0.8%)	27.7%
Selling	2,425	2,727	2,163	(11.1%)	26.1%
Administration	5,522	5,500	5,898	0.4%	(6.7)%
Gain from settlement of environmental claims	—	(1,072)	—	NM	NM
Realignment of operations	—	—	737	NM	NM
Operating income (loss)	$(3,292)	$11,651	$11,829

As a percentage of net sales:
Cost of sales	77.7%	65.3%	65.5%
Gross margin	22.3%	34.7%	34.5%
Research and development	10.3%	6.1%	4.6%
Selling	6.2%	4.1%	3.1%
Administration	14.2%	8.4%	8.6%
Gain from settlement of environmental claims	—	(1.6%)	—
Realignment of operations	—	—	1.1%
Operating income (loss)	(8.5%)	17.7%	17.2%

NM – not meaningful

Comparative Years Ended September 30, 2009, 2008 and 2007

				Percent Change
				2008 to	2007 to
For the Year Ended September 30:	2009	2008	2007	2009	2008
Net sales	$38,809	$65,781	$68,924	(41.0%)	(4.6%)

     Net sales decreased $26,972 for the year ended September 30, 2009 as compared to the year ended September 30, 2008. The decrease in sales results from volume reductions in essentially all of our principal markets, which we believe were due to the continued declining world economic climate and the impact that decline has had on our customers and the end markets for their products. During fiscal 2009, we have seen a significant reduction in the number of units of trucks, busses and off-road vehicles built world-wide due to the significant recessionary pressures in the United States and many parts of the rest of the world. All of our large truck OEM customers have reduced build rates, and many have taken extensive down-time in 2009. It is uncertain how protracted the current economic downturn in both the general economy and the truck and off-road markets will be world-wide and the impact it will have on us for fiscal 2010 and beyond although we do not anticipate volumes returning to pre-fiscal 2009 levels in fiscal 2010.

     In the North American market, sales to heavy truck customers were down 43% compared to fiscal 2008, which is the direct result of the overall reduction in truck build rates in North America. Our share of that market and unit pricing remained essentially unchanged from the prior year. The sales declines to our European truck customers were even more dramatic, decreasing 64% over the prior year. On a year over year basis, sales to Asia decreased 44%. Net sales to off-road customers decreased 39% as that market also experienced reduced production rates in response to the lower levels of construction activity world-wide. We expect that electronic throttle control sales generally will continue to vary directly with future changes in the economy in general and the economic climate affecting new purchases of heavy trucks, transit buses and off-road vehicles in particular. These variations are largely dependent upon, and are expected to vary directly with, production volumes in the various geographic markets in which we serve. Additionally, competitive pricing may reduce margins and gross sales.

     Net sales decreased $3,143 for the year ended September 30, 2008 as compared to the year ended September 30, 2007, primarily due to an overall decrease in the build rates of heavy trucks in the North American market. Sales to NAFTA truck customers declined 34% when compared to the same period in fiscal 2007 due primarily to timing of truck sales in the United States resulting from changes in emission standards for truck engines. The Company’s share of this market and unit pricing remained essentially unchanged from the prior year. Sales to our Asian and European truck customers increased approximately 51% and 8%, respectively, compared to the twelve months ended September 30, 2007. World-wide sales in the off-road market declined approximately 4%. The increases in sales to Asian and European truck customers helped to offset a portion of the decline from the North American truck market and world-wide off-road market.

				Percent Change
				2008 to	2007 to
For the Year Ended September 30:	2009	2008	2007	2009	2008
Gross profit	$8,636	$22,821	$23,772	(62.2%)	(4.0%)

     Gross profit was $8,636, or 22.3%, of net sales for the year ended September 30, 2009, a decrease of $14,185 from the gross profit of $22,821, or 34.7%, of net sales in the comparable fiscal 2008 period.

     The gross profit decline in fiscal 2009 is primarily driven by the 41% net decrease in sales of electronic throttle control systems to our heavy truck, transit bus and off-road customers. Our business is not entirely scalable, which means that certain overhead costs will not vary directly in proportion to sales volumes, particularly during periods of declining sales revenues. However, direct production costs such as materials and labor generally fluctuate with sales volumes. Additionally, gross profit was negatively impacted in fiscal 2009 due to settlement of outstanding labor issues and severance costs totaling approximately $320; recording a write down to the value of our remaining capitalized license fee related to adjustable pedal technology of $116 due to the significant decline in business in the recreational vehicle industry; and an overall increase in warranty costs. Offsetting some of these increases in costs were overall reductions in salary cost related to our cost reduction program in fiscal 2009.

     Gross profit was $22,821, or 34.7%, of net sales for the year ended September 30, 2008, a decrease of $951 from the gross profit of $23,772, or 34.5%, of net sales in the comparable fiscal 2007 period.

     The 4% decrease in gross profit in fiscal 2008 is primarily driven by the 34% net decrease in sales of electronic throttle control systems to North American heavy truck customers offset in part by higher European and Asian sales volumes. Beginning in late fiscal 2008, we began to see a decline in the order rates from some of our principal truck OEM’s due to recessionary pressures in the United States and other portions of the world. During fiscal 2007, we substantially completed our realignment of operations, as discussed in Note 1 in the Notes to Consolidated Financial Statements, and as a result of this realignment we experienced an overall reduction in labor costs and net material costs due to continued efforts in global sourcing and the production of our own internally developed contacting and non-contacting sensors. Overhead expenses decreased between periods, but increased slightly as a percentage of sales.

				Percent Change
				2008 to	2007 to
For the Year Ended September 30:	2009	2008	2007	2009	2008
Research and development	$3,981	$4,015	$3,145	(0.8%)	27.7%

     Research and development expenses were essentially unchanged when compared to the year ended September 30, 2008. The Company’s research and development expenditures generally will fluctuate based on the programs and products under development at any given point in time, and that fluctuation often does not coincide with sales cycles. Although our sales are down 41%, our cash flows have been negatively impacted and we instituted temporary Company-wide salary reductions in fiscal 2009, we feel it remains important that we continue our commitment to and spending for new product development and technology for existing and new customers and programs. Overall, we expect research and development expenses to increase to more normalized levels once the temporary cost reductions are eliminated.

     Research and development expenses increased $870 for the year ended September 30, 2008 compared to the same period in fiscal 2007. The increase in research and development expense is primarily attributable to operating our Conceptual Development Center, which was completed in mid fiscal 2007.

				Percent Change
				2008 to	2007 to
For the Year Ended September 30:	2009	2008	2007	2009	2008
Selling	$2,425	$2,727	$2,163	(11.1%)	26.1%

     Selling expenses decreased $302 for the year ended September 30, 2009 as compared to the same period in fiscal 2008 mainly due to lower overall travel expenses, reduction in salary costs as a result of our cost reduction program and reductions in sales commission expenses as a result of lower commission sales.

     Selling expenses increased $564 in fiscal 2008 as compared to the same period in fiscal 2007. The increase in selling expenses is mainly due to higher overall salaries and expanded selling and marketing efforts, including expenses associated with sales and marketing related travel in the European, Russian, Chinese, South American and Australian markets and increased emphasis in off-road markets world-wide.

				Percent Change
				2008 to	2007 to
For the Year Ended September 30:	2009	2008	2007	2009	2008
Administration	$5,522	$5,500	$5,898	0.4%	(6.7%)

     Administration expenses for the year ended September 30, 2009 were essentially unchanged when compared to the same period in fiscal 2008. Increases in administration expenses include a $297 non-cash compensation expense recognized in conjunction with our unfunded deferred compensation plan during fiscal 2009 and an overall increase in bad debt expense of $169. As the economic downturn progressed during fiscal 2009, we have experienced more past due accounts and collection difficulties with certain customers and accordingly have increased our collection efforts and bad debt reserves. Off-setting some of these increases in administration expenses were reductions in salary costs and director fees resulting from implementing certain cost cutting measures during fiscal 2009, including temporary Company-wide salary reductions and a 20% reduction in fees paid to the members of the Company’s Board of Directors. In addition, audit fees related to our compliance with Section 404 of the Sarbanes-Oxley Act decreased. At September 30, 2009, we are not required to be audited under the requirements of Section 404 of the Sarbanes-Oxley Act due to our public float decreasing below the required level for an audit, however we have maintained all of our internally generated internal control measures. This change resulted in a corresponding decrease in audit fees related to such services. Currently all companies will be required to comply with Sarbanes-Oxley beginning with fiscal years ending on or after June 15, 2010 and based on those current regulations, we anticipate that our public accountants will again be required to audit our system of internal controls over financial reporting for fiscal 2010.

     Administration expenses for the year ended September 30, 2008 decreased $398 as compared to the same period in fiscal 2007. The decrease in administration expenses is primarily due to a reduction in legal fees, including those associated with the class action lawsuit, which is also discussed in Note 10 in the Notes to Consolidated Financial Statements. Overall, legal fees decreased approximately 48%. Administration expense increased for design changes to our compensation structure, employee recruitment and relocation costs. Included in administration expenses for the year ended September 30, 2007 was the recording of an additional $546 of environmental liability as discussed in Note 10 in the Notes to Consolidated Financial Statements.

				Percent Change
				2008 to	2007 to
For the Year Ended September 30:	2009	2008	2007	2009	2008
Gain from settlement of environmental claims	$—	$(1,072)	$—	NM	NM

     As part of our contractual indemnity claim against Dana and contribution claims against Blount and Rosan, as described in Note 10 in the Notes to Consolidated Financial Statements, during fiscal 2008 we received cash payments totaling $735 from Dana, Blount and Rosan and shares in Dana equal to approximately $337 at the time of settlement. As of September 30, 2008, we recorded a gain of $1,072 in operating expenses in the accompanying consolidated financial statements.

				Percent Change
				2008 to	2007 to
For the Year Ended September 30:	2009	2008	2007	2009	2008
Realignment of operations	$—	$—	$737	NM	NM

     We recorded expenses of $737 for the year ended September 30, 2007 related to our realignment of operations as discussed in Note 1 in the Notes to Consolidated Financial Statements. As the realignment was complete in fiscal 2007, no realignment expense was recorded in fiscal years 2009 and 2008.

				Percent Change
				2008 to	2007 to
For the Year Ended September 30:	2009	2008	2007	2009	2008
Interest income	$(26)	$(64)	$(136)	(59.4%)	(52.9%)
Interest expense	$19	$140	$868	(86.4%)	(83.9%)

     Interest expense has continued to decrease over the last three years due to the decrease in overall borrowing. In fiscal 2009, interest expense decreased $121 compared to the same period in fiscal 2008 and in fiscal 2008 was $728 lower than fiscal 2007. As of September 30, 2009, all of our debt has been fully paid off and we have cancelled our revolving loan facility with GE Capital.

				Percent Change
				2008 to	2007 to
For the Year Ended September 30:	2009	2008	2007	2009	2008
Loss on impairment of investments	$317	$—	$—	NM	NM

     Loss on impairment of investments is a non-cash, other-than-temporary impairment charge relating to common stock of Dana during the first quarter of fiscal 2009. The impairment charge assumes no income tax benefit given the uncertainty of the Company’s ability to generate future taxable investment gains required to utilize these investment losses. Prior to recording the impairment charge, the decline in market value was carried net of tax in other comprehensive loss. Following the recording of this impairment charge, all subsequent changes in market value of our short-term investments is recorded net of tax in other comprehensive income (loss).

				Percent Change
				2008 to	2007 to
For the Year Ended September 30:	2009	2008	2007	2009	2008
Other (income) expense, net	$84	$(205)	$(1,147)	NM	NM

     Other expense of $84 in fiscal 2009 primarily consisted of losses related to the disposal of certain fixed assets. Other income of $205 in fiscal 2008 consisted primarily of a $109 gain related to the sales and disposal of certain fixed assets and foreign currency gains. Other income was $1,147 in fiscal 2007 and consisted primarily of a $769 gain from the extinguishment of old outstanding accounts payable balances of various insolvent subsidiaries as discussed in Note 5 in the Notes to Consolidated Financial Statements and a $120 gain from the extinguishment of old and disputed outstanding accounts payable balances related to an active subsidiary. Also included in other income in fiscal 2007 is a $170 gain related to the sales and disposal of certain fixed assets.

				Percent Change
				2008 to	2007 to
For the Year Ended September 30:	2009	2008	2007	2009	2008
Income tax expense (benefit)	$(1,677)	$3,950	$4,307	(142.5%)	(8.3%)

     In fiscal 2009, the Company recorded an income tax benefit of $1,677 compared to income tax expense of $3,950 in fiscal 2008 and $4,307 in fiscal 2007. The overall tax rate was 45.5% in fiscal 2009 compared to 33.5% and 35.2% in fiscal 2008 and 2007, respectively. The increase in the effective tax rate is primarily due to the mix of pretax earnings/losses between domestic and foreign jurisdictions, primarily in China. The mix of earnings combined with lower tax rates in our foreign jurisdictions caused the tax rate to exceed prior year levels. Additionally, a favorable R&D credit adjustment was recorded due to a change in United States tax law and the initial recording of our Chinese deferred tax assets during fiscal 2009 which combined to increase the tax rate by 4.0%. This increase was partially offset by a valuation allowance against an unrealized investment loss and an unfavorable Domestic Production Activities Deduction adjustment related to the federal net operating loss carry-back. The decrease in tax rate from fiscal 2008 to fiscal 2007 is primarily due to an increase in the United States Domestic Production Activities Deduction and a larger percentage of the Company’s earnings being taxed at the lower Chinese tax rate. Refer to Note 9 in the Notes to Consolidated Financial Statements for further details of changes in our overall tax rate.

Financial Condition, Liquidity and Capital Resources

     At September 30, 2009, we had on hand cash and cash equivalents of $9,245. During the fourth quarter of fiscal 2009, we cancelled our revolving loan facility with GE Capital, which as of the day of termination had a zero balance. We believe our cash on hand will be sufficient to meet our working capital needs on a short-term and longer-term basis without the necessity of borrowing, or attempting to borrow from a revolving credit facility. However, were we to require additional borrowing capacity, we may be unable to locate such capacity on acceptable terms or at all.

     Cash generated from operations was $4,238 for the year ended September 30, 2009, a decrease of $5,708 from the cash generated from operations of $9,946 for the year ended September 30, 2008. Net income (loss) plus non-cash charges for depreciation and stock based compensation contributed cash of $719 in fiscal 2009 and contributed cash of $10,305 for the year ended September 30, 2008. The decline in profitability due to the reduced sales volumes was the primary factor in the reduced cash generated by operating activities.

     Changes in working capital items generated cash of $3,566 for the year ended September 30, 2009 compared to a $408 use of cash in the corresponding prior year period. Timing of collections on receivables and lower sales levels resulted in lower receivables, which increased cash by $1,876 during fiscal 2009, compared to a use of cash of $1,563 in the prior year period. Inventories were reduced by $2,676 for the year ended September 30, 2009 compared to $937 in fiscal 2008 to match inventory volumes with lower sales volumes in fiscal 2009. Accounts payable decreased in fiscal 2009, primarily due to the lower sales and inventory purchases. Cash flows from operations for the years ended September 30, 2009 and 2008 included payments to fund our pension plans of $183 and $1,307, respectively. Although we have made reductions to our cost structure during fiscal 2009 in response to our lower sales volumes, due to the uncertain world-wide economic market and product demand from our customers we may experience periods of negative cash flow from operations.

     Cash used in investing activities was $1,861 for the year ended September 30, 2009 and $1,680 for the year ended September 30, 2008 and was comprised primarily of purchases of equipment for both periods. We expect our cash use for investing activities to at least remain constant and potentially increase in the future as we continue to purchase capital equipment to expand and support our operations worldwide. We currently anticipate spending approximately $3,000 in capital expenditures for the year ended September 30, 2010.

     Cash used in financing activities was $2,192 for the year ended September 30, 2009, compared to cash used in financing activities of $827 for the year ended September 30, 2008. In October 2008, we announced a share repurchase plan whereby the Company can, but is under no obligation, to repurchase up to $5 million of the Company’s common stock. Repurchases may be made in the open market or through bock trades, in compliance with Securities and Exchange Commission guidelines, subject to market conditions, applicable legal requirements and other factors. In fiscal 2009, we purchased 310,893 shares of common stock at a total value of $2,357, which comprises all of the cash usage for financing activities for the year. The use of cash for financing activities for fiscal 2008 primarily relates to debt payments of $1,000, slightly offset by cash proceeds of $173 from the exercise of stock options.

Contractual Obligations as of September 30, 2009

     At September 30, 2009, our contractual obligations consisted of operating lease obligations and a license agreement. We do not have any letters of credit or debt guarantees outstanding at September 30, 2009. Maturities of these contractual obligations consist of the following:

	Payments due by period
		Less than	1 – 3	3 – 5
	Total	1 year	years	years
Operating leases	$1,643	$571	$1,056	$16
MMT license - minimum
royalties	300	50	150	100
	$1,943	$621	$1,206	$116

     Certain liabilities, including those related to our pension and post-retirement benefit plans, are reported in the accompanying consolidated balance sheets but are not reflected in the table above due to the absence of stated maturities. We have net obligations at September 30, 2009 related to our pension plans and post-retirement medical plan of $5,703 and $2,819, respectively. We funded $183 to our pension plans in fiscal 2009 and we expect to make payments of $747 in fiscal 2010 to fund our pension plans.

     A debtor can only relieve itself of a liability if it has been extinguished and accordingly, a liability is considered extinguished if (a) the debtor pays the creditor and is relieved of its obligation for the liability or (b) the debtor is legally released from being the primary obligor under the liability, either judicially or by the creditor. During the year ended September 30, 2007, the Company was judicially released from and reversed $889 of old accounts payable resulting in a gain, which has been recorded in other (income) expense in the accompanying consolidated statements of operations. No amounts were released and reversed during fiscal 2009 and 2008. The Company expects to reverse amounts in future periods based on the recognition of the liabilities being judicially released of $90 in fiscal 2010; and a total of $65 in fiscal 2011 – 2016.

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

Product Warranty

     We provide a warranty covering defects arising from products sold. The product warranty liability is based on historical return rates of products and amounts for significant and specific warranty issues. The warranty is limited to a specified time period, mileage or hours of use, and varies by product, application and customer. The Company has recorded a warranty liability which, in the opinion of management, is adequate to cover such costs. While we believe our estimates are reasonable, they are subject to change and such change could be material.

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

Environmental Costs

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

     Our discount rate assumption is intended to reflect the rate at which retirement benefits could be effectively settled based upon the assumed timing of the benefit payments. To determine our discount rate, we discounted the expected benefit payments using the Citigroup Pension Liability Index yield curve. The equivalent level interest rate that produces the same present value of benefits was then determined. Our assumed rate does not differ significantly from this benchmark rate. We assumed a discount rate of 5.50% to determine our pension benefit obligations at September 30, 2009 and a rate of 6.97% to determine our net periodic benefit cost in fiscal 2009. A 1.0% decrease in these discount rates would have increased our pension benefit obligations at the end of fiscal 2009 by $1,679 and increased our net periodic benefit cost in 2009 by $126. A 1.0% increase in discount rates would have decreased our pension obligations at September 30, 2009 by $1,395 and decreased our net periodic benefit cost in 2009 by $109. To determine the discount rate for our post-retirement benefit plan, we also discounted the expected benefit payments using the Citigroup Pension Liability Index yield curve and assumed a discount rate of 5.50% to determine our post-retirement benefit obligations at September 30, 2009 and a rate of 6.80% to determine our post-retirement benefit cots in fiscal 2009. A 1.0% decrease in discount rate for our post-retirement benefit plan would have increased our post-retirement benefit obligation at September 30, 2009 by $298 and increased our post-retirement benefit expense in 2009 by $6. A 1.0% increase in discount rate would have decreased our post-retirement benefit obligation at September 30, 2009 by $251 and decreased our post-retirement benefit expense in 2009 by $6.

     To determine the expected long-term rate of return on pension plan assets, we consider the current asset allocations and the historical and expected returns on various categories of plan assets obtained from our investment portfolio manager. Information regarding our asset allocations is included in Note 8 of the Notes to Consolidated Financial Statements. A 1.0% increase or decrease in the assumed rate of return on plan assets would have impacted net periodic benefit cost in fiscal 2009 by $114. Our post-retirement plan does not contain any plan assets.

     We assumed healthcare cost trend rates for our post-retirement plan of 5.0% - 9.0% in 2009, decreasing gradually to 5.0% in 2017 and remaining at 5.0% thereafter. A 1.0% increase in assumed healthcare cost trend rates would have increased our post-retirement benefit obligation at September 30, 2009 by $261 and increased post-retirement benefit expense in 2009 by $18. A 1.0% decrease in assumed healthcare cost trend rates would have decreased the post-retirement benefit obligation by $223 at the end of fiscal 2009 and decreased post-retirement benefit expense in 2009 by $15.

Share Based Compensation Expense

     We measure compensation cost for all outstanding unvested share-based awards, and awards we grant, modify, repurchase or cancel in the future, at fair value and recognize compensation over the requisite service period for awards expected to vest. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results differ from our estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when calculating fair value including estimated stock price volatility, expected term and expected forfeitures. Factors considered in estimating forfeitures include the types of awards, employee class, and historical experience. Actual results may differ substantially from these estimates.

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

Recently Issued Accounting Standards

     In December 2008, the FASB issued authoritative guidance to require employers to provide additional disclosures about plan assets of a defined benefit pension or other post-retirement plan. These disclosures should principally include information detailing investment policies and strategies, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets and an understanding of significant concentrations of risk within plan assets. This guidance will be effective for the Company beginning in fiscal 2010 (October 1, 2009). Upon initial application, this guidance is not required to be applied to earlier periods that are presented for comparative purposes. The Company does not expect this guidance to have a material impact on its consolidated financial statements.

     In December 2007, the FASB issued authoritative guidance to affirm that the acquisition method of accounting (previously referred to as the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This guidance defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. Among other requirements, this guidance requires the acquiring entity in a business combination to recognize the identifiable assets acquired, liabilities assumed and any noncontrolling interest in the acquiree at their acquisition-date fair values, with limited exceptions, acquisition-related costs generally will be expensed as incurred. This guidance requires certain financial statement disclosures to enable users to evaluate and understand the nature and financial effects of the business combination. This guidance must be applied prospectively to business combinations that are consummated on or after October 1, 2009. Accordingly, the Company will record and disclose business combinations under the revised standard for transactions consummated, if any, on or after October 1, 2009. In addition, adjustments of certain income tax balances related to acquired deferred assets, including those acquired prior to the adoption of this new authoritative guidance, shall be reported as an increase or decrease to income tax expense.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and changes in the market value of investments. The Company’s primary market risk results from fluctuations in interest rates.

Interest Rate Risk

     The Company had a revolving loan agreement with its primary lender GE Capital, which originally expired on September 29, 2009; however, during the fourth quarter of fiscal 2009, the Company cancelled this revolving loan agreement. As of September 30, 2009, there was no balance outstanding on any loan or revolving loan agreements.

Foreign Currency Risk

     We sell our products to customers in the heavy truck, transit bus and off-road equipment industries. For the fiscal years ended September 30, 2009 and 2008, the Company had foreign sales of approximately 37% and 46% of net sales, respectively. All worldwide sales in fiscal 2009 and 2008, with the exception of $2,009 and $3,265, respectively, were denominated in U.S. dollars. During fiscal 2005, we established a manufacturing facility in Suzhou, China and we opened sales offices in Shanghai, China and Munich, Germany. We purchase components internationally for use in both our products whose sales are denominated in U.S. dollars and other currencies. Although the Company is expanding its international exposure, it does not believe that changes in future exchange rates would have a material effect on its financial position, results of operations, or cash flows at this time. As a result, the Company has not entered into forward exchange or option contracts for transactions to hedge against foreign currency risk. The Company will continue to assess its foreign currency risk as its international operations, international purchases and sales increase.

Investment Risk

     The Company does not use derivative financial or commodity instruments. The Company’s financial instruments include cash and cash equivalents, short-term investments, accounts receivable, accounts payable and long-term obligations. The Company’s cash and cash equivalents, short-term investments, accounts receivable and accounts payable balances are short-term in nature, and, thus, the Company believes they are not exposed to material investment risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Williams Controls, Inc.
Index to Consolidated Financial Statements

See pages 56-57 for Index to Exhibits

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
Williams Controls, Inc.:

     We have audited the accompanying consolidated balance sheets of Williams Controls, Inc. as of September 30, 2009 and 2008 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended September 30, 2009. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Williams Controls, Inc. as of September 30, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/ Moss Adams LLP
Portland, Oregon
December 15, 2009

Williams Controls, Inc.
Consolidated Balance Sheets
(Dollars in thousands, except per share information)

	September 30,	September 30,
	2009	2008
ASSETS
Current Assets:
Cash and cash equivalents	$9,245	$9,060
Short-term investments	286	263
Trade accounts receivable, net	6,677	10,438
Other accounts receivable	2,720	835
Inventories	5,539	8,215
Deferred income taxes	579	428
Prepaid expenses and other current assets	269	301
Total current assets	25,315	29,540

Property, plant and equipment, net	8,893	9,096
Deferred income taxes	3,019	1,446
Other assets, net	368	526
Total assets	$37,595	$40,608

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,990	$4,784
Accrued expenses	5,703	5,224
Current portion of employee benefit obligations	225	285
Total current liabilities	8,918	10,293

Long-term Liabilities:
Employee benefit obligations	8,297	4,322
Other long-term liabilities	290	345

Commitments and contingencies

Stockholders’ Equity:
Preferred stock ($.01 par value, 50,000,000 authorized)
Series C (No shares were issued and outstanding at September 30,
2009 and 2008, respectively)	—	—
Common stock ($.01 par value, 12,500,000 authorized;
7,270,820 and 7,534,642 issued and outstanding at
September 30, 2009 and 2008, respectively)	73	75
Additional paid-in capital	36,643	35,744
Accumulated deficit	(6,776)	(4,729)
Treasury stock (332,593 and 21,700 shares at September 30, 2009 and 2008)	(2,734)	(377)
Accumulated other comprehensive loss	(7,116)	(5,065)
Total stockholders’ equity	20,090	25,648
Total liabilities and stockholders’ equity	$37,595	$40,608

See accompanying notes to Consolidated Financial Statements.

     Williams Controls, Inc.
Consolidated Statements of Operations
(Dollars in thousands, except share and per share information)

	For the year ended September 30,
	2009	2008	2007
Net sales	$38,809	$65,781	$68,924
Cost of sales	30,173	42,960	45,152

Gross profit	8,636	22,821	23,772

Operating expenses
Research and development	3,981	4,015	3,145
Selling	2,425	2,727	2,163
Administration	5,522	5,500	5,898
Gain from settlement of environmental claims	—	(1,072)	—
Realignment of operations	—	—	737
Total operating expenses	11,928	11,170	11,943

Operating income (loss)	(3,292)	11,651	11,829

Other (income) expenses:
Interest income	(26)	(64)	(136)
Interest expense	19	140	868
Loss on impairment of investments	317	—	—
Other (income) loss, net	84	(205)	(1,147)
Total other (income) expenses	394	(129)	(415)

Income (loss) before income taxes	(3,686)	11,780	12,244
Income tax (benefit) expense	(1,677)	3,950	4,307

Net income (loss)	$(2,009)	$7,830	$7,937

Net income (loss) per common share – basic	$(0.27)	$1.04	$1.06

Weighted average shares used in per share calculation – basic	7,315,343	7,522,885	7,467,161

Net income (loss) per common share – diluted	$(0.27)	$1.01	$1.03

Weighted average shares used in per share calculation – diluted	7,315,343	7,747,920	7,739,627

See accompanying notes to Consolidated Financial Statements.

Williams Controls, Inc.
Consolidated Statements of Stockholders’ Equity
(Dollars in thousands)

						Other
			Additional			Comprehensive
	Common Stock		Paid-in	Accumulated	Treasury	Income	Stockholders’
	Shares	Amount	Capital	Deficit	Stock	(Loss)	Equity
Balance, September 30, 2006	7,432,844	$74	$34,014	$(20,414)	$(377)	$(5,035)	$8,262
Net income	—	—	—	7,937	—	—	7,937
Exercise of stock options	54,778	1	259	—	—	—	260
Share based compensation	7,860	—	626	—	—	—	626
Foreign currency translation adjustment	—	—	—	—	—	54	54
Impact of implementing
authoritative guidance
regarding pension and
post-retirement benefits	—	—	—	—	—	(749)	(749)
Change in pension liability adjustment	—	—	—	—	—	779	779
Balance, September 30, 2007	7,495,482	75	34,899	(12,477)	(377)	(4,951)	17,169
Net income	—	—	—	7,830	—	—	7,830
Exercise of stock options	37,198	—	173	—	—	—	173
Share based compensation	1,962	—	672	—	—	—	672
Adjustment to record
uncertain tax positions	—	—	—	(82)	—	—	(82)
Foreign currency translation adjustment	—	—	—	—	—	172	172
Change in pension liability adjustment	—	—	—	—	—	(220)	(220)
Unrealized loss, net of tax	—	—	—	—	—	(66)	(66)
Balance, September 30, 2008	7,534,642	75	35,744	(4,729)	(377)	(5,065)	25,648
Net loss	—	—	—	(2,009)	—	—	(2,009)
Exercise of stock options	41,666	—	165	—	—	—	165
Share based compensation	5,405	—	732	—	—	—	732
Repurchase of common stock	(310,893)	(2)	2	—	(2,357)	—	(2,357)
Foreign currency translation adjustment	—	—	—	—	—	6	6
Change in pension liability adjustment	—	—	—	—	—	(2,271)	(2,271)
Unrealized gain or loss of
available-for-sale securities	—	—	—	—	—	214	214
Effect of changing pension
plan measurement date	—	—	—	(38)	—	—	(38)
Balance, September 30, 2009	7,270,820	$73	$36,643	$(6,776)	$(2,734)	$(7,116)	$20,090

See accompanying notes to Consolidated Financial Statements.

Williams Controls, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(Dollars in thousands)

	For the year ended September 30,
	2009	2008	2007
Net income (loss)	$(2,009)	$7,830	$7,937
Change in pension liability adjustment, net of tax of ($1,387),
($384) and $455 in 2009, 2008 and 2007, respectively	(2,271)	(220)	779
Unrealized (gain) loss, net of tax of $126 and ($39) in 2009 and 2008, respectively	214	(66)	—
Foreign currency translation adjustments	6	172	54

Comprehensive income (loss)	$(4,060)	$7,716	$8,770

See accompanying notes to Consolidated Financial Statements.

Williams Controls, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)

	For the year ended September 30,
	2009	2008	2007
Cash flows from operating activities:
Net income (loss)	$(2,009)	$7,830	$7,937
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,996	1,803	2,005
Deferred income taxes	(444)	495	638
Share based compensation	732	672	537
Loss on impairment of investments	317	—	—
Gain on settlement of liabilities	—	—	(889)
Gain from stock settlement of environmental claims	—	(337)	—
(Gain) loss from sale and disposal of fixed assets	80	(109)	(170)
Changes in operating assets and liabilities:
Receivables, net	1,876	(1,563)	889
Inventories	2,676	937	766
Prepaid expenses and other current assets	32	(4)	36
Accounts payable and accrued expenses	(1,315)	1,132	(2,260)
Other	297	(910)	(1,070)

Net cash provided by operating activities	4,238	9,946	8,419

Cash flows from investing activities:
Payments for property, plant and equipment	(1,876)	(1,791)	(2,230)
Proceeds from sale of property, plant and equipment	15	111	182

Net cash used in investing activities	(1,861)	(1,680)	(2,048)

Cash flows from financing activities:
Repayments of debt	—	(1,000)	(7,540)
Repurchase of common stock	(2,357)	—	—
Net proceeds from exercise of stock options	165	173	260

Net cash used in financing activities	(2,192)	(827)	(7,280)

Net increase (decrease) in cash and cash equivalents	185	7,439	(909)
Cash and cash equivalents at beginning of year	9,060	1,621	2,530

Cash and cash equivalents at end of year	$9,245	$9,060	$1,621

Supplemental disclosure of cash flow information:
Interest paid	$4	$91	$644
Income taxes paid	171	2,284	4,052

Supplemental disclosure of non-cash investing and financing activities:
Pension liability adjustment	$(2,271)	$(220)	$(120)

See accompanying notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
Years Ended September 30, 2009, 2008 and 2007
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

     The preparation of consolidated financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions, based upon all known facts and circumstances, that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of issuance of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made; however, actual results could differ materially from these estimates. Estimates are used in accounting for, among other things, allowance for doubtful accounts, excess and obsolete inventory, useful lives for depreciation and amortization, future cash flows associated with impairment testing for long-lived assets, pension and post-retirement benefit obligations, product warranty, share-based compensation expense, income taxes and commitments and contingencies.

Concentration of Risk and Sales by Customer:

     For the years ended September 30, 2009, 2008 and 2007, The Volvo Group accounted for 16%, 19% and 17%: Paccar, Inc. accounted for 9%, 11% and 14%: and Daimler Trucks NA accounted for 9%, 9% and 13%, respectively. Approximately 37%, 46% and 41% of net sales in fiscal 2009, 2008 and 2007, respectively, were to customers outside of the United States, primarily in Belgium, Canada, China, France, Korea, Mexico and Sweden, and, to a lesser extent, in other European countries, South America, Pacific Rim nations and Australia. At September 30, 2009 and 2008, The Volvo Group represented 28% and 25%, Bendix Commercial Vehicle Systems represented 11% and 8%, Daimler Trucks NA represented 9% and 8%, Navistar International Corporation represented 9% and 8%, and Paccar, Inc. represented 4% and 9%, of trade accounts receivable, respectively.

Realignment of operations:

     The realignment of operations (“the Plan”) which was begun in fiscal 2006, was essentially completed by the end of the Company’s fiscal year ended September 30, 2007. The Plan included realigning its manufacturing operations as part of an ongoing effort to focus on its core product competencies and improve its global competitiveness. The Plan consisted of outsourcing all of the Company’s die casting and machining operations from its Portland, Oregon manufacturing facility to high-quality suppliers, primarily in Asia, and relocating of the Company’s assembly operations for the majority of its pneumatic products from the Portland facility to its manufacturing facility in Suzhou, China. The total costs of the plan were approximately $1.5 million and included costs related to hourly and salaried termination benefits of $605; supplier and parts qualification of $100; refurbishment of tools of $150; accelerated depreciation on certain assets of $240; and general administrative and other costs of $400. Certain of these costs are classified in financial statement line items other than realignment of operations expense. The Company recorded realignment expense of $737, for the twelve month period ended September 30, 2007, which was recorded in operating expenses in the accompanying consolidated statements of operations. No realignment expense was recorded in fiscal 2009 or 2008.

Note 2. Significant Accounting Policies

Cash and Cash Equivalents:

     Cash and cash equivalents include highly liquid investments with original maturities of three months or less.

Short-term Investments:

     Short-term investments consist of equity securities and are classified as available-for-sale securities and recorded at fair value with any unrealized gains and losses reported, net of tax, in other comprehensive income (loss). The carrying value of available-for-sale securities approximates fair value due to their short maturities.

Trade Accounts Receivable:

     The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. Trade accounts receivable are presented net of an allowance for doubtful accounts of $246 and $47 at September 30, 2009, and September 30, 2008, respectively.

Inventories:

     Inventories are valued at the lower of cost or market. Cost is determined using standard costs, which approximate the first in, first out, or FIFO method. Cost includes the acquisition of purchased components, parts and subassemblies, labor and overhead. Market with respect to raw materials is replacement cost and, with respect to work-in-process and finished goods, is net realizable value. The Company periodically reviews its inventories for excess or slow moving items and makes provisions as necessary to properly reflect inventory value.

Property, Plant and Equipment:

     Property, plant and equipment are stated at cost, net of accumulated depreciation. Property, plant and equipment are depreciated using the straight-line method over the estimated useful lives of the assets. The principal estimated lives are: 31.5 years for buildings, 5 to 12 years for machinery and equipment, and 3 to 5 years for office furniture and equipment. Maintenance and repairs are expensed as incurred.

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

Product Warranty:

The Company establishes a product warranty liability based on a percentage of product sales. The liability is based on historical return rates of products and amounts for significant and specific warranty issues, and is included in accrued expenses on the accompanying consolidated balance sheets. Warranty is limited to a specified time period, mileage or hours of use, and varies by product, application and customer. The Company has recorded a liability, which in the opinion of management, is adequate to cover such warranty costs. Warranty payments can vary significantly from year to year depending on the timing of the settlement of warranty claims with various customers. Following is a reconciliation of the changes in the Company’s warranty liability for the years ended September 30, 2009, 2008 and 2007.

Year ended September 30,	2009	2008	2007
Balance at beginning of period	$762	$1,712	$1,720
Payments	(995)	(1,359)	(1,076)
Warranty claims accrued	984	810	1,228
Adjustments and changes in estimates	—	(401)	(160)
Balance at end of period	$751	$762	$1,712

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

     During fiscal 2007, the Company recorded an adjustment for additional warranty liability of $239 related to warranty claims with one customer. The Company reviewed its assumptions for its warranty liability with this one customer, which covers a period in excess of one year, and determined an additional liability was required. This additional liability was recorded in cost of sales in the accompanying condensed consolidated statement of operations. At September 30, 2007, the Company also made an adjustment to reverse the $400 warranty liability related to is former passenger car and light truck product lines, as the warranty return period had expired.

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

Pensions and Post-retirement Benefit Obligations:

     The Company provides various benefits to certain current and former employees through defined benefit plans and retirement healthcare benefit plans. For financial reporting purposes, net periodic benefit cost and related obligations are calculated using a number of significant actuarial assumptions, including a discount rate assumption and a long-term rate of return on assets assumption. Changes in net periodic benefit cost and funding status may occur in the future due to changes in these assumptions. The funded status of defined pension and postretirement plans recognized in the statement of financial position is measured as the difference between the fair market value of the plan assets and the benefit obligation. For a defined benefit pension plan, the benefit obligation is the projected benefit obligation; for any other defined benefit postretirement plan, such as a retiree health care plan, the benefit obligation is the accumulated benefit obligation. Any over-funded status is recognized as an asset and any underfunded status is recognized as a liability.

     Projected benefit obligation is the actuarial present value as of the measurement date of all benefits attributed by the plan benefit formula to employee service rendered before the measurement date using assumptions as to future compensation levels if the plan benefit formula is based on those future compensation levels. Accumulated benefit obligation is the actuarial present value of benefits (whether vested or unvested) attributed by the plan benefit formula to employee service rendered before the measurement date and based on employee service and compensation, if applicable, prior to that date. Accumulated benefit obligation differs from projected benefit obligation in that it includes no assumption about future compensation levels.

Earnings (Losses) Per Share:

     Basic EPS is based on the weighted-average number of common shares outstanding during the period. Diluted EPS is based on the weighted-average number of common shares outstanding and the dilutive impact of common equivalent shares outstanding.

     Following is a reconciliation of basic EPS and diluted EPS:

	Year Ended			Year Ended
	September 30, 2009			September 30, 2008
			Per Share			Per Share
	Loss	Shares	Amount	Income	Shares	Amount
Basic EPS –	$(2,009)	7,315,343	$(0.27)	$7,830	7,522,885	$1.04
Effect of dilutive securities – Stock options	—	—		—	225,035

Diluted EPS –	$(2,009)	7,315,343	$(0.27)	$7,830	7,747,920	$1.01

	Year Ended
	September 30, 2007
			Per Share
	Income	Shares	Amount
Basic EPS –	$7,937	7,467,161	$1.06
Effect of dilutive securities – Stock options	—	272,466

Diluted EPS –	$7,937	7,739,627	$1.03

     At September 30, 2009, 2008 and 2007, the Company had options covering 598,769, 111,658 and 100,912 shares, respectively, which were not considered in the diluted EPS calculation since they would have been antidilutive.

Share Based Compensation:

     The Company uses the Black-Scholes option pricing model to value its stock option grants. Share-based compensation expense is recognized on a straight-line basis over the requisite service period, which equals the vesting period. When determining share-based compensation expense, the Black-Scholes option pricing model takes into account highly subjective and complex assumptions. The expected life of options granted is derived from the vesting period of the award, as well as historical exercise behavior, and represents the period of time that options granted are expected to be outstanding. Expected volatilities are based on historical volatility looking back over a period equal to the expected life. The risk-free interest rate is equal to the U.S. Treasury constant maturity with a remaining term equal to the expected life of the option on the date of grant. The Company is required to estimate forfeitures in calculating the expense related to share-based compensation. In addition, the Company is also required to reflect the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash inflow.

Contingencies:

     Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s management and legal counsel evaluate the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein. If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be recorded in the Company’s financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed. All legal costs to defend against such contingent liabilities are expensed as incurred.

Fair Value of Financial Instruments:

     The carrying amounts reflected in the accompanying consolidated balance sheet for cash and cash equivalents, short-term investments, accounts receivable, other accounts receivable, prepaid expenses and other current assets, accounts payable (excluding accounts payable related to certain insolvent subsidiaries as discussed in Note 5), and accrued expenses approximate fair value due to the short-term nature of the instruments.

Foreign Currency Translation:

     Assets and liabilities of non-domestic subsidiaries denominated in local currencies are translated into U.S. dollars at the rate of exchange at the balance sheet date and income and expenses are translated at the average rates of exchange prevailing during the year. The resulting translation adjustments are reported as a component of accumulated other comprehensive loss in stockholders’ equity.

Recently Adopted Accounting Standards:

     In June 2009, the Financial Accounting Standards Board (“FASB”) established the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the United States Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. While the Codification did not have a material impact on the Company’s consolidated financial statements upon adoption, our disclosures have been revised to describe accounting concepts and policies rather than cite specific topics of U.S. GAAP.

     In May 2009, the FASB issued authoritative guidance to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events, whether that evaluation date is the date of issuance or the date the financial statements were available to be issued, and alerts all users of financial statements that an entity has not evaluated subsequent events after that evaluation date in the financial statements being presented. The guidance is effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009. The guidance became effective for the Company on June 30, 2009. The adoption of this guidance had no impact on its consolidated financial statements. Refer to Note 15 for disclosure of the Company’s subsequent events for the current reporting period.

     In April 2009, the FASB issued authoritative guidance that principally requires publicly traded companies to provide disclosures about fair value of financial instruments in interim financial information. The adoption of this disclosure-only guidance became effective for the Company beginning in the third quarter of fiscal 2009 and the adoption of this guidance did not impact our consolidated financial statements.

     Also in April 2009, the FASB issued authoritative guidance that amends the other-than-temporary impairment guidelines in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This guidance does not amend existing recognition and measurement guidance related to other-than-temporary impairment on equity securities. This guidance became effective for the Company beginning in the third quarter of fiscal 2009 and the adoption did not impact our consolidated financial statements.

     In September 2006, the FASB issued authoritative guidance which defines fair value, establishes a framework for measuring fair value, and requires additional disclosures about a company’s financial assets and liabilities that are measured at fair value. This guidance does not change existing guidance on whether or not an instrument is carried at fair value. In February 2008, the FASB issued authoritative guidance which delayed the effective date of this guidance for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008. In October 2008, the FASB issued additional authoritative guidance which clarifies the application of determining fair value when the market for a financial asset is inactive. Specifically, this guidance clarifies how (1) management’s internal assumptions should be considered in measuring fair value when observable data are not present, (2) observable market information from an inactive market should be taken into account, and (3) the use of broker quotes or pricing services should be considered in assessing the relevance of observable and unobservable data to measure fair value. On October 1, 2008, the Company adopted the measurement and disclosure impact of this guidance only with respect to financial assets and liabilities. The adoption increased its fair value disclosures but had no impact on its financial position or results of operations. Refer to Note 6 for disclosure of the Company’s fair value measurements.

     On October 1, 2009, the Company adopted the measurement and disclosure of fair value with respect to non-financial assets and liabilities. The adoption had no impact on its financial position and results of operations and would have required no additional disclosures in these consolidated financial statements if adopted as of September 30, 2009.

Recently Issued Accounting Standards:

     In December 2008, the FASB issued authoritative guidance to require employers to provide additional disclosures about plan assets of a defined benefit pension or other post-retirement plan. These disclosures should principally include information detailing investment policies and strategies, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets and an understanding of significant concentrations of risk within plan assets. This guidance will be effective for the Company beginning in fiscal 2010 (October 1, 2009). Upon initial application, this guidance is not required to be applied to earlier periods that are presented for comparative purposes. The Company does not expect this guidance to have a material impact on its consolidated financial statements.

     In December 2007, the FASB issued authoritative guidance to affirm that the acquisition method of accounting (previously referred to as the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This guidance defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. Among other requirements, this guidance requires the acquiring entity in a business combination to recognize the identifiable assets acquired, liabilities assumed and any noncontrolling interest in the acquiree at their acquisition-date fair values, with limited exceptions, acquisition-related costs generally will be expensed as incurred. This guidance requires certain financial statement disclosures to enable users to evaluate and understand the nature and financial effects of the business combination. This guidance must be applied prospectively to business combinations that are consummated on or after October 1, 2009. Accordingly, the Company will record and disclose business combinations under the revised standard for transactions consummated, if any, on or after October 1, 2009. In addition, adjustments of certain income tax balances related to acquired deferred assets, including those acquired prior to the adoption of this new authoritative guidance, shall be reported as an increase or decrease to income tax expense.

Note 3. Inventories

     Inventories consist of the following at September 30:

	2009	2008
Raw material	$4,247	$5,578
Work in process	39	53
Finished goods	1,253	2,584
	$5,539	$8,215

Note 4. Property, Plant and Equipment

     Property, plant and equipment consist of the following at September 30:

	2009	2008
Land and land improvements	$828	$828
Buildings	4,484	4,009
Machinery and equipment	12,429	11,889
Office furniture, computers & software	4,980	4,689
Construction in progress	760	675
	23,481	22,090
Less accumulated depreciation	(14,588)	(12,994)
	$8,893	$9,096

     Depreciation expense for the years ended September 30, 2009, 2008 and 2007 was $1,996, $1,763 and $1,793, respectively.

Note 5. Settlement of Accounts Payable

     Included in the accompanying consolidated balance sheet is approximately $155 of accounts payable related to closed insolvent subsidiaries of the Company. A debtor can only relieve itself of a liability if it has been extinguished and accordingly, a liability is considered extinguished if (a) the debtor pays the creditor and is relieved of its obligation for the liability or (b) the debtor is legally released from being the primary obligor under the liability, either judicially or by the creditor. During the year ended September 30, 2007, the Company was judicially released from and reversed $889 of old accounts payable resulting in a gain, which has been recorded in other (income) expense in the accompanying consolidated statements of operations. No amounts were released and reversed during fiscal year 2008 or 2009. The Company expects to reverse amounts in future periods based on the recognition of the liabilities being judicially released of $90 in fiscal 2010; and a total of $65 in fiscal 2011 – 2016.

Note 6. Fair Value Measurement

     Financial assets and liabilities recorded at fair value in the consolidated balance sheet are categorized based upon a fair value hierarchy established by U.S. GAAP, which prioritizes the inputs used to measure fair value into the following levels:

Level 1 –	observable inputs such as quoted prices in active markets for identical assets or liabilities;

Level 2 –	inputs, other than the quoted market prices in active markets, which are observable, either directly or indirectly; and

Level 3 –	unobservable inputs for which there is little or no market data available, which require the reporting entity to develop its own assumptions.

     The following table presents information about financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2009:

	Fair Value as of
	September 30, 2009	Level 1	Level 2	Level 3
Cash and cash equivalents	$9,245	$9,245	$—	$—
Short-term investments	286	286	—	—
Total financial assets and liabilities	$9,531	$9,531	$—	$—

     We use a market approach to determine the fair value of cash and cash equivalents and short-term investments. Cash and cash equivalents include highly liquid investments with original maturities of three months or less. Short-term investments consist of available-for-sale securities. There were no assets and liabilities measured at fair value on a nonrecurring basis as of September 30, 2009.

     In the first quarter of fiscal 2009, the Company recorded a non-cash, mark-to-market impairment charge of approximately $317 relating to its investment in Dana Holding CP (“Dana”). The decision to record the impairment charge was based on the continued decline in the market value of the Dana stock, as well as the contraction of the market in which Dana operates. The Company recorded no income tax benefit on this impairment charge given the uncertainty of the Company’s ability to generate future taxable investment gains required to utilize these investment losses. Prior to the Company recording the impairment charge, the decline in market value was carried net of tax in other comprehensive loss. Following the recording of this impairment charge, all subsequent changes in market value of the Company’s short-term investments have been recorded net of tax in other comprehensive income (loss).

Note 7. Debt

     During the fourth quarter of fiscal 2009, the Company voluntarily cancelled its revolving loan facility with GE Capital, which as of the day of termination had a zero balance.

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

     The Company also provides health care and life insurance benefits for certain of its retired employees (“Post Retirement Plan”). These benefits are subject to deductibles, co-payment provisions and other limitations. The Company may amend or change the Post Retirement Plan periodically. The Company has elected to amortize the accumulated post retirement benefit obligation (“APBO”) at October 1, 1993 over twenty years as a component of post retirement benefit expense.

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

     On September 30, 2007, the Company adopted the authoritative guidance for employee benefit plans which provides guidance on expense recognition for employee benefit compensation. As part of the initial recognition of this guidance, the Company was required to recognize the overfunded or underfunded status of its defined benefit plans as an asset or liability, respectively, in its consolidated balance sheet. For the Company’s pension plans, the funded status is measured as the difference between the projected benefit obligation and the fair value of plan assets. For the Company’s post retirement plan, the funded status is measured as the difference between the accumulated postretirement benefit obligation and the fair value of plan assets. Actuarial gains or losses, and prior service costs or credits that have not yet been included in net periodic benefit expense as of the adoption date are recognized in stockholders’ equity as components of the ending balance of accumulated other comprehensive income (loss), net of tax. In future periods, the Company will recognize changes in the funded status that are not components of the current-period net periodic benefit expense as a component of other comprehensive income (loss) in the year the change occurs. This guidance also requires plans assets and obligations to be measured as of the end of the Company’s fiscal year rather than at an earlier measurement date, as allowed under previous accounting standards. The Company adopted this additional guidance as of September 30, 2009 and has changed its measurement date from August 31st to September 30th for its plans. This change in measurement date resulted in a reduction to retained earnings of $38, net of tax.

Pension Plans

     The following table reports the changes in the projected benefit obligation, the fair value of plan assets, and the determination of the amounts recognized in the consolidated balance sheets for the Company’s pension plans at September 30:

	Salaried Plan		Hourly Plan
September 30,	2009	2008	2009	2008
Accumulated benefit obligation	$5,254	$4,695	$9,146	$7,641
Change in projected benefit obligation:
Benefit obligation at beginning of year	$4,695	$4,894	$7,641	$7,613
Service cost	—	—	59	66
Interest cost	340	296	555	460
Actuarial (gain) loss	591	(153)	1,518	36
Benefits paid	(372)	(342)	(627)	(534)
Benefit obligation at end of year	$5,254	$4,695	$9,146	$7,641

Change in plan assets:
Fair value of plan assets at beginning of year	$4,291	$4,579	$6,593	$6,825
Actual return on plan assets	(552)	(383)	(819)	(568)
Employer contributions	42	437	141	870
Benefits paid	(372)	(342)	(627)	(534)
Fair value of plan assets at end of year	$3,409	$4,291	$5,288	$6,593
Funded status at end of year	$(1,845)	$(404)	$(3,858)	$(1,048)

     Weighted-average assumptions used to determine benefit obligations at September 30:

	Salaried Plan		Hourly Plan
	2009	2008	2009	2008
Discount rate	5.50%	6.97%	5.50%	6.97%
Rate of compensation increase	—	—	—	—

     The amounts included in accumulated other comprehensive losses that have not yet been recognized in net periodic benefit cost as of September 30, 2009 and 2008 consist of the following:

	Salaried Plan		Hourly Plan
	2009	2008	2009	2008
Actuarial loss	$3,206	$1,875	$5,343	$2,883
Prior service cost	—	—	32	49
	$3,206	$1,875	$5,375	$2,932

     Amounts in fiscal 2010 that will be amortized from accumulated other comprehensive loss into net periodic benefit cost include the following:

	Salaried	Hourly
	Plan	Plan
Actuarial loss	$131	$179
Prior service cost	—	14
	$131	$193

     Net periodic benefit cost for the years ended September 30 includes the following:

	Salaried Plan			Hourly Plan
Year ended September 30:	2009	2008	2007	2009	2008	2007
Service cost	$—	$—	$—	$59	$66	$118
Interest cost	340	296	294	555	460	447
Expected return on plan assets	(301)	(310)	(272)	(464)	(470)	(401)
Amortization of prior service cost	—	—	—	17	21	47
Curtailment	—	—	—	—	—	69
Recognized net actuarial loss	114	64	91	341	166	249

Net periodic benefit cost	$153	$50	$113	$508	$243	$529

     Weighted-average assumptions used to determine Net Periodic Benefit Cost for the years ended September 30:

	Salaried Plan			Hourly Plan
	2009	2008	2007	2009	2008	2007
Discount rate	6.97%	6.25%	5.85%	6.97%	6.25%	5.85%
Expected return on plan assets	6.75%	6.75%	6.75%	6.75%	6.75%	6.75%
Rate of compensation increase	—	—	—	—	—	—

     The overall expected long-term rate of return assumptions for fiscal 2009 were developed using historical and future return expectations of multiple asset classes, which were analyzed to develop a risk-free real rate of return and risk premiums for each asset class. The overall rate for each asset class was developed by combining a long-term inflation component, the risk-free real rate of return, and the associated risk premium. The weighted average rate was developed based on those overall rates and the target asset allocation of the plan.

     Plan Assets:

     The Company’s pension plan weighted-average asset allocations at September 30, 2009 and 2008, by asset category are as follows:

	Salaried Plan			Hourly Plan
			Target			Target
	2009	2008	Allocation	2009	2008	Allocation
Asset Category:
Equity securities	43%	45%	39%	43%	45%	39%
Debt securities	52%	49%	55%	52%	49%	55%
Real estate	5%	6%	6%	5%	6%	6%
Total	100%	100%	100%	100%	100%	100%

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

     Cash Flows:

     The Company expects to recognize $570 in expense in fiscal 2010 related to its pension plans and make payments of $747 in fiscal 2010.

     Based on current data and assumptions, the following benefit payments, which reflect expected future service, as appropriate, are expected to be paid over the next 10 fiscal years:

	Benefit Payments
Year ending:	Salaried Plan	Hourly Plan
2010	$370	$620
2011	360	600
2012	360	590
2013	350	610
2014	340	620
Years 2015-2019	1,830	3,030

Post Retirement Plan

     The following table sets forth the changes in benefit obligation and the determination of the amounts recognized in the consolidated balance sheets for the Post Retirement Plan at September 30:

September 30,	2009	2008
Change in benefit obligation:
Benefit obligation at beginning of year	$3,155	$3,988
Service cost	3	5
Interest cost	222	237
Actuarial (gain) loss	(141)	(792)
Benefits paid	(350)	(283)
Other	(70)	—

Benefit obligation at end of year	$2,819	$3,155

Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	350	283
Benefits paid	(350)	(283)

Fair value of plan assets at end of year	$—	$—

Funded status at end of year	$(2,819)	$(3,155)

     Weighted-average assumptions used to determine benefit obligations at September 30:

	2009	2008
Discount rate	5.50%	6.80%
Rate of compensation increase	—	—

     The amounts included in accumulated other comprehensive losses that have not yet been recognized in net periodic benefit cost as of September 30, 2009 and 2008 consist of the following:

	2009	2008
Actuarial loss	$485	$650
Prior service credit	(604)	(675)
Transition obligation	79	101
Actuarial loss	$(40)	$76

     Amounts in fiscal 2010 that will be amortized from accumulated other comprehensive loss into net periodic benefit cost include the following:

Actuarial loss	$14
Prior service credit	(136)
Transition obligation	20
$(102)

     Net periodic post retirement benefit cost for the years ended September 30 included the following:

Year ended September 30:	2009	2008	2007
Service cost	$3	$5	$6
Interest cost	222	237	220
Amortization	(95)	(34)	(22)
Net periodic post retirement benefit cost	$130	$208	$204

     Weighted-average assumptions used to determine net post retirement benefit cost for the years ended September 30:

	2009	2008	2007
Discount rate	6.80%	6.17%	5.80%

     Based on current data and assumptions, the following benefit payments, which reflect expected future service, as appropriate, are expected to be paid over the next 10 fiscal years:

Benefit
Year ending:	Payments
2010	$225
2011	223
2012	230
2013	225
2014	209
Years 2015-2019	998

     The assumed health care cost trend rate used in measuring the benefit obligation ranged between 5.0%-9.0% in the first year, declining gradually to 5.0% in 2017 and remaining at 5.0% thereafter.

     If the assumed medical costs trends were increased by 1%, the benefit obligation as of September 30, 2009 would increase by $261, and the aggregate of the services and interest cost components of the net post retirement benefit cost would be increased by $18. If the assumed medical costs trends were decreased by 1%, the benefit obligation as of September 30, 2009 would decrease by $223, and the aggregate of the services and interest cost components of the net post retirement benefit cost would be decreased by $15.

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

Other Benefit Plans

     The Company sponsors a matching 401(k) plan for salaried employees and certain union employees, in which eligible employees may elect to contribute a portion of their compensation. The Company suspended the employer match in March 2009 as part of its actions to more closely align operating costs with reduced sales volumes. The employer match was reinstated effective October 1, 2009. Employer matching contributions in fiscal 2009, 2008 and 2007 were $129, $276 and $230, respectively.

     In December 2008, the Company adopted the 2008 Deferred Compensation Plan (the “Plan”). The purpose of the Plan is to (i) provide deferred compensation to select senior management employees of the Company (“Eligible Executives”) and members of the Company’s board of directors, (ii) permit Eligible Executives to elect to defer a percentage of their base compensation and/or bonus compensation, and (iii) permit members of the Company’s board of directors to elect to defer a portion of their board fees. The initial Eligible Executives are Patrick W. Cavanagh, President and Chief Executive Officer, and Dennis E. Bunday, Executive Vice President and Chief Financial Officer. As of September 30, 2009, Mr. Cavanagh and Mr. Bunday have been awarded un-funded, fully-vested deferred compensation of $200 and $75, respectively. Payment of the deferred compensation has not been scheduled.

Note 9. Income Taxes

     The provision for income tax expense is as follows for the years ended September 30:

	2009	2008	2007
Current:
Federal	$(1,312)	$2,957	$3,208
State	(18)	467	445
Foreign	97	31	16
	(1,233)	3,455	3,669
Deferred:
Federal	(69)	428	560
State	(233)	67	78
Foreign	(142)	—	—
	(444)	495	638

Total	$(1,677)	$3,950	$4,307

     The reconciliation between the effective tax rate and the statutory federal tax rate on income or loss as a percent is as follows:

Provision	2009	2008	2007
Statutory federal income tax rate	34.0%	34.0%	34.0%
State taxes, net of federal income tax benefit	3.6	2.6	2.8
Change in deferred tax assets due to change
in state tax law	2.1	—	4.8
Abandonment of state net operating losses	—	—	4.8
Impact of foreign operations	9.5	(3.0)	(0.4)
Effect of change in valuation allowance	(1.3)	(0.5)	(9.8)
Share based compensation	(3.7)	1.1	0.6
Section 199 deduction	(1.4)	(1.5)	(0.9)
Extraterritorial income exclusion	—	—	(0.8)
Research and development credits	2.1	0.2	(1.1)
Other	0.6	0.6	1.2
	45.5%	33.5%	35.2%

     At September 30, 2009, the Company had recorded a federal and state income tax receivable of $1,188 and a foreign income tax payable of $90, which are included in other accounts receivable and accrued expenses, respectively, in the accompanying consolidated balance sheets.

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 2009 and 2008 are as follows:

	2009	2008
Deferred tax assets:
Inventories	$104	$147
Warranty liability	262	265
Accrual for compensated absences	111	149
Share based compensation	372	256
Accrual for retiree medical benefits	990	1,087
Loss from investment in affiliate (Ajay Sports, Inc.)	3,889	3,845
Tax gain on sale/leaseback	655	648
Accrued environmental obligations	373	376
Accrued other liabilities	317	293
Pension plan comprehensive loss adjustment	2,001	501
State net operating loss carryforwards	207	92
Other	133	56
Total deferred tax assets	9,414	7,715
Less valuation allowance	(5,241)	(5,216)

Deferred tax assets, net of valuation allowance	4,173	2,499

Deferred tax liabilities:
Plant and equipment	575	625

Net deferred income tax assets	$3,598	$1,874

Current deferred income tax assets	$1,280	$1,316
Long-term deferred income tax assets	8,330	6,412
Long-term deferred income tax liabilities	(771)	(638)
Valuation allowance	(5,241)	(5,216)
	$3,598	$1,874

     At September 30, 2009, the Company has approximately $4,432 of state net operating loss carry-forwards, which are available to the Company in certain state tax jurisdictions and begin to expire in 2016, if not utilized. The Company has recorded a valuation allowance against state net operating losses that it does not believe are more-likely-than-not to be utilized.

     As of September 30, 2009, the Company had unrecognized tax benefits of $81, of which $54 will favorably affect the effective tax rate, if recognized. Additionally, at September 30, 2009, interest and penalties related to the unrecognized tax benefits were $12. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. The Company believes that it is reasonably possible that unrecognized tax benefits could decrease by $12 within the 12 months of this reporting date.

     Following is a reconciliation of the Company’s unrecognized tax benefits at September 30:

	2009	2008
Beginning Balance	$104	$109
Additions based on tax positions related to the current year	—	6
Additions based on tax positions of prior years	—	63
Reductions for tax positions of prior years	(23)	—
Settlements	—	(74)
Ending Balance	$81	$104

     During the fourth quarter of fiscal 2008, the Company settled with the State of Oregon on all outstanding examination issues for tax years September 30, 2006 and prior. The settlement did not have a material adverse effect on the Company’s results of operations. The settlement liability was paid in October 2008. The Company is not currently under examination in any other states or foreign jurisdictions.

     The Company is subject to income taxes in the United States and foreign jurisdictions, which are subject to examination. The Company is no longer subject to U.S. federal, state or foreign income tax examinations for tax years ended before September 30, 2006, September 30, 2005 and December 31, 2006, respectively. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses or tax credits were generated and carried forward, and make adjustments up to the amount of the net operating loss or credit carryforward amount.

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

     The Company’s subsidiary in China is entitled to a five-year tax holiday, pursuant to which it was exempted from paying the enterprise income tax for calendar 2007, the year in which it first had positive earnings, and calendar 2008. Additionally, the Company is subject to reduced enterprise income tax rates of 10%, 11% and 12% for the calendar years 2009, 2010 and 2011, respectively.

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

     The soil and groundwater at the Company’s Portland, Oregon facility contains certain contaminants, which were deposited from approximately 1968 through 1995. Some of this contamination has migrated offsite to neighboring properties. The Company has retained an environmental consulting firm to investigate the extent of the contamination and to determine what remediation will be required and the associated costs. During fiscal 2004, the Company entered into the Oregon Department of Environmental Quality’s voluntary clean-up program and during fiscal 2004 the Company established a liability of $950 for this matter. At September 30, 2007, the Company recorded an additional liability of $546 based on remaining costs estimates determined by the Company with the help of an environmental consulting firm. As of September 30, 2009, the total liability recorded is $1,001 and is recorded in accrued expenses in the accompanying condensed consolidated balance sheet. The Company asserted and settled a contractual indemnity claim against Dana Corporation (“Dana”), from which it acquired the property, and contribution claims against the other prior owner of the property as well as businesses previously located on the property (including Blount, Inc. (“Blount”) and Rosan, Inc. (“Rosan”)) under the Federal Superfund Act and the Oregon Cleanup Law. During 2008, the Company entered into a settlement agreement with Dana, Blount and Rosan under which it received total cash payments from Dana, Blount and Rosan of $735, and shares of Dana stock equal to approximately $337 at the time of settlement, and assumed the full obligation to, and risks associated with, completing the remediation. The Company has recorded a total gain of $1,072 in the consolidated financial statements for the receipt of the cash and stock in fiscal year 2008.

     On October 1, 2004, the Company was named as a co-defendant in a product liability case (Cuesta v. Ford, et al), brought in the Oklahoma State District Court in Bryant, Oklahoma. The complaint seeks an unspecified amount of damages on behalf of the class based on allegations that certain of our products, as incorporated into certain models of Ford motor vehicles, are in some way defective. Following a number of procedural and appellate actions, the court has certified a class action, but no trial date has yet been set. Management believes the claim to be without merit and intends to continue to defend vigorously against this action, but there can be no assurance that the ultimate outcome of the lawsuit will be favorable to the Company or that the defense of the suit or its outcome will not have a material adverse effect on the Company’s business, financial condition and results of operations. The Company cannot reasonably estimate the possible loss or range of loss at this time. In addition, the Company has incurred and may incur future litigation expenses in defending against this litigation.

     The Company leases certain facilities under non-cancelable operating leases. In addition, the Company leases certain equipment used in their operations. Future minimum lease payments under all non-cancelable operating leases are approximately as follows for annual periods ending September 30,

2010	$571
2011	571
2012	439
2013	46
2014	16
Total	$1,643

     Rent expense under operating leases was $623, $707 and $436 for the years ended September 30, 2009, 2008 and 2007, respectively.

Note 11. Share Based Compensation

     The Company currently has two qualified stock option plans. The Restated 1993 Stock Option Plan (the “1993 Plan”) reserves an aggregate of 870,000 shares of the Company’s authorized common stock for the issuance of stock options. These shares may be granted to employees, officers and directors of and consultants to the Company. Under the terms of the 1993 Plan, the Company may grant “incentive stock options” or “non-qualified options” with an exercise price of not less than the fair market value on the date of grant. Options granted under the 1993 Plan have a vesting schedule, which is typically five years, determined by the Compensation Committee of the Board of Directors and expire ten years after the date of grant. At September 30, 2009 and 2008, the Company had 137,283 and 123,867 shares, respectively, available for future grants under the 1993 Plan. The non-employee Director Plan (the “1995 Plan”) reserves an aggregate of 86,666 shares of the Company’s common stock for issuance of stock options. These shares may be granted to non-employee directors of the Company. Under this plan the non-employee directors are each automatically granted 1,666 options at a price equal to the market value on the date of grant which is the date of the Annual Meeting of Stockholders each year, exercisable for 10 years after the date of the grant. These options are exercisable as to 25% of the shares thereby on the date of grant and as to an additional 25%, cumulatively on the first, second and third anniversaries of the date of grant. At September 30, 2009 and 2008 there were 20,024 and 28,354 shares, respectively, available for grant under the 1995 Plan.

     As of September 30, 2009, there was $1,300 of total unrecognized compensation costs related to nonvested stock options. That cost is expected to be recognized over a weighted average period of 2.9 years.

     The Company’s share-based compensation expenses were recorded in the following expense categories for the years ended September 30, 2009, 2008 and 2007:

	2009	2008	2007
Cost of sales	$124	$111	$74
Research and development	79	73	30
Selling	74	76	62
Administration	455	412	371
Total share-based compensation expense	$732	$672	$537
Total share-based compensation
expense (net of tax)	$620	$572	$454

     Included in the above breakdown of share-based compensation expense and as part of the employment agreement with Patrick W. Cavanagh, President and Chief Executive Officer, the Company has the option to pay Mr. Cavanagh up to 7% of his annual base salary in shares of common stock of the Company and exercised that option for each of fiscal years 2009, 2008 and 2007. In the third quarter of fiscal 2009, the Company elected to pay 7% of Mr. Cavanagh’s fiscal 2009 salary in common stock of the Company and issued 3,839 shares of restricted common stock at $5.10 per share. In the third quarter of fiscal 2008, the Company elected to pay 7% of Mr. Cavanagh’s fiscal 2008 salary in common stock of the Company by issuing him 1,364 shares of restricted common stock at $13.34 per share. In the third quarter of fiscal 2007, the Company elected to pay 7% of Mr. Cavanagh’s fiscal 2007 salary in common stock of the Company by issuing him 989 shares of restricted common stock at $16.98 per share.

     Also during the third quarter of fiscal 2009, the Company paid $5 of Dennis E. Bunday’s, Executive Vice President and Chief Financial Officer, and $3 of Mark S. Koenen’s, Vice President of Sales and Marketing, salary in common stock of the Company and issued 979 and 587 shares, respectively, of restricted common stock at $5.10 per share. All of the payments of base salary in stock to Mr. Bunday and Mr. Koenen were pursuant to each of their respective employment agreements. During the third quarter of fiscal 2008, the Company paid $5 of Mr. Bunday’s and $3 of Mr. Koenen’s salary in common stock of the Company by issuing them 374 and 224 shares, respectively, of restricted common stock at $13.34 per share. During the third quarter of fiscal 2007, the Company paid $5 of Mr. Bunday’s and $3 of Mr. Koenen’s salary in common stock of the Company by issuing them 294 and 176 shares, respectively, of restricted common stock at $16.98 per share.

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

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants issued during the years ended September 30, 2009, 2008 and 2007.

	2009	2008	2007
Risk-free interest rate	2.03%	3.55%	4.46%
Expected dividend yield	0%	0%	0%
Expected term	5.8 years	6.4 years	6.4 years
Expected volatility	46%	68%	80%

     Using the Black-Scholes methodology, the total value of options granted during the years ended September 30, 2009, 2008 and 2007, was $23, $712 and $1,526, respectively, which would be amortized over the vesting period of the options. The weighted average grant date fair value of stock options granted during the years ended September 30, 2009, 2008 and 2007 was $2.32, $8.79 and $12.40 per share, respectively.

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

     The following table summarizes stock options outstanding as of September 30, 2009:

		Weighted Average
	Shares	Exercise Price
Outstanding at September 30, 2008	645,521	$9.17
Granted	9,996	5.13
Exercised	(41,666)	3.96
Forfeited	(15,082)	11.48
Outstanding at September 30, 2009	598,769	$9.40
Exercisable at September 30, 2009	417,629	$7.76

     At September 30, 2009, the weighted average remaining contractual term of options outstanding and options exercisable was 5.9 years and 5.1 years, respectively.

     The aggregate intrinsic value of options outstanding and options exercisable at September 30, 2009 was $1,184 and $1,090, respectively (the intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option). The intrinsic value of all stock options exercised during the years ended September 30, 2009, 2008 and 2007 was $138, $421 and $640, respectively. Cash received from the exercise of stock options for the years ended September 30, 2009, 2008 and 2007 was $165, $173 and $260, respectively.

     Stock option activity during the periods indicated under the 1993 Plan is as follows:

	Shares Available	Shares Subject
	For Grant	To Options	Option Prices
Outstanding at September 30, 2006	138,449	545,436	$3.96 – 17.25
Granted	(113,068)	113,068	14.03 – 18.05
Exercised	—	(54,778)	3.96 – 15.00
Forfeited	30,090	(30,090)	3.96 – 15.00

Outstanding at September 30, 2007	55,471	573,636	3.96 – 18.05
Newly authorized	120,000	—
Granted	(71,000)	71,000	13.17 – 15.46
Exercised	—	(37,198)	3.96 – 14.03
Forfeited	19,396	(19,396)	3.96 – 17.25

Outstanding at September 30, 2008	123,867	588,042	3.96 – 18.05
Exercised	—	(41,666)	3.96
Forfeited	13,416	(13,416)	3.96 – 14.03

Outstanding at September 30, 2009	137,283	532,960	$3.96 – 18.05

     Stock option activity during the periods indicated under the 1995 Plan is as follows:

	Shares Available	Shares Subject
	For Grant	To Options	Option Prices
Outstanding at September 30, 2006	25,014	40,819	$3.96 –16.13
Granted	(9,996)	9,996	17.69
Forfeited	1,666	(1,666)	15.94

Outstanding at September 30, 2007	16,684	49,149	3.96 –17.69
Newly authorized	20,000	—
Granted	(9,996)	9,996	15.25
Forfeited	1,666	(1,666)	14.64

Outstanding at September 30, 2008	28,354	57,479	3.96 –17.69
Granted	(9,996)	9,996	5.13
Forfeited	1,666	(1,666)	16.13

Outstanding at September 30, 2009	20,024	65,809	$3.96 –17.69

     The following table summarizes information about stock options under both plans outstanding at September 30, 2009:

	Options Outstanding			Options Exercisable
	Number	Weighted
	Outstanding	Average	Weighted	Number	Weighted
Range of	at	Remaining	Average	Exercisable at	Average
Exercise	September 30,	Contractual	Exercise	September 30,	Exercise
Prices	2009	Life – Years	Price	2009	Price
$3.96 – 5.13	184,821	4.3	$4.33	177,321	$4.30
7.20 – 13.57	277,822	6.1	9.08	180,223	8.13
14.03 – 18.05	136,126	7.6	16.94	60,085	16.89
$3.96 – 18.05	598,769	5.9	$9.40	417,629	$7.76

     At September 30, 2008 and 2007, 362,833 and 316,655 options, respectively, were exercisable at weighted average exercise prices of $6.80 and $6.01 per share, respectively.

Note 12. Geographic Information

     Geographic information for revenues are allocated between the United States and International countries, depending on whether the shipments are to customers within the United States or located outside the United States. Revenues for each geographic location are as follows:

Year ended September 30,	2009	2008	2007
North America (NAFTA):
United States	$24,289	$35,240	$40,545
Canada	2,146	3,700	5,280
Mexico	1,257	2,817	3,351
	$27,692	$41,757	$49,176
Europe:
Belgium	$2,411	$5,544	$5,340
France	1,220	3,256	2,694
Sweden	1,290	4,038	4,219
Other	1,016	1,924	1,226
	$5,937	$14,762	$13,479
Asia:
Korea	$1,961	$3,800	$2,743
China	2,086	3,262	1,270
Other	806	1,539	1,691
	$4,853	$8,601	$5,704

Other:	327	661	565
Consolidated net sales	$38,809	$65,781	$68,924

Foreign sales	$14,520	$30,541	$28,379
United States sales	24,289	35,240	40,545
Consolidated net sales	$38,809	$65,781	$68,924

     During the years ended September 30, 2009, 2008 and 2007, the Company operated in two geographic reportable segments as shown in the table below.

Year ended September 30,	2009	2008	2007
Revenue – External Customers:
United States	$36,800	$62,516	$68,034
China	2,009	3,265	890
	$38,809	$65,781	$68,924
Revenue – Intersegments:
United States	$480	$1,472	$3,288
China	7,217	12,177	9,452
Other	602	626	512
Eliminations	(8,299)	(14,275)	(13,252)
	$—	$—	$—
Income before income taxes:
United States	$(4,585)	$10,642	$12,059
China	860	1,085	143
Other	39	53	42
	$(3,686)	$11,780	$12,244
Total assets:
United States	$31,745	$34,579	$27,945
China	5,723	5,887	4,242
Other	127	142	116
	$37,595	$40,608	$32,303
Long-lived assets:
United States	$7,823	$8,257	$8,141
China	1,384	1,316	1,391
Other	54	48	44
	$9,261	$9,621	$9,576

Note 13. Employment Agreements

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

Note 14. Stock Repurchase Program

     In October 2008, the Company’s Board of Directors authorized the purchase, from time to time, of up to $5,000 of shares of the Company’s common stock. Repurchases may be made in the open market or through block trades, in compliance with Securities and Exchange Commission guidelines, subject to market conditions, applicable legal requirements and other factors. The Company has no obligation to repurchase shares under the repurchase program and the timing, actual number and price of shares to be purchased will depend on the performance of the Company’s stock price, general market conditions, and various other factors within the discretion of management. As of September 30, 2009, the Company has repurchased 310,893 shares of common stock at a total value of $2,357. The Company purchased no shares under the share repurchase program in the third and fourth quarters of fiscal 2009.

Note 15. Subsequent Events

     In May 2009, the FASB issued authoritative guidance which requires disclosure of the date through which subsequent events have been evaluated, as well as whether the date is the date the financial statements were issued or the date the financial statements were available to be issued. The Company has evaluated subsequent events through December 15, 2009, the date the financial statements were issued. The Company noted no significant subsequent events have occurred through this date requiring adjustment to the financial statements or disclosures.

Note 16. Quarterly Data (unaudited)

     The following table summarizes the Company’s quarterly financial data for the past two fiscal years ended September 30, 2009 and 2008:

	First	Second	Third	Fourth
2009	Quarter	Quarter	Quarter	Quarter	Annual
Net sales	$10,691	$9,131	$8,444	$10,543	$38,809
Cost of sales	8,137	7,908	6,536	7,592	30,173
Gross profit	$2,554	$1,223	$1,908	$2,951	$8,636
Operating expenses	$3,463	$3,104	$2,541	$2,820	$11,928
Net income (loss)	$(841)	$(1,200)	$(333)	$365	$(2,009)
Earnings per common share
Basic	$(0.11)	$(0.17)	$(0.05)	$0.05	$(0.27)
Diluted	$(0.11)	$(0.17)	$(0.05)	$0.05	$(0.27)

	First	Second	Third	Fourth
2008	Quarter	Quarter	Quarter	Quarter	Annual
Net sales	$14,972	$16,484	$17,137	$17,188	$65,781
Cost of sales	10,085	10,858	10,965	11,052	42,960
Gross profit	$4,887	$5,626	$6,172	$6,136	$22,821
Operating expenses	$3,089	$2,004	$3,010	$3,067	$11,170
Net income	$1,156	$2,480	$2,197	$1,997	$7,830
Earnings per common share
Basic	$0.15	$0.33	$0.29	$0.27	$1.04
Diluted	$0.15	$0.32	$0.28	$0.26	$1.01

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

ITEM 9A(T). CONTROLS AND PROCEDURES

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

     Under the supervision and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting as of September 30, 2009. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on our assessment we believe that, as of September 30, 2009, the Company’s internal control over financial reporting are effective based on those criteria.

     This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

     There has been no change in the Company’s internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

     Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

     Information with respect to our directors and executive officers is incorporated herein by reference to the sections entitled “Election of Directors” and “Management” in our proxy statement for our 2010 Annual Meeting of Stockholders (the “2009 Proxy Statement”) to be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year ended September 30, 2009.

ITEM 11. EXECUTIVE COMPENSATION

     The section of our 2009 Proxy Statement entitled “Executive Compensation” is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The section of our 2009 Proxy Statement entitled “Securities Ownership of Certain Beneficial Owners and Management” is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

     The section of our 2009 Proxy Statement entitled “Certain Relationships and Related Party Transactions” is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The section of our 2009 Proxy Statement entitled “Independent Registered Public Accounting Firm” is incorporated herein by reference.

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

(3) Exhibits - See “Exhibit Index” beginning on page 56.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLIAMS CONTROLS, INC.

Date:	December 15, 2009	By	/ s / PATRICK W. CAVANAGH
Patrick W. Cavanagh, Director, President and
Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	December 15, 2009	By	/ s / R. EUGENE GOODSON
R. Eugene Goodson, Chairman of the Board

Date:	December 15, 2009	By	/ s / PATRICK W. CAVANAGH
Patrick W. Cavanagh, Director, President and
Chief Executive Officer

Date:	December 15, 2009	By	/ s / DENNIS E. BUNDAY
Dennis E. Bunday, Executive Vice President,
Chief Financial Officer and
Principal Accounting Officer

Date:	December 15, 2009	By	/ s / H. SAMUEL GREENAWALT
H. Samuel Greenawalt, Director

Date:	December 15, 2009	By	/ s / DOUGLAS E. HAILEY
Douglas E. Hailey, Director

Date:	December 15, 2009	By	/ s / CARLOS P. SALAS
Carlos P. Salas, Director

Date:	December 15, 2009	By	/ s / PETER E. SALAS
Peter E. Salas, Director

Date:	December 15, 2009	By	/ s / DONN J. VIOLA
Donn J. Viola, Director

Williams Controls, Inc.
Exhibit Index

Exhibit
Number	Description
3.01(a)	Certificate of Incorporation of the Registrant, as amended (Incorporated by reference to Exhibit 3.01 (a) to the Registrant’s quarterly report on Form 10-Q for the quarter ended December 31, 2006)

3.01(b)

Certificate of Amendment to Certificate of Incorporation of the Registrant, dated February 27, 1995 (Incorporated by reference to Exhibit 3.01 (b) to the Registrant’s quarterly report on Form 10-Q for the quarter ended December 31, 2006)

3.01(c)

Certificate of Amendment to Certificate of Incorporation of the Registrant, dated October 28, 2004 (Incorporated by reference to Exhibit 3.01 (c) to the Registrant’s quarterly report on Form 10-Q for the quarter ended December 31, 2006)

3.01(d)

Certificate of Amendment to Certificate of Incorporation of the Registrant, dated February 22, 2005 (Incorporated by reference to Exhibit 3.01 (d) to the Registrant’s quarterly report on Form 10-Q for the quarter ended December 31, 2006)

3.01(e)

Certificate of Amendment to Certificate of Incorporation of the Registrant, dated March 2, 2006 (Incorporated by reference to Exhibit 3.01 (e) to the Registrant’s quarterly report on Form 10-Q for the quarter ended December 31, 2006)

3.02	Restated By-Laws of the Registrant as amended July 1, 2002 (Incorporated by reference to Exhibit 3.6 to the Registrant's quarterly report on Form 10-Q, Commission File No. 000-18083, for the quarter ended June 30, 2002)

4.01	Specimen Unit Certificate (including Specimen Certificate for shares of Common Stock and Specimen Certificate for the Warrants) (Incorporated by reference to Exhibits 1.1 and 1.2 to the Registrant's Registration Statement on Form 8-A, Commission File No. 000-18083, filed with the Commission on November 1, 1989)

4.07	Certificate to Provide for the Designation, Preferences, Rights, Qualifications, Limitations or Restrictions Thereof, of the Series C Preferred Stock, 15% Redeemable Non-Convertible Series (Incorporated by reference to the Registrant’s report on Form 8-K, filed on September 29, 2004)

10.01(a)

Form of Indemnification Agreement for H. Samuel Greenawalt (Incorporated by reference to Exhibit 10.1(c) to the Registrant's annual report on Form 10-K for the fiscal year ended September 30, 1993, Commission File No. 0-18083, filed with the Commission on November 1, 1989)

10.01(b)	Form of Indemnification Agreement for Douglas E. Hailey (Incorporated by reference to Exhibit 10.1(a) to the Registrant's quarterly report on Form 10-Q for the quarter ended December 31, 2001)

10.02	The Registrant’s 1995 Stock Option Plan for Non-Employee Directors (Filed herewith)

10.03	The Registrant’s Restated 1993 Stock Option Plan (Filed herewith)

10.05	Management Services Agreement, dated as of July 1, 2002, by and among American Industrial Partners, a Delaware general partnership, and the Company (Incorporated by reference to Exhibit (d)(ix) to the Schedule TO-I/A filed on July 5, 2002)

10.10	Credit Agreement, dated September 27, 2004, among Williams, Williams Controls Industries, Inc., a wholly-owned subsidiary of Williams, and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services, Inc. (Incorporated by reference to the Registrant’s report on Form 8-K, filed on September 29, 2004)

10.11	Amended and Restated Management Services Agreement, dated September 30, 2004, among Williams, American Industrial Partners and Dolphin Advisors, LLC (Incorporated by reference to the Registrant’s report on Form 8-K, filed on September 29, 2004)

10.12	Employment Agreement with Dennis E. Bunday, Executive Vice President and Chief Financial Officer (Incorporated by reference to the Registrant’s report on Form 10-K, filed on December 14, 2007)

10.13	Employment Agreement with Patrick W. Cavanagh, President and Chief Executive Officer (Incorporated by reference to the Registrant’s report on Form 10-K, filed on December 14, 2006)

10.14	Revised Code of Ethics (Incorporated by reference to the Registrant’s report on Form 8-K, filed on October 3, 2006)

10.15	Employment Agreement with Mark S. Koenen, Vice President of Sales and Marketing (Incorporated by reference to the Registrant’s report on Form 10-K, filed on December 14, 2007)

10.16	Employment Agreement with Gary A. Hafner, Vice President of Manufacturing (Incorporated by reference to the Registrant’s report on Form 10-K, filed on December 14, 2007)

10.17	Employment Agreement with Scott J. Thiel, Vice President of Engineering and Development (Filed Herewith)

21.01	Schedule of Subsidiaries (Filed Herewith)

23.01	Consent of Moss Adams LLP, Independent Registered Public Accounting Firm (Filed herewith)

31.01	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) (Filed herewith)

31.02	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) (Filed herewith)

32.01	Certification of Patrick W. Cavanagh Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Certification of Dennis E. Bunday Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002