Form 10-Q
period 2009-12-31
WILLIAMS CONTROLS INC
filed 2010-02-05
CIK 854860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2009

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
Yes ☒ No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock as of January 31, 2010: 7,273,320

Williams Controls, Inc.

December 31, 2009

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Williams Controls, Inc.
Condensed Consolidated Balance Sheets
(Dollars in thousands, except share and per share information)
(Unaudited)

	December 31, 2009	September 30, 2009

ASSETS
Current Assets:
Cash and cash equivalents	$9,045	$9,245
Short-term investments	393	286
Trade accounts receivable, less allowance of $258 and $246 at December 31, 2009 and September 30 2009, respectively	7,010	6,677
Other accounts receivable	1,426	1,509
Inventories	5,632	5,539
Deferred income taxes	540	579
Prepaid expenses and other current assets	817	269

Total current assets	24,863	24,104

Property, plant and equipment, net	8,740	8,893
Deferred income taxes	3,032	3,019
Other assets, net	342	368

Total assets	$36,977	$36,384

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3,351	$2,990
Accrued expenses	4,068	4,492
Current portion of employee benefit obligations	225	225

Total current liabilities	7,644	7,707

Long-term Liabilities:
Employee benefit obligations	8,305	8,297
Other long-term liabilities	295	290

Commitments and contingencies

Stockholders’ Equity:
Preferred Stock ($.01 par value, 50,000,000 authorized) Series C (No shares were issued and outstanding at December 31, 2009 and September 30, 2009)	—	—
Common stock ($.01 par value, 12,500,000 authorized; 7,273,320 and 7,270,820 issued and outstanding at December 31, 2009 and September 30, 2009, respectively)	73	73
Additional paid-in capital	36,793	36,643
Accumulated deficit	(6,380)	(6,776)
Treasury stock (332,593 shares at December 31, 2009 and September 30, 2009)	(2,734)	(2,734)
Accumulated other comprehensive loss	(7,019)	(7,116)

Total stockholders’ equity	20,733	20,090

Total liabilities and stockholders’ equity	$36,977	$36,384

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

Williams Controls, Inc.
Condensed Consolidated Statements of Operations
(Dollars in thousands, except share and per share information)
(Unaudited)

	Three Months Ended December 31,

	2009	2008

Net sales	$11,709	$10,691
Cost of sales	8,123	8,137

Gross profit	3,586	2,554

Operating expenses:
Research and development	1,056	1,146
Selling	658	651
Administration	1,345	1,666

Total operating expenses	3,059	3,463

Operating income (loss)	527	(909)

Other (income) expenses:
Interest income	(4)	(13)
Interest expense	5	5
Loss on impairment of investments	—	317
Other expense, net	7	87

Total other expenses	8	396

Income (loss) before income taxes	519	(1,305)
Income tax expense (benefit)	123	(464)

Net income (loss)	$396	$(841)

Net income (loss) per common share – basic	$0.05	$(0.11)

Weighted average shares used in per share calculation – basic	7,271,065	7,463,409

Net income (loss) per common share – diluted	$0.05	$(0.11)

Weighted average shares used in per share calculation – diluted	7,375,680	7,463,409

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

Williams Controls, Inc.
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Three Months Ended December 31,

	2009	2008

Cash flows from operating activities:
Net income (loss)	$396	$(841)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	524	479
Deferred income taxes	(14)	48
Stock based compensation	138	183
Losses on impairment of investments	—	317
Loss from sale and disposal of property, plant and equipment	1	89
Changes in operating assets and liabilities
Receivables, net	(250)	3,415
Inventories	(93)	(265)
Prepaid expenses and other current assets	(548)	(748)
Accounts payable and accrued expenses	(63)	(2,253)
Other	69	(38)

Net cash provided by operating activities	160	386

Cash flows from investing activities:
Purchases of property, plant and equipment	(372)	(783)
Proceeds from sale of property, plant and equipment	—	6

Net cash used in investing activities	(372)	(777)

Cash flows from financing activities:
Net proceeds from exercise of stock options	12	—
Repurchase of common stock	—	(2,287)

Net cash provided by (used in) financing activities	12	(2,287)

Net decrease in cash and cash equivalents	(200)	(2,678)
Cash and cash equivalents at beginning of period	9,245	9,060

Cash and cash equivalents at end of period	$9,045	$6,382

Supplemental disclosure of cash flow information:
Income taxes paid	$42	$111

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

Williams Controls, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Three Months ended December 31, 2009 and 2008
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Note 1. Organization

          Williams Controls, Inc., including its wholly-owned subsidiaries as follows, are hereinafter referred to as the “Company,” “Registrant,” “we,” “our,” or “us.”

Active Subsidiaries– Williams Controls Industries, Inc. (“Williams”); Williams (Suzhou) Controls Co. Ltd. (“Williams Controls Asia”); and Williams Controls Europe GmbH (“Williams Controls Europe”); and Williams Controls India Private Limited (“Williams Controls India”).

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

Note 2. Basis of Presentation

          The accompanying unaudited interim condensed consolidated financial statements have been prepared by the Company and, in the opinion of management, reflect all material normal recurring adjustments necessary to present fairly the Company’s financial position as of December 31, 2009 and the results of operations and cash flows for the three months ended December 31, 2009 and 2008. The results of operations for the three months ended December 31, 2009 are not necessarily indicative of the results to be expected for the entire fiscal year.

          Certain information and footnote disclosures made in the last Annual Report on Form 10-K have been condensed or omitted for the interim consolidated statements. Certain costs are estimated for the full year and allocated to interim periods based on activity associated with the interim period. Accordingly, such costs are subject to year-end adjustment. It is management’s opinion that, when the interim consolidated statements are read in conjunction with the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2009 the disclosures are adequate to make the information presented not misleading. The interim consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

          Certain reclassifications of amounts reported in the prior period financial statements have been made to conform to classifications used in the current period financial statements. This reclassification was to change the presentation of certain foreign VAT accounts from a gross basis to a net basis. This reclassification did not have any impact on the Company’s results of operations or net cash provided by operating activities for the periods presented.

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

Note 3. Recently Adopted Accounting Standards

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

          In December 2008, the FASB issued authoritative guidance to require employers to provide additional disclosures about plan assets of a defined benefit pension or other post-retirement plan. These disclosures should principally include information detailing investment policies and strategies, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets and an understanding of significant concentrations of risk within plan assets. This guidance is effective for the Company beginning in fiscal 2010 (October 1, 2009). Upon initial application, this guidance is not required to be applied to earlier periods that are presented for comparative purposes. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

          In September 2006, the FASB issued authoritative guidance which defines fair value, establishes a framework for measuring fair value, and requires additional disclosures about a company’s financial assets and liabilities that are measured at fair value. This guidance does not change existing guidance on whether or not an instrument is carried at fair value. In February 2008, the FASB issued authoritative guidance which delayed the effective date of this guidance for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008. In October 2008, the FASB issued additional authoritative guidance which clarifies the application of determining fair value when the market for a financial asset is inactive. Specifically, this guidance clarifies how (1) management’s internal assumptions should be considered in measuring fair value when observable data are not present, (2) observable market information from an inactive market should be taken into account, and (3) the use of broker quotes or pricing services should be considered in assessing the relevance of observable and unobservable data to measure fair value. On October 1, 2008, the Company adopted the measurement and disclosure impact of this guidance only with respect to financial assets and liabilities. The adoption increased its fair value disclosures but had no impact on its financial position or results of operations. Refer to Note 8 for disclosure of the Company’s fair value measurements.

          On October 1, 2009, the Company adopted the measurement and disclosure of fair value with respect to non-financial assets and liabilities. The adoption had no impact on its financial position and results of operations.

Note 4. Inventories

          Inventories, net of reserves, consist of the following:

	December 31, 2009	September 30, 2009

Raw materials	$4,287	$4,247
Work in process	14	39
Finished goods	1,331	1,253

	$5,632	$5,539

Note 5. Product Warranties

          The Company establishes a product warranty liability based on a percentage of product sales. The liability is based on historical return rates of products and amounts for significant and specific warranty issues, and is included in accrued expenses in the accompanying condensed consolidated balance sheets. Warranty is limited to a specified time period, mileage or hours of use, and varies by product, application and customer. The Company has recorded a liability, which in the opinion of management, is adequate to cover such warranty costs. Warranty payments can vary significantly from year to year depending on the timing of the settlement of warranty claims with various customers. Following is a reconciliation of the changes in the Company’s warranty liability for the three months ended December 31, 2009 and 2008.

	Three Months Ended December 31,

	2009	2008

Beginning balance	$751	$762

Payments	(165)	(243)
Additional accruals	248	152

Ending balance	$834	$671

Note 6. Comprehensive Income (Loss)

          The following table summarizes the components of comprehensive income (loss):

	Three Months Ended December 31,

	2009	2008

Net income (loss)	$396	$(841)
Translation adjustment	—	1
Change of unrealized gain or loss	97	105

Comprehensive income (loss)	$493	$(735)

Note 7. Earnings (Loss) Per Share

          Basic EPS is based on the weighted-average number of common shares outstanding during the period. Diluted EPS is based on the weighted-average number of common shares outstanding and the dilutive impact of common equivalent shares outstanding.

          Following is a reconciliation of basic EPS and diluted EPS:

	Three Months Ended December 31, 2009			Three Months Ended December 31, 2008

	Income	Shares	Per Share Amount	Loss	Shares	Per Share Amount

Basic EPS –	$396	7,271,065	$0.05	$(841)	7,463,409	$(0.11)

Effect of dilutive securities – Stock options		104,615			—

Diluted EPS –	$396	7,375,680	$0.05	$(841)	7,463,409	$(0.11)

          For the three months ended December 31, 2009, the Company had options covering 364,784 shares that were not considered in the dilutive EPS calculation since they would have been antidilutive. For the three months ended December 31, 2008, the Company had options covering 636,255 shares not considered in the dilutive EPS calculation since they would have been antidilutive.

Note 8. Fair Value Measurement

          Financial assets and liabilities recorded at fair value in the consolidated balance sheet are categorized based upon a fair value hierarchy established by U.S. GAAP, which prioritizes the inputs used to measure fair value into the following levels:

Level 1 –	observable inputs such as quoted prices in active markets for identical assets or liabilities;

Level 2 –	inputs, other than the quoted market prices in active markets, which are observable, either directly or indirectly; and

Level 3 –	unobservable inputs for which there is little or no market data available, which require the reporting entity to develop its own assumptions.

          The following table presents information about financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2009:

	Fair Value as of December 31, 2009	Level 1	Level 2	Level 3

Cash and cash equivalents	$9,045	$9,045	$—	$—

Short-term investments	393	393	—	—

Total financial assets and liabilities	$9,438	$9,438	$—	$—

          We use a market approach to determine the fair value of cash and cash equivalents and short-term investments. Cash and cash equivalents include highly liquid investments with original maturities of three months or less. Short-term investments consist of available-for-sale securities. There were no assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2009.

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

Note 9. Employee Benefit Plans

Pension Plans

          The Company maintains two pension plans, an hourly employee plan and a salaried employee plan. The hourly plan covers certain of the Company’s union employees. The salaried plan covers certain salaried employees. Annual net periodic pension costs under the pension plans are determined on an actuarial basis. The Company’s policy is to fund these costs over 15 years and to fund obligations arising due to plan amendments over the period benefited by those plan amendments. The assets and liabilities are adjusted annually based on actuarial results. Disclosures regarding the components of net periodic benefit cost and contributions of pension plans are required for interim financial statement purposes and are included below:

Components of Net Periodic Benefit Cost:

	Salaried Employees Plan Three Months Ended December 31,		Hourly Employees Plan Three Months Ended December 31,

	2009	2008	2009	2008

Service cost	$—	$—	$12	$14
Interest cost	70	79	122	128
Expected return on plan assets	(55)	(70)	(87)	(107)
Amortization of prior service cost	—	—	3	4
Amortization of loss	33	26	45	79

Net periodic benefit cost	$48	$35	$95	$118

          The Company expects total contributions to its pension plans for the remainder of fiscal 2010 to be $504. During the three months ended December 31, 2009, the Company contributed $71 to the pension plans.

Post Retirement Plan

          The Company also provides health care and life insurance benefits for certain of its retired employees. These benefits are subject to deductibles, co-payment provisions and other limitations. Disclosures regarding the components of net periodic benefit cost and contributions of the Company’s post-retirement plan are required for interim financial statements and are included below. The Company did not make any contributions to the post-retirement plan for the three months ended December 31, 2009 and 2008.

Components of Net Periodic Benefit Cost:

	Post-Retirement Plan Three Months Ended December 31,

	2009	2008

Service cost	$—	$1
Interest cost	37	51
Amortization	(25)	(22)

Net periodic benefit cost	$12	$30

Note 10. Stock Repurchase Program

          In October 2008, the Company’s Board of Directors authorized the purchase, from time to time, of up to $5,000 of shares of the Company’s common stock. Repurchases may be made in the open market or through block trades, in compliance with Securities and Exchange Commission guidelines, subject to market conditions, applicable legal requirements and other factors. The Company has no obligation to repurchase shares under the repurchase program and the timing, actual number and price of shares to be purchased will depend on the performance of the Company’s stock price, general market conditions, and various other factors within the discretion of management. The Company purchased no shares under the share repurchase program in the first quarter of fiscal 2010. During the first quarter of fiscal 2009, the Company repurchased 300,141 shares of common stock at a total value of $2,287.

Note 11. Income Taxes

          The Company’s unrecognized tax benefits remained unchanged during the three months ended December 31, 2009. The Company believes that it is reasonably possible that unrecognized tax benefits could decrease by $12 within the 12 months of this reporting date.

Note 12. Commitments and Contingencies

          The Company and its subsidiaries are parties to various pending judicial and administrative proceedings arising in the ordinary course of business. The Company’s management and legal counsel have reviewed the probable outcome of these proceedings, the costs and expenses reasonably expected to be incurred, the availability and limits of the Company’s insurance coverage, and the Company’s established liabilities. While the outcome of the pending proceedings cannot be predicted with certainty, based on its review, other than the Cuesta class action lawsuit discussed below, the Company believes that any unrecorded liability that may result is not more than likely to have a material effect on the Company’s liquidity, financial condition or results of operations.

          The soil and groundwater at the Company’s Portland, Oregon facility contains certain contaminants, which were deposited from approximately 1968 through 1995. Some of this contamination has migrated offsite to neighboring properties. The Company has retained an environmental consulting firm to investigate the extent of the contamination and to determine what remediation will be required and the associated costs. During fiscal 2004, the Company entered into the Oregon Department of Environmental Quality’s voluntary clean-up program and established a liability of $950 for this matter. At September 30, 2007, the Company recorded an additional liability of $546 based on remaining costs estimates determined by the Company with the help of an environmental consulting firm. As of December 31, 2009, the total liability recorded is $1,001 and is recorded in accrued expenses in the accompanying condensed consolidated balance sheet. The Company asserted and settled a contractual indemnity claim against Dana Corporation (“Dana”), from which it acquired the property, and contribution claims against the other prior owner of the property as well as businesses previously located on the property (including Blount, Inc. (“Blount”) and Rosan, Inc. (“Rosan”)) under the Federal Superfund Act and the Oregon Cleanup Law. During 2008, the Company entered into a settlement agreement with Dana, Blount and Rosan under which it received total cash payments from Dana, Blount and Rosan of $735, and shares of Dana stock equal to approximately $337 at the time of settlement, and assumed the full obligation to, and risks associated with, completing the remediation.

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

Note 13. Share Based Compensation

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

          As of December 31, 2009 there was $1,685 of total unrecognized compensation costs related to nonvested stock options. That cost is expected to be recognized over a weighted average period of 3.7 years.

          The Company’s share-based compensation expenses were recorded in the following expense categories for the three months ended December 31, 2009 and 2008:

	Three Months Ended December 31,

	2009	2008

Cost of sales	$28	$36
Research and development	24	21
Selling	16	21
Administration	70	105

Total share-based compensation expense	$138	$183

Total share-based compensation expense (net of tax)	$125	$157

          The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants issued during the three months ended December 31, 2009 and 2008:

	Three Months Ended December 31,

	2009	2008(1)

Expected term	6.5 years	—
Expected volatility	47%	—
Risk-free interest rate	2.81%	—
Expected dividend yield	0%	—
Estimated average fair value per option granted	$4.25	—

          (1) There were no stock options granted during the three months ended December 31, 2008.

          The following table summarizes stock options outstanding as of December 31, 2009 as well as activity during the three months then ended.

	Shares	Weighted Average Exercise Price

Outstanding at September 30, 2009	598,769	$9.40
Granted	125,000	8.54
Exercised	(2,500)	4.68

Outstanding at December 31, 2009	721,269	$9.27

Exercisable at December 31, 2009	456,488	$7.80

          At December 31, 2009, the weighted average remaining contractual term of options outstanding and options exercisable was 6.4 years and 4.9 years, respectively.

          The aggregate intrinsic value of options outstanding and options exercisable at December 31, 2009 was $769 and $749, respectively (the intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option). The aggregate intrinsic value of options outstanding and options exercisable at December 31, 2008 was $682 and $613, respectively. The intrinsic value of all stock options exercised during the three months ended December 31, 2009 was $8 and the cash received from these exercises was $12. There were no stock options exercised during the three months ended December 31, 2008.

Note 14. Geographic Information

          During the three months ended December 31, 2009 and 2008, the Company operated in two geographic reportable regions as shown in the table below.

	Three Months Ended December 31,

	2009	2008

Revenue – External Customers:
United States	$11,145	$10,348
China	564	343

	$11,709	$10,691

Revenue – Intersegments:
United States	$238	$105
China	2,617	2,405
Other	190	134
Eliminations	(3,045)	(2,644)

	$—	$—

Income (loss) before income taxes:
United States	$371	$(1,508)
China	241	217
Other	(93)	(14)

	$519	$(1,305)

Note 15. Subsequent Events

          In May 2009, the FASB issued authoritative guidance which requires disclosure of the date through which subsequent events have been evaluated, as well as whether the date is the date the financial statements were issued or the date the financial statements were available to be issued. The Company has evaluated subsequent events through February 5, 2010, the date the financial statements were issued. The Company noted no significant subsequent events have occurred through this date requiring adjustment to the financial statements or disclosures.

Williams Controls, Inc.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollars in thousands, except share and per share amounts)

          This section summarizes the significant factors affecting our consolidated results of operations, financial condition and liquidity position for the three months ended December 31, 2009 and 2008. This section should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this document. Statements in this report that relate to future results and events are based on our current expectations. Actual results in future periods may differ materially from those currently expected or desired because of a number of risks and uncertainties, including, but not limited to, those risks discussed in the section entitled “Risk Factors” in our annual report on Form 10-K for the fiscal year ended September 30, 2009.

Forward-Looking Statements

          This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include all statements other than those that expressly connote an assertion of historical fact. Among others, this report includes forward looking statements that describe our plans and intentions regarding future courses of action and the possible outcomes of those intentions, and that set forth our expectations regarding our prospective financial condition, results of operations, and cash flows. Forward-looking statements can sometimes be identified by the use of forward-looking terminology, such as “may “, “will”, “should “, “expect”, “anticipate”, “estimate”, “continue,” “plans” and “intends”. Although we believe that the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are subject to risks and uncertainties that could cause us to deviate from our current plans, and could cause our actual results to differ materially from those indicated by the forward-looking statements. These risks and uncertainties are beyond our control and, in many cases, we cannot predict the risks and uncertainties that could cause our actual results to differ materially from those indicated by the forward-looking statements.

          The forward-looking statements are made as of the date hereof, and, except as otherwise required by law, we cannot undertake to update or revise these statements.

          Investors are cautioned to consider the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009 when considering forward-looking statements. If any of these items actually occur, our business, results of operations, financial condition or cash flows could be materially adversely affected.

Overview

          We design, manufacture and sell electronic throttle controls, pneumatic controls and electronic hand controls, and we have begun selling electronic sensors for heavy trucks, transit busses and off-road equipment. Electronic throttle controls send a signal proportional to throttle position to adjust the speed of electronically controlled engines. The use of electronically controlled engines is influenced primarily by emissions regulations, because these engines generally produce lower emissions. The original applications of electronic engines and electronic throttle controls were in heavy trucks and transit busses in the United States and Europe in the late 1980’s. As a result of the continuing implementation of more stringent emissions standards worldwide, demand for electronically controlled engines and electronic throttle control systems is expanding both geographically and into lower horsepower engines. China, India and Russia are in the process of implementing more stringent emissions standards for heavy trucks and transit busses. Additionally, worldwide emissions regulations have been enacted that continue to increase the use of electronic throttle controls in off-road equipment. We also produce pneumatic controls and electronic hand controls, which are sold to the same customer base as our electronic throttle controls. These products are used for vehicle control system applications such as power take-off’s and air-control applications. We believe that the demand for our products will be driven primarily by worldwide emissions legislation and the economic cycles for heavy trucks, transit busses and off-road equipment.

          As we move forward in fiscal 2010 and beyond, we will continue to work closely with our existing and potential customers to design and develop new products and adapt existing products to new applications, and to improve the performance, reliability and cost-effectiveness of our products.

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

Results of Operations

Financial Summary
(Dollars in Thousands)

	Three Months Ended December 31,

	2009	2008	Percent Change

Net sales	$11,709	$10,691	9.5%
Cost of sales	8,123	8,137	(0.2)%

Gross profit	3,586	2,554	40.4%

Research and development	1,056	1,146	(7.9)%
Selling	658	651	1.1%
Administration	1,345	1,666	(19.3)%

Operating income (loss)	$527	$(909)	158.0%

As a percentage of net sales:
Cost of sales	69.4%	76.1%
Gross margin	30.6%	23.9%
Research and development	9.0%	10.7%
Selling	5.6%	6.1%
Administration	11.5%	15.6%
Operating income (loss)	4.5%	(8.5)%

          Net sales increased to $11,709 for the first quarter of fiscal 2010. The trough of the economic cycle appears to have occurred during our third fiscal quarter of 2009 and sales have steadily increased since that time with first quarter 2010 sales being 11% higher than the fourth quarter of fiscal 2009 and 39% higher than the third quarter of fiscal 2009. Although we have seen improvement from our low point in fiscal 2009, the heavy truck industry is still significantly below levels prior to the economic downturn with our first quarter sales run rate being approximately 30% below fiscal 2008 sales levels. While we continue to closely monitor all of our costs, we remain committed to spending on new product development and technology for existing and new customers. Although no assurances can be given, management believes that it is likely that our $9,045 in cash will be adequate to sustain the Company through the foreseeable future.

Comparative – Three months ended December 31, 2009 and 2008

NM = Not Meaningful

			Percent Change

For the Three Months Ended December 31:	2009	2008	2008 to 2009

Net sales	$11,709	$10,691	9.5%

          Net sales increased $1,018 in the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009. The increase in sales results from volume increases in both the Asian and European truck markets offset slightly by a decline in the NAFTA truck market. Asian truck sales increased 132% over the prior year quarter and European truck sales were up 58% over the same period. NAFTA truck sales were down 10% when compared to the first quarter of fiscal 2009; however NAFTA truck sales were up 13% when compared to the fourth quarter of fiscal 2009. In addition, worldwide off-road sales were up 11% for the quarter ended December 31, 2009.

			Percent Change

For the Three Months Ended December 31:	2009	2008	2008 to 2009

Gross profit	$3,586	$2,554	40.4%

          Gross profit was $3,586, or 30.6% of net sales in the first quarter of fiscal 2010, an increase of $1,032 compared to the gross profit of $2,554, or 23.9% of net sales, in the comparable fiscal 2009 period.

          The increase in gross profit in the first quarter of fiscal 2010 is partially driven by the 10% net increase in sales of electronic throttle systems to our heavy truck and off-road customers and in part due to cost reduction efforts implemented in mid-fiscal 2009. In response to the economic downturn in 2009, during the second quarter of fiscal 2009, we implemented cost management efforts to reduce our operational costs to be more in line with the reduced sales volumes we were experiencing. When comparing the first quarter of fiscal 2010 with the comparable period in fiscal 2009, manufacturing overhead costs in the three months ended December 31, 2009 were 14% lower than the first quarter of fiscal 2009.

			Percent Change

For the Three Months Ended December 31:	2009	2008	2008 to 2009

Research and development	$1,056	$1,146	(7.9)%

          Research and development expenses decreased $90 for the first quarter of fiscal 2010 compared to the comparable period in fiscal 2009. The Company’s research and development expenditures generally will fluctuate based on the programs and products under development at any given point in time, and that fluctuation often does not coincide with sales cycles. Overall, we expect research and development expenses to increase slightly over fiscal 2009 levels due to additional new product design projects.

			Percent Change

For the Three Months Ended December 31:	2009	2008	2008 to 2009

Selling	$658	$651	1.1%

          Selling expenses were essentially unchanged when compared with the three month period ended December 31, 2008.

			Percent Change

For the Three Months Ended December 31:	2009	2008	2008 to 2009

Administration	$1,345	$1,666	(19.3)%

          Administration expenses for the first fiscal quarter of 2010 decreased $321 when compared with the same period in fiscal 2009. The decrease in administration expense is primarily a result of non-cash compensation expense recognized in conjunction with the Company’s unfunded deferred compensation plan that was recorded in the first quarter of fiscal 2009. In addition, the three months ended December 31, 2009 included cost reductions put into place during 2009 in response to the economic downturn whereas these reductions had not yet been implemented as of the first quarter of fiscal 2009. Offsetting these cost reductions were increases in legal fees, specifically those associated with the Cuesta class action lawsuit.

			Percent Change

For the Three Months Ended December 31:	2009	2008	2008 to 2009

Loss on impairment of investments	$—	$317	NM

          Loss on impairment of investments is a non-cash, other-than-temporary impairment charge relating to the Company’s investment in Dana Holding CP (“Dana”) during the first quarter of fiscal 2009. The impairment charge assumes no income tax benefit given the uncertainty of the Company’s ability to generate future taxable investment gains required to utilize these investment losses. Prior to and subsequent to the Company recording the impairment charge, changes in market value are carried net of tax in other comprehensive income (loss).

			Percent Change

For the Three Months Ended December 31:	2009	2008	2008 to 2009

Income tax expense (benefit)	$123	$(464)	NM

          Income tax expense (benefit) reflects an effective tax rate of 23.7% for the quarter ended December 31, 2009 compared to an effective tax rate of 35.6% for the quarter ended December 31, 2008. The effective tax rate fluctuations are primarily due to the jurisdictions in which pretax income (loss) is being earned and income tax rate differences between the domestic and foreign jurisdictions. The decrease in tax rate from fiscal 2009 to fiscal 2010 is also due in part to a provision for the United States Domestic Manufacturing Deduction in fiscal 2010.

Financial Condition, Liquidity and Capital Resources

          At December 31, 2009, we had cash and cash equivalents of $9,045. During fiscal 2009 we cancelled our revolving loan facility with GE Capital. We believe our cash on hand will be sufficient to meet our working capital needs on a short-term and longer-term basis without the necessity of establishing a new revolving credit facility. However, were we to require additional borrowing capacity, we may be unable to locate such capacity on acceptable terms or at all.

          Cash generated by operating activities was $160 for the first quarter of fiscal 2010, a decrease of $226 from the cash generated by operating activities of $386 during the first quarter of fiscal 2009. Net income (loss) plus non cash charges for depreciation and stock based compensation contributed $1,058 in the first quarter of fiscal 2010 compared to a charge of $179 in the first quarter of fiscal 2009.

          Changes in working capital items used cash of $885 in the first quarter of fiscal 2010 compared to generating cash of $111 in the first quarter of fiscal 2009. Changes in receivables for the first quarter of fiscal 2010 was a use of cash of $250 compared to a $3,415 generation of cash in the first quarter of fiscal 2009. The significant cash generation from the collection of receivables in the first quarter of fiscal 2009 was due to the reduction in sales and accounts receivable due to the deterioration of the general economy during that quarter. Inventories increased $93 in the first quarter of fiscal 2010 compared to an increase of $265 in the first quarter of fiscal 2009. Accounts payable and accrued expenses decreased in the first quarter of fiscal 2010 primarily due to seasonal payments of certain expenses, whereas the decrease in accounts payable and accrued expenses in 2009 was primarily due to the lower sales and inventory purchases plus seasonal payments of certain expenses. Cash flows from operations for the three months ended December 31, 2009 included payments to our pension plans of $71. We were not required to make any contributions for the three months ended December 31, 2008. We believe it is likely we will continue to generate positive cash from operations, however, depending on the current uncertain world-wide economic market, we could experience periods of negative cash flow from operations.

          Cash used in investing activities was $372 for the three months ended December 31, 2009 and $777 for the three months ended December 31, 2008 and was comprised primarily of purchases of equipment for both periods. We expect our cash use for investing activities to increase throughout the fiscal year as we continue to make purchases of capital equipment.

          Cash generated in financing activities was $12 for the quarter ended December 31, 2009, compared to cash used in financing activities of $2,287 for the quarter ended December 31, 2008. Cash generated for financing activities for the first quarter of fiscal 2010 relates to proceeds from the exercise of stock options. In October 2008, the Company announced a share repurchase plan whereby the Company can, but is under no obligation to, repurchase up to $5,000 of the Company’s common stock. Repurchases may be made in the open market or through block trades, in compliance with Securities and Exchange Commission guidelines, subject to market conditions, applicable legal requirements and other factors. During the first quarter of fiscal 2009, the Company purchased 300,141 shares of common stock at a total value of $2,287 and did not make any repurchases during the first quarter of fiscal 2010.

Contractual Obligations as of December 31, 2009

          At December 31, 2009, our contractual obligations consisted of operating lease obligations and a license agreement. We did not have any material letters of credit, or debt guarantees outstanding at December 31, 2009. Maturities of these contractual obligations consist of the following:

	Payments due by period

	Total	Less than 1 year	1 – 3 years	3 – 5 years

Operating leases	$1,500	$565	$931	$4
MMT license - minimum royalties	300	50	150	100

	$1,800	$615	$1,081	$104

          Certain liabilities, including those related to our pension and post-retirement benefit plans, are reported in the accompanying condensed consolidated balance sheets but are not reflected in the table above due to the absence of stated maturities. We have net obligations at December 31, 2009 related to our pension plans and post-retirement medical plan of $2,755 and $5,775, respectively. We funded $71 to our pension plans during the first quarter of fiscal 2010. We didn’t make any contribution during the first quarter of fiscal 2009. We expect to make payments to our pension plans of $504 throughout the rest of fiscal 2010.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

          Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and changes in the market value of investments. The Company’s primary market risk results from fluctuations in exchange rates of the Chinese RMB.

Interest Rate Risk

          As of December 31, 2009, there are no balances outstanding on any loan or revolving loan. The Company’s prior revolving loan agreement expired during the fourth quarter of fiscal 2009.

Foreign Currency Risk:

          We sell our products to customers in the heavy truck, transit bus and off-road equipment industries. For the three months ended December 31, 2009 and 2008, the Company had foreign sales of approximately 42% and 35% of net sales, respectively. All worldwide sales in the first quarter of fiscal 2010 and 2009, with the exception of $564 and $343, respectively, were denominated in U.S. dollars. During fiscal 2005, we established a manufacturing facility in Suzhou, China and we opened sales offices in Shanghai, China and Munich, Germany. We purchase components internationally for use in both our products whose sales are denominated in U.S. dollars and other currencies. Although the Company is expanding its international exposure, it does not believe that changes in future exchange rates would have a material effect on its financial position, results of operations, or cash flows at this time. As a result, the Company has not entered into forward exchange or option contracts for transactions to hedge against foreign currency risk. The Company will continue to assess its foreign currency risk as its international operations, international purchases and sales increase.

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

          We are a party to various pending judicial and administrative proceedings arising in the ordinary course of business. Our management and legal counsel have reviewed the probable outcome of these proceedings, the costs and expenses reasonably expected to be incurred, the availability and limits of our insurance coverage, and our established liabilities. While the outcome of the pending proceedings cannot be predicted with certainty, based on our review, other than the Cuesta class action lawsuit discussed below, we believe that any unrecorded liability that may result is not likely to have a material effect on our liquidity, financial condition or results of operations.

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

          There have been no significant changes in risk factors for the quarter ended December 31, 2009. See the information set forth in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009.

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

Restated By-Laws of the Registrant as amended July 1, 2002 (Incorporated by reference to Exhibit 3.6 to the Registrant’s quarterly report on Form 10-Q, Commission File No. 000-18083, for the quarter ended June 30, 2002)

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

WILLIAMS CONTROLS, INC.

Date: February 5, 2009	/s/ PATRICK W. CAVANAGH

Patrick W. Cavanagh
President and Chief Executive Officer

Date: February 5, 2009	/s/ DENNIS E. BUNDAY

Dennis E. Bunday
Chief Financial Officer