Form 10-Q
period 2010-03-31
WILLIAMS CONTROLS INC
filed 2010-05-11
CIK 854860

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2010

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

Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock as of April 30, 2010: 7,273,320

Williams Controls, Inc.

March 31, 2010

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Williams Controls, Inc.

Condensed Consolidated Balance Sheets

(Dollars in thousands, except share and per share information)

(Unaudited)

	March 31, 2010	September 30, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$9,560	$9,245
Short-term investments	440	286
Trade accounts receivable, net	8,018	6,677
Other accounts receivable	1,904	1,509
Inventories	5,559	5,539
Deferred income taxes	523	579
Prepaid expenses and other current assets	572	269
Total current assets	26,576	24,104

Property, plant and equipment, net	8,759	8,893
Deferred income taxes	3,049	3,019
Other assets, net	325	368
Total assets	$38,709	$36,384

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3,866	$2,990
Accrued expenses	5,496	4,492
Current portion of employee benefit obligations	225	225
Total current liabilities	9,587	7,707

Long-term Liabilities:
Employee benefit obligations	8,335	8,297
Other long-term liabilities	301	290

Commitments and contingencies

Stockholders’ Equity:
Preferred Stock ($.01 par value, 50,000,000 authorized) Series C (No shares were issued and outstanding at March 31, 2010 and September 30, 2009)	—	—
Common stock ($.01 par value, 12,500,000 authorized; 7,273,320 and 7,270,820 issued and outstanding at March 31, 2010 and September 30, 2009, respectively)	73	73
Additional paid-in capital	36,949	36,643
Accumulated deficit	(6,813)	(6,776)
Treasury stock (332,593 shares at March 31, 2010 and September 30, 2009)	(2,734)	(2,734)
Accumulated other comprehensive loss	(6,989)	(7,116)
Total stockholders’ equity	20,486	20,090
Total liabilities and stockholders’ equity	$38,709	$36,384

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

Williams Controls, Inc.

Condensed Consolidated Statements of Operations

(Dollars in thousands, except share and per share information)

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010		2009
Net sales	$12,649	$9,131		$24,358		$19,822
Cost of sales	9,294	7,908		17,416		16,045
Gross profit	3,355	1,223		6,942		3,777
Operating expenses:
Research and development	1,160	1,010		2,216		2,156
Selling	761	630		1,419		1,281
Administration	1,451	1,464		2,796		3,130
Class action provision	775	—		775		—
Total operating expenses	4,147	3,104		7,206		6,567
Operating loss	(792)	(1,881)		(264)		(2,790)

Other (income) expenses:
Interest income	(4)	(3)		(7)		(16)
Interest expense	4	5		9		10
Loss on impairment of investments	—	—		—		317
Other (income) expense, net	(64)	—		(57)		87
Total other expenses	(64)	2		(55)		398
Loss before income taxes	(728)	(1,883)		(209)		(3,188)
Income tax benefit	(296)	(683)		(172)		(1,147)
Net loss	$(432)	$(1,200)	$	(37)	$	(2,041)
Net loss per common share – basic and diluted	$(0.06)	$(0.17)		$(0.01)		$(0.28)
Weighted average shares used in per share calculation – basic and diluted	7,273,320	7,256,206		7,272,180		7,361,286

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

Williams Controls, Inc.

Condensed Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Six Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(37)	$(2,041)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,055	983
Deferred income taxes	(31)	(10)
Stock-based compensation	294	374
Loss on impairment of investments	-	317
(Gain) loss from sale and disposal of property, plant and equipment	(10)	80
Changes in operating assets and liabilities
Receivables, net	(1,736)	3,732
Inventories	(20)	973
Prepaid expenses and other current assets	(303)	(299)
Accounts payable and accrued expenses	1,956	(2,915)
Other	116	104
Net cash provided by operating activities	1,284	1,298

Cash flows from investing activities:
Purchases of property, plant and equipment	(998)	(1,346)
Proceeds from sale of property, plant and equipment	17	15
Net cash used in investing activities	(981)	(1,331)

Cash flows from financing activities:
Net proceeds from exercise of stock options	12	165
Repurchase of common stock	—	(2,357)
Net cash provided by (used in) financing activities	12	(2,192)

Net increase (decrease) in cash and cash equivalents	315	(2,225)
Cash and cash equivalents at beginning of period	9,245	9,060

Cash and cash equivalents at end of period	$9,560	$6,835

Supplemental disclosure of cash flow information:
Income taxes paid	$261	$111

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

Williams Controls, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Three and Six Months ended March 31, 2010 and 2009

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

Inactive Subsidiaries– Aptek Williams, Inc. (“Aptek”); Premier Plastic Technologies, Inc. (“PPT”); ProActive Acquisition Corporation (“ProActive”); WMCO-Geo (“GeoFocus”); NESC Williams, Inc. (“NESC”); Williams Technologies, Inc. (“Technologies”); Williams World Trade, Inc. (“WWT”); Techwood Williams, Inc. (“TWI”); Agrotec Williams, Inc. (“Agrotec”) and our 80% owned subsidiaries Hardee Williams, Inc. (“Hardee”) and Waccamaw Wheel Williams, Inc. (“Waccamaw”).

Note 2. Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared by the Company and, in the opinion of management, reflect all material normal recurring adjustments necessary to present fairly the Company’s financial position as of March 31, 2010 and the results of operations and cash flows for the six months ended March 31, 2010 and 2009. The results of operations for the three and six months ended March 31, 2010 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

In December 2008, the FASB issued authoritative guidance to require employers to provide additional disclosures about plan assets of a defined benefit pension or other post-retirement plan. These disclosures include information detailing investment policies and strategies, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets and an understanding of significant concentrations of risk within plan assets. This guidance was effective for the Company beginning in fiscal 2010 (October 1, 2009). This guidance is not required to be applied to earlier periods that are presented for comparative purposes and the adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

In February 2008, the FASB issued guidance which is effective for specified fair value measures of non-financial assets and liabilities for financial statements issued for fiscal years beginning after November 15, 2008. Adoption of this guidance in the first quarter of fiscal 2010 did not have any impact on the Company’s consolidated financial statements.

Note 4. Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less. At March 31, 2010, cash and cash equivalents primarily consisted of cash deposits and an overnight sweep account held in one major U.S. financial institution. At March 31, 2010, approximately 89% of the Company’s cash and cash equivalents were held with one major financial institution in the United States with the remainder held in foreign banks or foreign currency denominated accounts. The Company maintains cash balances in bank accounts that normally exceed FDIC insured limits. As of March 31, 2010, cash and cash equivalents held in the United States exceeded federally insured limits by approximately $8,278. The Company has not experienced any losses related to this cash concentration.

Note 5. Trade Accounts Receivable

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. Trade accounts receivable are presented net of an allowance for doubtful accounts of $253 and $246 at March 31, 2010 and September 30, 2009, respectively. Activity related to the allowance for doubtful accounts consisted of the following:

	March 31, 2010	September 30, 2009
Beginning balance	$246	$47
Charges to bad debt expense	32	233
Write-offs, recoveries and adjustments	(25)	(34)
Ending balance	$253	$246

Note 6. Inventories

Inventories, net of reserves, consist of the following:

	March 31, 2010	September 30, 2009
Raw materials	$4,212	$4,247
Work in process	47	39
Finished goods	1,300	1,253
	$5,559	$5,539

Note 7. Accrued Expenses

Accrued expenses consist of the following:

	March 31, 2010	September 30, 2009
Environmental liability	$1,001	$1,001
Accrued product warranty	1,164	751
Accrued compensation and benefits	1,735	1,830
Class action provision	775	—
Other	821	910
	$5,496	$4,492

For further discussion related to the Company’s environmental liability, class action provision and product warranty liability, refer to Notes 15 and 8, respectively.

Note 8. Product Warranties

The Company establishes a product warranty liability based on a percentage of product sales. The liability is based on historical return rates of products and amounts for significant and specific warranty issues, and is included in accrued expenses in the accompanying condensed consolidated balance sheets. Warranty is limited to a specified time period, mileage or hours of use, and varies by product, application and customer. The Company has recorded a liability, which in the opinion of management, is adequate to cover such warranty costs. Warranty payments can vary significantly from year to year depending on the timing of the settlement of warranty claims with various customers. Following is a reconciliation of the changes in the Company’s warranty liability for the three months and six months ended March 31, 2010 and 2009.

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
Beginning balance	$834	$671	$751	$762
Payments	(138)	(358)	(303)	(601)
Additional accruals	468	425	716	577
Ending balance	$1,164	$738	$1,164	$738

Note 9. Comprehensive Income (Loss)

The following table summarizes the components of comprehensive income (loss):

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
Net loss	$(432)	$(1,200)	$(37)	$(2,041)
Translation adjustment	—	2	—	3
Change in unrealized gain or loss	30	(26)	127	79
Comprehensive income (loss)	$(402)	$(1,224)	$90	$(1,959)

Note 10. Loss Per Share

Basic EPS is based on the weighted-average number of common shares outstanding during the period. Diluted EPS is based on the weighted-average number of common shares outstanding and the dilutive impact of common equivalent shares outstanding.

For the three and six months ended March 31, 2010, the Company had options covering 805,392 shares that were not considered in the dilutive EPS calculation since they would have been antidilutive. For the three and six months ended March 31, 2009, the Company had options covering 600,269 shares not considered in the dilutive EPS calculation since they would have been antidilutive.

Note 11. Fair Value Measurement

Financial assets and liabilities recorded at fair value in the consolidated balance sheet are categorized based upon a fair value hierarchy established by U.S. GAAP, which prioritizes the inputs used to measure fair value into the following levels:

Level 1 –	observable inputs such as quoted prices in active markets for identical assets or liabilities;

Level 2 –	inputs, other than the quoted market prices in active markets, which are observable, either directly or indirectly; and

Level 3 –	unobservable inputs for which there is little or no market data available, which require the reporting entity to develop its own assumptions.

The following table presents information about financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2010:

	Fair Value as of March 31, 2010	Level 1	Level 2	Level 3
Cash and cash equivalents	$9,560	$9,560	$—	$—
Short-term investments	440	440	—	—
Total financial assets and liabilities	$10,000	$10,000	$—	$—

We use a market approach to determine the fair value of cash and cash equivalents and short-term investments. Cash and cash equivalents include highly liquid investments with original maturities of three months or less. Short-term investments consist of available-for-sale securities. There were no assets and liabilities measured at fair value on a nonrecurring basis as of March 31, 2010.

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

Note 12. Employee Benefit Plans

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

Components of Net Periodic Benefit Cost:

	Salaried Employees Plan
	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
Service cost	$—	$—	$—	$—
Interest cost	70	79	140	158
Expected return on plan assets	(55)	(70)	(110)	(140)
Amortization of prior service cost	—	—	—	—
Amortization of loss	33	26	66	52
Net periodic benefit cost	$48	$35	$96	$70

	Hourly Employees Plan
	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
Service cost	$12	$14	$24	$28
Interest cost	122	128	244	256
Expected return on plan assets	(87)	(107)	(174)	(214)
Amortization of prior service cost	3	4	6	8
Amortization of loss	45	79	90	158
Net periodic benefit cost	$95	$118	$190	$236

The Company expects total contributions to its pension plans for the remainder of fiscal 2010 to be $430. During the six months ended March 31, 2010, the Company contributed $142 to the pension plans.

Post Retirement Plan

The Company also provides health care and life insurance benefits for certain of its retired employees. These benefits are subject to deductibles, co-payment provisions and other limitations. Disclosures regarding the components of net periodic benefit cost and contributions of the Company’s post-retirement plan are required for interim financial statements and are included below. The Company did not make any contributions to the post-retirement plan for the three months ended March 31, 2010 and 2009.

Components of Net Periodic Benefit Cost:

	Post-Retirement Plan
	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
Service cost	$—	$1	$—	$2
Interest cost	37	51	74	102
Amortization	(25)	(22)	(50)	(44)
Net periodic benefit cost	$12	$30	$24	$60

Note 13. Stock Repurchase Program

In October 2008, the Company’s Board of Directors authorized the purchase, from time to time, of up to $5,000 of shares of the Company’s common stock. Repurchases may be made in the open market or through block trades, in compliance with Securities and Exchange Commission guidelines, subject to market conditions, applicable legal requirements and other factors. The Company has no obligation to repurchase shares under the repurchase program and the timing, actual number and price of shares to be purchased will depend on the performance of the Company’s stock price, general market conditions, and various other factors within the discretion of management. The Company purchased no shares under the share repurchase program in the first two quarters of fiscal 2010. As of March 31, 2009, the Company had repurchased 310,893 shares of common stock at a total value of $2,357.

Note 14. Income Taxes

The Company’s unrecognized tax benefits remained unchanged during the six months ended March 31, 2010. The Company believes that it is reasonably possible that unrecognized tax benefits could decrease by $12 within the 12 months of this reporting date.

The Company’s subsidiary in China is entitled to a five-year tax holiday, pursuant to which it was exempted from paying the enterprise income tax for calendar year 2007, the year in which it first had positive earnings, and calendar year 2008. Additionally, the Company is eligible for reduced enterprise income tax rates of 10%, 11% and 12% for the calendar years 2009, 2010 and 2011, respectively. The income tax benefit of the tax holiday for the six months ended March 31, 2010 and March 31, 2009 were $209 and $92, respectively. The per share effect of the tax holiday on a fully diluted basis for the same period were $0.03 and $0.01, respectively.

Note 15. Commitments and Contingencies

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

The soil and groundwater at the Company’s Portland, Oregon facility contains certain contaminants, which were deposited from approximately 1968 through 1995. Some of this contamination has migrated offsite to neighboring properties. The Company has retained an environmental consulting firm to investigate the extent of the contamination and to determine what remediation will be required and the associated costs. During fiscal 2004, the Company entered into the Oregon Department of Environmental Quality’s voluntary clean-up program and established a liability of $950 for this matter. At September 30, 2007, the Company recorded an additional liability of $546 based on remaining costs estimates determined by the Company with the help of an environmental consulting firm. As of March 31, 2010, the total liability recorded is $1,001 and is recorded in accrued expenses in the accompanying condensed consolidated balance sheet. The Company asserted and settled a contractual indemnity claim against Dana Corporation (“Dana”), from which it acquired the property, and contribution claims against the other prior owner of the property as well as businesses previously located on the property (including Blount, Inc. (“Blount”) and Rosan, Inc. (“Rosan”)) under the Federal Superfund Act and the Oregon Cleanup Law. During 2008, the Company entered into a settlement agreement with Dana, Blount and Rosan under which it received total cash payments from Dana, Blount and Rosan of $735, and shares of Dana stock equal to approximately $337 at the time of settlement, and assumed the full obligation to, and risks associated with, completing the remediation.

On October 1, 2004, the Company was named as a co-defendant in a product liability case (Cuesta v. Ford, et al), brought in the Oklahoma State District Court in Bryant, Oklahoma. The complaint seeks an unspecified amount of damages on behalf of the class based on allegations that certain of our products, as incorporated into certain models of Ford motor vehicles, are in some way defective. Following a number of procedural and appellate actions, the court has certified a class action, but no trial date has yet been set. Management continues to believe the claim to be without merit; however, the Company has entered into settlement discussions between and among Ford and the plaintiff group. Based on those discussions, management reasonably believes, although cannot be certain, that a settlement in this case is probable and reasonably estimable and has recorded in the second quarter of fiscal 2010 a $775 provision for a full settlement and release of all claims. Any settlement will involve settlements with both Ford and the Company, with the Company’s settlement costs estimated to be $775. Such settlement will require court approval, which the Company believes is probable.

Note 16. Share-Based Compensation

The Company currently has two qualified stock option plans. At the February 24, 2010 Annual Meeting, our stockholders approved the adoption of the 2010 Restated Stock Option Plan (the “Employee Plan”), which amends, restates and renames the Company’s 1993 Restated Stock Option Plan. The Employee Plan reserves an aggregate of 1,170,000 shares of the Company’s common stock for the issuance of stock options, which includes a 300,000 share increase in authorized shares approved by the stockholders at the 2010 Annual Meeting. These shares may be granted to employees, officers and directors of and consultants to the Company. Under the terms of the Employee Plan, the Company may grant “incentive stock options” or “non-qualified options” with an exercise price of not less than the fair market value on the date of grant. Options granted under the Employee Plan have a vesting schedule, which is typically five years, determined by the Compensation Committee of the Board of Directors and expire ten years after the date of grant. Our stockholders also approved the adoption of the 2010 Restated Formula Stock Option Plan for non-employee Directors (the “Formula Plan”), which amends, restates and renames the Company’s 1995 Formula Stock Option Plan. The Formula Plan reserves an aggregate of 106,666 shares of the Company’s common stock for the issuance of stock options, which includes a 20,000 share increase in authorized shares approved by the stockholders at the 2010 Annual Meeting. These shares may be granted to non-employee directors of the Company. Under this plan the non-employee directors are each automatically granted 1,666 options at a price equal to the market value on the date of grant which is the date of the Annual Meeting of Stockholders each year, exercisable for 10 years after the date of the grant. These options are exercisable as to 25% of the shares thereby on the date of grant and as to an additional 25%, cumulatively on the first, second and third anniversaries of the date of grant.

As of March 31, 2010, there was $1,857 of total unrecognized compensation costs related to nonvested stock options. That cost is expected to be recognized over a weighted average period of 3.6 years.

The Company’s share-based compensation expenses were recorded in the following expense categories for the three and six months ended March 31, 2010 and 2009:

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
Cost of sales	$29	$39	$57	$75
Research and development	26	19	50	40
Selling	17	23	33	45
Administration	85	109	154	214
Total share-based compensation expense	$157	$190	$294	$374
Total share-based compensation expense (net of tax)	$139	$162	$265	$319

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants issued during the three and six months ended March 31, 2010 and 2009:

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
Expected term	6.4 years	5.8 years	6.5 years	5.8 years
Expected volatility	45%	46%	46%	46%
Risk-free interest rate	2.93%	2.03%	2.86%	2.03%
Expected dividend yield	0%	0%	0%	0%
Estimated average fair value per option granted	$ 3.87	$ 2.32	$ 4.10	$ 2.32

The following table summarizes stock options outstanding as of March 31, 2010 as well as activity during the six months then ended.

	Shares	Weighted Average Exercise Price

Outstanding at September 30, 2009	598,769	$9.40
Granted	211,996	8.30
Exercised	(2,500)	4.68
Forfeited	(2,333)	12.24
Outstanding at March 31, 2010	805,932	$9.12
Exercisable at March 31, 2010	473,351	$8.03

At March 31, 2010, the weighted average remaining contractual term of options outstanding and options exercisable was 6.5 years and 4.8 years, respectively.

The aggregate intrinsic value of options outstanding and options exercisable at March 31, 2010 was $865 and $835, respectively (the intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option). The aggregate intrinsic value of options outstanding and options exercisable at March 31, 2009 was $125. The intrinsic value of all stock options exercised during the three and six months ended March 31, 2010 was $8 and the cash received from these exercises was $12. The intrinsic value of all stock options exercised during the three and six months ended March 31, 2009 was $138. Cash received from the exercise of stock options for the three and six months ended March 31, 2009 was $165.

Note 17. Geographic Information

During the three and six months ended March 31, 2010 and 2009, the Company operated in two geographic reportable regions as shown in the table below.

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
Revenue – External Customers:
United States	$11,888	$8,715	$23,033	$19,063
China	761	416	1,325	759
	$12,649	$9,131	$24,358	$19,822
Revenue – Intersegments:
United States	$268	$121	$506	$225
China	2,683	1,210	5,300	3,615
Other	207	169	397	304
Eliminations	(3,158)	(1,500)	(6,203)	(4,144)
	$—	$—	$—	$—
Loss before income taxes:
United States	$(1,127)	$(2,104)	$(765)	$(3,601)
China	401	228	549	418
Other	(2)	(7)	7	(5)
	$(728)	$(1,883)	$(209)	$(3,188)

Williams Controls, Inc.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollars in thousands, except share and per share amounts)

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include all statements other than those that expressly connote an assertion of historical fact. Among others, this report includes forward looking statements that describe our plans and intentions regarding future courses of action and the possible outcomes of those intentions, and that set forth our expectations regarding our prospective financial condition, results of operations, and cash flows. Forward-looking statements can sometimes be identified by the use of forward-looking terminology, such as “may “, “will”, “should “, “expect”, “anticipate”, “estimate”, “continue,” “plans” and “intends”. Although we believe that the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are subject to risks and uncertainties that could cause us to deviate from our current plans, and could cause our actual results to differ materially from those indicated by the forward-looking statements. Some of the known factors that could cause us to deviate from current plans or could cause our results to fall short of expectations include: our ability to maintain positive relationships with key customers; the concentration of our sales revenues among a limited number of large customers; our status as a component manufacturer and the resulting impact on our revenues of demand for vehicles in which our products are installed; the effect of products liability lawsuits that directly affect us and that indirectly impact us because of their effect on the automotive and equipment industries generally; the impact of foreign currency exchange rates on our gross income; the impact of federal monetary and trade policies that impact the market for our products; and the status of our relationships with our employees and organized labor force. These risks and uncertainties are beyond our control and, in many cases; we cannot predict the risks and uncertainties that could cause our actual results to differ materially from those indicated by the forward-looking statements. Some of the factors that may cause our actual results in future periods to differ materially from those currently expected or desired because of a number of risks and uncertainties include, but are not limited to, those risks discussed in the section entitled “Risk Factors” in our annual report on Form 10-K for the fiscal year ended September 30, 2009.

The forward-looking statements are made as of the date hereof, and, except as otherwise required by law, we cannot undertake to update or revise these statements.

Overview

We design, manufacture and sell electronic throttle controls, pneumatic controls and electronic hand controls, and we have begun selling electronic sensors for heavy trucks, transit busses and off-road equipment. Electronic throttle controls send a signal proportional to throttle position to adjust the speed of electronically controlled engines. The use of electronically controlled engines is influenced primarily by emissions regulations, because these engines generally produce lower emissions. The original applications of electronic engines and electronic throttle controls were in heavy trucks and transit busses in the United States and Europe in the late 1980’s. As a result of the continuing implementation of more stringent emissions standards in many countries around the world, demand for electronically controlled engines and electronic throttle control systems is expanding both geographically and into lower horsepower engines. China, India and Russia are in the process of implementing more stringent emissions standards for heavy trucks and transit busses. Additionally, worldwide emissions regulations have been enacted that continue to increase the use of electronic throttle controls in off-road equipment. We also produce pneumatic controls and electronic hand controls, which are sold to the same customer base as our electronic throttle controls. These products are used for vehicle control system applications such as power take-off’s and air-control applications. We believe that the demand for our products will be driven primarily by worldwide emissions legislation and the economic cycles for heavy trucks, transit busses and off-road equipment.

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

Results of Operations

Financial Summary

(Dollars in Thousands)

	Three Months Ended March 31,			Six Months Ended March 31,
	2010	2009	Percent Change	2010	2009	Percent Change
Net sales	$12,649	$9,131	38.5%	$24,358	$19,822	22.9%
Cost of sales	9,294	7,908	17.5%	17,416	16,045	8.5%
Gross profit	3,355	1,223	174.3%	6,942	3,777	83.8%
Research and development	1,160	1,010	14.9%	2,216	2,156	2.8%
Selling	761	630	20.8%	1,419	1,281	10.8%
Administration	1,451	1,464	(0.9)%	2,796	3,130	(10.7)%
Class action provision	775	—	NM	775	—	NM

Operating loss	$(792)	$(1,881)	(57.9)%	$(264)	$(2,790)	(90.5)%

As a percentage of net sales:
Cost of sales	73.5%	86.6%		71.5%	80.9%
Gross margin	26.5%	13.4%		28.5%	19.1%
Research and development	9.2%	11.1%		9.1%	10.9%
Selling	6.0%	6.9%		5.8%	6.5%
Administration	11.5%	16.0%		11.5%	15.8%
Class action provision	6.1%	—		3.2%	—
Operating loss	(6.3)%	(20.6)%		(1.1)%	(14.1)%

Net sales increased to $12,649 for the second quarter of fiscal 2010, up 8% compared to the first quarter of fiscal 2010. The low point of the economic cycle relevant to our operations appears to have occurred during our third fiscal quarter of 2009 and sales have steadily increased since that time with second quarter 2010 sales being 20% higher than the fourth quarter of fiscal 2009 and 50% higher than the third quarter of fiscal 2009. Although we have seen improvement from our low point in fiscal 2009, the heavy truck industry is still significantly below levels prior to the economic downturn with our second quarter sales run rate being approximately 23% below fiscal 2008 sales levels. While we continue to closely monitor all of our costs, we remain committed to spending on new product development and technology for existing and new customers. Additionally, if a settlement is ultimately reached in the Cuesta class action lawsuit, it is likely the Company will incur a financial obligation and has accrued $775 for that potential obligation. Although no assurances can be given, management believes that it is likely that our $9,560 in cash will be adequate to sustain the Company through the foreseeable future.

Comparative – Three months ended March 31, 2010 and 2009

NM  = Not Meaningful

			Percent Change
For the Three Months Ended March 31:	2010	2009	2009 to 2010
Net sales	$12,649	$9,131	38.5%

Net sales increased $3,518 in the second quarter of fiscal 2010 compared to the second quarter of fiscal 2009. The increase in sales results from volume increases in all markets worldwide. Asian truck sales increased 68% over the prior year quarter primarily due to increased sales volumes of heavy trucks in Korea and heavy trucks and off-road vehicles in China. Increases in off-road volumes in China primarily results from adoption of more stringent emissions standards in China which require the types of products sold by the Company. European truck sales were up 53% over the same period in fiscal 2009 due to our European customers increasing their heavy truck build rates. In the second quarter of fiscal 2009, most of our large truck OEM customers in Europe began to reduce their build rates due to the slowing economy resulting in higher than normal inventory levels. Most of the Company’s large OEM customers took extensive down-time to balance supply and demand. NAFTA truck sales were up 23% when compared to the second quarter of fiscal 2009 due to improvements in the economic environment and the continued pre-buy related to the new emissions standards enacted in North America in calendar 2010. We expect that NAFTA truck sales will decline slightly over the next few quarters due to fewer heavy truck sales because of the higher truck costs of complying with the new emission standard. In addition, worldwide off-road sales were up 66% for the quarter ended March 31, 2010. The largest contributor to this increase in off-road sales was attributable to the NAFTA market, where off-road sales were up 48% primarily due to a large increase in sales related to United States military vehicle applications.

			Percent Change
For the Three Months Ended March 31:	2010	2009	2009 to 2010
Cost of sales	$9,294	$7,908	17.5%

The types of expenses included in cost of sales include raw materials consumption; freight and duty; warranty; wages and benefits; depreciation and amortization; production utilities; shipping and production supplies; repairs and maintenance; production facility property insurance; and other production overhead. As a percent of sales, cost of sales decreased primarily due to higher sales volumes to distribute fixed overhead costs. Additionally, the second quarter of fiscal 2009 included settlement of outstanding labor issues and severance costs totaling $275 and a $116 write-down to our capitalized license fee related to adjustable pedal technology due to the significant decline in business in the recreational vehicle industry. Repairs and maintenance costs and pension costs decreased $110 and $29, respectively, quarter over quarter. Warranty costs were up slightly quarter over quarter as the Company increased its warranty accrual related to warranty claims with one customer.

			Percent Change
For the Three Months Ended March 31:	2010	2009	2009 to 2010
Gross profit	$3,355	$1,223	174.3%

Gross profit was $3,355, or 26.5% of net sales in the second quarter of fiscal 2010, an increase of $2,132 compared to the gross profit of $1,223, or 13.4% of net sales, in the comparable fiscal 2009 period.

The increase in gross profit in the second quarter of fiscal 2010 is primarily driven by the 39% net increase in sales of electronic throttle systems to our heavy truck and off-road customers. When comparing the second quarter of fiscal 2010 with the comparable period in fiscal 2009, manufacturing overhead costs in the three months ended March 31, 2010 were 13% lower as a percent of sales than the second quarter of fiscal 2009, primarily due to the factors described above under cost of sales.

			Percent Change
For the Three Months Ended March 31:	2010	2009	2009 to 2010
Research and development	$1,160	$1,010	14.9%

Research and development expenses increased $150 for the second quarter of fiscal 2010 compared to the comparable period in fiscal 2009. The Company’s research and development expenditures generally will fluctuate based on the programs and products under development at any given point in time, and that fluctuation often does not necessarily coincide with sales cycles. Overall, we expect research and development expenses to increase slightly over fiscal 2009 levels due to continued efforts related to additional new product design projects.

			Percent Change
For the Three Months Ended March 31:	2010	2009	2009 to 2010
Selling	$761	$630	20.8%

Selling expenses increased $131 when compared with the same period in fiscal 2009. The increase in selling expenses is primarily driven by an increase in sales commissions in relation with the 39% increase in net sales worldwide and an overall increase in travel costs.

			Percent Change
For the Three Months Ended March 31:	2010	2009	2009 to 2010
Administration	$1,451	$1,464	(0.9)%

Administration expenses were essentially unchanged when compared with the three month period ended March 31, 2009. On a quarter over quarter basis, legal fees were up approximately $128 and this increase primarily related to legal fees associated with the Cuesta class action lawsuit. Offsetting this increase in legal fees was a $147 decrease in bad debt expenses.

			Percent Change
For the Three Months Ended March 31:	2010	2009	2009 to 2010
Class action provision	$775	$—	NM

During the second quarter of fiscal 2010, the Company recorded a $775 liability which represents the Company’s best estimate of the ultimate liability related to the Cuesta class action lawsuit discussed in Note 15 to our unaudited condensed consolidated financial statements. Management continues to believe the claim to be without merit, however has entered into settlement discussions between and among Ford and the plaintiff group. Based on those discussions, we reasonably believe, although cannot be certain, that a settlement in this case is probable and recorded in the second fiscal quarter of 2010 a $775 provision for full settlement and release of all claims.

			Percent Change
For the Three Months Ended March 31:	2010	2009	2009 to 2010
Other income	$(64)	$—	NM

Other income was $64 in the second quarter of fiscal 2010 and solely consisted of a gain from the extinguishment of old outstanding accounts payable balances of various insolvent subsidiaries.

			Percent Change
For the Three Months Ended March 31:	2010	2009	2009 to 2010
Income tax benefit	$(296)	$(683)	(56.7)%

Income tax benefit reflects an effective tax rate of 40.7% for the quarter ended March 31, 2010 compared to an effective tax rate of 36.3% for the quarter ended March 31, 2009. The effective tax rate fluctuations are primarily due to the jurisdictions in which pretax income (loss) is being earned and income tax rate differences between the domestic and foreign jurisdictions. The increase in the tax rate from 2009 to 2010 is also due to a discrete tax benefit recognized during the three months ended March 31, 2010 associated with the class action lawsuit and due to additional tax expense recognized during the three months ended March 31, 2009 as the result of the de-recognition of a specific deferred tax asset that the Company determined did not meet the more-likely-than-not recognition threshold.

The income tax benefit was increased by $124 and $20 as a result of a tax holiday in the People’s Republic of China during the three months ended March 31, 2010 and March 31, 2009, respectively.

Comparative – Six months ended March 31, 2010 and 2009

NM = Not Meaningful

			Percent Change
For the Six Months Ended March 31:	2010	2009	2009 to 2010
Net sales	$24,358	$19,822	22.9%

Net sales increased $4,536 in the first six months of fiscal 2010 compared to the first six months of fiscal 2009. As was the case in the second quarter of fiscal 2010, the overall increase in sales in 2010 was due to volume increases in essentially all of the Company’s principal markets. In fiscal 2009, we saw significant reductions in the number of units of trucks, busses and off-road vehicles built world-wide due to the significant recessionary pressures in the United States and many parts of the rest of the world and as a result, a number of our large truck OEM customers had reductions in build rates and took extensive down-time throughout the year. As the economic climate has improved worldwide in fiscal 2010 and as our truck OEM customers have increased build rates, the result has been an overall increase in sales volumes in all worldwide markets.

Net sales to customers in Asia increased 95% over the prior year period primarily due to increased sales volumes of heavy trucks in Korea and heavy trucks and off-road vehicles in China. Increases in off-road volumes in China primarily results from adoption of more stringent emissions standards in China, which mandate the inclusion of electronic throttle controls on new vehicles, thus allowing us to expand our customer base in this market. Korean sales have increased due to improvements in the economic climate in Korea and an increase in the number of truck sales. European truck sales were up 56% over the same period in fiscal 2009 due to our European customers increasing their heavy truck build rates and working through the build up of inventory levels experienced in fiscal 2009. NAFTA truck sales were up 4% when compared to the first six months of fiscal 2009 due to improvements in the economic environment and the continued pre-buy related to the new emissions standards enacted in North America in calendar 2010. It is anticipated that the NAFTA truck market will see a slight decline over the next few quarters due to fewer heavy truck sales because of the higher truck costs of complying with the new emission standard. Lastly, worldwide off-road sales were up 42% for the first six months ended March 31, 2010. The largest impact of this increase in off-road sales was seen in the NAFTA market, where off-road sales were up 30% which was primarily due to a large increase in sales related to military vehicle applications.

			Percent Change
For the Six Months Ended March 31:	2010	2009	2009 to 2010
Cost of sales	$17,416	$16,045	8.5%

The types of expenses included in cost of sales include raw materials consumption; freight and duty; warranty; wages and benefits; depreciation and amortization; production utilities; shipping and production supplies; repairs and maintenance; production facility property insurance; and other production overhead. As a percent of sales, cost of sales decreased primarily due to higher sales volumes to distribute fixed overhead. Additionally, the first six months of fiscal 2009 included settlement of outstanding labor issues and severance costs totaling $320 and a $116 write-down to our capitalized license fee related to adjustable pedal technology due to the significant decline in business in the recreational vehicle industry. Repairs and maintenance costs and pension costs decreased $125 and $58, respectively, in first six months of fiscal 2010 from the comparable period in fiscal 2009. Slightly offsetting some of these decreases was an increase in warranty costs of $145 during the first six months of fiscal 2010 when compared to the same period in fiscal 2009 and primarily relates to warranty claims with one customer.

			Percent Change
For the Six Months Ended March 31:	2010	2009	2009 to 2010
Gross profit	$6,942	$3,777	83.8%

Gross profit was $6,942, or 28.5% of net sales in the first six months of 2010, an increase of $3,165 compared to gross profit of $3,777, or 19.1% of net sales, in the comparable fiscal 2009 period.

The increase in gross profit in the first six months of fiscal 2010 is primarily driven by the 23% net increase in sales of electronic throttle systems to our heavy truck, bus and off-road customers. When comparing the first six months of fiscal 2010 with the comparable period in fiscal 2009, manufacturing overhead costs were 9% lower as a percent of sales than the first six months of fiscal 2009, primarily due to the factors described above under cost of sales.

			Percent Change
For the Six Months Ended March 31:	2010	2009	2009 to 2010
Research and development	$2,216	$2,156	2.8%

Research and development expenses increased $60 during the first six months of fiscal 2010 when compared to the first six months of fiscal 2009. The Company’s research and development expenditures will fluctuate based on the products under development at any given point in time, and that fluctuation often does not necessarily coincide with sales cycles. Overall, we expect research and development expenses to increase slightly over fiscal 2009 levels due to additional new product design projects.

			Percent Change
For the Six Months Ended March 31:	2010	2009	2009 to 2010
Selling	$1,419	$1,281	10.8%

Selling expenses increased $138 during the six months ended March 31, 2010 as compared with the six months ended March 31, 2009 mainly due to an increase in sales commissions and travel expenses.

			Percent Change
For the Six Months Ended March 31:	2010	2009	2009 to 2010
Administration	$2,796	$3,130	(10.7)%

Administration expenses for the first six months of fiscal 2010 decreased $334 when compared with the same period in fiscal 2009. The decrease in administration expenses is primarily due to the a $275 non-cash compensation expense recognized in conjunction with the Company’s unfunded deferred compensation plan during the first quarter of fiscal 2009, a decrease of $167 in bad debt expenses, reduced stock option expense of $59 and a decrease in professional and consulting costs of $73. Offsetting some of these decreases was a $280 increase in legal fees primarily associated with the Cuesta class action lawsuit.

			Percent Change
For the Six Months Ended March 31:	2010	2009	2009 to 2010
Class action provision	$775	$—	NM

During the second quarter of fiscal 2010, the Company recorded a $775 liability which represents the Company’s best estimate of the ultimate liability related to the Cuesta class action lawsuit discussed in Note 15 to our unaudited condensed consolidated financial statements. Management continues to believe the claim to be without merit, however has entered into settlement discussions between and among Ford and the plaintiff group. Based on those discussions, we reasonably believe, although cannot be certain, that a settlement in this case is probable and recorded in the second fiscal quarter of 2010 a $775 provision for full settlement and release of all claims.

			Percent Change
For the Six Months Ended March 31:	2010	2009	2009 to 2010
Loss on impairment of investments	$—	$317	NM

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

			Percent Change
For the Six Months Ended March 31:	2010	2009	2009 to 2010
Other (income) expense	$(57)	$87	(165.5)%

Other (income) expense was income of $57 in the first six months of fiscal 2010 compared to expense of $87 in the first six months of fiscal 2009. Other income in the first six months of fiscal 2010 consisted of a $64 gain from the extinguishment of old outstanding accounts payable balances of various insolvent subsidiaries, whereas other expense in the first six months of fiscal 2009 primarily consisted of losses related to the disposal of certain fixed assets.

			Percent Change
For the Six Months Ended March 31:	2010	2009	2009 to 2010
Income tax benefit	$(172)	$(1,147)	(85.0)%

Tax benefit reflects an effective tax rate of 82.3% for the first six months of fiscal 2010 compared to an effective tax rate of 36.0% for the comparable period in fiscal 2009. The effective tax rate fluctuations are primarily due to the jurisdictions in which pretax income (loss) is being earned and income tax rate differences between the domestic and foreign jurisdictions. The increase in the tax rate from 2009 to 2010 is also due to a discrete tax benefit recognized during the six months ended March 31, 2010 associated with the class action lawsuit and due to additional tax expense recognized during the six months ended March 31, 2009 as the result of the de-recognition of a specific deferred tax asset that the Company determined did not meet the more-likely-than-not recognition threshold.

The income tax benefit was increased by $209 and $92 as a result of a tax holiday in the People’s Republic of China during the six months ended March 31, 2010 and March 31, 2009, respectively.

Financial Condition, Liquidity and Capital Resources

At March 31, 2010, we had cash and cash equivalents of $9,560. During fiscal 2009 we cancelled our revolving loan facility with GE Capital. We believe our cash on hand will be sufficient to meet our working capital needs on a short-term and longer-term basis without the necessity of establishing a new revolving credit facility.

Cash generated by operating activities was $1,284 for the first six months of fiscal 2010, a decrease of $14 from the cash generated by operating activities of $1,298 during the first six months of fiscal 2009. Net loss plus non-cash charges for depreciation and stock based compensation contributed $1,312 in the first six months of fiscal 2010 compared to a charge of $684 in the first six months of fiscal 2009.

Changes in working capital items generated cash of $13 in the first six months of fiscal 2010 compared to generating cash of $1,595 in the first six months of fiscal 2009. Changes in receivables for the first six months of fiscal 2010 was a use of cash of $1,736 compared to a $3,732 generation of cash in the first six months of fiscal 2009. The significant cash generation from the collection of receivables in the first six months of fiscal 2009 was due to the reduction in sales and accounts receivable due to the deterioration of the general economy during that quarter. The increase in receivables in fiscal 2010 is the result of higher sales levels. Inventories remain essentially unchanged in the first six months of fiscal 2010 compared to a decrease of $973 in the first six months of fiscal 2009. Accounts payable and accrued expenses increased in the first six months of fiscal 2010 primarily due to increases in purchases of inventory and supplies to remain in line with the significant increase in sales volumes and the accrual of the Cuesta legal settlement, whereas the decrease in accounts payable and accrued expenses in 2009 was primarily due to the lower sales and inventory purchases. Cash flows from operations for the six months ended March 31, 2010 included payments to our pension plans of $142. We were not required to make any contributions for the six months ended March 31, 2009. We believe it is likely we will continue to generate positive cash from operations, however, depending on changes in the world-wide economic market, we could experience periods of negative cash flow from operations.

Cash used in investing activities was $981 for the six months ended March 31, 2010 and $1,331 for the six months ended March 31, 2009 and was comprised primarily of purchases of equipment for both periods. We expect our cash use for investing activities to increase throughout the fiscal year as we continue to make purchases of capital equipment. We anticipate spending no more that $3,500 in fiscal 2010 related to the purchase of capital equipment.

Cash generated in financing activities was $12 for the six months ended March 31, 2010, compared to cash used in financing activities of $2,192 for the six months ended March 31, 2009. Cash generated for financing activities for the first six months of fiscal 2010 relates to proceeds from the exercise of stock options. In October 2008, the Company announced a share repurchase plan whereby the Company can, but is under no obligation to, repurchase up to $5,000 of the Company’s common stock. Repurchases may be made in the open market or through block trades, in compliance with Securities and Exchange Commission guidelines, subject to market conditions, applicable legal requirements and other factors. During the first six months of fiscal 2009, the Company purchased 310,893 shares of common stock at a total value of $2,357 and did not make any repurchases during the first six months of fiscal 2010. In addition, the first six months of fiscal 2009 included cash generation of $165 related to proceeds from the exercise of stock options.

Contractual Obligations as of March 31, 2010

At March 31, 2010, our contractual obligations consisted of operating lease obligations and a license agreement. We did not have any material letters of credit, or debt guarantees outstanding at March 31, 2010. Maturities of these contractual obligations consist of the following:

	Payments due by period
	Total	Less than 1 year	1 – 3 years	3 – 5 years
Operating lease obligations	$1,369	$584	$785	$—
MMT license - minimum royalties	272	72	150	50
	$1,641	$656	$935	$50

Certain liabilities, including those related to our pension and post-retirement benefit plans, are reported in the accompanying condensed consolidated balance sheets but are not reflected in the table above due to the absence of stated maturities. We have net obligations at March 31, 2010 related to our pension plans and post-retirement medical plan of $5,846 and $2,714, respectively. We funded $142 to our pension plans during the first six months of fiscal 2010. We were not required to make any contribution during the first six months of fiscal 2009. We expect to make payments to our pension plans of $430 throughout the rest of fiscal 2010.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and changes in the market value of investments. The Company’s primary market risk results from fluctuations in exchange rates of the Chinese RMB.

Interest Rate Risk

As of March 31, 2010, there are no balances outstanding on any loan or revolving loan. The Company cancelled its prior revolving loan agreement during the fourth quarter of fiscal 2009.

Foreign Currency Risk:

We sell our products to customers in the heavy truck, transit bus and off-road equipment industries. For the six months ended March 31, 2010 and 2009, the Company had foreign sales of approximately 39% and 35% of net sales, respectively. All worldwide sales in the first six months of fiscal 2010 and 2009, with the exception of $1,325 and $759, respectively, were denominated in U.S. dollars. During fiscal 2005, we established a manufacturing facility in Suzhou, China and we opened sales offices in Shanghai, China and Munich, Germany. We purchase components internationally for use in both our products whose sales are denominated in U.S. dollars and other currencies. Although the Company is expanding its international exposure, it does not believe that changes in future exchange rates would have a material effect on its financial position, results of operations, or cash flows at this time. As a result, the Company has not entered into forward exchange or option contracts for transactions to hedge against foreign currency risk. The Company will continue to assess its foreign currency risk as its international operations, international purchases and sales increase.

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

On October 1, 2004, the Company was named as a co-defendant in a product liability case (Cuesta v. Ford, et al), brought in the Oklahoma State District Court in Bryant, Oklahoma. The complaint seeks an unspecified amount of damages on behalf of the class based on allegations that certain of our products, as incorporated into certain models of Ford motor vehicles, are in some way defective. Following a number of procedural and appellate actions, the court has certified a class action, but no trial date has yet been set. Management continues to believe the claim to be without merit, however has entered into settlement discussions between and among Ford and the plaintiff group. Based on those discussions, the Company reasonably believes, although cannot be certain, that a settlement in this case is probable and recorded in the second quarter of fiscal 2010 a $775 provision for a full settlement and release of all claims. Any settlement will involve settlements with both Ford and the Company, with the Company’s settlement costs estimated to be $775. Such settlement will require court approval, which the Company believes is probable.

Item 1A.	Risk Factors

There have been no significant changes in risk factors for the quarter ended March 31, 2010. See the information set forth in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

On February 24, 2010, the Company held its annual stockholders’ meeting. The following matters were submitted to a vote of stockholders, with the results as follows:

1.     The following individuals were elected to the Company’s Board of Directors to hold office for a one year term and to serve until the next annual stockholders’ meeting:

Nominee	Votes For	Withheld
Patrick W. Cavanagh	5,125,730	23,351
R. Eugene Goodson	5,125,159	23,922
H. Samuel Greenawalt	5,120,108	28,973
Douglas E. Hailey	5,125,634	23,447
Carlos P. Salas	5,106,176	42,905
Peter E. Salas	5,125,713	23,368
Donn J. Viola	5,125,833	23,248

2.     Approval of an amendment to restate and rename the Company’s 1995 Stock Option Plan for Non-Employee Directors to the 2010 Restated Formula Stock Option Plan for Non-Employee Directors. The stockholders also adopted, by the votes indicated below, an amendment so as to increase the number of shares authorized under this plan from 86,666 shares to 106,666 shares. This approval required the affirmative vote of a majority of the shares represented at the annual meeting.

Votes For	Against	Abstentions	Broker Non-Votes
4,359,267	612,831	176,983	—

3.     Approval of an amendment to restate and rename the Company’s Restated 1993 Stock Option Plan to the 2010 Restated Stock Option Plan. The stockholders also adopted, by the votes indicated below, an amendment to increase the number of shares authorized under this plan from 870,000 shares to 1,170,000 shares. This approval required the affirmative vote of a majority of the shares represented at the annual meeting.

Votes For	Against	Abstentions	Broker Non-Votes
4,348,166	625,798	175,117	—

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit Number	Description

3.01(a)	Certificate of Incorporation of the Registrant, as amended (Incorporated by reference to Exhibit 3.01 (a) to the Registrant’s quarterly report on Form 10-Q for the quarter ended December 31, 2006)
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

WILLIAMS CONTROLS, INC.

Date: May 11, 2010	/s/ PATRICK W. CAVANAGH
Patrick W. Cavanagh
President and Chief Executive Officer

Date: May 11, 2010	/s/ DENNIS E. BUNDAY
Dennis E. Bunday
Chief Financial Officer