Form 10-Q
period 2010-06-30
WILLIAMS CONTROLS INC
filed 2010-08-09
CIK 854860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2010

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

The number of shares outstanding of the registrant’s common stock as of July 31, 2010: 7,284,412

Williams Controls, Inc.

June 30, 2010

Table of Contents

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Williams Controls, Inc.
Condensed Consolidated Balance Sheets
(Dollars in thousands, except share and per share information)
(Unaudited)

	June 30, 2010	September 30, 2009

ASSETS
Current Assets:
Cash and cash equivalents	$9,841	$9,245
Short-term investments	—	286
Trade accounts receivable, net	8,480	6,677
Other accounts receivable	1,383	1,509
Inventories	6,520	5,539
Deferred income taxes	668	579
Prepaid expenses and other current assets	472	269

Total current assets	27,364	24,104

Property, plant and equipment, net	8,957	8,893
Deferred income taxes	3,067	3,019
Other assets, net	375	368

Total assets	$39,763	$36,384

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$4,101	$2,990
Accrued expenses	5,586	4,492
Current portion of employee benefit obligations	225	225

Total current liabilities	9,912	7,707

Long-term Liabilities:
Employee benefit obligations	8,159	8,297
Other long-term liabilities	305	290

Commitments and contingencies

Stockholders’ Equity:
Preferred Stock ($.01 par value, 50,000,000 authorized) Series C (No shares were issued and outstanding at June 30, 2010 and September 30, 2009)	—	—
Common stock ($.01 par value, 12,500,000 authorized; 7,279,078 and 7,270,820 issued and outstanding at June 30, 2010 and September 30, 2009, respectively)	73	73
Additional paid-in capital	37,214	36,643
Accumulated deficit	(5,910)	(6,776)
Treasury stock (332,593 shares at June 30, 2010 and September 30, 2009)	(2,734)	(2,734)
Accumulated other comprehensive loss	(7,256)	(7,116)

Total stockholders’ equity	21,387	20,090

Total liabilities and stockholders’ equity	$39,763	$36,384

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

Williams Controls, Inc.
Condensed Consolidated Statements of Operations
(Dollars in thousands, except share and per share information)
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,

	2010	2009	2010	2009

Net sales	$13,764	$8,444	$38,122	$28,266
Cost of sales	9,714	6,536	27,131	22,582

Gross profit	4,050	1,908	10,991	5,684

Operating expenses:
Research and development	1,191	844	3,406	3,000
Selling	695	585	2,115	1,866
Administration	1,224	1,112	4,020	4,242
Class action provision	—	—	775	—

Total operating expenses	3,110	2,541	10,316	9,108

Operating income (loss)	940	(633)	675	(3,424)

Other (income) expenses:
Interest income	(4)	(5)	(11)	(21)
Interest expense	4	4	13	14
Loss on impairment of investments	—	—	—	317
Gain on sale of investments	(441)	—	(441)	—
Other (income) expense, net	9	(1)	(48)	85

Total other expenses	(432)	(2)	(487)	395

Income (loss) before income taxes	1,372	(631)	1,162	(3,819)
Income tax expense (benefit)	469	(298)	296	(1,445)

Net income (loss)	$903	$(333)	$866	$(2,374)

Net income (loss) per common share – basic	$0.12	$(0.05)	$0.12	$(0.32)

Weighted average shares used in per share calculation – basic	7,275,559	7,268,741	7,273,306	7,330,347

Net income (loss) per common share – diluted	$0.12	$(0.05)	$0.12	$(0.32)

Weighted average shares used in per share calculation – diluted	7,399,032	7,268,741	7,374,225	7,330,347

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

Williams Controls, Inc.
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Nine months ended June 30,

	2010	2009

Cash flows from operating activities:
Net income (loss)	$866	$(2,374)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,588	1,483
Deferred income taxes	(48)	(22)
Stock-based compensation	547	557
Loss on impairment of investments	—	317
Gain on sale of investments	(441)	—
(Gain) loss from sale and disposal of property, plant and equipment	(16)	80
Changes in operating assets and liabilities
Receivables, net	(1,677)	3,500
Inventories	(981)	2,285
Prepaid expenses and other current assets	(203)	(154)
Accounts payable and accrued expenses	2,119	(3,085)
Other	(153)	139

Net cash provided by operating activities	1,601	2,726

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,563)	(1,607)
Proceeds from sale of property, plant and equipment	23	15
Proceeds from sale of investments	511	—

Net cash used in investing activities	(1,029)	(1,592)

Cash flows from financing activities:
Net proceeds from exercise of stock options	24	165
Repurchase of common stock	—	(2,357)

Net cash provided by (used in) financing activities	24	(2,192)

Net increase (decrease) in cash and cash equivalents	596	(1,058)
Cash and cash equivalents at beginning of period	9,245	9,060

Cash and cash equivalents at end of period	$9,841	$8,002

Supplemental disclosure of cash flow information:
Income taxes paid	$283	$112

Interest paid	$—	$1

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

Williams Controls, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Note 1. Basis of Presentation

          In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Williams Controls, Inc. (the “Company”) Annual Report on Form 10-K for the year ended September 30, 2009. The results of operations for the three and nine months ended June 30, 2010 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

Note 2. Recently Issued Accounting Pronouncements

          In April 2010, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance which establishes criteria for a milestone to be considered substantive and allows revenue recognition when the milestone is achieved in research and development arrangements. In addition, this guidance requires disclosure of certain information with respect to arrangements that contain milestones. This guidance is effective for the Company prospectively beginning October 1, 2010. The Company has evaluated this guidance and does not expect its adoption will have a significant impact on the Company’s consolidated results of operation, financial position and cash flows.

          In June 2009, the FASB established the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. While the Codification did not have a material impact on the Company’s consolidated financial statements upon adoption, our disclosures have been revised to describe accounting concepts and policies rather than cite specific topics of U.S. GAAP.

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

Note 3. Cash and Cash Equivalents

          Cash and cash equivalents include highly liquid investments with original maturities of three months or less. At June 30, 2010, cash and cash equivalents primarily consisted of cash deposits and an overnight sweep account held in one major U.S. financial institution. At June 30, 2010, approximately 92% of the Company’s cash and cash equivalents were held with one major financial institution in the United States with the remainder held in foreign banks or foreign currency denominated accounts. The Company maintains cash balances in bank accounts that normally exceed FDIC insured limits. As of June 30, 2010, cash and cash equivalents held in the United States exceeded federally insured limits by approximately $8,799. The Company has not experienced any losses related to this cash concentration.

Note 4. Trade Accounts Receivable

          Trade accounts receivable are presented net of an allowance for doubtful accounts of $147 and $246 at June 30, 2010 and September 30, 2009, respectively. Activity related to the allowance for doubtful accounts for the nine months ended June 30, 2010 and the full year ended September 30, 2009 consisted of the following:

	June 30, 2010	September 30, 2009

Beginning balance	$246	$47
Charges to bad debt expense	51	233
Write-offs, recoveries and adjustments	(150)	(34)

Ending balance	$147	$246

Note 5. Inventories

          Inventories, net of reserves, consist of the following:

	June 30, 2010	September 30, 2009

Raw materials	$4,886	$4,247
Work in process	32	39
Finished goods	1,602	1,253

	$6,520	$5,539

Note 6. Accrued Expenses

          Accrued expenses consist of the following:

	June 30, 2010	September 30, 2009

Environmental liability	$999	$1,001
Accrued product warranty	1,294	751
Accrued compensation and benefits	1,782	1,830
Class action provision	775	—
Other	736	910

	$5,586	$4,492

          For further discussion related to the Company’s environmental liability, class action provision and product warranty liability, refer to Notes 15 and 7, respectively.

Note 7. Product Warranties

          The Company establishes a product warranty liability based on a percentage of product sales. The liability is based on historical return rates of products and amounts for significant and specific warranty issues, and is included in accrued expenses in the accompanying condensed consolidated balance sheets. Warranty is limited to a specified time period, mileage or hours of use, and varies by product, application and customer. The Company has recorded a liability, which in the opinion of management, is adequate to cover such warranty costs. Warranty payments can vary significantly from year to year depending on the timing of the settlement of warranty claims with various customers. Following is a reconciliation of the changes in the Company’s warranty liability for the three months and nine months ended June 30, 2010 and 2009.

	Three Months Ended June 30,		Nine Months Ended June 30,

	2010	2009	2010	2009

Beginning balance	$1,164	$738	$751	$762

Payments	(92)	(287)	(396)	(888)
Additional accruals	222	153	939	730

Ending balance	$1,294	$604	$1,294	$604

          The increase in the ending warranty liability balance between periods is primarily due to accrued yet unpaid warranty claims related to one customer.

Note 8. Debt

          In June 2010, the Company entered into a revolving loan facility with U.S. Bank, which expires on June 30, 2012. As of June 30, 2010, there was no balance outstanding on the revolving loan facility.

          The revolving loan facility provides for $8,000 in borrowing capacity and is secured by substantially all the assets of the Company. Borrowings under the revolving loan facility are subject to a borrowing base equal to 75% of eligible accounts receivables and 50% of eligible inventories. Interest rates under the new agreement are based on the election of the Company of either a LIBOR rate or at Prime rate. Under the LIBOR rate option, the revolving loan facility will bear interest at the LIBOR rate plus 2.25% per annum for borrowings under the revolving loan facility. Fees under the loan agreement include an unused line fee of .15% per annum on the unused portion of the revolving loan facility.

          The Company had available under its revolving credit facility $5,746 at June 30, 2010.

Note 9. Comprehensive Income (Loss)

          The following table summarizes the components of comprehensive income (loss):

	Three Months Ended June 30,		Nine Months Ended June 30,

	2010	2009	2010	2009

Net income (loss)	$903	$(333)	$866	$(2,374)
Translation adjustment	8	—	8	3
Unrealized gain or (loss)	(275)	23	(148)	102

Comprehensive income (loss)	$636	$(310)	$726	$(2,269)

Note 10. Earnings (Loss) Per Share

          Basic EPS is based on the weighted-average number of common shares outstanding during the period. Diluted EPS is based on the weighted-average number of common shares outstanding and the dilutive impact of common equivalent shares outstanding.

          Following is a reconciliation of basic EPS and diluted EPS:

	Three Months Ended June 30, 2010			Three Months Ended June 30, 2009

	Income	Shares	Per Share Amount	Loss	Shares	Per Share Amount

Basic EPS –	$903	7,275,559	$0.12	$(333)	7,268,741	$(0.05)

Effect of dilutive securities – Stock options		123,473			—

Diluted EPS –	$903	7,399,032	$0.12	$(333)	7,268,741	$(0.05)

	Nine Months Ended June 30, 2010			Nine Months Ended June 30, 2009

	Income	Shares	Per Share Amount	Loss	Shares	Per Share Amount

Basic EPS –	$866	7,273,306	$0.12	$(2,374)	7,330,347	$(0.32)

Effect of dilutive securities – Stock options		100,919			—

Diluted EPS –	$866	7,374,225	$0.12	$(2,374)	7,330,347	$(0.32)

          For the three and nine months ended June 30, 2010, the Company had options covering 215,122 and 364,952 shares, respectively, that were not considered in the dilutive EPS calculation since they would have been antidilutive. For the three and nine months ended June 30, 2009, the Company had options covering 598,769 shares not considered in the dilutive EPS calculation since they would have been antidilutive.

Note 11. Fair Value Measurement

          Financial assets and liabilities recorded at fair value in the consolidated balance sheet are categorized based upon a fair value hierarchy established by U.S. GAAP, which prioritizes the inputs used to measure fair value into the following levels:

Level 1 –	observable inputs such as quoted prices in active markets for identical assets or liabilities;

Level 2 –	inputs, other than the quoted market prices in active markets, which are observable, either directly or indirectly; and

Level 3 –	unobservable inputs for which there is little or no market data available, which require the reporting entity to develop its own assumptions.

          The following table presents information about financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2010:

	Fair Value as of June 30, 2010	Level 1	Level 2	Level 3

Cash and cash equivalents	$9,841	$9,841	$—	$—

Total financial assets and liabilities	$9,841	$9,841	$—	$—

          We use a market approach to determine the fair value of cash and cash equivalents, which include highly liquid investments with original maturities of three months or less. There were no assets and liabilities measured at fair value on a nonrecurring basis as of June 30, 2010.

          During the third quarter of fiscal 2010, the Company sold its short-term investments for cash proceeds of $511 and recorded a $441 net gain related to the sale. The majority of the shares sold related to the Company’s investment in Dana Holding CP (“Dana”) as part of the environmental settlement discussed in Note 16.

          Before the sale of short-term investments, all changes in market value of the Company’s short-term investments had been recorded net of tax in other comprehensive income (loss), except that in the first quarter of fiscal 2009, the Company recorded a non-cash, mark-to-market impairment charge of approximately $317 relating to its investment in Dana. The decision to record the impairment charge was based on the continued decline in the market value of the Dana stock, as well as the contraction of the market in which Dana operated.

Note 12. Employee Benefit Plans

Pension Plans

          Disclosures regarding the components of net periodic benefit cost and contributions of pension plans are required for interim financial statement purposes and are included below:

Components of Net Periodic Benefit Cost:

	Salaried Employees Plan

	Three Months Ended June 30,		Nine Months Ended June 30,

	2010	2009	2010	2009

Service cost	$—	$—	$—	$—
Interest cost	70	79	210	237
Expected return on plan assets	(55)	(70)	(165)	(210)
Amortization of prior service cost	—	—	—	—
Amortization of loss	33	26	99	78

Net periodic benefit cost	$48	$35	$144	$105

	Hourly Employees Plan

	Three Months Ended June 30,		Nine Months Ended June 30,

	2010	2009	2010	2009

Service cost	$12	$14	$36	$42
Interest cost	122	128	366	384
Expected return on plan assets	(87)	(107)	(261)	(321)
Amortization of prior service cost	3	4	9	12
Amortization of loss	45	79	135	237

Net periodic benefit cost	$95	$118	$285	$354

          During the nine months ended June 30, 2010 and 2009, the Company contributed $425 and $92, respectively, to the pension plans. The Company expects total contributions to its pension plans for the remainder of fiscal 2010 to be $146.

Post Retirement Plan

          Disclosures regarding the components of net periodic benefit cost and contributions of the Company’s post-retirement plan are required for interim financial statements and are included below. The Company did not make any contributions to the post-retirement plan for the three and nine months ended June 30, 2010 and 2009.

Components of Net Periodic Benefit Cost:

	Post-Retirement Plan

	Three Months Ended June 30,		Nine Months Ended June 30,

	2010	2009	2010	2009

Service cost	$—	$1	$—	$3
Interest cost	37	51	111	153
Amortization	(25)	(22)	(75)	(66)

Net periodic benefit cost	$12	$30	$36	$90

Note 13. Stock Repurchase Program

          The Company purchased no shares under the share repurchase program in the first three quarters of fiscal 2010. As of June 30, 2009, the Company had repurchased 310,893 shares of common stock at a total acquisition cost of $2,357.

Note 14. Income Taxes

          The Company’s unrecognized tax benefits remained unchanged during the nine months ended June 30, 2010. The Company believes that it is reasonably possible that unrecognized tax benefits could decrease by $12 within the 12 months of this reporting date.

          The Company’s subsidiary in China is entitled to a five-year tax holiday, pursuant to which it was exempted from paying the enterprise income tax for calendar year 2007, the year in which it first had positive earnings, and calendar year 2008. Additionally, the Company is eligible for reduced enterprise income tax rates of 10%, 11% and 12% for the calendar years 2009, 2010 and 2011, respectively. The income tax benefit of the tax holiday for the nine months ended June 30, 2010 and June 30, 2009 were $125 and $65, respectively. The per share effect of the tax holiday on a fully diluted basis for the same period were $0.02 and $0.01, respectively.

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

          The soil and groundwater at the Company’s Portland, Oregon facility contains certain contaminants, which were deposited from approximately 1968 through 1995. Some of this contamination has migrated offsite to neighboring properties. The Company has retained an environmental consulting firm to investigate the extent of the contamination and to determine what remediation will be required and the associated costs. During fiscal 2004, the Company entered into the Oregon Department of Environmental Quality’s voluntary clean-up program. As of June 30, 2010, the total liability recorded is $999 and is recorded in accrued expenses in the accompanying condensed consolidated balance sheet. The Company asserted and settled a contractual indemnity claim against Dana, from which it acquired the property, and contribution claims against the other prior owner of the property as well as businesses previously located on the property (including Blount, Inc. (“Blount”) and Rosan, Inc. (“Rosan”)) under the Federal Superfund Act and the Oregon Cleanup Law. During 2008, the Company entered into a settlement agreement with Dana, Blount and Rosan under which it received total cash payments from Dana, Blount and Rosan of $735, and shares of Dana stock equal to approximately $356 at the time of settlement, and assumed the full obligation to, and risks associated with, completing the remediation.

          On October 1, 2004, the Company was named as a co-defendant in a product liability case (Cuesta v. Ford, et al), brought in the Oklahoma State District Court in Bryant, Oklahoma. The complaint seeks an unspecified amount of damages on behalf of the class based on allegations that certain of our products, as incorporated into certain models of Ford motor vehicles, are in some way defective. Management continues to believe the claim to be without merit; however, the Company has entered into a settlement agreement between and among Ford and the plaintiff group. During the second quarter of fiscal 2010, the Company recorded a $775 provision for a full settlement and release of all claims. The settlement agreement involves settlements with both Ford and the Company, with the Company’s settlement costs to be $775. Such settlement will require court approval, which the Company believes is probable.

Note 16. Share-Based Compensation

          The Company currently has two qualified stock option plans. At the February 24, 2010 Annual Meeting, our stockholders approved the adoption of the 2010 Restated Stock Option Plan (the “Employee Plan”), which amends, restates and renames the Company’s 1993 Restated Stock Option Plan. The Employee Plan reserves an aggregate of 1,170,000 shares of the Company’s common stock for the issuance of stock options, which includes a 300,000 share increase in authorized shares approved by the stockholders at the 2010 Annual Meeting. These shares may be granted to employees, officers and directors of and consultants to the Company. Under the terms of the Employee Plan, the Company may grant “incentive stock options” or “non-qualified options” with an exercise price of not less than the fair market value on the date of grant. Options granted under the Employee Plan have a vesting schedule, which is typically five years, determined by the Compensation Committee of the Board of Directors and expire ten years after the date of grant. The Employee Plan also permits the Compensation Committee to establish the terms of each award made under the plan and allows the committee to vary from the plan’s standard terms under circumstances the committee deems appropriate. Our stockholders also approved the adoption of the 2010 Restated Formula Stock Option Plan for non-employee Directors (the “Formula Plan”), which amends, restates and renames the Company’s 1995 Formula Stock Option Plan. The Formula Plan reserves an aggregate of 106,666 shares of the Company’s common stock for the issuance of stock options, which includes a 20,000 share increase in authorized shares approved by the stockholders at the 2010 Annual Meeting. These shares may be granted to non-employee directors of the Company. Under this plan the non-employee directors are each automatically granted 1,666 options at a price equal to the market value on the date of grant which is the date of the Annual Meeting of Stockholders each year, exercisable for 10 years after the date of the grant. These options are exercisable as to 25% of the shares thereby on the date of grant and as to an additional 25%, cumulatively on the first, second and third anniversaries of the date of grant.

          As of June 30, 2010, there was $1,655 of total unrecognized compensation costs related to nonvested stock options. That cost is expected to be recognized over a weighted average period of 3.3 years.

          The Company’s share-based compensation expenses were recorded in the following expense categories for the three and nine months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Nine Months Ended June 30,

	2010	2009	2010	2009

Cost of sales	$45	$24	$102	$99
Research and development	38	20	88	60
Selling	29	16	62	61
Administration	141	123	295	337

Total share-based compensation expense	$253	$183	$547	$557

Total share-based compensation expense (net of tax)	$236	$131	$501	$449

          In the third quarter of fiscal 2010, the Company elected to pay 7% of Patrick W. Cavanagh’s, President and Chief Executive Officer, fiscal 2010 salary in common stock of the Company and issued 2,196 shares of restricted common stock at $8.92 per share. Also during the third quarter of fiscal 2010, the Company paid $5 of Dennis E. Bunday’s, Executive Vice President and Chief Financial Officer, and $3 of Mark S. Koenen’s, Vice President of Sales and Marketing, salary in common stock of the Company and issued 560 and 336 shares, respectively, of restricted common stock at $8.92 per share. In the third quarter of fiscal 2009, the Company elected to pay 7% of Mr. Cavanagh’s fiscal 2009 salary in common stock of the Company and issued 3,839 shares of restricted common stock at $5.10 per share. Also during the third quarter of fiscal 2009, the Company paid $5 of Mr. Bunday’s and $3 of Mr. Koenen’s salary in common stock of the Company and issued 979 and 587 shares, respectively, of restricted common stock at $5.10 per share.

          The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants issued during the three and nine months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Nine months ended June 30,

	2010	2009 (1)	2010	2009

Expected term	6.5 years	—	6.5 years	5.8 years
Expected volatility	43%	—	46%	46%
Risk-free interest rate	2.51%	—	2.85%	2.03%
Expected dividend yield	0%	—	0%	0%
Estimated average fair value per option granted	$4.04	—	$4.10	$2.32

          (1) There were no stock options granted during the three months ended June 30, 2009.

          The following table summarizes stock options outstanding as of June 30, 2010 as well as activity during the nine months then ended:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at September 30, 2009	598,769	$9.40	5.9 years	$1,184

Granted	216,996	8.31
Exercised	(5,166)	4.65
Expired	(2,999)	13.08
Forfeited	(2,166)	11.18

Outstanding at June 30, 2010	805,434	$9.12	6.3 years	$1,312

Exercisable at June 30, 2010	475,860	$8.12	4.6 years	$1,144

          The aggregate intrinsic value in the table above represents pre-tax intrinsic value that would have been realized if all options had been exercised on the last business day of the period indicated, based on the Company’s closing stock price on that day. The intrinsic value of all stock options exercised during the three and nine months ended June 30, 2010 was $11 and $19, respectively. The intrinsic value of all stock options exercised during the three and nine months ended June 30, 2009 was $138. Cash received from the exercise of stock options for the three and nine months ended June 30, 2010 was $12 and $24, respectively. Cash received from the exercise of stock options for the three and nine months ended June 30, 2009 was $165.

Note 17. Enterprise-wide Information

          During the three and nine months ended June 30, 2010 and 2009, the Company operated in two geographic reportable regions as shown in the table below.

	Three Months Ended June 30,		Nine Months Ended June 30,

	2010	2009	2010	2009

Revenue – External Customers:
United States	$12,748	$7,734	$35,781	$26,797
China	1,016	710	2,341	1,469

	$13,764	$8,444	$38,122	$28,266

Revenue – Intercompany:
United States	$434	$85	$939	$310
China	3,399	1,487	8,699	5,102
Other	178	151	576	455
Eliminations	(4,011)	(1,723)	(10,214)	(5,867)

	$—	$—	$—	$—

Loss before income taxes:
United States	$1,050	$(876)	$283	$(4,477)
China	340	235	889	653
Other	(18)	10	(10)	5

	$1,372	$(631)	$1,162	$(3,819)

Note 18. Subsequent Events

On July 28, 2010, the Company paid a cash dividend of $1.00 per share on the Company’s outstanding common shares to shareholders of record as of the close of business on July 14, 2010. The total dividend payment is $7,284.

Williams Controls, Inc.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollars in thousands, except share and per share amounts)

Forward-Looking Statements

          This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include all statements other than those that expressly connote an assertion of historical fact. Among others, this report includes forward looking statements that describe our plans and intentions regarding future courses of action and the possible outcomes of those intentions, and that set forth our expectations regarding our prospective financial condition, results of operations, and cash flows. Forward-looking statements can sometimes be identified by the use of forward-looking terminology, such as “may “, “will”, “should “, “expect”, “anticipate”, “estimate”, “continue,” “plans” and “intends”. Although we believe that the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are subject to risks and uncertainties that could cause us to deviate from our current plans, and could cause our actual results to differ materially from those indicated by the forward-looking statements. Some of the known factors that could cause us to deviate from current plans or could cause our results to fall short of expectations include: our ability to maintain positive relationships with key customers; the concentration of our sales revenues among a limited number of large customers; our status as a component manufacturer and the resulting impact on our revenues of demand for vehicles in which our products are installed; the effect of product liability lawsuits that directly affect us and that indirectly impact us because of their effect on the automotive and equipment industries generally; the impact of foreign currency exchange rates on our gross income; the impact of federal monetary and trade policies that impact the market for our products; and the status of our relationships with our employees and organized labor force. These risks and uncertainties are beyond our control and, in many cases; we cannot predict the risks and uncertainties that could cause our actual results to differ materially from those indicated by the forward-looking statements. Some of the factors that may cause our actual results in future periods to differ materially from those currently expected or desired because of a number of risks and uncertainties include, but are not limited to, those risks discussed in the section entitled “Risk Factors” in our annual report on Form 10-K for the fiscal year ended September 30, 2009.

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

          As we move forward in fiscal 2010 and beyond, we plan to continue to work closely with our existing and potential customers to design and develop new products and adapt existing products to new applications, and to improve the performance, reliability and cost-effectiveness of our products.

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

Legal

          We are involved in various claims, lawsuits and other proceedings from time to time. Such litigation involves uncertainty as to possible losses we may ultimately realize when one or more future events occur or fail to occur. In connection with such claims and lawsuits, we estimate the probability of losses based on advice of legal counsel, the outcomes of similar litigation, legislative development and other factors. Due to the numerous variables associated with these judgments and assumptions, both the precision and reliability of the resulting estimates of the related loss contingencies are subject to substantial uncertainties. We regularly monitor our estimated exposure to these contingencies and, as additional information becomes known, may change our estimates significantly. We expense legal expenses related to claims in the period incurred, including, in the case of expenses subject to contingencies, in the period in which we determine that it is probable that all remaining contingencies will be satisfied and the amount of such expenses have been established with reasonable certainty. A significant change in our estimates, or a result that materially differs from our estimates, could have a significant impact on our financial position, results of operations and cash flows.

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

Results of Operations

Financial Summary
(Dollars in Thousands)

	Three Months Ended June 30,			Nine Months Ended June 30,

	2010	2009	Percent Change	2010	2009	Percent Change

Net sales	$13,764	$8,444	63.0%	$38,122	$28,266	34.9%
Cost of sales	9,714	6,536	48.6%	27,131	22,582	20.1%

Gross profit	4,050	1,908	112.3%	10,991	5,684	93.4%

Research and development	1,191	844	41.1%	3,406	3,000	13.5%
Selling	695	585	18.8%	2,115	1,866	13.3%
Administration	1,224	1,112	10.1%	4,020	4,242	(5.2)%
Class action provision	—	—	NM	775	—	NM

Operating income (loss)	$940	$(633)	248.5%	$675	$(3,424)	119.7%

As a percentage of net sales:
Cost of sales	70.6%	77.4%		71.2%	79.9%
Gross margin	29.4%	22.6%		28.8%	20.1%
Research and development	8.7%	10.0%		8.9%	10.6%
Selling	5.0%	6.9%		5.5%	6.6%
Administration	8.9%	13.2%		10.5%	15.0%
Class action provision	—	—		2.0%	—
Operating income (loss)	6.8%	(7.5)%		1.8%	(12.1)%

          Net sales increased to $13,764 for the third quarter of fiscal 2010, up 18% and 9% when compared to the first quarter and second quarter of fiscal 2010, respectively. The low point of the economic cycle relevant to our operations appears to have occurred during our third fiscal quarter of 2009 and sales have steadily increased since that time with third quarter 2010 sales being 63% higher than the third quarter of fiscal 2009. Although we have seen improvement from our low point in fiscal 2009, the heavy truck industry is still significantly below levels prior to the economic downturn with our third quarter sales run rate being approximately 16% below fiscal 2008 sales levels. While we continue to closely monitor all of our costs, we remain committed to spending on new product development and technology for existing and new customers. At the end of the third quarter, the Company announced a cash dividend of $1.00 per share of the Company’s outstanding common shares as of July 14, 2010. Although no assurances can be given, management believes that it is likely that our estimated $2,557 in cash (after such dividend payment) plus available borrowing of $5,746 under our revolving loan facility will be adequate to sustain the Company through the foreseeable future.

Comparative – Three months ended June 30, 2010 and 2009

NM = Not Meaningful

			Percent Change

For the Three Months Ended June 30:	2010	2009	2009 to 2010

Net sales	$13,764	$8,444	63.0%

          Net sales increased $5,320 in the third quarter of fiscal 2010 compared to the third quarter of fiscal 2009. The increase in sales results from volume increases in all markets worldwide as the low point of the economic cycle relevant to our operations appears to have occurred during the quarter of fiscal 2009. NAFTA truck sales were up 51% when compared to the third quarter of fiscal 2009 due to continued improvements in the economic environment and freight hauling industry. It is possible NAFTA truck sales will slightly improve over the next few quarters as the economic environment continues to improve. Asian truck sales increased 47% over the prior year quarter primarily due to increased sales volumes of heavy trucks in Korea and heavy trucks and off-road vehicles in China. Increases in off-road volumes in China primarily results from adoption of more stringent emissions standards in China which require the types of products sold by the Company. European truck sales were up 113% over the same period in fiscal 2009 due to our European customers increasing their heavy truck build rates. In the third quarter of fiscal 2009, most of our large truck OEM customers in Europe had reduced their build rates due to the slowing economy resulting in significantly higher than normal inventory levels. Worldwide off-road sales were up 101% for the quarter ended June 30, 2010. The largest contributor to this increase in off-road sales was attributable to the NAFTA market, where off-road sales were up 106% primarily due to continued increases in sales related to United States military vehicle applications.

			Percent Change

For the Three Months Ended June 30:	2010	2009	2009 to 2010

Cost of sales	$9,714	$6,536	48.6%

          The types of expenses included in cost of sales include raw materials consumption; freight and duty; warranty; wages and benefits; depreciation and amortization; production utilities; shipping and production supplies; repairs and maintenance; production facility property insurance; and other production overhead. As a percent of sales, cost of sales decreased primarily due to higher sales volumes across which we can distribute fixed overhead costs. Wage related expenses increased slightly in fiscal 2010 as the third quarter of fiscal 2009 included temporary salary reductions as part of the cost reductions put into place during the latter part of fiscal 2009. Warranty costs were up slightly quarter over quarter as the Company increased its warranty accrual related to warranty claims with one customer. Additionally, freight and duty costs were up on a quarter over quarter basis.

			Percent Change

For the Three Months Ended June 30:	2010	2009	2009 to 2010

Gross profit	$4,050	$1,908	112.3%

          Gross profit was $4,050, or 29.4% of net sales in the third quarter of fiscal 2010, an increase of $2,142 compared to the gross profit of $1,908, or 22.6% of net sales, in the comparable fiscal 2009 period.

          The increase in gross profit in the third quarter of fiscal 2010 is primarily driven by the 63% net increase in sales of electronic throttle systems to our heavy truck and off-road customers. When comparing the third quarter of fiscal 2010 with the comparable period in fiscal 2009, manufacturing overhead costs were up in actual dollar value for the three months ended June 30, 2010, but because of the aforementioned increase in sales volume, were 10% lower as a percentage of sales than the third quarter of fiscal 2009.

			Percent Change

For the Three Months Ended June 30:	2010	2009	2009 to 2010

Research and development	$1,191	$844	41.1%

          Research and development expenses increased $347 for the third quarter of fiscal 2010 compared to the comparable period in fiscal 2009. This increase is primarily due to increased resources, including additional headcounts, being committed to new project development for sensors and joysticks. In addition, the third quarter of fiscal 2009 included temporary wage reductions for all employees as part of the Company’s cost reduction program in fiscal 2009. The Company’s research and development expenditures generally will fluctuate based on the programs and products under development at any given point in time, and that fluctuation often does not coincide with sales cycles. Overall, we expect research and development expenses to increase slightly over fiscal 2009 levels due to the continued efforts related to additional new product design projects.

			Percent Change

For the Three Months Ended June 30:	2010	2009	2009 to 2010

Selling	$695	$585	18.8%

          Selling expenses increased $110 when compared with the same period in fiscal 2009. The increase in selling expenses is primarily driven by increases in wage expenses, travel costs and sales commissions in relation with the increase in net sales worldwide.

			Percent Change

For the Three Months Ended June 30:	2010	2009	2009 to 2010

Administration	$1,224	$1,112	10.1%

          Administration expenses increased $112 for the third quarter of fiscal 2010 compared to the same period in fiscal 2009. On a quarter over quarter basis, wage expenses increased due to the third quarter of fiscal 2009 including temporary wage reductions. In addition, expenses associated with the start-up of our India operations increased, bad debt expense slightly increased, however; legal fees remained consistent between periods.

			Percent Change

For the Three Months Ended June 30:	2010	2009	2009 to 2010

Gain on sale of investments	$ (441)	$—	NM

          During the third quarter of fiscal 2010, the Company sold its short-term investments and recorded a $441 gain related to the sale. The majority of the shares sold related to the Company’s investment in Dana as part of the environmental settlement discussed in Note 15 to our unaudited condensed consolidated financial statements.

			Percent Change

For the Three Months Ended June 30:	2010	2009	2009 to 2010

Income tax expense (benefit)	$469	$ (298)	257.4%

          Income tax expense (benefit) reflects an effective tax rate of 34.2% for the quarter ended June 30, 2010 compared to an effective tax rate of 47.2% for the quarter ended June 30, 2009. The effective tax rate fluctuations are primarily due to the jurisdictions in which pretax income (loss) is being earned and income tax rate differences between the domestic and foreign jurisdictions. The decrease in the tax rate from 2009 to 2010 is also partially due to a discrete tax benefit recognized during the three months ended June 30, 2010 associated with the sale of short-term investments.

Comparative – Nine months ended June 30, 2010 and 2009

NM = Not Meaningful

			Percent Change

For the Nine Months Ended June 30:	2010	2009	2009 to 2010

Net sales	$38,122	$28,266	34.9%

          Net sales increased $9,856 in the first nine months of fiscal 2010 compared to the first nine months of fiscal 2009. As was the case in the third quarter of fiscal 2010, the overall increase in sales in 2010 was due to volume increases in essentially all of the Company’s principal markets. In fiscal 2009, we saw significant reductions in the number of units of trucks, busses and off-road vehicles built world-wide due to the significant recessionary pressures in the United States and many parts of the rest of the world and as a result, essentially all of our large truck OEM customers had reductions in build rates and took extensive down-time throughout the year. As the economic climate has improved worldwide in fiscal 2010 and as our truck OEM customers have increased build rates, the result has been an overall increase in sales volumes in all worldwide markets.

          Net sales to customers in Asia increased 73% over the prior year period primarily due to increased sales volumes of heavy trucks in Korea and heavy trucks and off-road vehicles in China. Increases in off-road volumes in China primarily results from adoption of more stringent emissions standards in China, which mandate the inclusion of electronic throttle controls on new vehicles, thus allowing us to expand our customer base in this market. Korean sales have increased due to improvements in the economic climate in Korea and an increase in the number of truck sales. European truck sales were up 70% over the same period in fiscal 2009 due to our European customers increasing their heavy truck build rates and working through the build up of inventory levels experienced in fiscal 2009. Net sales to NAFTA truck customers were up 17% when compared to the first nine months of fiscal 2009 due to continued improvements in the economic environment and freight hauling, which more than offset the expected declines associated with the emission standards enacted in North America in calendar 2010 which would drive higher truck costs to comply with these new emission standards. We anticipate that NAFTA truck sales may slightly improve over the next few quarters as the economic environment continues to improve. Worldwide off-road sales were up 60% for the first nine months ended June 30, 2010. The largest contributor to this increase in off-road sales was seen in the NAFTA market, where off-road sales were up 50% primarily due to continued increases in sales related to United States military vehicle applications.

			Percent Change

For the Nine Months Ended June 30:	2010	2009	2009 to 2010

Cost of sales	$27,131	$22,582	20.1%

          The types of expenses included in cost of sales include raw materials consumption; freight and duty; warranty; wages and benefits; depreciation and amortization; production utilities; shipping and production supplies; repairs and maintenance; production facility property insurance; and other production overhead. As a percent of sales, cost of sales decreased primarily due to higher sales volumes to distribute fixed overhead. Additionally, the first nine months of fiscal 2009 included settlement of outstanding labor issues and severance costs totaling $320 and a $116 write-down to our capitalized license fee related to adjustable pedal technology due to the significant decline in business in the recreational vehicle industry. Repairs and maintenance costs and pension costs decreased $141 and $86, respectively, in first nine months of fiscal 2010 from the comparable period in fiscal 2009. Slightly offsetting some of these decreases was an increase in warranty costs of $211 during the first nine months of fiscal 2010 when compared to the same period in fiscal 2009 and primarily relates to warranty claims with one customer. In addition, freight and duty costs increased $491 for the first nine months of fiscal 2010 when compared to the same period in fiscal 2009.

			Percent Change

For the Nine Months Ended June 30:	2010	2009	2009 to 2010

Gross profit	$10,991	$5,684	93.4%

          Gross profit was $10,991, or 28.8% of net sales in the first nine months of 2010, an increase of $5,307 compared to gross profit of $5,684, or 20.1% of net sales, in the comparable fiscal 2009 period.

          The increase in gross profit in the first nine months of fiscal 2010 is primarily driven by the 34.9% net increase in sales of electronic throttle systems to our heavy truck, bus and off-road customers. When comparing the first nine months of fiscal 2010 with the comparable period in fiscal 2009, manufacturing overhead costs were 9% lower as a percent of sales than the first nine months of fiscal 2009, primarily due to the factors described above under cost of sales.

			Percent Change

For the Nine Months Ended June 30:	2010	2009	2009 to 2010

Research and development	$3,406	$3,000	13.5%

          Research and development expenses increased $406 during the first nine months of fiscal 2010 when compared to the first nine months of fiscal 2009. This increase is primarily due to increased resources, including additional headcounts, being committed to new project development for sensors and joysticks. The Company’s research and development expenditures will fluctuate based on the products under development at any given point in time, and that fluctuation often does not coincide with sales cycles. Overall, we expect research and development expenses to increase slightly over fiscal 2009 levels due to additional new product design projects.

			Percent Change

For the Nine Months Ended June 30:	2010	2009	2009 to 2010

Selling	$2,115	$1,866	13.3%

          Selling expenses increased $249 during the nine months ended June 30, 2010 as compared with the nine months ended June 30, 2009 mainly due to an increase in travel expenses and sales commissions, which tend to correlate with relatively higher sales volumes.

			Percent Change

For the Nine Months Ended June 30:	2010	2009	2009 to 2010

Administration	$4,020	$4,242	(5.2)%

          Administration expenses for the first nine months of fiscal 2010 decreased $222 when compared with the same period in fiscal 2009. The decrease in administration expenses is primarily due to the a $275 non-cash compensation expense recognized in conjunction with the Company’s unfunded deferred compensation plan during the first quarter of fiscal 2009, a decrease of $129 in bad debt expenses, reduced stock option expense of $42 and a decrease in professional and consulting costs of $84. Offsetting some of these decreases was a $264 increase in legal fees primarily associated with the Cuesta class action lawsuit.

			Percent Change

For the Nine Months Ended June 30:	2010	2009	2009 to 2010

Class action provision	$775	$—	NM

          During the second quarter of fiscal 2010, the Company recorded a $775 liability which represents the agreed upon amount for the Company per the settlement agreement related to the Cuesta class action lawsuit discussed in Note 15 to our unaudited condensed consolidated financial statements. During the third quarter of fiscal 2010, the settlement agreement was signed by all parties and the class has been notified of the proposed settlement and we believe it is probable the court will consider approval of this settlement after the notice period has elapsed.

			Percent Change

For the Nine Months Ended June 30:	2010	2009	2009 to 2010

Loss on impairment of investments	$—	$317	NM

          Loss on impairment of investments is a non-cash, other-than-temporary impairment charge relating to the Company’s investment in Dana Holding CP (“Dana”) during the first quarter of fiscal 2009. Prior to the Company recording the impairment charge, the decline in market value was carried net of tax in other comprehensive loss.

			Percent Change

For the Nine Months Ended June 30:	2010	2009	2009 to 2010

Gain on sale of investments	$ (441)	$—	NM

          During the third quarter of fiscal 2010, the Company sold its short-term investments and recorded a $441 gain related to the sale. The majority of the shares sold related to the Company’s investment in Dana as part of the environmental settlement discussed in Note 15 to our unaudited condensed consolidated financial statements.

			Percent Change

For the Nine Months Ended June 30:	2010	2009	2009 to 2010

Other (income) expense	$ (48)	$85	(156.5)%

          Other (income) expense was income of $48 in the first nine months of fiscal 2010 compared to expense of $85 in the first nine months of fiscal 2009. Other income in the first nine months of fiscal 2010 consisted of a $70 gain from the extinguishment of old outstanding accounts payable balances of various insolvent subsidiaries, whereas other expense in the first nine months of fiscal 2009 primarily consisted of losses related to the disposal of certain fixed assets.

			Percent Change

For the Nine Months Ended June 30:	2010	2009	2009 to 2010

Income tax expense (benefit)	$296	$ (1,445)	120.5%

          Tax benefit reflects an effective tax rate of 25.5% for the first nine months of fiscal 2010 compared to an effective tax rate of 37.8% for the comparable period in fiscal 2009. The effective tax rate fluctuations are primarily due to the jurisdictions in which pretax income (loss) is being earned and income tax rate differences between the domestic and foreign jurisdictions. The decrease in the tax rate from 2009 to 2010 is primarily due to discrete tax benefits recognized during the nine months ended June 30, 2010 associated with the class action lawsuit and the sale of short-term investments.

          Income tax expense (benefit) was benefited by $125 and $65 as a result of a tax holiday in the People’s Republic of China during the nine months ended June 30, 2010 and 2009, respectively.

Financial Condition, Liquidity and Capital Resources

          At June 30, 2010, we had cash and cash equivalents of $9,841. During the quarter, the Company declared a $1.00 per share cash dividend to be paid to all stockholders of record in July 2010. The cash dividend to be paid is $7,284. Also during the third quarter of fiscal 2010, the Company entered into a revolving loan facility with U.S. Bank and as of June 30, 2010 we had $5,746 available under our revolving loan facility. We believe our cash on hand and our capacity under the new revolving loan facility will be sufficient to meet our working capital needs on a short-term and longer-term basis.

          Cash generated by operating activities was $1,601 for the first nine months of fiscal 2010, a decrease of $1,125 from the cash generated by operating activities of $2,726 during the first nine months of fiscal 2009. Net income plus non-cash charges for depreciation and stock based compensation contributed $3,001 in the first nine months of fiscal 2010 compared to a charge of $334 in the first nine months of fiscal 2009.

          Changes in working capital items used cash of $895 in the first nine months of fiscal 2010 compared to generating cash of $2,685 in the first nine months of fiscal 2009. Changes in receivables for the first nine months of fiscal 2010 was a use of cash of $1,677 compared to a $3,500 generation of cash in the first nine months of fiscal 2009. The significant cash generation from the collection of receivables in the first nine months of fiscal 2009 was due to the reduction in sales and accounts receivable due to the deterioration of the general economy during that quarter. The increase in receivables in fiscal 2010 is the result of higher sales levels. Inventories increased $981 in the first nine months of fiscal 2010 in relation to increased sales compared to a decrease of $2,285 in the first nine months of fiscal 2009. Accounts payable and accrued expenses increased in the first nine months of fiscal 2010 primarily due to increases in purchases of inventory and supplies to remain in line with the significant increase in sales volumes and the accrual of the Cuesta legal settlement, whereas the decrease in accounts payable and accrued expenses in 2009 was primarily due to the lower sales and inventory purchases. Cash flows from operations for the nine months ended June 30, 2010 included payments to our pension plans of $425 compared to contributions of $92 for the nine months ended June 30, 2009. We believe it is likely we will continue to generate positive cash from operations, however, depending on changes in the world-wide economic market, we could experience periods of negative cash flow from operations.

          Cash used in investing activities was $1,029 for the nine months ended June 30, 2010 and $1,592 for the nine months ended June 30, 2009 and was comprised primarily of purchases of equipment for both periods. Cash flows from investing activities for the quarter ended June 30, 2010 included $511 of proceeds related to the sale of investments. We expect our cash use for investing activities to increase throughout the fiscal year as we continue to make purchases of capital equipment. We anticipate spending no more that $3,500 in fiscal 2010 related to the purchase of capital equipment.

          Cash generated in financing activities was $24 for the nine months ended June 30, 2010, compared to cash used in financing activities of $2,192 for the nine months ended June 30, 2009. Cash generated for financing activities for the first nine months of fiscal 2010 relates to proceeds from the exercise of stock options. In October 2008, the Company announced a share repurchase plan whereby the Company can, but is under no obligation to, repurchase up to $5,000 of the Company’s common stock. Repurchases may be made in the open market or through block trades, in compliance with Securities and Exchange Commission guidelines, subject to market conditions, applicable legal requirements and other factors. During the first nine months of fiscal 2009, the Company purchased 310,893 shares of common stock at a total value of $2,357 and did not make any repurchases during the first nine months of fiscal 2010. In addition, the first nine months of fiscal 2009 included cash generation of $165 related to proceeds from the exercise of stock options.

Contractual Obligations as of June 30, 2010

          At June 30, 2010, our contractual obligations consisted of operating lease obligations and a license agreement. We did not have any material letters of credit, or debt guarantees outstanding at June 30, 2010. Maturities of these contractual obligations consist of the following:

	Payments due by period

	Total	Less than 1 year	1 – 3 years	3 – 5 years

Operating lease obligations	$1,703	$728	$975	$—
MMT license - minimum royalties	250	50	150	50

	$1,953	$778	$1,125	$50

          Certain liabilities, including those related to our pension and post-retirement benefit plans, are reported in the accompanying condensed consolidated balance sheets but are not reflected in the table above due to the absence of stated maturities. We have net obligations at June 30, 2010 related to our pension plans and post-retirement medical plan of $5,702 and $2,682, respectively. We funded $425 to our pension plans during the first nine months of fiscal 2010 compared to $92 during the first nine months of fiscal 2009. We expect to make payments to our pension plans of $146 throughout the rest of fiscal 2010.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk

          Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and changes in the market value of investments. The Company’s primary market risk results from fluctuations in exchange rates of foreign currency exchange rates.

Interest Rate Risk

          The Company has a revolving loan facility with U.S. Bank, which expires on June 30, 2012.

          As of June 30, 2010, there was no balance outstanding on the revolving loan. The Company does not believe a hypothetical 10% change in end of period interest rates or changes in future interest rates on these variable rate obligations would have a material effect on its financial position, results of operations, or cash flows. The Company has not hedged its exposure to interest rate fluctuations.

Foreign Currency Risk:

          We sell our products to customers in the heavy truck, transit bus and off-road equipment industries. For the nine months ended June 30, 2010 and 2009, the Company had foreign sales of approximately 40% and 36% of net sales, respectively. All worldwide sales in the first nine months of fiscal 2010 and 2009, with the exception of $2,341 and $1,469, respectively, were denominated in U.S. dollars. During fiscal 2005, we established a manufacturing facility in Suzhou, China and we opened sales offices in Shanghai, China and Munich, Germany. During fiscal 2010, we are establishing a manufacturing facility in Pune, India. We purchase components internationally for use in both our products whose sales are denominated in U.S. dollars and other currencies. Although the Company is expanding its international exposure, it does not believe that changes in future exchange rates would have a material effect on its financial position, results of operations, or cash flows at this time. As a result, the Company has not entered into forward exchange or option contracts for transactions to hedge against foreign currency risk. The Company will continue to assess its foreign currency risk as its international operations, international purchases and sales increase.

Investment Risk:

          The Company does not use derivative financial or commodity instruments. The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable and long-term obligations. The Company’s cash and cash equivalents, accounts receivable and accounts payable balances are short-term in nature, and, thus, the Company believes they are not exposed to material investment risk.

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

          On October 1, 2004, the Company was named as a co-defendant in a product liability case (Cuesta v. Ford, et al), brought in the Oklahoma State District Court in Bryant, Oklahoma. The complaint seeks an unspecified amount of damages on behalf of the class based on allegations that certain of our products, as incorporated into certain models of Ford motor vehicles, are in some way defective. Management continues to believe the claim to be without merit, however, the Company has entered into a settlement agreement between and among Ford and the plaintiff group. During the second quarter of fiscal 2010, the Company recorded a $775 provision for a full settlement and release of all claims. The settlement agreement involves settlements with both Ford and the Company, with the Company’s settlement costs to be $775. Such settlement will require court approval, which the Company believes is probable.

Item 1A.	Risk Factors

          There have been no material changes in risk factors for the quarter ended June 30, 2010. See the information set forth in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Reserved

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit Number		Description

3.01	(a)	Certificate of Incorporation of the Registrant, as amended (Incorporated by reference to Exhibit 3.01 (a) to the Registrant’s quarterly report on Form 10-Q for the quarter ended December 31, 2006)

3.01	(b)

Certificate of Amendment to Certificate of Incorporation of the Registrant, dated February 27, 1995 (Incorporated by reference to Exhibit 3.01 (b) to the Registrant’s quarterly report on Form 10-Q for the quarter ended December 31, 2006)

3.01	(c)

Certificate of Amendment to Certificate of Incorporation of the Registrant, dated October 28, 2004 (Incorporated by reference to Exhibit 3.01 (c) to the Registrant’s quarterly report on Form 10-Q for the quarter ended December 31, 2006)

3.01	(d)

Certificate of Amendment to Certificate of Incorporation of the Registrant, dated February 22, 2005 (Incorporated by reference to Exhibit 3.01 (d) to the Registrant’s quarterly report on Form 10-Q for the quarter ended December 31, 2006)

3.01	(e)	Certificate of Amendment to Certificate of Incorporation of the Registrant, dated March 2, 2006 (Incorporated by reference to Exhibit 3.01 (e) to the Registrant’s quarterly report on Form 10-Q for

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

WILLIAMS CONTROLS, INC.

Date: August 9, 2010	/s/ PATRICK W. CAVANAGH

Patrick W. Cavanagh
President and Chief Executive Officer

Date: August 9, 2010	/s/ DENNIS E. BUNDAY

Dennis E. Bunday
Chief Financial Officer