Form 10-K
period 2010-09-30
WILLIAMS CONTROLS INC
filed 2010-12-22
CIK 854860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________________

FORM 10-K

(Mark One)
[ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    Yes [ ] No [ X ]
The aggregate market value of voting common shares (based upon the closing price of the shares as reported on the NASDAQ Global Market) of Williams Controls, Inc. held by non-affiliates was approximately $31,626,198 as of March 31, 2010.

As of December 1, 2010, there were 7,289,745 shares of Common Stock outstanding.

Documents Incorporated by Reference

The Registrant has incorporated by reference into Part III of this Form 10-K portions of its
Proxy Statement for the Annual Meeting of Stockholders to be held February 22, 2011.

Williams Controls, Inc.

Index to 2010 Form 10-K

		Page
Part I
Item 1.	Business	4-7
Item 1A.	Risk Factors	8-11
Item 2.	Properties	11
Item 3.	Legal Proceedings	11
Item 4.	Submission of Matters to a Vote of Security Holders	11

Part II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and	12
	Issuer Purchases of Equity Securities
Item 6.	Selected Financial Data	13
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-22
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	22
Item 8.	Financial Statements and Supplementary Data	23
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	51
Item 9A.	Controls and Procedures	51
Item 9B.	Other Information	51

Part III
Item 10.	Directors, Executive Officers and Corporate Governance	52
Item 11.	Executive Compensation	52
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related	52
	Stockholder Matters
Item 13.	Certain Relationships and Related Transactions, and Director Independence	52
Item 14.	Principal Accountant Fees and Services	52

Part IV
Item 15.	Exhibits and Financial Statement Schedules	53

Signatures		54

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

General

     We primarily design, manufacture and sell electronic throttle controls, pneumatic controls, and electronic sensors for heavy trucks, transit buses, off-road equipment and military applications. Electronic throttle controls send a signal proportional to throttle position to adjust the speed of electronically controlled engines. The use of electronically controlled engines is influenced primarily by emissions regulations, because these engines generally produce lower emissions. The original applications of electronic engines and electronic throttle controls were in heavy trucks and transit buses in the United States and Europe in the late 1980’s. As a result of the continuing implementation of more stringent emissions standards worldwide, demand for electronically controlled engines and electronic throttle control systems is expanding both geographically and into lower horsepower engines. China, India and Russia are implementing more stringent emissions standards for heavy trucks and transit buses, which we believe will increase the penetration of electronic throttle controls worldwide. Additionally, countries around the world have adopted emissions regulations that we expect will continue to increase the use of electronic throttle controls in off-road equipment.

     We also produce a line of pneumatic control products, which are generally sold to the same customer base as our electronic throttle controls. These pneumatic products are used for vehicle control system applications such as power take-off’s, or PTO’s, and air-control applications.

     Electronic sensors are a significant component of our electronic throttle controls. The two principal sensor technologies are contacting and non-contacting. We have been producing contacting electronic sensors for use in our electronic throttle control systems since 2005 and began producing non-contacting sensors in 2006. Prior to 2005, we only used contacting sensors and we purchased those from third parties. In addition to internal use, we also have begun selling sensors as separate product lines. As part of our sensor strategy, we have a license to use certain non-contacting sensor technology from Moving Magnet Technology S.A. Since 2007, the majority of our sensors have been produced internally.

     We also design and manufacture a line of adjustable foot pedals and arm rests, and we are developing joysticks primarily for the off-road market. Adjustable foot pedals are devices that move the throttle, brake and, if applicable, the clutch pedal, closer or further away from the vehicle driver to compensate for driver heights. We have a licensing agreement for an adjustable pedal technology, which allows us to sell adjustable pedals in the medium and heavy truck and transit bus markets.

     We sell our products worldwide. During fiscal 2010, approximately 59% of our products were sold in the United States and an additional 8% of our products were sold to customers in Canada and Mexico for vehicles that are produced, in part, for the United States market. Approximately 33% of our products, measured in terms of unit volume, were sold to other international markets. We sell the majority of our products directly to large heavy truck, transit bus and off-road original equipment manufacturers worldwide. Our largest customers include The Volvo Group, Paccar, Inc., Daimler Trucks NA, Navistar International Corporation, Caterpillar, Inc., and Bendix Commercial Vehicle Systems. We also sell our products through a network of independent distributors and representatives, which sell to smaller original equipment manufacturers (“OEMs”) and to truck and bus owners as replacement parts.

     While we are a leader in the market for electronic throttle control systems for heavy trucks, transit buses and off-road equipment, the markets for our products are highly competitive worldwide. The existing and developing worldwide heavy truck, transit bus and off-road markets will require competitive worldwide manufacturing capabilities. We expect to begin selling electronic throttle controls for light commercial vehicles in the Asian market in fiscal 2011. We believe our operating facilities in Portland, Oregon, Suzhou, China and Pune, India have us well positioned to meet the needs of these markets. In addition to our manufacturing facilities, we have sales offices in Shanghai, China and Munich, Germany. We also have exclusive distributor relationships in Japan, Korea and India to serve those markets.

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

     The major competitors for our electronic throttle controls include AB Eletronik GmbH, Kongsberg Automotive, Siemens VDO Automotive AG, Felsted Products, LLC, Hella KGaA Hueck & Co., Heinrich Kubler AG (“KSR”) and Comesys, Ltd. Several Chinese competitors, most notably Alion and GoFa, are also significant competitors. Other companies, including Dura Automotive Systems, Inc. and CTS Corporation compete in the passenger car and light truck market and may attempt to compete in the heavy truck and transit bus market in the future.

     We also manufacture pneumatic control systems for the diesel heavy truck, transit bus and off-road vehicle markets. The market for these pneumatic control systems is highly competitive and characterized by many competitors. Many of the customers for these products are the same customers as for our heavy truck and transit bus electronic throttle control systems.

     When choosing among competing electronic throttle control systems, we believe purchasers of these systems focus on price, quality, value added engineering and reputation. In addition, we believe attainment of the TS 16949 quality certification and the ISO 14001 Environmental Management System certification are critical to qualifying as a supplier. Our manufacturing facilities in Portland and Suzhou have attained the TS 16949 and ISO 14001 certifications and our entire product line is produced using these standards. When our Pune, India facility becomes fully operational we intend to seek TS 16949 and ISO 14001 certifications.

Marketing and Distribution

     We sell our products to customers primarily in the heavy truck, transit bus and off-road equipment industries. For the years ended September 30, 2010, 2009 and 2008, The Volvo Group accounted for 16%, 16% and 19%; Paccar, Inc. accounted for 9%, 9% and 11%; and Daimler Trucks NA accounted for 8%, 9% and 9%, of net sales from operations, respectively. Approximately 41%, 37% and 46% of net sales in fiscal 2010, 2009 and 2008, respectively, were to customers outside of the United States, primarily in Canada, Belgium, Sweden, Mexico, China and Korea, and, to a lesser extent, in other European countries, South America, Pacific Rim nations and Australia. We market our products from our sales facilities in Portland, Oregon, Shanghai, China, Munich, Germany and through distributor networks.

     In fiscal 2010, 2009 and 2008, approximately 84%, 83% and 86%, respectively, of our sales were from sales of electronic throttle controls, with the remainder being sales of pneumatic control systems.

Environmental

     We produce minimal quantities of hazardous waste in our operations and we are subject to federal and state air, water and land pollution control laws and regulations. Compliance with these laws generally requires us to incur operating costs and capital expenditures. Substantial liability may result from the failure to properly handle hazardous waste.

     The soil and groundwater at the Company’s Portland, Oregon facility contains certain contaminants, which were deposited from approximately 1968 through 1995. Some of this contamination has migrated offsite to neighboring properties. The Company has retained an environmental consulting firm to investigate the extent of the contamination and to determine what remediation will be required and the associated costs. During fiscal 2004, the Company entered into the Oregon Department of Environmental Quality’s voluntary clean-up program. As of September 30, 2010, the total liability recorded for the clean-up is $900 and is classified in accrued expenses in the accompanying consolidated balance sheet. We asserted and filed a contractual indemnity claim against Dana Holding CP (“Dana”), from whom we acquired the property, and contribution claims against the other prior owner of the property as well as businesses previously located on the property (including Blount, Inc. (“Blount”) and Rosan, Inc. (“Rosan”)) under the Federal Superfund Act and the Oregon Cleanup Law. During 2008, we entered into a settlement agreement with Dana, Blount and Rosan under which we received total cash payments from Dana, Blount and Rosan of $735, and shares of Dana stock equal to approximately $337 at the time of settlement, and assumed the full obligation to, and risks associated with, completing the remediation.

Government Regulation

     Our vehicle component products must comply with the National Traffic and Motor Vehicle Safety Act of 1966, as amended, and regulations promulgated there under, which are administered by the National Highway Traffic Safety Administration (“NHTSA”). If, after an investigation, NHTSA finds that we are not in compliance with any of its standards or regulations, among other things, it may require that we recall products found not to be in compliance, and repair or replace such products. During fiscal 2010, we had no product recalls. We are not aware of any instances of material non-compliance with the statute and applicable regulations.

Product Research and Development

     We conduct engineering, research and development and quality control activities to maintain and improve the performance, reliability and cost-effectiveness of our products and to develop new products. Our engineering staff works closely with our customers to design and develop new products and to adapt existing products for new applications. During fiscal 2010, 2009 and 2008, the Company spent $4,505, $3,981and $4,015, respectively, on these activities. We anticipate that these expenses may increase as we continue to expand into new markets and new products.

Patents, Trademarks and Licenses

     We believe our products generally have strong name recognition in their respective markets. We own numerous patents, primarily under the “Williams” name, which expire at various times. We believe that, in the aggregate, the rights under our patents are generally important to our operations. We do not, however, consider any individual patent or group of patents to be of material importance to our total business.

     During fiscal 2003 the Company obtained an exclusive license for use in our adjustable pedal product lines. The initial agreement was for a period of three years and contained annual renewal provisions if certain sales thresholds were met. With the general economic decline in fiscal 2009 and the significant decline in recreational vehicle sales, a primary market for adjustable pedals, the contractual thresholds have not been met and the license reverted to a non-exclusive license where it remains today. The Company is obligated to make royalty payments based on the number of units we sell. Additionally, as part of the sale of our passenger car and light truck product lines to Teleflex Incorporated on September 30, 2003, we obtained the right to use certain of Teleflex’s (now Kongsberg Automotive) adjustable pedal patents in exchange for Teleflex receiving fully paid licenses for certain of our patents.

     In fiscal 2005, we entered into an agreement with Moving Magnet Technology SA (“MMT”) to license certain non-contacting sensor technology. We use this license to internally produce non-contacting sensors for use in our electronic throttle controls. We make royalty payments based on the number of units sold, which includes minimum yearly royalties beginning in 2008. This agreement is for a period of ten years and may be renewed annually based on written mutual agreement. This agreement may be terminated by the licensor if certain sales thresholds are not met.

Raw Materials; Reliance on Single Source Suppliers

     We purchase certain of our component parts that are derived from raw materials, including brass, aluminum, steel, plastic, rubber and zinc. These materials currently are widely available at reasonable terms, but are subject to volatility of prices due to fluctuations in the commodity markets. Future demand and other factors, such as currency fluctuations, supply shortages or disruptions, may result in price increases causing higher costs for some of our components. Although historically commodities and component prices have increased, we have not been subject to supply constraints as a result of these factors.

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

Employees

     As of September 30, 2010, we employed 128 employees in our Portland, Oregon facility, of which approximately 59 were engaged in manufacturing and 69 were involved in sales, engineering and administrative functions. As of September 30, 2010, we employed 104 employees in China, of which 60, were engaged in manufacturing and approximately 44 were engaged in sales, engineering and administrative functions. We are in the process of starting-up our Pune, India facility and have two employees in that facility. We also have 2 employees in Europe as of September 30, 2010. Our hourly employees engaged in manufacturing in the Portland, Oregon facility are represented by the International Union, United Automobile Workers of America and Amalgamated Local 492. In February 2009, we signed a new labor agreement which will expire on August 31, 2013. As of September 30, 2010, we employed a total of 35 people pursuant to this labor agreement.

Forward-Looking Statements

     This report on Form 10-K contains forward-looking statements within the meaning of Section 21D of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include all statements other than those that expressly state historical fact. Among others, this report includes forward looking statements that describe our plans and intentions regarding future courses of action and the possible outcomes of those intentions, and that set forth our expectations regarding our prospective financial condition, results of operations, and cash flows. Forward-looking statements can sometimes be identified by the use of forward-looking terminology, such as “may”, “will”, “should”, “expect”, “anticipate”, “estimate”, “continue”, “plans” and “intends”. Although we believe that the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are subject to risks and uncertainties that could cause us to deviate from our current plans, and could cause our actual results to differ materially from those indicated by the forward-looking statements. Similarly, we may deviate from the plans and intentions expressed in this report, which may further cause our results to vary. Some of the factors that could cause our actions or performance to differ from, or our results to fall short of, our expectations are described in the section of this report entitled “Section 1A: Risk Factors,” and in our other reports to and filings with the Securities and Exchange Commission from time to time. These risks and uncertainties are beyond our control and, in many cases, we cannot predict the risks and uncertainties that could cause our actual results to differ materially from those indicated by the forward-looking statements.

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

     A significant portion of our revenues historically have been derived from a limited number of customers. Further, each of these customers is a manufacturer of heavy trucks or components, and the worldwide truck and off-road industries have historically been cyclical markets and at times have been, and presently are, subject to significant financial stress and uncertainty. Were any of our key customers to place some or all of their business with one or more of our competitors or cease operations, we may face a material adverse impact upon our revenues, net income, cash flows and financial condition.

Reduced spending due to weakness in the financial and credit markets and uncertainties in the economy, domestically and internationally, may adversely affect our revenues and operating results.

     We depend on demand from the heavy truck, bus and off-road OEMs and the demand for such OEMs for their products in the markets they serve. All of these markets have been, and may continue to be, adversely affected by worldwide economic conditions, including the current global economic downturn. Accordingly, our business may be adversely impacted by reductions in demand for our products as a result of uncertain conditions in the macroeconomic environment, such as volatile energy prices, inflation, fluctuations in interest rates, difficulty securing credit, volatility in security prices and the corresponding uncertainties surrounding equity finance markets, diminished liquidity and other economic factors. The resulting decrease in demand has and may continue to adversely impact our revenues and stockholder value. Demand for our products declined significantly in fiscal 2009 and only recovered slightly in fiscal 2010, which impacted overall sales and net income.

     Negative economic conditions also may materially impact our customers, suppliers and other parties with which we do business. Economic and financial market conditions that adversely affect our customers may cause them to terminate existing purchase orders or to reduce the volume of products they purchase from us in the future. We normally do not require customers to post collateral as security for receivables and we do not purchase credit insurance. We may have significant balances owing from customers who operate in cyclical industries or who may not be able to secure sufficient credit in order to honor their obligations to us. Failure to collect a significant portion of amounts due on those receivables could have an adverse effect on our results of operations and financial condition.

     Adverse economic and financial market conditions also may cause our suppliers to be unable to provide materials and components to us or may cause suppliers to make changes in the credit terms they extend to us, such as shortening the required payment period for our amounts owing them or reducing the maximum amount of trade credit available to us. While we have not yet experienced changes of this type, they could significantly affect our liquidity and could have an adverse effect on our results of operations and financial condition. If we are unable to successfully anticipate and address changing economic and financial markets conditions, our business could be negatively affected.

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

We purchase component parts from suppliers and changes in the relationships with such suppliers, as well as increases in the costs of raw materials that comprise our component and/or the component parts, would adversely affect our ability to produce and market our products, which would adversely affect our profit margins, results of operations and stockholder value.

     We purchase component parts from suppliers to be used in the manufacturing of our products. If a supplier fails to provide necessary component parts, we may be unable to produce, or may face delays or cost increases in producing, certain products. These potentialities could result in a decrease in revenue, a loss of timeliness in product deliveries, and adverse impacts on our reputation in our industry. Also, if prices of raw materials that comprise our component parts and/or the component parts increase, or if a supplier increased prices for other reasons, and we are not able to mitigate these costs or pass on such increase to our customers, our profit margins would decrease. Finally, if our suppliers (or any alternative suppliers from which we choose or are required to acquire components) delivers products that do not meet our specifications or cause us to fail to meet our product standards, we may face losses in revenues, reputational harm, and potentially other adverse business consequences. The occurrence of any of these events could adversely affect our results of operations and stockholder value.

Our products could be subject to product liability claims by customers and/or consumers, which would adversely affect our profit margins, results of operations and stockholder value.

     The majority of our products are used on heavy trucks and transit buses. If our products are not properly designed or built and/or personal injuries or property damages are attributed to the performance of our equipment, we could be subject to claims for damages based on theories of product liability and other legal theories. We maintain liability insurance for these personal injury and property damage risks, but not for claims that do not involve personal injury or property damage. The costs and resources to defend such claims could be substantial, and if such claims are successful, we could be responsible for paying some or all of the damages. Also, our reputation could be adversely affected, regardless of whether such claims are successful. Any of these results would adversely affect our profit margins, results of operations and stockholder value. During fiscal 2010 we settled such a product liability case which was not covered by our liability insurance. Refer to ITEM 3 – LEGAL PROCEEDINGS.

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

     During fiscal 2010, financial markets in the United States and abroad have experienced extreme disruption, including severely diminished liquidity and credit availability similar as what occurred in fiscal 2009. These conditions could impair our ability to access credit markets and there can be no assurance that these conditions will not adversely affect our business in the future.

     At September 30, 2010, we had on hand cash and cash equivalents of $3,016. In June 2010, the Company entered into a revolving loan facility with U.S. Bank, which expires on June 30, 2012. As of September 30, 2010, there was no balance outstanding on the revolving loan facility and the Company had available under its revolving credit facility $6,241. We believe our cash on hand and the revolving credit facility will be sufficient to meet our working capital needs for the foreseeable future.

The soil and groundwater at our Portland, Oregon facility contains certain contaminants that may require us to incur substantial expense to investigate and remediate, which would adversely affect our profit margins, results from operations and stockholder value.

     The soil and groundwater at our Portland, Oregon facility contain certain contaminants. Some of this contamination has migrated offsite to neighboring properties and potentially to other properties. We have retained an environmental consulting firm to investigate the extent of the contamination and to determine what remediation will be required and the associated costs. In fiscal 2004, we entered the Oregon Department of Environmental Quality’s voluntary clean-up program and established a liability for this matter. At September 30, 2010, this liability totaled $900. Our overall costs ultimately may exceed our estimates, or we may be forced to increase the amount of our estimates, either or both of which could adversely affect our financial condition, results of operations or cash flows.

Complying with the laws applicable to the United States and foreign markets may become more difficult and expensive in the future, which could adversely affect our results of operations and stockholder value.

     Our operations in the United States and foreign markets are subject to the laws of such markets. Compliance with these laws may become more difficult and costly in the future. In addition, these laws may change and such change may require us to change our operations. Any of these results could adversely affect our results of operations and stockholder value by increasing expenses and reducing revenues, thereby reducing profits.

We face risks related to our foreign operations.

     In addition to our operations in the United States, we currently operate in China, and in fiscal 2010 established an operation in India. We also have a sales presence in other countries such as Japan, Korea and a number of countries in the European Union, and we market our products and technologies in those and other international markets, including both industrialized and developing countries. Our combined international operations are subject to various risks common to international activities, such as:
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

     We sell products in North America, Europe, Mexico, China, Korea, India, South America, the Pacific Rim nations, Australia, and other member nations of the European Union and Asia; we purchase components from suppliers in China, Mexico and Europe; we have manufacturing and sales operations in China and India; and we maintain a sales and technical center in Germany. For fiscal 2010, 2009 and 2008, foreign sales were approximately 41%, 37%, and 46% of net sales, respectively. Although currently a majority of our sales and purchases are made in U.S. dollars, an increasing amount of our purchases and sales are made in Chinese RMB and we anticipate that over time more of our purchases of component parts and sales of our products will be denominated in foreign currencies. We do not presently engage in any hedging of foreign currency risk. In the future, our operations in the foreign markets will likely become subject to fluctuations in currency values between the U.S. dollar and the currency of the foreign markets. Our results of operations and stockholder value could be adversely affected if currency of any of the foreign markets increases in value relative to the U.S. dollar.

Political and economic instability in the foreign markets may make doing business there more difficult and costly, which could adversely affect our results of operations and stockholder value.

     Economic and political instability may increase in the future in foreign markets. Such instability may make it more difficult to do business in those countries, may make it more expensive to operate and could disrupt supplies of components into our Portland, Suzhou, or Pune facilities. If our operations were nationalized by the government of China, this could cause us to write off the value of our operations in such foreign markets and eliminate revenues generated by such operations. Any of these results could result in onetime charges or increased expenses as well as lower revenues, which would adversely affect our results of operations and harm stockholder value.

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

     We lease approximately 63,000 square feet in Suzhou, China for manufacturing and office and approximately 500 square feet for our Shanghai, China sales office. We also lease approximately 15,000 square feet of manufacturing and office space in Pune, India and approximately 1,400 square feet in Munich, Germany for our Williams Controls Europe sales operation. We believe that these facilities will be adequate to meet our existing needs and our needs for the foreseeable future.

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

     On October 1, 2004, the Company was named as a co-defendant in a product liability case (Cuesta v. Ford, et al), brought in the Oklahoma State District Court in Bryant, Oklahoma. During the second quarter of fiscal 2010 the Company entered into a settlement agreement between and among Ford and the plaintiff group and recorded a $775 provision for full settlement and release of all claims. The complaint sought an unspecified amount of damages on behalf of the class based on allegations that certain of our products, as incorporated into certain models of Ford motor vehicles, are defective. The settlement agreement involves settlements with both Ford and the Company, with the Company’s settlement costs of $775. In September 2010, the Company has made cash payment of a $775 for the settlement.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2010.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Prices of Common Stock

     Our common stock is traded on the NASDAQ Global Market under the symbol “WMCO.” The following table sets forth the high and low closing prices of our common stock for each fiscal quarter for the past two fiscal years as reported on the NASDAQ Global Market:

	2010		2009
	High	Low	High	Low
First Quarter	$8.73	$7.74	$13.02	$6.21
Second Quarter	$8.12	$7.15	$7.81	$4.15
Third Quarter	$9.76	$8.20	$7.25	$4.95
Fourth Quarter	$10.47	$7.51	$9.40	$5.90

Dividend Policy

     There were 233 record holders of our common stock as of December 1, 2010. During fiscal 2010 we paid a $1 per share cash dividend. We had never paid a dividend with respect to our common stock prior to that time and payment of cash dividends in the future will be at the exclusive discretion of the Board of Directors and will depend upon our earnings levels, capital requirements, any restrictive loan covenants and other factors the Board considers relevant.

Performance Graph

     The graph below compares the cumulative total stockholder return of our common stock with the cumulative total return of the NASDAQ Composite Index and a peer group of companies primarily traded on the NASDAQ Stock Market in the Standard Industry Classification Code 3714 (motor vehicle parts and accessories) (the “Peer Group”). The graph shows the value for the period beginning October 1, 2005 and ending September 30, 2010. The graph assumes that $100 was invested on September 30, 2005.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Williams Controls, Inc., The NASDAQ Composite Index
And A Peer Group

Total Return Analysis
	9/30/05	9/30/06	9/30/07	9/30/08	9/30/09	9/30/10
Williams Controls, Inc.	$100.00	$166.93	$237.42	$169.70	$118.31	$133.01
NASDAQ Composite	$100.00	$106.39	$127.37	$96.70	$100.00	$112.86
Peer Group	$100.00	$104.99	$144.38	$95.54	$96.05	$137.69

ITEM 6. SELECTED FINANCIAL DATA (Dollars in thousands - except per share amounts)

Consolidated Statement of Operations Data:	Year ended September 30
	2010	2009	2008	2007	2006
Net sales	$52,266	$38,809	$65,781	$68,924	$74,634
Net income (loss)	1,377	(2,009)	7,830	7,937	9,549
Net income (loss) per common share – basic	0.19	(0.27)	1.04	1.06	1.29
Net income (loss) per common share – diluted	0.19	(0.27)	1.01	1.03	1.25
Cash dividends per common share	1.00	-	-	-	-

Consolidated Balance Sheet Data:	September 30
	2010	2009	2008	2007	2006
Current Assets	$21,249	$24,104	$28,694	$21,041	$23,991
Current Liabilities	10,503	7,707	9,447	9,857	17,651
Working Capital	10,746	16,397	19,247	11,184	6,340
Total Assets	34,205	36,384	39,762	32,078	35,703
Long-Term Liabilities	8,938	8,587	4,667	5,052	9,790
Stockholders’ Equity	14,764	20,090	25,648	17,169	8,262

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands – except share and per share amounts)

     This section summarizes the significant factors affecting our consolidated results of operations, financial condition and liquidity position for each year comprising the three year period ended September 30, 2010. This section should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this document, and readers should note that dollar figures in this section, other than per-share data, are presented in thousands. Statements in this report that relate to future results and events are based on our current expectations. Actual results in future periods may differ materially from those currently expected or desired because of a number of risks and uncertainties. For a discussion of factors affecting our business, see “ITEM 1 – BUSINESS” in this Annual Report on Form 10-K. Further, this section includes forward-looking statements which should be read in conjunction with the section entitled “Item 1A – Risk Factors.”

Overview

     Net sales increased to $52,266 in fiscal 2010, up 35% when compared to fiscal 2009. The low point of the economic cycle relevant to our operations appears to have occurred during our third quarter of fiscal 2009 and sales have steadily increased since that time. Although we have seen improvement from our low point in fiscal 2009, the heavy truck industry is still significantly below levels prior to the economic downturn with our fiscal 2010 sales being 21% below fiscal 2008 sales levels. While we continue to closely monitor all of our costs, and we remain committed to spending on new product development and technology for existing and new customers. During the fourth quarter of fiscal 2010, the Company paid a cash dividend of $1.00 per share to stockholders of record as of July 14, 2010. Although no assurances can be given, management believes that it is likely that our $3,016 in cash on hand plus available borrowing of $6,241 under our revolving loan facility will be adequate to sustain the Company through the foreseeable future.

     As we move forward into fiscal 2011 and beyond, we will continue to work closely with our existing and potential customers to design and develop new products and adapt existing products to new applications, and to improve the performance, reliability and cost-effectiveness of our products.

Results of Operations

Financial Summary
(Dollars in Thousands)

				2009 to	2008 to
	2010	2009	2008	2010	2009
Net sales	$52,266	$38,809	$65,781	34.7%	(41.0%)
Cost of sales	37,446	30,173	42,960	24.1%	(29.8%)

Gross profit	14,820	8,636	22,821	71.6%	(62.2%)

Research and development	4,505	3,981	4,015	13.2%	(0.8%)
Selling	2,836	2,425	2,727	16.9%	(11.1%)
Administration	5,480	5,522	5,500	(0.8%)	0.4%
Class action settlement	775	-	-	NM	NM
Gain from settlement of environmental claims	-	-	(1,072)	NM	NM

Operating income (loss)	$1,224	$(3,292)	$11,651

As a percentage of net sales:
Cost of sales	71.6%	77.7%	65.3%
Gross margin	28.4%	22.3%	34.7%
Research and development	8.6%	10.3%	6.1%
Selling	5.4%	6.2%	4.1%
Administration	10.5%	14.2%	8.4%
Class action settlement	1.5%	-	-
Gain from settlement of environmental claims	-	-	(1.6%)
Operating income (loss)	2.3%	(8.5%)	17.7%

NM – not meaningful

Comparative Years Ended September 30, 2010, 2009 and 2008
				Percent Change
				2009 to	2008 to
For the Year Ended September 30:	2010	2009	2008	2010	2009
Net sales	$52,266	$38,809	$65,781	34.7%	(41.0%)

     Net sales increased $13,457 for fiscal 2010 as compared fiscal 2009. The overall increase in sales in fiscal 2010 results from volume increases in essentially all of our principal geographic markets. In fiscal 2009, we saw significant reductions in the number of units of trucks, buses and off-road vehicles built worldwide due to the significant recessionary pressures in the United States and many parts of the rest of the world and as a result, essentially all of our large truck OEM customers had reductions in build rates and took extensive down-time in 2009. As the economic climate has improved worldwide in fiscal 2010 and our truck OEM customers have increased build rates, the result has been an overall increase in sales volumes in all our markets.

     Net sales to customers in Asia increased 54% over the prior year primarily due to increased sales volumes of heavy trucks in Korea and heavy trucks and off-road vehicles in China. Increases in off-road volumes in China primarily results from adoption of more stringent emissions standards, which mandate the inclusion of electronic throttle controls on new vehicles, thus allowing us to expand our customer base in this market. Korean sales have increased due to improvements in the economic climate in Korea and an increase in the number of truck sales. European truck sales were up 80% in fiscal 2010 when compared to fiscal 2009 due to our European customers increasing their heavy truck build rates and working through the build up of inventory levels experienced in fiscal 2009. Net sales to NAFTA truck customers were up 21% over fiscal 2009 due to continued improvements in the economic environment and freight hauling. These improvements more than offset the Company’s expected declines associated with the emission standards enacted in North America in calendar 2010 which drove higher truck costs to comply with these new emission standards. We believe that NAFTA truck sales may improve slightly over the next few quarters as the economic environment continues to improve. Worldwide off-road sales were up 57% for the fiscal year ended September 30, 2010. The largest contributor to this increase in off-road sales occurred in the NAFTA market, where off-road sales were up 49% primarily due to continued increases in sales related to United States military vehicle applications.

    We expect that electronic throttle control sales generally will continue to vary directly with future changes in the overall economy and the demand for heavy trucks, transit buses and off-road vehicles in particular. These variations are largely dependent upon, and are expected to vary directly with, production volumes in the various geographic markets in which we serve. Additionally, competitive pricing may reduce margins and gross sales.

    Net sales decreased $26,972 for fiscal 2009 as compared to fiscal 2008. The decrease in sales resulted from volume reductions in essentially all of our principal markets, which we believe was due to the decline in the world economic climate and the impact that decline has had on our customers and the end markets for their products. In the North American market, sales to heavy truck customers were down 43% compared to fiscal 2008, which is the direct result of the overall reductions in truck build rates in North America. Our share of that market and unit pricing remained essentially unchanged from the prior year. The sales declines to our European truck customers were even more dramatic, decreasing 64% over the prior year. On a year over year basis, sales to Asia decreased 44%. Net sales to off-road customers decreased 39% as that market also experienced reduced production rates in response to the lower levels of construction activity worldwide.

				Percent Change
				2009 to	2008 to
For the Year Ended September 30:	2010	2009	2008	2010	2009
Cost of sales	$ 37,446	$ 30,173	$ 42,960	24.1%	(29.8%)

    The types of expenses included in cost of sales include raw materials; freight and duty; warranty; wages and benefits; depreciation and amortization; production utilities; shipping and production supplies; repairs and maintenance; production facility property insurance; and other production overhead.

    As a percent of sales, cost of sales decreased in fiscal 2010 compared to fiscal 2009 primarily due to higher sales volumes to distribute fixed overhead. Additionally, fiscal 2009 included settlement of outstanding labor issues and severance costs totaling $320 and a $116 write-down to our capitalized license fee related to adjustable pedal technology due to the significant decline in business in the recreational vehicle industry. Repairs and maintenance costs and pension/postretirement medical costs decreased $121 and $115, respectively, in fiscal 2010 from the comparable period in fiscal 2009. Slightly offsetting some of these decreases was an increase in warranty costs of $399 in fiscal 2010 when compared to fiscal 2009 and primarily relates to warranty claims with one customer. In addition, freight and duty costs increased $719 in fiscal 2010 when compared to fiscal 2009.

    Cost of sales increased as a percent of sales in fiscal 2009 when compared to fiscal 2008, primarily due to significantly lower sales volumes to cover fixed overhead costs. Fiscal 2009 also included settlement of outstanding labor issues and severance costs of $320; a $116 write-down in our capitalized license fee related to adjustable pedals; and an overall increase in warranty costs over fiscal 2008. Offsetting some of these cost increases were overall reductions in salary cost related to our cost reduction program in fiscal 2009.

				Percent Change
				2009 to	2008 to
For the Year Ended September 30:	2010	2009	2008	2010	2009
Gross profit	$ 14,820	$ 8,636	$ 22,821	71.6%	(62.2%)

    Gross profit was $14,820, or 28.4% of net sales for fiscal 2010, an increase of $6,184 from the gross profit of $8,636, or 22.3% of net sales in the comparable fiscal 2009 period.

    The increase in gross profit in fiscal 2010 was primarily driven by the 35% net increase in sales of electronic throttle control systems to our heavy truck, bus and off-road customers. Manufacturing overhead costs were 8% lower as a percent of sales in fiscal 2010 than in fiscal 2009, primarily due to the factors described above under cost of sales.

    Gross profit was $8,636, or 22.3% of net sales for fiscal 2009, a decrease of $14,185 from the gross profit of $22,821, or 34.7% of net sales, in fiscal 2008.

    The gross profit decline in fiscal 2009 compared to fiscal 2008 was primarily driven by the 41% net decrease in sales of electronic throttle control systems to our heavy truck, transit bus and off-road customers. Our business is not entirely scalable, which means that certain overhead costs will not vary directly in proportion to sales volumes, particularly during periods of declining sales. However, direct production costs such as materials and labor generally fluctuate with sales volumes.

				Percent Change
				2009 to	2008 to
For the Year Ended September 30:	2010	2009	2008	2010	2009
Research and development	$ 4,505	$ 3,981	$ 4,015	13.2%	(0.8%)

    Research and development expenses increased $524 in fiscal 2010 when compared to fiscal 2009. The increase is primarily due to increased resources, including additional headcount, being committed to new project development for sensors and joysticks. The Company’s research and development expenditures generally will fluctuate based on the products under development at any given point in time, and that fluctuation often does not coincide with sales cycles.

    Research and development expenses in fiscal 2009 were essentially unchanged when compared to fiscal 2008. Although our sales were down 41%, our cash flows were negatively impacted and we instituted temporary Company-wide salary reductions in fiscal 2009, we felt that it was strategically important to continue our commitment to and spending for new product development and technology for existing and new customers and programs.

				Percent Change
				2009 to	2008 to
For the Year Ended September 30:	2010	2009	2008	2010	2009
Selling	$ 2,836	$ 2,425	$ 2,727	16.9%	(11.1%)

    Selling expenses increased $411 in fiscal 2010 as compared to fiscal 2009 mainly due to an increase in travel expenses and sales commissions, which tend to correlate with relatively higher sales volumes.

    Selling expenses decreased $302 for fiscal 2009 as compared to fiscal 2008 mainly due to lower overall travel expenses, reduction in salary costs as a result of our cost reduction program in fiscal 2009 and reductions in sales commission expenses as a result of lower commission sales.

				Percent Change
				2009 to	2008 to
For the Year Ended September 30:	2010	2009	2008	2010	2009
Administration	$ 5,480	$ 5,522	$ 5,500	(0.8%)	0.4%

    Administration expenses for fiscal 2010 decreased slightly when compared to fiscal 2009. The decrease in administration expenses is primarily due to fiscal 2009’s having included $297 in non-cash compensation expense related to our unfunded deferred compensation plan, compared to a like expense of $25 in fiscal 2010. In addition, bad debt expense decreased $164 from the prior year. Offsetting these decreases in administration expense during fiscal 2010 was a $182 increase in legal fees, primarily associated with the Cuesta class action lawsuit, which is also discussed in Note 10 in the Notes to Consolidated Financial Statements. Additionally, wage related expenses increased in fiscal 2010 due to reinstating full wages at the beginning of the second quarter of fiscal 2010. In fiscal 2009, wage related expenses were reduced during the last half of the year as part of the cost reduction program put into place in fiscal 2009.

    Administration expenses for fiscal 2009 were essentially unchanged when compared to fiscal 2008. Increases in administration expenses included a $297 non-cash compensation expense recognized in conjunction with our unfunded deferred compensation plan during fiscal 2009 and an overall increase in bad debt expense of $169. Offsetting some of these increases in administration expenses were reductions in salary costs and director fees resulting from implementing certain cost cutting measures during fiscal 2009, including temporary Company-wide salary reductions and a 20% reduction in fees paid to the members of the Company’s Board of Directors. In addition, audit fees related to our compliance with Section 404 (b) of the Sarbanes-Oxley Act decreased. At September 30, 2009, we were not required to be audited under the requirements of Section 404 (b) of the Sarbanes-Oxley Act due to our public float decreasing below the required level for an audit of internal controls; however we maintained all of our internally generated internal control measures. This change resulted in a corresponding decrease in audit fees related to such services.

				Percent Change
				2009 to	2008 to
For the Year Ended September 30:	2010	2009	2008	2010	2009
Class action settlement	$ 775	$ -	$ -	NM	NM

    During fiscal 2010, the Company recorded a $775 liability which represents the agreed upon obligation for the Company per the settlement agreement related to the Cuesta class action lawsuit discussed in Note 10 to Consolidated Financial Statements. During the fourth quarter of fiscal 2010, the $775 was paid for full settlement and release of any future obligations.

				Percent Change
				2009 to	2008 to
For the Year Ended September 30:	2010	2009	2008	2010	2009
Gain from settlement of environmental claims	$ -	$ -	($1,072)	NM	NM

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

				Percent Change
				2009 to	2008 to
For the Year Ended September 30:	2010	2009	2008	2010	2009
Gain on sale of investments	$ (441)	$ -	$ -	NM	NM

    During the third quarter of fiscal 2010, we sold our short-term investments and recorded a $441 gain related to the sale. The majority of the shares sold related to the Company’s investment in Dana as part of the environmental settlement discussed in Note 10 to Consolidated Financial Statements. The gain recognized in fiscal 2010 was primarily the result of writing down the basis of our investments as discussed below with the impairment charge recorded in fiscal 2009.

				Percent Change
				2009 to	2008 to
For the Year Ended September 30:	2010	2009	2008	2010	2009
Loss on impairment of investments	$ -	$ 317	$ -	NM	NM

    Loss on impairment of investments is a non-cash, other-than-temporary impairment charge relating to our common stock of Dana during the first quarter of fiscal 2009. The impairment charge assumes no income tax benefit given the uncertainty of the Company’s ability to generate future taxable investment gains required to utilize these investment losses. Prior to recording the impairment charge, the decline in market value was carried net of tax in other comprehensive loss. Following the recording of this impairment charge, all subsequent changes in market value of our short-term investments is recorded net of tax in other comprehensive income (loss).

				Percent Change
				2009 to	2008 to
For the Year Ended September 30:	2010	2009	2008	2010	2009
Other (income) expense, net	$ (54)	$ 84	$ (205)	NM	NM

    Other income of $54 in fiscal 2010 consisted primarily of a $90 gain from the extinguishment of old outstanding accounts payable balances of various insolvent subsidiaries offset slightly by losses related to the disposal of certain fixed assets. Other expense of $84 in fiscal 2009 primarily consisted of losses related to the disposal of certain fixed assets. Other income of $205 in fiscal 2008 consisted primarily of a $109 gain related to the sales and disposal of certain fixed assets and foreign currency gains.

				Percent Change
				2009 to	2008 to
For the Year Ended September 30:	2010	2009	2008	2010	2009
Income tax expense (benefit)	$ 338	$ (1,677)	$ 3,950	120.2%	(142.5%)

    In fiscal 2010, the Company recorded income tax expense of $338 compared to an income tax benefit of $1,677 in fiscal 2009 and income tax expense of $3,950 in fiscal 2008. The overall tax rate was 19.7% in fiscal 2010 compared to 45.5% in fiscal 2009 and 33.5% in fiscal 2008. The decrease in the effective tax rate is primarily due to the mix of pretax earnings between domestic and foreign jurisdictions, primarily in China. The mix of earnings combined with lower tax rates in our foreign jurisdictions caused the tax rate to decline from prior years.

    The increase in the effective tax rate when comparing fiscal 2009 and 2008 is primarily due to the mix of pretax earnings/losses between domestic and foreign jurisdictions, particularly in China. Additionally, a favorable R&D credit adjustment was recorded due to a change in United States tax law and the initial recording of our Chinese deferred tax assets during fiscal 2009 which combined to increase the tax rate by 4.0%. This increase was partially offset by a valuation allowance against an unrealized investment loss and an unfavorable Domestic Production Activities Deduction adjustment related to the federal net operating loss carry-back.

    Refer to Note 9 in the Notes to Consolidated Financial Statements for further details of changes in our overall tax rate.

Financial Condition, Liquidity and Capital Resources

    At September 30, 2010, we had cash and cash equivalents of $3,016. During the fourth quarter, we paid a $1.00 per share cash dividend to all stockholders of record totaling $7,278. During the third quarter of fiscal 2010, we entered into a revolving loan facility with U.S. Bank and as of September 30, 2010 we had $6,241 available under our revolving loan facility. We believe our cash on hand and our capacity under the new revolving loan facility will be sufficient to meet our working capital needs for the foreseeable future.

    Cash generated from operations was $2,680 for fiscal 2010; a decrease of $1,558 from the cash generated from operations of $4,238 for fiscal 2009. Net income (loss) plus non-cash charges for depreciation, amortization and stock based compensation contributed cash of $4,421 in fiscal 2010 compared to $719 for fiscal 2009.

    Changes in working capital items used cash of $745 for fiscal 2010 compared to generating cash of $3,566 in fiscal 2009. Changes in receivables in fiscal 2010 were a use of cash of $1,267 compared to a $2,241 generation of cash in fiscal 2009. The significant cash generation from the collection of receivables in fiscal 2009 was due to the reduction in sales and accounts receivable due to the deterioration of the general economy during that quarter. The increase in receivables in fiscal 2010 is the result of higher sales levels. Inventories increased $1,973 in fiscal 2010 in relation to increased sales compared to a decrease of $2,676 in fiscal 2009. Accounts payable and accrued expenses increased in fiscal 2010 primarily due to increases in purchases of inventory and supplies to remain in line with the significant increase in sales volumes, whereas the decrease in accounts payable and accrued expenses in 2009 was primarily due to the lower sales and inventory purchases. Cash flows from operations for fiscal 2010 included payments to our pension plans of $571 compared to contributions of $183 for fiscal 2009. Also included in cash flows from operations in fiscal 2010 was the $775 Cuesta class action settlement payment as discussed in Note 10 to Consolidated Financial Statements. We believe it is likely we will continue to generate positive cash from operations, however, depending on changes in the worldwide economic market, we could experience periods of negative cash flow from operations.

    Cash used in investing activities was $1,704 for fiscal 2010 and $1,861 for fiscal 2009. Cash flows from investing activities for fiscal 2010 included purchases of equipment of $2,238 and were offset slightly by $511 of proceeds related to the sale of investments. Cash flows from investing activities for fiscal 2009 included purchases of equipment of $1,876. We expect our cash use for investing activities to at least remain constant and potentially increase in the future as we continue to purchase capital equipment to expand and support our operations worldwide. We currently anticipate spending approximately $4,200 in capital expenditures for fiscal 2011.

    Cash used in financing activities was $7,205 for fiscal 2010, compared to cash used in financing activities of $2,192 for fiscal 2009. During the fourth quarter of fiscal 2010, we paid a cash dividend to stockholders of record as of the close of business on July 14, 2010 totaling $7,278. In October 2008, we announced a share repurchase plan whereby the Company can, but is under no obligation, to repurchase up to $5,000 of the Company’s common stock. Repurchases may be made in the open market or through bock trades, in compliance with Securities and Exchange Commission guidelines, subject to market conditions, applicable legal requirements and other factors. In fiscal 2009, we purchased 310,893 shares of common stock at a total value of $2,357. We did not make any repurchases during fiscal 2010. In addition, fiscal 2010 and 2009 included cash generation of $73 and $165, respectively, related to proceeds from the exercise of stock options.

Contractual Obligations as of September 30, 2010

    At September 30, 2010, our contractual obligations consisted of operating lease obligations and a license agreement. We do not have any letters of credit or debt guarantees outstanding at September 30, 2010. Maturities of these contractual obligations consist of the following:

	Payments due by period
		Less than	1 – 3	3 – 5
	Total	1 year	years	years
Operating leases	$1,583	$753	$830	$-
License - minimum
royalties	250	50	150	50
	$1,833	$803	$980	$50

    Certain liabilities, including those related to our pension and post-retirement benefit plans, are reported in the accompanying consolidated balance sheets but are not reflected in the table above due to the absence of stated maturities. We have net obligations at September 30, 2010 related to our pension plans and post-retirement medical plan of $6,275 and $2,631, respectively. We funded $571 to our pension plans in fiscal 2010 compared to $183 in fiscal 2009 and we expect to make payments of $1,053 in fiscal 2011 to fund our pension plans.

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

Environmental Costs

    We estimate the costs of investigation and remediation for certain soil and groundwater contaminants at our Portland, Oregon facility. The ultimate costs to the Company for the investigation, remediation and monitoring of this site cannot be predicted with certainty due to the often unknown magnitude of the pollution or the necessary cleanup, the varying costs of alternative cleanup methods, the amount of time necessary to accomplish such cleanups and the evolving nature of cleanup technologies and governmental regulations. Management has recognized a liability for environmental remediation costs for this site in an amount that management believes is probable and reasonably estimable. When the estimate of a probable loss is within a range, the minimum amount in the range is accrued when no estimate within the range is better than another. In making these judgments and assumptions, management considers, among other things, the activity to-date at the site and information obtained through consultation with applicable regulatory authorities and third party consultants and contractors. Management regularly monitors the Company’s exposure to environmental loss contingencies. As additional information becomes known, it is at least reasonably possible that a change in the estimated liability accrual will occur in the near future.

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

    Our discount rate assumption is intended to reflect the rate at which retirement benefits could be effectively settled based upon the assumed timing of the benefit payments. To determine our discount rate, we discounted the expected benefit payments using the Principal Pension Discount Yield Curve. The equivalent level interest rate that produces the same present value of benefits was then determined. Our assumed rate does not differ significantly from this benchmark rate. We assumed a discount rate of 5.00% to determine our pension benefit obligations at September 30, 2010 and a rate of 5.50% to determine our net periodic benefit cost in fiscal 2010. A 1.0% decrease in these discount rates would have increased our pension benefit obligations at the end of fiscal 2010 by $1,848 and increased our net periodic benefit cost in 2010 by $11. A 1.0% increase in discount rates would have decreased our pension obligations at September 30, 2010 by $1,531 and decreased our net periodic benefit cost in fiscal 2010 by $13. To determine the discount rate for our post-retirement benefit plan, we also discounted the expected benefit payments using the Principal Pension Discount Yield Curve and assumed a discount rate of 5.00% to determine our post-retirement benefit obligations at September 30, 2010 and a rate of 5.50% to determine our post-retirement benefit cost in fiscal 2010. A 1.0% decrease in discount rate for our post-retirement benefit plan would have increased our post-retirement benefit obligation at September 30, 2010 by $278 and increased our post-retirement benefit expense in fiscal 2010 by $5. A 1.0% increase in discount rate would have decreased our post-retirement benefit obligation at September 30, 2010 by $234 and our post-retirement benefit expense in fiscal 2010 would have been essentially the same.

    To determine the expected long-term rate of return on pension plan assets, we consider the current asset allocations and the historical and future expected returns of multiple asset classes to develop a risk-free real rate of return and risk premiums for each asset class. The overall rate for each asset class was developed by combining a long-term inflation component, the risk-free real rate of return, and the associated risk premium. A weighted average rate was then developed based on those overall rates and the target asset allocation of the plan. Information regarding our asset allocations is included in Note 8 of the Notes to Consolidated Financial Statements. A 1.0% increase or decrease in the assumed rate of return on plan assets would have impacted net periodic benefit cost in fiscal 2010 by $84. Our post-retirement plan does not contain any plan assets.

    We assumed healthcare cost trend rates for our post-retirement plan of 5.0% - 9.0% in fiscal 2010, decreasing gradually to 5.0% in fiscal 2017 and remaining at 5.0% thereafter. A 1.0% increase in assumed healthcare cost trend rates would have increased our post-retirement benefit obligation at September 30, 2010 by $241 and increased post-retirement benefit expense in 2010 by $12. A 1.0% decrease in assumed healthcare cost trend rates would have decreased the post-retirement benefit obligation by $207 at the end of fiscal 2009 and decreased post-retirement benefit expense in fiscal 2009 by $10.

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

Recently Issued Accounting Standards

    In April 2010, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance that establishes criteria for a milestone to be considered substantive and allows revenue recognition when the milestone is achieved in research and development arrangements. In addition, this guidance requires disclosure of certain information with respect to arrangements that contain milestones. This guidance is effective for the Company prospectively beginning October 1, 2010. The Company has evaluated this guidance and does not expect its adoption will have a significant impact on the Company’s consolidated financial statements.

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

    In February 2008, the FASB issued guidance that is effective for specified fair value measures of non-financial assets and liabilities for financial statements issued for fiscal years beginning after November 15, 2008. Adoption of this guidance in the first quarter of fiscal 2010 did not have any impact on the Company’s consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and changes in the market value of investments. The Company’s primary market risk results from fluctuations in exchange rates of foreign currencies.

Interest Rate Risk

    The Company has a revolving loan facility with U.S. Bank, which expires on June 30, 2012.

    As of September 30, 2010, there was no balance outstanding on the revolving loan. Management does not believe a change in end of period interest rates of 10% or less, or changes in future interest rates on this variable rate obligation would have a material effect on its financial position, results of operations, or cash flows. The Company has not hedged its exposure to interest rate fluctuations.

Foreign Currency Risk

    We sell our products to customers in the heavy truck, transit bus and off-road equipment industries. For the fiscal years ended September 30, 2010 and 2009, the Company had foreign sales of approximately 41% and 37% of net sales, respectively. All worldwide sales in fiscal 2010 and 2009, with the exception of $2,874 and $2,009, respectively, were denominated in U.S. dollars. We have established a manufacturing facility in Suzhou, China and sales offices in Shanghai, China and Munich, Germany. During fiscal 2010, we established a manufacturing facility in Pune, India. We purchase components internationally for use in both our products whose sales are denominated in U.S. dollars and other currencies. Although the Company is expanding its international exposure, it does not believe that changes in future exchange rates would have a material effect on its financial position, results of operations, or cash flows at this time. As a result, the Company has not entered into forward exchange or option contracts for transactions to hedge against foreign currency risk. The Company will continue to assess its foreign currency risk as its international operations, international purchases and sales increase.

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

See pages 55-56 for Index to Exhibits

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
Williams Controls, Inc.:

     We have audited the accompanying consolidated balance sheets of Williams Controls, Inc. as of September 30, 2010 and 2009 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended September 30, 2010. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Williams Controls, Inc. as of September 30, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ Moss Adams LLP
Portland, Oregon
December 22, 2010

Williams Controls, Inc.
Consolidated Balance Sheets
(Dollars in thousands, except per share information)

	September 30,	September 30,
	2010	2009
ASSETS
Current Assets:
Cash and cash equivalents	$3,016	$9,245
Short-term investments	-	286
Trade accounts receivable, net	8,854	6,677
Other accounts receivable	599	1,509
Inventories	7,512	5,539
Deferred income taxes	927	579
Prepaid expenses and other current assets	341	269
Total current assets	21,249	24,104

Property, plant and equipment, net	9,025	8,893
Deferred income taxes	3,493	3,019
Other assets, net	438	368
Total assets	$34,205	$36,384

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$4,593	$2,990
Accrued expenses	5,698	4,492
Current portion of employee benefit obligations	212	225
Total current liabilities	10,503	7,707

Long-term Liabilities:
Employee benefit obligations	8,694	8,297
Other long-term liabilities	244	290

Commitments and contingencies

Stockholders’ Equity:
Preferred stock ($.01 par value, 50,000,000 authorized)
Series C (No shares were issued and outstanding at
September 30, 2010 and 2009, respectively)	-	-
Common stock ($.01 par value, 12,500,000 authorized;
7,289,745 and 7,270,820 issued and outstanding at
September 30, 2010 and 2009, respectively)	73	73
Additional paid-in capital	37,623	36,643
Accumulated deficit	(12,677)	(6,776)
Treasury stock (332,593 shares at September 30, 2010 and 2009)	(2,734)	(2,734)
Accumulated other comprehensive loss	(7,521)	(7,116)
Total stockholders’ equity	14,764	20,090

Total liabilities and stockholders’ equity	$34,205	$36,384

See accompanying notes to Consolidated Financial Statements.

Williams Controls, Inc.
Consolidated Statements of Operations
(Dollars in thousands, except share and per share information)

	For the year ended September 30,
	2010	2009	2008
Net sales	$52,266	$38,809	$65,781
Cost of sales	37,446	30,173	42,960

Gross profit	14,820	8,636	22,821

Operating expenses
Research and development	4,505	3,981	4,015
Selling	2,836	2,425	2,727
Administration	5,480	5,522	5,500
Class action settlement	775	-	-
Gain from settlement of environmental claims	-	-	(1,072)
Total operating expenses	13,596	11,928	11,170

Operating income (loss)	1,224	(3,292)	11,651

Other (income) expenses:
Interest income	(13)	(26)	(64)
Interest expense	17	19	140
Gain on sale of investments	(441)	-	-
Loss on impairment of investments	-	317	-
Other (income) loss, net	(54)	84	(205)
Total other (income) expenses	(491)	394	(129)

Income (loss) before income taxes	1,715	(3,686)	11,780
Income tax (benefit) expense	338	(1,677)	3,950

Net income (loss)	$1,377	$(2,009)	$7,830

Net income (loss) per common share – basic	$0.19	$(0.27)	$1.04

Weighted average shares used in per share calculation – basic	7,276,544	7,315,343	7,522,885

Net income (loss) per common share – diluted	$0.19	$(0.27)	$1.01

Weighted average shares used in per share calculation – diluted	7,387,939	7,315,343	7,747,920

See accompanying notes to Consolidated Financial Statements.

Williams Controls, Inc.
Consolidated Statements of Stockholders’ Equity
(Dollars in thousands)

						Other
			Additional			Comprehensive
	Common Stock		Paid-in	Accumulated	Treasury	Income	Stockholders’
	Shares	Amount	Capital	Deficit	Stock	(Loss)	Equity
Balance, September 30, 2007	7,495,482	$75	$34,899	$(12,477)	$(377)	$(4,951)	$17,169

Net income	-	-	-	7,830	-	-	7,830
Exercise of stock options	37,198	-	173	-	-	-	173
Share based compensation	1,962	-	672	-	-	-	672
Adjustment to record
uncertain tax positions	-	-	-	(82)	-	-	(82)
Foreign currency translation
adjustment	-	-	-	-	-	172	172
Change in pension liability
adjustment	-	-	-	-	-	(220)	(220)
Unrealized loss, net of tax	-	-	-	-	-	(66)	(66)
Balance, September 30, 2008	7,534,642	75	35,744	(4,729)	(377)	(5,065)	25,648

Net loss	-	-	-	(2,009)	-	-	(2,009)
Exercise of stock options	41,666	-	165	-	-	-	165
Share based compensation	5,405	-	732	-	-	-	732
Repurchase of common
stock	(310,893)	(2)	2	-	(2,357)	-	(2,357)
Foreign currency translation
adjustment	-	-	-	-	-	6	6
Change in pension liability
adjustment	-	-	-	-	-	(2,271)	(2,271)
Unrealized gain, net of tax	-	-	-	-	-	214	214
Effect of changing pension
plan measurement date	-	-	-	(38)	-	-	(38)
Balance, September 30, 2009	7,270,820	73	36,643	(6,776)	(2,734)	(7,116)	20,090

Net income	-	-	-	1,377	-	-	1,377
Exercise of stock options	15,833	-	73	-	-	-	73
Share based compensation	3,092	-	907	-	-	-	907
Cash dividend payment	-	-	-	(7,278)	-	-	(7,278)
Foreign currency translation
adjustment	-	-	-	-	-	94	94
Change in pension liability
adjustment	-	-	-	-	-	(352)	(352)
Unrealized loss, net of tax	-	-	-	-	-	(147)	(147)
Balance, September 30, 2010	7,289,745	$73	$37,623	$(12,677)	$(2,734)	$(7,521)	$14,764

See accompanying notes to Consolidated Financial Statements.

Williams Controls, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(Dollars in thousands)

	For the year ended September 30,
	2010	2009	2008
Net income (loss)	$1,377	$(2,009)	$7,830
Change in pension liability adjustment, net of tax of ($214),
($1,387), and ($384) in 2010, 2009 and 2008, respectively	(352)	(2,271)	(220)
Unrealized (gain) loss, net of tax of ($88), $126 and ($39) in 2010,
2009 and 2008, respectively	(147)	214	(66)
Foreign currency translation adjustments	94	6	172

Comprehensive income (loss)	$972	$(4,060)	$7,716

See accompanying notes to Consolidated Financial Statements.

Williams Controls, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)

	For the year ended September 30,
	2010	2009	2008
Cash flows from operating activities:
Net income (loss)	$1,377	$(2,009)	$7,830
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,137	1,996	1,803
Deferred income taxes	(520)	(444)	495
Share based compensation	907	732	672
Loss on impairment of investments	-	317	-
Gain from sale of available-for-sale securities	(441)	-	-
Gain from stock settlement of environmental claims	(19)	-	(337)
(Gain) loss from sale and disposal of fixed assets	(16)	80	(109)
Changes in operating assets and liabilities:
Receivables, net	(1,267)	2,241	(942)
Inventories	(1,973)	2,676	937
Prepaid expenses and other current assets	(72)	32	(4)
Accounts payable and accrued expenses	2,821	(1,680)	511
Other	(254)	297	(910)

Net cash provided by operating activities	2,680	4,238	9,946

Cash flows from investing activities:
Payments for property, plant and equipment	(2,238)	(1,876)	(1,791)
Proceeds from sale of property, plant and equipment	23	15	111
Proceeds from sale of available-for-sale securities	511	-	-

Net cash used in investing activities	(1,704)	(1,861)	(1,680)

Cash flows from financing activities:
Payments of dividend on common stock	(7,278)	-	-
Repayments of debt	-	-	(1,000)
Repurchase of common stock	-	(2,357)	-
Net proceeds from exercise of stock options	73	165	173

Net cash used in financing activities	(7,205)	(2,192)	(827)

Net increase (decrease) in cash and cash equivalents	(6,229)	185	7,439
Cash and cash equivalents at beginning of year	9,245	9,060	1,621

Cash and cash equivalents at end of year	$3,016	$9,245	$9,060

Supplemental disclosure of cash flow information:
Interest paid	$-	$4	$91
Income taxes paid	505	171	2,284

Supplemental disclosure of non-cash investing and financing
activities:
Pension liability adjustment	$(352)	$(2,271)	$(220)
See accompanying notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
Years Ended September 30, 2010, 2009 and 2008
(Dollars in thousands, except share and per share amounts)

Note 1. Organization and Basis of Presentation

Organization:

     Williams Controls, Inc., including its wholly-owned subsidiaries as follows, is hereinafter referred to as the “Company,” “Registrant,” “we,” “our,” or “us”:

     The following are the Company’s wholly-owned subsidiaries: Williams Controls Industries, Inc. (“Williams”); Williams (Suzhou) Controls Co. Ltd. (“Williams Controls Asia”); Williams Controls Europe GmbH (“Williams Controls Europe”); and Williams Controls India Private Limited (“Williams Controls India”)

Basis of Presentation:

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

     Certain reclassifications of amounts reported in the prior period financial statements have been made to conform to classifications used in the current period financial statements. These reclassifications were to change the presentation of certain foreign VAT accounts from a gross basis to a net basis. These reclassifications did not have any impact on the Company’s results of operations or net cash provided by operating activities for the periods presented.

Concentration of Risk and Sales by Customer:

     For the years ended September 30, 2010, 2009 and 2008, The Volvo Group accounted for 16%, 16% and 19%; Paccar, Inc. accounted for 9%, 9% and 11%; and Daimler Trucks NA accounted for 8%, 9% and 9%, of net sales from operations, respectively. Approximately 41%, 37% and 46% of net sales in fiscal 2010, 2009 and 2008 respectively, were to customers outside of the United States, primarily in Belgium, Canada, China, France, Korea, Mexico and Sweden, and, to a lesser extent, in other European countries, South America, Pacific Rim nations and Australia. At September 30, 2010 and 2009, The Volvo Group represented 25% and 28%, Paccar, Inc. represented 10% and 4%, Navistar International Corporation represented 9% and 9%, Caterpillar, Inc. represented 9% and 2%, Hyundai Motor, Co. represented 8% and 4%, Daimler Trucks NA represented 6% and 9%, and Bendix Commercial Vehicle Systems represented 6% and 11% of trade accounts receivable, respectively.

Note 2. Significant Accounting Policies

Cash and Cash Equivalents:

     Cash and cash equivalents include highly liquid investments with original maturities of three months or less. At September 30, 2010, cash and cash equivalents primarily consisted of cash deposits held in one major U.S. financial institution. At September 30, 2010, approximately 73% of the Company’s cash and cash equivalents were held with one major financial institution in the United States with the remainder held in foreign banks or foreign currency denominated accounts. The Company maintains cash balances in bank accounts that normally exceed FDIC insured limits. As of September 30, 2010, cash and cash equivalents held in the United States exceeded federally insured limits by approximately $1,939. The Company has not experienced any losses related to this cash concentration.

Short-term Investments:

     Short-term investments consist of equity securities and are classified as available-for-sale securities and recorded at fair value with any unrealized gains and losses reported, net of tax, in other comprehensive income (loss). The carrying value of available-for-sale securities approximates fair value due to their short maturities.

Trade Accounts Receivable:

     The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. Trade accounts receivable are presented net of an allowance for doubtful accounts of $150 and $246 at September 30, 2010 and 2009, respectively. Activity related to the allowance for doubtful accounts for years ended September 30, 2010 and 2009 consisted of the following:

	September 30,	September 30,
	2010	2009
Beginning balance	$246	$47
Charges to bad debt expense	69	233
Write-offs, recoveries and adjustments	(165)	(34)
Ending balance	$150	$246

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

Product Warranty:

     The Company establishes a product warranty liability based on a percentage of product sales. The liability is based on historical return rates of products and amounts for significant and specific warranty issues, and is included in accrued expenses on the accompanying consolidated balance sheets. Warranty is limited to a specified time period, mileage or hours of use, and varies by product, application and customer. The Company has recorded a liability, which in the opinion of management, is adequate to cover such warranty costs. Warranty payments can vary significantly from year to year depending on the timing of the settlement of warranty claims with various customers. Following is a reconciliation of the changes in the Company’s warranty liability for the years ended September 30, 2010, 2009 and 2008.

Year ended September 30,	2010	2009	2008
Balance at beginning of period	$751	$762	$1,712
Payments	(557)	(995)	(1,359)
Warranty claims accrued	1,384	984	810
Adjustments and changes in estimates	-	-	(401)
Balance at end of period	$1,578	$751	$762

     The increase in the ending warranty liability between fiscal 2009 and fiscal 2010 is primarily due to accrued yet unpaid warranty claims related to one customer. From September 30, 2010 through the date of this report, $392 of these unpaid claims with this one customer was paid.

     During fiscal 2008, the Company recorded a reduction of warranty liability of $324 related to warranty claims with one customer. The Company reviewed its assumptions for its warranty liability with this one customer, which covers a period in excess of one year, and determined a reduction in liability was necessary. This reduction in the liability has been recorded as a reduction of cost of sales in the accompanying consolidated statement of operations. Warranty payments in fiscal 2008 were higher than historical rates as the Company settled and paid a significant number of claims dating back to fiscal 2006 with one customer.

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

     Following is a reconciliation of basic EPS and diluted EPS:

	Year Ended			Year Ended
	September 30, 2010			September 30, 2009
			Per Share			Per Share
	Income	Shares	Amount	Loss	Shares	Amount
Basic EPS –	$1,377	7,276,544	$0.19	$(2,009)	7,315,343	$(0.27)
Effect of dilutive securities – Stock options	-	111,395		-	-

Diluted EPS –	$1,377	7,387,939	$0.19	$(2,009)	7,315,343	$(0.27)

	Year Ended
	September 30, 2008
			Per Share
	Income	Shares	Amount
Basic EPS –	$7,830	7,522,885	$1.04
Effect of dilutive securities – Stock options	-	225,035

Diluted EPS –	$7,830	7,747,920	$1.01

     At September 30, 2010, 2009 and 2008, the Company had options covering 425,232, 598,769 and 111,658 shares, respectively, which were not considered in the diluted EPS calculation since they would have been antidilutive.

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

Fair Value of Financial Instruments:

     The carrying amounts reflected in the accompanying consolidated balance sheet for cash and cash equivalents, short-term investments, accounts receivable, other accounts receivable, prepaid expenses and other current assets, accounts payable, and accrued expenses approximate fair value due to the short-term nature of the instruments.

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

Recently Adopted Accounting Standards:

     In April 2010, the FASB issued authoritative guidance which establishes criteria for a milestone to be considered substantive and allows revenue recognition when the milestone is achieved in research and development arrangements. In addition, this guidance requires disclosure of certain information with respect to arrangements that contain milestones. This guidance is effective for the Company prospectively beginning October 1, 2010. The Company has evaluated this guidance and does not expect its adoption will have a significant impact on the Company’s consolidated financial statements.

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

Note 3. Inventories

     Inventories consist of the following at September 30:

	2010	2009
Raw material	$5,767	$4,247
Work in process	55	39
Finished goods	1,690	1,253
	$7,512	$5,539

Note 4. Property, Plant and Equipment

     Property, plant and equipment consist of the following at September 30:

	2010	2009
Land and land improvements	$828	$828
Buildings	4,537	4,484
Machinery and equipment	13,587	12,429
Office furniture, computers & software	5,216	4,980
Construction in progress	1,475	760
	25,643	23,481
Less accumulated depreciation	(16,618)	(14,588)
	$9,025	$8,893

     Depreciation expense for the years ended September 30, 2010, 2009 and 2008 was $2,137, $1,996 and $1,763, respectively.

Note 5. Accrued expenses

Accrued expenses consist of the following at September 30:

	2010	2009
Environmental liability	$900	$1,001
Accrued product warranty	1,578	751
Accrued compensation and benefits	1,962	1,857
Income tax payable	522	90
Other	736	793
	$5,698	$4,492

     For further discussion related to the Company’s environmental liability, product warranty liability, and income tax payable, refer to Notes 10, 2 and 9, respectively.

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

     Financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2010 included cash and cash equivalents of $3,016 which were considered level 1 assets. We use a market approach to determine the fair value of cash and cash equivalents, which include highly liquid investments with original maturities of three months or less. There were no assets and liabilities measured at fair value on a nonrecurring basis as of September 30, 2010.

     During the third quarter of fiscal 2010, the Company sold its short-term investments for cash proceeds of $511 and recorded a $441 net gain related to the sale. The majority of the shares sold related to the Company’s investment in Dana Holding CP (“Dana”) as part of the environmental settlement discussed in Note 10. Before the sale of short-term investments, all changes in market value of the Company’s short-term investments had been recorded net of tax in other comprehensive income (loss), except that in the first quarter of fiscal 2009, the Company recorded a non-cash, mark-to-market impairment charge of approximately $317 relating to its investment in Dana. The decision to record the impairment charge was based on the continued decline in the market value of the Dana stock, as well as the contraction of the market in which Dana operated.

Note 7. Debt

     In June 2010, the Company entered into a revolving loan facility with U.S. Bank, which expires on June 30, 2012. As of September 30, 2010, there was no balance outstanding on the revolving loan facility.

     The revolving loan facility provides for $8,000 in borrowing capacity and is secured by substantially all the assets of the Company. Borrowings under the revolving loan facility are subject to a borrowing base equal to 75% of eligible accounts receivables and 50% of eligible inventories. Interest rates under the new agreement are based on the election of the Company of either a LIBOR rate or at Prime rate. Under the LIBOR rate option, the revolving loan facility will bear interest at the LIBOR rate plus 2.25% per annum for borrowings under the revolving loan facility. Fees under the loan agreement include an unused line fee of .15% per annum on the unused portion of the revolving loan facility. The Company is subject to certain quarterly and annual financial covenants under the revolving loan facility. At September 30, 2010, the Company was in compliance with all its financial covenants.

     The Company had available under its revolving credit facility $6,241 at September 30, 2010.

Note 8. Employee Benefit Plans

     The Company maintains two pension plans, an hourly employee plan and a salaried employee plan. The hourly plan covers certain of the Company’s union employees. The salaried plan covers certain salaried employees. Annual net periodic pension costs under the pension plans are determined on an actuarial basis. The Company’s policy is to fund these costs over 7 years and obligations arising due to plan amendments over the period benefited. The assets and liabilities are adjusted annually based on actuarial results.

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

Pension Plans

     The following table reports the changes in the projected benefit obligation, the fair value of plan assets, and the determination of the amounts recognized in the consolidated balance sheets for the Company’s pension plans at September 30:

	Salaried Plan		Hourly Plan
September 30,	2010	2009	2010	2009
Accumulated benefit obligation	$5,494	$5,254	$9,898	$9,146
Change in projected benefit obligation:
Benefit obligation at beginning of year	$5,254	$4,695	$9,146	$7,641
Service cost	-	-	49	59
Interest cost	279	340	486	555
Actuarial loss	296	591	785	1,518
Benefits paid	(335)	(372)	(568)	(627)
Benefit obligation at end of year	$5,494	$5,254	$9,898	$9,146

Change in plan assets:
Fair value of plan assets at beginning of year	$3,409	$4,291	$5,288	$6,593
Actual return on plan assets	285	(552)	467	(819)
Employer contributions	96	42	475	141
Benefits paid	(335)	(372)	(568)	(627)
Fair value of plan assets at end of year	$3,455	$3,409	$5,662	$5,288
Funded status at end of year	$(2,039)	$(1,845)	$(4,236)	$(3,858)

     Weighted-average assumptions used to determine benefit obligations at September 30:

	Salaried Plan		Hourly Plan
	2010	2009	2010	2009
Discount rate	5.00%	5.50%	5.00%	5.50%
Rate of compensation increase	-	-	-	-

     The amounts included in accumulated other comprehensive losses that have not yet been recognized in net periodic benefit cost as of September 30, 2010 and 2009 consist of the following:

	Salaried Plan		Hourly Plan
	2010	2009	2010	2009
Actuarial loss	$3,305	$3,206	$5,832	$5,343
Prior service cost	-	-	18	32
	$3,305	$3,206	$5,850	$5,375

     Amounts in fiscal 2011 that will be amortized from accumulated other comprehensive loss into net periodic benefit cost include the following:

	Salaried	Hourly
	Plan	Plan
Actuarial loss	$136	$200
Prior service cost	-	14
	$136	$214

     Net periodic benefit cost for the years ended September 30 includes the following:

	Salaried Plan			Hourly Plan
Year ended September 30:	2010	2009	2008	2010	2009	2008
Service cost	$-	$-	$-	$49	$59	$66
Interest cost	279	340	296	486	555	460
Expected return on plan assets	(220)	(301)	(310)	(349)	(464)	(470)
Amortization of prior service cost	-	-	-	14	17	21
Curtailment	-	-	-	-	-	-
Recognized net actuarial loss	131	114	64	179	341	166

Net periodic benefit cost	$190	$153	$50	$379	$508	$243

     Weighted-average assumptions used to determine Net Periodic Benefit Cost for the years ended September 30:

	Salaried Plan			Hourly Plan
	2010	2009	2008	2010	2009	2008
Discount rate	5.50%	6.97%	6.25%	5.50%	6.97%	6.25%
Expected return on plan assets	6.75%	6.75%	6.75%	6.75%	6.75%	6.75%
Rate of compensation increase	-	-	-	-	-	-

     The overall expected long-term rate of return assumptions for fiscal 2010 were developed using historical and future return expectations of multiple asset classes, which were analyzed to develop a risk-free real rate of return and risk premiums for each asset class. The overall rate for each asset class was developed by combining a long-term inflation component, the risk-free real rate of return, and the associated risk premium. The weighted average rate was developed based on those overall rates and the target asset allocation of the plan.

     Plan Assets:

     The Company’s overall investment strategy is to build an efficient, well-diversified portfolio based on a long-term, strategic outlook of investment markets. The investment market outlook utilizes both historical-based and forward-looking return forecasts to establish future return expectations for various asset classes. These return expectations are then used to develop a core asset allocation based on the needs of the plan. The target allocations for plan assets are 39% equity securities, 55% debt securities, and 6% real estate investments. Equity securities primarily include investments in large-cap funds primarily located in the United States but also include investments in US small/mid-cap funds as well as international equity funds. Debt securities primarily consist of corporate bond funds.

     The fair value of the Company’s salaried pension plan asset allocations at September 30, 2010, by asset class are as follows:

		Salaried Plan - Fair Value Measurements at September 30, 2010
		Quoted Prices in
		Active Markets for	Significant	Significant
		Identical Assets or	Observable	Unobservable
		Liabilities	Inputs	Inputs
Asset Class	Total	(Level 1)	(Level 2)	(Level 3)
Equity securities:
U.S. large cap funds	$922	$-	$922	$-
U.S. mid cap funds	90	-	90	-
U.S. small cap funds	88	-	88	-
International funds	292	-	292	-
WMCO stock	264	264	-	-
Fixed income securities:	1,623	-	1,623	-
Real estate securities:	176	-	40	136
Total	$3,455	$264	$3,055	$136

    The following table represents a reconciliation of the beginning and ending balances of the fair value measurements using significant unobservable inputs (Level 3):

Fair Value
Measurements
Using Significant
Unobservable
Inputs (Level 3)
Real Estate Fund
Beginning balance at September 30, 2009	$129
Actual return on plan assets:
Relating to assets still held at
the reporting date	7
Purchases, sales and settlements	-
Ending balance at September 30, 2010	$136

    The fair value of the Company’s hourly pension plan asset allocations at September 30, 2010, by asset class are as follows:

		Hourly Plan - Fair Value Measurements at September 30, 2010
		Quoted Prices in
		Active Markets for		Significant
		Identical Assets or	Significant	Unobservable
		Liabilities	Observable Inputs	Inputs
Asset Class	Total	(Level 1)	(Level 2)	(Level 3)
Equity securities:
U.S. large cap funds	$1,517	$-	$1,517	$-
U.S. mid cap funds	149	-	149	-
U.S. small cap funds	145	-	145	-
International funds	482	-	482	-
WMCO stock	427	427	-	-
Fixed income securities:	2,666	-	2,666	-
Real estate securities:	276	-	67	209
Total	$5,662	$427	$5,026	$209

    The following table represents a reconciliation of the beginning and ending balances of the fair value measurements using significant unobservable inputs (Level 3):

Fair Value
Measurements
Using Significant
Unobservable
Inputs (Level 3)
Real Estate Fund
Beginning balance at September 30, 2009	$198
Actual return on plan assets:
Relating to assets still held at
the reporting date	11
Purchases, sales and settlements	-
Ending balance at September 30, 2010	$209

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

    Cash Flows:

    The Company expects to recognize $614 in expense in fiscal 2011 related to its pension plans and make payments of $1,053 in fiscal 2011.

    Based on current data and assumptions, the following benefit payments, which reflect expected future service, as appropriate, are expected to be paid over the next 10 fiscal years:

	Benefit Payments
Year ending:	Salaried Plan	Hourly Plan
2011	$370	$630
2012	370	610
2013	360	630
2014	360	640
2015	370	630
Years 2016-2020	1,930	3,260

Post Retirement Plan

    The following table sets forth the changes in benefit obligation and the determination of the amounts recognized in the consolidated balance sheets for the Post Retirement Plan at September 30:

	2010	2009
Change in benefit obligation:
Benefit obligation at beginning of year	$2,819	$3,155
Service cost	1	3
Interest cost	149	222
Actuarial gain	(109)	(141)
Benefits paid	(229)	(350)
Other	-	(70)

Benefit obligation at end of year	$2,631	$2,819

Change in plan assets:
Fair value of plan assets at beginning of year	$-	$-
Employer contributions	229	350
Benefits paid	(229)	(350)

Fair value of plan assets at end of year	$-	$-

Funded status at end of year	$(2,631)	$(2,819)

    Weighted-average assumptions used to determine benefit obligations at September 30:

	2010	2009
Discount rate	5.00%	5.50%
Rate of compensation increase	-	-

    The amounts included in accumulated other comprehensive losses that have not yet been recognized in net periodic benefit cost as of September 30, 2010 and 2009 consist of the following:

	2010	2009
Actuarial loss	$362	$485
Prior service credit	(468)	(604)
Transition obligation	58	79
Actuarial loss	$(48)	$(40)

    Amounts in fiscal 2011 that will be amortized from accumulated other comprehensive loss into net periodic benefit cost include the following:

Actuarial loss	$7
Prior service credit	(136)
Transition obligation	20
$(109)

    Net periodic post retirement benefit cost for the years ended September 30 included the following:

Year ended September 30:	2010	2009	2008
Service cost	$1	$3	$5
Interest cost	149	222	237
Amortization	(102)	(95)	(34)
Net periodic post retirement benefit cost	$48	$130	$208

    Weighted-average assumptions used to determine net post retirement benefit cost for the years ended September 30:

	2010	2009	2008
Discount rate	5.50%	6.80%	6.17%

    Based on current data and assumptions, the following benefit payments, which reflect expected future service, as appropriate, are expected to be paid over the next 10 fiscal years:

Benefit
Year ending:	Payments
2011	$212
2012	216
2013	210
2014	188
2015	190
Years 2016-2020	900

    The assumed health care cost trend rate used in measuring the benefit obligation ranged between 5.0%-9.0% in the first year, declining gradually to 5.0% in 2017 and remaining at 5.0% thereafter.

    If the assumed medical costs trends were increased by 1%, the benefit obligation as of September 30, 2010 would increase by $241, and the aggregate of the services and interest cost components of the net post retirement benefit cost would be increased by $12. If the assumed medical costs trends were decreased by 1%, the benefit obligation as of September 30, 2010 would decrease by $207, and the aggregate of the services and interest cost components of the net post retirement benefit cost would be decreased by $10.

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

Other Benefit Plans

    The Company sponsors a matching 401(k) plan for salaried employees and certain union employees, in which eligible employees may elect to contribute a portion of their compensation. The Company suspended the employer match in March 2009 as part of its actions to more closely align operating costs with reduced sales volumes. The employer match was reinstated effective October 1, 2009. Employer matching contributions in fiscal 2010, 2009 and 2008 were $252, $129 and $276, respectively.

    In December 2008, the Company adopted the 2008 Deferred Compensation Plan (the “Plan”). The purpose of the Plan is to (i) provide deferred compensation to select senior management employees of the Company (“Eligible Executives”) and members of the Company’s board of directors, (ii) permit Eligible Executives to elect to defer a percentage of their base compensation and/or bonus compensation, and (iii) permit members of the Company’s board of directors to elect to defer a portion of their board fees. The initial Eligible Executives are Patrick W. Cavanagh, President and Chief Executive Officer, and Dennis E. Bunday, Executive Vice President and Chief Financial Officer. As of September 30, 2010, Mr. Cavanagh and Mr. Bunday have been awarded un-funded, fully-vested deferred compensation of $272 and $80, respectively. Payment of the deferred compensation has not been scheduled.

Note 9. Income Taxes

    The provision for income tax expense is as follows for the years ended September 30:

	2010	2009	2008
Current:
Federal	$701	$(1,312)	$2,957
State	(11)	(18)	467
Foreign	168	97	31
	858	(1,233)	3,455
Deferred:
Federal	(448)	(69)	428
State	36	(233)	67
Foreign	(108)	(142)	-
	(520)	(444)	495

Total	$338	$(1,677)	$3,950

    The reconciliation between the effective tax rate and the statutory federal tax rate on income in fiscal 2010 and 2008 or a loss in fiscal 2009 as a percent is as follows:

Provision	2010	2009	2008
Statutory federal income tax rate	34.0%	34.0%	34.0%
State taxes, net of federal income tax benefit	2.5	3.6	2.6
Change in deferred tax assets due to change
in state tax law	(2.8)	2.1	-
Impact of foreign income taxed at lower tax
rates	(19.0)	9.5	(3.0)
Effect of change in valuation allowance	(2.4)	(1.3)	(0.5)
Share based compensation	12.3	(3.7)	1.1
Section 199 deduction	(2.8)	(1.4)	(1.5)
Research and development credits	(1.7)	2.1	0.2
Other	(0.4)	0.6	0.6
	19.7%	45.5%	33.5%

    At September 30, 2010, the Company had recorded an income tax payable of $522, which is included in accrued expenses in the accompanying consolidated balance sheets.

    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 2010 and 2009 are as follows:

	2010	2009
Deferred tax assets:
Inventories	$169	$104
Warranty liability	577	262
Accrual for compensated absences	139	111
Share based compensation	472	372
Accrual for retiree medical benefits	927	990
Loss from investment in affiliate (Ajay Sports, Inc.)	3,911	3,889
Tax gain on sale/leaseback	659	655
Accrued environmental obligations	337	373
Accrued other liabilities	570	317
Pension plan comprehensive loss adjustment	2,160	2,001
State net operating loss carryforwards	144	207
Other	56	133

Total deferred tax assets	10,121	9,414
Less valuation allowance	(5,199)	(5,241)

Deferred tax assets, net of valuation allowance	4,922	4,173

Deferred tax liabilities:
Plant and equipment	502	575
Net deferred income tax assets	$4,420	$3,598

Current deferred income tax assets	$1,870	$1,280
Long-term deferred income tax assets	8,519	8,330
Long-term deferred income tax liabilities	(770)	(771)
Valuation allowance	(5,199)	(5,241)
	$4,420	$3,598

    At September 30, 2010, the Company has approximately $2,724 of state net operating loss carry-forwards, which are available to the Company in certain state tax jurisdictions and begin to expire in 2016, if not utilized. The Company has recorded a valuation allowance against state net operating losses that it does not believe are more-likely-than-not to be utilized.

    As of September 30, 2010, the Company had unrecognized tax benefits of $69, of which $46 will favorably affect the effective tax rate, if recognized. Additionally, at September 30, 2010, interest and penalties related to the unrecognized tax benefits were $13. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. The Company believes that it is reasonably possible that unrecognized tax benefits could decrease by $69 within the 12 months of this reporting date.

    Following is a reconciliation of the Company’s unrecognized tax benefits at September 30:

	2010	2009	2008
Beginning Balance	$81	$104	$109
Additions based on tax positions related to the current year	-	-	6
Additions based on tax positions of prior years	-	-	63
Reductions for tax positions of prior years	(12)	(23)	-
Settlements	-	-	(74)
Ending Balance	$69	$81	$104

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

    The Company is subject to income taxes in the United States and foreign jurisdictions. In November 2010, the Company was notified by the Internal Revenue Service of an examination of its September 30, 2008 tax return. To date, there have been no proposed adjustments communicated to the Company. While the Company believes it is adequately reserved, if the examination results in an unfavorable outcome, there could be a material impact on the financial results in the period the outcome is determined. The Company is no longer subject to U.S. federal, state or foreign income tax examinations for tax years ended before September 30, 2007, September 30, 2006 and December 31, 2005, respectively. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses or tax credits were generated and carried forward, and make adjustments up to the amount of the net operating loss or credit carryforward amount.

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

    The Company’s subsidiary in China is entitled to a five-year tax holiday, pursuant to which it was exempted from paying the enterprise income tax for calendar 2007, the year in which it first had positive earnings, and calendar 2008. Additionally, the Company is subject to reduced enterprise income tax rates of 10%, 11% and 12% for the calendar years 2009, 2010 and 2011, respectively. The income tax benefit of the tax holiday for the years ended September 30, 2010 and September 30, 2009 was $198 and $132, respectively.

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

    The soil and groundwater at the Company’s Portland, Oregon facility contains certain contaminants, which were deposited from approximately 1968 through 1995. Some of this contamination has migrated offsite to neighboring properties. The Company has retained an environmental consulting firm to investigate the extent of the contamination and to determine what remediation will be required and the associated costs. During fiscal 2004, the Company entered into the Oregon Department of Environmental Quality’s voluntary clean-up program and during fiscal 2004 the Company established a liability for this matter. As of September 30, 2010, the total liability recorded for the clean-up is $900 and is classified in accrued expenses in the accompanying consolidated balance sheet. The Company asserted and filed a contractual indemnity claim against Dana Corporation (“Dana”), from which it acquired the property, and contribution claims against the other prior owner of the property as well as businesses previously located on the property (including Blount, Inc. (“Blount”) and Rosan, Inc. (“Rosan”)) under the Federal Superfund Act and the Oregon Cleanup Law. During 2008, the Company entered into a settlement agreement with Dana, Blount and Rosan under which it received total cash payments from Dana, Blount and Rosan of $735, and shares of Dana stock equal to approximately $337 at the time of settlement, and assumed the full obligation to, and risks associated with, completing the remediation. The Company has recorded a total gain of $1,072 in the consolidated financial statements for the receipt of the cash and stock in fiscal year 2008.

    On October 1, 2004, the Company was named as a co-defendant in a product liability case (Cuesta v. Ford, et al), brought in the Oklahoma State District Court in Bryant, Oklahoma. During the second quarter of fiscal 2010 the Company entered into a settlement agreement between and among Ford and the plaintiff group and recorded a $775 provision for full settlement and release of all claims. The complaint sought an unspecified amount of damages on behalf of the class based on allegations that certain of our products, as incorporated into certain models of Ford motor vehicles, are defective. The settlement agreement involves settlements with both Ford and the Company, with the Company’s settlement cost at $775. In September 2010, the Company made cash payment of a $775 for the settlement.

    The Company leases certain facilities under non-cancelable operating leases. In addition, the Company leases certain equipment used in their operations. Future minimum lease payments under all non-cancelable operating leases are approximately as follows for annual periods ending September 30,

2011	$753
2012	582
2013	232
2014	16
Total	$1,583

    Rent expense under operating leases was $648, $623 and $707 for the years ended September 30, 2010, 2009 and 2008, respectively.

Note 11. Share-Based Compensation

    The Company currently has two qualified equity compensation plans. At the February 24, 2010 Annual Meeting, our stockholders approved the adoption of the 2010 Restated Stock Option Plan (the "Employee Plan"), which amends, restates and renames the Company’s 1993 Restated Stock Option Plan and provides for issuance of either incentive stock options or restricted stock. The Employee Plan reserves an aggregate of 1,170,000 shares of the Company’s common stock for issuance under the plan, which includes a 300,000 share increase in authorized shares approved by the stockholders at the 2010 Annual Meeting. These shares may be granted to employees, officers and directors of and consultants to the Company. Under the terms of the Employee Plan, the Company may grant “incentive stock options” or “non-qualified options” with an exercise price of not less than the fair market value on the date of grant or restricted stock. Options granted under the Employee Plan have a vesting schedule determined by the Compensation Committee of the Board of Directors. Stock options expire ten years after the date of grant. The Employee Plan also permits the Compensation Committee to establish the terms of each award made under the plan and allows the committee to vary from the plan’s standard terms under circumstances the committee deems appropriate. Our stockholders also approved the adoption of the 2010 Restated Formula Stock Option Plan for non-employee Directors (the “Formula Plan”), which amends, restates and renames the Company’s 1995 Formula Stock Option Plan. The Formula Plan reserves an aggregate of 106,666 shares of the Company’s common stock for the issuance of stock options, which includes a 20,000 share increase in authorized shares approved by the stockholders at the 2010 Annual Meeting. These shares may be granted to non-employee directors of the Company. Under this plan the non-employee directors are each automatically granted 1,666 options at a price equal to the market value on the date of grant which is the date of the Annual Meeting of Stockholders each year, exercisable for 10 years after the date of the grant. These options are exercisable as to 25% of the shares thereby on the date of grant and as to an additional 25%, cumulatively on the first, second and third anniversaries of the date of grant.

    As of September 30, 2010, there was $1,622 of total unrecognized compensation costs related to nonvested stock options. That cost is expected to be recognized over a weighted average period of 3 years.

    The Company’s share-based compensation expenses were recorded in the following expense categories for the years ended September 30, 2010, 2009 and 2008:

	2010	2009	2008
Cost of sales	$166	$124	$111
Research and development	126	79	73
Selling	107	74	76
Administration	508	455	412
Total share-based compensation expense	$907	$732	$672

Total share-based compensation
expense (net of tax)	$811	$620	$572

    Included in the above breakdown of share-based compensation expense and as part of the employment agreement with Patrick W. Cavanagh, President and Chief Executive Officer, the Company has the option to pay Mr. Cavanagh up to 7% of his annual base salary in shares of common stock of the Company. The Compensation Committee exercised that option for each of fiscal years 2010, 2009 and 2008. The Company issued 2,196 shares of restricted common stock at $8.92 per share in fiscal 2010; 3,839 shares of restricted common stock at $5.10 per share in fiscal 2009; and 1,364 shares of restricted common stock at $13.34 per share in fiscal 2008.

    The Company also elected to pay per their respective employment agreements, $5 of Dennis E. Bunday’s, Executive Vice President and Chief Financial Officer, and $3 of Mark S. Koenen’s, Vice President of Sales and Marketing, salary in common stock of the Company for each of fiscal years 2010, 2009 and 2008. The Company issued 560 and 336 shares, respectively, of restricted common stock at $8.92 per share in fiscal 2010; 979 and 587 shares, respectively, of restricted common stock at $5.10 per share in fiscal 2009; and 374 and 224 shares, respectively, of restricted common stock at $13.34 per share in fiscal 2008.

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants issued during the years ended September 30, 2010, 2009 and 2008.

	2010	2009	2008
Risk-free interest rate	2.60%	2.03%	3.55%
Expected dividend yield	0%	0%	0%
Expected term	6.5 years	5.8 years	6.4 years
Expected volatility	45%	46%	68%

    Using the Black-Scholes methodology, the total value of options granted during the years ended September 30, 2010, 2009 and 2008, was $1,217, $23 and $712, respectively, which would be amortized over the vesting period of the options. The weighted average grant date fair value of stock options granted during the years ended September 30, 2010, 2009 and 2008 was $4.10, $2.32 and $8.79 per share, respectively.

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

    The following table summarizes stock options outstanding as of September 30, 2010:

		Weighted Average
	Shares	Exercise Price
Outstanding at September 30, 2009	598,769	$7.76
Granted	297,006	8.52
Exercised	(15,833)	4.63
Forfeited	(5,165)	12.28
Outstanding at September 30, 2010	874,777	$9.17
Exercisable at September 30, 2010	529,892	$8.53

     At September 30, 2010, the weighted average remaining contractual term of options outstanding and options exercisable was 6.5 years and 5.0 years, respectively.

     The aggregate intrinsic value of options outstanding and options exercisable at September 30, 2010 was $1,342 and $1,144, respectively (the intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option). The intrinsic value of all stock options exercised during the years ended September 30, 2010, 2009 and 2008 was $67, $138 and $421, respectively. Cash received from the exercise of stock options for the years ended September 30, 2010, 2009 and 2008 was $73, $165 and $173, respectively.

     Stock option activity during the periods indicated under the Employee Plan is as follows:

	Shares Available	Shares Subject
	For Grant	To Options	Option Prices
Outstanding at September 30, 2007	55,471	573,635	$3.96 – 18.05
Newly authorized	120,000	-
Granted	(71,000)	71,000	13.17 – 15.46
Exercised	-	(37,198)	3.96 – 14.03
Forfeited	19,396	(19,396)	3.96 – 17.25

Outstanding at September 30, 2008	123,867	588,041	3.96 – 18.05
Exercised	-	(41,666)	3.96
Forfeited	13,416	(13,416)	3.96 – 14.03

Outstanding at September 30, 2009	137,283	532,959	3.96 – 18.05
Newly authorized	300,000	-
Granted	(287,010)	287,010	7.95 – 9.10
Exercised	-	(15,833)	4.62 – 4.68
Forfeited	3,499	(3,499)	3.96 – 18.05

Outstanding at September 30, 2010	153,772	800,637	$3.96 – 18.05

     Stock option activity during the periods indicated under the Formula Plan is as follows:

	Shares Available	Shares Subject
	For Grant	To Options	Option Prices
Outstanding at September 30, 2007	16,684	49,150	$3.96 –17.69
Newly authorized	20,000	-
Granted	(9,996)	9,996	15.25
Forfeited	1,666	(1,666)	14.64

Outstanding at September 30, 2008	28,354	57,480	3.96 –17.69
Granted	(9,996)	9,996	5.13
Forfeited	1,666	(1,666)	16.13

Outstanding at September 30, 2009	20,024	65,810	3.96 –17.69
Newly authorized	20,000	-
Granted	(9,996)	9,996	7.92
Forfeited	1,666	(1,666)	12.75

Outstanding at September 30, 2010	31,694	74,140	$3.96 –17.69

     The following table summarizes information about stock options under both plans outstanding at September 30, 2010:

	Options Outstanding			Options Exercisable
	Number	Weighted
	Outstanding	Average	Weighted	Number	Weighted
Range of	at	Remaining	Average	Exercisable at	Average
Exercise	September 30,	Contractual	Exercise	September 30,	Exercise
Prices	2010	Life – Years	Price	2010	Price
$3.96 – 5.13	168,655	3.2	$4.31	163,657	$4.28
7.20 – 13.57	570,996	7.4	8.77	278,526	8.40
14.03 – 18.05	135,126	6.6	16.94	87,709	16.91
$3.96 – 18.05	874,777	6.5	$9.17	529,892	$8.53

     At September 30, 2009 and 2008, 417,629 and 362,833 options, respectively, were exercisable at weighted average exercise prices of $7.76 and $6.80 per share, respectively.

Note 12. Geographic Information

     Geographic information for revenues are allocated between the United States and International countries, depending on whether the shipments are to customers within the United States or located outside the United States. Revenues for each geographic location are as follows:

Year ended September 30,	2010	2009	2008
North America (NAFTA):
United States	$30,701	$24,289	$35,240
Canada	2,238	2,146	3,700
Mexico	1,840	1,257	2,817
	$34,779	$27,692	$41,757
Europe:
Belgium	$4,386	$2,411	$5,544
France	1,774	1,220	3,256
Sweden	1,488	1,290	4,038
Other	1,680	1,016	1,924
	$9,328	$5,937	$14,762
Asia:
Korea	$3,147	$1,961	$3,800
China	2,894	2,086	3,262
Other	1,431	806	1,539
	$7,472	$4,853	$8,601

Other:	687	327	661
Consolidated net sales	$52,266	$38,809	$65,781

Foreign sales	$21,565	$14,520	$30,541
United States sales	30,701	24,289	35,240
Consolidated net sales	$52,266	$38,809	$65,781

     During the years ended September 30, 2010, 2009 and 2008, the Company operated in two geographic reportable regions as shown in the table below.

Year ended September 30,	2010	2009	2008
Revenue – External Customers:
United States	$49,392	$36,800	$62,516
China	2,874	2,009	3,265
	$52,266	$38,809	$65,781
Revenue – Intersegments:
United States	$1,010	$480	$1,472
China	12,504	7,217	12,177
Other	775	602	626
Eliminations	(14,289)	(8,299)	(14,275)
	$-	$-	$-
Income before income taxes:
United States	$580	$(4,585)	$10,642
China	1,180	860	1,085
Other	(45)	39	53
	$1,715	$(3,686)	$11,780
Total assets:
United States	$28,214	$31,745	$34,579
China	4,967	4,512	5,041
Other	1,024	127	142
	$34,205	$36,384	$39,762
Long-lived assets:
United States	$7,297	$7,823	$8,257
China	1,495	1,384	1,316
Other	671	54	48
	$9,463	$9,261	$9,621

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

Note 14. Stock Repurchase Program

     In October 2008, the Company’s Board of Directors authorized the purchase, from time to time, of up to $5,000 of shares of the Company’s common stock. Repurchases may be made in the open market or through block trades, in compliance with Securities and Exchange Commission guidelines, subject to market conditions, applicable legal requirements and other factors. The Company has no obligation to repurchase shares under the repurchase program and the timing, actual number and price of shares to be purchased will depend on the performance of the Company’s stock price, general market conditions, and various other factors within the discretion of management. As of September 30, 2010, the Company has repurchased 310,893 shares of common stock at a total value of $2,357. The Company purchased no shares under the share repurchase program in fiscal 2010.

Note 15. Quarterly Data (unaudited)

     The following table summarizes the Company’s quarterly financial data for the past two fiscal years ended September 30, 2010 and 2009:

	First	Second	Third	Fourth
2010	Quarter	Quarter	Quarter	Quarter	Annual
Net sales	$11,709	$12,649	$13,764	$14,144	$52,266
Cost of sales	8,122	9,294	9,714	10,316	37,446
Gross profit	$3,587	$3,355	$4,050	$3,828	$14,820
Operating expenses	$3,059	$4,147	$3,110	$3,280	$13,596
Net income (loss)	$396	$(432)	$903	$510	$1,377
Earnings per common share
Basic	$0.05	$(0.06)	$0.12	$0.07	$0.19
Diluted	$0.05	$(0.06)	$0.12	$0.07	$0.19

	First	Second	Third	Fourth
2009	Quarter	Quarter	Quarter	Quarter	Annual
Net sales	$10,691	$9,131	$8,444	$10,543	$38,809
Cost of sales	8,137	7,908	6,536	7,592	30,173
Gross profit	$2,554	$1,223	$1,908	$2,951	$8,636
Operating expenses	$3,463	$3,104	$2,541	$2,820	$11,928
Net income (loss)	$(841)	$(1,200)	$(333)	$365	$(2,009)
Earnings per common share
Basic	$(0.11)	$(0.17)	$(0.05)	$0.05	$(0.27)
Diluted	$(0.11)	$(0.17)	$(0.05)	$0.05	$(0.27)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

ITEM 9A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

     Under the supervision and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting as of September 30, 2010. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on our assessment we believe that, as of September 30, 2010, the Company’s internal control over financial reporting are effective based on those criteria.

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

     There has been no change in the Company’s internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

     Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

     Information with respect to our directors and executive officers is incorporated herein by reference to the sections entitled “Election of Directors” and “Management” in our proxy statement for our 2010 Annual Meeting of Stockholders (the “2010 Proxy Statement”) to be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year ended September 30, 2010.

ITEM 11. EXECUTIVE COMPENSATION

     The section of our 2010 Proxy Statement entitled “Executive Compensation and Other Information” is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The section of our 2010 Proxy Statement entitled “Securities Ownership of Management and Persons Owning More Than Five Percent Of Williams Controls” is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

     The section of our 2010 Proxy Statement entitled “Transactions with Related Persons, Promoters and Certain Control Persons” is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The section of our 2010 Proxy Statement entitled “Independent Registered Public Accounting Firm” is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     (a) The following documents are filed as part of this report:

(1) Financial Statements - See “Index to Financial Statements” at Item 8 on page 23 of this Annual Report on Form 10-K.

(2) Financial Statement Schedules - All financial statement schedules are omitted either because they are not required, not applicable or the required information is included in the financial statements or notes thereto.

(3) Exhibits - See “Exhibit Index” beginning on page 55.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLIAMS CONTROLS, INC.

Date:	December 22, 2010	By	/ s / PATRICK W. CAVANAGH
Patrick W. Cavanagh, Director, President and
Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	December 22, 2010	By	/ s / R. EUGENE GOODSON
R. Eugene Goodson, Chairman of the Board

Date:	December 22, 2010	By	/ s / PATRICK W. CAVANAGH
Patrick W. Cavanagh, Director, President and
Chief Executive Officer

Date:	December 22, 2010	By	/ s / DENNIS E. BUNDAY
Dennis E. Bunday, Executive Vice President,
Chief Financial Officer and
Principal Accounting Officer

Date:	December 22, 2010	By	/ s / H. SAMUEL GREENAWALT
H. Samuel Greenawalt, Director

Date:	December 22, 2010	By	/ s / DOUGLAS E. HAILEY
Douglas E. Hailey, Director

Date:	December 22, 2010	By	/ s / CARLOS P. SALAS
Carlos P. Salas, Director

Date:	December 22, 2010	By	/ s / PETER E. SALAS
Peter E. Salas, Director

Date:	December 22, 2010	By	/ s / DONN J. VIOLA
Donn J. Viola, Director

Williams Controls, Inc.
Exhibit Index

Exhibit
Number	Description
3.01(a)	Certificate of Incorporation of the Registrant, as amended (Incorporated by reference to Exhibit 3.01 (a) to the Registrant’s quarterly report on Form 10-Q for the quarter ended December 31, 2006)

3.01(b)	Certificate of Amendment to Certificate of Incorporation of the Registrant, dated February 27, 1995 (Incorporated by reference to Exhibit 3.01 (b) to the Registrant’s quarterly report on Form 10-Q for the quarter ended December 31, 2006)

3.01(c)	Certificate of Amendment to Certificate of Incorporation of the Registrant, dated October 28, 2004 (Incorporated by reference to Exhibit 3.01 (c) to the Registrant’s quarterly report on Form 10-Q for the quarter ended December 31, 2006)

3.01(d)	Certificate of Amendment to Certificate of Incorporation of the Registrant, dated February 22, 2005 (Incorporated by reference to Exhibit 3.01 (d) to the Registrant’s quarterly report on Form 10-Q for the quarter ended December 31, 2006)

3.01(e)	Certificate of Amendment to Certificate of Incorporation of the Registrant, dated March 2, 2006 (Incorporated by reference to Exhibit 3.01 (e) to the Registrant’s quarterly report on Form 10-Q for the quarter ended December 31, 2006)

3.02	Restated By-Laws of the Registrant as amended July 1, 2002 (Incorporated by reference to Exhibit 3.6 to the Registrant's quarterly report on Form 10-Q, Commission File No. 000-18083, for the quarter ended June 30, 2002)

4.01	Specimen Unit Certificate (including Specimen Certificate for shares of Common Stock and Specimen Certificate for the Warrants) (Incorporated by reference to Exhibits 1.1 and 1.2 to the Registrant's Registration Statement on Form 8-A, Commission File No. 000-18083, filed with the Commission on November 1, 1989)

4.07	Certificate to Provide for the Designation, Preferences, Rights, Qualifications, Limitations or Restrictions Thereof, of the Series C Preferred Stock, 15% Redeemable Non-Convertible Series (Incorporated by reference to the Registrant’s report on Form 8-K, filed on September 29, 2004)

10.01(a)	Form of Indemnification Agreement for H. Samuel Greenawalt (Incorporated by reference to Exhibit 10.1(c) to the Registrant's annual report on Form 10-K for the fiscal year ended September 30, 1993, Commission File No. 0-18083, filed with the Commission on November 1, 1989)

10.01(b)	Form of Indemnification Agreement for Douglas E. Hailey (Incorporated by reference to Exhibit 10.1(a) to the Registrant's quarterly report on Form 10-Q for the quarter ended December 31, 2001)

10.02	The Registrant's 1995 Stock Option Plan for Non-Employee Directors (Filed herewith)

10.03	The Registrant's Restated 1993 Stock Option Plan (Filed herewith)

10.05	Management Services Agreement, dated as of July 1, 2002, by and among American Industrial Partners, a Delaware general partnership, and the Company (Incorporated by reference to Exhibit (d)(ix) to the Schedule TO-I/A filed on July 5, 2002)

10.11	Amended and Restated Management Services Agreement, dated September 30, 2004, among Williams, American Industrial Partners and Dolphin Advisors, LLC (Incorporated by reference to the Registrant’s report on Form 8-K, filed on September 29, 2004)

10.12	Employment Agreement with Dennis E. Bunday, Executive Vice President and Chief Financial Officer (Incorporated by reference to the Registrant’s report on Form 10-K, filed on December 14, 2007)

10.13	Employment Agreement with Patrick W. Cavanagh, President and Chief Executive Officer (Incorporated by reference to the Registrant’s report on Form 10-K, filed on December 14, 2006)

10.14	Revised Code of Ethics (Incorporated by reference to the Registrant’s report on Form 8-K, filed on October 3, 2006)

10.15	Employment Agreement with Mark S. Koenen, Vice President of Sales and Marketing (Incorporated by reference to the Registrant’s report on Form 10-K, filed on December 14, 2007)

10.16	Employment Agreement with Gary A. Hafner, Vice President of Manufacturing (Incorporated by reference to the Registrant’s report on Form 10-K, filed on December 14, 2007)

10.17	Employment Agreement with Scott J. Thiel, Vice President of Engineering and Development (Filed Herewith)

21.01	Schedule of Subsidiaries (Filed Herewith)

23.01	Consent of Moss Adams LLP, Independent Registered Public Accounting Firm (Filed herewith)

31.01	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) (Filed herewith)

31.02	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) (Filed herewith)

32.01	Certification of Patrick W. Cavanagh Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Certification of Dennis E. Bunday Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002