Form 10-Q
period 2010-12-31
WILLIAMS CONTROLS INC
filed 2011-02-09
CIK 854860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2010

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

The number of shares outstanding of the registrant’s common stock as of January 31, 2011: 7,292,944

Williams Controls, Inc.

December 31, 2010

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Williams Controls, Inc.
Condensed Consolidated Balance Sheets
(Dollars in thousands, except share and per share information)
(Unaudited)

	December 31, 2010	September 30, 2010

ASSETS
Current Assets:
Cash and cash equivalents	$1,539	$3,016
Trade accounts receivable, net	8,717	8,854
Other accounts receivable	429	599
Inventories	8,161	7,512
Deferred income taxes	927	927
Prepaid expenses and other current assets	991	341

Total current assets	20,764	21,249

Property, plant and equipment, net	9,349	9,025
Deferred income taxes	3,553	3,493
Other assets, net	376	438

Total assets	$34,042	$34,205

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$4,113	$4,593
Accrued expenses	4,960	5,698
Current portion of long-term debt	250	—
Current portion of employee benefit obligations	212	212

Total current liabilities	9,535	10,503

Long-term Liabilities:
Employee benefit obligations	8,611	8,694
Other long-term liabilities	249	244

Commitments and contingencies

Stockholders’ Equity:
Preferred Stock ($.01 par value, 50,000,000 authorized) Series C (No shares were issued and outstanding at December 31, 2010 and September 30, 2010)	—	—
Common stock ($.01 par value, 12,500,000 authorized; 7,292,944 and 7,289,745 issued and outstanding at December 31, 2010 and September 30, 2010, respectively)	73	73
Additional paid-in capital	37,818	37,623
Accumulated deficit	(12,033)	(12,677)
Treasury stock (332,593 shares at December 31, 2010 and September 30, 2010)	(2,734)	(2,734)
Accumulated other comprehensive loss	(7,477)	(7,521)

Total stockholders’ equity	15,647	14,764

Total liabilities and stockholders’ equity	$34,042	$34,205

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

Williams Controls, Inc.
Condensed Consolidated Statements of Operations
(Dollars in thousands, except share and per share information)
(Unaudited)

	Three Months Ended December 31,

	2010	2009

Net sales	$13,550	$11,709
Cost of sales	9,269	8,123

Gross profit	4,281	3,586

Operating expenses:
Research and development	1,184	1,056
Selling	671	658
Administration	1,547	1,345

Total operating expenses	3,402	3,059

Operating income	879	527

Other (income) expenses:
Interest income	(1)	(4)
Interest expense	9	5
Other expense, net	38	7

Total other expenses	46	8

Income before income taxes	833	519
Income tax expense	189	123

Net income	$644	$396

Net income per common share – basic	$0.09	$0.05

Weighted average shares used in per share calculation – basic	7,290,122	7,271,065

Net income per common share – diluted	$0.09	$0.05

Weighted average shares used in per share calculation – diluted	7,436,184	7,375,680

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

Williams Controls, Inc.
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Three Months Ended December 31,

	2010	2009

Cash flows from operating activities:
Net income	$644	$396
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	560	524
Deferred income taxes	(59)	(14)
Stock based compensation	169	138
Changes in operating assets and liabilities
Receivables, net	307	(250)
Inventories	(649)	(93)
Prepaid expenses and other current assets	(650)	(548)
Accounts payable and accrued expenses	(1,257)	(63)
Other	18	70

Net cash provided by (used in) operating activities	(917)	160

Cash flows from investing activities:
Purchases of property, plant and equipment	(836)	(372)

Net cash used in investing activities	(836)	(372)

Cash flows from financing activities:
Net borrowings on revolving loan facility	250	—
Net proceeds from exercise of stock options	26	12

Net cash provided by financing activities	276	12

Net decrease in cash and cash equivalents	(1,477)	(200)
Cash and cash equivalents at beginning of period	3,016	9,245

Cash and cash equivalents at end of period	$1,539	$9,045

Supplemental disclosure of cash flow information:
Income taxes paid	$467	$42

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

Williams Controls, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Three Months ended December 31, 2010 and 2009
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Note 1. Organization and Basis of Presentation

          Williams Controls, Inc., including its wholly-owned subsidiaries as follows, is hereinafter referred to as the “Company,” “we,” “our,” or “us.”

          The following are the Company’s active wholly-owned subsidiaries: Williams Controls Industries, Inc.; Williams (Suzhou) Controls Co. Ltd.; Williams Controls Europe GmbH; and Williams Controls India Private Limited.

          In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2010. The results of operations for the three months ended December 31, 2010 are not necessarily indicative of the results to be expected for the entire fiscal year.

          The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions, based upon all know facts and circumstances, that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of issuance of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made; however, actual results may differ materially from these estimates. Estimates are used in accounting for, among other things, allowance for doubtful accounts, excess and obsolete inventory, useful lives for depreciation and amortization, future cash flows associated with impairment testing for long-lived assets, pension and post-retirement medical benefit obligations, product warranty, share-based compensation expense, income taxes and commitments and contingencies.

          The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Note 2. Recently Adopted Accounting Standards

          In April 2010, the FASB issued authoritative guidance which established criteria for a milestone to be considered substantive and allows revenue recognition when the milestone is achieved in research and development arrangements. In addition, this guidance requires disclosure of certain information with respect to arrangements that contain milestones. This guidance was effective for the Company prospectively beginning October 1, 2010. The Company evaluated this guidance and does not expect its adoption to have a significant impact on the Company’s consolidated financial statements.

          In December 2008, the FASB issued authoritative guidance requiring employers to provide additional disclosures about plan assets of a defined benefit pension or other post-retirement plan. These disclosures include information detailing investment policies and strategies, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets and an understanding of significant concentrations of risk within plan assets. This guidance was effective for the Company beginning in fiscal 2010 (October 1, 2009). This guidance was not required to be applied to earlier periods that are presented for comparative purposes and the adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

Note 3. Cash and Cash Equivalents

          Cash and cash equivalents include highly liquid investments with original maturities of three months or less. At December 31, 2010, cash and cash equivalents primarily consisted of cash deposits held in one major U.S. financial institution. At December 31, 2010, approximately 23% of the Company’s cash and cash equivalents were held with one major financial institution in the United States with the remainder held in foreign banks or foreign currency denominated accounts. The Company maintains cash balances in bank accounts that normally exceed FDIC insured limits. As of December 31, 2010, cash and cash equivalents held in the United States exceeded federally insured limits by approximately $100. The Company has not experienced any losses related to this cash concentration.

Note 4. Trade Accounts Receivable

          Trade accounts receivable are presented net of an allowance for doubtful accounts of $154 and $150 at December 31, 2010 and September 30, 2010, respectively. Activity related to the allowance for doubtful accounts for the three months ended December 31, 2010 and the full year ended September 30, 2010 consisted of the following:

	December 31, 2010	September 30, 2010

Beginning balance	$150	$246
Charges to bad debt expense	19	69
Write-offs, recoveries and adjustments, net	(15)	(165)

Ending balance	$154	$150

Note 5. Inventories

          Inventories consist of the following:

	December 31, 2010	September 30, 2010

Raw materials	$6,039	$5,767
Work in process	86	55
Finished goods	2,036	1,690

	$8,161	$7,512

Note 6. Accrued Expenses

          Accrued expenses consist of the following:

	December 31, 2010	September 30, 2010

Environmental liability	$893	$900
Accrued product warranty	1,160	1,578
Accrued compensation and benefits	1,833	1,962
Income tax payable	305	522
Other	769	736

	$4,960	$5,698

          For further discussion related to the Company’s environmental liability and product warranty liability, refer to Notes 14 and 7, respectively.

Note 7. Product Warranties

          The Company establishes a product warranty liability based on a percentage of product sales. The liability is based on historical return rates of products and amounts for significant and specific warranty issues, and is included in accrued expenses in the accompanying condensed consolidated balance sheets. Warranty is limited to a specified time period, mileage or hours of use, and varies by product, application and customer. The Company has recorded a liability, which in the opinion of management, is adequate to cover such warranty costs. Warranty payments can vary significantly from quarter to quarter and year to year depending on the timing of the settlement of warranty claims with various customers. Following is a reconciliation of the changes in the Company’s warranty liability for the three months ended December 31, 2010 and the year ended September 30, 2010.

	December 31, 2010	September 30, 2010

Beginning balance	$1,578	$751

Payments	(603)	(557)
Additional accruals	185	1,384

Ending balance	$1,160	$1,578

          The increase in payments during the three months ended December 31, 2010 primarily relates to warranty claim payments related to one customer, which were accrued during fiscal 2010.

Note 8. Debt

          In June 2010, the Company entered into a revolving loan facility with U.S. Bank, which expires on June 30, 2012. As of December 31, 2010, our balance on the revolving loan facility is $250.

          The revolving loan facility provides for $8,000 in borrowing capacity and is secured by substantially all the assets of the Company. Borrowings under the revolving loan facility are subject to a borrowing base equal to 75% of eligible accounts receivables and 50% of eligible inventories. Interest rates under the new agreement are based on the election of the Company of either a LIBOR rate or at Prime rate. Under the LIBOR rate option, the revolving loan facility will bear interest at the LIBOR rate plus 2.25% per annum for borrowings under the revolving loan facility. Fees under the loan agreement include an unused line fee of 0.15% per annum on the unused portion of the revolving loan facility.

          The Company had available under its revolving credit facility $5,778 at December 31, 2010.

Note 9. Comprehensive Income

          The following table summarizes the components of comprehensive income:

	Three Months Ended December 31,

	2010	2009

Net income	$644	$396
Translation adjustment	43	—
Change of unrealized gain or loss	—	97

Comprehensive income	$687	$493

Note 10. Earnings Per Share

          Basic EPS is based on the weighted-average number of common shares outstanding during the period. Diluted EPS is based on the weighted-average number of common shares outstanding and the dilutive impact of common equivalent shares outstanding.

          Following is a reconciliation of basic EPS and diluted EPS:

	Three Months Ended December 31, 2010			Three Months Ended December 31, 2009

	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount

Basic EPS –	$644	7,290,122	$0.09	$396	7,271,065	$0.05

Effect of dilutive securities – Stock options & restricted stock		146,062			104,615

Diluted EPS –	$644	7,436,184	$0.09	$396	7,375,680	$0.05

          For the three months ended December 31, 2010, the Company had options and restricted stock covering 240,322 shares that were not considered in the dilutive EPS calculation since they would have been antidilutive. For the three months ended December 31, 2009, the Company had options covering 364,784 shares not considered in the dilutive EPS calculation since they would have been antidilutive.

Note 11. Fair Value Measurement

          Financial assets and liabilities recorded at fair value in the consolidated balance sheet are categorized based upon a fair value hierarchy established by U.S. GAAP, which prioritizes the inputs used to measure fair value into the following levels:

Level 1 –	observable inputs such as quoted prices in active markets for identical assets or liabilities;

Level 2 –	inputs, other than the quoted market prices in active markets, which are observable, either directly or indirectly; and

Level 3 –	unobservable inputs for which there is little or no market data available, which require the reporting entity to develop its own assumptions.

          The following table presents information about financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2010:

	Fair Value as of December 31, 2010	Level 1	Level 2	Level 3

Cash and cash equivalents	$1,539	$1,539	$—	$—

Total financial assets and liabilities	$1,539	$1,539	$—	$—

          There were no assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2010.

Note 12. Employee Benefit Plans

Pension Plans

          Disclosures regarding the components of net periodic benefit cost and contributions of pension plans are required for interim financial statement purposes and are included below:

Components of Net Periodic Benefit Cost:

	Salaried Employees Plan		Hourly Employees Plan

	Three Months Ended December 31,		Three Months Ended December 31,

	2010	2009	2010	2009

Service cost	$—	$—	$13	$12
Interest cost	66	70	120	122
Expected return on plan assets	(51)	(55)	(81)	(87)
Amortization of prior service cost	—	—	3	3
Amortization of loss	34	33	50	45

Net periodic benefit cost	$49	$48	$105	$95

          During the three months ended December 31, 2010 and 2009, the Company contributed $146 and $71, respectively, to the pension plans. The Company expects total contributions to its pension plans for the remainder of fiscal 2011 to be $906.

Post Retirement Medical Plan

          Disclosures regarding the components of net periodic benefit cost and contributions of the Company’s post-retirement medical plan are required for interim financial statements and are included below. The Company did not make any contributions to the post-retirement medical plan for the three months ended December 31, 2010 and 2009.

Components of Net Periodic Benefit Cost:

	Post-Retirement Plan Three Months Ended December 31,

	2010	2009

Service cost	$—	$—
Interest cost	31	37
Amortization	(27)	(25)

Net periodic benefit cost	$4	$12

Note 13. Income Taxes

          The Company’s unrecognized tax benefits remained unchanged during the three months ended December 31, 2010. The Company believes that it is reasonably possible that unrecognized tax benefits could decrease by $69 within the 12 months of this reporting date.

          The Company’s subsidiary in China is entitled to a five-year tax holiday, pursuant to which it was exempted from paying the enterprise income tax for calendar year 2007, the year in which it first had positive earnings, and calendar year 2008. Additionally, the Company is eligible for reduced enterprise income tax rates of 10%, 11% and 12% for the calendar years 2009, 2010 and 2011, respectively. The income tax benefit of the tax holiday for the three months ended December 31, 2010 and 2009 were $46 and $85, respectively. The per share effect of the tax holiday on a fully diluted basis for the same periods was $0.01.

Note 14. Commitments and Contingencies

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

          The soil and groundwater at the Company’s Portland, Oregon facility contains certain contaminants, which were deposited from approximately 1968 through 1995. Some of this contamination has migrated offsite to neighboring properties. The Company has retained an environmental consulting firm to investigate the extent of the contamination and to determine what remediation will be required and the associated costs. During fiscal 2004, the Company entered into the Oregon Department of Environmental Quality’s voluntary clean-up program. As of December 31, 2010, the total liability recorded is $893 and is recorded in accrued expenses in the accompanying condensed consolidated balance sheet.

Note 15. Share Based Compensation

          The Company currently has two qualified stock plans: the 2010 Restated Stock Option Plan (the “Employee Plan”) and the 2010 Restated Formula Stock Option Plan for non-employee Directors (the “Formula Plan”). Under the terms of the Employee Plan, the Company may grant incentive stock options, non-qualified options, both of which must have an exercise price of not less than the fair market value on the date of grant, or restricted stock. Under the terms of the Formula plan, non-employee directors are each automatically granted 1,666 options at a price equal to the market value on the date of grant, which is the date of the Annual Meeting of Stockholders each year.

Stock Options

          Information regarding outstanding stock options as of December 31, 2010 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at September 30, 2010	874,777	$9.17	6.5 years	$1,342

Exercised	(3,199)	7.97
Cancelled/Forfeited	(11,584)	11.38

Outstanding at December 31, 2010	859,994	$9.15	6.2 years	$2,297

Exercisable at December 31, 2010	559,251	$8.57	4.9 years	$1,795

          The aggregate intrinsic value in the table above represents pre-tax intrinsic value that would have been realized if all options had been exercised on the last business day of the period indicated, based on the Company’s closing stock price on that day. The aggregate intrinsic value of options outstanding and options exercisable at December 31, 2009 was $769 and $749, respectively. The intrinsic value of all stock options exercised during the three months ended December 31, 2010 was $8 and the cash received from these exercises was $26. The intrinsic value of all stock options exercised during the three months ended December 31, 2009 was $8 and the cash received from these exercises was $12.

          The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants issued during the three months ended December 31, 2010 and 2009:

	Three Months Ended December 31,

	2010(1)	2009

Expected term	—	6.5 years
Expected volatility	—	47%
Risk-free interest rate	—	2.81%
Expected dividend yield	—	0%
Estimated average fair value per option granted	—	$4.25

(1)	There were no stock options granted during the three months ended December 31, 2010.

Restricted Stock

          Information regarding outstanding restricted stock awards as of December 31, 2010 is as follows:

	Shares	Weighted Average Grant Date Fair Value

Outstanding at September 30, 2010	—	$—
Granted	30,200	10.75

Outstanding at December 31, 2010	30,200	$10.75

Vested at December 31, 2010	—	$—

          During the three months ended December 31, 2010, the Company issued 30,200 restricted shares to employees under the Employee Plan. These restricted shares vest over a four year period from the date of grant. No restricted stock was issued during the three months ended December 31, 2009.

Expense Information

          The Company’s share-based compensation expenses were recorded in the following expense categories for the three months ended December 31, 2010 and 2009:

	Three Months Ended December 31,

	2010	2009

Cost of sales	$34	$28
Research and development	33	24
Selling	21	16
Administration	81	70

Total share-based compensation expense	$169	$138

Total share-based compensation expense (net of tax)	$148	$125

          As of December 31, 2010 there was $1,391 of total unrecognized compensation costs related to non-vested stock options and $274 related to non-vested restricted stock. The unrecognized compensation costs are expected to be recognized over a weighted average period of 2.9 years for non-vested stock options and 3.9 years for non-vested restricted stock.

Note 16. Enterprise-wide Information

          During the three months ended December 31, 2010 and 2009, the Company operated in two geographic reportable regions as shown in the table below.

	Three Months Ended December 31,

	2010	2009

Revenue – External Customers:
United States	$12,695	$11,145
China	855	564

	$13,550	$11,709

Revenue – Intersegments:
United States	$190	$238
China	3,844	2,617
Other	130	190
Eliminations	(4,164)	(3,045)

	$—	$—

Income before income taxes:
United States	$287	$371
China	665	241
Other	(119)	(93)

	$833	$519

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollars in thousands, except share and per share amounts)

Forward-Looking Statements

          This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include all statements other than those that expressly connote an assertion of historical fact. Among others, this report includes forward looking statements that describe our plans and intentions regarding future courses of action and the possible outcomes of those intentions, and that set forth our expectations regarding our prospective financial condition, results of operations, and cash flows. Forward-looking statements can sometimes be identified by the use of forward-looking terminology, such as “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “continue,” “plans,” and “intends.” Although we believe that the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are subject to risks and uncertainties that could cause us to deviate from our current plans, and could cause our actual results to differ materially from those indicated by the forward-looking statements. Some of the known factors that could cause us to deviate from current plans or could cause our results to fall short of expectations include: our ability to maintain positive relationships with key customers; the concentration of our sales revenues among a limited number of large customers; our status as a component manufacturer and the resulting impact on our revenues of demand for vehicles in which our products are installed; the effect of products liability lawsuits that directly affect us and that indirectly impact us because of their effect on the automotive and equipment industries generally; the impact of foreign currency exchange rates on our gross income; the impact of federal monetary and trade policies that impact the market for our products; and the status of our relationships with our employees and organized labor force. These risks and uncertainties are beyond our control and, in many cases; we cannot predict the risks and uncertainties that could cause our actual results to differ materially from those indicated by the forward-looking statements. Some of the factors that may cause our actual results in future periods to differ materially from those currently expected or desired because of a number of risks and uncertainties include, but are not limited to, those risks discussed in the section entitled “Risk Factors” in our annual report on Form 10-K for the fiscal year ended September 30, 2010.

          The forward-looking statements are made as of the date hereof, and, except as otherwise required by law, we cannot undertake to update or revise these statements.

Overview

          We primarily design, manufacture and sell electronic throttle controls, pneumatic controls and electronic sensors for heavy trucks, transit buses and off-road equipment. Electronic throttle controls send a signal proportional to throttle position to adjust the speed of electronically controlled engines. The use of electronically controlled engines is influenced primarily by emissions regulations, because these engines generally produce lower emissions. The original applications of electronic engines and electronic throttle controls were in heavy trucks and transit busses in the United States and Europe in the late 1980’s. As a result of the continuing implementation of more stringent emissions standards worldwide, demand for electronically controlled engines and electronic throttle control systems is expanding both geographically and into lower horsepower engines. China, India and Russia are implementing more stringent emissions standards for heavy trucks and transit busses, which we believe will increase the penetration of electronic throttle controls worldwide. Additionally, countries around the world have adopted emissions regulations that we expect will continue to increase the use of electronic throttle controls in off-road equipment. We also produce pneumatic controls and electronic hand controls, which are generally sold to the same customer base as our electronic throttle controls. These pneumatic products are used for vehicle control system applications such as power take-off’s, or PTO’s, and air-control applications. We believe that the demand for our products will be driven primarily by worldwide emissions legislation and the economic cycles for heavy trucks, transit busses and off-road equipment.

          As we move forward in fiscal 2011 and beyond, we plan to continue to work closely with our existing and potential customers to design and develop new products and adapt existing products to new applications, and to improve the performance, reliability and cost-effectiveness of our products.

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

          Our discount rate assumption is intended to reflect the rate at which retirement benefits could be effectively settled based upon the assumed timing of the benefit payments. To determine our discount rate, we discount the expected benefit payments using the Principal Pension Discount Yield Curve. The equivalent level interest rate that produces the same present value of benefits is then determined. Our assumed rate does not differ significantly from this benchmark rate. To determine the expected long-term rate of return on pension plan assets, we consider the current asset allocations and the historical and expected returns on various categories of plan assets obtained from our investment portfolio manager. Our post-retirement plan does not contain any plan assets.

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

Results of Operations
Financial Summary
(Dollars in Thousands)

	Three Months Ended December 31,

	2010	2009	Percent Change

Net sales	$13,550	$11,709	15.7%
Cost of sales	9,269	8,123	14.1%

Gross profit	4,281	3,586	19.4%

Research and development	1,184	1,056	12.1%
Selling	671	658	2.0%
Administration	1,547	1,345	15.0%

Operating income	$879	$527	66.8%

As a percentage of net sales:
Cost of sales	68.4%	69.4%
Gross margin	31.6%	30.6%
Research and development	8.7%	9.0%
Selling	5.0%	5.6%
Administration	11.4%	11.5%
Operating income	6.5%	4.5%

          Net sales increased to $13,550 for the first quarter of fiscal 2010. Although we have continued to see improvement from our low point in the third fiscal quarter of 2009, the heavy truck industry is still significantly below levels prior to the economic downturn with our first quarter sales run rate being approximately 18% below fiscal 2008 sales levels. While we continue to closely monitor all of our costs, we remain committed to spending on new product development and technology for existing and new customers. Management believes that it is likely that our $1,539 in cash plus available borrowing of $5,778 under our revolving loan facility will be adequate to sustain the Company throughout the fiscal year.

Comparative – Three months ended December 31, 2010 and 2009

			Percent Change

For the Three Months Ended December 31:	2010	2009	2009 to 2010

Net sales	$13,550	$11,709	15.7%

          Net sales increased $1,841 in the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010. The increase in sales results from volume increases primarily in the Asian and European truck markets and to a lesser extent in the NAFTA truck market. Each market benefited from the general increase in the condition of the global economy. Asian truck sales increased 47% over the comparable period for the prior fiscal year primarily due to increased sales volumes of heavy trucks and off-road vehicles in China and heavy trucks in India. We believe the increases are the result of adoption of more stringent emissions standards, which mandate the inclusion of electronic throttle controls on new vehicles, and a higher percentage of vehicles in Asia converting to electronic throttle controls, thus allowing us to expand our customer base in this market. European truck sales improved 57% over the same period in fiscal 2010 due to our European customers increasing their heavy truck and off-road build rates. In addition, European sales were low during the first quarter of fiscal 2010 as these customers were working through high inventory levels from fiscal 2009. NAFTA truck sales increased 10% when compared to the first quarter of fiscal 2010 due to the continued improvements in the economic environment. Off-road sales to Asian customers improved 54% for the quarter ended December 31, 2010, while off-road sales to NAFTA customers remained flat between the comparable quarters..

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

			Percent Change

For the Three Months Ended December 31:	2010	2009	2009 to 2010

Cost of sales	$9,269	$8,123	14.1%

          The types of expenses included in cost of sales include raw materials, freight and duties, warranty, wages and benefits, depreciation and amortization, production utilities, shipping and production supplies, repairs and maintenance, production facility property insurance, and other production overhead. As a percent of sales, cost of sales decreased primarily due to higher sales volumes across which we can distribute fixed overhead costs. Component and raw material costs were lower in the first quarter of fiscal 2011 as we have been able to transition to a lower pricing structure for some of our new products as volumes begin to increase. Although freight and duty costs were up slightly on a quarter over quarter basis, they were in line with increased sales volumes. Warranty costs were down $67 quarter over quarter. In addition, wage related expenses increased in the first quarter of fiscal 2011 as the first quarter of fiscal 2010 included temporary salary reductions as part of the cost reductions put into place during the latter part of fiscal 2009. Full wages were reinstated during the second quarter of fiscal 2010.

			Percent Change

For the Three Months Ended December 31:	2010	2009	2009 to 2010

Gross profit	$4,281	$3,586	19.4%

          Gross profit was $4,281, or 31.6% of net sales in the first quarter of fiscal 2011, an increase of $695 compared to the gross profit of $3,586, or 30.6% of net sales, in the comparable fiscal 2010 period.

          The increase in gross profit in the first quarter of fiscal 2011 is primarily driven by the 15.7% net increase in sales of electronic throttle systems to our heavy truck and off-road customers. When comparing the first quarter of fiscal 2011 with the comparable period in fiscal 2010, manufacturing overhead costs were up in actual dollar value, but were relatively flat as a percentage of sales.

			Percent Change

For the Three Months Ended December 31:	2010	2009	2009 to 2010

Research and development	$1,184	$1,056	12.1%

          Research and development expenses increased $128 for the first quarter of fiscal 2011 compared to the comparable period in fiscal 2010. The Company’s research and development expenditures generally fluctuate based on the programs and products under development at any given point in time, and that fluctuation often does not coincide with sales cycles. Part of the increase in research and development expenses relates to wage expenses in the first quarter of fiscal 2011 being higher than the first quarter of fiscal 2010 as that quarter was the last quarter to include temporary salary reductions as part of the cost reductions put into place during the latter part of fiscal 2009. In addition, research and development expenses increased as we continue to have a record number of engineering projects under development and to meet the higher demand, we have added three additional engineers who are working on customer-specific projects. Overall, we expect research and development expenses for fiscal year 2011 to increase slightly over fiscal 2010 levels due to additional new product design projects.

			Percent Change

For the Three Months Ended December 31:	2010	2009	2009 to 2010

Selling	$671	$658	2.0%

          Selling expenses for the first fiscal quarter of 2011 were up slightly when compared with the same period for fiscal 2010. The increase is the result of increased sales commission related to the increased sales volumes in the quarter and increased wages expenses as the first quarter of fiscal 2010 included temporary salary reductions. Offsetting some of these increases were overall reductions in travel expenses during the first fiscal quarter of 2011.

			Percent Change

For the Three Months Ended December 31:	2010	2009	2009 to 2010

Administration	$1,547	$1,345	15.0%

          Administration expenses for the first quarter of fiscal 2011 increased $202 when compared with the same period in fiscal 2010. The increase in administration expense includes increased wage expenses related to filling positions left vacant during the economic downturn as well as the first quarter of fiscal 2010 including temporary salary reductions as part of the cost reductions put into place during fiscal 2009 in response to the economic downturn. In addition, other increases in administration expenses included recording $150 related to professional service fees in the first quarter of fiscal 2011, increases in travel expenses and costs associated with our India facility which was opened during the third quarter of fiscal 2010. Offsetting these increases were reductions in legal fees of $227, as the first quarter of fiscal 2010 included legal fees associated with the Cuesta class action lawsuit, which was settled during the latter part of fiscal 2010.

			Percent Change

For the Three Months Ended December 31:	2010	2009	2009 to 2010

Income tax expense	$189	$123	53.7%

          Income tax expense reflects an effective tax rate of 22.7% for the quarter ended December 31, 2010 compared to an effective tax rate of 23.7% for the quarter ended December 31, 2009. The effective tax rate fluctuations are primarily due to the jurisdictions in which pretax income is earned and income tax rate differences between the domestic and foreign jurisdictions. The decrease in tax rate between quarters is also due in part to the extension of the federal research credit during December 2010.

Financial Condition, Liquidity and Capital Resources

          At December 31, 2010, we had cash and cash equivalents of $1,539. During the third quarter of fiscal 2010, the Company entered into a revolving loan facility with U.S. Bank and as of December 31, 2010 we had $5,778 available under such revolving loan facility. We believe our cash on hand and our capacity under the new revolving loan facility will be sufficient to meet our working capital needs throughout the fiscal year.

          The first quarter of fiscal 2011 operating activities used cash of $917, whereas the first quarter of fiscal 2010 generated cash from operating activities of $160. Net income plus non cash charges for depreciation and stock based compensation contributed $1,373 in the first quarter of fiscal 2011 compared to $1,058 in the first quarter of fiscal 2010.

          Changes in working capital items used cash of $2,231 in the first quarter of fiscal 2011 compared to a use of cash of $884 in the first quarter of fiscal 2010. Changes in receivables for the first quarter of fiscal 2011 generated cash of $307 compared to a use of cash of $250 in the first quarter of fiscal 2010. The change in receivables between quarters is primarily the result of changes in sales volumes between the respective prior quarters. Seasonal lower shipping days in our first fiscal quarter of 2011 resulted in sales volumes decreasing in the first quarter of fiscal 2011 when compared to the fourth quarter of fiscal 2010, which drove a generation of cash from collection on the higher sales. Sales in the first quarter of 2010 increased over sales in the fourth quarter of fiscal 2009, due to truck markets beginning to recover from depressed levels in fiscal 2009, resulting in an increase in accounts receivable. Inventories increased $650 in the first quarter of fiscal 2011 from the fourth fiscal quarter in 2010 compared to an increase of $93 in the first quarter of fiscal 2010 from the fourth fiscal quarter in 2009. The fiscal 2011increase primarily relates to increasing inventory levels in line with anticipated sales volumes increases throughout fiscal 2011 as compared to fiscal 2010. Accounts payable and accrued expenses decreased in the first quarter of fiscal 2011 from the fourth fiscal quarter in 2010, primarily due to timing of payments on accounts payable, increased seasonal payments over the fourth fiscal quarter of 2010 and a reduction in our warranty provision of $392 related to payments to one customer for prior warranty claims. Cash flows from operations for the three months ended December 31, 2010 included payments to our pension plans of $146 compared to $71 for the three months ended December 31, 2009. We believe it is likely we will generate positive cash from operations during fiscal 2011, however, depending on the continued uncertainty in the world-wide economic market, we could experience additional periods of negative cash flow from operations.

          Cash used in investing activities was $836 for the three months ended December 31, 2010 and $372 for the three months ended December 31, 2009 and was comprised solely of purchases of equipment for both periods. We expect our cash use for investing activities to increase throughout fiscal year 2011 as we continue to make purchases of capital equipment. We currently anticipate spending approximately $4,200 in capital expenditures for fiscal 2011. This is a higher capital spending level than what we experienced last year as we have a number of new projects and we are expanding our test and development facilities to handle the increased activity. In addition, with the opening of our Pune, India manufacturing facility, we will incur higher than normal capital expenditures during the fiscal year.

          Cash generated from financing activities was $276 for the quarter ended December 31, 2010, compared to $12 for the quarter ended December 31, 2009. Cash generated from financing activities for the first quarter of fiscal 2011 primarily relates to net borrowings on our revolving loan facility of $250 and proceeds from the exercise of stock options of $26. Cash generated from financing activities for the first quarter of fiscal 2010 relates to proceeds from the exercise of stock options.

Contractual Obligations as of December 31, 2010

          At December 31, 2010, our contractual obligations consisted of operating lease obligations and a license agreement. We did not have any material letters of credit, or debt guarantees outstanding at December 31, 2010. Maturities of these contractual obligations consist of the following:

	Payments due by period

	Total	Less than 1 year	1 – 3 years	3 – 5 years

Operating leases	$1,409	$715	$694	$—
MMT license - minimum royalties	257	57	150	50

	$1,666	$772	$844	$50

          Certain liabilities, including those related to our pension and post-retirement benefit plans, are reported in the accompanying condensed consolidated balance sheets but are not reflected in the table above due to the absence of stated maturities. We have net obligations at December 31, 2010 related to our pension plans and post-retirement medical plan of $6,282 and $2,541, respectively. We funded $146 to our pension plans during the first quarter of fiscal 2011 and $71 during the first quarter of fiscal 2010. We expect to make payments to our pension plans of $906 throughout the rest of fiscal 2011.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

          Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and changes in the market value of investments.

Interest Rate Risk

          The Company has a revolving loan facility with U.S. Bank, which expires on June 30, 2012.

          As of December 31, 2010, there was an outstanding balance of $250 on the revolving loan. The Company does not believe a hypothetical 10% change in end of period interest rates or changes in future interest rates on these variable rate obligations would have a material effect on its financial position, results of operations, or cash flows. The Company has not hedged its exposure to interest rate fluctuations.

Foreign Currency Risk:

          We sell our products to customers in the heavy truck, transit bus and off-road equipment industries. For the three months ended December 31, 2010 and 2009, the Company had foreign sales of approximately 49% and 42% of net sales, respectively. All worldwide sales in the first three months of fiscal 2011 and 2010, with the exception of $855 and $564, respectively, were denominated in U.S. dollars. We have a manufacturing facility in Suzhou, China and sales offices in Shanghai, China and Munich, Germany and during fiscal 2010, we established a manufacturing facility in Pune, India. We purchase components internationally for use in both our products whose sales are denominated in U.S. dollars and other currencies. Although the Company is expanding its international exposure, it does not believe that changes in future exchange rates would have a material effect on its financial position, results of operations, or cash flows at this time. As a result, the Company has not entered into forward exchange or option contracts for transactions to hedge against foreign currency risk. The Company will continue to assess its foreign currency risk as its international operations, international purchases and sales increase.

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

Item 1A. Risk Factors

          There have been no significant changes in risk factors for the quarter ended December 31, 2010. See the information set forth in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010.

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

WILLIAMS CONTROLS, INC.

Date: February 9, 2011	/s/ PATRICK W. CAVANAGH

Patrick W. Cavanagh
President and Chief Executive Officer

Date: February 9, 2011	/s/ DENNIS E. BUNDAY

Dennis E. Bunday
Chief Financial Officer