Form 10-Q
period 2011-03-31
WILLIAMS CONTROLS INC
filed 2011-05-12
CIK 854860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2011

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

The number of shares outstanding of the registrant’s common stock as of April 30, 2011: 7,297,922

Williams Controls, Inc.

March 31, 2011

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Williams Controls, Inc.
Condensed Consolidated Balance Sheets
(Dollars in thousands, except share and per share information)
(Unaudited)

	March 31, 2011	September 30, 2010

ASSETS
Current Assets:
Cash and cash equivalents	$1,158	$3,016
Trade accounts receivable, net	9,814	8,854
Other accounts receivable	595	599
Inventories	8,659	7,512
Deferred income taxes	928	927
Prepaid expenses and other current assets	834	341

Total current assets	21,988	21,249

Property, plant and equipment, net	9,551	9,025
Deferred income taxes	3,521	3,493
Other assets, net	351	438

Total assets	$35,411	$34,205

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$4,336	$4,593
Accrued expenses	4,945	5,698
Dividends payable	883	—
Revolving loan facility	1,240	—
Current portion of employee benefit obligations	212	212

Total current liabilities	11,616	10,503

Long-term Liabilities:
Employee benefit obligations	8,265	8,694
Other long-term liabilities	254	244

Commitments and contingencies

Stockholders’ Equity:
Preferred Stock ($.01 par value, 50,000,000 authorized) Series C (No shares were issued and outstanding at March 31, 2011 and September 30, 2010)	—	—
Common stock ($.01 par value, 12,500,000 authorized; 7,293,309 and 7,289,745 issued and outstanding at March 31, 2011 and September 30, 2010, respectively)	73	73
Additional paid-in capital	38,073	37,623
Accumulated deficit	(12,692)	(12,677)
Treasury stock (332,593 shares at March 31, 2011 and September 30, 2010)	(2,734)	(2,734)
Accumulated other comprehensive loss	(7,444)	(7,521)

Total stockholders’ equity	15,276	14,764

Total liabilities and stockholders’ equity	$35,411	$34,205

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

Williams Controls, Inc.
Condensed Consolidated Statements of Operations
(Dollars in thousands, except share and per share information)
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,

	2011	2010	2011	2010

Net sales	$14,786	$12,649	$28,335	$24,358
Cost of sales	10,372	9,294	19,641	17,416

Gross profit	4,414	3,355	8,694	6,942

Operating expenses:
Research and development	1,138	1,160	2,322	2,216
Selling	706	761	1,376	1,419
Administration	2,075	1,451	3,622	2,796
Class action provision	—	775	—	775

Total operating expenses	3,919	4,147	7,320	7,206

Operating income (loss)	495	(792)	1,374	(264)

Other (income) expenses:
Interest income	(1)	(4)	(2)	(7)
Interest expense	16	4	25	9
Other (income) expense, net	3	(64)	41	(57)

Total other expenses	18	(64)	64	(55)

Income (loss) before income taxes	477	(728)	1,310	(209)
Income tax expense (benefit)	253	(296)	442	(172)

Net income (loss)	$224	$(432)	$868	$(37)

Net income (loss) per common share – basic	$0.03	$(0.06)	$0.12	$(0.01)

Weighted average shares used in per share calculation – basic	7,293,187	7,273,320	7,291,638	7,272,180

Net income (loss) per common share – diluted	$0.03	$(0.06)	$0.12	$(0.01)

Weighted average shares used in per share calculation – diluted	7,465,390	7,273,320	7,452,047	7,272,180

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

Williams Controls, Inc.
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Six Months Ended March 31,

	2011	2010

Cash flows from operating activities:
Net income (loss)	$868	$(37)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,109	1,055
Deferred income taxes	(26)	(31)
Stock-based compensation	421	294
Gain from sale and disposal of property, plant and equipment	—	(10)
Changes in operating assets and liabilities
Receivables, net	(956)	(1,736)
Inventories	(1,147)	(20)
Prepaid expenses and other current assets	(493)	(303)
Accounts payable and accrued expenses	(961)	1,956
Other	(280)	116

Net cash provided by (used in) operating activities	(1,465)	1,284

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,662)	(998)
Proceeds from sale of property, plant and equipment	—	17

Net cash used in investing activities	(1,662)	(981)

Cash flows from financing activities:
Borrowings on revolving loan facility	1,240	—
Net proceeds from exercise of stock options	29	12

Net cash provided by financing activities	1,269	12

Net increase (decrease) in cash and cash equivalents	(1,858)	315
Cash and cash equivalents at beginning of period	3,016	9,245

Cash and cash equivalents at end of period	$1,158	$9,560

Supplemental disclosure of cash flow information:
Income taxes paid	$723	$261

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

Williams Controls, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Three and Six Months ended March 31, 2011 and 2010
(Dollars in thousands, except share and per share amounts)
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

          In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2010. The results of operations for the three and six months ended March 31, 2011 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

Note 2. Cash and Cash Equivalents

          Cash and cash equivalents include highly liquid investments with original maturities of three months or less. At March 31, 2011, approximately 14% of the Company’s cash and cash equivalents were held with one major financial institution in the United States with the remainder held in foreign banks or foreign currency denominated accounts. The Company maintains cash balances in bank accounts that normally exceed FDIC insured limits. As of March 31, 2011, cash and cash equivalents held in the United States did not exceed federally insured limits. The Company has not experienced any losses related to its cash concentration.

Note 3. Trade Accounts Receivable

          Trade accounts receivable are presented net of an allowance for doubtful accounts of $173 and $150 at March 31, 2011 and September 30, 2010, respectively. Activity related to the allowance for doubtful accounts for the six months ended March 31, 2011 and the full year ended September 30, 2010 consisted of the following:

	March 31, 2011	September 30, 2010

Beginning balance	$150	$246
Charges to bad debt expense	38	69
Write-offs, recoveries and adjustments	(15)	(165)

Ending balance	$173	$150

Note 4. Inventories

          Inventories, net of reserves, consist of the following:

	March 31, 2011	September 30, 2010

Raw materials	$6,494	$5,767
Work in process	60	55
Finished goods	2,105	1,690

	$8,659	$7,512

Note 5. Accrued Expenses

          Accrued expenses consist of the following:

	March 31, 2011	September 30, 2010

Environmental liability	$873	$900
Accrued product warranty	1,139	1,578
Accrued compensation and benefits	1,759	1,962
Income tax payable	268	522
Other	906	736

	$4,945	$5,698

          For further discussion related to the Company’s environmental liability and product warranty liability, refer to Notes 13 and 6, respectively.

Note 6. Product Warranties

          The Company establishes a product warranty liability based on a percentage of product sales. The liability is based on historical return rates of products and amounts for significant and specific warranty issues, and is included in accrued expenses in the accompanying condensed consolidated balance sheets. Warranty is limited to a specified time period, mileage or hours of use, and varies by product, application and customer. The Company has recorded a liability, which in the opinion of management, is adequate to cover such warranty costs. Warranty payments can vary significantly from year to year depending on the timing of the settlement of warranty claims with various customers. Following is a reconciliation of the changes in the Company’s warranty liability for the six months ended March 31, 2011 and the year ended September 30, 2010.

	March 31, 2011	September 30, 2010

Beginning balance	$1,578	$751

Payments	(787)	(557)
Additional accruals	348	1,384

Ending balance	$1,139	$1,578

          The increase in payments during the six months ended March 31, 2011 primarily relates to warranty claim payments related to one customer, which were accrued during fiscal 2010.

Note 7. Debt

          In June 2010, the Company entered into a revolving loan facility with U.S. Bank, which matures on June 30, 2012. As of March 31, 2011, our balance on the revolving loan facility is $1,000. In January 2011, the Company became a guarantor for its subsidiary in India for a one year line of credit of up to $584, of which $240 was outstanding as of March 31, 2011. This guarantee reduces the Company’s borrowing capacity under the revolving loan with U.S. Bank by the same amount.

          The revolving loan facility provides for $8,000 in borrowing capacity and is secured by substantially all the assets of the Company. Borrowings under the revolving loan facility are subject to a borrowing base equal to 75% of eligible accounts receivables and 50% of eligible inventories. Interest rates under the new agreement are based on the election of the Company of either a LIBOR rate or at Prime rate. Under the LIBOR rate option, the revolving loan facility will bear interest at the LIBOR rate plus 2.25% per annum for borrowings under the revolving loan facility. Fees under the loan agreement include an unused line fee of 0.15% per annum on the unused portion of the revolving loan facility. The Company is subject to a specific quarterly financial covenant under the revolving loan facility and as of March 31, 2011, the Company was in compliance with such covenant.

          The Company had available under its revolving credit facility $5,298 at March 31, 2011.

Note 8. Comprehensive Income (Loss)

          The following table summarizes the components of comprehensive income (loss):

	Three Months Ended March 31,		Six Months Ended March 31,

	2011	2010	2011	2010

Net income (loss)	$224	$(432)	$868	$(37)
Translation adjustment	34	—	77	—
Change in unrealized gain	—	30	—	127

Comprehensive income (loss)	$258	$(402)	$945	$90

Note 9. Earnings Per Share

          Basic EPS is based on the weighted-average number of common shares outstanding during the period. Diluted EPS is based on the weighted-average number of common shares outstanding and the dilutive impact of common equivalent shares outstanding.

          Following is a reconciliation of basic EPS and diluted EPS:

	Three Months Ended March 31, 2011			Three Months Ended March 31, 2010

	Income	Shares	Per Share Amount	Loss	Shares	Per Share Amount

Basic EPS –	$224	7,293,187	$0.03	$(432)	7,273,320	$(0.06)

Effect of dilutive securities –
Stock options & restricted stock	—	172,203		—	—

Diluted EPS –	$224	7,465,390	$0.03	$(432)	7,273,320	$(0.06)

	Six Months Ended March 31, 2011			Six Months Ended March 31, 2010

	Income	Shares	Per Share Amount	Loss	Shares	Per Share Amount

Basic EPS –	$868	7,291,638	$0.12	$(37)	7,272,180	$(0.01)

Effect of dilutive securities – Stock options & restricted stock	—	160,409		—	—

Diluted EPS –	$868	7,452,047	$0.12	$(37)	7,272,180	$(0.01)

          For the three and six months ended March 31, 2011, the Company had options and restricted stock covering 242,318 and 272,518 shares that were not considered in the dilutive EPS calculation since they would have been antidilutive. For the three and six months ended March 31, 2010, the Company had options covering 805,392 shares not considered in the dilutive EPS calculation since they would have been antidilutive.

Note 10. Fair Value Measurement

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

          As of March 31, 2011, the Company had cash and cash equivalents of $1,158 that were measured based on a level 1 fair value basis. There were no assets and liabilities measured at fair value on a nonrecurring basis as of March 31, 2011.

Note 11. Employee Benefit Plans

Pension Plans

          Disclosures regarding the components of net periodic benefit cost and contributions of pension plans are required for interim financial statement purposes and are included below:

Components of Net Periodic Benefit Cost:

	Salaried Employees Plan

	Three Months Ended March 31,		Six Months Ended March 31,

	2011	2010	2011	2010

Interest cost	$66	$70	$132	$140
Expected return on plan assets	(51)	(55)	(102)	(110)
Amortization of loss	34	33	68	66

Net periodic benefit cost	$49	$48	$98	$96

	Hourly Employees Plan

	Three Months Ended March 31,		Six Months Ended March 31,

	2011	2010	2011	2010

Service cost	$13	$12	$26	$24
Interest cost	120	122	240	244
Expected return on plan assets	(81)	(87)	(162)	(174)
Amortization of prior service cost	3	3	6	6
Amortization of loss	50	45	100	90

Net periodic benefit cost	$105	$95	$210	$190

          During the six months ended March 31, 2011 and 2010, the Company contributed $614 and $142, respectively, to the pension plans. The Company expects total contributions to its pension plans for the remainder of fiscal 2011 to be $429.

Post Retirement Medical Plan

          Disclosures regarding the components of net periodic benefit cost and contributions of the Company’s post-retirement medical plan are required for interim financial statements and are included below. The Company did not make any contributions to the post-retirement plan for the six months ended March 31, 2011 and 2010.

Components of Net Periodic Benefit Cost:

	Post-Retirement Plan

	Three Months Ended March 31,		Six Months Ended March 31,

	2011	2010	2011	2010

Interest cost	$31	$37	$62	$74
Amortization	(27)	(25)	(54)	(50)

Net periodic benefit cost	$4	$12	$8	$24

Note 12. Income Taxes

          The Company’s unrecognized tax benefits remained unchanged during the six months ended March 31, 2011. The Company believes that it is reasonably possible that unrecognized tax benefits could decrease by $69 within the 12 months of this reporting date.

          The Company’s subsidiary in China is entitled to a five-year tax holiday, pursuant to which it was exempted from paying the enterprise income tax for calendar year 2007, the year in which it first had positive earnings, and calendar year 2008. Additionally, the Company is eligible for reduced enterprise income tax rates of 10%, 11% and 12% for the calendar years 2009, 2010 and 2011, respectively. The income tax benefit of the tax holiday for the six months ended March 31, 2011 and March 31, 2010 were $98 and $209, respectively. The per share effect of the tax holiday on a fully diluted basis for the same periods were $0.01 and $0.03, respectively.

Note 13. Commitments and Contingencies

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

          The soil and groundwater at the Company’s Portland, Oregon facility contains certain contaminants, which were deposited from approximately 1968 through 1995. Some of this contamination has migrated offsite to neighboring properties. The Company has retained an environmental consulting firm to investigate the extent of the contamination and to determine what remediation will be required and the associated costs. During fiscal 2004, the Company entered into the Oregon Department of Environmental Quality’s voluntary clean-up program. As of March 31, 2011, the total liability recorded is $873 and is recorded in accrued expenses in the accompanying condensed consolidated balance sheet.

          During the second quarter of fiscal 2011, the Company entered into a complete and final settlement agreement regarding a lawsuit brought by a former Chief Executive Officer of the Company. The total cost of the settlement was $250 and consisted of a cash payment of $200 and issuance of 4,613 shares of common stock. The stock was issued and payment was made during the third quarter of fiscal 2011. The impact of this settlement on the fiscal 2011 condensed consolidated statement of operations is approximately $100.

Note 14. Share Based Compensation

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

Stock Options

          Information regarding outstanding stock options as of March 31, 2011 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at September 30, 2010	874,777	$9.17	6.5 years	$1,342

Granted	9,996	11.11
Exercised	(3,564)	8.00
Cancelled/Forfeited	(21,176)	12.08

Outstanding at March 31, 2011	860,033	$9.13	6.0 years	$2,586

Exercisable at March 31, 2011	595,350	$8.68	4.9 years	$2,067

          The aggregate intrinsic value in the table above represents pre-tax intrinsic value that would have been realized if all options had been exercised on the last business day of the period indicated, based on the Company’s closing stock price on that day. The aggregate intrinsic value of options outstanding and options exercisable at March 31, 2010 was $865 and $835, respectively. The intrinsic value of all stock options exercised during the three and six months ended March 31, 2011 was $9 and the cash received from these exercises was $29. The intrinsic value of all stock options exercised during the three and six months ended March 31, 2010 was $8 and the cash received from these exercises was $12.

          The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants issued during the three and six months ended March 31, 2011 and 2010:

	Three Months Ended March 31,		Six Months Ended March 31,

	2011	2010	2011	2010

Expected term	7.4 years	6.4 years	7.4 years	6.5 years
Expected volatility	45%	45%	45%	46%
Risk-free interest rate	2.91%	2.93%	2.91%	2.86%
Expected dividend yield	4.32%	0%	4.32%	0%
Estimated average fair value per option granted	$3.48	$3.87	$3.48	$4.10

Restricted Stock

          Information regarding outstanding restricted stock awards as of March 31, 2011 is as follows:

	Shares	Weighted Average Grant Date Fair Value

Outstanding at September 30, 2010	—	$—
Granted	58,400	11.08

Outstanding at March 31, 2011	58,400	$11.08

Vested at March 31, 2011	—	$—

          During the six months ended March 31, 2011, the Company issued 58,400 restricted shares to employees under the Employee Plan. These restricted shares vest over a four year period from the date of grant. No restricted stock was issued during the six months ended March 31, 2010.

Expense Information

          The Company’s share-based compensation expenses were recorded in the following expense categories for the three and six months ended March 31, 2011 and 2010:

	Three Months Ended March 31,		Six Months Ended March 31,

	2011	2010	2011	2010

Cost of sales	$100	$29	$134	$57
Research and development	29	26	62	50
Selling	23	17	44	33
Administration	100	85	181	154

Total share-based compensation expense	$252	$157	$421	$294

Total share-based compensation expense (net of tax)	$224	$139	$372	$265

          As of March 31, 2011, there was $1,208 of total unrecognized compensation costs related to non-vested stock options and $551 related to non-vested restricted stock. The unrecognized compensation costs are expected to be recognized over a weighted average period of 2.7 years for non-vested stock options and 3.8 years for non-vested restricted stock.

Note 15. Enterprise-wide Information

          During the three and six months ended March 31, 2011 and 2010, the Company operated in two geographic reportable regions as shown in the table below.

	Three Months Ended March 31,		Six Months Ended March 31,

	2011	2010	2011	2010

Revenue – External Customers:
United States	$14,100	$11,888	$26,795	$23,033
China	686	761	1,540	1,325

	$14,786	$12,649	$28,335	$24,358

Revenue – Intersegments:
United States	$250	$268	$440	$506
China	3,628	2,683	7,472	5,300
Other	131	207	261	397
Eliminations	(4,009)	(3,158)	(8,173)	(6,203)

	$—	$—	$—	$—

Income (loss) before income taxes:
United States	$237	$(1,127)	$524	$(765)
China	440	401	1,105	549
Other	(200)	(2)	(319)	7

	$477	$(728)	$1,310	$(209)

Note 16. Subsequent Events

          On February 24, 2011, the Company announced that its Board of Directors had initiated a cash dividend policy and authorized a dividend of $0.12 per outstanding share of the Company’s common stock payable on May 12, 2011 to stockholders of record as of May 2, 2011. The total dividend payment is $883 and has been recorded as a liability in the accompanying condensed consolidation balance sheet as of March 31, 2011.

Williams Controls, Inc.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Dollars in thousands, except share and per share amounts)

Forward-Looking Statements

          This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include all statements other than those that expressly connote an assertion of historical fact. Among others, this report includes forward looking statements that describe our plans and intentions regarding future courses of action and the possible outcomes of those intentions, and that set forth our expectations regarding our prospective financial condition, results of operations, and cash flows. Forward-looking statements can sometimes be identified by the use of forward-looking terminology, such as “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “continue,” “plans,” and “intends.” Although we believe that the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are subject to risks and uncertainties that could cause us to deviate from our current plans, and could cause our actual results to differ materially from those indicated by the forward-looking statements. Some of the known factors that could cause us to deviate from current plans or could cause our results to fall short of expectations include: our ability to maintain positive relationships with key customers; the concentration of our sales revenues among a limited number of large customers; our status as a component manufacturer and the resulting impact on our revenues of demand for vehicles and equipment in which our products are installed; the effect of products liability lawsuits that directly affect us and that indirectly impact us because of their effect on the automotive and equipment industries generally; the impact of foreign currency exchange rates on our gross income; the impact of federal monetary and trade policies that impact the market for our products; and the status of our relationships with our employees and organized labor force. These risks and uncertainties are beyond our control and, in many cases; we cannot predict the risks and uncertainties that could cause our actual results to differ materially from those indicated by the forward-looking statements. Some of the factors that may cause our actual results in future periods to differ materially from those currently expected or desired because of a number of risks and uncertainties include, but are not limited to, those risks discussed in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010.

          The forward-looking statements are made as of the date hereof, and, except as otherwise required by law, we cannot undertake to update or revise these statements.

Overview

          We design, manufacture and sell electronic throttle controls, pneumatic controls and electronic sensors for heavy trucks, transit busses and off-road equipment. Electronic throttle controls send a signal proportional to throttle position to adjust the speed of electronically controlled engines. The use of electronically controlled engines is influenced primarily by emissions regulations, because these engines generally produce lower emissions. The original applications of electronic engines and electronic throttle controls were in heavy trucks and transit busses in the United States and Europe in the late 1980’s. As a result of the continuing implementation of more stringent emissions standards worldwide, demand for electronically controlled engines and electronic throttle control systems is expanding both geographically and into lower horsepower engines. China, India and Russia are implementing more stringent emissions standards for heavy trucks and transit busses, which we believe will increase the penetration of electronic throttle controls worldwide. Additionally, countries around the world have adopted emissions regulations that we expect will continue to increase the use of electronic throttle controls in off-road equipment. We also produce pneumatic controls and electronic hand controls, which are generally sold to the same customer base as our electronic throttle controls. These pneumatic products are used for vehicle control system applications such as power take-off’s, or PTO’s, and air-control applications. We believe that the demand for our products will be driven primarily by emissions legislation and treaties, and by the economic cycles for heavy trucks, transit busses and off-road equipment.

          As we move forward in fiscal 2011 and beyond, we plan to continue to work closely with our existing and potential customers to design and develop new products and adapt existing products to new applications, and to improve the performance, reliability and cost-effectiveness of our products.

Critical Accounting Policies and Estimates

          Management’s discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, sales, cost of sales and expenses and related disclosure of contingent assets and liabilities. We evaluate our estimates on an on-going basis. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no significant changes to the Company’s significant accounting policies as described in the Company’s Annual Report on Form 10-K for the year ended September 30, 2010.

          There have been no recent accounting pronouncements expected to have a material impact on the Company’s financial condition, results of operations or cash flows.

Results of Operations
Financial Summary
(Dollars in Thousands)

	Three Months Ended March 31,			Six Months Ended March 31,

	2011	2010	Percent Change	2011	2010	Percent Change

Net sales	$14,786	$12,649	16.9%	$28,335	$24,358	16.3%
Cost of sales	10,372	9,294	11.6%	19,641	17,416	12.8%

Gross profit	4,414	3,355	31.6%	8,694	6,942	25.2%

Research and development	1,138	1,160	(1.9)%	2,322	2,216	4.8%
Selling	706	761	(7.2)%	1,376	1,419	(3.0)%
Administration	2,075	1,451	43.0%	3,622	2,796	29.5%
Class action provision	—	775	NM	—	775	NM

Operating income (loss)	$495	$(792)	162.5%	$1,374	$(264)	620.5%

As a percentage of net sales:
Cost of sales	70.1%	73.5%		69.3%	71.5%
Gross margin	29.9%	26.5%		30.7%	28.5%
Research and development	7.7%	9.2%		8.2%	9.1%
Selling	4.8%	6.0%		4.9%	5.8%
Administration	14.0%	11.5%		12.8%	11.5%
Class action provision	—	6.1%		—	3.2%
Operating income (loss)	3.3%	(6.3)%		4.8%	(1.1)%

NM = Not Meaningful

          Net sales increased to $14,786 for the second quarter of fiscal 2011, up 16.9% compared to the second quarter of fiscal 2010 and up 9.1% compared to the first quarter of fiscal 2011. Although we have continued to see improvement from our low point in the third fiscal quarter of 2009, the heavy truck industry is still significantly below levels prior to the economic downturn, and as a result, our first six months annualized sales run rate was approximately 14% below fiscal 2008 sales levels. While we continue to closely monitor all of our costs, we remain committed to spending on new product development and technology for existing and new customers. Although no assurances can be given, management believes that it is likely that our $1,158 in cash plus available borrowing of $5,298 under our revolving loan facility will be adequate to sustain the Company throughout the fiscal year.

Comparative – Three months ended March 31, 2011 and 2010

			Percent Change

For the Three Months Ended March 31:	2011	2010	2010 to 2011

Net sales	$14,786	$12,649	16.9%

          Net sales increased $2,137 in the second quarter of fiscal 2011 compared to the second quarter of fiscal 2010. The increase in sales results from volume increases primarily in the European and NAFTA truck markets. European truck sales increased 107% over the prior year second quarter primarily due to our European customers continuing to increase their heavy truck and off-road build rates. In addition, European sales were low during the second quarter of fiscal 2010 as these customers were working through high inventory levels from fiscal 2009. NAFTA truck sales increased 37% when compared to the second quarter of fiscal 2010 due to continued improvements in the economic environment. Asian truck sales were down 6% primarily due to timing of customer orders, whereas sales to Asian off-road customers increased 41% when compared to the second quarter of fiscal 2010. Worldwide off-road sales increased 9% for the quarter ended March 31, 2011; however, sales related to specific military applications declined approximately 50% during the second quarter of fiscal 2011 as compared to the prior year second quarter as two prominent military programs have been completed and one replacement program has yet to be started.

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

			Percent Change

For the Three Months Ended March 31:	2011	2010	2010 to 2011

Cost of sales	$10,372	$9,294	11.6%

          The types of expenses included in cost of sales include raw materials, freight and duties, warranty, wages and benefits, depreciation and amortization, production utilities, shipping and production supplies, repairs and maintenance, production facility property insurance, and other production overhead. As a percent of sales, cost of sales decreased primarily due to higher sales volumes to distribute fixed overhead costs. Although sales volumes increased, freight and duty costs decreased slightly on a quarter over quarter basis. Purchased component costs were lower for certain components in the second quarter of fiscal 2011 as production volumes continue to increase for recently introduced new products. Warranty costs decreased $308 quarter over quarter as the second quarter of fiscal 2010 included higher warranty costs related to warranty claims with one customer. As sales volumes continue to improve from the lows experienced in fiscal 2009, we are selectively adding to our manufacturing support staff to accommodate the higher volumes. This decision resulted in overhead wage expenses increasing $113 in the second quarter of fiscal 2011 as compared to the second quarter of fiscal 2010. In addition, the second quarter of fiscal 2011 included higher stock option expense of $71 and costs associated with our India manufacturing facility which was opened during the third quarter of fiscal 2010.

			Percent Change

For the Three Months Ended March 31:	2011	2010	2010 to 2011

Gross profit	$4,414	$3,355	31.6%

          Gross profit was $4,414, or 29.9% of net sales in the second quarter of fiscal 2011, an increase of $1,059 compared to the gross profit of $3,355, or 26.5% of net sales, in the comparable fiscal 2010 period.

          The increase in gross profit in the second quarter of fiscal 2011 is primarily driven by the 17% net increase in sales of electronic throttle systems to our heavy truck, bus and off-road customers. When comparing the second quarter of fiscal 2011 with the comparable period in fiscal 2010, manufacturing overhead costs increased in actual dollar value; however, were improved as a percent of sales.

			Percent Change

For the Three Months Ended March 31:	2011	2010	2010 to 2011

Research and development	$1,138	$1,160	(1.9)%

          Research and development expenses were essentially unchanged when compared to the comparable period in fiscal 2010. The Company’s research and development expenditures generally will fluctuate based on the programs and products under development at any given point in time and that fluctuation often does not necessarily coincide with sales cycles. Overall, we expect research and development expenses to increase slightly over fiscal 2010 levels due to continued efforts to design new products.

			Percent Change

For the Three Months Ended March 31:	2011	2010	2010 to 2011

Selling	$706	$761	(7.2)%

          Selling expenses decreased $55 when compared with the same period in fiscal 2010. The decrease in selling expenses is primarily driven by a reduction in wage expenses in our European sales office.

			Percent Change

For the Three Months Ended March 31:	2011	2010	2010 to 2011

Administration	$2,075	$1,451	43.0%

          Administration expenses increased $624 for the second quarter of fiscal 2011 when compared to the second quarter of fiscal 2010. Administration expenses in the second quarter of fiscal 2011 include $204 in legal fees associated with settlement of an old outstanding claim against the Company by a former employee, whereas the second quarter of fiscal 2010 includes $136 in legal fees associated with the Cuesta class action lawsuit, which was settled in the fourth quarter of fiscal 2010. In the current quarter, administration expenses included $248 related to a potential acquisition that the Company considered but ultimately terminated during due diligence in the second quarter of fiscal 2011, as well as costs associated with our India facility which was opened during the third quarter of fiscal 2010. As sales volumes continue to improve, we are filling positions left vacant during the economic downturn experienced in late 2009 through 2010 resulting in administration wage expenses increasing $53 in the second quarter of fiscal 2011 as compared to the second quarter of fiscal 2010.

			Percent Change

For the Three Months Ended March 31:	2011	2010	2010 to 2011

Class action provision	$—	$775	NM

          During the second quarter of fiscal 2010, the Company recorded a $775 liability which represented the Company’s best estimate at that time of the ultimate liability related to the Cuesta class action lawsuit discussed in Note 13 to our unaudited condensed consolidated financial statements. During the fourth quarter of fiscal 2010, the $775 was paid for full settlement and release of any future obligations related to this lawsuit.

			Percent Change

For the Three Months Ended March 31:	2011	2010	2010 to 2011

Other (income) expense	$3	$(64)	NM

          Other expense was $3 in the second quarter of fiscal 2011, compared to other income of $64 in the second quarter of fiscal 2010, which solely consisted of a gain from the extinguishment of old outstanding accounts payable balances of various insolvent subsidiaries.

			Percent Change

For the Three Months Ended March 31:	2011	2010	2010 to 2011

Income tax (benefit) expense	$253	$(296)	185.5%

          Income tax (benefit) expense reflects an effective tax rate of 53.0% for the quarter ended March 31, 2011 compared to an effective tax rate of 40.7% for the quarter ended March 31, 2010. The effective tax rate fluctuations are primarily due to the jurisdictions in which pretax income (loss) is being earned and income tax rate differences between the domestic and foreign jurisdictions. The increase in the tax rate from 2010 to 2011 is also due to the recognition of a valuation allowance against the Company’s Indian subsidiary’s deferred tax assets during the quarter ended March 31, 2011, that the Company determined did not meet the more-likely-than-not recognition threshold.

          The income tax (benefit) expense was positively affected by $52 and $124 as a result of a tax holiday in the People’s Republic of China during the three months ended March 31, 2011 and March 31, 2010, respectively.

Comparative – Six months ended March 31, 2011 and 2010

			Percent Change

For the Six Months Ended March 31:	2011	2010	2010 to 2011

Net sales	$28,335	$24,358	16.3%

          Net sales increased $3,977 in the first six months of fiscal 2011 compared to the first six months of fiscal 2010. The increase in sales results from volume increases in essentially all of the Company’s principal markets. Each market benefitted from the general increase in the condition of the global economy.

          Overall net sales to customers in Asia increased 23% over the prior year period primarily due to increased sales volumes of heavy trucks and off-road vehicles. European truck sales were up 79% over the same period in fiscal 2010 due to our European customers increasing their heavy truck build rates. In addition, European truck sales were low during the first six months of fiscal 2010 as these customers were working through the build up of inventory levels experienced in fiscal 2009. NAFTA truck sales were up 24% when compared to the first six months of fiscal 2010 due to general improvements in the economic environment. Various industry forecasts indicate that truck sales volumes in NAFTA may continue to increase due to the economic recovery and the overall advanced age of the NAFTA truck fleet. Lastly, worldwide off-road sales were up 12% for the first six months ended March 31, 2011. The largest impact of this increase in off-road sales was seen in the Asian and European markets, whereas in the NAFTA off-road market, sales related to specific military applications decreased approximately 50% as two prominent military programs have been completed and one replacement program has yet to be started.

			Percent Change

For the Six Months Ended March 31:	2011	2010	2010 to 2011

Cost of sales	$19,641	$17,416	12.8%

          The types of expenses included in cost of sales include raw materials, freight and duties, warranty, wages and benefits, depreciation and amortization, production utilities, shipping and production supplies, repairs and maintenance, production facility property insurance, and other production overhead. As a percent of sales, cost of sales decreased primarily due to higher sales volumes to distribute fixed overhead costs. Although sales volumes increased, freight and duty costs decreased slightly between periods. Purchase component costs were lower for certain components in the first six months of fiscal 2011 and production volumes continue to increase for recently introduced new products. Warranty costs decreased $375 when comparing the first six months of fiscal 2011 and 2010, as the first six months of fiscal 2010 included higher warranty costs related to warranty claims with one customer. As sales volumes continue to improve from the lows experienced in fiscal 2009, we are selectively adding to our manufacturing support staff to accommodate the higher volumes resulting in overhead wage and benefit expenses increasing $249 in the first six months of fiscal 2011 as compared to the first six months of fiscal 2010. In addition, the first six months of fiscal 2011 included higher stock option expense of $76 and costs associated with our India manufacturing facility which was opened during the third quarter of fiscal 2010.

			Percent Change

For the Six Months Ended March 31:	2011	2010	2010 to 2011

Gross profit	$8,694	$6,942	25.2%

          Gross profit was $8,694, or 30.7% of net sales in the first six months of 2011, an increase of $1,752 compared to gross profit of $6,942, or 28.5% of net sales, in the comparable fiscal 2010 period.

          The increase in gross profit in the first six months of fiscal 2010 is primarily driven by the 16% net increase in sales of electronic throttle systems to our heavy truck, bus and off-road customers. When comparing the first six months of fiscal 2011 with the comparable period in fiscal 2010, manufacturing overhead costs increased in actual dollar value; however, were improved as a percent of sales.

			Percent Change

For the Six Months Ended March 31:	2011	2010	2010 to 2011

Research and development	$2,322	$2,216	4.8%

          Research and development expenses increased $106 during the first six months of fiscal 2011 when compared to the first six months of fiscal 2010. The Company’s research and development expenditures will fluctuate based on the products under development at any given point in time and that fluctuation often does not necessarily coincide with sales cycles. Research and development expenses have increased as we continue to have a record number of engineering projects under development and to meet the higher demand; we have added three additional engineers who are working on customer specific projects. Overall, we expect research and development expenses to increase slightly over fiscal 2010 levels due to additional new product design projects.

			Percent Change

For the Six Months Ended March 31:	2011	2010	2010 to 2011

Selling	$1,376	$1,419	(3.0)%

          Selling expenses decreased $43 during the six months ended March 31, 2011 as compared with the six months ended March 31, 2010 mainly due to reduction in wage expenses in our European sales office.

			Percent Change

For the Six Months Ended March 31:	2011	2010	2010 to 2011

Administration	$3,622	$2,796	29.5%

          Administration expenses for the first six months of fiscal 2011 increased $826 when compared with the same period in fiscal 2010. Administration expenses in the first six months of fiscal 2011 include $219 in legal fees associated with settlement of an old outstanding claim against the Company by a former employee, whereas the first six months of fiscal 2010 includes $380 in legal fees associated with the Cuesta class action lawsuit, which was settled in the fourth quarter of fiscal 2010. In the first six months of fiscal 2011, administration expenses included $409 related to a potential acquisition that the Company considered but ultimately decided to terminate during due diligence, as well as costs associated with our India facility which was opened during the third quarter of fiscal 2010. As sales volumes continue to improve, we are filling positions left vacant during the economic downturn experienced in late 2009 through 2010 resulting in administration wage expenses increasing $134 in the first six months of fiscal 2011 as compared to the same period in fiscal 2010.

			Percent Change

For the Six Months Ended March 31:	2011	2010	2010 to 2011

Class action provision	$—	$775	NM

          During the second quarter of fiscal 2010, the Company recorded a $775 liability which represents the Company’s best estimate of the ultimate liability related to the Cuesta class action lawsuit discussed in Note 13 to our unaudited condensed consolidated financial statements. During the fourth quarter of fiscal 2010, the $775 was paid for full settlement and release of any future obligations related to this lawsuit.

			Percent Change

For the Six Months Ended March 31:	2011	2010	2010 to 2011

Other (income) expense	$41	$(57)	171.9%

          Other expense was $41 in the first six months of fiscal 2011, compared to other income of $57 in the first six months of fiscal 2010. Other income in the first six months of fiscal 2010 consisted of a $64 gain from the extinguishment of old outstanding accounts payable balances of various insolvent subsidiaries.

			Percent Change

For the Six Months Ended March 31:	2011	2010	2010 to 2011

Income tax (benefit) expense	$442	$(172)	357.0%

          Tax (benefit) expense reflects an effective tax rate of 33.7% for the first six months of fiscal 2011 compared to an effective tax rate of 82.3% for the comparable period in fiscal 2010. The effective tax rate fluctuations are primarily due to the jurisdictions in which pretax income (loss) is being earned and income tax rate differences between the domestic and foreign jurisdictions. The decrease in the tax rate from 2010 to 2011 is also due to a discrete tax benefit recognized during the six months ended March 31, 2010 associated with the class action lawsuit, partially offset by the recognition of a valuation allowance against the Company’s Indian subsidiary’s deferred tax assets during the six months ended March 31, 2011, that the Company determined did not meet the more-likely-than-not recognition threshold.

          The income tax (benefit) expense was positively affected by $98 and $209 as a result of a tax holiday in the People’s Republic of China during the six months ended March 31, 2011 and March 31, 2010, respectively.

Financial Condition, Liquidity and Capital Resources

          At March 31, 2011, we had cash and cash equivalents of $1,158. During the third quarter of fiscal 2010 we entered into a revolving loan facility with U.S. Bank and as of March 31, 2011 we had $5,298 available under such revolving loan facility. Although no assurances can be given, we believe that our $1,158 in cash plus available borrowings of $5,298 under our revolving loan facility will be adequate to sustain the Company throughout the fiscal year.

          The first six months of fiscal 2011 operating activities used cash of $1,465, whereas the first six months of fiscal 2010 generated cash from operating activities of $1,284. Net income plus non cash charges for depreciation and stock based compensation contributed $2,398 in the first six months of fiscal 2011 compared to $1,312 in the first six months of fiscal 2010.

          Changes in working capital items used cash of $3,837 in the first six months of fiscal 2011 compared to a generation of cash of $13 in the first six months of fiscal 2010. Changes in receivables for the first six months of fiscal 2011 was a use of cash of $956 compared to a use of cash of $1,736 for the first six months of fiscal 2010. Changes in receivables between periods are primarily impacted by changes in sales volumes from period to period and timing of collections. Inventories increased $1,147 in the first six months of fiscal 2011 from the fourth fiscal quarter in 2010 compared to inventories remaining relatively flat in the first six months of fiscal 2010 when compared to the fourth fiscal quarter in 2009. The fiscal 2011 increase primarily relates to increasing inventory levels in line with anticipated sales volumes increases throughout fiscal 2011 as compared to fiscal 2010 and building inventories at our India facility ahead of the start of production at that facility. Accounts payable and accrued expenses decreased in the first six months of fiscal 2011 from the fourth quarter of fiscal 2010, primarily due to timing of payments on accounts payable, increased seasonal payments over the fourth fiscal quarter of 2010 and a reduction in our warranty provision of $392 related to payments to one customer for prior warranty claims. Accounts payable and accrued expenses increased in the first six months of fiscal 2010 from the fourth quarter of fiscal 2009, primarily due to increases in purchases of inventory in line with increased sales levels over those in the fourth quarter of fiscal 2009, increases in our warranty provision related to claims with one customer and the accrual of the Cuesta legal settlement, which was paid during the fourth quarter of fiscal 2010. These increases in accounts payable and accrued expenses were partially offset by reductions due to increased seasonal payments over the fourth fiscal quarter of 2009. Cash flows from operations for the six months of fiscal 2011 included payments to our pension plans of $614 compared to $142 for the first six months of fiscal 2010. We believe it is likely we will continue to generate positive cash from operations during fiscal 2011, however, depending on the continued uncertainty in the world-wide economic market, we could experience periods of negative cash flow from operations.

          Cash used in investing activities was $1,662 for the first six months of fiscal 2011 and $981 for the six months ended March 31, 2010 and was comprised primarily of purchases of equipment for both periods. We expect our cash use for investing activities to increase throughout fiscal year 2011 as we continue to make purchases of capital equipment. We currently anticipate spending approximately $4,000 in capital expenditures in fiscal 2011. This is a higher capital spending level than what we experienced last year as we have a number of new projects and we are expanding our test and development facilities to handle the increased activity. In addition, with the opening of our Pune, India manufacturing facility, we will incur higher than normal capital expenditures during the year.

          Cash generated from financing activities was $1,269 for the first six months of fiscal 2011 and $12 for the first six months of fiscal 2010. Cash generated for financing activities for the first six months of fiscal 2011 primarily relates to net borrowings on our revolving loan facility of $1,240 and proceeds from the exercise of stock options of $29. Cash generated from financing activities for the first six months of fiscal 2010 relates to proceeds from the exercise of stock options of $12. In the second quarter of fiscal 2011, the Company announced a quarterly dividend policy. The first dividend of $0.12 per common share under this new policy was declared in the second quarter and is payable on May 12, 2011 to stockholders of record on May 2, 2011. This policy is subject to review and adjustment by the Board of Directors and may be modified or cancelled at any time.

Contractual Obligations as of March 31, 2011

          At March 31, 2011, our contractual obligations consisted of operating lease obligations and a license agreement. We did not have any material letters of credit, or debt guarantees outstanding at March 31, 2011. Maturities of these contractual obligations consist of the following:

	Payments due by period

	Total	Less than 1 year	1 – 3 years	3 – 5 years

Operating lease obligations	$1,256	$666	$590	$—
MMT license - minimum
royalties	235	85	150	—

	$1,491	$751	$740	$—

          Certain liabilities, including those related to our pension and post-retirement benefit plans, are reported in the accompanying condensed consolidated balance sheets but are not reflected in the table above due to the absence of stated maturities. We have net obligations at March 31, 2011 related to our pension plans and post-retirement medical plan of $5,969 and $2,508, respectively. We funded $614 to our pension plans during the first six months of fiscal 2011 and $142 during the first six months of fiscal 2010. We expect to make payments to our pension plans of $429 throughout the rest of fiscal 2011.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

          Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and changes in the market value of investments.

Interest Rate Risk

          The Company has a revolving loan facility with U.S. Bank, which expires on June 30, 2012.

          As of March 31, 2011, there was an outstanding balance of $1,240 on the revolving loan. The Company does not believe a hypothetical 10% change in end of period interest rates or changes in future interest rates on these variable rate obligations would have a material effect on its financial position, results of operations, or cash flows. The Company has not hedged its exposure to interest rate fluctuations.

Foreign Currency Risk:

          We sell our products to customers in the heavy truck, transit bus and off-road equipment industries. For the first six months of fiscal 2011 and 2010, the Company had foreign sales of approximately 46% and 39% of net sales, respectively. All worldwide sales in the first six months of fiscal 2011 and 2010, with the exception of $1,540 and $1,325, respectively, were denominated in U.S. dollars. We have a manufacturing facility in Suzhou, China and sales offices in Shanghai, China and Munich, Germany and during fiscal 2010; we established a manufacturing facility in Pune, India. We purchase components internationally for use in both our products whose sales are denominated in U.S. dollars and other currencies. Although the Company is expanding its international exposure, it does not believe that changes in future exchange rates would have a material effect on its financial position, results of operations, or cash flows at this time. As a result, the Company has not entered into forward exchange or option contracts for transactions to hedge against foreign currency risk. The Company will continue to assess its foreign currency risk as its international operations, international purchases and sales increase.

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

          During the second quarter of fiscal 2011, we entered into a complete and final settlement agreement regarding a lawsuit brought by a former Chief Executive Officer of the Company. The total cost of the settlement was $250 and consisted of a cash payment of $200 and issuance of 4,613 shares of common stock. The stock was issued and payment was made during the third quarter of fiscal 2011.

Item 1A. Risk Factors

          There have been no significant changes in risk factors for the quarter ended March 31, 2011. See the information set forth in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010.

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

WILLIAMS CONTROLS, INC.

Date:	May 12, 2011	/s/ PATRICK W. CAVANAGH

Patrick W. Cavanagh
President and Chief Executive Officer

Date:	May 12, 2011	/s/ DENNIS E. BUNDAY

Dennis E. Bunday
Chief Financial Officer