Form 10-Q
period 2011-06-30
WILLIAMS CONTROLS INC
filed 2011-08-12
CIK 854860

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2011

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-18083

Williams Controls, Inc.

(Exact name of registrant as specified in its charter)

Delaware	84-1099587
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

14100 SW 72nd Avenue,
Portland, Oregon	97224
(Address of principal executive office)	(zip code)

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

Yes ☐  No ☒

The number of shares outstanding of the registrant's common stock as of July 31, 2011: 7,302,339

 Williams Controls, Inc.

June 30, 2011

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Williams Controls, Inc.

Condensed Consolidated Balance Sheets

(Dollars in thousands, except share and per share information)

(Unaudited)

	June 30, 2011	September 30, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$1,007	$3,016
Trade accounts receivable, net	10,578	8,854
Other accounts receivable	729	599
Inventories	10,637	7,512
Deferred income taxes	928	927
Prepaid expenses and other current assets	687	341
Total current assets	24,566	21,249

Property, plant and equipment, net	9,531	9,025
Deferred income taxes	3,365	3,493
Other assets, net	335	438
Total assets	$37,797	$34,205

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$5,822	$4,593
Accrued expenses	5,329	5,698
Revolving loan facility	882	—
Current portion of employee benefit obligations	212	212
Total current liabilities	12,245	10,503

Long-term Liabilities:
Employee benefit obligations	8,152	8,694
Other long-term liabilities	257	244

Commitments and contingencies

Stockholders’ Equity:
Preferred Stock ($.01 par value, 50,000,000 authorized) Series C (No shares were issued and outstanding at June 30, 2011 and September 30, 2010)	—	—
Common stock ($.01 par value, 12,500,000 authorized; 7,302,339 and 7,289,745 issued and outstanding at June 30, 2011 and September 30, 2010, respectively)	73	73
Additional paid-in capital	38,337	37,623
Accumulated deficit	(11,187)	(12,677)
Treasury stock (332,593 shares at June 30, 2011 and September 30, 2010)	(2,734)	(2,734)
Accumulated other comprehensive loss	(7,346)	(7,521)
Total stockholders’ equity	17,143	14,764
Total liabilities and stockholders’ equity	$37,797	$34,205

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

Williams Controls, Inc.

Condensed Consolidated Statements of Operations

(Dollars in thousands, except share and per share information)

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010
Net sales	$16,767	$13,764	$45,102	$38,122
Cost of sales	11,117	9,714	30,758	27,131
Gross profit	5,650	4,050	14,344	10,991
Operating expenses:
Research and development	1,300	1,191	3,622	3,406
Selling	704	695	2,080	2,115
Administration	1,412	1,224	5,034	4,020
Class action provision	—	—	—	775
Total operating expenses	3,416	3,110	10,736	10,316
Operating income	2,234	940	3,608	675

Other (income) expenses:
Interest income	(2)	(4)	(4)	(11)
Interest expense	25	4	51	13
Gain on sale of investments	—	(441)	—	(441)
Other (income) expense, net	28	9	69	(48)
Total other (income) expenses	51	(432)	116	(487)
Income before income taxes	2,183	1,372	3,492	1,162
Income tax expense	677	469	1,119	296
Net income	$1,506	$903	$2,373	$866
Net income per common share – basic	$0.21	$0.12	$0.33	$0.12
Weighted average shares used in per share calculation – basic	7,300,277	7,275,559	7,294,519	7,273,306
Net income per common share – diluted	$0.20	$0.12	$0.32	$0.12
Weighted average shares used in per share calculation – diluted	7,503,313	7,399,032	7,469,173	7,374,225

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

Williams Controls, Inc.

Condensed Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Nine Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net income	$2,373	$866
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,707	1,588
Deferred income taxes	134	(48)
Stock-based compensation	635	547
Gain on sale of investments	—	(441)
Changes in operating assets and liabilities
Receivables, net	(1,854)	(1,677)
Inventories	(3,125)	(981)
Prepaid expenses and other current assets	(346)	(203)
Accounts payable and accrued expenses	1,000	2,119
Other	(319)	(169)
Net cash provided by operating activities	205	1,601
Cash flows from investing activities:
Purchases of property, plant and equipment	(2,243)	(1,563)
Proceeds from sale of property, plant and equipment	—	23
Proceeds from sale of investments	—	511
Net cash used in investing activities	(2,243)	(1,029)
Cash flows from financing activities:
Borrowings on revolving loan facility	882	—
Cash dividend on common stock	(882)	—
Net proceeds from exercise of stock options	29	24
Net cash provided by financing activities	29	24
Net increase (decrease) in cash and cash equivalents	(2,009)	596
Cash and cash equivalents at beginning of period	3,016	9,245
Cash and cash equivalents at end of period	$1,007	$9,841
Supplemental disclosure of cash flow information:
Income taxes paid	$841	$283
Interest paid	$32	$—

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

 Williams Controls, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Three and nine months ended June 30, 2011and 2010

(Dollars in thousands, except share and per share amounts)

(Unaudited)

Note 1. Organization and Basis of Presentation

Williams Controls, Inc., including its wholly-owned subsidiaries as follows, are hereinafter referred to as the “Company,” “Registrant,” “we,” “our,” or “us.”

The Company’s active wholly-owned subsidiaries are: Williams Controls Industries, Inc.; Williams (Suzhou) Controls Co. Ltd.; Williams Controls Europe GmbH; and Williams Controls India Private Limited.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2010. The results of operations for the three and nine months ended June 30, 2011 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

Note 2. Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less. At June 30, 2011, approximately 8% of the Company’s cash and cash equivalents were held with one major financial institution in the United States with the remainder held in foreign banks or foreign currency denominated accounts. The Company maintains cash balances in bank accounts that normally exceed FDIC insured limits. As of June 30, 2011, cash and cash equivalents held in the United States did not exceed federally insured limits. The Company has not experienced any losses related to its cash concentration.

Note 3. Trade Accounts Receivable

Trade accounts receivable are presented net of an allowance for doubtful accounts of $186 and $150 at June 30, 2011and September 30, 2010, respectively. Activity related to the allowance for doubtful accounts for the nine months ended June 30, 2011 and the full year ended September 30, 2010 consisted of the following:

	June 30, 2011	September 30, 2010
Beginning balance	$150	$246
Charges to bad debt expense	56	69
Write-offs, recoveries and adjustments	(20)	(165)
Ending balance	$186	$150

Note 4. Inventories

Inventories consist of the following:

	June 30, 2011	September 30, 2010
Raw materials	$7,831	$5,767
Work in process	88	55
Finished goods	2,718	1,690
	$10,637	$7,512

Note 5. Accrued Expenses

Accrued expenses consist of the following:

	June 30, 2011	September 30, 2010
Environmental liability	$869	$900
Accrued product warranty	1,111	1,578
Accrued compensation and benefits	2,184	1,962
Income tax payable	668	522
Other	497	736
	$5,329	$5,698

For further discussion related to the Company’s environmental liability and product warranty liability, refer to Notes 13 and 6, respectively.

Note 6. Product Warranties

The Company establishes a product warranty liability based on a percentage of product sales. The liability is based on historical return rates of products and amounts for significant and specific warranty issues, and is included in accrued expenses in the accompanying condensed consolidated balance sheets. Warranty is limited to a specified time period, mileage or hours of use, and varies by product, application and customer. The Company has recorded a liability, which in the opinion of management, is adequate to cover such warranty costs. Warranty payments can vary significantly from year to year depending on the timing of the settlement of warranty claims with various customers. Following is a reconciliation of the changes in the Company’s warranty liability for the nine months ended June 30, 2011 and the year ended September 30, 2010.

	June 30, 2011	September 30, 2010
Beginning balance	$1,578	$751
Payments	(997)	(557)
Additional accruals	530	1,384
Ending balance	$1,111	$1,578

The increase in payments during the nine months ended June 30, 2011 primarily relates to the timing of payments of warranty claims related to one customer, which was accrued during fiscal 2010.

Note 7. Debt

In June 2010, the Company entered into a revolving loan facility with U.S. Bank, which matures on June 30, 2012. As of June 30, 2011, the Company’s balance on the U.S. revolving loan facility is $250. In January 2011, the Company became a guarantor for its subsidiary in India for a line of credit of up to $1,162, of which $632 was outstanding as of June 30, 2011. The line of credit of the Company’s India subsidiary expires on June 30, 2012. This guarantee reduces the Company’s borrowing capacity under the revolving loan with U.S. Bank by the same amount.

The revolving loan facility provides for $8,000 in borrowing capacity and is secured by substantially all the assets of the Company. Borrowings under the revolving loan facility are subject to a borrowing base equal to 75% of eligible accounts receivables and 50% of eligible inventories. Interest rates under the new agreement are based on the election of the Company of either a LIBOR rate or at Prime rate. Under the LIBOR rate option, the revolving loan facility will bear interest at the LIBOR rate plus 2.25% per annum for borrowings under the revolving loan facility. Fees under the loan agreement include an unused line fee of 0.15% per annum on the unused portion of the revolving loan facility. The Company is subject to a specific quarterly financial covenant under the revolving loan facility and as of June 30, 2011, the Company was in compliance with such covenant.

The Company had available under its revolving credit facility $6,571 at June 30, 2011.

Note 8. Comprehensive Income

The following table summarizes the components of comprehensive income:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010
Net income	$1,506	$903	$2,373	$866
Translation adjustment	98	8	175	8
Change in unrealized gain	—	(275)	—	(148)
Comprehensive income	$1,604	$636	$2,548	$726

Note 9. Earnings Per Share

Basic EPS is based on the weighted-average number of common shares outstanding during the period. Diluted EPS is based on the weighted-average number of common shares outstanding and the dilutive impact of common equivalent shares outstanding.

Following is a reconciliation of basic EPS and diluted EPS:

	Three Months Ended June 30, 2011			Three Months Ended June 30, 2010
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS –	$1,506	7,300,277	$0.21	$903	7,275,559	$0.12
Effect of dilutive securities –
Stock options & restricted stock	—	203,036		—	123,473
Diluted EPS –	$1,506	7,503,313	$0.20	$903	7,399,032	$0.12

	Nine Months Ended June 30, 2011			Nine Months Ended June 30, 2010
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS –	$2,373	7,294,519	$0.33	$866	7,273,306	$0.12
Effect of dilutive securities –
Stock options & restricted stock	—	174,654		—	100,919
Diluted EPS –	$2,373	7,469,173	$0.32	$866	7,374,225	$0.12

For the three and nine months ended June 30, 2011, the Company had options and restricted stock covering 188,956 and 215,956 shares that were not considered in the dilutive EPS calculation since they would have been antidilutive. For the three and nine months ended June 30, 2010, the Company had options covering 215,122 and 364,952 shares, respectively, that were not considered in the dilutive EPS calculation because they would have been antidilutive.

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

As of June 30, 2011, the Company had cash and cash equivalents of $1,007 that were measured based on a level 1 fair value basis. There were no assets and liabilities measured at fair value on a nonrecurring basis as of June 30, 2011.

Note 11. Employee Benefit Plans

Pension Plans

Disclosures regarding the components of net periodic benefit cost and contributions of pension plans are required for interim financial statement purposes and are included below:

Components of Net Periodic Benefit Cost:
	Salaried Employees Plan
	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010
Interest cost	$66	$70	$198	$210
Expected return on plan assets	(51)	(55)	(153)	(165)
Amortization of loss	34	33	102	99
Net periodic benefit cost	$49	$48	$147	$144

	Hourly Employees Plan
	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010
Service cost	$13	$12	$39	$36
Interest cost	120	122	360	366
Expected return on plan assets	(81)	(87)	(243)	(261)
Amortization of prior service cost	3	3	9	9
Amortization of loss	50	45	150	135
Net periodic benefit cost	$105	$95	$315	$285

During the nine months ended June 30, 2011 and 2010, the Company contributed $828 and $425, respectively, to the pension plans. The Company expects total contributions to its pension plans for the remainder of fiscal 2011 to be $214.

Post Retirement Medical Plan

Disclosures regarding the components of net periodic benefit cost and contributions of the Company’s post-retirement medical plan are required for interim financial statements and are included below. The Company did not make any contributions to the post-retirement plan for the nine months ended June 30, 2011 and 2010.

Components of Net Periodic Benefit Cost:
	Post-Retirement Plan
	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010
Interest cost	$31	$37	$93	$111
Amortization	(27)	(25)	(81)	(75)
Net periodic benefit cost	$4	$12	$12	$36

Note 12. Income Taxes

The Company’s unrecognized tax benefits remained unchanged from last year’s fiscal year end during the nine months ended June 30, 2011.

The Company’s subsidiary in China is entitled to a five-year tax holiday, pursuant to which it was exempted from paying the enterprise income tax for calendar year 2007, the year in which it first had positive earnings, and calendar year 2008. Additionally, the Company is eligible for reduced enterprise income tax rates of 10%, 11% and 12% for the calendar years 2009, 2010 and 2011, respectively. The income tax benefit of the tax holiday for the nine months ended June 30, 2011 and June 30, 2010 were $221 and $125, respectively. The per share effect of the tax holiday on a fully diluted basis for the same periods were $0.03 and $0.02, respectively.

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

The soil and groundwater at the Company’s Portland, Oregon facility contains certain contaminants, which were deposited from approximately 1968 through 1995. Some of this contamination has migrated offsite to neighboring properties. The Company has retained an environmental consulting firm to investigate the extent of the contamination and to determine what remediation will be required and the associated costs. During fiscal 2004, the Company entered into the Oregon Department of Environmental Quality’s voluntary clean-up program. As of June 30, 2011, the total liability recorded is $869 and is recorded in accrued expenses in the accompanying condensed consolidated balance sheet.

During the second quarter of fiscal 2011, the Company entered into a complete and final settlement agreement regarding a lawsuit brought by a former Chief Executive Officer of the Company. The overall settlement included issuance of 4,613 shares of common stock. The stock was issued and a cash payment was made during the third quarter of fiscal 2011. The impact of this settlement on the fiscal 2011 condensed consolidated statement of operations is approximately $100.

Note 14. Share Based Compensation

The Company currently has two qualified stock plans: the 2010 Restated Stock Option Plan (the "Employee Plan") and the 2010 Restated Formula Stock Option Plan for non-employee Directors (the “Formula Plan”). Under the terms of the Employee Plan, the Company may grant incentive stock options, non-qualified options, both of which must have an exercise price of not less than the fair market value on the date of grant, or restricted stock. Under the terms of the Formula plan, non-employee directors are each automatically granted 1,666 options at a price equal to the market value on the date of grant, which is the date of the Annual Meeting of Stockholders each year.

Stock Options

Information regarding outstanding stock options as of June 30, 2011 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at September 30, 2010	874,777	$9.17	6.5 years	$1,342
Granted	9,996	11.11
Exercised	(11,181)	8.51
Cancelled/Forfeited	(36,342)	12.66
Outstanding at June 30, 2011	837,250	$9.05	5.7 years	$2,853

Exercisable at June 30, 2011	580,567	$8.61	4.6 years	$2,249

The aggregate intrinsic value in the table above represents pre-tax intrinsic value that would have been realized if all options had been exercised on the last business day of the period indicated, based on the Company’s closing stock price on that day. The aggregate intrinsic value of options outstanding and options exercisable at June 30, 2010 was $1,312 and $1,144, respectively. The intrinsic value of all stock options exercised during the nine months ended June 30, 2011 was $32 and the cash received from these exercises was $29. The intrinsic value of all stock options exercised during the nine months ended June 30, 2010 was $19. Cash received from the exercise of stock options for the nine months ended June 30, 2010 was $24.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants issued during the three and nine months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011 (1)	2010	2011	2010
Expected term	—	6.5 years	7.4 years	6.5 years
Expected volatility	—	43%	45%	46%
Risk-free interest rate	—	2.51%	2.91%	2.85%
Expected dividend yield	—	0%	4.32%	0%
Estimated average fair value per option granted	—	$4.04	$3.48	$4.10

(1)     There were no stock options granted during the three months ended June 30, 2011.

Restricted Stock

Information regarding outstanding restricted stock awards as of June 30, 2011 is as follows:

	Shares	Weighted Average Grant Date Fair Value

Outstanding at September 30, 2010	—	$—
Granted	60,400	11.10
Outstanding at June 30, 2011	60,400	$11.10

Vested at June 30, 2011	—	$—

During the nine months ended June 30, 2011, the Company issued 60,400 restricted shares to employees under the Employee Plan. These restricted shares vest over a four year period from the date of grant. No restricted stock was issued during the nine months ended June 30, 2010.

Expense Information

The Company’s share-based compensation expenses were recorded in the following expense categories for the three and nine months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010
Cost of sales	$29	$45	$163	$102
Research and development	29	38	91	88
Selling	27	29	71	62
Administration	129	141	310	295
Total share-based compensation expense	$214	$253	$635	$547

Total share-based compensation expense (net of tax)	$184	$236	$557	$501

As of June 30, 2011, there was $1,069 of total unrecognized compensation costs related to non-vested stock options and $538 related to non-vested restricted stock. The unrecognized compensation costs are expected to be recognized over a weighted average period of 2.5 years for non-vested stock options and 3.6 years for non-vested restricted stock.

In the third quarter of fiscal 2011, the Company elected to pay 7% of Patrick W. Cavanagh’s, President and Chief Executive Officer, fiscal 2011 salary in common stock of the Company and issued 1,783 shares of restricted common stock at $11.77 per share.  Also during the third quarter of fiscal 2011, the Company paid $5 of Dennis E. Bunday’s, Executive Vice President and Chief Financial Officer, and $3 of Mark S. Koenen’s, Vice President of Sales and Marketing, salary in common stock of the Company and issued 424 and 254 shares, respectively, of restricted common stock at $11.77 per share. In the third quarter of fiscal 2010, the Company elected to pay 7% of Mr. Cavanagh’s fiscal 2010 salary in common stock of the Company and issued 2,196 shares of restricted common stock at $8.92 per share.  Also during the third quarter of fiscal 2010, the Company paid $5 of Mr. Bunday’s and $3 of Mr. Koenen’s salary in common stock of the Company and issued 560 and 336 shares, respectively, of restricted common stock at $8.92 per share.

Note 15. Enterprise-wide Information

During the three and nine months ended June 30, 2011 and 2010, the Company operated in two geographic reportable regions as shown in the table below.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010
Revenue – External Customers:
United States	$15,523	$12,748	$42,318	$35,781
China	1,135	1,016	2,675	2,341
Other	109	—	109	—
	$16,767	$13,764	$45,102	$38,122
Revenue – Intersegments:
United States	$285	$434	$726	$939
China	4,529	3,399	12,001	8,699
Other	118	178	379	576
Eliminations	(4,932)	(4,011)	(13,106)	(10,214)
	$—	$—	$—	$—
Income before income taxes:
United States	$1,611	$1,050	$2,134	$283
China	777	340	1,882	889
Other	(205)	(18)	(524)	(10)
	$2,183	$1,372	$3,492	$1,162
11

Williams Controls, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in thousands, except share and per share amounts)

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include all statements other than those that expressly connote an assertion of historical fact. Among others, this report includes forward looking statements that describe our plans and intentions regarding future courses of action and the possible outcomes of those intentions, and that set forth our expectations regarding our prospective financial condition, results of operations, and cash flows. Forward-looking statements can sometimes be identified by the use of forward-looking terminology, such as “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “continue,” “plans,” and “intends.” Although we believe that the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are subject to risks and uncertainties that could cause us to deviate from our current plans, and could cause our actual results to differ materially from those indicated by the forward-looking statements. Some of the known factors that could cause us to deviate from current plans or could cause our results to fall short of expectations include: our ability to maintain positive relationships with key customers; the concentration of our sales revenues among a limited number of large customers; our status as a component manufacturer and the resulting impact on our revenues of demand for vehicles and equipment in which our products are installed; the effect of products liability lawsuits that directly affect us and that indirectly impact us because of their effect on the automotive and equipment industries generally; the impact of foreign currency exchange rates on our gross income; the impact of federal monetary and trade policies that impact the market for our products; our ability to comply with U.S. and foreign laws applicable to our overseas operations; and the status of our relationships with our employees and organized labor force. These risks and uncertainties are beyond our control and, in many cases; we cannot predict the risks and uncertainties that could cause our actual results to differ materially from those indicated by the forward-looking statements. Some of the factors that may cause our actual results in future periods to differ materially from those currently expected or desired because of a number of risks and uncertainties include, but are not limited to, those risks discussed in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010.

The forward-looking statements are made as of the date hereof, and, except as otherwise required by law, we cannot undertake to update or revise these statements.

Overview

We design, manufacture and sell electronic throttle controls, pneumatic controls and electronic sensors for heavy trucks, transit buses and off-road equipment. Electronic throttle controls send a signal proportional to throttle position to adjust the speed of electronically controlled engines. The use of electronically controlled engines is influenced primarily by emissions regulations, because these engines generally produce lower emissions. The original applications of electronic engines and electronic throttle controls were in heavy trucks and transit busses in the United States and Europe in the late 1980’s. As a result of the continuing implementation of more stringent emissions standards worldwide, demand for electronically controlled engines and electronic throttle control systems is expanding both geographically and into lower horsepower engines. China, India and Russia are implementing more stringent emissions standards for heavy trucks and transit busses, which we believe will increase the penetration of electronic throttle controls worldwide. Additionally, countries around the world have adopted emissions regulations that we expect will continue to increase the use of electronic throttle controls in off-road equipment. We also produce pneumatic controls and electronic hand controls, which are generally sold to the same customer base as our electronic throttle controls. These pneumatic products are used for vehicle control system applications such as power take-off’s, or PTO’s, and air-control applications. We believe that the demand for our products will be driven primarily by emissions legislation and treaties, and by the economic cycles for heavy trucks, transit buses and off-road equipment.

As we move forward into the remainder of fiscal 2011 and beyond, we plan to continue to work closely with our existing and potential customers to design and develop new products and adapt existing products to new applications, and to improve the performance, reliability and cost-effectiveness of our products.

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

There has been no recent accounting pronouncements expected to have a material impact on the Company’s financial condition, results of operations or cash flows.

Results of Operations

Financial Summary

(Dollars in Thousands)

	Three Months Ended June 30,			Nine Months Ended June 30,
	2011	2010	Percent Change	2011	2010	Percent Change
Net sales	$16,767	$13,764	21.8%	$45,102	$38,122	18.3%
Cost of sales	11,117	9,714	14.4%	30,758	27,131	13.4%
Gross profit	5,650	4,050	39.5%	14,344	10,991	30.5%
Research and development	1,300	1,191	9.2%	3,622	3,406	6.3%
Selling	704	695	1.3%	2,080	2,115	(1.7)%
Administration	1,412	1,224	15.4%	5,034	4,020	25.2%
Class action provision	—	—	NM	—	775	NM

Operating income	$2,234	$940	137.7%	$3,608	$675	434.5%

As a percentage of net sales:
Cost of sales	66.3%	70.6%		68.2%	71.2%
Gross margin	33.7%	29.4%		31.8%	28.8%
Research and development	7.8%	8.7%		8.0%	8.9%
Selling	4.2%	5.0%		4.6%	5.5%
Administration	8.4%	8.9%		11.2%	10.5%
Class action provision	—	—		—	2.0%
Operating income	13.3%	6.8%		8.0%	1.8%

NM = Not Meaningful

Net sales increased to $16,767 for the third quarter of fiscal 2011, up 21.8% compared to the third quarter of fiscal 2010 and up 13.4% compared to the second quarter of fiscal 2011. Although we have continued to see improvement from our low point in the third fiscal quarter of 2009, the heavy truck industry is still below levels prior to the economic downturn, and as a result, our first nine months annualized sales run rate was approximately 9% below fiscal 2008 sales levels. While we continue to closely monitor all of our costs, we remain committed to spending on new product development and technology for existing and new customers.

Comparative – Three months ended June 30, 2011 and 2010

			Percent Change
For the Three Months Ended June 30:	2011	2010	2010 to 2011
Net sales	$16,767	$13,764	21.8%

Net sales increased $3,003 in the third quarter of fiscal 2011 compared to the third quarter of fiscal 2010. The increase in sales results from volume increases in all of our markets worldwide. NAFTA truck sales increased 49% when compared to the third quarter of fiscal 2010 due to continued improvements in the economic environment and freight hauling industry. European truck sales increased 71% over the prior year third quarter primarily due to our European customers continuing to increase their heavy truck and off-road build rates. In addition, our European sales were relatively low during the much of fiscal 2010 as these customers were working through high inventory levels from fiscal 2009. Asian truck sales increased 21% over the prior year quarter and sales to Asian off-road customers increased 42% when compared to the third quarter of fiscal 2010. Worldwide off-road sales increased 23% for the quarter ended June 30, 2011; however, sales related to specific military applications declined approximately 40% during the third quarter of fiscal 2011 as compared to the prior year second quarter as two prominent military programs have been completed and one replacement program has yet to be started.

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

			Percent Change
For the Three Months Ended June 30:	2011	2010	2010 to 2011
Cost of sales	$11,117	$9,714	14.4%

Cost of sales include raw materials, freight and duties, warranty, wages and benefits, depreciation and amortization, production utilities, shipping and production supplies, repairs and maintenance, production facility property insurance, and other production overhead. As a percent of sales, cost of sales decreased primarily due to higher sales volumes to distribute fixed overhead costs. Although sales volumes increased, freight and duty costs decreased slightly on a quarter over quarter basis. Purchased component costs were lower for certain components in the third quarter of fiscal 2011 as production volumes continue to increase for recently introduced new products. Warranty costs decreased slightly quarter over quarter. As sales volumes continue to improve from the lows experienced in fiscal 2009, we are selectively adding to our manufacturing support staff to accommodate the higher volumes. This decision resulted in overhead wage expenses increasing $80 in the third quarter of fiscal 2011 as compared to the third quarter of fiscal 2010. In addition, the third quarter of fiscal 2011 included a full quarter’s costs associated with our India manufacturing facility, which was opened late in the third quarter of fiscal 2010.

			Percent Change
For the Three Months Ended June 30:	2011	2010	2010 to 2011
Gross profit	$5,650	$4,050	39.5%

Gross profit was $5,650, or 33.7% of net sales in the third quarter of fiscal 2011, an increase of $1,600 compared to the gross profit of $4,050, or 29.4% of net sales, in the comparable fiscal 2010 period.

The increase in gross profit in the third quarter of fiscal 2011 is primarily driven by the 22% net increase in sales of electronic throttle systems to our heavy truck, bus and off-road customers. When comparing the third quarter of fiscal 2011 with the comparable period in fiscal 2010, manufacturing overhead costs increased in actual dollar value, however, were improved as a percent of sales.

			Percent Change
For the Three Months Ended June 30:	2011	2010	2010 to 2011
Research and development	$1,300	$1,191	9.2%

Research and development expenses increased $109 when compared to the comparable period in fiscal 2010. The Company’s research and development expenditures generally will fluctuate based on the programs and products under development at any given point in time and that fluctuation often does not necessarily coincide with sales cycles. Research and development expenses have increased as we continue to have a record number of engineering projects under development and to meet the higher demand; we have added additional engineers who are working on customer specific projects. Overall, we expect research and development expenses to increase slightly over fiscal 2010 levels due to continued efforts to design new products.

			Percent Change
For the Three Months Ended June 30:	2011	2010	2010 to 2011
Selling	$704	$695	1.3%

Selling expenses were essentially unchanged when compared to the comparable period in fiscal 2010. Increased sales volumes during the quarter resulted in increased sales commissions; however, these increases were mostly offset by temporary decreases in wage expenses in our European sales office.

			Percent Change
For the Three Months Ended June 30:	2011	2010	2010 to 2011
Administration	$1,412	$1,224	15.4%

Administration expenses increased $188 for the third quarter of fiscal 2011 when compared to the third quarter of fiscal 2010. As sales volumes continue to improve, we are filling positions left vacant during the economic downturn experienced in late 2009 through 2010 resulting in administration wage related expenses increasing $80 in the third quarter of fiscal 2011 as compared to the third quarter of fiscal 2010. In addition, administration expenses increased in the third quarter of fiscal 2011 due to costs associated with our India facility which was opened during the third quarter of fiscal 2010.

			Percent Change
For the Three Months Ended June 30:	2011	2010	2010 to 2011
Gain on sale of investments	$—	$441	NM

During the third quarter of fiscal 2010, the Company sold its short-term investments and recorded a $441 gain related to the sale. The majority of the shares sold related to the Company’s investment in Dana as part of the previously disclosed environmental settlement.

			Percent Change
For the Three Months Ended June 30:	2011	2010	2010 to 2011
Income tax expense	$677	$469	44.3%

Income tax expense reflects an effective tax rate of 31.0% for the quarter ended June 30, 2011 compared to an effective tax rate of 34.2% for the quarter ended June 30, 2010.  The effective tax rate fluctuations are primarily due to the jurisdictions in which pretax income is being earned and income tax rate differences between the domestic and foreign jurisdictions.

Income tax expense was positively affected $122 and negatively affected $77, respectively, as a result of a tax holiday in the People’s Republic of China during the three months ended June 30, 2011 and June 30, 2010.

Comparative – Nine Months ended June 30, 2011 and 2010

			Percent Change
For the Nine Months Ended June 30:	2011	2010	2010 to 2011
Net sales	$45,102	$38,122	18.3%

Net sales increased $6,980 in the first nine months of fiscal 2011 compared to the first nine months of fiscal 2010. The increase in sales results from volume increases in essentially all of the Company’s principal markets. Each market benefitted from the general increase in the condition of the global economy.

Net sales to NAFTA truck customers increased 33% when compared to the first nine months of fiscal 2010 primarily due to general improvements in the economic environment and freight hauling industry. Various industry forecasts indicate that truck sales volumes in NAFTA may continue to increase due to the economic recovery and the overall advanced age of the NAFTA truck fleet. European truck sales were up 76% over the same period in fiscal 2010 due to our European customers increasing their heavy truck build rates. In addition, European truck sales were low during the first nine months of fiscal 2010 as these customers were working through the build up of inventory levels experienced in fiscal 2009. Overall net sales to customers in Asia increased 25% over the prior year period primarily due to increased sales volumes of heavy trucks and off-road vehicles. Asian off-road sales volumes increased 45%, primarily in China where adoption of more stringent emissions standards has mandated the inclusion of electronic throttle controls on new vehicles, thus allowing us to expand our customer base in this market. Lastly, worldwide off-road sales were up 16% for the first nine months ended June 30, 2011. The largest impact of this increase in off-road sales was seen in the Asian and European markets, whereas in the NAFTA off-road market, sales related to specific military applications decreased approximately 45% as two prominent military programs have been completed and one replacement program has yet to be started.

			Percent Change
For the Nine Months Ended June 30:	2011	2010	2010 to 2011
Cost of sales	$30,758	$27,131	13.4%

Cost of sales include raw materials, freight and duties, warranty, wages and benefits, depreciation and amortization, production utilities, shipping and production supplies, repairs and maintenance, production facility property insurance, and other production overhead. As a percent of sales, cost of sales decreased primarily due to higher sales volumes to distribute fixed overhead costs. Although sales volumes increased, freight and duty costs decreased slightly between periods. Purchase component costs were lower for certain components in the first nine months of fiscal 2011 and production volumes continue to increase for recently introduced new products. Warranty costs decreased $417 when comparing the first nine months of fiscal 2011 and 2010, as the first nine months of fiscal 2010 included higher warranty costs related to warranty claims with one customer. As sales volumes continue to improve from the lows experienced in fiscal 2009, we are selectively adding to our manufacturing support staff to accommodate the higher volumes resulting in overhead wage and benefit expenses increasing $366 in the first nine months of fiscal 2011 as compared to the first nine months of fiscal 2010. In addition, the first nine months of fiscal 2011 included costs associated with our India manufacturing facility, which was opened during the third quarter of fiscal 2010.

			Percent Change
For the Nine Months Ended June 30:	2011	2010	2010 to 2011
Gross profit	$14,344	$10,991	30.5%

Gross profit was $14,344, or 31.8% of net sales in the first nine months of 2011, an increase of $3,353 compared to gross profit of $10,991, or 28.8% of net sales, in the comparable fiscal 2010 period.

The increase in gross profit in the first nine months of fiscal 2010 is primarily driven by the 18% net increase in sales of electronic throttle systems to our heavy truck, bus and off-road customers. When comparing the first nine months of fiscal 2011 with the comparable period in fiscal 2010, manufacturing overhead costs increased in actual dollar value, however, were improved as a percent of sales.

			Percent Change
For the Nine Months Ended June 30:	2011	2010	2010 to 2011
Research and development	$3,622	$3,406	6.3%

Research and development expenses increased $216 during the first nine months of fiscal 2011 when compared to the first nine months of fiscal 2010. The Company’s research and development expenditures will fluctuate based on the products under development at any given point in time and that fluctuation often does not necessarily coincide with sales cycles. Research and development expenses have increased as we continue to have a record number of engineering projects under development and to meet the higher demand; we have added additional engineers who are working on customer specific projects. In addition, as part of the overall increase in projects under development, a result has been an increase in samples expenses. Overall, we expect research and development expenses to increase slightly over fiscal 2010 levels due to additional new product design projects.

			Percent Change
For the Nine Months Ended June 30:	2011	2010	2010 to 2011
Selling	$2,080	$2,115	(1.7)%

Selling expenses decreased $35 during the nine months ended June 30, 2011 as compared with the nine months ended June 30, 2010 mainly due to temporary reductions in wage expenses in our European sales office, which were partially offset by increases in sales commissions from the higher sales volumes and increases in wage related expenses in our other sales offices.

			Percent Change
For the Nine Months Ended June 30:	2011	2010	2010 to 2011
Administration	$5,034	$4,020	25.2%

Administration expenses for the first nine months of fiscal 2011 increased $1,014 when compared with the same period in fiscal 2010. In the first nine months of fiscal 2011, administration expenses included $349 related to a potential acquisition that the Company considered but ultimately decided to terminate during due diligence, as well as costs associated with our India facility which was opened during the third quarter of fiscal 2010. As sales volumes continue to improve, we are filling positions left vacant during the economic downturn experienced in late 2009 through 2010 resulting in administration wage expenses increasing $281 in the first nine months of fiscal 2011 as compared to the same period in fiscal 2010. Administration expenses in the first nine months of fiscal 2011 include $230 in legal fees associated with settlement of an old outstanding claim against the Company by a former employee, whereas the first nine months of fiscal 2010 includes $421 in legal fees associated with the Cuesta class action lawsuit, which was settled in the fourth quarter of fiscal 2010.

			Percent Change
For the Nine Months Ended June 30:	2011	2010	2010 to 2011
Class action provision	$—	$775	NM

During the second quarter of fiscal 2010, the Company recorded a $775 liability, which represented the agreed upon amount for the Company per the settlement agreement related to the Cuesta class action lawsuit. During the fourth quarter of fiscal 2010, the $775 was paid for full settlement and release of any future obligations related to this lawsuit.

			Percent Change
For the Nine Months Ended June 30:	2011	2010	2010 to 2011
Gain on sale of investments	$—	$441	NM

During the third quarter of fiscal 2010, the Company sold its short-term investments and recorded a $441 gain related to the sale. The majority of the shares sold related to the Company’s investment in Dana as part of the previously disclosed environmental settlement.

			Percent Change
For the Nine Months Ended June 30:	2011	2010	2010 to 2011
Other (income) expense	$69	$(48)	243.8%

Other expense was $69 in the first nine months of fiscal 2011, compared to other income of $48 in the first nine months of fiscal 2010. Other expense in the first nine months of fiscal 2011 primarily consisted of foreign currency losses due to changes in exchange rates. Other income in the first nine months of fiscal 2010 consisted of a $70 gain from the extinguishment of old outstanding accounts payable balances of various insolvent subsidiaries.

			Percent Change
For the Nine Months Ended June 30:	2011	2010	2010 to 2011
Income tax expense	$1,119	$296	278.0%

Tax expense reflects an effective tax rate of 32.0% for the first nine months of fiscal 2011 compared to an effective tax rate of 25.5% for the comparable period in fiscal 2010. The effective tax rate fluctuations are primarily due to the jurisdictions in which pretax income (loss) is being earned and income tax rate differences between the domestic and foreign jurisdictions. The lower tax rate in 2010 as compared to 2011 is primarily due to a discrete tax benefit recognized during the nine months ended June 30, 2010 associated with the class action lawsuit, partially offset by the recognition of a valuation allowance against the Company’s Indian subsidiary’s deferred tax assets during the nine months ended June 30, 2011, that the Company determined did not meet the more-likely-than-not recognition threshold.

The income tax expense was positively affected by $221 and $125 as a result of a tax holiday in the People’s Republic of China during the nine months ended June 30, 2011 and June 30, 2010, respectively.

Financial Condition, Liquidity and Capital Resources

At June 30, 2011, we had cash and cash equivalents of $1,007. During the third quarter of fiscal 2010 we entered into a revolving loan facility with U.S. Bank and as of June 30, 2011 we had $6,571 available under such revolving loan facility. Although no assurances can be given, we believe that our $1,007 in cash plus available borrowings under our revolving loan facility will be adequate to sustain the Company throughout the remainder of the fiscal year.

During the first nine months of fiscal 2011, operating activities generated cash of $205 compared $1,601 in the first nine months of fiscal 2010. Net income plus non cash charges for depreciation and stock based compensation contributed $4,715 in the first nine months of fiscal 2011 compared to $3,001 in the first nine months of fiscal 2010.

Changes in working capital items used cash of $4,644 in the first nine months of fiscal 2011 compared to a cash use of $911 in the first nine months of fiscal 2010. Changes in receivables for the first nine months of fiscal 2011 was a use of cash of $1,854 compared to a use of cash of $1,677 for the first nine months of fiscal 2010. Changes in receivables between periods are primarily impacted by changes in sales volumes from period to period and timing of collections. Inventories increased $3,125 in the first nine months of fiscal 2011 from the fourth fiscal quarter in 2010 compared to inventories increasing $981 in the first nine months of fiscal 2010 when compared to the fourth fiscal quarter in 2009. The fiscal 2011 increase primarily relates to increasing inventory levels in line with anticipated sales volumes increases throughout fiscal 2011 as compared to fiscal 2010 and building inventories at our India facility ahead of the start of production at that facility. Additionally, during fiscal 2011 the Company has purchased additional safety stock on certain components to ensure customer deliveries in the event of rapid increases in orders from customers. Accounts payable and accrued expenses increased in the first nine months of fiscal 2011 from the fourth quarter of fiscal 2010, primarily due to timing of payments on accounts payable, increases in purchases of inventory and supplies to remain in line with the increase in sales volumes and a reduction in our warranty provision of $392 related to payments to one customer for prior warranty claims. Accounts payable and accrued expenses increased in the first nine months of fiscal 2010 from the fourth quarter of fiscal 2009, primarily due to increases in purchases of inventory in line with increased sales levels over those in the fourth quarter of fiscal 2009, increases in our warranty provision related to claims with one customer and the accrual of the Cuesta legal settlement, which was paid during the fourth quarter of fiscal 2010. Cash flows from operations for the nine months of fiscal 2011 included payments to our pension plans of $828 compared to $425 for the first nine months of fiscal 2010. We believe it is likely we will continue to generate positive cash from operations during fiscal 2011, however, depending on the continued uncertainty in the world-wide economic market, we could experience periods of negative cash flow from operations.

Cash used in investing activities was $2,243 for the first nine months of fiscal 2011 and $1,029 for the nine months ended June 30, 2010 and was comprised primarily of purchases of equipment for both periods. Cash flows from investing activities for the quarter ended June 30, 2010 also included $511 in proceeds related to the sale of investments. We expect our cash use for investing activities to increase throughout fiscal year 2011 as we continue to make purchases of capital equipment. We currently anticipate spending approximately $3,000 in capital expenditures in fiscal 2011. This is a higher capital spending level than what we experienced in the last few years, as we have a number of new projects and we are expanding our test and development facilities to handle the increased activity. In addition, with the opening of our Pune, India manufacturing facility, we have incurred higher than normal capital expenditures during fiscal 2011.

Cash generated from financing activities was $29 for the first nine months of fiscal 2011 and $24 for the first nine months of fiscal 2010. Cash generated for financing activities for the first nine months of fiscal 2011 primarily relates to net borrowings on our revolving loan facility of $882 and proceeds from the exercise of stock options of $29 substantially offset by payment of dividends on common stock of $882 related to the announced cash dividend of $0.12 per share on the Company’s outstanding common shares to stockholders of record as of May 2, 2011. Cash generated from financing activities for the first nine months of fiscal 2010 relates to proceeds from the exercise of stock options of $24.

Contractual Obligations as of June 30, 2011

At June 30, 2011, our contractual obligations consisted of operating lease obligations, a license agreement and a revolving loan facility. We did not have any material letters of credit, or debt guarantees outstanding at June 30, 2011. Maturities of these contractual obligations consist of the following:

	Payments due by period
	Total	Less than 1 year	1 – 3 years
Operating lease obligations	$1,078	$772	$306
MMT license - minimum royalties	235	85	150
Revolving loan facility	882	882	—
	$2,195	$1,739	$456

Certain liabilities, including those related to our pension and post-retirement benefit plans, are reported in the accompanying condensed consolidated balance sheets but are not reflected in the table above due to the absence of stated maturities. We have net obligations at June 30, 2011 related to our pension plans and post-retirement medical plan of $5,908 and $2,456, respectively. We funded $828 to our pension plans during the first nine months of fiscal 2011 and $425 during the first nine months of fiscal 2010. We expect to make payments to our pension plans of $214 throughout the rest of fiscal 2011.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and changes in the market value of investments.

Interest Rate Risk

The Company has a revolving loan facility with U.S. Bank, which expires on June 30, 2012.

As of June 30, 2011, there was an outstanding balance of $882 on the revolving loan. The Company does not believe a hypothetical 10% change in end of period interest rates or changes in future interest rates on these variable rate obligations would have a material effect on its financial position, results of operations, or cash flows. The Company has not hedged its exposure to interest rate fluctuations.

Foreign Currency Risk:

We sell our products to customers in the heavy truck, transit bus and off-road equipment industries. For the first nine months of fiscal 2011 and 2010, the Company had foreign sales of approximately 45% and 40% of net sales, respectively. All worldwide sales in the first nine months of fiscal 2011 and 2010, with the exception of $2,675 and $2,341, respectively, were denominated in U.S. dollars. We have a manufacturing facility in Suzhou, China and sales offices in Shanghai, China and Munich, Germany and during fiscal 2010 we established a manufacturing facility in Pune, India. We purchase components internationally for use in both our products whose sales are denominated in U.S. dollars and other currencies. Although the Company is expanding its international exposure, it does not believe that changes in future exchange rates would have a material effect on its financial position, results of operations, or cash flows at this time. As a result, the Company has not entered into forward exchange or option contracts for transactions to hedge against foreign currency risk. The Company will continue to assess its foreign currency risk as its international operations, international purchases and sales increase.

Investment Risk:

The Company generally does not use derivative financial or commodity instruments. The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable and long-term obligations. The Company’s cash and cash equivalents, accounts receivable and accounts payable balances are short-term in nature, and, thus, the Company believes they are not exposed to material investment risk.

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

Item 1A. Risk Factors

There have been no significant changes in risk factors for the quarter ended June 30, 2011. See the information set forth in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010.

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

WILLIAMS CONTROLS, INC.

Date: August 12, 2011	/s/ PATRICK W. CAVANAGH
Patrick W. Cavanagh
President and Chief Executive Officer

Date: August 12, 2011	/s/ DENNIS E. BUNDAY
Dennis E. Bunday
Chief Financial Officer

