Form 10-K
period 2011-09-30
WILLIAMS CONTROLS INC
filed 2011-12-20
CIK 854860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________________

FORM 10-K

(Mark One)
[ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    Yes [   ] No [ X ]

The aggregate market value of voting common shares (based upon the closing price of the shares as reported on the NASDAQ Global Market) of Williams Controls, Inc. held by non-affiliates was approximately $43,312,221 as of March 31, 2011.

As of December 1, 2011, there were 7,302,339 shares of Common Stock outstanding.

Documents Incorporated by Reference

The Registrant has incorporated by reference into Part III of this Form 10-K portions of its
Proxy Statement for the Annual Meeting of Stockholders to be held February 21, 2012.

Williams Controls, Inc.

Index to 2011 Form 10-K

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

General

     We primarily design, manufacture and sell electronic throttle controls, pneumatic controls, and electronic sensors for heavy trucks, transit buses, off-road equipment and military applications. Electronic throttle controls send a signal proportional to throttle position to adjust the speed of electronically controlled engines. The use of electronically controlled engines is influenced primarily by emissions regulations, because these engines generally produce lower emissions. The original applications of electronic engines and electronic throttle controls were in heavy trucks and transit buses in the United States and Europe in the late 1980’s. As a result of the continuing implementation of more stringent emissions standards worldwide, demand for electronically controlled engines and electronic throttle control systems is expanding both geographically and into lower horsepower engines. China, India and Russia are implementing more stringent emissions standards for heavy trucks, transit buses and light commercial vehicles, which we believe will increase the penetration of electronic throttle controls worldwide. Additionally, countries around the world have adopted emissions regulations that we expect will continue to increase the use of electronic throttle controls in off-road equipment.

     We also produce a line of pneumatic control products, which are generally sold to the same customer base as our electronic throttle controls. These pneumatic products are used for vehicle control system applications such as power take-offs, or PTOs, and air-control applications.

     Electronic sensors are a significant component of our electronic throttle controls. We use various sensing technologies interchangeably. In addition to internal use, we also sell sensors as separate product lines. As part of a portion of our sensor strategy, we have a license to use certain sensor technology from Moving Magnet Technology S.A. Since 2007, the majority of our sensors have been produced internally.

     We also design and manufacture a line of adjustable foot pedals and arm rests. Adjustable foot pedals are devices that move the throttle, brake and, if applicable, the clutch pedal, closer or further away from the vehicle driver to compensate for driver heights. We have a licensing agreement for an adjustable pedal technology, which allows us to sell adjustable pedals in the medium and heavy truck and transit bus markets. We have recently developed a line of joysticks and have begun marketing those primarily to the off-road market.

     We sell our products worldwide. During fiscal 2011, approximately 55% of our products were sold in the United States and an additional 9% of our products were sold to customers in Canada and Mexico for vehicles that are produced, in part, for the United States market. Approximately 36% of our products, measured in terms of unit sales volume, were sold to other international markets. We sell the majority of our products directly to large heavy truck, transit bus and off-road original equipment manufacturers {“OEMs”) worldwide. Our largest customers include The Volvo Group, Paccar, Inc., Daimler Trucks NA, Caterpillar, Inc., Navistar International Corporation, and Bendix Commercial Vehicle Systems. We also sell our products through a network of independent distributors and representatives, which sell to smaller OEMs and to truck and bus owners as replacement parts.

     To better address existing and developing worldwide heavy truck, transit bus and off-road markets, in 2005 we established a manufacturing facility in Suzhou, China and opened sales offices in Shanghai, China and Munich, Germany. During 2010, we opened a manufacturing facility in Pune, India. Prior to 2005, all of our products were produced in, and sold from, our Portland, Oregon facility.

     In fiscal 2011, we expanded our product line to include electronic throttle controls for the Indian and Asian light commercial vehicle market. Heavy trucks are generally considered vehicles in excess of 5 tons and light commercial vehicles are less than 5 tons. In late fiscal 2011, we began delivery of these light commercial vehicle electronic throttle controls to one Indian customer. The existing and developing worldwide heavy and light commercial truck, transit bus and off-road markets requires competitive worldwide manufacturing capabilities and products. We believe our operating facilities in Portland, Oregon; Suzhou, China and Pune, India have us well positioned to meet the needs of these markets. In addition to our manufacturing facilities, we have sales offices in Shanghai, China and Munich, Germany. We also have exclusive distributor relationships in Japan and Korea to serve those markets.

Competition

     We are a worldwide market leader for electronic throttle control systems for heavy trucks, transit buses and off-road vehicles and have recently introduced electronic throttle controls for the Indian and Asian light commercial vehicle market. We are the largest domestic producer in the heavy truck market. We have a much smaller portion of the European and Asian markets. The markets for our products are highly competitive, with many of our competitors having substantial financial resources and significant technological capabilities. Our competitive position varies among our product lines.

     The major competitors for our electronic throttle controls include AB Eletronik GmbH, Kongsberg Automotive, Siemens VDO Automotive AG, Orscheln Industries, Hella KGaA Hueck & Co., Heinrich Kubler AG (“KSR”) and Comesys, Ltd. Several Chinese competitors, most notably Alion and GoFa, are also significant competitors. Other companies, including Dura Automotive Systems, Inc. and CTS Corporation compete in the passenger car and light truck market and may attempt to compete in the heavy truck and transit bus market in the future.

     We also manufacture pneumatic control systems for the diesel heavy truck, transit bus and off-road vehicle markets. The market for these pneumatic control systems is highly competitive and characterized by many competitors. Many of the customers for these products are the same customers as for our heavy truck and transit bus electronic throttle control systems.

     When choosing among competing electronic throttle control systems, we believe purchasers of these systems focus on price, quality, value added engineering and reputation. In addition, we believe attainment of the TS 16949 quality certification and the ISO 14001 Environmental Management System certification are critical to qualifying as a supplier. Our manufacturing facilities in Portland and Suzhou have attained the TS 16949 and ISO 14001 certifications and our entire product line is produced using these standards. We intend to seek TS 16949 and ISO 14001 certifications for our Pune, India facility in fiscal 2012.

Marketing and Distribution

     We sell our products to customers primarily in the heavy truck, transit bus and off-road equipment industries. For the years ended September 30, 2011, 2010 and 2009, The Volvo Group accounted for 19%, 16% and 16%; Paccar, Inc. accounted for 11%, 9% and 9%; Daimler Trucks NA accounted for 8%, 8% and 9%, and Caterpillar, Inc. accounted for 8%, 7% and 5% of net sales from operations, respectively. Approximately 45%, 41% and 37% of net sales in fiscal 2011, 2010 and 2009, respectively, were to customers outside of the United States, primarily in Canada, Belgium, Sweden, Mexico, China and Korea, and, to a lesser extent, in other European countries, South America, Pacific Rim nations and Australia. We market our products from our sales facilities in Portland, Oregon; Shanghai, China; Munich, Germany and through distributor networks.

     In fiscal 2011, 2010 and 2009, approximately 85%, 84% and 83%, respectively, of our sales were from sales of electronic throttle controls, with the remainder being sales of pneumatic control systems.

Environmental

     We produce minimal quantities of hazardous waste in our operations and we are subject to federal and state air, water and land pollution control laws and regulations. Compliance with these laws generally requires us to incur operating costs and capital expenditures. We may incur a substantial liability upon a failure to properly handle hazardous waste.

     The soil and groundwater at the Company’s Portland, Oregon facility contains certain contaminants, which were deposited from approximately 1968 through 1995. Some of this contamination has migrated offsite to neighboring properties. The Company has retained an environmental consulting firm to investigate the extent of the contamination and to determine what remediation will be required and to assist management in estimating the associated costs. During fiscal 2004, the Company entered into the Oregon Department of Environmental Quality’s voluntary clean-up program. As of September 30, 2011, the total liability recorded for the clean-up is $869 and is classified in accrued expenses in the accompanying consolidated balance sheet. In November 2011, subsequent to our fiscal year end, the State of Oregon Department of Environmental Quality (the “DEQ”) adjusted its Risk Based Concentration (“RBC”) levels. We are currently evaluating the impact of the new standards on the remediation activities that may be required. Based on a preliminary evaluation, it appears the new standards may reduce, but not eliminate, the amount of remediation required, which would result in a reduction in our environmental liability in fiscal 2012.

     We asserted and filed a contractual indemnity claim against Dana Holding CP (“Dana”), from whom we acquired the Portland, Oregon property, and contribution claims against the other prior owner of the property as well as businesses previously located on the property (including Blount, Inc. (“Blount”) and Rosan, Inc. (“Rosan”)) under the Federal Superfund Act and the Oregon Cleanup Law. During 2008, we entered into a settlement agreement with Dana, Blount and Rosan under which we received total cash payments from Dana, Blount and Rosan of $735, and shares of Dana stock equal to approximately $337 at the time of settlement, and assumed the full obligation to, and risks associated with, completing the remediation.

Government Regulation

     Our vehicle component products must comply with the National Traffic and Motor Vehicle Safety Act of 1966, as amended, and regulations promulgated there under, which are administered by the National Highway Traffic Safety Administration (“NHTSA”). If, after an investigation, NHTSA finds that we are not in compliance with any of its standards or regulations, among other things, it may require that we recall products found not to be in compliance, and repair or replace such products. During fiscal 2011, we had no product recalls. We are not aware of any instances of material non-compliance with the statute and applicable regulations.

Product Research and Development

     We conduct engineering, research and development and quality control activities to maintain and improve the performance, reliability and cost-effectiveness of our products and to develop new products. Our engineering staff works closely with our customers to design and develop new products and product lines and to adapt existing products for new applications. During fiscal 2011, 2010 and 2009, the Company spent $4,746, $4,505 and $3,981, respectively, on these activities. These expenses will fluctuate based on customer demands and the timing of new product development, but as our markets and products continue to expand, we anticipate that these expenses may increase.

Patents, Trademarks and Licenses

     We believe our products generally have strong name recognition in their respective markets. We own numerous patents, primarily under the “Williams” name, which expire at various times. We believe that, in the aggregate, the rights under our patents are generally valuable to our operations. We do not, however, consider any individual patent or group of patents to be of material importance to our total business.

     The Company has a non-exclusive license for use in our adjustable pedal product lines. The Company is obligated to make royalty payments based on the number of units we sell. Additionally, as part of the sale of our passenger car and light truck product lines to Teleflex Incorporated (now Kongsberg Automotive) on September 30, 2003, we obtained the right to use certain of Teleflex’s adjustable pedal patents in exchange for Teleflex receiving fully paid licenses for certain of our patents.

     In fiscal 2005, we entered into an agreement with Moving Magnet Technology SA (“MMT”) to license certain sensor technology. We use this license to internally produce sensors for use in our electronic throttle controls. We make royalty payments based on the number of units sold, which includes minimum yearly royalties. This agreement is for a period of ten years and may be renewed annually based on written mutual agreement. This agreement may be terminated by the licensor if certain sales thresholds are not met. As of the end of fiscal 2011, the Company has met the minimum sales thresholds and expects that it will do so in fiscal 2012.

Raw Materials; Reliance on Single Source Suppliers

     We purchase certain of our component parts that are derived from raw materials, including brass, aluminum, steel, plastic, rubber, zinc and neodymium (a rare earth metal). These materials currently are widely available at reasonable terms, but are subject to volatility of prices due to fluctuations in the commodity markets. Future demand and other factors, such as currency fluctuations, supply shortages or disruptions, may result in price increases causing higher costs for some of our components. Although historically commodities and component prices have increased, we have not been subject to supply constraints on these components as a result of these factors. During 2011, although worldwide reserves remained adequate, the supply of neodymium decreased significantly and the price increased significantly due to political factors, primarily in China. By the end of 2011, the price had begun to decline and supplies were increasing.

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

Employees

     As of September 30, 2011, we employed 134 employees in our Portland, Oregon facility, of which approximately 46 were engaged in manufacturing and 88 were involved in sales, engineering and administrative functions. As of September 30, 2011, we employed 111 employees in China, of which 57 were engaged in manufacturing and approximately 54 were engaged in sales, engineering and administrative functions. We opened our Pune, India facility in the latter part of fiscal 2010 and as of September 30, 2011 we employed 24 employees, of which 16 were engaged in manufacturing and 8 were engaged in sales, engineering and administrative functions. We also have 4 employees in Europe as of September 30, 2011. Our hourly employees engaged in manufacturing in the Portland, Oregon facility are represented by the International Union, United Automobile Workers of America and Amalgamated Local 492. In February 2009, we signed a new labor agreement which will expire on August 31, 2013. As of September 30, 2011, we employed a total of 38 people pursuant to this labor agreement.

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

     A significant portion of our revenues historically have been derived from a limited number of customers. Further, each of these customers is a manufacturer of heavy trucks, off-road vehicles or components, and the worldwide truck and off-road industries have historically been cyclical markets that are at times have been subject to significant financial stress and uncertainty. Were any of our key customers to place some or all of their business with one or more of our competitors or cease operations, we may face a material adverse impact upon our revenues, net income, cash flows and financial condition.

Reduced spending due to weakness in the financial and credit markets and uncertainties in the economy, domestically and internationally, may adversely affect our revenues and operating results.

     We depend on demand from the OEM component of the heavy truck, bus and off-road markets for the end market applications that use our products. All of these markets have been, and may continue to be, adversely affected by worldwide economic conditions. Accordingly, our business may be adversely impacted by reductions in demand for our products as a result of uncertain conditions in the macroeconomic environment, such as volatile energy prices, inflation, fluctuations in interest rates, difficulty securing credit, volatility in security prices and the corresponding uncertainties surrounding equity finance markets, diminished liquidity and other economic factors. The resulting decrease in demand has and may continue to adversely impact our revenues and stockholder value.

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

     Adverse economic and financial market conditions also may cause our suppliers to be unable to provide materials and components to us or may cause suppliers to make changes in the credit terms they extend to us, such as shortening the required payment period for our amounts owing them or reducing the maximum amount of trade credit available to us. While we have not experienced changes of this type, they could significantly affect our liquidity and could have an adverse effect on our results of operations and financial condition. If we are unable to successfully anticipate and address changing economic and financial markets conditions, our business could be negatively affected.

Our products could be recalled, which could increase our costs and decrease our revenues.

     Our vehicle component products must comply with the National Traffic and Motor Vehicle Safety Act of 1966, as amended, and regulations promulgated thereunder, which are administered by the NHTSA. If NHTSA finds that we are not in compliance with its standards or regulations, it may, among other things, require that we recall products found not to be in compliance, and repair or replace such products. Such a recall could materially increase our costs and adversely impact our reputation in our industry, both of which would adversely affect our revenues, profit margins, results of operations and stockholder value.

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

     Our common stock is currently listed on the NYSE Amex and is thinly traded. Volatility of thinly traded stocks is typically higher than the volatility of more liquid stocks with higher trading volumes. The market price of our common stock has been and, in the future, could be subject to significant fluctuations as a result of the foregoing, as well as variations in our operating results, announcements of technological innovations or new products by us or our competitors, announcements of new strategic relationships by us or our competitors, general conditions in our industries or market conditions unrelated to our business and operating results. Any of these results could adversely impact stockholder value.

Current economic conditions could adversely affect our operations.

     In prior years, financial markets in the United States and abroad have experienced extreme disruption, including severely diminished liquidity and credit availability. If these conditions were to occur again, they could impair our ability to access credit markets and there can be no assurance that these conditions will not adversely affect our business in the future.

     At September 30, 2011, we had on hand cash and cash equivalents of $1,339. In June 2010, the Company entered into a revolving loan facility with U.S. Bank, which expires on June 30, 2012. As of September 30, 2011, the outstanding balance on the revolving loan facility is $1,575 and the Company had available under its revolving credit facility $5,540. We believe our cash on hand and the revolving credit facility will be sufficient to meet our working capital needs for the foreseeable future. However, were we to require additional borrowing capacity, we may be unable to locate such capacity on acceptable terms or at all.

The soil and groundwater at our Portland, Oregon facility contains certain contaminants that may require us to incur substantial expense to investigate and remediate, which would adversely affect our profit margins, results of operations and stockholder value.

     The soil and groundwater at our Portland, Oregon facility contain certain contaminants. Some of this contamination has migrated offsite to neighboring properties and potentially to other properties. We have retained an environmental consulting firm to investigate the extent of the contamination and to determine what remediation will be required and the associated costs. In fiscal 2004, we entered the Oregon Department of Environmental Quality’s voluntary clean-up program and established a liability for this matter. At September 30, 2011, this liability totaled $869. Our overall costs ultimately may exceed our estimates, or we may be forced to increase the amount of our estimates, either or both of which could adversely affect our financial condition, results of operations or cash flows. In November 2011, subsequent to our fiscal year end, the State of Oregon Department of Environmental Quality (the “DEQ”) has adjusted its Risk Based Concentration (“RBC”) levels. We are currently evaluating the impact of the new standards on the remediation activities that may be required. Based on a preliminary evaluation, it appears the new standards may reduce, but not eliminate, the amount of remediation required, which would result in a reduction in our environmental liability in fiscal 2012.

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

     In addition to our operations in the United States, we currently operate in China and India. We also have a sales presence in other countries such as Japan, Korea and a number of countries in the European Union, and we market our products and technologies in those and other international markets, including both industrialized and developing countries. Our combined international operations are subject to various risks common to international activities, such as:

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

     We sell products in North America, Europe, Mexico, China, Korea, India, South America, the Pacific Rim nations, Australia, and other member nations of the European Union and Asia. We also purchase components from suppliers in China, Mexico, India and Europe; we have manufacturing and sales operations in China and India; and we maintain a sales and technical center in Germany. For fiscal 2011, 2010 and 2009, foreign sales were approximately 45%, 41%, and 37% of net sales, respectively. Although currently a majority of our sales and purchases are made in U.S. dollars, an increasing amount of our purchases and sales are made in Chinese RMB and Indian Rupees and we anticipate that over time more of our purchases of component parts and sales of our products will be denominated in foreign currencies. We do not presently engage in any hedging of foreign currency risk. In the future, our operations in the foreign markets will likely become subject to fluctuations in currency values between the U.S. dollar and the currency of the foreign markets. Our results of operations and stockholder value could be adversely affected if currency of any of the foreign markets increases in value relative to the U.S. dollar.

Political and economic instability in the foreign markets may make doing business there more difficult and costly, which could adversely affect our results of operations and stockholder value.

     Economic and political instability may increase in the future in foreign markets. Such instability may make it more difficult to do business in those countries, may make it more expensive to operate and could disrupt supplies of components into our Portland, Suzhou, or Pune facilities. If our operations were nationalized by the governments of China or India, this could cause us to write off the value of our operations in such foreign markets and eliminate revenues generated by such operations. Any of these results could result in onetime charges or increased expenses as well as lower revenues, which would adversely affect our results of operations and harm stockholder value.

ITEM 1B. UNRESOLVED STAFF COMMENTS

     None

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

     We lease approximately 63,000 square feet in Suzhou, China for manufacturing and office space and approximately 500 square feet for our Shanghai, China sales office. We also lease approximately 15,000 square feet of manufacturing and office space in Pune, India, as well as approximately 1,400 square feet in Munich, Germany for our Williams Controls Europe sales operation. We believe that these facilities will be adequate to meet our existing needs and our needs for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

     The Company and its subsidiaries are parties to various pending judicial and administrative proceedings arising in the ordinary course of business. The Company’s management and legal counsel have reviewed the probable outcome of such proceedings, the costs and expenses reasonably expected to be incurred, the availability and limits of the Company’s insurance coverage, and the Company’s established liabilities. While the outcome of the pending proceedings cannot be predicted with certainty, based on its review, the Company believes that any unrecorded liability that may result is not more than likely to have a material effect on the Company’s liquidity, financial condition or results of operations.

     In 2004, the Company, together with Ford Motor Company, was named as a co-defendant in a product liability case (Cuesta v. Ford, et al), brought in the Oklahoma State District Court located in Bryant, Oklahoma. The complaint sought unspecified damages as well as class action status. During the second quarter of fiscal 2010 the Company, together with Ford, entered into a class settlement agreement and recorded a $775 expense for the full settlement and release of all claims. The $775 was paid in the fourth quarter of fiscal 2010 and the claim has been fully dismissed.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2011.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Prices of Common Stock

     Effective December 7, 2011, our common stock is traded on the NYSE Amex under the symbol “WMCO.” Prior to that time, our common stock was traded on the NASDAQ Global Market under the same symbol. The following table sets forth the high and low closing prices of our common stock for each fiscal quarter for the past two fiscal years as reported on the NASDAQ Global Market:

	2011		2010
	High	Low	High	Low
First Quarter	$11.62	$9.10	$8.73	$7.74
Second Quarter	$11.63	$10.26	$8.12	$7.15
Third Quarter	$12.49	$11.06	$9.76	$8.20
Fourth Quarter	$11.50	$10.01	$10.47	$7.51

Dividend Policy

     There were 224 record holders of our common stock as of December 1, 2011. In February 2011, we announced initiation of a quarterly dividend policy and during fiscal 2011 we paid two $0.12 per share quarterly cash dividends under this new policy. During fiscal 2010, we paid a cash dividend $1.00 per share. Our payment of cash dividends is at the exclusive discretion of the Board of Directors and will depend upon our earnings levels, capital requirements, any restrictive loan covenants and other factors the Board considers relevant.

Performance Graph

     The graph below compares the cumulative total stockholder return of our common stock with the cumulative total return of the NASDAQ Composite Index and a peer group of companies primarily traded on the NASDAQ Stock Market in the Standard Industry Classification Code 3714 (motor vehicle parts and accessories) (the “Peer Group”). The graph shows the value for the period beginning October 1, 2006 and ending September 30, 2011. The graph assumes that $100 was invested on September 30, 2006.

Total Return Analysis
	9/30/06	9/30/07	9/30/08	9/30/09	9/30/10	9/30/11
Williams Controls, Inc.	$100.00	$142.23	$101.66	$70.88	$79.68	$97.32
NASDAQ Composite	$100.00	$121.84	$92.48	$96.08	$108.39	$110.99
Peer Group	$100.00	$154.70	$104.73	$103.45	$136.27	$112.73

ITEM 6. SELECTED FINANCIAL DATA (Dollars in thousands - except per share amounts)

Consolidated Statement of Operations Data:	Year ended September 30
	2011	2010	2009	2008	2007
Net sales	$61,859	$52,266	$38,809	$65,781	$68,924
Net income (loss)	3,334	1,377	(2,009)	7,830	7,937
Net income (loss) per common share – basic	0.46	0.19	(0.27)	1.04	1.06
Net income (loss) per common share – diluted	0.45	0.19	(0.27)	1.01	1.03
Cash dividends per common share	0.24	1.00	-	-	-

Consolidated Balance Sheet Data:	September 30
	2011	2010	2009	2008	2007
Current Assets	$25,577	$21,249	$24,104	$28,694	$21,041
Current Liabilities	12,911	10,503	7,707	9,447	9,857
Working Capital	12,666	10,746	16,397	19,247	11,184
Total Assets	38,541	34,205	36,384	39,762	32,078
Long-Term Liabilities	8,195	8,938	8,587	4,667	5,052
Stockholders’ Equity	17,435	14,764	20,090	25,648	17,169

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands – except share and per share amounts)

     This section summarizes the significant factors affecting our consolidated results of operations, financial condition and liquidity position for each year comprising the three year period ended September 30, 2011. This section should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this document, and readers should note that dollar figures in this section, other than per-share data, are presented in thousands. Statements in this report that relate to future results and events are based on our current expectations. Actual results in future periods may differ materially from those currently expected or desired because of a number of risks and uncertainties. For a discussion of factors affecting our business, see “ITEM 1 – BUSINESS” in this Annual Report on Form 10-K. Further, this section includes forward-looking statements which should be read in conjunction with the section entitled “Item 1A – Risk Factors.”

Overview

     Net sales increased to $61,859 in fiscal 2011, up 18% or $9,593, over fiscal 2010. Worldwide sales of heavy trucks and off-road equipment generally increased in fiscal 2011 over fiscal 2010 and were significantly above the low point in fiscal 2009. In addition, new products and programs added sales of approximately $3,000 in fiscal 2011. While we continue to closely monitor all of our costs, we remain committed to spending on new product development and technology for existing and new customers. Although no assurances can be given, management believes that it is likely that our $1,339 in cash on hand plus available borrowing of $5,540 under our revolving loan facility will be adequate to sustain the Company into its next fiscal year.

     As we move forward into fiscal 2011 and beyond, we will continue to work closely with our existing and potential customers to design and develop new products and adapt existing products to new applications, and to improve the performance, reliability and cost-effectiveness of our products.

Results of Operations

Financial Summary
(Dollars in Thousands)

					2010 to	2009 to
	2011	2010	2009		2011	2010
Net sales	$61,859	$52,266	$38,809		18.4%	34.7%
Cost of sales	42,638	37,446	30,173		13.9%	24.1%

Gross profit	19,221	14,820	8,636		29.7%	71.6%

Research and development	4,746	4,505	3,981		5.3%	13.2%
Selling	2,855	2,836	2,425		0.7%	16.9%
Administration	6,560	5,480	5,522		19.7%	(0.8%)
Class action settlement	-	775	-		NM	NM

Operating income (loss)	$5,060	$1,224	$(3,292)

As a percentage of net sales:
Cost of sales	68.9%	71.6%	77.7%
Gross margin	31.1%	28.4%	22.3%
Research and development	7.7%	8.6%	10.3%
Selling	4.6%	5.4%	6.2%
Administration	10.6%	10.5%	14.2%
Class action settlement	-	1.5%	-
Operating income (loss)	8.2%	2.3%	(8.5%	)

NM – not meaningful

Comparative Years Ended September 30, 2011, 2010 and 2009

				Percent Change
				2010 to	2009 to
For the Year Ended September 30:	2011	2010	2009	2011	2010
Net sales	$61,859	$52,266	$38,809	18.4%	34.7%

     Net sales increased $9,593 for fiscal 2011 as compared to fiscal 2010. The overall increase in sales in fiscal 2011 results from a combination of volume increases in essentially all of our principal geographic markets for existing programs and sales of approximately $3,000 for new product and program introductions. These increases reflect the worldwide improvement in the economic climate in fiscal 2011.

     Net sales to NAFTA truck customers increased 36% when compared to fiscal 2010, primarily due to general improvements in the economic environment and freight hauling industry. Various industry forecasts indicate that truck sales volumes in the NAFTA market may continue to increase due to the continued economic recovery and the overall advanced age of the NAFTA truck fleet. However, this is dependent on a number of factors, including the overall strength of the U.S. economy. European truck sales increased 59% in fiscal 2011 over fiscal 2010. This increase was primarily due to increases in heavy truck and off-road build rates by our European customers. In addition, our European sales were relatively low during much of fiscal 2010 as these customers were working through higher than normal inventory levels created when the worldwide economy declined in 2009. Asian truck sales increased 19%, and sales to Asian off-road customers increased 31% when compared to fiscal 2010. The increase in Asian off-road sales is primarily due to off-road sales in China, where the adoption of more stringent emission standards has mandated the inclusion of electronic throttle controls on new vehicles, thus allowing us to expand our customer base in this market. Worldwide off-road sales, which were up 13% for the fiscal year ended September 30, 2011, were the highest in the Company’s history and comprised approximately 24% of the Company’s total sales for the year.

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

     Net sales increased $13,457 for fiscal 2010 as compared to fiscal 2009. The overall increase in sales in fiscal 2010 results from volume increases in essentially all of our principal geographic markets. In fiscal 2009, we saw significant reductions in the number of units of trucks, buses and off-road vehicles built worldwide due to the significant recessionary pressures in the United States and worldwide. Essentially all of our large truck OEM customers had reductions in build rates and took extensive downtime in 2009. As the economic climate has improved worldwide in fiscal 2010 and our truck OEM customers have increased build rates, the result has been an overall increase in sales volumes in all our markets.

				Percent Change
				2010 to	2009 to
For the Year Ended September 30:	2011	2010	2009	2011	2010
Cost of sales	$42,638	$37,446	$30,173	13.9%	24.1%

     Cost of sales includes raw materials, freight and duties, warranty, wages and benefits, depreciation and amortization, production utilities, shipping and production supplies, repairs and maintenance, production facility property insurance, and other production overhead.

     As a percent of sales, cost of sales decreased in fiscal 2011 as compared to fiscal 2010, primarily due to higher sales volumes to distribute fixed overhead costs. Although sales volumes increased, freight and duty costs decreased slightly between periods as fiscal 2010 included excess air freight charges due to some of our suppliers having difficulty meeting delivery schedules. Purchase component costs were largely unchanged for the first half of the year; however, as the fiscal year progressed several components increased in price, including die cast components and rare earth magnets. We have programs and processes to manage component costs, however it is likely that component pricing for several components will be higher in fiscal 2012 as compared to fiscal 2011. Warranty costs decreased $679 between fiscal 2011 and 2010, as fiscal 2010 included unusually high warranty costs related to warranty claims with one customer. As sales volumes continue to improve and new products are introduced, we have selectively added to our manufacturing support staff to accommodate the higher volumes resulting in overhead wage and benefit expenses increasing $435 in fiscal 2011 as compared to fiscal 2010. Health care costs for employees increased $119 during fiscal 2011 primarily due to increased health care rates and to a lesser extent the addition of manufacturing support staff during fiscal 2011. In addition, fiscal 2011 included costs associated with our India manufacturing facility for a full year as this facility was opened during the third quarter of fiscal 2010.

     Cost of sales decreased as a percent of sales in fiscal 2010 when compared to fiscal 2009, primarily due to higher sales volumes to distribute fixed overhead costs. Additionally, fiscal 2009 included settlement of outstanding labor issues and severance costs totaling $320 and a $116 write-down to our capitalized license fee related to adjustable pedal technology due to the significant decline in business in the recreational vehicle industry. Repairs and maintenance costs and pension/postretirement medical costs decreased $121 and $115, respectively, in fiscal 2010 from the comparable period in fiscal 2009. Slightly offsetting some of these decreases was an increase in warranty costs of $399 in fiscal 2010 when compared to fiscal 2009 and primarily relates to warranty claims with one customer. In addition, freight and duty costs increased $719 in fiscal 2010 when compared to fiscal 2009.

				Percent Change
				2010 to	2009 to
For the Year Ended September 30:	2011	2010	2009	2011	2010
Gross profit	$19,221	$14,820	$8,636	29.7%	71.6%

     Gross profit was $19,221, or 31.1% of net sales for fiscal 2011, an increase of $4,401 from the gross profit of $14,820, or 28.4% of net sales in the comparable fiscal 2010 period.

     The increase in gross profit in fiscal 2011 was primarily driven by the 18% net increase in sales of electronic throttle control systems to our heavy truck, bus and off-road customers. Manufacturing overhead costs were slightly lower as a percent of sales in fiscal 2011 than in fiscal 2010 but increased on a dollar for dollar basis, primarily due to the factors described above under “Cost of sales”.

     Gross profit was $14,820, or 28.4% of net sales for fiscal 2010, an increase of $6,184 from the gross profit of $8,636, or 22.3% of net sales in the comparable fiscal 2009 period.

     The increase in gross profit in fiscal 2010 was primarily driven by the 35% net increase in sales of electronic throttle control systems to our heavy truck, bus and off-road customers. Manufacturing overhead costs were 8% lower as a percent of sales in fiscal 2010 than in fiscal 2009, primarily due to the factors described above under “Cost of sales”.

				Percent Change
				2010 to	2009 to
For the Year Ended September 30:	2011	2010	2009	2011	2010
Research and development	$4,746	$4,505	$3,981	5.3%	13.2%

     Research and development expenses increased $241 in fiscal 2011 when compared to fiscal 2010. The increase is primarily due to increases in headcount and samples expenses related to new project development, including next generation sensors, joysticks and light commercial vehicle pedals. The Company’s research and development expenditures generally will fluctuate based on the products under development at any given point in time, and that fluctuation often does not coincide with sales cycles.

     Research and development expenses increased $524 in fiscal 2010 when compared to fiscal 2009. The increase is primarily due to increased resources, including additional headcount, being committed to new project development for sensors, joysticks and off-road pedal applications.

				Percent Change
				2010 to	2009 to
For the Year Ended September 30:	2011	2010	2009	2011	2010
Selling	$2,855	$2,836	$2,425	0.7%	16.9%

     Selling expenses remained relatively flat between fiscal 2011 and fiscal 2010. Although wage related expenses and travel expenses in our European sales office temporarily decreased in fiscal 2011 as compared to fiscal 2010, these reductions were offset by increases in sales commissions during fiscal 2011 due to higher sales volumes in Russia and India and increases in wage related expenses in our other sales offices. We anticipate selling expenses to increase in fiscal 2012 in line with additions to our European sales team.

     Selling expenses increased $411 in fiscal 2010 as compared to fiscal 2009 mainly due to an increase in travel expenses and sales commissions, which tend to correlate with higher sales volumes.

				Percent Change
				2010 to	2009 to
For the Year Ended September 30:	2011	2010	2009	2011	2010
Administration	$6,560	$5,480	$5,522	19.7%	(0.8%)

     Administration expenses for fiscal 2011 increased $1,080 when compared to fiscal 2010. In fiscal 2011, administration expenses included $349 related to a potential acquisition that the Company considered but ultimately decided to terminate during due diligence. We also incurred a full year of costs associated with our India facility, which was opened during the third quarter of fiscal 2010. As sales volumes improved during fiscal 2011, we filled positions left vacant during the economic downturn experienced in late 2009 through 2010, which resulted in a $ 268 increase in administration wage expenses in fiscal 2011 as compared to fiscal 2010. Administration expenses in fiscal 2011 also include $228 in legal fees associated with settlement of an old outstanding claim against the Company by a former employee, an increase of $123 over fiscal 2010. Fiscal 2010 included legal fees of $421 associated with the Cuesta class action lawsuit, which was settled in the fourth quarter of fiscal 2010. Other increases in administration expenses in fiscal 2011 as compared to fiscal 2010 include: a $115 increase in taxes and filing fees in China related to new government construction and education taxes, an $84 increase in information technology maintenance costs and a reduction of $111 in fiscal 2010 related to our environmental liability accrual.

     Administration expenses for fiscal 2010 decreased slightly when compared to fiscal 2009. This decrease is primarily attributable to a $272 decline ($297 in fiscal 2009, versus $25 in fiscal 2010) in non-cash compensation expense related to our unfunded deferred compensation plan. In addition, bad debt expense decreased $164 in fiscal 2010 from the prior year. Offsetting these decreases in administration expense during fiscal 2010 was a $182 increase in legal fees, primarily associated with the Cuesta class action lawsuit, which is also discussed in Note 10 in the Notes to Consolidated Financial Statements. Additionally, wage related expenses increased in fiscal 2010 due to reinstating full wages at the beginning of the second quarter of fiscal 2010. In fiscal 2009, wage related expenses were reduced during the last half of the year as part of the cost reduction program put into place in fiscal 2009.

				Percent Change
				2010 to	2009 to
For the Year Ended September 30:	2011	2010	2009	2011	2010
Class action settlement	$-	$775	$-	NM	NM

     During fiscal 2010, the Company entered into a settlement agreement with the plaintiffs in the Cuesta class action lawsuit and paid $775 for complete and final settlement of the action as discussed in Note 10 to Consolidated Financial Statements.

				Percent Change
				2010 to	2009 to
For the Year Ended September 30:	2011	2010	2009	2011	2010
Gain on sale of investments	$-	$(441)	$-	NM	NM

     During the third quarter of fiscal 2010, we sold our short-term investments and recorded a $441 gain related to the sale. The majority of the shares sold related to the Company’s investment in Dana as part of the environmental settlement discussed in Note 10 to Consolidated Financial Statements. The gain recognized in fiscal 2010 was primarily the result of writing down the basis of our investments, discussed further below, with the impairment charge recorded in fiscal 2009.

				Percent Change
				2010 to	2009 to
For the Year Ended September 30:	2011	2010	2009	2011	2010
Loss on impairment of investments	$-	$-	$317	NM	NM

     Loss on impairment of investments is a non-cash, other-than-temporary impairment charge relating to our common stock of Dana during the first quarter of fiscal 2009. The impairment charge assumes no income tax benefit given the uncertainty of the Company’s ability to generate future taxable investment gains required to utilize these investment losses. Prior to recording the impairment charge, the decline in market value was carried net of tax in other comprehensive loss. Following the recording of this impairment charge, all subsequent changes in market value of our short-term investments, which were sold in fiscal 2010, was recorded net of tax in other comprehensive income (loss).

				Percent Change
				2010 to	2009 to
For the Year Ended September 30:	2011	2010	2009	2011	2010
Other (income) expense, net	$211	$(54)	$84	NM	NM

     Other income of $211 in fiscal 2011 consisted primarily of foreign currency losses associated with our Chinese and Indian subsidiaries. Other income of $54 in fiscal 2010 consisted primarily of a $90 gain from the extinguishment of old outstanding accounts payable balances of various insolvent subsidiaries offset slightly by losses related to the disposal of certain fixed assets. Other expense of $84 in fiscal 2009 primarily consisted of losses related to the disposal of certain fixed assets.

				Percent Change
				2010 to	2009 to
For the Year Ended September 30:	2011	2010	2009	2011	2010
Income tax expense (benefit)	$1,439	$338	$(1,677)	325.7%	120.2%

     In fiscal 2011 and 2010, the Company recorded income tax expense of $1,439 and $338, compared to an income tax benefit of $1,677 in fiscal 2009. The overall tax rate was 30.1% in fiscal 2011 compared to 19.7% in fiscal 2010 and 45.5% in fiscal 2009. The increase in the effective tax rate between fiscal 2011 and fiscal 2010 is primarily due to the mix of pretax earnings between domestic and foreign jurisdictions, primarily in China.

     The decrease in the effective tax rate when comparing fiscal 2010 and fiscal 2009 is primarily due to the mix of pretax earnings between domestic and foreign jurisdictions. The mix of earnings combined with lower tax rates in our foreign jurisdictions caused the tax rate to decline from prior years.

     Refer to Note 9 in the Notes to Consolidated Financial Statements for further details of changes in our overall tax rate.

Financial Condition, Liquidity and Capital Resources

     At September 30, 2011, we had cash and cash equivalents of $1,339. During the second quarter of fiscal 2011, we initiated a quarterly dividend program and paid two quarterly cash dividends at $0.12 per share totaling $1,765. During fiscal 2010, we entered into a revolving loan facility with U.S. Bank and as of September 30, 2011 we had $5,540 available under this revolving loan facility. Although no assurances can be given, we believe that our $1,339 in cash plus available borrowings under our revolving loan facility will be adequate to meet our working capital needs throughout fiscal 2012. However, were we to require additional borrowing capacity, we may be unable to locate such capacity on acceptable terms or at all.

     Cash generated from operations was $1,286 for fiscal 2011; a decrease of $1,394 from the cash generated from operations of $2,680 for fiscal 2010. Net income plus non-cash charges for depreciation, amortization and stock based compensation contributed cash of $6,416 in fiscal 2011 compared to $4,421 in fiscal 2010.

     Changes in working capital items used cash of $5,546 for fiscal 2011 compared to use of cash of $745 in fiscal 2010. Changes in receivables in fiscal 2011 were a use of cash of $2,052 compared to a use of cash of $1,267 in fiscal 2010. The increase in receivables is primarily due to higher sales volumes in the latter part of fiscal 2011 as compared to sales volumes near the end of fiscal 2010 and to a much lesser degree timing of collections. Inventories increased $3,822 in fiscal 2011 as compared to an increase of $1,973 in fiscal 2010. The fiscal 2011 increase is primarily due to two factors (i) a build-up of inventory levels in line with sales volume increases throughout fiscal 2011 as compared to fiscal 2010 and (ii) building inventory at our India facility in conjunction with the start of production at that site during the third quarter of fiscal 2011. Additionally, during fiscal 2011 the Company has purchased additional safety stock on certain components to ensure customer deliveries in the event of rapid increases in orders. Accounts payable and accrued expenses increased in fiscal 2011 primarily due to increases in purchases of inventory and supplies in line with the significant increase in sales volumes and to a lesser degree timing of payments on accounts payable. Accounts payable and accrued expenses increased in fiscal 2010 primarily due to increases in purchases of inventories and increases in our warranty provision related to claims with one customer, which were paid during fiscal 2011. Cash flows from operations for fiscal 2011 included payments to our pension plans of $1,042 compared to contributions of $571 for fiscal 2010. Also included in cash flows from operations in fiscal 2010 was the $775 Cuesta class action settlement payment, which is discussed in Note 10 to Consolidated Financial Statements. We believe it is likely we will continue to generate positive cash from operations, however, depending on the continued uncertainty in the worldwide economic market, we could experience periods of negative cash flow from operations.

     Cash used in investing activities was $2,802 for fiscal 2011 and $1,704 for fiscal 2010. Investing activities for fiscal 2011 consisted of purchases of equipment. Purchases were higher in fiscal 2011 than in prior years in part to start-up purchases for our Pune, India facility. Cash flows from investing activities for fiscal 2010 included purchases of equipment of $2,238, which were offset slightly by $511 of proceeds related to the sale of investments. We expect our cash use for investing activities to remain constant or to increase as we continue to purchase capital equipment to expand and support our operations worldwide. We currently anticipate approximately $2,500 in capital expenditures for fiscal 2012.

     Cash used in financing activities was $161 for fiscal 2011, compared to cash used in financing activities of $7,205 for fiscal 2010. During fiscal 2011, we paid two quarterly cash dividends to stockholders of record totaling $1,765. The use of cash to pay quarterly cash dividends was primarily offset by net borrowings on our revolving loan facility of $1,575 and proceeds from the exercise of stock options of $29. During the fourth quarter of fiscal 2010, we paid a single cash dividend to stockholders of record totaling $7,278. In addition, fiscal 2010 included cash generation of $73 related to proceeds from the exercise of stock options.

Contractual Obligations as of September 30, 2011

     At September 30, 2011, our contractual obligations consisted of operating lease obligations, a license agreement and a revolving loan facility. We do not have any letters of credit or debt guarantees outstanding at September 30, 2011. Maturities of these contractual obligations consist of the following:

	Payments due by period
		Less than	1 – 3
	Total	1 year	years
Operating leases	$902	$661	$241
MMT license - minimum
royalties	274	124	150
Revolving loan facility	1,575	1,575	-
	$2,751	$2,360	$391

     Certain liabilities, including those related to our pension and post-retirement benefit plans, are reported in the accompanying consolidated balance sheets but are not reflected in the table above due to the absence of stated maturities. We have net obligations at September 30, 2011 related to our pension plans and post-retirement medical plan of $5,938 and $2,332, respectively. We funded $1,042 to our pension plans in fiscal 2011 compared to $571 in fiscal 2010 and we expect to make payments of $1,146 in fiscal 2012 to fund our pension plans.

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

Legal

     From time to time we are involved in various claims, lawsuits and other proceedings from time to time. Such litigation involves uncertainty as to possible losses we may ultimately realize when one or more future events occur or fail to occur. In connection with such claims and lawsuits, we estimate the probability of losses based on advice of legal counsel, the outcomes of similar litigation, legislative development and other factors. Due to the numerous variables associated with these judgments and assumptions, both the precision and reliability of the resulting estimates of the related loss contingencies are subject to substantial uncertainties. We regularly monitor our estimated exposure to these contingencies and, as additional information becomes known, may change our estimates significantly. We expense legal expenses related to claims in the period incurred, including, in the case of expenses subject to contingencies, in the period in which we determine that it is probable that all remaining contingencies will be satisfied and the amount of such expenses have been established with reasonable certainty. A significant change in our estimates, or a result that materially differs from our estimates, could have a significant impact on our financial position, results of operations and cash flows.

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

     Our discount rate assumption is intended to reflect the rate at which retirement benefits could be effectively settled based upon the assumed timing of the benefit payments. To determine our discount rate, we discounted the expected benefit payments using the Principal Pension Discount Yield Curve. The equivalent level interest rate that produces the same present value of benefits was then determined. Our assumed rate does not differ significantly from this benchmark rate. We assumed a discount rate of 5.00% to determine our pension benefit obligations at September 30, 2011 and to determine our net periodic benefit cost in fiscal 2011. A 1.0% decrease in these discount rates would have increased our pension benefit obligations at the end of fiscal 2011 by $1,793 and increased our net periodic benefit cost in 2011 by $8. A 1.0% increase in discount rates would have decreased our pension obligations at September 30, 2011 by $1,491 and decreased our net periodic benefit cost in fiscal 2011 by $11. To determine the discount rate for our post-retirement benefit plan, we also discounted the expected benefit payments using the Principal Pension Discount Yield Curve and assumed a discount rate of 5.00% to determine our post-retirement benefit obligations at September 30, 2011 and to determine our post-retirement benefit cost in fiscal 2011. A 1.0% decrease in discount rate for our post-retirement benefit plan would have increased our post-retirement benefit obligation at September 30, 2011 by $236 and increased our post-retirement benefit expense in fiscal 2011 by $4. A 1.0% increase in discount rate would have decreased our post-retirement benefit obligation at September 30, 2011 by $200 and our post-retirement benefit expense in fiscal 2011 would have increased $4.

     To determine the expected long-term rate of return on pension plan assets, we consider the current asset allocations and the historical and future expected returns of multiple asset classes to develop a risk-free real rate of return and risk premiums for each asset class. The overall rate for each asset class was developed by combining a long-term inflation component, the risk-free real rate of return, and the associated risk premium. A weighted average rate was then developed based on those overall rates and the target asset allocation of the plan. Information regarding our asset allocations is included in Note 8 of the Notes to Consolidated Financial Statements. A 1.0% increase or decrease in the assumed rate of return on plan assets would have impacted net periodic benefit cost in fiscal 2011 by $90. Our post-retirement plan does not contain any plan assets.

     We assumed healthcare cost trend rates for our post-retirement plan of 5.0% - 9.0% in fiscal 2011, decreasing gradually to 4.0 - 5.0% in fiscal 2019 thereafter. A 1.0% increase in assumed healthcare cost trend rates would have increased our post-retirement benefit obligation at September 30, 2011 by $205 and increased post-retirement benefit expense in 2011 by $10. A 1.0% decrease in assumed healthcare cost trend rates would have decreased the post-retirement benefit obligation by $177 at the end of fiscal 2011 and decreased post-retirement benefit expense in fiscal 2011 by $9.

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

Recently Issued Accounting Standards

     In June 2011, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance that revises the manner in which entities present comprehensive income in their financial statements. The guidance requires entities to report comprehensive income in either a single, continuous statement or two separate but consecutive statements. This guidance will become effective for fiscal years beginning after December 15, 2011; however, we have early adopted this guidance as of the end of our fiscal 2011 reporting period as permitted by the guidance. The adoption of this new guidance had no impact on our consolidated financial condition and results of operations.

     In May 2011, the FASB issued authoritative guidance to amend the fair value measurement and disclosure requirements. The guidance requires the disclosure of quantitative information about unobservable inputs used, a description of the valuation processes used and a qualitative discussion around the sensitivity of the measurements. The guidance will become effective for the Company at the beginning of our second quarter of fiscal 2012. We expect adoption to have no impact on our consolidated financial condition and results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and changes in the market value of investments.

Interest Rate Risk

     The Company has a revolving loan facility with U.S. Bank, which expires on June 30, 2012. As of September 30, 2011, the Company’s balance on this facility is $800. The Company is also a guarantor for its subsidiary in India for a line of credit with HSBC of up to $1,660, of which $775 was outstanding as of September 30, 2011. Management does not believe a change in end of period interest rates of 10% or less, or changes in future interest rates on this variable rate obligation would have a material effect on its financial position, results of operations, or cash flows. The Company has not hedged its exposure to interest rate fluctuations.

Foreign Currency Risk

     We sell our products primarily to customers in the heavy truck, transit bus and off-road equipment industries. For the fiscal years ended September 30, 2011 and 2010, the Company had foreign sales of approximately 45% and 41% of net sales, respectively. All worldwide sales in fiscal 2011 and 2010, with the exception of $3,486 and $2,874, respectively, were denominated in U.S. dollars. We have a manufacturing facility in Suzhou, China and sales offices in Shanghai, China and Munich, Germany, and during the latter part of fiscal 2010, we established a manufacturing facility in Pune, India. We purchase components internationally for use in all of our manufacturing facilities. These sales are denominated in U.S. dollars and other currencies. Although the Company is expanding its international exposure, it does not believe that changes in future exchange rates would have a material effect on its financial position, results of operations, or cash flows at this time. As a result, the Company has not entered into forward exchange or option contracts for transactions to hedge against foreign currency risk. The Company will continue to assess its foreign currency risk as its international operations, international purchases and sales increase.

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

     We have audited the accompanying consolidated balance sheets of Williams Controls, Inc. as of September 30, 2011 and 2010 and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the years in the three-year period ended September 30, 2011. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Williams Controls, Inc. as of September 30, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ Moss Adams LLP
Portland, Oregon
December 20, 2011

Williams Controls, Inc.
Consolidated Balance Sheets
(Dollars in thousands, except per share information)

	September 30,	September 30,
	2011	2010
ASSETS
Current Assets:
Cash and cash equivalents	$1,339	$3,016
Trade accounts receivable, net	10,561	8,854
Other accounts receivable	944	599
Inventories	11,334	7,512
Deferred income taxes	847	927
Prepaid expenses and other current assets	552	341
Total current assets	25,577	21,249

Property, plant and equipment, net	9,446	9,025
Deferred income taxes	3,181	3,493
Other assets, net	337	438
Total assets	$38,541	$34,205

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Revolving loan facility	$1,575	$-
Accounts payable	5,599	4,593
Accrued expenses	5,536	5,698
Current portion of employee benefit obligations	201	212
Total current liabilities	12,911	10,503

Long-term Liabilities:
Employee benefit obligations	8,069	8,694
Other long-term liabilities	126	244

Commitments and contingencies

Stockholders’ Equity:
Preferred stock ($.01 par value, 50,000,000 authorized)
Series C (No shares were issued and outstanding at September 30,
2011 and 2010, respectively)	-	-
Common stock ($.01 par value, 12,500,000 authorized;
7,302,339 and 7,289,745 issued and outstanding at
September 30, 2011 and 2010, respectively)	73	73
Additional paid-in capital	38,521	37,623
Accumulated deficit	(11,108)	(12,677)
Treasury stock (332,593 shares at September 30, 2011 and 2010)	(2,734)	(2,734)
Accumulated other comprehensive loss	(7,317)	(7,521)
Total stockholders’ equity	17,435	14,764

Total liabilities and stockholders’ equity	$38,541	$34,205

See accompanying notes to Consolidated Financial Statements.

Williams Controls, Inc.
Consolidated Statements of Operations
(Dollars in thousands, except share and per share information)

	For the year ended September 30,
	2011	2010	2009
Net sales	$61,859	$52,266	$38,809
Cost of sales	42,638	37,446	30,173

Gross profit	19,221	14,820	8,636

Operating expenses
Research and development	4,746	4,505	3,981
Selling	2,855	2,836	2,425
Administration	6,560	5,480	5,522
Class action settlement	-	775	-
Total operating expenses	14,161	13,596	11,928

Operating income (loss)	5,060	1,224	(3,292)

Other (income) expenses:
Interest income	(5)	(13)	(26)
Interest expense	81	17	19
Gain on sale of investments	-	(441)	-
Loss on impairment of investments	-	-	317
Other (income) loss, net	211	(54)	84
Total other (income) expenses	287	(491)	394

Income (loss) before income taxes	4,773	1,715	(3,686)
Income tax (benefit) expense	1,439	338	(1,677)

Net income (loss)	$3,334	$1,377	$(2,009)

Net income (loss) per common share – basic	$0.46	$0.19	$(0.27)

Weighted average shares used in per share calculation – basic	7,296,490	7,276,544	7,315,343

Net income (loss) per common share – diluted	$0.45	$0.19	$(0.27)

Weighted average shares used in per share calculation – diluted	7,471,215	7,387,939	7,315,343

See accompanying notes to Consolidated Financial Statements.

Williams Controls, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(Dollars in thousands)

	For the year ended September 30,
	2011	2010	2009
Net income (loss)	$3,334	$1,377	$(2,009)
Change in pension liability adjustment, net of tax of ($21),
($214), and ($1,387) in 2011, 2010 and 2009, respectively	10	(352)	(2,271)
Unrealized (gain) loss, net of tax of $0, ($88) and $126 in 2011,
2010 and 2009, respectively	-	(147)	214
Foreign currency translation adjustments	194	94	6

Comprehensive income (loss)	$3,538	$972	$(4,060)

See accompanying notes to Consolidated Financial Statements.

Williams Controls, Inc.
Consolidated Statements of Stockholders’ Equity
(Dollars in thousands)

						Accumulated
						Other
			Additional			Comprehensive
	Common Stock		Paid-in	Accumulated	Treasury	Income	Stockholders’
	Shares	Amount	Capital	Deficit	Stock	(Loss)	Equity
Balance, September 30, 2008	7,534,642	$75	$35,744	$(4,729)	$(377)	$(5,065)	$25,648

Net loss	-	-	-	(2,009)	-	-	(2,009)
Exercise of stock options	41,666	-	165	-	-	-	165
Share based compensation	5,405	-	732	-	-	-	732
Repurchase of common
stock	(310,893)	(2)	2	-	(2,357)	-	(2,357)
Foreign currency translation
adjustment	-	-	-	-	-	6	6
Change in pension liability
adjustment, net of tax	-	-	-	-	-	(2,271)	(2,271)
Unrealized gain, net of tax	-	-	-	-	-	214	214
Effect of changing pension
plan measurement date	-	-	-	(38)	-	-	(38)
Balance, September 30, 2009	7,270,820	73	36,643	(6,776)	(2,734)	(7,116)	20,090

Net income	-	-	-	1,377	-	-	1,377
Exercise of stock options	15,833	-	73	-	-	-	73
Share based compensation	3,092	-	907	-	-	-	907
Cash dividend payment	-	-	-	(7,278)	-	-	(7,278)
Foreign currency translation
adjustment	-	-	-	-	-	94	94
Change in pension liability
adjustment, net of tax	-	-	-	-	-	(352)	(352)
Unrealized loss, net of tax	-	-	-	-	-	(147)	(147)
Balance, September 30, 2010	7,289,745	73	37,623	(12,677)	(2,734)	(7,521)	14,764

Net income	-	-	-	3,334	-	-	3,334
Exercise of stock options	5,520	-	29	-	-	-	29
Share based compensation	2,461	-	819	-	-	-	819
Common stock issuance	4,613	-	50	-	-	-	50
Cash dividend payment	-	-	-	(1,765)	-	-	(1,765)
Foreign currency translation
adjustment	-	-	-	-	-	194	194
Change in pension liability
adjustment, net of tax	-	-	-	-	-	10	10
Balance, September 30, 2011	7,302,339	$73	$38,521	$(11,108)	$(2,734)	$(7,317)	$17,435

See accompanying notes to Consolidated Financial Statements.

Williams Controls, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)

	For the year ended September 30,
	2011	2010	2009
Cash flows from operating activities:
Net income (loss)	$3,334	$1,377	$(2,009)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,263	2,137	1,996
Deferred income taxes	414	(520)	(444)
Share based compensation	819	907	732
Loss on impairment of investments	-	-	317
Gain from sale of available-for-sale securities	-	(441)	-
Gain from stock settlement of environmental claims	-	(19)	-
(Gain) loss from sale and disposal of fixed assets	2	(16)	80
Changes in operating assets and liabilities:
Receivables, net	(2,052)	(1,267)	2,241
Inventories	(3,822)	(1,973)	2,676
Prepaid expenses and other current assets	(211)	(72)	32
Accounts payable and accrued expenses	992	2,821	(1,680)
Other	(453)	(254)	297

Net cash provided by operating activities	1,286	2,680	4,238

Cash flows from investing activities:
Property, plant and equipment purchases	(2,803)	(2,238)	(1,876)
Proceeds from sale of property, plant and equipment	1	23	15
Proceeds from sale of available-for-sale securities	-	511	-

Net cash used in investing activities	(2,802)	(1,704)	(1,861)

Cash flows from financing activities:
Cash dividend on common stock	(1,765)	(7,278)	-
Borrowings on revolving loan facility	1,575	-	-
Repurchase of common stock	-	-	(2,357)
Net proceeds from exercise of stock options	29	73	165

Net cash used in financing activities	(161)	(7,205)	(2,192)

Net increase (decrease) in cash and cash equivalents	(1,677)	(6,229)	185
Cash and cash equivalents at beginning of year	3,016	9,245	9,060

Cash and cash equivalents at end of year	$1,339	$3,016	$9,245

Supplemental disclosure of cash flow information:
Interest paid	$45	$-	$4
Income taxes paid	988	505	171

Supplemental disclosure of non-cash investing and financing
activities:
Pension liability adjustment	$10	$(352)	$(2,271)

See accompanying notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
Years Ended September 30, 2011, 2010 and 2009
(Dollars in thousands, except share and per share amounts)

Note 1. Organization and Basis of Presentation

Organization:

     Williams Controls, Inc., including its wholly-owned subsidiaries as follows, is hereinafter referred to as the “Company,” “Registrant,” “we,” “our,” or “us.”

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

Concentration of Risk and Sales by Customer:

     For the years ended September 30, 2011, 2010 and 2009, The Volvo Group accounted for 19%, 16% and 16%; Paccar, Inc. accounted for 11%, 9% and 9%; Daimler Trucks NA accounted for 8%, 8% and 9%, and Caterpillar, Inc. accounted for 8%, 7% and 5% of net sales from operations, respectively. Approximately 45%, 41% and 37% of net sales in fiscal 2011, 2010 and 2009 respectively, were to customers outside of the United States, primarily in Belgium, Canada, China, France, Korea, Mexico and Sweden, and, to a lesser extent, in other European countries, South America, Pacific Rim nations and Australia. At September 30, 2011 and 2010, The Volvo Group represented 24% and 25%, Caterpillar, Inc. represented 11% and 9%, Navistar International Corporation represented 9% and 9%, Bendix Commercial Vehicle Systems represented 7% and 6%, Paccar, Inc. represented 6% and 10%, and Daimler Trucks NA represented 6% and 6% of trade accounts receivable, respectively.

Note 2. Significant Accounting Policies

Cash and Cash Equivalents:

     Cash and cash equivalents include highly liquid investments with original maturities of three months or less. At September 30, 2011, cash and cash equivalents primarily consisted of cash deposits held in one major U.S. financial institution. At September 30, 2011, approximately 69% of the Company’s cash and cash equivalents were held with one major financial institution in the United States with the remainder held in foreign banks or foreign currency denominated accounts. The Company maintains cash balances in bank accounts that normally exceed FDIC insured limits. As of September 30, 2011, cash and cash equivalents held in the United States exceeded federally insured limits by approximately $670. The Company has not experienced any losses related to its cash concentration.

Trade Accounts Receivable:

     Trade accounts receivable are stated at the invoiced amount, less allowances for doubtful accounts, which approximates fair value given their short-term nature. Collectability of trade accounts receivable is regularly reviewed and is based upon managements’ knowledge of customers and compliance with credit terms. The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. Activity related to the allowance for doubtful accounts for years ended September 30, 2011 and 2010 consisted of the following:

	September 30,	September 30,
	2011	2010
Beginning balance	$150	$246
Charges to bad debt expense	75	69
Write-offs, recoveries and
adjustments	(21)	(165)
Ending balance	$204	$150

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

Property, Plant and Equipment:

     Property, plant and equipment are stated at cost, net of accumulated depreciation. Plant and equipment is depreciated using the straight-line method over the estimated useful lives of the assets. The principal estimated lives are: 31.5 years for buildings, 5 to 12 years for machinery and equipment, and 3 to 5 years for office furniture and equipment. Maintenance and repairs are expensed as incurred.

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

Product Warranty:

     The Company establishes a product warranty liability based on a percentage of product sales. The liability is based on historical return rates of products and amounts for significant and specific warranty issues, and is included in accrued expenses on the accompanying consolidated balance sheets. Warranty is limited to a specified time period, mileage or hours of use, and varies by product, application and customer. The Company has recorded a liability, which in the opinion of management, is adequate to cover such warranty costs. Warranty payments can vary significantly from year to year depending on the timing of the settlement of warranty claims with various customers. Following is a reconciliation of the changes in the Company’s warranty liability for the years ended September 30, 2011, 2010 and 2009.

Year ended September 30,	2011	2010	2009
Balance at beginning of period	$1,578	$751	$762
Payments	(1,215)	(557)	(995)
Warranty claims accrued	713	1,384	984
Balance at end of period	$1,076	$1,578	$751

     The increase in warranty payments between fiscal 2010 and 2011 primarily relates to the timing of payments of warranty claims related to one customer, which were accrued during fiscal 2010.

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

Earnings (Losses) Per Share:

     Basic earnings per share (“EPS”) is computed by dividing net earnings available to common stockholders by the weighted-average number of common shares outstanding which has been modified to include the effects of all participating securities (unvested restricted stock awards with a right to receive dividends) as prescribed by the two-class method, during the period. Diluted EPS is computed similarly, but reflects the potential dilution that would occur if dilutive options were exercised and restricted stock awards were vested. Basic and diluted EPS were calculated under the treasury method for the years ended September 30, 2010 and 2009, as no participating securities (restricted stock awards) were granted prior to the year ended September 30, 2011.

     Following is a reconciliation of basic EPS and diluted EPS:
	Year Ended
	September 30,

	2011	2010	2009
Basic EPS:
Net income (loss)	$3,334	$1,377	$(2,009)
Less: Dividends paid and income attributable to
participating securities	(9)	-	-
Net income (loss) available to common stockholders	$3,325	$1,377	$(2,009)
Basic weighted average shares outstanding	7,296,490	7,276,544	7,315,343
Basic earnings per share	$0.46	$0.19	$(0.27)

Diluted EPS:
Net income (loss) available to common stockholders	$3,325	$1,377	$(2,009)
Basic weighted average shares outstanding	7,296,490	7,276,544	7,315,343
Effect of dilutive securities	174,725	111,395	-
Diluted weighted average shares outstanding	7,471,215	7,387,939	7,315,343
Diluted earnings per share	$0.45	$0.19	$(0.27)

     At September 30, 2011, 2010 and 2009, the Company had stock options covering 188,406, 425,232 and 598,769 shares, respectively, which were not considered in the diluted EPS calculation since they would have been antidilutive.

Share Based Compensation:

     The Company uses the Black-Scholes option pricing model to value its stock option grants and intrinsic value for restricted stock grants. Share-based compensation expense is recognized on a straight-line basis over the requisite service period, which equals the vesting period. When determining share-based compensation expense for stock options, the Black-Scholes option pricing model takes into account highly subjective and complex assumptions. The expected life of options granted is derived from the vesting period of the award, as well as historical exercise behavior, and represents the period of time that options granted are expected to be outstanding. Expected volatilities are based on historical volatility looking back over a period equal to the expected life. The risk-free interest rate is equal to the U.S. Treasury constant maturity with a remaining term equal to the expected life of the option on the date of grant. The Company is required to estimate forfeitures in calculating the expense related to share-based compensation. In addition, the Company is also required to reflect the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash inflow.

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

Recently Adopted Accounting Standards:

     In June 2011, the FASB issued authoritative guidance that revises the manner in which entities present comprehensive income in their financial statements. The guidance requires entities to report comprehensive income in either a single, continuous statement or two separate but consecutive statements. This guidance will become effective for fiscal years beginning after December 15, 2011; however, the Company has early adopted this guidance as of the end of its fiscal 2011 reporting period as permitted by the guidance. The adoption of this new guidance had no impact on the Company’s consolidated financial condition and results of operations.

     In May 2011, the FASB issued authoritative guidance to amend the fair value measurement and disclosure requirements. The guidance requires the disclosure of quantitative information about unobservable inputs used, a description of the valuation processes used and a qualitative discussion around the sensitivity of the measurements. The guidance will become effective for the Company at the beginning of its second quarter of fiscal 2012. The Company expects adoption to have no impact on the Company’s consolidated financial condition and results of operations.

Note 3. Inventories

     Inventories consist of the following at September 30:

	2011	2010
Raw material	$8,549	$5,767
Work in process	62	55
Finished goods	2,723	1,690
	$11,334	$7,512

Note 4. Property, Plant and Equipment

     Property, plant and equipment consist of the following at September 30:

	2011	2010
Land and land improvements	$828	$828
Buildings	4,936	4,537
Machinery and equipment	15,123	13,587
Office furniture, computers & software	5,420	5,216
Construction in progress	1,862	1,475
	28,169	25,643
Less accumulated depreciation	(18,723)	(16,618)
	$9,446	$9,025

     Depreciation expense for the years ended September 30, 2011, 2010 and 2009 was $2,263, $2,137 and $1,996, respectively.

Note 5. Accrued expenses

     Accrued expenses consist of the following at September 30:

	2011	2010
Environmental liability	$869	$900
Accrued product warranty	1,076	1,578
Accrued compensation and benefits	2,262	1,962
Income tax payable	750	522
Other	579	736
	$5,536	$5,698

     For further discussion related to the Company’s environmental liability, product warranty liability and income tax payable, refer to Notes 10, 2 and 9, respectively.

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

     Financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2011 included cash and cash equivalents of $1,339, which were considered level 1 assets. We use a market approach to determine the fair value of cash and cash equivalents, which include highly liquid investments with original maturities of three months or less. There were no assets and liabilities measured at fair value on a nonrecurring basis as of September 30, 2011.

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

     The revolving loan facility provides for $8,000 in borrowing capacity and is secured by substantially all the assets of the Company. Borrowings under the revolving loan facility are subject to a borrowing base equal to 75% of eligible accounts receivables and 50% of eligible inventories. Interest rates under the new agreement are based on the election of the Company of either a LIBOR rate or at Prime rate. Under the LIBOR rate option, the revolving loan facility will bear interest at the LIBOR rate plus 2.25% per annum for borrowings under the revolving loan facility. Fees under the loan agreement include an unused line fee of .15% per annum on the unused portion of the revolving loan facility. The Company is subject to certain quarterly and annual financial covenants under the revolving loan facility. At September 30, 2011, the Company was in compliance with all its financial covenants.

     As of September 30, 2011, the Company’s balance on the U.S. revolving loan facility is $800. In January 2011, the Company became a guarantor for its subsidiary in India for a line of credit up to $1,660, of which $775 was outstanding as of September 30, 2011. The line of credit of the Company’s India subsidiary also expires on June 30, 2012. The full guarantee of $1,660 reduces the Company’s borrowing capacity under the revolving loan with U.S. Bank by the same amount.

     The Company had available under its revolving credit facility $5,540 at September 30, 2011.

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

Pension Plans

     The following table reflects the changes in the projected benefit obligation, the fair value of plan assets, and the determination of the amounts recognized in the consolidated balance sheets for the Company’s pension plans at September 30:

	Salaried Plan		Hourly Plan
September 30,	2011	2010	2011	2010
Accumulated benefit obligation	$5,446	$5,494	$9,831	$9,898
Change in projected benefit obligation:
Benefit obligation at beginning of year	$5,494	$5,254	$9,898	$9,146
Service cost	-	-	54	49
Interest cost	265	279	479	486
Actuarial loss	46	296	(30)	785
Benefits paid	(359)	(335)	(570)	(568)

Benefit obligation at end of year	$5,446	$5,494	$9,831	$9,898

Change in plan assets:
Fair value of plan assets at beginning of year	$3,455	$3,409	$5,662	$5,288
Actual return on plan assets	28	285	81	467
Employer contributions	327	96	715	475
Benefits paid	(359)	(335)	(570)	(568)

Fair value of plan assets at end of year	$3,451	$3,455	$5,888	$5,662

Funded status at end of year	$(1,995)	$(2,039)	$(3,943)	$(4,236)

     Weighted-average assumptions used to determine benefit obligations at September 30:

	Salaried Plan		Hourly Plan
	2011	2010	2011	2010
Discount rate	5.00%	5.00%	5.00%	5.00%
Rate of compensation increase	-	-	-	-

     The amounts included in accumulated other comprehensive losses that have not yet been recognized in net periodic benefit cost as of September 30, 2011 and 2010 consist of the following:

	Salaried Plan		Hourly Plan
	2011	2010	2011	2010
Actuarial loss	$3,394	$3,305	$5,848	$5,832
Prior service cost	-	-	4	18
	$3,394	$3,305	$5,852	$5,850

     Amounts in fiscal 2012 that will be amortized from accumulated other comprehensive loss into net periodic benefit cost include the following:

	Salaried	Hourly
	Plan	Plan
Actuarial loss	$141	$194
Prior service cost	-	4
	$141	$198

     Net periodic benefit cost for the years ended September 30 includes the following:

	Salaried Plan			Hourly Plan
Year ended September 30:	2011	2010	2009	2011	2010	2009
Service cost	$-	$-	$-	$54	$49	$59
Interest cost	265	279	340	479	486	555
Expected return on plan assets	(206)	(220)	(301)	(328)	(349)	(464)
Amortization of prior service cost	-	-	-	14	14	17
Curtailment	-	-	-	-	-	-
Recognized net actuarial loss	136	131	114	200	179	341

Net periodic benefit cost	$195	$190	$153	$419	$379	$508

     Weighted-average assumptions used to determine Net Periodic Benefit Cost for the years ended September 30:

	Salaried Plan			Hourly Plan
	2011	2010	2009	2011	2010	2009
Discount rate	5.00%	5.50%	6.97%	5.00%	5.50%	6.97%
Expected return on plan assets	7.50%	6.75%	6.75%	7.50%	6.75%	6.75%
Rate of compensation increase	-	-	-	-	-	-

     The overall expected long-term rate of return assumptions for fiscal 2011 were developed using historical and future return expectations of multiple asset classes, which were analyzed to develop a risk-free real rate of return and risk premiums for each asset class. The overall rate for each asset class was developed by combining a long-term inflation component, the risk-free real rate of return, and the associated risk premium. The weighted average rate was developed based on those overall rates and the target asset allocation of the plan.

Plan Assets:

     The Company’s overall investment strategy is to build an efficient, well-diversified portfolio based on a long-term, strategic outlook of investment markets. The investment market outlook utilizes both historical-based and forward-looking return forecasts to establish future return expectations for various asset classes. These return expectations are then used to develop a core asset allocation based on the needs of the plan. The core asset allocation utilizes multiple investment managers in order to maximize the plan’s return while minimizing risk. The target allocations for plan assets are 30% equity securities, 60% debt securities, and 10% real estate investments. Equity securities primarily include investments in large-cap funds primarily located in the United States but also include investments in US small/mid-cap funds as well as international equity funds. Debt securities primarily consist of corporate bond funds.

     The fair value of the Company’s salaried pension plan asset allocations at September 30, 2011, by asset class are as follows:

		Salaried Plan - Fair Value Measurements at September 30, 2011
		Quoted Prices in
		Active Markets for	Significant	Significant
		Identical Assets or	Observable	Unobservable
		Liabilities	Inputs	Inputs
Asset Class	Total	(Level 1)	(Level 2)	(Level 3)
Equity securities:
U.S. large cap funds	$570	$-	$570	$-
U.S. mid cap funds	69	-	69	-
U.S. small cap funds	70	-	70	-
International funds	366	-	366	-
WMCO stock	307	307	-	-
Fixed income securities:	1,879	-	1,879	-
Real estate securities:	190	-	190	-

Total	$3,451	$307	$3,144	$-

     The fair value of the Company’s salaried pension plan asset allocations at September 30, 2010, by asset class are as follows:

		Salaried Plan - Fair Value Measurements at September 30, 2010
		Quoted Prices in
		Active Markets for	Significant	Significant
		Identical Assets or	Observable	Unobservable
		Liabilities	Inputs	Inputs
Asset Class	Total	(Level 1)	(Level 2)	(Level 3)
Equity securities:
U.S. large cap funds	$922	$-	$922	$-
U.S. mid cap funds	90	-	90	-
U.S. small cap funds	88	-	88	-
International funds	292	-	292	-
WMCO stock	264	264	-	-
Fixed income securities:	1,623	-	1,623	-
Real estate securities:	176	-	40	136

Total	$3,455	$264	$3,055	$136

     The fair value of the Company’s hourly pension plan asset allocations at September 30, 2011, by asset class are as follows:

		Hourly Plan - Fair Value Measurements at September 30, 2011
		Quoted Prices in
		Active Markets for	Significant	Significant
		Identical Assets or	Observable	Unobservable
		Liabilities	Inputs	Inputs
Asset Class	Total	(Level 1)	(Level 2)	(Level 3)
Equity securities:
U.S. large cap funds	$982	$-	$982	$-
U.S. mid cap funds	119	-	119	-
U.S. small cap funds	120	-	120	-
International funds	632	-	632	-
WMCO stock	470	470	-	-
Fixed income securities:	3,237	-	3,237	-
Real estate securities:	328	-	328	-
Total	$5,888	$470	$5,418	$-

     The fair value of the Company’s hourly pension plan asset allocations at September 30, 2010, by asset class are as follows:

		Hourly Plan - Fair Value Measurements at September 30, 2010
		Quoted Prices in
		Active Markets for	Significant	Significant
		Identical Assets or	Observable	Unobservable
		Liabilities	Inputs	Inputs
Asset Class	Total	(Level 1)	(Level 2)	(Level 3)
Equity securities:
U.S. large cap funds	$1,517	$-	$1,517	$-
U.S. mid cap funds	149	-	149	-
U.S. small cap funds	145	-	145	-
International funds	482	-	482	-
WMCO stock	427	427	-	-
Fixed income securities:	2,666	-	2,666	-
Real estate securities:	276	-	67	209
Total	$5,662	$427	$5,026	$209

     The following table represents a reconciliation of the beginning and ending balances of the fair value measurements using significant unobservable inputs (Level 3):

	Fair Value Measurements
	Using Significant Unobservable Inputs (Level 3)
	Real Estate Fund
	Salaried Plan	Hourly Plan
Balance at September 30, 2009	$129	$198
Actual return on plan assets	7	11
Purchases, sales and settlements	-	-
Balance at September 30, 2010	136	209
Actual return on plan assets	(19)	(63)
Purchases, sales and settlements	29	79
Transfer out of Level 3 to Level 2	(146)	(225)
Balance at September 30, 2011	$-	$-

     A portion of the real estate fund shown in the above tables was classified as a Level 3 asset through the second quarter of fiscal 2011, at which time it was then classified as a Level 2 asset. This fund was classified as a Level 3 asset for fair value purposes due to temporary withdrawal limitations on this fund. The withdrawal limitations were removed as of the end of the second quarter of fiscal 2011, resulting in this fund becoming a Level 2 asset.

     Cash Flows:

     The Company expects to recognize $587 in expense in fiscal 2012 related to its pension plans and make payments of $1,146 in fiscal 2012.

     Based on current data and assumptions, the following benefit payments, which reflect expected future service, as appropriate, are expected to be paid over the next 10 fiscal years:

	Benefit Payments
Year ending:	Salaried Plan	Hourly Plan
2012	$380	$630
2013	370	640
2014	360	640
2015	380	630
2016	370	630
Years 2017-2021	1,970	3,310

Post Retirement Plan

     The following table sets forth the changes in benefit obligation and the determination of the amounts recognized in the consolidated balance sheets for the Post Retirement Plan at September 30:

	2011	2010
Change in benefit obligation:
Benefit obligation at beginning of year	$2,631	$2,819
Service cost	1	1
Interest cost	126	149
Actuarial gain	(187)	(109)
Benefits paid	(239)	(229)
Other	-	-

Benefit obligation at end of year	$2,332	$2,631

Change in plan assets:
Fair value of plan assets at beginning of year	$-	$-
Employer contributions	239	229
Benefits paid	(239)	(229)

Fair value of plan assets at end of year	$-	$-

Funded status at end of year	$(2,332)	$(2,631)

     Weighted-average assumptions used to determine benefit obligations at September 30:

	2011	2010
Discount rate	5.00%	5.00%
Rate of compensation increase	-	-

     The amounts included in accumulated other comprehensive losses that have not yet been recognized in net periodic benefit cost as of September 30, 2011 and 2010 consist of the following:

	2011	2010
Actuarial loss	$167	$362
Prior service credit	(332)	(468)
Transition obligation	39	58
	$(126)	$(48)

     Amounts in fiscal 2012 that will be amortized from accumulated other comprehensive loss into net periodic benefit cost include the following:

Actuarial loss	$1
Prior service credit	(136)
Transition obligation	20
$(115)

     Net periodic post retirement benefit cost for the years ended September 30 included the following:

Year ended September 30:	2011	2010	2009
Service cost	$1	$1	$3
Interest cost	126	149	222
Amortization	(109)	(102)	(95)

Net periodic post retirement benefit cost	$18	$48	$130

     Weighted-average assumptions used to determine net post retirement benefit cost for the years ended September 30:

	2011	2010	2009
Discount rate	5.00%	5.50%	6.80%

     Based on current data and assumptions, the following benefit payments, which reflect expected future service, as appropriate, are expected to be paid over the next 10 fiscal years:

Benefit
Year ending:	Payments
2012	$201
2013	193
2014	180
2015	181
2016	177
Years 2017-2021	823

     The assumed health care cost trend rate used in measuring the benefit obligation ranged between 4.0%-8.0% in the first year, declining gradually to 4.0%-5.0% in 2018 and thereafter.

     If the assumed medical costs trends were increased by 1%, the benefit obligation as of September 30, 2011 would increase by $205, and the aggregate of the services and interest cost components of the net post retirement benefit cost would be increased by $10. If the assumed medical costs trends were decreased by 1%, the benefit obligation as of September 30, 2011 would decrease by $177, and the aggregate of the services and interest cost components of the net post retirement benefit cost would be decreased by $9.

Other Benefit Plans

     The Company sponsors a matching 401(k) plan for salaried employees and certain union employees, in which eligible employees may elect to contribute a portion of their compensation. The Company suspended the employer match in March 2009 as part of its actions to more closely align operating costs with reduced sales volumes. The employer match was reinstated effective October 1, 2009. Employer matching contributions in fiscal 2011, 2010 and 2009 were $264, $252 and $129, respectively.

     In December 2008, the Company adopted the 2008 Deferred Compensation Plan (the “Plan”). The purpose of the Plan is to (i) provide deferred compensation to select senior management employees of the Company (“Eligible Executives”) and members of the Company’s board of directors, (ii) permit Eligible Executives to elect to defer a percentage of their base compensation and/or bonus compensation, and (iii) permit members of the Company’s board of directors to elect to defer a portion of their board fees. The initial Eligible Executives are Patrick W. Cavanagh, President and Chief Executive Officer, and Dennis E. Bunday, Executive Vice President and Chief Financial Officer. As of September 30, 2011, Mr. Cavanagh and Mr. Bunday have been awarded and have had interest accrued to their accounts on an un-funded, fully-vested basis deferred compensation totaling $298 and $83, respectively. Payment of the deferred compensation is based on participant elections and terminations and it is not possible to schedule as of September 30, 2011.

Note 9. Income Taxes

     The provision for income tax expense is as follows for the years ended September 30:

	2011	2010	2009
Current:
Federal	$685	$701	$(1,312)
State	57	(11)	(18)
Foreign	283	168	97
	1,025	858	(1,233)
Deferred:
Federal	313	(448)	(69)
State	141	36	(233)
Foreign	(40)	(108)	(142)
	414	(520)	(444)

Total	$1,439	$338	$(1,677)

     The reconciliation between the effective tax rate and the statutory federal tax rate on income in fiscal 2011 and 2010 or a loss in fiscal 2009 as a percent is as follows:

Provision	2011	2010	2009
Statutory federal income tax rate	34.0%	34.0%	34.0%
State taxes, net of federal income tax benefit	2.7	2.5	3.6
Change in deferred tax assets due to change
in state tax law and rate	1.7	(2.8)	2.1
Impact of foreign income taxed at lower tax
rates	(3.5)	(19.0)	9.5
Effect of change in valuation allowance	(2.0)	(2.4)	(1.3)
Share based compensation	3.6	12.3	(3.7)
Section 199 deduction	(2.1)	(2.8)	(1.4)
Research and development credits	(4.0)	(1.7)	2.1
Other	(0.3)	(0.4)	0.6
	30.1%	19.7%	45.5%

     At September 30, 2011, the Company had recorded an income tax payable of $750, which is included in accrued expenses in the accompanying consolidated balance sheets.

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 2011 and 2010 are as follows:

	2011	2010
Deferred tax assets:
Inventories	$222	$169
Warranty liability	386	577
Accrual for compensated absences	130	139
Share based compensation	575	472
Accrual for retiree medical benefits	802	927
Loss from investment in affiliate (Ajay Sports, Inc.)	3,878	3,911
Tax gain on sale/leaseback	653	659
Accrued environmental obligations	323	337
Accrued other liabilities	590	570
Pension plan comprehensive loss adjustment	1,914	2,160
State net operating loss carry-forwards	92	144
Foreign net operating loss carry-forwards	316	-
Other	75	56

Total deferred tax assets	9,956	10,121
Less valuation allowance	(5,404)	(5,199)

Deferred tax assets, net of valuation allowance	4,552	4,922

Deferred tax liabilities:
Plant and equipment	524	502
Net deferred income tax assets	$4,028	$4,420

Current deferred income tax assets	$1,737	$1,870
Long-term deferred income tax assets	8,530	8,519
Long-term deferred income tax liabilities	(835)	(770)
Valuation allowance	(5,404)	(5,199)
	$4,028	$4,420

     At September 30, 2011, the Company has approximately $2,191 of state net operating loss carry-forwards, which are available to the Company in certain state tax jurisdictions and begin to expire in 2016, if not utilized. As of September 30, 2011, the Company also has approximately $1,055 of Indian net operating loss carry-forwards, which begin to expire in 2019, if not utilized. The Company has recorded a valuation allowance against foreign and state net operating losses that it does not believe are more-likely-than-not to be utilized.

     As of September 30, 2011, the Company had no unrecognized tax benefits, interest or penalties. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense.

     Following is a reconciliation of the Company’s unrecognized tax benefits at September 30:

	2011	2010	2009
Beginning Balance	$69	$81	$104
Reductions for tax positions of prior years	(69)	(12)	(23)
Ending Balance	$-	$69	$81

     During the third quarter of fiscal 2011, the Company settled with the Internal Revenue Service on all outstanding examination issues for the tax year September 30, 2008. The settlement did not have a material adverse effect on the Company’s results of operations. The Company is not currently under examination in any other states or foreign jurisdictions.

     The Company is subject to income taxes in the United States and foreign jurisdictions. The Company is no longer subject to U.S. federal, state or foreign income tax examinations for tax years ended before September 30, 2009, September 30, 2007 and December 31, 2006, respectively. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses or tax credits were generated and carried forward, and make adjustments up to the amount of the net operating loss or credit carry-forward amount.

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

     The Company’s subsidiary in China is entitled to a five-year tax holiday, pursuant to which it was exempted from paying the enterprise income tax for calendar 2007, the year in which it first had positive earnings, and calendar 2008. Additionally, the Company is subject to reduced enterprise income tax rates of 10%, 11% and 12% for the calendar years 2009, 2010 and 2011, respectively. The income tax benefit of the tax holiday for the years ended September 30, 2011 and September 30, 2010 was $377 and $198, respectively. The tax holiday for the Company’s China subsidiary expires at the end of calendar 2011 and will revert to the full statutory tax rate of 25% beginning in 2012.

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

     The soil and groundwater at the Company’s Portland, Oregon facility contains certain contaminants, which were deposited from approximately 1968 through 1995. Some of this contamination has migrated offsite to neighboring properties. The Company has retained an environmental consulting firm to investigate the extent of the contamination and to determine what remediation will be required and the associated costs. During fiscal 2004, the Company entered into the Oregon Department of Environmental Quality’s voluntary clean-up program. As of September 30, 2011, the total liability recorded for the clean-up is $869 and is recorded in accrued expenses in the accompanying consolidated balance sheet. The Company asserted and filed a contractual indemnity claim against Dana Corporation (“Dana”), from which it acquired the property, and contribution claims against the other prior owner of the property as well as businesses previously located on the property (including Blount, Inc. (“Blount”) and Rosan, Inc. (“Rosan”)) under the Federal Superfund Act and the Oregon Cleanup Law. During 2008, the Company entered into a settlement agreement with Dana, Blount and Rosan under which it received total cash payments from Dana, Blount and Rosan of $735, and shares of Dana stock equal to approximately $337 at the time of settlement, and assumed the full obligation to, and risks associated with, completing the remediation. In November 2011, subsequent to the Company’s fiscal year end, the State of Oregon Department of Environmental Quality (the “DEQ”) has adjusted its Risk Based Concentration (“RBC”) levels. The Company is currently evaluating the impact of the new standards on the remediation activities that may be required. Based on a preliminary evaluation, it appears the new standards may reduce, but not eliminate, the amount of remediation required, which would result in a reduction in the Company’s environmental liability in fiscal 2012.

     In 2004, the Company, together with Ford Motor Company, was named as a co-defendant in a product liability case (Cuesta v. Ford, et al), brought in the Oklahoma State District Court in Bryant, Oklahoma. The complaint sought, among other things, Class Action status. During the second quarter of fiscal 2010 the Company entered into a settlement agreement between and among Ford and the plaintiff group and recorded a $775 expense for the full settlement and release of all claims. The $775 was paid in the fourth quarter of fiscal 2010 and the claim has been fully dismissed.

     The Company leases certain facilities under non-cancelable operating leases. In addition, the Company leases certain equipment used in their operations. Future minimum lease payments under all non-cancelable operating leases are approximately as follows for annual periods ending September 30,

2012	$661
2013	225
2014	16
Total	$902

     Rent expense under operating leases was $801, $648 and $623 for the years ended September 30, 2011, 2010 and 2009, respectively.

Note 11. Share-Based Compensation

     The Company currently has two qualified equity compensation plans. At the February 24, 2010 Annual Meeting, our stockholders approved the adoption of the 2010 Restated Stock Option Plan (the "Employee Plan"), which amended, restated and renamed the Company’s 1993 Restated Stock Option Plan and provides for issuance of either incentive stock options or restricted stock. The Employee Plan reserves an aggregate of 1,170,000 shares of the Company’s common stock for issuance under the plan. These shares may be granted to employees, officers and directors of and consultants to the Company. Under the terms of the Employee Plan, the Company may grant “incentive stock options” or “non-qualified options” with an exercise price of not less than the fair market value on the date of grant or restricted stock. Options granted under the Employee Plan have a vesting schedule determined by the Compensation Committee of the Board of Directors. Stock options expire ten years after the date of grant. The Employee Plan also permits the Compensation Committee to establish the terms of each award made under the plan and allows the committee to vary from the plan’s standard terms under circumstances the committee deems appropriate. Our stockholders also approved the adoption of the 2010 Restated Formula Stock Option Plan for non-employee Directors (the “Formula Plan”), which amended, restated and renamed the Company’s 1995 Formula Stock Option Plan. The Formula Plan reserves an aggregate of 106,666 shares of the Company’s common stock for the issuance of stock options. These shares may be granted to non-employee directors of the Company. Under this plan the non-employee directors are each automatically granted 1,666 options at a price equal to the market value on the date of grant, which is the date of the Annual Meeting of Stockholders each year, exercisable for 10 years after the date of the grant. These options are exercisable as to 25% of the shares thereby on the date of grant and as to an additional 25%, cumulatively on the first, second and third anniversaries of the date of grant.

     Stock option and restricted stock activity during the periods indicated under the Employee Plan is as follows:

			Weighted
	Shares Available	Shares Subject	Average
	For Grant	To Options	Grant Prices
Outstanding at September 30, 2008	123,867	588,041	$9.00
Exercised	-	(41,666)	3.96
Forfeited	13,416	(13,416)	10.91

Outstanding at September 30, 2009	137,283	532,959	9.35
Newly authorized	300,000	-
Granted	(287,010)	287,010	8.54
Exercised	-	(15,833)	4.63
Forfeited	3,499	(3,499)	12.06

Outstanding at September 30, 2010	153,772	800,637	9.14
Granted	(107,600)	107,600	10.92
Exercised	-	(5,520)	8.26
Forfeited	45,973	(45,973)	11.98

Outstanding at September 30, 2011	92,145	856,744	$9.22

     Stock option activity during the periods indicated under the Formula Plan is as follows:

			Weighted
	Shares Available	Shares Subject	Average
	For Grant	To Options	Grant Prices
Outstanding at September 30, 2008	28,354	57,480	$10.83
Granted	(9,996)	9,996	5.13
Forfeited	1,666	(1,666)	16.13

Outstanding at September 30, 2009	20,024	65,810	9.83
Newly authorized	20,000	-
Granted	(9,996)	9,996	7.92
Forfeited	1,666	(1,666)	12.75

Outstanding at September 30, 2010	31,694	74,140	9.51
Granted	(9,996)	9,996	11.11

Outstanding at September 30, 2011	21,698	84,136	$9.70

Stock Options

     Information regarding outstanding stock options as of September 30, 2011 is as follows:

		Weighted	Weighted Average
	Number of	Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value
Outstanding at September 30, 2010	874,777	$9.17	6.5 years	$1,300
Granted	9,996	11.11
Exercised	(5,520)	8.26
Cancelled/Forfeited	(45,173)	11.98
Outstanding at September 30, 2011	834,080	$9.05	5.4 years	$2,467
Exercisable at September 30, 2011	604,223	$8.80	4.4 years	$2,003

     The aggregate intrinsic value (the intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option) in the table above represents pre-tax intrinsic value that would have been realized if all options had been exercised on the last business day of the period indicated, based on the Company’s closing stock price on that day. The intrinsic value of all stock options exercised during the years ended September 30, 2011, 2010 and 2009 was $32, $67 and $138, respectively. Cash received from the exercise of stock options for the years ended September 30, 2011, 2010 and 2009 was $29, $73 and $165, respectively.

     The following table summarizes information about stock options under both plans outstanding at September 30, 2011:

	Options Outstanding			Options Exercisable
	Number	Weighted
	Outstanding	Average	Weighted	Number	Weighted
Range of	at	Remaining	Average	Exercisable at	Average
Exercise	September 30,	Contractual	Exercise	September 30,	Exercise
Prices	2011	Life – Years	Price	2011	Price
$3.96 – 7.20	342,486	2.6	$5.78	339,990	$5.78
7.92 – 11.50	303,188	8.2	8.58	117,972	8.71
12.24 – 18.05	188,406	5.9	15.75	146,261	15.89
$3.96 – 18.05	834,080	5.4	$9.05	604,223	$8.80

     At September 30, 2010 and 2009, 529,892 and 417,629 options, respectively, were exercisable at weighted average exercise prices of $8.53 and $7.76 per share, respectively.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants issued during the years ended September 30, 2011, 2010 and 2009.

	2011	2010	2009
Risk-free interest rate	2.91%	2.60%	2.03%
Expected dividend yield	4.32%	0%	0%
Expected term	7.4 years	6.5 years	5.8 years
Expected volatility	45%	45%	46%

     Using the Black-Scholes methodology, the total value of options granted during the years ended September 30, 2011, 2010 and 2009, was $35, $1,217 and $23, respectively, which would be amortized over the vesting period of the options. The weighted average grant date fair value of stock options granted during the years ended September 30, 2011, 2010 and 2009 was $3.48, $4.10 and $2.32 per share, respectively.

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

Restricted Stock

     Information regarding outstanding restricted stock awarded under the Employee Plan as of September 30, 2011 is as follows:

		Weighted
		Average Grant
	Shares	Date Fair Value
Outstanding at September 30, 2010	-	$-
Granted	107,600	10.92
Cancelled/Forfeited	(800)	10.75
Outstanding at September 30, 2011	106,800	$10.92
Vested at September 30, 2011	-	$-

     The restricted stock in the above table was granted to employees under the Employee Plan and vest over a four year period from the date of grant. No restricted stock was issued for the year ended September 30, 2010.

Expense Information

     The Company’s share-based compensation expenses were recorded in the following expense categories for the years ended September 30, 2011, 2010 and 2009:

	2011	2010	2009
Cost of sales	$189	$166	$124
Research and development	119	126	79
Selling	96	107	74
Administration	415	508	455
Total share-based compensation expense	$819	$907	$732
Total share-based compensation
expense (net of tax)	$710	$811	$620

     As of September 30, 2011, there was $917 of total unrecognized compensation costs related to non-vested stock options and $956 related to non-vested restricted stock. The unrecognized compensation costs are expected to be recognized over a weighted average period of 2.4 years for non-vested stock options and 3.6 years for non-vested restricted stock.

     Included in the above breakdown of share-based compensation expense and as part of the employment agreement with Patrick W. Cavanagh, President and Chief Executive Officer, the Company has the option to pay Mr. Cavanagh up to 7% of his annual base salary in shares of common stock of the Company. The Compensation Committee exercised that option for each of fiscal years 2011, 2010 and 2009. The Company issued 1,783 shares of restricted common stock at $11.77 per share in fiscal 2011; 2,196 shares of restricted common stock at $8.92 per share in fiscal 2010; and 3,839 shares of restricted common stock at $5.10 per share in fiscal 2009. The restricted stock granted to Mr. Cavanagh as part of his annual base salary was fully vested as the date of grant.

     The Company also elected to pay per their respective employment agreements, $5 of Dennis E. Bunday’s, Executive Vice President and Chief Financial Officer, and $3 of Mark S. Koenen’s, Vice President of Sales and Marketing, salary in common stock of the Company for each of fiscal years 2011, 2010 and 2009. The Company issued 424 and 254 shares, respectively, of restricted common stock at $11.77 per share in fiscal 2011; 560 and 336 shares, respectively, of restricted common stock at $8.92 per share in fiscal 2010; and 979 and 587 shares, respectively, of restricted common stock at $5.10 per share in fiscal 2009. The restricted stock granted to Messrs. Bunday and Koenen as part of their annual base salary was fully vested at the date of grant.

Note 12. Geographic Information

     Geographic information for revenues are allocated between the United States and International countries, depending on whether the shipments are to customers within the United States or located outside the United States. Revenues for each geographic location are as follows:

Year ended September 30,	2011	2010	2009
North America (NAFTA):
United States	$34,055	$30,701	$24,289
Canada	2,657	2,238	2,146
Mexico	2,786	1,840	1,257
	$39,498	$34,779	$27,692
Europe:
Belgium	$5,279	$4,386	$2,411
France	2,440	1,774	1,220
Sweden	2,304	1,488	1,290
Russia	769	418	21
Other	1,780	1,262	995
	$12,572	$9,328	$5,937
Asia:
Korea	$3,388	$3,147	$1,961
China	3,162	2,894	2,086
India	1,166	612	333
Other	1,076	819	473
	$8,792	$7,472	$4,853

Other:	997	687	327
Consolidated net sales	$61,859	$52,266	$38,809

Foreign sales	$27,804	$21,565	$14,520
United States sales	34,055	30,701	24,289
Consolidated net sales	$61,859	$52,266	$38,809

     During the year ended September 30, 2011, the Company operated in three geographic reportable regions and for the years ended September 30, 2010 and 2009, the Company operated in two geographic reportable regions as shown in the table below.

Year ended September 30,	2011	2010	2009
Revenue – External Customers:
United States	$58,373	$49,392	$36,800
China	3,167	2,874	2,009
India	319	-	-
	$61,859	$52,266	$38,809
Revenue – Intersegments:
United States	$960	$1,010	$480
China	17,026	12,504	7,217
Other	552	775	602
Eliminations	(18,538)	(14,289)	(8,299)
	$-	$-	$-
Income before income taxes:
United States	$3,569	$580	$(4,585)
China	2,147	1,180	860
India	(974)	(81)	-
Other	31	36	39
	$4,773	$1,715	$(3,686)
Total assets:
United States	$30,346	$28,213	$31,745
China	6,034	4,967	4,512
India	1,954	859	3
Other	207	166	124
	$38,541	$34,205	$36,384
Long-lived assets:
United States	$7,560	$7,297	$7,823
China	1,315	1,495	1,384
India	892	631	-
Other	16	40	54
	$9,783	$9,463	$9,261

Note 13. Employment Agreements

     In February 2011, the Company entered into an employment agreement with Ken D. Hendrickson, Vice President of Manufacturing when he assumed the position. The contract specifies an initial base salary per year, plus a bonus based on parameters established by the board of directors. The agreement also provides for a one-year severance payment under certain circumstances in the event the Company terminates his employment.

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

     In March 2007, the Company entered into employment agreements with Dennis E. Bunday, its Executive Vice President and Chief Financial Officer and Mark S. Koenen, Vice President of Sales. The contracts specify an initial base salary per year, plus bonuses based on parameters established by the board of directors. The agreements also provide for a one-year severance payment under certain circumstances in the event the Company terminates their employment.

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

Note 14. Stock Repurchase Program

     In October 2008, the Company’s Board of Directors authorized the purchase, from time to time, of up to $5,000 of shares of the Company’s common stock. Repurchases may be made in the open market or through block trades, in compliance with Securities and Exchange Commission guidelines, subject to market conditions, applicable legal requirements and other factors. The Company has no obligation to repurchase shares under the repurchase program and the timing, actual number and price of shares to be purchased will depend on the performance of the Company’s stock price, general market conditions, and various other factors within the discretion of management. As of September 30, 2011, the Company has repurchased 310,893 shares of common stock at a total value of $2,357. The Company purchased no shares under the share repurchase program in fiscal 2011 or 2010.

Note 15. Quarterly Data (unaudited)

     The following table summarizes the Company’s quarterly financial data for the past two fiscal years ended September 30, 2011 and 2010:

	First	Second	Third	Fourth
2011	Quarter	Quarter	Quarter	Quarter	Annual
Net sales	$13,550	$14,786	$16,767	$16,756	$61,859
Cost of sales	9,269	10,372	11,117	11,880	42,638
Gross profit	$4,281	$4,414	$5,650	$4,876	$19,221
Operating expenses	$3,402	$3,918	$3,416	$3,425	$14,161
Net income	$644	$224	$1,505	$961	$3,334
Earnings per common share
Basic	$0.09	$0.03	$0.21	$0.13	$0.46
Diluted	$0.09	$0.03	$0.20	$0.13	$0.45

	First	Second	Third	Fourth
2010	Quarter	Quarter	Quarter	Quarter	Annual
Net sales	$11,709	$12,649	$13,764	$14,144	$52,266
Cost of sales	8,122	9,294	9,714	10,316	37,446
Gross profit	$3,587	$3,355	$4,050	$3,828	$14,820
Operating expenses	$3,059	$4,147	$3,110	$3,280	$13,596
Net income (loss)	$396	$(432)	$903	$510	$1,377
Earnings (loss) per common share
Basic	$0.05	$(0.06)	$0.12	$0.07	$0.19
Diluted	$0.05	$(0.06)	$0.12	$0.07	$0.19

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

     Under the supervision and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting as of September 30, 2011. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on our assessment we believe that, as of September 30, 2011, the Company’s internal control over financial reporting are effective based on those criteria.

     This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting

     There has been no change in the Company’s internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

     Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

     Information with respect to our directors and executive officers is incorporated herein by reference to the sections entitled “Election of Directors” and “Management” in our proxy statement for our 2012 Annual Meeting of Stockholders (the “2012 Proxy Statement”) to be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year ended September 30, 2011.

ITEM 11. EXECUTIVE COMPENSATION

     The section of our 2012 Proxy Statement entitled “Executive Compensation and Other Information” is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The section of our 2012 Proxy Statement entitled “Securities Ownership of Management and Persons Owning More Than Five Percent Of Williams Controls” is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

     The section of our 2012 Proxy Statement entitled “Transactions with Related Persons, Promoters and Certain Control Persons” is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The section of our 2012 Proxy Statement entitled “Independent Registered Public Accounting Firm” is incorporated herein by reference.

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

WILLIAMS CONTROLS, INC.

Date:	December 20, 2011	By	/ s / PATRICK W. CAVANAGH
Patrick W. Cavanagh, Director, President and
Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	December 20, 2011	By	/ s / R. EUGENE GOODSON
R. Eugene Goodson, Chairman of the Board

Date:	December 20, 2011	By	/ s / PATRICK W. CAVANAGH
Patrick W. Cavanagh, Director, President and
Chief Executive Officer

Date:	December 20, 2011	By	/ s / DENNIS E. BUNDAY
Dennis E. Bunday, Executive Vice President,
Chief Financial Officer and
Principal Accounting Officer

Date:	December 20, 2011	By	/ s / H. SAMUEL GREENAWALT
H. Samuel Greenawalt, Director

Date:	December 20, 2011	By	/ s / DOUGLAS E. HAILEY
Douglas E. Hailey, Director

Date:	December 20, 2011	By	/ s / CARLOS P. SALAS
Carlos P. Salas, Director

Date:	December 20, 2011	By	/ s / PETER E. SALAS
Peter E. Salas, Director

Date:	December 20, 2011	By	/ s / DONN J. VIOLA
Donn J. Viola, Director

Williams Controls, Inc.
Exhibit Index

Exhibit
Number	Description
3.01(a)	Certificate of Incorporation of the Registrant, as amended (Incorporated by reference to Exhibit 3.01 (a) to the Registrant’s quarterly report on Form 10-Q for the quarter ended December 31, 2006)

3.01(b)	Certificate of Amendment to Certificate of Incorporation of the Registrant, dated February 27, 1995 (Incorporated by reference to Exhibit 3.01 (b) to the Registrant’s quarterly report on Form 10-Q for the quarter ended December 31, 2006)

3.01(c)	Certificate of Amendment to Certificate of Incorporation of the Registrant, dated October 28, 2004 (Incorporated by reference to Exhibit 3.01 (c) to the Registrant’s quarterly report on Form 10-Q for the quarter ended December 31, 2006)

3.01(d)	Certificate of Amendment to Certificate of Incorporation of the Registrant, dated February 22, 2005 (Incorporated by reference to Exhibit 3.01 (d) to the Registrant’s quarterly report on Form 10-Q for the quarter ended December 31, 2006)

3.01(e)	Certificate of Amendment to Certificate of Incorporation of the Registrant, dated March 2, 2006 (Incorporated by reference to Exhibit 3.01 (e) to the Registrant’s quarterly report on Form 10-Q for the quarter ended December 31, 2006)

3.02	Restated By-Laws of the Registrant as amended July 1, 2002 (Incorporated by reference to Exhibit 3.6 to the Registrant's quarterly report on Form 10-Q, Commission File No. 000-18083, for the quarter ended June 30, 2002)

4.01	Specimen Unit Certificate (including Specimen Certificate for shares of Common Stock and Specimen Certificate for the Warrants) (Incorporated by reference to Exhibits 1.1 and 1.2 to the Registrant's Registration Statement on Form 8-A, Commission File No. 000-18083, filed with the Commission on November 1, 1989)

4.07	Certificate to Provide for the Designation, Preferences, Rights, Qualifications, Limitations or Restrictions Thereof, of the Series C Preferred Stock, 15% Redeemable Non-Convertible Series (Incorporated by reference to the Registrant’s report on Form 8-K, filed on September 29, 2004)

10.01(a)	Form of Indemnification Agreement for H. Samuel Greenawalt (Incorporated by reference to Exhibit 10.1(c) to the Registrant's annual report on Form 10-K for the fiscal year ended September 30, 1993, Commission File No. 0-18083, filed with the Commission on November 1, 1989)

10.01(b)	Form of Indemnification Agreement for Douglas E. Hailey (Incorporated by reference to Exhibit 10.1(a) to the Registrant's quarterly report on Form 10-Q for the quarter ended December 31, 2001)

10.02	The Registrant's 2010 Restated Formula Stock Option Plan for Non-Employee Directors (Incorporated by reference to Appendix A to the Registrant’s Proxy Statement on Schedule 14A, filed with the Commission on January 19, 2010)

10.03	The Registrant's Restated 2010 Restated Stock Option Plan (Incorporated by reference to Appendix B to the Registrant’s Proxy Statement on Schedule 14A, filed with the Commission on January 19, 2010)

10.12	Employment Agreement with Dennis E. Bunday, Executive Vice President and Chief Financial Officer (Incorporated by reference to the Registrant’s report on Form 10-K, filed on December 14, 2007)

10.13	Employment Agreement with Patrick W. Cavanagh, President and Chief Executive Officer (Incorporated by reference to the Registrant’s report on Form 10-K, filed on December 14, 2006)

10.14	Revised Code of Ethics (Incorporated by reference to the Registrant’s report on Form 8-K, filed on October 3, 2006)

10.15	Employment Agreement with Mark S. Koenen, Vice President of Sales and Marketing (Incorporated by reference to the Registrant’s report on Form 10-K, filed on December 14, 2007)

10.16	Employment Agreement with Gary A. Hafner, Vice President of Manufacturing (Incorporated by reference to the Registrant’s report on Form 10-K, filed on December 14, 2007)

10.17	Employment Agreement with Scott J. Thiel, Vice President of Engineering and Development (Incorporated by reference to the Registrant’s report on Form 10-K, filed on December 22, 2010)

10.18	Employment Agreement with Ken D. Hendrickson, Vice President of Manufacturing (Filed herewith)

21.01	Schedule of Subsidiaries (Filed Herewith)

23.01	Consent of Moss Adams LLP, Independent Registered Public Accounting Firm (Filed herewith)

31.01	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) (Filed herewith)

31.02	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) (Filed herewith)

32.01	Certification of Patrick W. Cavanagh Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Certification of Dennis E. Bunday Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002