Form 10-Q
period 2011-12-31
WILLIAMS CONTROLS INC
filed 2012-02-10
CIK 854860

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2011

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

Yes ☐ No ☒

The number of shares outstanding of the registrant's common stock as of January 31, 2012: 7,307,788

Williams Controls, Inc.

December 31, 2011

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Williams Controls, Inc.

Condensed Consolidated Balance Sheets

(Dollars in thousands, except share and per share information)

(Unaudited)

	December 31, 2011	September 30, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$1,448	$1,339
Trade accounts receivable, net	10,398	10,561
Other accounts receivable	835	944
Inventories	10,872	11,334
Deferred income taxes	847	847
Prepaid expenses and other current assets	702	552
Total current assets	25,102	25,577

Property, plant and equipment, net	9,088	9,446
Deferred income taxes	3,192	3,181
Other assets, net	360	337
Total assets	$37,742	$38,541

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Revolving loan facility	$2,616	$1,575
Accounts payable	4,405	5,599
Accrued expenses	4,722	5,536
Current portion of employee benefit obligations	201	201
Total current liabilities	11,944	12,911

Long-term Liabilities:
Employee benefit obligations	7,923	8,069
Other long-term liabilities	129	126

Commitments and contingencies

Stockholders’ Equity:
Preferred Stock ($.01 par value, 50,000,000 authorized) Series C (No shares were issued and outstanding at December 31, 2011 and September 30, 2011)	—	—
Common stock ($.01 par value, 12,500,000 authorized; 7,307,788 and 7,302,339 issued and outstanding at December 31, 2011 and September 30, 2011, respectively)	73	73
Additional paid-in capital	38,708	38,521
Accumulated deficit	(10,983)	(11,108)
Treasury stock (332,593 shares at December 31, 2011 and September 30, 2011)	(2,734)	(2,734)
Accumulated other comprehensive loss	(7,318)	(7,317)
Total stockholders’ equity	17,746	17,435
Total liabilities and stockholders’ equity	$37,742	$38,541

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

Williams Controls, Inc.

Condensed Consolidated Statements of Operations

(Dollars in thousands, except share and per share information)

(Unaudited)

	Three Months Ended December 31,
	2011	2010
Net sales	$15,509	$13,550
Cost of sales	10,620	9,253
Gross profit	4,889	4,297
Operating expenses:
Research and development	1,118	1,200
Selling	746	671
Administration	1,246	1,547
Total operating expenses	3,110	3,418
Operating income	1,779	879
Other expenses:
Interest expense, net	34	8
Other expense, net	118	38
Total other expenses	152	46
Income before income taxes	1,627	833
Income tax expense	614	189
Net income	$1,013	$644
Net income per common share – basic	$0.14	$0.09
Weighted average shares used in per share calculation – basic	7,304,057	7,290,122
Net income per common share – diluted	$0.13	$0.09
Weighted average shares used in per share calculation – diluted	7,494,174	7,436,184

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

2

Williams Controls, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Dollars in thousands)

(Unaudited)

	Three Months Ended December 31,
	2011	2010
Net income	$1,013	$644
Foreign currency translation adjustments	(1)	43
Comprehensive income	$1,012	$687

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

Williams Controls, Inc.

Condensed Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Three Months Ended December 31,
	2011	2010
Cash flows from operating activities:
Net income	$1,013	$644
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	537	560
Stock based compensation	209	169
Changes in operating assets and liabilities
Receivables, net	272	307
Inventories	462	(649)
Prepaid expenses and other current assets	(150)	(650)
Accounts payable and accrued expenses	(2,012)	(1,257)
Other	(115)	(41)
Net cash provided by (used in) operating activities	216	(917)
Cash flows from investing activities:
Purchases of property, plant and equipment	(260)	(836)
Net cash used in investing activities	(260)	(836)
Cash flows from financing activities:
Net borrowings on revolving loan facility	1,041	250
Cash dividend on common stock	(888)	—
Net proceeds from exercise of stock options	—	26
Net cash provided by financing activities	153	276
Net increase (decrease) in cash and cash equivalents	109	(1,477)
Cash and cash equivalents at beginning of period	1,339	3,016
Cash and cash equivalents at end of period	$1,448	$1,539
Supplemental disclosure of cash flow information:
Income taxes paid	$714	$467
Interest paid	$6	$—

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

Williams Controls, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Three Months ended December 31, 2011 and 2010

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2011. The results of operations for the three months ended December 31, 2011 are not necessarily indicative of the results to be expected for the entire fiscal year.

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions, based upon all known facts and circumstances, that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of issuance of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made; however, actual results may differ materially from these estimates. Estimates are used in accounting for, among other things, allowance for doubtful accounts, excess and obsolete inventory, useful lives for depreciation and amortization, future cash flows associated with impairment testing for long-lived assets, pension and post-retirement medical benefit obligations, product warranty, share-based compensation expense, income taxes and commitments and contingencies.

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. A reclassification of amounts reported in the prior period financial statements has been made to conform to classification used in the current period financial statements. This reclassification did not have any impact on the Company’s financial condition, overall results of operations or cash flows.

Note 2. Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less. At December 31, 2011, the Company had cash and cash equivalents of $1,448 that were measured based on a Level 1 fair value basis and approximately 10% of the Company’s cash and cash equivalents were held with one major financial institution in the United States with the remainder held in foreign banks or foreign currency denominated accounts. The Company maintains cash balances in bank accounts that may exceed FDIC insured limits. As of December 31, 2011, cash and cash equivalents held in the United States did not exceed federally insured limits. The Company has not experienced any losses related to its cash concentration.

Note 3. Trade Accounts Receivable

Trade accounts receivable are presented net of an allowance for doubtful accounts of $213and $204 at December 31, 2011 and September 30, 2011, respectively. Activity related to the allowance for doubtful accounts for the three months ended December 31, 2011 and the year ended September 30, 2011 consist of the following:

	December 31, 2011	September 30, 2011
Beginning balance	$204	$150
Charges to bad debt expense	19	75
Write-offs, recoveries and adjustments, net	(10)	(21)
Ending balance	$213	$204

Note 4. Inventories

Inventories consist of the following:

	December 31, 2011	September 30, 2011
Raw materials	$7,913	$8,549
Work in process	78	62
Finished goods	2,881	2,723
	$10,872	$11,334

Note 5. Accrued Expenses

Accrued expenses consist of the following:

	December 31, 2011	September 30, 2011
Environmental liability	$637	$869
Accrued product warranty	1,048	1,076
Accrued compensation and benefits	1,905	2,262
Income taxes payable	659	750
Other	473	579
	$4,722	$5,536

For further discussion related to the Company’s environmental liability and product warranty liability, refer to Notes 11 and 6, respectively.

Note 6. Product Warranties

The Company establishes a product warranty liability based on a percentage of product sales. The liability is based on historical return rates of products and amounts for significant and specific warranty issues, and is included in accrued expenses in the accompanying condensed consolidated balance sheets. Warranty is limited to a specified time period, mileage or hours of use, and varies by product, application and customer. The Company has recorded a liability, which in the opinion of management, is adequate to cover such warranty costs. Warranty payments can vary significantly from quarter to quarter and year to year depending on the timing of the settlement of warranty claims with various customers. Following is a reconciliation of the changes in the Company’s warranty liability for the three months ended December 31, 2011 and the year ended September 30, 2011.

	December 31, 2011	September 30, 2011
Beginning balance	$1,076	$1,578
Payments	(195)	(1,215)
Additional accruals	167	713
Ending balance	$1,048	$1,076

The decrease in warranty payments between fiscal 2012 and 2011 primarily relates to the timing of payments of warranty claims related to one customer in fiscal 2011, which were accrued during fiscal 2010.

Note 7. Debt

In June 2010, the Company entered into a revolving loan facility with U.S. Bank, which expires on June 30, 2012. The revolving loan facility provides for $8,000 in borrowing capacity and is secured by substantially all the assets of the Company. Borrowings under the revolving loan facility are subject to a borrowing base equal to 75% of eligible accounts receivables and 50% of eligible inventories. Interest rates under the agreement are based on the election of the Company of either a LIBOR rate or at Prime rate. The Company is subject to certain quarterly and annual financial covenants under the revolving loan facility. At December 31, 2011, the Company was in compliance with all its financial covenants.

As of December 31, 2011, the Company’s balance on the U.S. revolving loan facility is $1,835. In January 2011, the Company became a guarantor for its subsidiary in India for a line of credit up to $1, 563, of which $781was outstanding as of December 31, 2011. The line of credit of the Company’s India subsidiary also expires on June 30, 2012. The full guarantee of $1, 563 reduces the Company’s borrowing capacity under the revolving loan with U.S. Bank by the same amount.

The Company had available under its revolving credit facility $4,602 at December 31, 2011.

Note 8. Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net earnings available to common stockholders by the weighted-average number of common shares outstanding, which has been modified to include the effects of all outstanding participating securities (unvested restricted stock awards with a right to receive dividends) as prescribed by the two-class method, during the period. Diluted EPS is computed similarly, but reflects the potential dilution that would occur if dilutive options were exercised and restricted stock awards were vested.

Following is a reconciliation of basic EPS and diluted EPS:

	Three Months Ended December 31,
	2011	2010
Basic EPS:
Net income	$1,013	$644
Less: Dividends paid and income attributable to participating securities	(14)	—
Net income available to common stockholders	$999	$644
Basic weighted average shares outstanding	7,304,057	7,290,122
Basic earnings per share	$0.14	$0.09

Diluted EPS:
Net income available to common stockholders	$999	$644
Basic weighted average shares outstanding	7,304,057	7,290,122
Effect of dilutive securities	190,117	146,062
Diluted weighted average shares outstanding	7,494,174	7,436,184
Diluted earnings per share	$0.13	$0.09

For the three months ended December 31, 2011 and 2010, the Company had stock options covering 197,202 and 210,122 shares, respectively, which were not considered in the diluted EPS calculation since they would have been antidilutive.

Note 9. Employee Benefit Plans

Pension Plans

Disclosures regarding the components of net periodic benefit cost and contributions of pension plans are required for interim financial statement purposes and are included below:

Components of Net Periodic Benefit Cost:
	Salaried Employees Plan		Hourly Employees Plan
	Three Months Ended December 31,		Three Months Ended December 31,
	2011	2010	2011	2010
Service cost	$—	$—	$12	$13
Interest cost	66	66	119	120
Expected return on plan assets	(45)	(51)	(90)	(81)
Amortization of prior service cost	—	—	1	3
Amortization of loss	35	34	49	50
Net periodic benefit cost	$56	$49	$91	$105

During the three months ended December 31, 2011 and 2010, the Company contributed $214 and $146, respectively, to the pension plans. The Company expects total contributions to its pension plans for the remainder of fiscal 2012 to be $931.

Post Retirement Medical Plan

Disclosures regarding the components of net periodic benefit cost and contributions of the Company’s post-retirement medical plan are required for interim financial statements and are included below. The Company did not make any contributions to the post-retirement medical plan for the three months ended December 31, 2011 and 2010.

Components of Net Periodic Benefit Cost:
	Post-Retirement Plan
	Three Months Ended December 31,
	2011	2010
Service cost	$—	$—
Interest cost	28	31
Amortization	(29)	(27)
Net periodic benefit cost	$(1)	$4

Note 10. Income Taxes

As of December 30, 2011, the Company had no unrecognized tax benefits, interest or penalties.

The Company’s subsidiary in China is entitled to a five-year tax holiday, pursuant to which it was exempted from paying the enterprise income tax for calendar year 2007, the year in which it first had positive earnings, and calendar year 2008. Additionally, the Company is eligible for reduced enterprise income tax rates of 10%, 11% and 12% for the calendar years 2009, 2010 and 2011, respectively. The income tax benefit of the tax holiday for the three months ended December 31, 2011 and 2010 were $45 and $46, respectively. The per share effect of the tax holiday on a fully diluted basis for the same periods was $0.01. The tax holiday for the Company’s China subsidiary expired at the end of calendar 2011 and will revert to the full statutory tax rate of 25% beginning in calendar 2012.

Note 11. Commitments and Contingencies

The Company and its subsidiaries are parties to various pending judicial and administrative proceedings arising in the ordinary course of business. The Company’s management and legal counsel have reviewed the probable outcome of these proceedings, the costs and expenses reasonably expected to be incurred, the availability and limits of the Company’s insurance coverage, and the Company’s established liabilities. While the outcome of the pending proceedings cannot be predicted with certainty, based on its review, management believes that any unrecorded liability that may result will not have a material adverse effect on the Company’s liquidity, financial condition or results of operations.

The soil and groundwater at the Company’s Portland, Oregon facility contains certain contaminants, which were deposited from approximately 1968 through 1995. Some of this contamination has migrated offsite to neighboring properties. The Company has retained an environmental consulting firm to investigate the extent of the contamination and to determine what remediation will be required and the associated costs. During fiscal 2004, the Company entered into the Oregon Department of Environmental Quality’s (“DEQ”) voluntary clean-up program. In November 2011, the DEQ adjusted its Risk Based Concentration (“RBC”) levels. The Company performed an evaluation of the effect of the adjusted RBC levels and recorded a $225 reduction to its environmental liability during the first quarter of fiscal 2012. As of December 31, 2011, the total liability recorded is $637 and is recorded in accrued expenses in the accompanying condensed consolidated balance sheet.

Note 12. Share Based Compensation

The Company currently has two qualified stock plans: the 2010 Restated Stock Option Plan (the "Employee Plan") and the 2010 Restated Formula Stock Option Plan for non-employee Directors (the “Formula Plan”). Under the terms of the Employee Plan, the Company may grant incentive stock options or non-qualified options, both of which must have an exercise price of not less than the fair market value on the date of grant, or restricted stock. Under the terms of the Formula plan, non-employee directors are each automatically granted 1,666 options at a price equal to the market value on the date of grant, which is the date of the Annual Meeting of Stockholders each year.

Stock Options

Information regarding outstanding stock options as of December 31, 2011 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at September 30, 2011	834,080	$9.05	5.4 years	$2,467
Cancelled/Forfeited	(2,880)	11.65
Outstanding at December 31, 2011	831,200	$9.04	5.2 years	$2,558
Exercisable at December 31, 2011	626,188	$8.81	4.3 years	$2,122

The aggregate intrinsic value in the table above represents pre-tax intrinsic value that would have been realized if all options had been exercised on the last business day of the period indicated, based on the Company’s closing stock price on that day. The aggregate intrinsic value of options outstanding and options exercisable at December 31, 2010 was $2,297 and $1,795, respectively. No stock options were exercised during the three months ended December 31, 2011. The intrinsic value of all stock options exercised during the three months ended December 31, 2010 was $8 and the cash received from these exercises was $26.

There were no stock options granted during the three months ended December 31, 2011 and 2010.

Restricted Stock

Information regarding outstanding restricted stock awards as of December 31, 2011 is as follows:

	Shares	Weighted Average Grant Date Fair Value

Outstanding at September 30, 2011	106,800	$10.92
Vested	(7,350)	10.75
Outstanding at December 31, 2011	99,450	$10.94

The restricted stock in the above table was granted to employees under the Employee Plan and vests over a four-year period from the date of grant. No restricted stock was issued for the three months ended December 31, 2011.

Expense Information

The Company’s share-based compensation expenses were recorded in the following expense categories for the three months ended December 31, 2011 and 2010:

	Three Months Ended December 31,
	2011	2010
Cost of sales	$34	$34
Research and development	32	33
Selling	27	21
Administration	116	81
Total share-based compensation expense	$209	$169
Total share-based compensation expense (net of tax)	$169	$148

As of December 31, 2011 there was $786 of total unrecognized compensation costs related to non-vested stock options and $894 related to non-vested restricted stock. The unrecognized compensation costs are expected to be recognized over a weighted average period of 2.2 years for non-vested stock options and 3.4 years for non-vested restricted stock.

Note 13. Enterprise-wide Information

During the three months ended December 31, 2011 and 2010, the Company operated in three geographic reportable regions. The following table summarizes income statement activities for each geographic reportable region.

	Three Months Ended December 31,
	2011	2010
Revenue – External Customers:
United States	$14,630	$12,695
China	729	855
India	150	—
	$15,509	$13,550
Revenue – Intersegments:
United States	$63	$190
China	3,372	3,844
Other	224	130
Eliminations	(3,659)	(4,164)
	$—	$—
Income before income taxes:
United States	$1,526	$287
China	348	665
India	(246)	(118)
Other	(1)	(1)
	$1,627	$833

Williams Controls, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in thousands, except share and per share amounts)

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include all statements other than those that expressly connote an assertion of historical fact. Among others, this report includes forward looking statements that describe our plans and intentions regarding future courses of action and the possible outcomes of those intentions, and that set forth our expectations regarding our prospective financial condition, results of operations, and cash flows. Forward-looking statements can sometimes be identified by the use of forward-looking terminology, such as “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “continue,” “plans,” and “intends.” Although we believe that the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are subject to risks and uncertainties that could cause us to deviate from our current plans, and could cause our actual results to differ materially from those indicated by the forward-looking statements. Some of the known factors that could cause us to deviate from current plans or could cause our results to fall short of expectations include: our ability to maintain positive relationships with key customers; the concentration of our sales revenues among a limited number of large customers; our status as a component manufacturer and the resulting impact on our revenues of demand for vehicles and equipment in which our products are installed; the effect of products liability lawsuits that directly affect us and that indirectly impact us because of their effect on the automotive and equipment industries generally; the impact of foreign currency exchange rates on our gross income; the impact of federal monetary and trade policies that impact the market for our products; our ability to comply with U.S. and foreign laws applicable to our overseas operations; and the status of our relationships with our employees and organized labor force. These risks and uncertainties are beyond our control and, in many cases; we cannot predict the risks and uncertainties that could cause our actual results to differ materially from those indicated by the forward-looking statements. Some of the factors that may cause our actual results in future periods to differ materially from those currently expected or desired because of a number of risks and uncertainties include, but are not limited to, those risks discussed in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

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

As we move forward in fiscal 2012 and beyond, we plan to continue to work closely with our existing and potential customers to design and develop new products and adapt existing products to new applications, and to improve the performance, reliability and cost-effectiveness of our products.

Critical Accounting Policies and Estimates

Management's discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, sales, cost of sales and expenses and related disclosure of contingent assets and liabilities. We evaluate our estimates on an on-going basis. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no significant changes to the Company’s critical accounting policies and estimates as described in the Company’s Annual Report on Form 10-K for the year ended September 30, 2011.

Results of Operations

Financial Summary

(Dollars in Thousands)

	Three Months Ended December 31,
	2011	2010	Percent Change
Net sales	$15,509	$13,550	14.5%
Cost of sales	10,620	9,253	14.8%
Gross profit	4,889	4,297	13.8%
Research and development	1,118	1,200	(6.8)%
Selling	746	671	11.2%
Administration	1,246	1,547	(19.5)%
Operating income	$1,779	$879	102.4%
As a percentage of net sales:
Cost of sales	68.5%	68.3%
Gross margin	31.5%	31.7%
Research and development	7.2%	8.9%
Selling	4.8%	5.0%
Administration	8.0%	11.4%
Operating income	11.5%	6.5%

Net sales increased to $15,509 for the first quarter of fiscal 2012, up 14.5% compared to the first quarter of fiscal 2011. However, net sales were down 7.4% compared to the fourth quarter of fiscal 2011. Our first quarter typically has fewer shipping days due to regularly scheduled holiday shutdowns by several of our NAFTA and European customers as well as a holiday shutdown in our Portland, Oregon facility, resulting in lower net sales. Worldwide sales of heavy trucks and off-road equipment generally increased in the first quarter of fiscal 2012 when compared to the first quarter of fiscal 2011. Additionally, we introduced several new products during fiscal 2011 and those new product and program introductions contributed approximately $750 of additional sales in the first quarter of fiscal 2012. While we continue to closely monitor all of our costs, we remain committed to spending on new product development and technology for existing and new customers.

Comparative – Three months ended December 31, 2011 and 2010

			Percent Change
For the Three Months Ended December 31:	2011	2010	2010 to 2011
Net sales	$15,509	$13,550	14.5%

Net sales increased $1,959 in the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011. The increase in sales primarily results from an increase in NAFTA truck sales of 58% when compared to the first quarter of fiscal 2011, due to continued improvements in the economic environment and freight hauling industry. Offsetting the increase in NAFTA truck sales were decreases in European truck sales of 28% over the prior year first quarter due primarily to timing of shipments to one European customer. In addition, sales to Asian truck customers decreased 57% over the prior year quarter primarily due to timing of orders with one customer in Korea. We do not believe these decreases to be representative of any long-term changes in those customers’ market shares or expected level of future orders. Worldwide off-road sales increased 35% for the quarter ended December 31, 2011 with increases in all markets due to both improving markets for off-road products and new product introductions by the Company to serve that market.

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

			Percent Change
For the Three Months Ended December 31:	2011	2010	2010 to 2011
Cost of sales	$10,620	$9,253	14.8%

Cost of sales includes raw materials, freight and duties, warranty, wages and benefits, depreciation and amortization, production utilities, shipping and production supplies, repairs and maintenance, production facility property insurance, and other production overhead.

As a percent of sales, cost of sales remained relatively flat between quarters. As anticipated, material costs were higher in the first quarter of fiscal 2012 due to several components increasing in price over the prior year first quarter, including die cast components and rare earth magnets. It is likely that component pricing for several components will be higher throughout fiscal 2012 as compared to fiscal 2011. Offsetting these increases in component pricing were reductions in manufacturing overhead costs as a percentage of sales, primarily due to higher sales volumes to distribute fixed overhead costs. In addition, freight and duty costs were up on a quarter over quarter basis, due to increased sales volumes and higher expedited freight costs due to some delivery timing difficulties by one of our major suppliers. The higher expedited freight costs due to the supplier delivery issues were approximately $105 during the first quarter of fiscal 2012. Warranty costs were down $90 quarter over quarter.

			Percent Change
For the Three Months Ended December 31:	2011	2010	2010 to 2011
Gross profit	$4,889	$4,297	13.8%

Gross profit was $4,889, or 31.5% of net sales in the first quarter of fiscal 2012, an increase of $592 compared to the gross profit of $4,297, or 31.7% of net sales, in the comparable fiscal 2011 period.

The increase in gross profit in the first quarter of fiscal 2012 is primarily driven by the 14.5% net increase in sales of electronic throttle systems to our heavy truck and off-road customers. When comparing the first quarter of fiscal 2012 with the comparable period in fiscal 2011, manufacturing overhead costs were down in actual dollar value and as a percentage of sales. Overall, manufacturing overhead costs decreased primarily due to reductions in depreciation, repairs and maintenance and employee pension and medical benefit costs.

			Percent Change
For the Three Months Ended December 31:	2011	2010	2010 to 2011
Research and development	$1,118	$1,200	(6.8)%

Research and development expenses decreased $82 when compared to the comparable period in fiscal 2011. The Company’s research and development expenditures generally will fluctuate based on the programs and products under development at any given point in time, and that fluctuation often does not necessarily coincide with sales cycles. Research and development expenses decreased primarily due to timing of engineering project expenses and travel costs. Overall, we expect research and development expenses to increase slightly over fiscal 2011 levels due to continued efforts to design new products.

			Percent Change
For the Three Months Ended December 31:	2011	2010	2010 to 2011
Selling	$746	$671	11.2%

Selling expenses increased $75 when compared to the comparable period in fiscal 2011. The increase is primarily due to additions to our European sales team in late fiscal 2011 and an overall increase in travel expenses between quarters.

			Percent Change
For the Three Months Ended December 31:	2011	2010	2010 to 2011
Administration	$1,246	$1,547	(19.5)%

Administration expenses decreased $301 for the first quarter of fiscal 2012 when compared to the first quarter of fiscal 2011, primarily due to the first quarter of fiscal 2012 including a reduction of $225 related to our environmental liability and the first quarter of fiscal 2011 including $150 related to professional service fees associated with a potential acquisition that the Company considered but ultimately decided to terminate during due diligence. In November 2011, the State of Oregon Department of Environmental Quality adjusted its Risk Based Concentration (“RBC”) levels and based on these revised RBC levels, we performed an evaluation of the effect on our environmental clean-up project, which resulted in a reduction of our liability. For further information regarding our environmental liability, refer to Note 11 to the condensed consolidated financial statements. Offsetting these reductions in administration expense was an increase in taxes and filing fees in China related to new government construction and education taxes as well as costs associated with our India facility which began production at the beginning of the third quarter of fiscal 2011.

			Percent Change
For the Three Months Ended December 31:	2011	2010	2010 to 2011
Other expense	$118	$38	210.5%

Other expense was $118 in the first three months of fiscal 2012, compared to $38 in the first three months of fiscal 2011. Other expense in the first three months of fiscal 2012 primarily consisted of foreign currency losses due to changes in Indian exchange rates and an $18 gain from the extinguishment of old outstanding accounts payable balances of various insolvent subsidiaries. Other expense in the first three months of fiscal 2011 primarily consisted of foreign currency losses due to changes in exchange rates.

			Percent Change
For the Three Months Ended December 31:	2011	2010	2010 to 2011
Income tax expense	$614	$189	224.9%

Income tax expense reflects an effective tax rate of 37.7% for the quarter ended December 31, 2011 compared to an effective tax rate of 22.7% for the quarter ended December 31, 2010.  The effective tax rate fluctuations are primarily due to the jurisdictions in which pretax income is earned and income tax rate differences between the domestic and foreign jurisdictions. The increase in tax rate between quarters is primarily due to the expiration of the Company’s tax holiday in China. Our tax rate in China will revert to the full statutory rate of 25% beginning in calendar year 2012. In addition, we continue to record a valuation allowance against our Indian subsidiary’s deferred tax assets as we determined we have not met the more-likely-than-not recognition threshold.

Income tax expense was positively affected by $45 and $46, respectively, as a result of a tax holiday in China during the three months ended December 31, 2011 and December 31, 2010.

Financial Condition, Liquidity and Capital Resources

At December 31, 2011, we had cash and cash equivalents of $1,448. During the first quarter of fiscal 2012, we paid a quarterly cash dividend under our quarterly dividend program initiated in the second quarter of fiscal 2011 at $0.12 per share totaling $888. We had $4,602 available under our revolving loan facility as of December 31, 2011. Although no assurances can be given, we believe that our $1,448 in cash plus available borrowings under our revolving loan facility will be adequate to meet our working capital needs throughout the remainder of the fiscal year. However, were we to require additional borrowing capacity, we may be unable to locate such capacity on acceptable terms or at all.

During the first quarter of fiscal 2012, operating activities generated cash of $216 compared to a use of cash of $917 in the first quarter of fiscal 2011. Net income plus non-cash charges for depreciation and stock based compensation contributed $1,759 in the first quarter of fiscal 2012 compared to $1,373 in the first quarter of fiscal 2011.

Changes in working capital items used cash of $1,543 in the first quarter of fiscal 2012 compared to a use of cash of $2,231 in the first quarter of fiscal 2011. The decrease in receivables in both the first quarter of 2012 and 2011 is primarily due to lower sales volumes in the first quarter which usually has fewer shipping days as compared to sales volumes in the preceding fourth quarter of the prior year and to a lesser degree timing of collections. Inventories decreased $462 in the first quarter of fiscal 2012 from the fourth fiscal quarter in 2011 compared to an increase of $649 in the first quarter of fiscal 2011 from the fourth fiscal quarter in 2010. Inventories increased during fiscal 2011 due to the start-up of our Indian facility, safety stock and increasing inventory to meet customers’ rapidly escalating delivery schedules. The inventory reduction in the first quarter of fiscal 2012 related to reducing some safety stock and more closely balancing inventory requirements with sales mix. Accounts payable and accrued expenses decreased in the first quarter of fiscal 2012 from the fourth fiscal quarter in 2011, primarily due to timing of payments on accounts payable and increased seasonal payments over the fourth fiscal quarter of 2011. Accounts payable and accrued expenses decreased in the first quarter of fiscal 2011 from the fourth fiscal quarter in 2010, primarily due to timing of payments on accounts payable, increased seasonal payments over the fourth fiscal quarter of 2010 and a reduction in our warranty provision of $392 related to payments to one customer for prior warranty claims. Cash flows from operations for the three months ended December 31, 2011 included payments to our pension plans of $214 compared to $146 for the three months ended December 31, 2010. We believe it is likely we will continue to generate positive cash from operations, however, depending on the continued uncertainty in the world-wide economic market, we could experience periods of negative cash flow from operations.

Cash used in investing activities was $260 for the three months ended December 31, 2011 and $836 for the three months ended December 31, 2010 and was comprised solely of purchases of equipment for both periods. We expect our cash use for investing activities to increase throughout fiscal year 2012 as we continue to make purchases of capital equipment. We currently anticipate spending approximately $2,500 in capital expenditures for fiscal 2012.

Cash generated from financing activities was $153 for the quarter ended December 31, 2011, compared to $276 for the quarter ended December 31, 2010. Cash generated from financing activities for the first quarter of fiscal 2012 primarily relates to net borrowings on our revolving loan facility of $1,041 substantially offset by payment of dividends of $888 related to the cash dividend of $0.12 per share to stockholders of record as of December 19, 2011. Cash generated from financing activities for the first quarter of fiscal 2011 relates to net borrowings on our revolving loan facility of $250 and proceeds from the exercise of stock options of $26.

Contractual Obligations as of December 31, 2011

At December 31, 2011, our contractual obligations consisted of operating lease obligations and a license agreement. We did not have any material letters of credit, or debt guarantees outstanding at December 31, 2011. Maturities of these contractual obligations consist of the following:

	Payments due by period
	Total	Less than 1 year	1 – 3 years	3 – 5 years
Operating leases	$731	$538	$193	$—
MMT license - minimum royalties	228	78	150	—
Revolving loan facility	2,616	2,616	—	—
	$3,575	$3,232	$343	$—

Certain liabilities, including those related to our pension and post-retirement benefit plans, are reported in the accompanying condensed consolidated balance sheets but are not reflected in the table above due to the absence of stated maturities. We have net obligations at December 31, 2011 related to our pension plans and post-retirement medical plan of $5,870 and $2,254, respectively. We funded $214 to our pension plans during the first quarter of fiscal 2012 and $146 during the first quarter of fiscal 2011. We expect to make payments to our pension plans of $931 throughout the rest of fiscal 2012.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and changes in the market value of investments.

Interest Rate Risk

The Company has a revolving loan facility with U.S. Bank, which expires on June 30, 2012.

As of December 31, 2011, there was an outstanding balance of $2,616 on the revolving loan. The Company does not believe a hypothetical 10% change in end of period interest rates or changes in future interest rates on these variable rate obligations would have a material effect on its financial position, results of operations, or cash flows. The Company has not hedged its exposure to interest rate fluctuations.

Foreign Currency Risk:

We sell our products to customers in the heavy truck, transit bus and off-road equipment industries. For the three months ended December 31, 2011 and 2010, the Company had foreign sales of approximately 38% and 49% of net sales, respectively. All worldwide sales in the first three months of fiscal 2012 and 2011, with the exception of $879 and $855, respectively, were denominated in U.S. dollars. We have a manufacturing facility in Suzhou, China and sales offices in Shanghai, China and Munich, Germany and during fiscal 2010 we established a manufacturing facility in Pune, India. We purchase components internationally for use in both our products whose sales are denominated in U.S. dollars and for products whose sales are denominated in other currencies. Although the Company is expanding its international exposure, it does not believe that changes in future exchange rates would have a material effect on its financial position, results of operations, or cash flows at this time. As a result, the Company has not entered into forward exchange or option contracts for transactions to hedge against foreign currency risk. The Company will continue to assess its foreign currency risk as its international operations, international purchases and sales increase.

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

Changes in Internal Controls

There has been no change in the Company’s internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no significant changes in risk factors for the quarter ended December 31, 2011. See the information set forth in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

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

WILLIAMS CONTROLS, INC.

Date: February 10, 2012	/s/ PATRICK W. CAVANAGH
Patrick W. Cavanagh
President and Chief Executive Officer

Date: February 10, 2012	/s/ DENNIS E. BUNDAY
Dennis E. Bunday
Chief Financial Officer

