Form 10-Q
period 2012-03-31
WILLIAMS CONTROLS INC
filed 2012-05-08
CIK 854860

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2012

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

1

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes ☐ No ☒

The number of shares outstanding of the registrant's common stock as of April 30, 2012: 7,332,750

2

Williams Controls, Inc.

March 31, 2012

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Williams Controls, Inc.

Condensed Consolidated Balance Sheets

(Dollars in thousands, except share and per share information)

(Unaudited)

	March 31, 2012	September 30, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$1,281	$1,339
Trade accounts receivable, net	10,913	10,561
Other accounts receivable	836	944
Inventories	9,225	11,334
Deferred income taxes	847	847
Prepaid expenses and other current assets	564	552
Total current assets	23,666	25,577

Property, plant and equipment, net	8,875	9,446
Deferred income taxes	3,135	3,181
Other assets, net	344	337
Total assets	$36,020	$38,541

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Revolving loan facility	$1,488	$1,575
Accounts payable	4,322	5,599
Accrued expenses	4,367	5,536
Current portion of employee benefit obligations	201	201
Total current liabilities	10,378	12,911

Long-term Liabilities:
Employee benefit obligations	7,488	8,069
Other long-term liabilities	131	126

Commitments and contingencies

Stockholders’ Equity:
Preferred Stock ($.01 par value, 50,000,000 authorized) Series C
(No shares were issued and outstanding at March 31, 2012 and September 30, 2011)	—	—
Common stock ($.01 par value, 12,500,000 authorized; 7,332,750 and 7,302,339 issued and outstanding at March 31, 2012 and
September 30, 2011, respectively)	73	73
Additional paid-in capital	38,857	38,521
Accumulated deficit	(10,979)	(11,108)
Treasury stock (332,593 shares at March 31, 2012 and September 30, 2011)	(2,734)	(2,734)
Accumulated other comprehensive loss	(7,194)	(7,317)
Total stockholders’ equity	18,023	17,435
Total liabilities and stockholders’ equity	$36,020	$38,541

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

Williams Controls, Inc.

Condensed Consolidated Statements of Income

(Dollars in thousands, except share and per share information)

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
Net sales	$16,831	$14,786	$32,340	$28,335
Cost of sales	11,836	10,340	22,456	19,593
Gross profit	4,995	4,446	9,884	8,742
Operating expenses:
Research and development	1,279	1,170	2,397	2,370
Selling	723	706	1,470	1,376
Administration	1,429	2,075	2,674	3,622
Total operating expenses	3,431	3,951	6,541	7,368
Operating income	1,564	495	3,343	1,374

Other (income) expenses:
Interest expense, net	38	15	72	23
Other (income) expense, net	(11)	3	108	41
Total other expenses	27	18	180	64
Income before income taxes	1,537	477	3,163	1,310
Income tax expense	642	253	1,255	442
Net income	$895	$224	$1,908	$868
Net income per common share – basic	$0.12	$0.03	$0.26	$0.12
Weighted average shares used in per share calculation – basic	7,321,315	7,293,187	7,312,638	7,291,638
Net income per common share – diluted	$0.12	$0.03	$0.25	$0.12
Weighted average shares used in per share calculation – diluted	7,502,045	7,465,390	7,498,366	7,452,047

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

5

Williams Controls, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
Net income	$895	$224	$1,908	$868
Change in pension liability adjustment, net of tax ($41) in 2012	71	—	71	—
Foreign currency translation adjustments	53	$34	52	77
Comprehensive income	$1,019	$258	$2,031	$945

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

Williams Controls, Inc.

Condensed Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Six Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income	$1,908	$868
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,067	1,109
Stock-based compensation	408	421
Changes in operating assets and liabilities
Receivables, net	(244)	(956)
Inventories	2,109	(1,147)
Prepaid expenses and other current assets	(12)	(493)
Accounts payable and accrued expenses	(2,555)	(961)
Other	(371)	(306)
Net cash provided by (used in) operating activities	2,310	(1,465)
Cash flows from investing activities:
Purchases of property, plant and equipment	(502)	(1,662)
Net cash used in investing activities	(502)	(1,662)
Cash flows from financing activities:
Net borrowings (payments) on revolving loan facility	(87)	1,240
Cash dividend on common stock	(1,779)	—
Net proceeds from exercise of stock options	—	29
Net cash provided by (used in) financing activities	(1,866)	1,269
Net decrease in cash and cash equivalents	(58)	(1,858)
Cash and cash equivalents at beginning of period	1,339	3,016
Cash and cash equivalents at end of period	$1,281	$1,158
Supplemental disclosure of cash flow information:
Income taxes paid	$1,656	$723
Interest paid	$24	$17

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

Williams Controls, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Three and Six Months ended March 31, 2012 and 2011

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2011. The results of operations for the three and six months ended March 31, 2012 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

Note 2. Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less. At March 31, 2012, the Company had cash and cash equivalents of $1,281 that were measured based on a Level 1 fair value basis and approximately 10% of the Company’s cash and cash equivalents were held with one major financial institution in the United States with the remainder held in foreign banks or foreign currency denominated accounts. The Company maintains cash balances in bank accounts that may exceed FDIC insured limits. As of March 31, 2012, cash and cash equivalents held in the United States did not exceed federally insured limits. The Company has not experienced any losses related to its cash concentration.

Note 3. Trade Accounts Receivable

Trade accounts receivable are presented net of an allowance for doubtful accounts of $207 and $204 at March 31, 2012 and September 30, 2011, respectively. Activity related to the allowance for doubtful accounts for the six months ended March 31, 2012 and the full year ended September 30, 2011 consisted of the following:

	March 31, 2012	September 30, 2011
Beginning balance	$204	$150
Charges to bad debt expense	19	75
Write-offs, recoveries and adjustments	(16)	(21)
Ending balance	$207	$204

Note 4. Inventories

Inventories consist of the following:

	March 31, 2012	September 30, 2011
Raw materials	$6,729	$8,549
Work in process	46	62
Finished goods	2,450	2,723
	$9,225	$11,334

 Note 5. Accrued Expenses

Accrued expenses consist of the following:

	March 31, 2012	September 30, 2011
Environmental liability	$625	$869
Accrued product warranty	963	1,076
Accrued compensation and benefits	1,883	2,262
Income tax payable	350	750
Other	546	579
	$4,367	$5,536

For further discussion related to the Company’s product warranty liability and environmental liability, refer to Notes 6 and 11, respectively.

Note 6. Product Warranty

The Company establishes a product warranty liability based on a percentage of product sales. The liability is further adjusted based on historical return rates of products and amounts for significant and specific warranty issues, and is included in accrued expenses in the accompanying condensed consolidated balance sheets. Warranty is limited to a specified time period, mileage or hours of use, and varies by product, application and customer. The Company has recorded a liability, which in the opinion of management, is adequate to cover such warranty costs. Warranty payments can vary significantly from quarter to quarter and year to year depending on the timing of the settlement of warranty claims with various customers. Following is a reconciliation of the changes in the Company’s warranty liability for the six months ended March 31, 2012 and the year ended September 30, 2011.

	March 31, 2012	September 30, 2011
Beginning balance	$1,076	$1,578
Payments	(441)	(1,215)
Additional accruals	328	713
Ending balance	$963	$1,076

    The difference in warranty payments between fiscal 2012 and 2011 primarily relates to a full year of payments for September 30, 2011 compared to six months of payments for March 31, 2012 and to a lesser degree the timing of payments of warranty claims related to one customer in fiscal 2011, which were accrued during fiscal 2010.

Note 7. Debt

In June 2010, the Company entered into a revolving loan facility with U.S. Bank, which matures on June 30, 2012. The revolving loan facility provides for $8,000 in borrowing capacity and is secured by substantially all the assets of the Company. Borrowings under the revolving loan facility are subject to a borrowing base equal to 75% of eligible accounts receivables and 50% of eligible inventories. Interest rates under the new agreement are based on the election of the Company of either a LIBOR rate or at Prime rate. The Company is subject to certain quarterly and annual financial covenants under the revolving loan facility. At March 31, 2012, the Company was in compliance with all of its financial covenants.

As of March 31, 2012, the Company’s balance on the U.S. revolving loan facility is $700. In January 2011, the Company became a guarantor for its subsidiary in India for a line of credit of up to $1,621, of which $788 was outstanding as of March 31, 2012. The line of credit of the Company’s India subsidiary also expires on June 30, 2012. The full guarantee of $1,621 reduces the Company’s borrowing capacity under the revolving loan with U.S. Bank by the same amount.

The Company had available under its revolving credit facility $5,148 at March 31, 2012.

The Company is currently in discussions with U.S. Bank and others for a loan facility to replace the existing loan facilities. Although an agreement has not yet been finalized, the Company believes that it will be able to obtain debt facilities to replace the expiring facilities both in the United States and India prior to June 30, 2012.

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

Following is a reconciliation of basic EPS and diluted EPS:

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
Basic EPS:
Net income	$895	$224	$1,908	$868
Less: Dividends paid and income attributable to participating securities	(11)	(1)	(25)	(2)
Net income available to common stockholders	$884	$223	$1,883	$866
Basic weighted average shares outstanding	7,321,315	7,293,187	7,312,638	7,291,638
Basic earnings per share	$0.12	$0.03	$0.26	$0.12

Diluted EPS:
Net income available to common stockholders	$884	$223	$1,883	$866
Basic weighted average shares outstanding	7,321,315	7,293,187	7,312,638	7,291,638
Effect of dilutive securities	180,730	172,203	185,728	160,409
Diluted weighted average shares outstanding	7,502,045	7,465,390	7,498,366	7,452,047
Diluted earnings per share	$0.12	$0.03	$0.25	$0.12

For the three and six months ended March 31, 2012 and 2011, the Company had stock options covering 204,283 and 214,118 shares, respectively, which were not considered in the diluted EPS calculation since they would have been antidilutive.

Note 9. Employee Benefit Plans

Pension Plans

Disclosures regarding the components of net periodic benefit cost and contributions of pension plans are included below:

Components of Net Periodic Benefit Cost:

	Salaried Employees Plan
	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
Interest cost	$66	$66	$132	$132
Expected return on plan assets	(45)	(51)	(90)	(102)
Amortization of loss	35	34	70	68
Net periodic benefit cost	$56	$49	$112	$98

	Hourly Employees Plan
	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
Service cost	$12	$13	$24	$26
Interest cost	119	120	238	240
Expected return on plan assets	(90)	(81)	(180)	(162)
Amortization of prior service cost	1	3	2	6
Amortization of loss	49	50	98	100
Net periodic benefit cost	$91	$105	$182	$210

During the six months ended March 31, 2012 and 2011, the Company contributed $633 and $614, respectively, to the pension plans. The Company expects total contributions to its pension plans for the remainder of fiscal 2012 to be $507.

Post Retirement Medical Plan

Disclosures regarding the components of net periodic benefit cost and contributions of the Company’s post-retirement medical plan are required for interim financial statements and are included below. The Company did not make any contributions to the post-retirement plan for the six months ended March 31, 2012 and 2011.

Components of Net Periodic Benefit Cost:

	Post-Retirement Plan
	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
Interest cost	$28	$31	$56	$62
Amortization	(29)	(27)	(58)	(54)
Net periodic benefit cost	$(1)	$4	$(2)	$8

Note 10. Income Taxes

As of March 31, 2012, the Company had no unrecognized tax benefits, interest or penalties.

The Company’s subsidiary in China was entitled to a five-year tax holiday, pursuant to which it was exempted from paying the enterprise income tax for calendar year 2007, the year in which it first had positive earnings, and calendar year 2008. Additionally, the Company was eligible for and did receive, reduced enterprise income tax rates of 10%, 11% and 12% for the calendar years 2009, 2010 and 2011, respectively. The income tax benefits of the tax holiday for the six months ended March 31, 2012 and March 31, 2011 were $45 and $98, respectively. The per share effect of the tax holiday on a fully diluted basis for the same periods were $0.01 and $0.01, respectively. The tax holiday for the Company's China subsidiary expired at the end of calendar 2011 and reverted to the full statutory tax rate of 25% beginning in calendar 2012. During the second quarter of fiscal 2012, the Company determined it would not indefinitely reinvest all of its earnings in China and therefore recorded additional U.S. tax expense associated with those earnings.

Note 11. Commitments and Contingencies

The Company and its subsidiaries are parties to various pending judicial and administrative proceedings arising in the ordinary course of business. The Company’s management and legal counsel have reviewed the probable outcome of these proceedings, the costs and expenses reasonably expected to be incurred, the availability and limits of the Company’s insurance coverage, and the Company’s established liabilities. While the outcome of the pending proceedings cannot be predicted with certainty, based on its review, management believes that any unrecorded liability that may result will not have a material effect on the Company’s liquidity, financial condition or results of operations.

The soil and groundwater at the Company’s Portland, Oregon facility contains certain contaminants, which were deposited from approximately 1968 through 1995. Some of this contamination has migrated offsite to neighboring properties. The Company has retained an environmental consulting firm to investigate the extent of the contamination and to determine what remediation will be required and the associated costs. During fiscal 2004, the Company entered into the Oregon Department of Environmental Quality’s (“DEQ”) voluntary clean-up program. In November 2011, the DEQ adjusted its Risk Based Concentration (“RBC”) levels. The Company performed an evaluation of the effect of the adjusted RBC levels and recorded a $225 reduction to its environmental liability during the first quarter of fiscal 2012. As of March 31, 2012, the total liability recorded is $625 and is recorded in accrued expenses in the accompanying condensed consolidated balance sheet.

During the second quarter of fiscal 2011, the Company entered into a complete and final settlement agreement regarding a lawsuit brought by a former Chief Executive Officer of the Company. The total cost of the settlement was $250 and consisted of a cash payment of $200 and issuance of 4,613 shares of common stock. The stock was issued and payment was made during the third quarter of fiscal 2011. The impact of this settlement on the second quarter fiscal 2011 condensed consolidated statement of operations was approximately $100.

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

Stock Options

Information regarding outstanding stock options as of March 31, 2012 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at September 30, 2011	834,080	$9.05	5.4 years	$2,467
Granted	8,330	11.10
Exercised	(38,332)	4.42
Cancelled/Forfeited	(5,634)	10.38
Outstanding at March 31, 2012	798,444	$9.28	5.1 years	$2,262
Exercisable at March 31, 2012	618,786	$9.16	4.4 years	$1,907

The aggregate intrinsic value in the table above represents pre-tax intrinsic value that would have been realized if all options had been exercised on the last business day of the period indicated, based on the Company’s closing stock price on that day. The intrinsic value of all stock options exercised during the three and six months ended March 31, 2012 was $264 with no cash received from these exercises as shares were surrendered to cover the exercise price. The intrinsic value of all stock options exercised during the three and six months ended March 31, 2011 was $9 and the cash received from these exercises was $29.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants issued during the six months ended March 31, 2012 and 2011:

	2012	2011
Expected term	7.6 years	7.4 years
Expected volatility	40%	45%
Risk-free interest rate	1.59%	2.91%
Expected dividend yield	4.32%	4.32%
Estimated average fair value per option granted	$2.87	$3.48

Restricted Stock

Information regarding outstanding restricted stock awards as of March 31, 2012 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at September 30, 2011	106,800	$10.92
Vested	(14,400)	11.09
Nonvested at March 31, 2012	92,400	$10.90

    The restricted stock in the above table was granted to employees under the Employee Plan and vest over a four-year period from the date of grant. No restricted stock was issued during the six months ended March 31, 2012.

Expense Information

The Company’s share-based compensation expenses were recorded in the following expense categories for the three and six months ended March 31, 2012 and 2011:

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
Cost of sales	$33	$100	$67	$134
Research and development	31	29	63	62
Selling	25	23	52	44
Administration	110	100	226	181
Total share-based compensation expense	$199	$252	$408	$421

Total share-based compensation expense (net of tax)	$160	$224	$329	$372

As of March 31, 2012, there was $678 of total unrecognized compensation costs related to non-vested stock options and $832 related to non-vested restricted stock. The unrecognized compensation costs are expected to be recognized over a weighted average period of 2.1 years for non-vested stock options and 3.1 years for non-vested restricted stock.

Note 13. Enterprise-wide Information

During the three and six months ended March 31, 2012 and 2011, the Company operated in three geographic reportable regions. The following table summarizes income statement activities for each geographic reportable region.

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
Revenue – External Customers:
United States	$15,771	$14,100	$30,401	$26,795
China	675	686	1,404	1,540
India	385	—	535	—
	$16,831	$14,786	$32,340	$28,335
Revenue – Intersegments:
United States	$133	$250	$196	$440
China	4,199	3,628	7,571	7,472
Other	196	131	420	261
Eliminations	(4,528)	(4,009)	(8,187)	(8,173)
	$—	$—	$—	$—
Income before income taxes:
United States	$1,140	$237	$2,666	$524
China	645	440	992	1,105
India	(263)	(220)	(509)	(337)
Other	15	20	14	18
	$1,537	$477	$3,163	$1,310

Williams Controls, Inc.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in thousands, except share and per share amounts)

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include all statements other than those that expressly connote an assertion of historical fact. Among others, this report includes forward looking statements that describe our plans and intentions regarding future courses of action and the possible outcomes of those intentions, and that set forth our expectations regarding our prospective financial condition, results of operations, and cash flows. Forward-looking statements can sometimes be identified by the use of forward-looking terminology, such as “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “continue,” “plans,” and “intends.” Although we believe that the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are subject to risks and uncertainties that could cause us to deviate from our current plans, and could cause our actual results to differ materially from those indicated by the forward-looking statements. Some of the known factors that could cause us to deviate from current plans or could cause our results to fall short of expectations include: our ability to maintain positive relationships with key customers; the concentration of our sales revenues among a limited number of large customers; our status as a component manufacturer and the resulting impact on our revenues of demand for vehicles and equipment in which our products are installed; the effect of products liability lawsuits that directly affect us and that indirectly impact us because of their effect on the automotive and equipment industries generally; the impact of foreign currency exchange rates on our gross income; the impact of federal monetary and trade policies that impact the market for our products; our ability to comply with U.S. and foreign laws applicable to our overseas operations; and the status of our relationships with our employees and organized labor force. These risks and uncertainties are beyond our control and, in many cases; we cannot predict the risks and uncertainties that could cause our actual results to differ materially from those indicated by the forward-looking statements. Some of the factors that may cause our actual results in future periods to differ materially from those currently expected or desired because of a number of risks and uncertainties include, but are not limited to, those risks discussed in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

The forward-looking statements are made as of the date hereof, and, except as otherwise required by law, we cannot undertake to update or revise these statements.

Overview

We primarily design, manufacture and sell electronic throttle controls, pneumatic controls and electronic sensors for heavy trucks, transit buses and off-road equipment. We have also recently introduced a line of electronic joysticks and are marketing those primarily to the worldwide off-road market. Electronic throttle controls send a signal proportional to throttle position to adjust the speed of electronically controlled engines. The use of electronically controlled engines is influenced primarily by emissions regulations, because these engines generally produce lower emissions. The original applications of electronic engines and electronic throttle controls were in heavy trucks and transit buses in the United States and Europe in the late 1980s. As a result of the continuing implementation of more stringent emissions standards worldwide, demand for electronically controlled engines and electronic throttle control systems is expanding both geographically and into lower horsepower engines. China, India and Russia are implementing more stringent emissions standards for heavy trucks and transit buses, which we believe will increase the penetration of electronic throttle controls worldwide. Additionally, countries around the world have adopted emissions regulations that we expect will continue to increase the use of electronic throttle controls in off-road equipment. We also produce pneumatic controls and electronic hand controls, which are generally sold to the same customer base as our electronic throttle controls. These pneumatic products are used for vehicle control system applications such as power take-offs, or PTOs, and air-control applications. We believe that the demand for our products will be driven primarily by worldwide emissions legislation and the economic cycles for heavy trucks, transit buses and off-road equipment.

As we move forward in fiscal 2012 and beyond, we plan to continue to work closely with our existing and potential customers to design and develop new products and adapt existing products to new applications, and to improve the performance, reliability and cost-effectiveness of our products.

Critical Accounting Policies and Estimates

Management's discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, sales, cost of sales and expenses and related disclosure of contingent assets and liabilities. We evaluate our estimates on an on-going basis. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies, as described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011, relate to revenue recognition, product warranty, legal, environmental costs, pension and post-retirement benefit obligations, share based compensation expense and income taxes. There have been no material changes to our critical accounting policies since September 30, 2011, except for a change in tax treatment to no longer indefinitely reinvest the foreign earnings of our Chinese subsidiary, which resulted in recording additional U.S. tax expenses in the second quarter of fiscal 2012 associated with earnings to be repatriated back to the United States.

Results of Operations

Financial Summary

(Dollars in Thousands)

	Three Months Ended March 31,			Six Months Ended March 31,
	2012	2011	Percent Change	2012	2011	Percent Change
Net sales	$16,831	$14,786	13.8%	$32,340	$28,335	14.1%
Cost of sales	11,836	10,340	14.5%	22,456	19,593	14.6%
Gross profit	4,995	4,446	12.3%	9,884	8,742	13.1%
Research and development	1,279	1,170	9.3%	2,397	2,370	1.1%
Selling	723	706	2.4%	1,470	1,376	6.8%
Administration	1,429	2,075	(31.1)%	2,674	3,622	(26.2)%

Operating income	$1,564	$495	216.0%	$3,343	$1,374	143.3%

As a percentage of net sales:
Cost of sales	70.3%	69.9%		69.4%	69.3%
Gross margin	29.7%	30.1%		30.6%	30.7%
Research and development	7.6%	7.9%		7.4%	8.2%
Selling	4.3%	4.8%		4.5%	4.9%
Administration	8.5%	14.0%		8.3%	12.8%
Operating income	9.3%	3.3%		10.3%	4.8%

Net sales increased to $16,831 for the second quarter of fiscal 2012, up 13.8% compared to the second quarter of fiscal 2011 and up 8.5% compared to the first quarter of fiscal 2012. The sales increase, both in the current quarter and first six months of fiscal 2012, is due to a combination of generally improving market conditions in the NAFTA market, start-up of our India facility and recent product introductions, particularly in the off-road market. Overall, our gross profit margins have been negatively impacted somewhat by our India start-up, which we expect will continue for the remainder of fiscal 2012. While we continue to closely monitor all of our costs, we remain committed to spending on new product development and technology for existing and new customers.

Comparative – Three months ended March 31, 2012 and 2011

			Percent Change
For the Three Months Ended March 31:	2012	2011	2011 to 2012
Net sales	$16,831	$14,786	13.8%

Net sales increased $2,045 in the second quarter of fiscal 2012 compared to the second quarter of fiscal 2011. Sales to NAFTA truck customers were the most significant factor in the higher sales volumes, with an increase of 46% when compared to the second quarter of fiscal 2011. The NAFTA truck increase was due principally to ongoing improvements in the economic environment and freight hauling industry. European truck sales remained relatively flat between quarters, decreasing 1% from the second quarter of fiscal 2011. Asian truck sales in the second quarter of fiscal 2012 were up 38% over the prior year second quarter, primarily due to increases in sales to Indian, Korean and Japanese truck customers. Service part sales were down 17%, primarily in the NAFTA and European markets. Worldwide off-road sales increased 23% for the quarter ended March 31, 2012 when compared to the prior year second quarter, with increases primarily in the NAFTA and European off-road markets. Asian off-road sales during the quarter were unchanged from last year’s second quarter. The market for off-road products continues to improve and we continue to introduce new products to serve these markets.

We expect that sales of our products generally will continue to vary with future changes in the overall economy, the demand for heavy trucks, transit buses and off-road vehicles in particular and introductions of new products. Additionally, competitive pricing may reduce margins and gross sales.

			Percent Change
For the Three Months Ended March 31:	2012	2011	2011 to 2012
Cost of sales	$11,836	$10,340	14.5%

Cost of sales includes raw materials, freight and duties, warranty, wages and benefits, depreciation and amortization, production utilities, shipping and production supplies, repairs and maintenance, production facility property insurance, and other production overhead.

As a percent of sales, cost of sales remained relatively flat between quarters. As anticipated, material costs were higher in the second quarter of fiscal 2012 due to several components increasing pricing over the prior year quarter, including die cast components and rare earth magnets. It is likely that component pricing for several components will be higher throughout fiscal 2012 as compared to fiscal 2011. As a percent of sales, cost of sales were higher in India than any of the Company’s other regions as that operation continues in its start-up phase, which negatively impacted margins. We are moving aggressively toward our planned localization of the supply base in India, which we believe will improve the operating performance in that region within the next six months. Offsetting these increases in component pricing were reductions in manufacturing overhead costs as a percentage of sales. In addition, freight and duty costs were up slightly on a quarter over quarter basis in line with increased sales volumes and warranty costs remained flat between quarters.

			Percent Change
For the Three Months Ended March 31:	2012	2011	2011 to 2012
Gross profit	$4,995	$4,446	12.3%

Gross profit was $4,995, or 29.7% of net sales in the second quarter of fiscal 2012, an increase of $549 compared to the gross profit of $4,446, or 30.1% of net sales, in the comparable fiscal 2011 period.

The increase in gross profit in the second quarter of fiscal 2012 is primarily driven by the 13.8% net increase in sales of electronic throttle systems to our heavy truck, bus and off-road customers. When comparing the second quarter of fiscal 2012 with the comparable period in fiscal 2011, manufacturing overhead costs were down in actual dollar value and as a percentage of sales. Overall, manufacturing overhead costs decreased primarily due to reductions in depreciation, travel expenses and employee pension and medical benefit costs. The reduction in gross profits as a percentage of sales is due primarily to the India start-up.

			Percent Change
For the Three Months Ended March 31:	2012	2011	2011 to 2012
Research and development	$1,279	$1,170	9.3%

Research and development expenses increased $109 when compared to the comparable period in fiscal 2011. The Company’s research and development expenditures generally will fluctuate based on the programs and products under development at any given point in time and that fluctuation often does not necessarily coincide with sales cycles. Research and development expenses increased primarily due to increased project development and sample costs and an increase in wages expenses offset slightly by reductions in travel and depreciation expenses. Overall, we expect research and development expenses to increase slightly for fiscal 2012 over fiscal 2011 levels due to continued efforts to design new products.

			Percent Change
For the Three Months Ended March 31:	2012	2011	2011 to 2012
Selling	$723	$706	2.4%

Selling expenses increased $17 when compared with the same period in fiscal 2011. The increase is primarily driven by additions to our European sales team in late fiscal 2011, offset slightly by reductions in travel expenses.

			Percent Change
For the Three Months Ended March 31:	2012	2011	2011 to 2012
Administration	$1,429	$2,075	(31.1)%

Administration expenses decreased $646 for the second quarter of fiscal 2012 when compared to the second quarter of fiscal 2011. Administration expenses in the second quarter of fiscal 2011 included $204 in legal fees associated with settlement of an old outstanding claim against the Company by a former employee and $248 related to a potential acquisition that the Company considered but ultimately terminated during due diligence in the second quarter of fiscal 2011. In addition, information technology maintenance costs, travel expenses and employee recruitment expenses decreased in the second quarter of fiscal 2012 when compared to the same quarter in fiscal 2011.

			Percent Change
For the Three Months Ended March 31:	2012	2011	2011 to 2012
Income tax expense	$642	$253	153.8%

Income tax expense reflects an effective tax rate of 41.8% for the quarter ended March 31, 2012 compared to an effective tax rate of 53.0% for the quarter ended March 31, 2011.  The effective tax rate fluctuations are primarily due to the jurisdictions in which pretax income is being earned, income tax rate differences between the domestic and foreign jurisdictions and valuation allowances placed on certain jurisdictions deferred tax assets. The tax rate was higher in the second quarter of fiscal 2011 due to the recognition of a valuation allowance against the Company’s Indian subsidiary’s deferred tax assets during that quarter as the Company determined it did not meet the more-likely-than-not recognition threshold. The second quarter of fiscal 2012 tax rate included higher rates in China due to the scheduled end of the tax holiday in China on December 31, 2011 and the recognition of additional U.S. tax expense associated with foreign earnings no longer intended to be indefinitely reinvested in China.

The second quarter of fiscal 2011 income tax expense was positively affected by $52 as a result of the tax holiday in the People’s Republic of China during the three months ended March 31, 2011.

Comparative – Six months ended March 31, 2012 and 2011

			Percent Change
For the Six Months Ended March 31:	2012	2011	2011 to 2012
Net sales	$32,340	$28,335	14.1%

Net sales increased $4,005 in the first six months of fiscal 2012 compared to the first six months of fiscal 2011. The increase in sales primarily results from volume increases in the NAFTA and worldwide off-road markets, whereas the European and Asian truck markets both experienced reductions in sales volumes when compared to the prior year period.

NAFTA truck sales volumes were up 51% when compared to the first six months of fiscal 2011, due to ongoing improvements in the economic environment and freight hauling industry. European truck sales declined 14% from the first six months of fiscal 2011 primarily due to the continued uncertainty and stability in the European economic environment and to a lesser degree timing of shipments to one European customer. Asian truck sales were also down, decreasing 18% from the prior year first six months, primarily due to timing of orders with one customer in Korea during the first quarter of fiscal 2012 and a small decrease in volumes to Chinese customers as the economic environment in China continues to indicate some weakness. Worldwide off-road sales increased 29% for the six months ended March 31, 2012. Sales to NAFTA and European off-road customers were up 33% and Asian off-road sales were up 8%. Recent new product introductions in addition to improving economic conditions, primarily in NAFTA, contributed to the increased off-road sales volumes.

			Percent Change
For the Six Months Ended March 31:	2012	2011	2011 to 2012
Cost of sales	$22,456	$19,593	14.6%

Cost of sales includes raw materials, freight and duties, warranty, wages and benefits, depreciation and amortization, production utilities, shipping and production supplies, repairs and maintenance, production facility property insurance, and other production overhead.

As a percent of sales, cost of sales remained relatively flat between periods. As anticipated, material costs were higher in the first six months of fiscal 2012 due to several components increasing pricing over the comparable period in the prior year, including die cast components and rare earth magnets. It is likely that component pricing for several components will be higher throughout fiscal 2012 as compared to fiscal 2011. As a percent of sales, cost of sales were higher in India than any of the Company’s other regions as that operation continues in its start-up phase, which negatively impacted margins. We are moving aggressively toward our planned localization of the supply base in India, which we believe will improve the operating performance in that region within the next six months. Offsetting these increases in component pricing were reductions in manufacturing overhead costs as a percentage of sales. In addition, freight and duty costs were up between periods generally in line with sales volumes. Warranty costs decreased $96 between the first six months of fiscal 2012 and 2011.

			Percent Change
For the Six Months Ended March 31:	2012	2011	2011 to 2012
Gross profit	$9,884	$8,742	13.1%

Gross profit was $9,884, or 30.6% of net sales in the first six months of 2012, an increase of $1,142 compared to gross profit of $8,742, or 30.7% of net sales, in the comparable fiscal 2011 period.

The increase in gross profit in the first six months of fiscal 2012 is primarily driven by the 14.1% net increase in sales of electronic throttle systems to our heavy truck, bus and off-road customers. When comparing the first six months of fiscal 2012 with the comparable period in fiscal 2011, manufacturing overhead costs were down in actual dollar value and as a percent of sales. Overall, manufacturing overhead costs decreased primarily due to reductions in depreciation, travel expenses and employee pension and medical benefit costs.

			Percent Change
For the Six Months Ended March 31:	2012	2011	2011 to 2012
Research and development	$2,397	$2,370	1.1%

Research and development expenses remained relatively unchanged during the first six months of fiscal 2012 when compared to the first six months of fiscal 2011. The Company’s research and development expenditures will fluctuate based on the products under development at any given point in time and that fluctuation often does not necessarily coincide with sales cycles. Samples expenses and wage expenses increased over the prior year first six months but were mostly offset by reductions in project development costs, travel and depreciation expenses. Overall, we expect research and development expenses to increase slightly over fiscal 2011 levels due to continued efforts to design new products.

			Percent Change
For the Six Months Ended March 31:	2012	2011	2011 to 2012
Selling	$1,470	$1,376	6.8%

Selling expenses increased $94 during the six months ended March 31, 2012 as compared with the six months ended March 31, 2011 mainly due to additions to our European sales team in late fiscal 2011 that were not in place during the first six months of fiscal 2011.

			Percent Change
For the Six Months Ended March 31:	2012	2011	2011 to 2012
Administration	$2,674	$3,622	(26.2)%

Administration expenses for the first six months of fiscal 2012 decreased $948 when compared with the same period in fiscal 2011. Included in administration expenses in the first six months of fiscal 2012 was a reduction of $225 related to our environmental liability. In November 2011, the State of Oregon Department of Environmental Quality adjusted its Risk Based Concentration (“RBC”) levels and based on these revised RBC levels, we performed an evaluation of the effect on our environmental clean-up project, which resulted in a reduction of our liability. For further information regarding our environmental liability, refer to Note 11 to the condensed consolidated financial statements. Administration expenses in the first six months of fiscal 2011 include $219 in legal fees associated with settlement of an old outstanding claim against the Company by a former employee. The first six months of fiscal 2011 also included $409 of expenses related to the potential acquisition that the Company considered but ultimately decided to terminate during due diligence. In addition, information technology maintenance costs, travel expenses and employee recruitment expenses decreased in the first six months of fiscal 2012 when compared to the same period in fiscal 2011 and these reductions were partially offset by increases in taxes and filing in China related to new government construction and education taxes.

			Percent Change
For the Six Months Ended March 31:	2012	2011	2011 to 2012
Other expense	$108	$41	163.4%

Other expense was $108 in the first six months of fiscal 2012, compared to $41 in the first six months of fiscal 2011. Other expense in the first six months of both fiscal 2012 and 2011 primarily consisted of foreign currency transaction losses.

			Percent Change
For the Six Months Ended March 31:	2012	2011	2011 to 2012
Income tax expense	$1,255	$442	183.9%

Tax expense reflects an effective tax rate of 39.7% for the first six months of fiscal 2012 compared to an effective tax rate of 33.7% for the comparable period in fiscal 2011. The effective tax rate fluctuations are primarily due to the jurisdictions in which pretax income is being earned, income tax rate differences between the domestic and foreign jurisdictions and valuation allowances placed on certain jurisdictions deferred tax assets. The increase in the tax rate from 2011 to 2012 is also due to the scheduled end of the tax holiday in China on December 31, 2011 and the recognition of additional U.S. tax expense associated with foreign earnings no longer intended to be indefinitely reinvested in China.

The income tax expense was positively affected by $45 and $98 as a result of a tax holiday in the People’s Republic of China during the six months ended March 31, 2012 and March 31, 2011, respectively.

Financial Condition, Liquidity and Capital Resources

Cash and cash equivalents at March 31, 2012 were $1,281. During the first six months of fiscal 2012, we paid quarterly cash dividends of $1,779 under our quarterly dividend program. That program was initiated during the third quarter of fiscal 2011, and there were no dividend payments under this program during the first six months of fiscal 2011. We had $5,148 available under our revolving loan facility as of March 31, 2012. Our revolving loan facility expires on June 30, 2012 and the Company is currently in discussions with U.S. Bank and others for a loan facility to replace the existing loan facilities. Although an agreement has not yet been finalized, we believe that we will be able to obtain debt facilities to replace the expiring facilities both in the United States and India prior to June 30, 2012. Although no assurances can be given, we believe that if we are able to secure a new loan facility, our $1,281 in cash plus available borrowings under our revolving loan facility will be adequate to sustain the Company throughout the fiscal year. However, were we to require additional borrowing capacity, we may be unable to locate such capacity on acceptable terms or at all. In the event that we will not be able to obtain a new loan facility upon the expiration of our existing facility, we may be required to suspend our quarterly dividend program in order to use those funds to fund our operations throughout the remainder of the fiscal year.

During the first six months of fiscal 2012, operating activities generated cash of $2,310, compared to a use of cash of $1,465 in the first six months of fiscal 2011. Net income plus non-cash charges for depreciation and stock based compensation contributed $3,383 in the first six months of fiscal 2012 compared to $2,398 in the first six months of fiscal 2011.

Changes in working capital items used cash of $1,073 in the first six months of fiscal 2012 compared to a use of cash of $3,863 in the first six months of fiscal 2011. Increases in receivables for the first six months of fiscal 2012 used cash of $244 compared to a use of cash of $956 for the first six months of fiscal 2011. Changes in receivables between periods are primarily impacted by changes in sales volumes from period to period and to a lesser degree, timing of collections. Inventories decreased $2,109 in the first six months of fiscal 2012 from the fourth fiscal quarter in 2011 compared to an increase of $1,147 in the first six months of fiscal 2011 from the fourth fiscal quarter in 2010. Inventories increased in fiscal 2011 due to the start-up of our Indian facility, safety stock and increasing inventory to meet customers’ rapidly escalating delivery schedules. The inventory reduction in the first six months of fiscal 2012 related to reducing some safety stock and more closely balancing inventory requirements with sales mix. Accounts payable and accrued expenses decreased in the first six months of fiscal 2012 from the fourth quarter of fiscal 2011 primarily due to timing of payments on accounts payable and increased seasonal payments of amounts accrued as of the prior year-end. Accounts payable and accrued expenses decreased in the first six months of fiscal 2011 from the fourth quarter of fiscal 2010 primarily due to timing of payments on accounts payable, increased seasonal payments of amounts accrued as of the prior year-end and a reduction in our warranty provision of $392 related to payments to one customer for prior warranty claims. Cash flows from operations for the six months of fiscal 2012 included payments to our pension plans of $633 compared to $614 for the first six months of fiscal 2011. We believe it is likely we will continue to generate positive cash from operations, however, depending on the continued uncertainty in the world-wide economic market, we could experience periods of negative cash flow from operations.

Cash used in investing activities was $502 for the first six months of fiscal 2012 and $1,662 for the six months ended March 31, 2011 and was comprised solely of purchases of equipment for both periods. We expect our cash use for investing activities to increase throughout fiscal year 2012 as we continue to make purchases of capital equipment. We currently anticipate spending approximately $2,500 in capital expenditures for fiscal 2012.

Cash used in financing activities was $1,866 for the first six months of fiscal 2012 compared to cash generated in financing activities of $1,269 for the first six months of fiscal 2011. Cash used in financing activities for the first six months of fiscal 2012 primarily relates to payment of dividends of $1,779 related to quarterly cash dividends of $0.12 per share and $87 in net payments on our revolving loan facility. Cash generated for financing activities for the first six months of fiscal 2011 primarily relates to net borrowings on our revolving loan facility of $1,240 and proceeds from the exercise of stock options of $29.

Contractual Obligations as of March 31, 2012

At March 31, 2012, our contractual obligations consisted of operating lease obligations and a license agreement. We did not have any material letters of credit, or debt guarantees outstanding at March 31, 2012. Maturities of these contractual obligations consist of the following:

	Payments due by period
	Total	Less than 1 year	1 – 3 years	3 – 5 years
Operating lease obligations	$538	$410	$128	$—
MMT license – minimum royalties	150	50	100	—
Revolving loan facility	1,488	1,488	—	—
	$2,176	$1,948	$228	$—

Certain liabilities, including those related to our pension and post-retirement benefit plans, are reported in the accompanying condensed consolidated balance sheets but are not reflected in the table above due to the absence of stated maturities. We have net obligations at March 31, 2012 related to our pension plans and post-retirement medical plan of $5,429 and $2,260, respectively. We funded $633 to our pension plans during the first six months of fiscal 2012 and $614 during the first six months of fiscal 2011. We expect to make payments to our pension plans of $507 throughout the rest of fiscal 2012.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and changes in the market value of investments.

Interest Rate Risk

The Company has revolving loan facilities with U.S. Bank and an Indian bank, both of which expire on June 30, 2012.

As of March 31, 2012, there was an outstanding balance of $1,488 on the revolving loans. The Company does not believe a hypothetical 10% change in end of period interest rates or changes in future interest rates on these variable rate obligations would have a material effect on its financial position, results of operations, or cash flows. The Company has not hedged its exposure to interest rate fluctuations.

Foreign Currency Risk:

We sell our products to customers in the heavy truck, transit bus and off-road equipment industries. For the first six months of fiscal 2012 and 2011, the Company had foreign sales of approximately 40% and 46% of net sales, respectively. All worldwide sales in the first six months of fiscal 2012 and 2011, with the exception of $1,939 and $1,540, respectively, were denominated in U.S. dollars. We have a manufacturing facility in Suzhou, China and Pune, India and sales offices in Shanghai, China and Munich, Germany. We purchase components internationally for use in both our products whose sales are denominated in U.S. dollars and other currencies. Although the Company is expanding its international exposure, it does not believe that changes in future exchange rates would have a material effect on its financial position, results of operations, or cash flows at this time. As a result, the Company has not entered into forward exchange or option contracts for transactions to hedge against foreign currency risk. The Company will continue to assess its foreign currency risk as its international operations, international purchases and sales increase.

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

Item 1A. Risk Factors

There have been no significant changes in risk factors for the quarter ended March 31, 2012. See the information set forth in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

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

WILLIAMS CONTROLS, INC.

Date: May 8, 2012	/s/ PATRICK W. CAVANAGH
Patrick W. Cavanagh
President and Chief Executive Officer

Date: May 8, 2012	/s/ DENNIS E. BUNDAY
Dennis E. Bunday
Chief Financial Officer

