Form 10-Q
period 2012-06-30
WILLIAMS CONTROLS INC
filed 2012-08-13
CIK 854860

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2012

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

Yes ☐ No ☒

The number of shares outstanding of the registrant's common stock as of July 31, 2012: 7,379,712

2

Williams Controls, Inc.

June 30, 2012

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Williams Controls, Inc.

Condensed Consolidated Balance Sheets

(Dollars in thousands, except share and per share information)

(Unaudited)

	June 30, 2012	September 30, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$2,577	$1,339
Trade accounts receivable, net	10,397	10,561
Other accounts receivable	657	944
Inventories	8,940	11,334
Deferred income taxes	847	847
Prepaid expenses and other current assets	556	552
Total current assets	23,974	25,577

Property, plant and equipment, net	8,708	9,446
Deferred income taxes	3,061	3,181
Other assets, net	317	337
Total assets	$36,060	$38,541

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Revolving loan facility	$908	$1,575
Accounts payable	4,557	5,599
Accrued expenses	4,798	5,536
Current portion of employee benefit obligations	201	201
Total current liabilities	10,464	12,911

Long-term Liabilities:
Employee benefit obligations	7,287	8,069
Other long-term liabilities	134	126

Commitments and contingencies

Stockholders’ Equity:
Preferred Stock ($.01 par value, 50,000,000 authorized) Series C (No shares were issued and outstanding at June 30, 2012 and September 30, 2011)	—	—
Common stock ($.01 par value, 12,500,000 authorized; 7,341,659 and 7,302,339 issued and outstanding at June 30, 2012 and September 30, 2011, respectively)	73	73
Additional paid-in capital	39,019	38,521
Accumulated deficit	(11,024)	(11,108)
Treasury stock (332,593 shares at June 30, 2012 and September 30, 2011)	(2,734)	(2,734)
Accumulated other comprehensive loss	(7,159)	(7,317)
Total stockholders’ equity	18,175	17,435
Total liabilities and stockholders’ equity	$36,060	$38,541

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

Williams Controls, Inc.

Condensed Consolidated Statements of Income

(Dollars in thousands, except share and per share information)

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
Net sales	$16,382	$16,767	$48,722	$45,102
Cost of sales	11,517	11,099	33,972	30,692
Gross profit	4,865	5,668	14,750	14,410
Operating expenses:
Research and development	1,048	1,318	3,445	3,688
Selling	760	704	2,230	2,080
Administration	1,445	1,412	4,119	5,034
Total operating expenses	3,253	3,434	9,794	10,802
Operating income	1,612	2,234	4,956	3,608

Other expenses:
Interest expense, net	28	23	101	47
Other expense, net	111	28	219	69
Total other expenses	139	51	320	116
Income before income taxes	1,473	2,183	4,636	3,492
Income tax expense	628	677	1,883	1,119
Net income	$845	$1,506	$2,753	$2,373
Net income per common share – basic	$0.11	$0.20	$0.37	$0.32
Weighted average shares used in per share calculation – basic	7,338,423	7,300,277	7,321,202	7,294,519
Net income per common share – diluted	$0.11	$0.20	$0.36	$0.32
Weighted average shares used in per share calculation – diluted	7,517,291	7,503,313	7,511,933	7,469,173
Cash dividends per share	$0.12	$0.12	$0.36	$0.12

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

Williams Controls, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Dollars in thousands)

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
Net income	$845	$1,506	$2,753	$2,373
Change in pension liability adjustment, net of tax of ($21) and ($62) for the three and nine months ended June 30, 2012, respectively	35	—	106	—
Foreign currency translation adjustments, net of tax of ($5) and ($21) for the three and nine months ended June 30, 2012, respectively	—	98	52	175
Comprehensive income	$880	$1,604	$2,911	$2,548

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

Williams Controls, Inc.

Condensed Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Nine Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net income	$2,753	$2,373
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,588	1,707
Stock-based compensation	550	635
Changes in operating assets and liabilities
Receivables, net	451	(1,854)
Inventories	2,394	(3,125)
Prepaid expenses and other current assets	(4)	(346)
Accounts payable and accrued expenses	(1,844)	1,000
Other	(384)	(185)
Net cash provided by operating activities	5,504	205
Cash flows from investing activities:
Purchases of property, plant and equipment	(958)	(2,243)
Net cash used in investing activities	(958)	(2,243)
Cash flows from financing activities:
Borrowings on revolving loan facility	12,905	7,682
Payments on revolving loan facility	(13,572)	(6,800)
Cash dividend on common stock	(2,669)	(882)
Net proceeds from exercise of stock options	28	29
Net cash provided by (used in) financing activities	(3,308)	29
Net increase (decrease) in cash and cash equivalents	1,238	(2,009)
Cash and cash equivalents at beginning of period	1,339	3,016
Cash and cash equivalents at end of period	$2,577	$1,007
Supplemental disclosure of cash flow information:
Income taxes paid	$2,200	$841
Interest paid	$30	$32

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

Williams Controls, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Three and Nine Months ended June 30, 2012 and 2011

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2011. The results of operations for the three and nine months ended June 30, 2012 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

Note 2. Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less. At June 30, 2012, the Company had cash and cash equivalents of $2,577 that were measured based on a Level 1 fair value basis and approximately 29% of the Company’s cash and cash equivalents were held with one major financial institution in the United States with the remainder held in foreign banks or foreign currency denominated accounts. The Company maintains cash balances in bank accounts that may exceed FDIC insured limits. As of June 30, 2012, cash and cash equivalents held in the United States exceeded federally insured limits by approximately $507. The Company has not experienced any losses related to its cash concentration.

Note 3. Trade Accounts Receivable

Trade accounts receivable are presented net of an allowance for doubtful accounts of $143 and $204 at June 30, 2012 and September 30, 2011, respectively. Activity related to the allowance for doubtful accounts for the nine months ended June 30, 2012 and the full year ended September 30, 2011 consisted of the following:

	June 30, 2012	September 30, 2011
Beginning balance	$204	$150
Charges to bad debt expense	19	75
Write-offs, recoveries and adjustments	(80)	(21)
Ending balance	$143	$204

Note 4. Inventories

Inventories consist of the following:

	June 30, 2012	September 30, 2011
Raw materials	$6,304	$8,549
Work in process	50	62
Finished goods	2,586	2,723
	$8,940	$11,334

Note 5. Accrued Expenses

Accrued expenses consist of the following:

	June 30, 2012	September 30, 2011
Environmental liability	$625	$869
Accrued product warranty	966	1,076
Accrued compensation and benefits	2,200	2,262
Income tax payable	380	750
Other	627	579
	$4,798	$5,536

For further discussion related to the Company’s product warranty liability and environmental liability, refer to Notes 6 and 11, respectively.

Note 6. Product Warranty

The Company establishes a product warranty liability based on a percentage of product sales. The liability is further adjusted to reflect historical product return rates, as well as additional amounts relating to significant and specific warranty issues, and is included in accrued expenses in the accompanying condensed consolidated balance sheets. Warranty is limited to a specified time period, mileage or hours of use, and varies by product, application and customer. The Company has recorded a liability, which in the opinion of management, is adequate to cover such warranty costs. Warranty payments can vary significantly from quarter to quarter and year to year depending on the timing of the settlement of warranty claims with various customers. Following is a reconciliation of the changes in the Company’s warranty liability for the nine months ended June 30, 2012 and the year ended September 30, 2011.

	June 30, 2012	September 30, 2011
Beginning balance	$1,076	$1,578
Payments	(561)	(1,215)
Additional accruals	451	713
Ending balance	$966	$1,076

The difference in warranty payments between fiscal 2012 and 2011 primarily relates to a full year of payments for September 30, 2011 compared to nine months of payments for June 30, 2012 and to a lesser degree the timing of payments of warranty claims related to one customer in fiscal 2011, which were accrued during fiscal 2010.

Note 7. Debt

In June 2012, the Company amended its revolving loan facility with U.S. Bank, which now matures on June 30, 2014. The amended revolving loan facility provides for $15,000 in borrowing capacity and is secured by substantially all the assets of the Company. The interest rate under the new agreement is 1.75% plus the 1,2,3,6 or 12 month LIBOR rate. The minimum LIBOR advance amount is $100. The Company is subject to a quarterly and annual financial covenant under the revolving loan facility. At June 30, 2012, the Company was in compliance with its financial covenant.

As of June 30, 2012, the Company does not have a balance outstanding on the U.S. revolving loan facility. In January 2011, the Company became a guarantor for its subsidiary in India for a line of credit of up to $1,299, of which $908 was outstanding as of June 30, 2012. The line of credit of the Company’s India subsidiary has also been amended, with a new expiration date on June 30, 2013. The full guarantee of $1,299 reduces the Company’s borrowing capacity under the revolving loan with U.S. Bank by the same amount.

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

Following is a reconciliation of basic EPS and diluted EPS:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
Basic EPS:
Net income	$845	$1,506	$2,753	$2,373
Less: Dividends paid and income attributable to participating securities	(10)	(12)	(36)	(14)
Net income available to common stockholders	$835	$1,494	$2,717	$2,359
Basic weighted average shares outstanding	7,338,423	7,300,277	7,321,202	7,294,519
Basic earnings per share	$0.11	$0.20	$0.37	$0.32

Diluted EPS:
Net income available to common stockholders	$835	$1,494	$2,717	$2,359
Basic weighted average shares outstanding	7,338,423	7,300,277	7,321,202	7,294,519
Effect of dilutive securities	178,868	203,036	190,731	174,654
Diluted weighted average shares outstanding	7,517,291	7,503,313	7,511,933	7,469,173
Diluted earnings per share	$0.11	$0.20	$0.36	$0.32

For the three and nine months ended June 30, 2012 and 2011, the Company had stock options covering 192,668 and 188,956 shares, respectively, which were not considered in the diluted EPS calculation since they would have been antidilutive.

Note 9. Employee Benefit Plans

Pension Plans

Disclosures regarding the components of net periodic benefit cost and contributions of pension plans are included below:

Components of Net Periodic Benefit Cost:
	Salaried Employees Plan
	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
Interest cost	$66	$66	$198	$198
Expected return on plan assets	(45)	(51)	(135)	(153)
Amortization of loss	35	34	105	102
Net periodic benefit cost	$56	$49	$168	$147

	Hourly Employees Plan
	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
Service cost	$12	$13	$36	$39
Interest cost	119	120	357	360
Expected return on plan assets	(90)	(81)	(270)	(243)
Amortization of prior service cost	1	3	3	9
Amortization of loss	49	50	147	150
Net periodic benefit cost	$91	$105	$273	$315

During the nine months ended June 30, 2012 and 2011, the Company contributed $887 and $828, respectively, to the pension plans. The Company expects total contributions to its pension plans for the remainder of fiscal 2012 to be $253.

Post Retirement Medical Plan

Interim financial statement disclosures regarding the components of net periodic benefit cost and contributions of the Company’s post-retirement medical plan are included below. The Company did not make any contributions to the post-retirement plan during the nine months ended June 30, 2012 and 2011.

Components of Net Periodic Benefit Cost:
	Post-Retirement Plan
	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
Interest cost	$28	$31	$84	$93
Amortization	(29)	(27)	(87)	(81)
Net periodic benefit cost	$(1)	$4	$(3)	$12

Note 10. Income Taxes

As of June 30, 2012, the Company had no unrecognized tax benefits, interest or penalties.

The Company’s subsidiary in China was entitled to a five-year tax holiday, pursuant to which it was exempted from paying the enterprise income tax for calendar year 2007, the year in which it first had positive earnings, and calendar year 2008. Additionally, the Company was eligible for and did receive, reduced enterprise income tax rates of 10%, 11% and 12% for the calendar years 2009, 2010 and 2011, respectively. The income tax benefits of the tax holiday for the nine months ended June 30, 2012 and June 30, 2011 were $45 and $221, respectively. The per share effect of the tax holiday on a fully diluted basis for the same periods were $0.01 and $0.03, respectively. The tax holiday for the Company's China subsidiary expired at the end of calendar 2011 and reverted to the full statutory tax rate of 25% beginning in calendar 2012. During the second quarter of fiscal 2012, the Company determined it would not indefinitely reinvest all of its earnings in China and therefore began recording in the second quarter of fiscal 2012 additional U.S. tax expense associated with those earnings.

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

The soil and groundwater at the Company’s Portland, Oregon facility contains certain contaminants, which were deposited from approximately 1968 through 1995. Some of this contamination has migrated offsite to neighboring properties. The Company has retained an environmental consulting firm to investigate the extent of the contamination and to determine what remediation will be required and the associated costs. During fiscal 2004, the Company entered into the Oregon Department of Environmental Quality’s (“DEQ”) voluntary clean-up program. In November 2011, the DEQ adjusted its Risk Based Concentration (“RBC”) levels. The Company performed an evaluation of the effect of the adjusted RBC levels and recorded a $225 reduction to its environmental liability during the first quarter of fiscal 2012. As of June 30, 2012, the total liability recorded is $625 and is recorded in accrued expenses in the accompanying condensed consolidated balance sheet.

During the second quarter of fiscal 2011, the Company entered into a settlement agreement regarding a lawsuit brought by a former Chief Executive Officer of the Company. The total cost of the settlement was $250 and consisted of a cash payment of $200 and issuance of 4,613 shares of common stock. The stock was issued and payment was made during the third quarter of fiscal 2011. The impact of this settlement on the first nine months fiscal 2011 condensed consolidated statement of operations was approximately $100.

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

Stock Options

Information regarding outstanding stock options as of June 30, 2012 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at September 30, 2011	834,080	$9.05	5.4 years	$2,467
Granted	8,330	11.10
Exercised	(55,713)	5.62
Cancelled/Forfeited	(39,785)	9.92
Outstanding at June 30, 2012	746,912	$9.28	4.8 years	$2,756

Exercisable at June 30, 2012	595,324	$9.23	4.1 years	$2,298

The aggregate intrinsic value in the table above represents pre-tax intrinsic value that would have been realized if all options had been exercised on the last business day of the period indicated, based on the Company’s closing stock price on that day. The intrinsic value of all stock options exercised during the three and nine months ended June 30, 2012 was $47 and $311 respectively. Cash received from these exercises was $28 as shares were surrendered to cover the exercise price in majority of the exercises. The intrinsic value of all stock options exercised during the nine months ended June 30, 2011 was $32 and the cash received from these exercises was $29.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants issued during the nine months ended June 30, 2012 and 2011:

	2012	2011
Expected term	7.6 years	7.4 years
Expected volatility	40%	45%
Risk-free interest rate	1.59%	2.91%
Expected dividend yield	4.32%	4.32%
Estimated average fair value per option granted	$2.87	$3.48

Restricted Stock

Information regarding outstanding restricted stock awards as of June 30, 2012 is as follows:

	Shares	Weighted Average Grant Date Fair Value

Nonvested at September 30, 2011	106,800	$10.92
Granted	3,500	10.95
Vested	(14,900)	11.10
Cancelled/Forfeited	(7,100)	10.73
Nonvested at June 30, 2012	88,300	$10.91

The restricted stock in the above table was granted to employees under the Employee Plan and vest over a four-year period from the date of grant.

Expense Information

The Company’s share-based compensation expenses were recorded in the following expense categories for the three and nine months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
Cost of sales	$33	$29	$100	$163
Research and development	(42)	29	21	91
Selling	26	27	78	71
Administration	125	129	351	310
Total share-based compensation expense	$142	$214	$550	$635

Total share-based compensation expense (net of tax)	$109	$184	$437	$557

As of June 30, 2012, there was $500 of total unrecognized compensation costs related to non-vested stock options and $746 related to non-vested restricted stock. The unrecognized compensation costs are expected to be recognized over a weighted average period of 2.0 years for non-vested stock options and 3.0 years for non-vested restricted stock.

Note 13. Enterprise-wide Information

During the three and nine months ended June 30, 2012 and 2011, the Company operated in three geographic reportable regions. The following table summarizes income statement activities for each geographic reportable region.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
Revenue – External Customers:
United States	$15,416	$15,523	$45,817	$42,318
China	731	1,135	2,135	2,675
India	235	109	770	109
	$16,382	$16,767	$48,722	$45,102
Revenue – Intersegments:
United States	$155	$285	$351	$726
China	4,369	4,529	11,940	12,001
Other	297	118	717	379
Eliminations	(4,821)	(4,932)	(13,008)	(13,106)
	$—	$—	$—	$—
Income before income taxes:
United States	$1,329	$1,611	$3,995	$2,134
China	488	777	1,481	1,882
India	(340)	(214)	(850)	(552)
Other	(4)	9	10	28
	$1,473	$2,183	$4,636	$3,492

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

Overview

We primarily design, manufacture and sell electronic throttle controls, pneumatic controls and electronic sensors for heavy trucks, transit buses and off-road equipment. We recently introduced a line of electronic joysticks and are marketing those primarily to the worldwide off-road market. Electronic throttle controls send a signal proportional to throttle position to adjust the speed of electronically controlled engines. The use of electronically controlled engines is influenced primarily by emissions regulations, because these engines generally produce lower emissions. The original applications of electronic engines and electronic throttle controls were in heavy trucks and transit buses in the United States and Europe in the late 1980s. As a result of the continuing implementation of more stringent emissions standards worldwide, demand for electronically controlled engines and electronic throttle control systems is expanding both geographically and into lower horsepower engines. China, India and Russia are implementing more stringent emissions standards for heavy trucks and transit buses, which we believe will increase the penetration of electronic throttle controls worldwide. Additionally, countries around the world have adopted emissions regulations that we expect will continue to increase the use of electronic throttle controls in off-road equipment. We also produce pneumatic controls and electronic hand controls, which are generally sold to the same customer base as our electronic throttle controls. These pneumatic products are used for vehicle control system applications such as power take-offs, or PTOs, and air-control applications. We believe that the demand for our products will be driven primarily by worldwide emissions legislation and the economic cycles for heavy trucks, transit buses and off-road equipment.

As we move forward in fiscal 2012 and beyond, we plan to continue to work closely with our existing and potential customers to design and develop new products and adapt existing products to new applications, and to improve the performance, reliability and cost-effectiveness of our products.

Critical Accounting Policies and Estimates

Management's discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, sales, cost of sales and expenses and related disclosure of contingent assets and liabilities. We evaluate our estimates on an on-going basis. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies, as described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011, relate to revenue recognition, product warranty, legal, environmental costs, pension and post-retirement benefit obligations, share based compensation expense and income taxes. There have been no material changes to our critical accounting policies since September 30, 2011, except for a change in tax treatment to assume we will no longer indefinitely reinvest the foreign earnings of our Chinese subsidiary, which resulted in recording additional U.S. tax expenses in the second quarter of fiscal 2012 associated with earnings to be repatriated back to the United States.

Results of Operations

Financial Summary

(Dollars in Thousands)

	Three Months Ended June 30,			Nine Months Ended June 30,
	2012	2011	Percent Change	2012	2011	Percent Change
Net sales	$16,382	$16,767	(2.3)%	$48,722	$45,102	8.0%
Cost of sales	11,517	11,099	3.8%	33,972	30,692	10.7%
Gross profit	4,865	5,668	(14.2)%	14,750	14,410	2.4%
Research and development	1,048	1,318	(20.5)%	3,445	3,688	(6.6)%
Selling	760	704	8.0%	2,230	2,080	7.2%
Administration	1,445	1,412	2.3%	4,119	5,034	(18.2)%

Operating income	$1,612	$2,234	(27.8)%	$4,956	$3,608	37.4%

As a percentage of net sales:
Cost of sales	70.3%	66.2%		69.7%	68.1%
Gross margin	29.7%	33.8%		30.3%	31.9%
Research and development	6.4%	7.9%		7.1%	8.2%
Selling	4.6%	4.2%		4.6%	4.6%
Administration	8.8%	8.4%		8.5%	11.2%
Operating income	9.8%	13.3%		10.2%	8.0%

Net sales were $16,382 for the third quarter of fiscal 2012, down 2.3% compared to the third quarter of fiscal 2011 and down 2.7% compared to the second quarter of fiscal 2012. The sales decrease is primarily due to declines in sales volumes to truck customers in Europe and off-road customers in Asia as the global economic environment continues to remain unstable. In addition, our gross profit margins have been impacted negatively by relatively higher component costs, as well as by start-up costs associated with our India operations. We expect that these costs will remain elevated for the remainder of fiscal 2012. While we continue to closely monitor all of our costs, we remain committed to spending on new product development and technology for existing and new customers.

	Three Months Ended			Nine Months Ended
	June 30,			June 30,
	2012	2011	% Change	2012	2011	% Change
Net sales	$16,382	$16,767	(2.3)%	$48,722	$45,102	8.0%

Net sales decreased $385 in the third quarter of fiscal 2012 when compared to the third quarter of fiscal 2011. Sales to NAFTA truck customers increased 13% when compared to the third quarter of fiscal 2011, due principally to ongoing improvements in the economic environment and freight hauling industry, however, sales to NAFTA truck customers in the third quarter of fiscal 2012 were essentially unchanged from the second quarter of fiscal 2012 as uncertainty in the domestic economy has negatively impacted truck sales. European truck sales declined 21% in the third quarter of fiscal 2012 from the third quarter of fiscal 2011, primarily due to continued instability in the European economies. Sales to Asian customers in the third quarter of fiscal 2012 were down 21% from the prior year third quarter, primarily due to decreases in sales to Chinese off-road customers and Korean truck customers; however, on a smaller base, sales to Indian customers were up 43% over the third quarter of fiscal 2011, but were down 34% from the second quarter of fiscal 2012. Worldwide off-road sales decreased 6% for the quarter ended June 30, 2012 when compared to the prior year third quarter. Sales to Asian off-road customers declined 49% primarily due to economic weakness in the Chinese market. Partially offsetting that decline was an increase of 8% in the NAFTA off-road market, as we continue to introduce new products to serve this market.

Net sales increased $3,620 in the first nine months of fiscal 2012 compared to the first nine months of fiscal 2011. The increase in sales primarily results from volume increases in the NAFTA truck and NAFTA and European off-road markets. The European and Asian truck markets and the Asian off-road market all experienced reductions in sales volumes when compared to the prior year period.

NAFTA truck sales volumes were up 36% when compared to the first nine months of fiscal 2011, due to ongoing improvements in the economic environment and freight hauling industry. Sales to European truck customers declined by 16% in comparison to the first nine months of fiscal 2011 primarily due to the continuing economic uncertainties affecting Europe as well as to a lesser degree timing of shipments to one European customer in the first quarter of fiscal 2012. Sales to Asian customers were also down, decreasing 10% from the prior year first nine months, primarily due to timing of orders with one customer in Korea and a small decrease in volumes to Chinese customers as the economic environment in China continues to indicate some weakness. Sales to customers in India and Japan increased 42% and 80%, respectively, when compared to the nine month period of fiscal 2011. Worldwide off-road sales increased 15% for the nine months ended June 30, 2012. Sales to NAFTA and European off-road customers were up 23% whereas Asian off-road sales were down 17%, primarily due to reductions in volumes in China. Recent new product introductions in addition to improving economic conditions, primarily in NAFTA, contributed to the increased off-road sales volumes.

We expect that sales of our products generally will continue to vary with future changes in the overall economy, the demand for heavy trucks, transit buses and off-road vehicles in particular as well as introductions of new products. Additionally, competitive pricing may reduce margins and gross sales.

	Three Months Ended			Nine Months Ended
	June 30,			June 30,
	2012	2011	% Change	2012	2011	% Change
Cost of sales	$11,517	$11,099	3.8%	$33,972	$30,692	10.7%
Gross profit	$4,865	$5,668	(14.2)%	$14,750	$14,410	2.4%

Cost of sales includes raw materials, freight and duties, warranty, wages and benefits, depreciation and amortization, production utilities, shipping and production supplies, repairs and maintenance, production facility property insurance, and other production overhead.

As a percent of sales, cost of sales increased between quarters. As anticipated, material costs were higher in the third quarter of fiscal 2012 due to several components increasing pricing over the prior year quarter, including die cast components and rare earth magnets. As a percent of sales, cost of sales were higher in India than any of the Company’s other regions as that operation continues in its start-up phase, which negatively impacted margins. We are moving aggressively toward our planned localization of the supply base in India, which we believe will improve the operating performance in that region within the next six months. Additionally, the sales mix between quarters resulted in higher material costs in the third quarter of fiscal 2012 as compared to the same period in fiscal 2011. Slightly offsetting these increases in component pricing were reductions in freight and duty costs, warranty costs and scrap costs. Manufacturing overhead costs remained relatively flat between periods.

As a percent of sales, cost of sales increased from 68% in the first nine months of fiscal 2011 to 70% in the first nine months of fiscal 2012. Similar to the third quarter of fiscal 2012, material costs were higher in the first nine months of fiscal 2012 due to several components increasing pricing over the comparable period in the prior year. It is likely that component pricing for several components will remain higher throughout fiscal 2012 as compared to fiscal 2011. As a percent of sales, cost of sales were also higher in India as that operation continues in its start-up phase. Additionally, freight and duty costs were up between periods generally in line with sales volumes. Slightly offsetting these increases in component pricing were reductions in warranty costs and scrap costs between the first nine months of fiscal 2012 and 2011. Manufacturing overhead costs were lower as a percentage of sales between the first nine months of fiscal 2012 and 2011, but were up in actual dollar value.

Gross profit was $4,865, or 29.7% of net sales in the third quarter of fiscal 2012, a decrease of $803 when compared to gross profit of $5,668, or 33.8% of net sales, in the comparable fiscal 2011 period. The decrease in gross profits in the third quarter of fiscal 2012 was driven by the 2.3% net decrease in sales of electronic throttle controls to our heavy truck, bus and off-road customers as well as increases in components cost when comparing quarters.

Gross profit was $14,750, or 30.3% of net sales in the first nine months of 2012, an increase of $340 when compared to gross profit of $14,410, or 31.9% of net sales, in the comparable fiscal 2011 period. The increase in gross profits in the first nine months of fiscal 2012 was primarily driven by the 8.0% net increase in sales. The gross profit percentage decreased in the first nine months of fiscal 2012 primarily due to increases in components costs throughout the period.

	Three Months Ended			Nine Months Ended
	June 30,			June 30,
	2012	2011	% Change	2012	2011	% Change
Research & development	$1,048	$1,318	(20.5)%	$3,445	$3,688	(6.6)%

Research and development expenses decreased $270 when compared to the comparable period in fiscal 2011. The Company’s research and development expenditures generally will fluctuate based on the programs and products under development at any given point in time and that fluctuation often does not necessarily coincide with sales cycles. The decrease in research and development expenses was primarily due to reductions in project development expenses, stock option expense, travel costs, depreciation expenses and a temporary reduction in wage related expenses.

Research and development expenses decreased $243 during the first nine months of fiscal 2012 when compared to the first nine months of fiscal 2011. Similar to the reductions in the third quarter of fiscal 2012, research and development expenses decreased in the first nine months of fiscal 2012 due to decreases in project development expenses, stock option expense, travel costs and depreciation expenses. Overall, we expect research and development expenses to decrease slightly from fiscal 2011 levels.

	Three Months Ended			Nine Months Ended
	June 30,			June 30,
	2012	2011	% Change	2012	2011	% Change
Selling	$760	$704	8.0%	$2,230	$2,080	7.2%

Selling expenses increased $56 when compared with the same period in fiscal 2011. The increase is primarily driven by additions to our European sales team in late fiscal 2011.

Selling expenses increased $150 during the nine months ended June 30, 2012 as compared with the nine months ended June 30, 2011 mainly due to additions to our European sales team in late fiscal 2011 that were not in place during the first nine months of fiscal 2011, offset slightly by reductions in sales commission expenses.

	Three Months Ended			Nine Months Ended
	June 30,			June 30,
	2012	2011	% Change	2012	2011	% Change
Administration	$1,445	$1,412	2.3%	$4,119	$5,034	(18.2)%

Administration expenses increased $33 in the third quarter of fiscal 2012 when compared to the third quarter of fiscal 2011. Increases in administration expenses in the third quarter of fiscal 2012 were primarily due to increases in legal and professional costs, which included fees associated with using an investment banking firm to investigate possible acquisition targets. Offsetting most of this increase was reductions in information technology maintenance costs, bad debt expenses and various employee related expenses.

Administration expenses for the first nine months of fiscal 2012 decreased $915 when compared with the same period in fiscal 2011. Included in administration expenses in the first nine months of fiscal 2012 was a reduction of $225 related to our environmental liability. In November 2011, the State of Oregon Department of Environmental Quality adjusted its Risk Based Concentration (“RBC”) levels and based on these revised RBC levels, we performed an evaluation of the effect on our environmental clean-up project, which resulted in a reduction of our liability. For further information regarding our environmental liability, refer to Note 11 to the condensed consolidated financial statements. Administration expenses in the first nine months of fiscal 2011 included $230 in legal fees associated with settlement of an old outstanding claim against the Company by a former employee and also included $349 of expenses associated with special projects. In addition, information technology maintenance costs, bad debt expenses and employee recruitment expenses decreased in the first nine months of fiscal 2012 when compared to the same period in fiscal 2011,however, these reductions were mostly offset by increases in legal and professional costs associated with using an investment banking firm to investigate possible acquisition targets and increases in taxes and filing in China related to new government construction and education taxes.

	Three Months Ended			Nine Months Ended
	June 30,			June 30,
	2012	2011	% Change	2012	2011	% Change
Other expense	$111	$28	296.4%	$219	$69	217.4%

Other expense in the third quarters and first nine months of both fiscal 2012 and 2011 primarily consisted of foreign currency transaction losses.

	Three Months Ended			Nine Months Ended
	June 30,			June 30,
	2012	2011	% Change	2012	2011	% Change
Income tax expense	$628	$677	(7.2)%	$1,883	$1,119	68.3%

Income tax expense reflects an effective tax rate of 42.6% for the quarter ended June 30, 2012 compared to an effective tax rate of 31.0% for the quarter ended June 30, 2011.  Tax expense reflects an effective tax rate of 40.6% for the first nine months of fiscal 2012 compared to an effective tax rate of 32.0% for the comparable period in fiscal 2011. The effective tax rate fluctuations are primarily due to the jurisdictions in which pretax income is being earned, income tax rate differences between the domestic and foreign jurisdictions and valuation allowances placed on certain jurisdictions deferred tax assets.

The tax rate was higher in the third quarter and first nine months of fiscal 2012 due to the continued recognition of a valuation allowance against the Company’s Indian subsidiary’s deferred tax assets. The third quarter and first nine months of fiscal 2012 tax rates also included higher rates in China due to the scheduled end of the tax holiday in China on December 31, 2011 and the recognition of additional U.S. tax expense associated with foreign earnings no longer intended to be indefinitely reinvested in China.

The third quarter of fiscal 2011 income tax expense was positively affected by $122 as a result of the tax holiday in the People’s Republic of China during the three months ended June 30, 2011. The tax holiday positively affected income tax expense by $45 and $221 during the nine months ended June 30, 2012 and June 30, 2011, respectively.

Liquidity and Capital Resources

Cash and cash equivalents at June 30, 2012 were $2,577. During the first nine months of fiscal 2012, we paid quarterly cash dividends of $2,669 under our quarterly dividend program. That program was initiated during the third quarter of fiscal 2011; therefore there were $882 in dividend payments under this program during the first nine months of fiscal 2011. We had $13,701 available under our amended revolving loan facility as of June 30, 2012. Although no assurances can be given, we believe that our $2,577 in cash plus available borrowings under our revolving loan facility will be adequate to sustain the Company throughout the remainder of the fiscal year.

During the first nine months of fiscal 2012, operating activities generated cash of $5,504, compared to a generation of cash of $205 in the first nine months of fiscal 2011. Net income plus non-cash charges for depreciation and stock based compensation contributed $4,891 in the first nine months of fiscal 2012 compared to $4,715 in the first nine months of fiscal 2011.

Changes in working capital items generated cash of $613 in the first nine months of fiscal 2012 compared to a use of cash of $4,510 in the first nine months of fiscal 2011. Changes in receivables for the first nine months of fiscal 2012 generated cash of $451 compared to a use of cash of $1,854 for the first nine months of fiscal 2011. Changes in receivables between periods are primarily impacted by changes in sales volumes from period to period and to a lesser degree, timing of collections. Inventories decreased $2,394 in the first nine months of fiscal 2012 from the fourth fiscal quarter in 2011 compared to an increase of $3,125 in the first nine months of fiscal 2011 from the fourth fiscal quarter in 2010. Inventories increased in fiscal 2011 due to the start-up of our Indian facility, safety stock and increasing inventory to meet customers’ rapidly escalating delivery schedules. The inventory reduction in the first nine months of fiscal 2012 related to reducing some safety stock and more closely balancing inventory requirements with sales mix. Accounts payable and accrued expenses decreased in the first nine months of fiscal 2012 from the fourth quarter of fiscal 2011 primarily due to timing of payments on accounts payable and increased seasonal payments of amounts accrued as of the prior year-end. Accounts payable and accrued expenses increased in the first nine months of fiscal 2011 from the fourth quarter of fiscal 2010 primarily due to timing of payments on accounts payable and increases in purchases of inventory and supplies and were partially offset by increased seasonal payments of amounts accrued as of the prior year-end. Cash flows from operations for the nine months of fiscal 2012 included payments to our pension plans of $887 compared to $828 for the first nine months of fiscal 2011. We believe it is likely we will continue to generate positive cash from operations, however, depending on the continued uncertainty in the world-wide economic market, we could experience periods of negative cash flow from operations.

Cash used in investing activities was $958 for the first nine months of fiscal 2012 and $2,243 for the nine months ended June 30, 2011 and was comprised solely of purchases of equipment for both periods. We expect our cash use for investing activities to increase throughout the remainder of fiscal year 2012 as we continue to make purchases of capital equipment. We currently anticipate spending approximately $1,500 in capital expenditures for fiscal 2012. The decline in capital spending between periods is mostly due to timing of expenditures.

Cash used in financing activities was $3,308 for the first nine months of fiscal 2012 compared to cash generated from financing activities of $29 for the first nine months of fiscal 2011. Cash used in financing activities for the first nine months of fiscal 2012 primarily relates to payment of dividends of $2,669 related to quarterly cash dividends of $0.12 per share and $667 in net payments on our revolving loan facility. Financing activities in the first nine months of fiscal 2012 also included $28 in proceeds from the exercise of stock options. Cash generated for financing activities for the first nine months of fiscal 2011 primarily relates to net borrowings on our revolving loan facility of $882 and proceeds from the exercise of stock options of $29 substantially offset by payment of dividends of $882 related to quarterly cash dividends of $0.12 per share. Borrowings and payments on our revolving loan facility are shown separately on the statement of cash flows due to the revolving loan facility having a maturity date of more than three months. The large balances for borrowings and payments represent the optimization of cash to reduce interest payments and are due to timing of when payments are made compared to when cash collections are received in a given period.

Contractual Obligations as of June 30, 2012

At June 30, 2012, our contractual obligations consisted of operating lease obligations, a license agreement and a revolving loan facility. We did not have any material letters of credit, or debt guarantees outstanding at June 30, 2012 except as noted in Note 7 to the condensed consolidated financial statements. Maturities of these contractual obligations consist of the following:

	Payments due by period
	Total	Less than 1 year	1 – 3 years	3 – 5 years
Operating lease obligations	$2,422	$738	$1,619	$65
MMT license – minimum royalties	182	82	100	—
Revolving loan facility	908	908	—	—
	$3,512	$1,728	$1,719	$65

Certain liabilities, including those related to our pension and post-retirement benefit plans, are reported in the accompanying condensed consolidated balance sheets but are not reflected in the table above due to the absence of stated maturities. We have net obligations at June 30, 2012 related to our pension plans and post-retirement medical plan of $5,238 and $2,250, respectively. We funded $887 to our pension plans during the first nine months of fiscal 2012 and $828 during the first nine months of fiscal 2011. We expect to make payments to our pension plans of $253 throughout the rest of fiscal 2012.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and changes in the market value of investments.

Interest Rate Risk

The Company amended its revolving loan facilities with U.S. Bank and an Indian bank in June 2012.

As of June 30, 2012, there was an outstanding balance of $908 on the revolving loans. The Company does not believe a hypothetical 10% change in end of period interest rates or changes in future interest rates on these variable rate obligations would have a material effect on its financial position, results of operations, or cash flows. The Company has not hedged its exposure to interest rate fluctuations.

Foreign Currency Risk:

We sell our products to customers in the heavy truck, transit bus and off-road equipment industries. For the first nine months of fiscal 2012 and 2011, the Company had foreign sales of approximately 40% and 45% of net sales, respectively. All worldwide sales in the first nine months of fiscal 2012 and 2011, with the exception of $2,905 and $2,784, respectively, were denominated in U.S. dollars. We have a manufacturing facility in Suzhou, China and Pune, India and sales offices in Shanghai, China and Munich, Germany. We purchase components internationally for use in both our products whose sales are denominated in U.S. dollars and other currencies. Although the Company is expanding its international exposure, it does not believe that changes in future exchange rates would have a material effect on its financial position, results of operations, or cash flows at this time. As a result, the Company has not entered into forward exchange or option contracts for transactions to hedge against foreign currency risk. The Company will continue to assess its foreign currency risk as its international operations, international purchases and sales increase.

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

Item 1A. Risk Factors

There have been no material changes in risk factors for the quarter ended June 30, 2012. See the information set forth in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

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

WILLIAMS CONTROLS, INC.

Date: August 13, 2012	/s/ PATRICK W. CAVANAGH
Patrick W. Cavanagh
President and Chief Executive Officer

Date: August 13, 2012	/s/ DENNIS E. BUNDAY
Dennis E. Bunday
Chief Financial Officer

