Form 10-K
period 2012-09-30
WILLIAMS CONTROLS INC
filed 2012-12-12
CIK 854860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 2012

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to_____

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒

The aggregate market value of voting common shares (based upon the closing price of the shares as reported on the NYSE of Williams Controls, Inc. held by non-affiliates was approximately $43,606,288 as of March 31, 2012.

As of December 1, 2012, there were 7,377,237 shares of Common Stock outstanding.

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

General

          We primarily design, manufacture and sell electronic throttle controls, pneumatic controls, and electronic sensors for heavy trucks, transit buses, off-road equipment and military applications and in fiscal 2012 introduced a line of industrial joysticks, primarily for the off-road equipment markets. Electronic throttle controls send a signal proportional to throttle position to adjust the speed of electronically controlled engines. The use of electronically controlled engines is influenced primarily by emissions regulations, because these engines generally produce lower emissions. The original applications of electronic engines and electronic throttle controls were in heavy trucks and transit buses in the United States and Europe in the late 1980s. As a result of the continuing implementation of more stringent emissions standards worldwide, demand for electronically controlled engines and electronic throttle control systems is expanding both geographically and into lower horsepower engines. China, India and Russia are implementing more stringent emissions standards for heavy trucks, transit buses and light commercial vehicles, which we believe will increase the penetration of electronic throttle controls worldwide. Additionally, countries around the world have adopted emissions regulations that we expect will continue to increase the use of electronic throttle controls in off-road equipment.

          Joysticks are being increasingly used for operator control interfaces on a wide range of off-road vehicles. The Company’s line of joysticks is intended to address the stringent reliability requirements of off-road customers, which are similar to our electronic throttle control capabilities. We are currently supplying electronic throttle controls to many potential customers for joysticks.

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

          We sell our products worldwide. During fiscal 2012, approximately 59% of our products were sold in the United States and an additional 9% of our products were sold to customers in Canada and Mexico for vehicles that are produced, in part, for the United States market. Approximately 32% of our products, measured in terms of unit sales volume, were sold to other international markets. We sell the majority of our products directly to large heavy truck, transit bus and off-road original equipment manufacturers (“OEMs”) worldwide. Our largest customers include The Volvo Group, Paccar, Inc., Daimler Trucks NA, Caterpillar, Inc., Navistar International Corporation, and Bendix Commercial Vehicle Systems. We also sell our products through a network of independent distributors and representatives, which sell to smaller OEMs and to truck and bus owners as replacement parts.

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

          In fiscal 2012, we expanded our product line to include electronic throttle controls for the Indian and Asian light commercial vehicle market. Heavy trucks are generally considered vehicles in excess of 5 tons and light commercial vehicles are less than 5 tons. In late fiscal 2012, we began delivery of these light commercial vehicle electronic throttle controls to one Indian customer. The existing and developing worldwide heavy and light commercial truck, transit bus and off-road markets requires competitive worldwide manufacturing capabilities and products. We believe our operating facilities in Portland, Oregon; Suzhou, China and Pune, India have us well positioned to meet the needs of these markets. In addition to our manufacturing facilities, we have sales offices in Shanghai, China and Munich, Germany. We also have exclusive distributor relationships in Japan and Korea to serve those markets.

          In November 2012, subsequent to the September 30, 2012 fiscal year-end, the Company announced it had entered into a Merger Agreement with Curtiss Wright Corporation (“Curtiss-Wright”) whereby Curtiss-Wright agreed to acquire all of the Company’s outstanding shares of common stock in a cash tender offer of $15.42 per share (the “Tender Offer”). The Tender Offer commenced on November 15, 2012, and is currently scheduled to expire on December 13, 2012, unless otherwise extended. At this time, there can be no assurances that Curtiss-Wright will be able to successfully complete the Tender Offer or otherwise complete the said transaction.

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

          When choosing among competing electronic throttle control systems, we believe purchasers of these systems focus on price, quality, value added engineering and reputation. In addition, we believe attainment of the TS 16949 quality certification and the ISO 14001 Environmental Management System certification are critical to qualifying as a supplier. Our manufacturing facilities in Portland, Suzhou and India have attained the TS 16949 and ISO 14001 certifications and our entire product line is produced using these standards.

Marketing and Distribution

          We sell our products to customers primarily in the heavy truck, transit bus and off-road equipment industries. For the years ended September 30, 2012, 2011 and 2010, The Volvo Group accounted for 17%, 19% and 16%; Paccar, Inc. accounted for 13%, 11% and 9%; Caterpillar, Inc. accounted for 10%, 8% and 7% and Daimler Trucks NA accounted for 9%, 8% and 8%,of net sales from operations, respectively. Approximately 41%, 45% and 41% of net sales in fiscal 2012, 2011 and 2010, respectively, were to customers outside of the United States, primarily in Canada, Belgium, Sweden, Mexico, China and Korea, and, to a lesser extent, in other European countries, South America, Pacific Rim nations and Australia. We market our products from our sales facilities in Portland, Oregon; Shanghai, China; Munich, Germany and through distributor networks.

          In fiscal 2012, 2011 and 2010, approximately 86%, 85% and 84%, respectively, of our sales were from sales of electronic throttle controls, with the remainder primarily being sales of pneumatic control systems.

Environmental

          We produce minimal quantities of hazardous waste in our operations and we are subject to federal and state air, water and land pollution control laws and regulations. Compliance with these laws generally requires us to incur operating costs and capital expenditures. We may incur a substantial liability upon a failure to properly handle hazardous waste.

          The soil and groundwater at the Company’s Portland, Oregon facility contains certain contaminants, which were deposited from approximately 1968 through 1995. Some of this contamination has migrated offsite to neighboring properties. The Company has retained an environmental consulting firm to investigate the extent of the contamination and to determine what remediation will be required and to assist management in estimating the associated costs. During fiscal 2004, the Company entered into the Oregon Department of Environmental Quality’s voluntary clean-up program. In November 2011, the DEQ adjusted its Risk Based Concentration (“RBC”) levels. The Company performed an evaluation of the effect of the adjusted RBC levels and recorded a $225 reduction to its environmental liability during the first quarter of fiscal 2012. As of September 30, 2012, the total liability recorded for the clean-up is $625 and is classified in accrued expenses in the accompanying consolidated balance sheet.

          In 2007, we asserted and filed a contractual indemnity claim against Dana Holding CP (“Dana”), from whom we acquired the Portland, Oregon property, and contribution claims against the other prior owner of the property as well as businesses previously located on the property (including Blount, Inc. (“Blount”) and Rosan, Inc. (“Rosan”)) under the Federal Superfund Act and the Oregon Cleanup Law. During 2008, we entered into a settlement agreement with Dana, Blount and Rosan under which we received total cash payments from Dana, Blount and Rosan of $735, and shares of Dana stock equal to approximately $337 at the time of settlement, and assumed the full obligation to, and risks associated with, completing the remediation.

Government Regulation

          Our vehicle component products must comply with the National Traffic and Motor Vehicle Safety Act of 1966, as amended, and regulations promulgated there under, which are administered by the National Highway Traffic Safety Administration (“NHTSA”). If, after an investigation, NHTSA finds that we are not in compliance with any of its standards or regulations, among other things, it may require that we recall products found not to be in compliance, and repair or replace such products. During fiscal 2012, we had no product recalls. We are not aware of any instances of material non-compliance with the statute and applicable regulations.

Product Research and Development

          We conduct engineering, research and development and quality control activities to maintain and improve the performance, reliability and cost-effectiveness of our products and to develop new products. Our engineering staff works closely with our customers to design and develop new products and product lines and to adapt existing products for new applications. During fiscal 2012, 2011 and 2010, the Company spent $4,527, $4,835 and $4,505, respectively, on these activities. These expenses will fluctuate based on customer demands and the timing of new product development, but as our markets and products continue to expand, we anticipate that these expenses may increase.

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

          In fiscal 2005, we entered into an agreement with Moving Magnet Technology SA (“MMT”) to license certain sensor technology. We use this license to internally produce sensors for use in our electronic throttle controls. We make royalty payments based on the number of units sold, which includes minimum yearly royalties. This agreement is for a period of ten years and may be renewed annually based on written mutual agreement. This agreement may be terminated by the licensor if certain sales thresholds are not met. As of the end of fiscal 2012, the Company has met the minimum sales thresholds and expects that it will do so in fiscal 2013.

Raw Materials; Reliance on Single Source Suppliers

          We purchase certain of our component parts that are derived from raw materials, including brass, aluminum, steel, plastic, rubber, zinc and neodymium (a rare earth metal). These materials currently are widely available at reasonable terms, but are subject to volatility of prices due to fluctuations in the commodity markets. Future demand and other factors, such as currency fluctuations, supply shortages or disruptions, may result in price increases causing higher costs for some of our components. Although historically commodities and component prices have increased, we have not been subject to significant supply constraints on these components as a result of these factors.

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

Employees

          As of September 30, 2012, we employed 140 employees in our Portland, Oregon facility, of which approximately 46 were engaged in manufacturing and 94 were involved in sales, engineering and administrative functions. As of September 30, 2012, we employed 115 employees in China, of which 57 were engaged in manufacturing and approximately 58 were engaged in sales, engineering and administrative functions. We opened our Pune, India facility in the latter part of fiscal 2010 and as of September 30, 2012 we employed 25 employees, of which 14 were engaged in manufacturing and 11 were engaged in sales, engineering and administrative functions. We also have 4 employees in Europe as of September 30, 2012. Our hourly employees engaged in manufacturing in the Portland, Oregon facility are represented by the International Union, United Automobile Workers of America and Amalgamated Local 492. In February 2009, we signed a new labor agreement which will expire on August 31, 2013. As of September 30, 2012, we employed a total of 46 people pursuant to this labor agreement.

Forward-Looking Statements

          This report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include all statements other than those that expressly connote an assertion of historical fact. Among others, this report includes forward looking statements that describe our plans and intentions regarding future courses of action and the possible outcomes of those intentions, and that set forth our expectations regarding our prospective financial condition, results of operations, and cash flows. Forward-looking statements can sometimes be identified by the use of forward-looking terminology, such as “may”, “will”, “should”, “expect”, “anticipate”, “estimate”, “continue”, “plans” and “intends”. Although we believe that the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are subject to risks and uncertainties that could cause us to deviate from our current plans, and could cause our actual results to differ materially from those indicated by the forward-looking statements. Similarly, we may deviate from the plans and intentions expressed in this report, which may further cause our results to vary. Some of the factors that could cause our actions or performance to differ from, or our results to fall short of, our expectations are described in the section of this report entitled “Section 1A: Risk Factors,” and in our other reports to and filings with the Securities and Exchange Commission from time to time. These risks and uncertainties are beyond our control and, in many cases; we cannot predict the risks and uncertainties that could cause our actual results to differ materially from those indicated by the forward-looking statements.

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

We have announced our intention to be acquired by Curtiss-Wright and if that transaction is not concluded successfully we may face challenges in growing our business and remaining competitive.

          On November 1, 2012 we announced that we had entered into a merger agreement with Curtiss-Wright, pursuant to which Curtiss-Wright would acquire the Company in a combination tender offer and merger. We currently expect the transactions to close in December 2012. However, the transactions are subject to a number of closing conditions, including our stockholders having tendered more than a majority of our outstanding common stock (on a fully-diluted basis) in the Tender Offer, the receipt of certain governmental approvals, and that there be no legal impediment to completing the transactions. Were any of these conditions to fail, and a party were to terminate the merger agreement and abandon the transactions, we would expect to face an immediate and significant reduction in the market price of our common stock. Moreover, we may face difficulties in establishing and maintaining long-term relationships with our key customers and suppliers, who may question our long-term willingness and ability to remain independent. Additionally, we may face difficulties in attracting financing on terms we deem reasonable, or at all. Any one or more of these events could have a material adverse effect upon our results of operations, financial condition and cash flows.

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

          At September 30, 2012, we had on hand cash and cash equivalents of $1,750. In June 2012, the Company amended its revolving loan facility with U.S. Bank, which now matures on June 30, 2014. As of September 30, 2012, the outstanding balance on the revolving loan facility is $961 and the Company had available under its revolving credit facility $13,629. We believe our cash on hand and the revolving credit facility will be sufficient to meet our working capital needs for the foreseeable future.

The soil and groundwater at our Portland, Oregon facility contains certain contaminants that may require us to incur substantial expense to investigate and remediate, which would adversely affect our profit margins, results of operations and stockholder value.

          The soil and groundwater at our Portland, Oregon facility contain certain contaminants. Some of this contamination has migrated offsite to neighboring properties and potentially to other properties. We have retained an environmental consulting firm to investigate the extent of the contamination and to determine what remediation will be required and the associated costs. In fiscal 2004, we entered the Oregon Department of Environmental Quality’s voluntary clean-up program and established a liability for this matter. At September 30, 2012, this liability totaled $625. Our overall costs ultimately may exceed our estimates, or we may be forced to increase the amount of our estimates, either or both of which could adversely affect our financial condition, results of operations or cash flows. In November 2011, the DEQ adjusted its Risk Based Concentration (“RBC”) levels. The Company performed an evaluation of the effect of the adjusted RBC levels and recorded a $225 reduction to its environmental liability during the first quarter of fiscal 2012.

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

          In addition to our operations in the United States, we currently operate in China and India. We also have a sales presence in other countries such as Japan, Korea and a number of countries in the European Union, and we market our products and technologies in those and other international markets, including both industrialized and developing countries. Our combined international operations are subject to various risks common to international activities, such as:

•	our ability to maintain good relations with our overseas employees and distributors and to collect amounts owed from our overseas customers;

•	exposure to currency fluctuations;

•	potential difficulties in enforcing contractual obligations;

•	complying with a wide variety of laws and regulations, including product certification, environmental, and import and export laws;

•	the challenges of operating in disparate geographies and cultures;

•	political and economic instability; and

•	restrictions on our ability to repatriate dividends from our subsidiaries, particularly from our Chinese subsidiary.

Fluctuations in the value of currencies could adversely affect our international sales, which would result in reduced revenues and stockholder value.

          We sell products in North America, Europe, Mexico, China, Korea, India, South America, the Pacific Rim nations, Australia, and other member nations of the European Union and Asia. We also purchase components from suppliers in China, Mexico, India and Europe; we have manufacturing and sales operations in China and India; and we maintain a sales and technical center in Germany. For fiscal 2012, 2011 and 2010, foreign sales were approximately 41%, 45%, and 41% of net sales, respectively. Although currently a majority of our sales and purchases are made in U.S. dollars, an increasing amount of our purchases and sales are made in Chinese RMB and Indian Rupees and we anticipate that over time more of our purchases of component parts and sales of our products will be denominated in foreign currencies. We do not presently engage in any hedging of foreign currency risk. In the future, our operations in the foreign markets will likely become subject to fluctuations in currency values between the U.S. dollar and the currency of the foreign markets. Our results of operations and stockholder value could be adversely affected if currency of any of the foreign markets increases in value relative to the U.S. dollar.

We conduct business in countries with a history of corruption and transactions with foreign governments, and doing so increases the risks associated with our international activities.

          We are subject to the Foreign Corrupt Practices Act, and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties for the purpose of obtaining or retaining business. We have operations and agreements with third parties in countries known to experience corruption. Our activities in these countries create the risk of unauthorized payments or offers of payments by one of our employees or consultants that could be in violation of various laws including the Foreign Corrupt Practices Act, even though these parties are not always subject to our control. It is our policy to implement safeguards to discourage these practices by employees. However, our existing safeguards and any future improvements may prove to be less than effective, and our employees or consultants may engage in conduct for which we might be held responsible. Violations of the Foreign Corrupt Practices Act may result in criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, results of operations and financial condition.

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

ITEM 4. MINE SAFETY DISCLOSURES

          Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Prices of Common Stock

          Effective December 7, 2011, our common stock is traded on the NYSE Amex under the symbol “WMCO.” Prior to that time, our common stock was traded on the NASDAQ Global Market under the same symbol. The following table sets forth the high and low closing prices of our common stock for each fiscal quarter for the past two fiscal years:

	2012		2011
	High	Low	High	Low
First Quarter	$11.25	$10.70	$11.62	$9.10
Second Quarter	$11.35	$10.89	$11.63	$10.26
Third Quarter	$12.10	$10.90	$12.49	$11.06
Fourth Quarter	$12.70	$10.53	$11.50	$10.01

Dividend Policy

          There were 229 record holders of our common stock as of December 1, 2012. In February 2011, we announced initiation of a quarterly dividend policy and during fiscal 2012 we paid four $0.12 per share quarterly cash dividends under this new policy. During fiscal 2011, we paid two quarterly cash dividends of $0.12 per share. Our payment of cash dividends is at the exclusive discretion of the Board of Directors and will depend upon our earnings levels, capital requirements, any restrictive loan covenants and other factors the Board considers relevant.

Performance Graph

          The graph below compares the cumulative total stockholder return of our common stock with the cumulative total return of the NASDAQ Composite Index and a peer group of companies primarily traded on the NASDAQ Stock Market in the Standard Industry Classification Code 3714 (motor vehicle parts and accessories) (the “Peer Group”). The graph shows the value for the period beginning October 1, 2007 and ending September 30, 2012. The graph assumes that $100 was invested on September 30, 2007.

Total Return Analysis
	9/30/07	9/30/08	9/30/09	9/30/10	9/30/11	9/30/12
Williams Controls, Inc.	$100.00	$71.48	$49.83	$56.02	$68.42	$68.98
NASDAQ Composite	$100.00	$69.59	$74.97	$85.07	$86.96	$110.86
Peer Group	$100.00	$66.26	$66.31	$95.20	$82.74	$98.95

ITEM 6.	SELECTED FINANCIAL DATA (Dollars in thousands - except per share amounts)

Consolidated Statement of Operations Data:	Year ended September 30
	2012	2011	2010	2009	2008
Net sales	$64,372	$61,859	$52,266	$38,809	$65,781
Net income (loss)	3,364	3,334	1,377	(2,009)	7,830
Net income (loss) per common share – basic	0.45	0.46	0.19	(0.27)	1.04
Net income (loss) per common share – diluted	0.44	0.45	0.19	(0.27)	1.01
Cash dividends per common share	0.48	0.24	1.00	—	—

Consolidated Balance Sheet Data:	September 30
	2012	2011	2010	2009	2008
Current assets	$24,219	$25,577	$21,249	$24,104	$28,694
Current liabilities	10,634	12,911	10,503	7,707	9,447
Working capital	13,585	12,666	10,746	16,397	19,247
Total assets	36,418	38,541	34,205	36,384	39,762
Long-term liabilities	9,113	8,195	8,938	8,587	4,667
Stockholders’ equity	16,671	17,435	14,764	20,090	25,648

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands – except share and per share amounts)

          This section summarizes the significant factors affecting our consolidated results of operations, financial condition and liquidity position for each year comprising the three year period ended September 30, 2012. This section should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this document, and readers should note that dollar figures in this section, other than per-share data, are presented in thousands. Statements in this report that relate to future results and events are based on our current expectations. Actual results in future periods may differ materially from those currently expected or desired because of a number of risks and uncertainties. For a discussion of factors affecting our business, see “ITEM 1 – BUSINESS” in this Annual Report on Form 10-K. Further, this section includes forward-looking statements which should be read in conjunction with the section entitled “Item 1A – Risk Factors.”

Overview

          Net sales increased to $64,372 in fiscal 2012, up 4% or $2,513, over fiscal 2011. While we continue to closely monitor all of our costs, we remain committed to spending on new product development and technology for existing and new customers. Although no assurances can be given, management believes that it is likely that our $1,750 in cash on hand plus available borrowing of $13,629 under our revolving loan facility will be adequate to sustain the Company during its next fiscal year.

          As we move forward into fiscal 2012 and beyond, we will continue to work closely with our existing and potential customers to design and develop new products and adapt existing products to new applications, and to improve the performance, reliability and cost-effectiveness of our products.

Results of Operations

	Financial Summary (Dollars in Thousands)

	2012	2011	2010	2011 to 2012	2010 to 2011
Net sales	$64,372	$61,859	$52,266	4.1%	18.4%
Cost of sales	45,171	42,549	37,446	6.2%	13.6%

Gross profit	19,201	19,310	14,820	(0.6)%	30.3%

Research and development	4,527	4,835	4,505	(6.4)%	7.3%
Selling	3,036	2,855	2,836	6.3%	0.7%
Administration	5,821	6,560	5,480	(11.3)%	19.7%
Class action settlement	—	—	775	NM	NM

Operating income	$5,817	$5,060	$1,224

As a percentage of net sales:
Cost of sales	70.2%	68.8%	71.6%
Gross margin	29.8%	31.2%	28.4%
Research and development	7.0%	7.8%	8.6%
Selling	4.7%	4.6%	5.4%
Administration	9.0%	10.6%	10.5%
Class action settlement	—	—	1.5%
Operating income	9.0%	8.2%	2.3%

NM – not meaningful

				Percent Change
For the Year Ended September 30:	2012	2011	2010	2011 to 2012	2010 to 2011
Net sales	$64,372	$61,859	$52,266	4.1%	18.4%

          Net sales increased $2,513 for fiscal 2012 as compared to fiscal 2011. The overall increase in sales in fiscal 2012 primarily results from increases in NAFTA heavy truck sales and off-road sales in NAFTA and Europe. These increases reflect an improving economic climate in fiscal 2012 as compared to fiscal 2011.

          Net sales to NAFTA truck customers increased 23% when compared to fiscal 2011, primarily due to general improvements in the economic environment and freight hauling industry. NAFTA truck sales volumes were up throughout most of the fiscal year, but declined 10% in the fourth quarter when compared to fiscal 2011. European truck sales decreased 14% in fiscal 2012 over fiscal 2011. This decrease was primarily due to continuing economic uncertainties affecting Europe as well as to a lesser degree timing of shipments to one European customer in the first quarter of fiscal 2012. Sales to Asian customers declined 7% from the prior year, primarily due to decreases in sales to Chinese off-road customers and Korean truck customers; however, on a smaller base, sales to Indian customers were up 40% over sales in fiscal 2011. Worldwide off-road sales, which were up 13% for the fiscal year ended September 30, 2012, were the highest in the Company’s history and comprised approximately 25% of the Company’s total sales for the year.

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

          Net sales increased $9,593 for fiscal 2011 as compared to fiscal 2010. The overall increase in sales in fiscal 2011 results from a combination of volume increases in essentially all of our principal geographic markets for existing programs and sales of approximately $3,000 for new product and program introductions. In fiscal 2011, we saw significant increases in heavy truck sales across all major markets. In addition, world-wide off-road sales were up 13% for the fiscal year ended September 30, 2011, and were the highest in the Company’s history and comprised approximately 24% of the Company’s total sales for the year.

				Percent Change
For the Year Ended September 30:	2012	2011	2010	2011 to 2012	2010 to 2011
Cost of sales	$45,171	$42,549	$37,446	6.2%	13.6%
Gross profit	$19,201	$19,310	$14,820	(0.6)%	30.3%

          Cost of sales includes raw materials, freight and duties, warranty, wages and benefits, depreciation and amortization, production utilities, shipping and production supplies, repairs and maintenance, production facility property insurance, and other production overhead.

          As a percent of sales, cost of sales increased in fiscal 2012 as compared to 2011. As anticipated, material costs were higher in fiscal 2012 due to several components increasing pricing over the prior year, including die cast components and rare earth magnets. As a percent of sales, cost of sales were higher in India than any of the Company’s other regions as that operation continues in its start-up phase, which negatively impacted margins. We are moving aggressively toward our planned localization of the supply base in India, which we believe will improve the operating performance in that region within the next three to six months. Additionally, freight and duties were up between periods generally in line with sales volume increases. Slightly offsetting these increases in component pricing were reductions in warranty costs and scrap costs between fiscal 2012 and 2011. Manufacturing overhead costs were lower as a percentage of sales between periods, but were up in actual dollar value.

          As a percent of sales, cost of sales decreased in fiscal 2011 as compared to fiscal 2010, primarily due to higher sales volumes to distribute fixed overhead costs. Although sales volumes increased, freight and duty costs decreased slightly between periods as fiscal 2010 included excess air freight charges due to some of our suppliers having difficulty meeting delivery schedules. Purchase component costs were largely unchanged for the first half of the year; however, as the fiscal year progressed several components increased in price, including die cast components and rare earth magnets. Warranty costs decreased $679 between fiscal 2011 and 2010, as fiscal 2010 included unusually high warranty costs related to warranty claims with one customer. As sales volumes continue to improve and new products are introduced, we selectively added to our manufacturing support staff to accommodate the higher volumes resulting in overhead wage and benefit expenses increasing $435 in fiscal 2011 as compared to fiscal 2010. Health care costs for employees increased $119 during fiscal 2011 primarily due to increased health care rates and to a lesser extent the addition of manufacturing support staff during fiscal 2011. In addition, fiscal 2011 included costs associated with our India manufacturing facility for a full year as this facility was opened during the third quarter of fiscal 2010.

          Gross profit was $19,201, or 29.8% of net sales for fiscal 2012, a decrease of $109 from the gross profit of $19,310, or 31.2% of net sales in the comparable fiscal 2011 period. The decrease in gross profit in fiscal 2012 was primarily driven by increases in component costs throughout the year and to a lesser extent increases in direct labor and manufacturing overhead costs in dollar value.

          Gross profit was $19,310, or 31.2% of net sales for fiscal 2011, an increase of $4,490 from the gross profit of $14,820, or 28.4% of net sales in the comparable fiscal 2010 period. The increase in gross profit in fiscal 2011 was primarily driven by the 18% net increase in sales of electronic throttle control systems to our heavy truck, bus and off-road customers. Manufacturing overhead costs were slightly lower as a percent of sales in fiscal 2011 than in fiscal 2010 but increased on a dollar for dollar basis.

				Percent Change
For the Year Ended September 30:	2012	2011	2010	2011 to 2012	2010 to 2011
Research and development	$4,527	$4,835	$4,505	(6.4)%	7.3%

          Research and development expenses decreased $308 in fiscal 2012 when compared to fiscal 2011. The Company’s research and development expenditures generally will fluctuate based on the products under development at any given point in time, and that fluctuation often does not coincide with sales cycles. The decrease in research and development expenses in fiscal 2012 is primarily due to reductions in project development expenses, stock option expense, travel costs and depreciation expenses.

          Research and development expenses increased $330 in fiscal 2011 when compared to fiscal 2010. The increase is primarily due to increases in headcount and samples expenses related to new project development, including next generation sensors, joysticks and light commercial vehicle pedals.

				Percent Change
For the Year Ended September 30:	2012	2011	2010	2011 to 2012	2010 to 2011
Selling	$3,036	$2,855	$2,836	6.3%	0.7%

          Selling expenses increased $181 between fiscal 2012 and fiscal 2011 mainly due to additions to our European sales team in late fiscal 2011 that were not in place during most of fiscal 2011, offset slightly by reductions in sales commission expense.

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

				Percent Change
For the Year Ended September 30:	2012	2011	2010	2011 to 2012	2010 to 2011
Administration	$5,821	$6,560	$5,480	(11.3)%	19.7%

          Administration expenses for fiscal 2012 decreased $739 when compared to fiscal 2011. Both years include strategic transaction costs. Fiscal 2012 expenses include approximately $378 of transaction costs related to the merger agreement reached with Curtiss Wright Corporation subsequent to year end. In fiscal 2011, administration expenses included $349 related to a potential acquisition that the Company considered but ultimately decided to terminate during due diligence. Included in administration expenses in fiscal 2012 was a reduction of $225 related to our environmental liability. In November 2011, the State of Oregon Department of Environmental Quality adjusted its Risk Based Concentration (“RBC”) levels and based on the revised RBC levels, we performed an evaluation of the effect on our environmental clean-up project, which resulted in the reduction of our liability. For further information regarding our environmental liability, refer to Note 10 to Consolidated Financial Statements. Included in fiscal 2011 administration expense was $228 in legal fees associated with settlement of an old outstanding claim against the Company by a former employee. In addition, information technology maintenance costs and employee recruitment expenses decreased during fiscal 2012 when compared to fiscal 2011, however, these reductions were partially offset by increases in taxes and filing fees in China related to new government construction and education taxes.

          Administration expenses for fiscal 2011 increased $1,080 when compared to fiscal 2010. In fiscal 2011, administration expenses included $349 related to a potential acquisition that the Company considered but ultimately decided to terminate during due diligence. We also incurred a full year of costs associated with our India facility, which was opened during the third quarter of fiscal 2010. As sales volumes improved during fiscal 2011, we filled positions left vacant during the economic downturn experienced in late 2009 through 2010, which resulted in a $268 increase in administration wage expenses in fiscal 2011 as compared to fiscal 2010. Administration expenses in fiscal 2011 also included $228 in legal fees associated with settlement of an old outstanding claim against the Company by a former employee, an increase of $123 over fiscal 2010. Fiscal 2010 included legal fees of $421 associated with the Cuesta class action lawsuit, which was settled in the fourth quarter of fiscal 2010. Other increases in administration expenses in fiscal 2011 as compared to fiscal 2010 include: a $115 increase in taxes and filing fees in China related to new government construction and education taxes, an $84 increase in information technology maintenance costs and a reduction of $111 in fiscal 2010 related to our environmental liability accrual.

				Percent Change
For the Year Ended September 30:	2012	2011	2010	2011 to 2012	2010 to 2011
Class action settlement	$—	$—	$775	NM	NM

          During fiscal 2010, the Company entered into a settlement agreement with the plaintiffs in the Cuesta class action lawsuit and paid $775 for complete and final settlement of the action as discussed in Note 10 to Consolidated Financial Statements.

				Percent Change
For the Year Ended September 30:	2012	2011	2010	2011 to 2012	2010 to 2011
Gain on sale of investments	$—	$—	$(441)	NM	NM

          During the third quarter of fiscal 2010, we sold our short-term investments and recorded a $441 gain related to the sale.

				Percent Change
For the Year Ended September 30:	2012	2011	2010	2011 to 2012	2010 to 2011
Other (income) expense, net	$89	$211	$(54)	NM	NM

          Other expense of $89 in fiscal 2012 consisted primarily of foreign currency transaction losses. Other expense of $211 in fiscal 2011 consisted primarily of foreign currency losses associated with our Chinese and Indian subsidiaries. Other income of $54 in fiscal 2010 consisted primarily of a $90 gain from the extinguishment of old outstanding accounts payable balances of various insolvent subsidiaries offset slightly by losses related to the disposal of certain fixed assets.

				Percent Change
For the Year Ended September 30:	2012	2011	2010	2011 to 2012	2010 to 2011
Income tax expense (benefit)	$2,244	$1,439	$338	55.9%	325.7%

          In fiscal 2012, 2011 and 2010, the Company recorded income tax expense of $2,244, $1,439 and $338, respectively. The overall tax rate was 40.0% in fiscal 2012 compared to 30.1% in fiscal 2011 and 19.7% in fiscal 2010. The increase in the effective tax rate between fiscal 2012 and fiscal 2011 is primarily due to the continued recognition of a valuation allowance against the Company’s Indian subsidiary’s deferred tax assets, higher tax rates in China due to the scheduled end of the tax holiday in China on December 31, 2011 and the recognition of additional U.S. tax expense associated with foreign earnings no longer intended to be indefinitely reinvested in China.

          The increase in the effective tax rate between fiscal 2011 and fiscal 2010 is primarily due to the mix of pretax earnings between domestic and foreign jurisdictions, primarily in China.

          Refer to Note 9 in the Notes to Consolidated Financial Statements for further details of changes in our overall tax rate.

Financial Condition, Liquidity and Capital Resources

           At September 30, 2012, we had cash and cash equivalents of $1,750. During fiscal 2012, we paid four quarterly cash dividends at $0.12 per share totaling $3,565 compared to two quarterly cash dividends of $1,765 in fiscal 2011. During fiscal 2012, we amended our revolving loan facility with U.S. Bank and as of September 30, 2012 we had $13,629 available under this revolving loan facility. Although no assurances can be given, we believe that our $1,750 in cash plus available borrowings under our revolving loan facility will be adequate to meet our working capital needs throughout fiscal 2012.

          Cash generated from operations was $5,909 for fiscal 2012; an increase of $4,623 from the cash generated from operations of $1,286 for fiscal 2011. Net income plus non-cash charges for depreciation, amortization and stock based compensation contributed cash of $6,181 in fiscal 2012 compared to $6,416 in fiscal 2011.

          Changes in working capital items used cash of $1,190 for fiscal 2012 compared to use of cash of $5,546 in fiscal 2011. Changes in receivables in fiscal 2012 were a use of cash of $110 compared to a use of cash of $2,052 in fiscal 2011. Changes in receivables between periods are primarily impacted by changes in sales volumes from period to period and to a lesser degree, timing of collections. Inventories decreased $2,298 in fiscal 2012 as compared to an increase of $3,822 in fiscal 2011. Inventories increased in fiscal 2011 primarily due to the start-up of our Indian manufacturing facility, safety stock and increasing inventory to meet customers’ escalating delivery schedules. The inventory reduction in fiscal 2012 related to reducing some safety stock and more closely balancing inventory requirements with sales mix. Accounts payable and accrued expenses decreased in fiscal 2012 primarily due to reductions in inventory, timing of payments on accounts payable and increased seasonal payments of amounts accrued as of the prior year-end. Accounts payable and accrued expenses increased in fiscal 2011 primarily due to timing of payments on accounts payable and increases in purchases of inventory and supplies and were partially offset by increased seasonal payments of amounts accrued as of the prior year-end. Cash flows from operations for fiscal 2012 included payments to our pension plans of $1,140 compared to contributions of $1,042 for fiscal 2011. We believe it is likely we will continue to generate positive cash from operations, however, depending on the continued uncertainty in the worldwide economic market, we could experience periods of negative cash flow from operations.

          Cash used in investing activities was $1,386 for fiscal 2012 and $2,802 for fiscal 2011. Investing activities for fiscal 2012 and 2011 was comprised of purchases of equipment. Purchases were lower in fiscal 2012 than in prior years in part due to timing of projects year over year. We believe our capital expenditures are adequate to maintain our existing operations and meet new market opportunities. We expect our cash use for investing activities to remain constant or to increase as we continue to purchase capital equipment to expand and support our operations worldwide. We currently anticipate approximately $2,500 in capital expenditures for fiscal 2013.

          Cash used in financing activities was $4,112 for fiscal 2012, compared to cash used in financing activities of $161 for fiscal 2011. Cash used in financing activities during fiscal 2012 primarily relates to payment of four quarterly cash dividends to stockholders of record totaling $3,565 and $614 in net payments on our revolving loan facility. Financing activities in fiscal 2012 also included $66 in proceeds from the exercise of stock options. Cash used in financing activities in fiscal 2011 primarily relates to net borrowings on our revolving loan facility of $1,575 and proceeds from the exercise of stock options of $29 substantially offset by payment of two quarterly dividends of $1,765 related to quarterly cash dividends of $0.12 per share. Borrowings and payments on our revolving loan facility are shown separately on the statement of cash flows due to the revolving loan facility having a maturity date of more than three months. The large balances for borrowings and payments represent the optimization of cash to reduce interest payments and are due to timing of when payments are made compared to when cash collections are received in a given period.

Contractual Obligations as of September 30, 2012

          At September 30, 2012, our contractual obligations consisted of operating lease obligations, a license agreement and a revolving loan facility. We do not have any material letters of credit or debt guarantees outstanding at September 30, 2012 except as noted in Note 7 to Consolidated Financial Statements. Maturities of these contractual obligations consist of the following:

	Payments due by period
	Total	Less than 1 year	1 – 3 years
Operating leases	$2,282	$730	$1,552
MMT license - minimum royalties	136	36	100
Revolving loan facility	961	961	—
	$3,379	$1,727	$1,652

          Certain liabilities, including those related to our pension and post-retirement benefit plans, are reported in the accompanying consolidated balance sheets but are not reflected in the table above due to the absence of stated maturities. We have net obligations at September 30, 2012 related to our pension plans and post-retirement medical plan of $7,145 and $2,082, respectively. We funded $1,140 to our pension plans in fiscal 2012 compared to $1,042 in fiscal 2011 and we expect to make payments of $818 in fiscal 2013 to fund our pension plans.

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

          Our discount rate assumption is intended to reflect the rate at which retirement benefits could be effectively settled based upon the assumed timing of the benefit payments. To determine our discount rate, we discounted the expected benefit payments using the Principal Pension Discount Yield Curve. The equivalent level interest rate that produces the same present value of benefits was then determined. Our assumed rate does not differ significantly from this benchmark rate. We assumed a discount rate of 3.50% to determine our pension benefit obligations at September 30, 2012 and 5.00% to determine our net periodic benefit cost in fiscal 2012. A 1.0% decrease in these discount rates would have increased our pension benefit obligations at the end of fiscal 2012 by $2,329 and increased our net periodic benefit cost in 2012 by $2. A 1.0% increase in discount rates would have decreased our pension obligations at September 30, 2012 by $1,912 and decreased our net periodic benefit cost in fiscal 2012 by $6. To determine the discount rate for our post-retirement benefit plan, we also discounted the expected benefit payments using the Principal Pension Discount Yield Curve and assumed a discount rate of 3.75% to determine our post-retirement benefit obligations at September 30, 2012 and 5.00% to determine our post-retirement benefit cost in fiscal 2012. A 1.0% decrease in discount rate for our post-retirement benefit plan would have increased our post-retirement benefit obligation at September 30, 2012 by $215 and decreased our post-retirement benefit expense in fiscal 2012 by $2. A 1.0% increase in discount rate would have decreased our post-retirement benefit obligation at September 30, 2012 by $182 and our post-retirement benefit expense in fiscal 2012 would have increased $10.

          To determine the expected long-term rate of return on pension plan assets, we consider the current asset allocations and the historical and future expected returns of multiple asset classes to develop a risk-free real rate of return and risk premiums for each asset class. The overall rate for each asset class was developed by combining a long-term inflation component, the risk-free real rate of return, and the associated risk premium. A weighted average rate was then developed based on those overall rates and the target asset allocation of the plan. Information regarding our asset allocations is included in Note 8 to Consolidated Financial Statements. A 1.0% increase or decrease in the assumed rate of return on plan assets would have impacted net periodic benefit cost in fiscal 2012 by $94. Our post-retirement plan does not contain any plan assets.

          We assumed healthcare cost trend rates for our post-retirement plan of 5.0% - 8.0% in fiscal 2012, decreasing gradually to 4.0 – 4.5% in fiscal 2020 thereafter. A 1.0% increase in assumed healthcare cost trend rates would have increased our post-retirement benefit obligation at September 30, 2012 by $182 and increased post-retirement benefit expense in 2012 by $10. A 1.0% decrease in assumed healthcare cost trend rates would have decreased the post-retirement benefit obligation by $158 at the end of fiscal 2012 and decreased post-retirement benefit expense in fiscal 2012 by $9.

Share Based Compensation Expense

          We measure compensation cost for share-based awards at fair value and recognize compensation over the requisite service period for awards expected to vest. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results differ from our estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when calculating fair value of stock options including estimated stock price volatility and expected term. Factors considered in estimating forfeitures include the types of awards, employee class, and historical experience. Actual results may differ substantially from these estimates.

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

Interest Rate Risk

          In June 2012, the Company amended its revolving loan facility with U.S. Bank, which now matures on June 30, 2014. As of September 30, 2012, the Company does not have an outstanding balance on this facility. The Company is also a guarantor for its subsidiary in India for a line of credit with HSBC of up to $1,371, of which $961 was outstanding as of September 30, 2012. Management does not believe a change in end of period interest rates of 10% or less, or changes in future interest rates on this variable rate obligation would have a material effect on its financial position, results of operations, or cash flows. The Company has not hedged its exposure to interest rate fluctuations.

Foreign Currency Risk

          We sell our products primarily to customers in the heavy truck, transit bus and off-road equipment industries. For the fiscal years ended September 30, 2012 and 2011, the Company had foreign sales of approximately 41% and 45% of net sales, respectively. All worldwide sales in fiscal 2012 and 2011, with the exception of $3,908 and $3,486, respectively, were denominated in U.S. dollars. We have a manufacturing facility in Suzhou, China and Pune, India and sales offices in Shanghai, China and Munich, Germany. We purchase components internationally for use in all of our manufacturing facilities. These sales are denominated in U.S. dollars and other currencies. Although the Company is expanding its international exposure, it does not believe that changes in future exchange rates would have a material effect on its financial position, results of operations, or cash flows at this time. As a result, the Company has not entered into forward exchange or option contracts for transactions to hedge against foreign currency risk. The Company will continue to assess its foreign currency risk as its international operations, international purchases and sales increase.

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

See pages 77-78 for Index to Exhibits

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Williams Controls, Inc.

We have audited the accompanying consolidated balance sheets of Williams Controls, Inc. as of September 30, 2012 and 2011 and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended September 30, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Williams Controls, Inc. as of September 30, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ Moss Adams LLP
Portland, Oregon
December 12, 2012

Williams Controls, Inc.
Consolidated Balance Sheets
(Dollars in thousands, except per share information)

	September 30, 2012	September 30, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$1,750	$1,339
Trade accounts receivable, net	10,517	10,561
Other accounts receivable	1,098	944
Inventories	9,036	11,334
Deferred income taxes	684	847
Prepaid expenses and other current assets	1,134	552
Total current assets	24,219	25,577

Property, plant and equipment, net	8,713	9,446
Deferred income taxes	3,173	3,181
Other assets, net	313	337
Total assets	$36,418	$38,541

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Revolving loan facility	$961	$1,575
Accounts payable	4,725	5,599
Accrued expenses	4,748	5,536
Current portion of employee benefit obligations	200	201
Total current liabilities	10,634	12,911

Long-term Liabilities:
Employee benefit obligations	9,027	8,069
Other long-term liabilities	86	126

Commitments and contingencies

Stockholders’ Equity:
Preferred stock ($.01 par value, 50,000,000 authorized) Series C (No shares were issued and outstanding at September 30, 2012 and 2011, respectively)	—	—
Common stock ($.01 par value, 12,500,000 authorized; 7,377,237 and 7,302,339 issued and outstanding at September 30, 2012 and 2011, respectively)	74	73
Additional paid-in capital	39,015	38,521
Accumulated deficit	(11,309)	(11,108)
Treasury stock (332,595 shares at September 30, 2012 and 2011)	(2,734)	(2,734)
Accumulated other comprehensive loss	(8,375)	(7,317)
Total stockholders’ equity	16,671	17,435
Total liabilities and stockholders’ equity	$36,418	$38,541

See accompanying notes to Consolidated Financial Statements.

Williams Controls, Inc.
Consolidated Statements of Income
(Dollars in thousands, except share and per share information)

	For the year ended September 30,
	2012	2011	2010
Net sales	$64,372	$61,859	$52,266
Cost of sales	45,171	42,549	37,446

Gross profit	19,201	19,310	14,820

Operating expenses
Research and development	4,527	4,835	4,505
Selling	3,036	2,855	2,836
Administration	5,821	6,560	5,480
Class action settlement	—	—	775
Total operating expenses	13,384	14,250	13,596

Operating income	5,817	5,060	1,224

Other (income) expenses:
Interest income	(9)	(5)	(13)
Interest expense	129	81	17
Gain on sale of investments	—	—	(441)
Other (income) expense, net	89	211	(54)
Total other (income) expenses	209	287	(491)

Income before income taxes	5,608	4,773	1,715
Income tax expense	2,244	1,439	338

Net income	$3,364	$3,334	$1,377

Net income per common share – basic	$0.45	$0.46	$0.19

Weighted average shares used in per share calculation – basic	7,330,998	7,296,490	7,276,544

Net income per common share – diluted	$0.44	$0.45	$0.19

Weighted average shares used in per share calculation – diluted	7,505,925	7,471,215	7,387,939

See accompanying notes to Consolidated Financial Statements.

Williams Controls, Inc.
Consolidated Statements of Comprehensive Income
(Dollars in thousands)

	For the year ended September 30,
	2012	2011	2010
Net income	$3,364	$3,334	$1,377
Change in pension liability adjustment, net of tax of ($641), ($21), and ($214) in 2012, 2011 and 2010, respectively	(1,093)	10	(352)
Unrealized gain, net of tax of $0, $0 and ($88) in 2012, 2011 and 2010, respectively	—	—	(147)
Foreign currency translation adjustments, net of tax of $13, $0 and $0 in 2012, 2011 and 2010, respectively	35	194	94

Comprehensive income	$2,306	$3,538	$972

See accompanying notes to Consolidated Financial Statements.

Williams Controls, Inc.
Consolidated Statements of Stockholders’ Equity
(Dollars in thousands)

			Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity

	Common Stock
	Shares	Amount
Balance, September 30, 2009	7,270,820	$73	$36,643	$(6,776)	$(2,734)	$(7,116)	$20,090

Net income	—	—	—	1,377	—	—	1,377
Exercise of stock options	15,833	—	73	—	—	—	73
Share based compensation	3,092	—	907	—	—	—	907
Cash dividend payment	—	—	—	(7,278)	—	—	(7,278)
Foreign currency translation adjustment	—	—	—	—	—	94	94
Change in pension liability adjustment, net of tax	—	—	—	—	—	(352)	(352)
Unrealized loss, net of tax	—	—	—	—	—	(147)	(147)
Balance, September 30, 2010	7,289,745	73	37,623	(12,677)	(2,734)	(7,521)	14,764

Net income	—	—	—	3,334	—	—	3,334
Exercise of stock options	5,520	—	29	—	—	—	29
Share based compensation	2,461	—	819	—	—	—	819
Common stock issuance	4,613	—	50	—	—	—	50
Cash dividend payment	—	—	—	(1,765)	—	—	(1,765)
Foreign currency translation adjustment	—	—	—	—	—	194	194
Change in pension liability adjustment, net of tax	—	—	—	—	—	10	10
Balance, September 30, 2011	7,302,339	73	38,521	(11,108)	(2,734)	(7,317)	17,435

Net income	—	—	—	3,364	—	—	3,364
Correction of outstanding share count	(21,868)	—	—	—	—	—	—
Exercise of stock options	101,136	—	66	—	—	—	66
Tax withholdings related to stock option exercise	(27,070)		(225)				(225)
Share based compensation	28,470	1	717	—	—	—	718
Tax withholdings related to vesting of restricted stock awards	(5,770)		(64)				(64)
Cash dividend payment	—	—	—	(3,565)	—	—	(3,565)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	35	35
Change in pension liability adjustment, net of tax	—	—	—	—	—	(1,093)	(1,093)
Balance, September 30, 2012	7,377,237	$74	$39,015	$(11,309)	$(2,734)	$(8,375)	$16,671

See accompanying notes to Consolidated Financial Statements.

Williams Controls, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)

	For the year ended September 30,
	2012	2011	2010
Cash flows from operating activities:
Net income	$3,364	$3,334	$1,377
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,100	2,263	2,137
Deferred income taxes	908	414	(520)
Share based compensation	717	819	907
Gain from sale of available-for-sale securities	—	—	(441)
Gain from stock settlement of environmental claims	—	—	(19)
(Gain) loss from sale and disposal of fixed assets	10	2	(16)
Changes in operating assets and liabilities:
Receivables, net	(110)	(2,052)	(1,267)
Inventories	2,298	(3,822)	(1,973)
Prepaid expenses and other current assets	(582)	(211)	(72)
Accounts payable and accrued expenses	(2,062)	992	2,821
Other	(734)	(453)	(254)

Net cash provided by operating activities	5,909	1,286	2,680

Cash flows from investing activities:
Property, plant and equipment purchases	(1,386)	(2,803)	(2,238)
Proceeds from sale of property, plant and equipment	—	1	23
Proceeds from sale of available-for-sale securities	—	—	511

Net cash used in investing activities	(1,386)	(2,802)	(1,704)

Cash flows from financing activities:
Cash dividend on common stock	(3,565)	(1,765)	(7,278)
Borrowings on revolving loan facility	14,856	11,423	—
Payments on revolving loan facility	(15,470)	(9,848)	—
Issuance of common stock	67	29	73

Net cash used in financing activities	(4,112)	(161)	(7,205)

Net increase (decrease) in cash and cash equivalents	411	(1,677)	(6,229)
Cash and cash equivalents at beginning of year	1,339	3,016	9,245

Cash and cash equivalents at end of year	$1,750	$1,339	$3,016

Supplemental disclosure of cash flow information:
Interest paid	$31	$45	$—
Income taxes paid	2,347	988	505

Supplemental disclosure of non-cash investing and financing activities:
Pension liability adjustment, net of tax	$(1,093)	$10	$(352)

See accompanying notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
Years Ended September 30, 2012, 2011 and 2010
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

Concentration of Risk and Sales by Customer:

          For the years ended September 30, 2012, 2011 and 2010, The Volvo Group accounted for 17%, 19% and 16%; Paccar, Inc. accounted for 13%, 11% and 9%; Caterpillar, Inc. accounted for 10%, 8% and 7% and Daimler Trucks NA accounted for 9%, 8% and 8%,of net sales from operations, respectively. Approximately 41%, 45% and 41% of net sales in fiscal 2012, 2011 and 2010 respectively, were to customers outside of the United States, primarily in Belgium, Canada, China, France, Korea, Mexico and Sweden, and, to a lesser extent, in other European countries, South America, Pacific Rim nations and Australia. At September 30, 2012 and 2011, The Volvo Group represented 24% and 24%, Caterpillar, Inc. represented 14% and 11%, Paccar, Inc. represented 10% and 6%, Hyundai Motors represented 6% and 4%, Bendix Commercial Vehicle Systems represented 6% and 7%, Daimler Trucks NA represented 5% and 6%, and Navistar International Corporation represented 4% and 9% of trade accounts receivable, respectively.

Subsequent Event:

          In November 2012, subsequent to the September 30, 2012 fiscal year-end, the Company announced it had entered into a Merger Agreement with Curtiss Wright Corporation (“Curtiss-Wright) whereby Curtiss-Wright agreed to acquire all of the Company’s outstanding shares of common stock in a cash tender offer of $15.42 per share (the “Tender Offer”). The Tender Offer commenced on November 15, 2012, and is currently scheduled to expire on December 13, 2012, unless otherwise extended.

Note 2. Significant Accounting Policies

Cash and Cash Equivalents:

          Cash and cash equivalents include highly liquid investments with original maturities of three months or less. At September 30, 2012, cash and cash equivalents primarily consisted of cash deposits held in one major U.S. financial institution. At September 30, 2012, approximately 61% of the Company’s cash and cash equivalents were held with one major financial institution in the United States with the remainder held in foreign banks or foreign currency denominated accounts. The Company maintains cash balances in bank accounts that normally exceed FDIC insured limits. As of September 30, 2012, cash and cash equivalents held in the United States exceeded federally insured limits by approximately $818. The Company has not experienced any losses related to its cash concentration.

Trade Accounts Receivable:

          Trade accounts receivable are stated at the invoiced amount, less allowances for doubtful accounts, which approximates fair value given their short-term nature. Collectability of trade accounts receivable is regularly reviewed and is based upon managements’ knowledge of customers and compliance with credit terms. The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. Activity related to the allowance for doubtful accounts for years ended September 30, 2012 and 2011 consisted of the following:

	September 30, 2012	September 30, 2011
Beginning balance	$204	$150
Charges to bad debt expense	77	75
Write-offs, recoveries and adjustments	(81)	(21)
Ending balance	$200	$204

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

Product Warranty:

          The Company establishes a product warranty liability based on a percentage of product sales. The liability is based on historical return rates of products and amounts for significant and specific warranty issues, and is included in accrued expenses on the accompanying consolidated balance sheets. Warranty is limited to a specified time period, mileage or hours of use, and varies by product, application and customer. The Company has recorded a liability, which in the opinion of management, is adequate to cover such warranty costs. Warranty payments can vary significantly from year to year depending on the timing of the settlement of warranty claims with customers. Following is a reconciliation of the changes in the Company’s warranty liability for the years ended September 30, 2012, 2011 and 2010.

Year ended September 30,	2012	2011	2010

Balance at beginning of period	$1,076	$1,578	$751
Payments	(684)	(1,215)	(557)
Warranty claims accrued	622	713	1,384
Balance at end of period	$1,014	$1,076	$1,578

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

Pensions and Post-retirement Benefit Obligations:

          The Company provides various benefits to certain current and former employees through defined benefit plans and retirement healthcare benefit plans. For financial reporting purposes, net periodic benefit cost and related obligations are calculated using a number of significant actuarial assumptions, including a discount rate assumption, a long-term rate of return on assets assumption and a health care cost growth rate assumption. Changes in net periodic benefit cost and funding status may occur in the future due to changes in these assumptions. The funded status of defined pension and postretirement plans recognized in the statement of financial position is measured as the difference between the fair market value of the plan assets and the benefit obligation. For a defined benefit pension plan, the benefit obligation is the projected benefit obligation; for any other defined benefit postretirement plan, such as a retiree health care plan, the benefit obligation is the accumulated benefit obligation. Any over-funded status is recognized as an asset and any underfunded status is recognized as a liability.

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

Earnings (Losses) Per Share:

          Basic earnings per share (“EPS”) is computed by dividing net earnings available to common stockholders by the weighted-average number of common shares outstanding, which has been modified to include the effects of all participating securities (unvested restricted stock awards with a right to receive dividends) as prescribed by the two-class method, during the period. Diluted EPS is computed similarly, but reflects the potential dilution that would occur if dilutive options were exercised and restricted stock awards were vested. Basic and diluted EPS were calculated under the treasury method for the year ended September 30, 2010, as no participating securities (restricted stock awards) were granted prior to the year ended September 30, 2011. During the fourth quarter of fiscal 2012, the Company adjusted its outstanding common stock total downward by 21,868 shares to match the outstanding share count from the Company’s transfer agent. This adjustment had no impact on the Company’s consolidated financial condition and results of operations.

          Following is a reconciliation of basic EPS and diluted EPS:

	Year Ended September 30,
	2012	2011	2010
Basic EPS:
Net income	$3,364	$3,334	$1,377
Less: Dividends paid and income attributable to participating securities	(43)	(9)	—
Net income available to common stockholders	$3,321	$3,325	$1,377
Basic weighted average shares outstanding	7,330,998	7,296,490	7,276,544
Basic earnings per share	$0.45	$0.46	$0.19

Diluted EPS:
Net income available to common stockholders	$3,321	$3,325	$1,377
Basic weighted average shares outstanding	7,330,998	7,296,490	7,276,544
Effect of dilutive securities	174,927	174,725	111,395
Diluted weighted average shares outstanding	7,505,925	7,471,215	7,387,939
Diluted earnings per share	$0.44	$0.45	$0.19

          At September 30, 2012, 2011 and 2010, the Company had stock options covering 169,368, 188,406 and 425,232 shares, respectively, which were not considered in the diluted EPS calculation since they would have been antidilutive.

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

Fair Value of Financial Instruments:

          The carrying amounts reflected in the accompanying consolidated balance sheet for cash and cash equivalents, accounts receivable, other accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses, and revolving debt approximate fair value due to the short-term nature of the instruments.

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

Note 3. Inventories

          Inventories consist of the following at September 30:

	2012	2011
Raw material	$6,351	$8,549
Work in process	66	62
Finished goods	2,619	2,723
	$9,036	$11,334

Note 4. Property, Plant and Equipment

          Property, plant and equipment consist of the following at September 30:

	2012	2011
Land and land improvements	$828	$828
Buildings	4,962	4,936
Machinery and equipment	16,408	15,123
Office furniture, computers & software	5,495	5,420
Construction in progress	1,592	1,862
	29,285	28,169
Less accumulated depreciation	(20,572)	(18,723)
	$8,713	$9,446

          Depreciation expense for the years ended September 30, 2012, 2011 and 2010 was $2,100, $2,263 and $2,137, respectively.

Note 5. Accrued expenses

          Accrued expenses consist of the following at September 30:

	2012	2011
Environmental liability	$625	$869
Accrued product warranty	1,014	1,076
Accrued compensation and benefits	2,274	2,262
Income tax payable	74	750
Other	761	579
	$4,748	$5,536

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

          Financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2012 included cash and cash equivalents of $1,750, which were considered level 1 assets. We use a market approach to determine the fair value of cash and cash equivalents, which include highly liquid investments with original maturities of three months or less. There were no assets and liabilities measured at fair value on a nonrecurring basis as of September 30, 2012.

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

Note 7. Debt

          In September 2012, the Company amended its revolving loan facility with U.S. Bank, which now matures on June 30, 2014. The amended revolving loan facility provides for $15,000 in borrowing capacity and is secured by substantially all the assets of the Company. The interest rate under the new agreement is 1.75% plus the 1,2,3,6 or 12 month LIBOR rate. The Company is subject to a quarterly and annual financial covenant under the revolving loan facility. At September 30, 2012, the Company was in compliance with its financial covenant.

          As of September 30, 2012, the Company does not have a balance outstanding on the U.S. revolving loan facility. In January 2011, the Company became a guarantor for its subsidiary in India for a line of credit up to $1,371, of which $961 was outstanding as of September 30, 2012. The line of credit of the Company’s India subsidiary has also been amended, with a new expiration date on June 30, 2013. The full guarantee of $1,371 reduces the Company’s borrowing capacity under the revolving loan with U.S. Bank by the same amount.

          The Company had available under its revolving credit facility $13,629 at September 30, 2012.

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

Pension Plans

          The following table reflects the changes in the projected benefit obligation, the fair value of plan assets, and the determination of the amounts recognized in the consolidated balance sheets for the Company’s pension plans at September 30:

	Salaried Plan		Hourly Plan
September 30,	2012	2011	2012	2011
Accumulated benefit obligation	$6,285	$5,446	$11,611	$9,831
Change in projected benefit obligation:
Benefit obligation at beginning of year	$5,446	$5,494	$9,831	$9,898
Service cost	—	—	48	54
Interest cost	263	265	476	479
Actuarial (gain)/loss	940	46	1,843	(30)
Benefits paid	(364)	(359)	(587)	(570)

Benefit obligation at end of year	$6,285	$5,446	$11,611	$9,831

Change in plan assets:
Fair value of plan assets at beginning of year	$3,451	$3,455	$5,888	$5,662
Actual return on plan assets	434	28	788	81
Employer contributions	391	327	750	715
Benefits paid	(364)	(359)	(587)	(570)

Fair value of plan assets at end of year	$3,912	$3,451	$6,839	$5,888

Funded status at end of year	$(2,373)	$(1,995)	$(4,772)	$(3,943)

          Weighted-average assumptions used to determine benefit obligations at September 30:

	Salaried Plan		Hourly Plan
	2012	2011	2012	2011
Discount rate	3.50%	5.00%	3.50%	5.00%
Rate of compensation increase	—	—	—	—

          The amounts included in accumulated other comprehensive losses that have not yet been recognized in net periodic benefit cost as of September 30, 2012 and 2011 consist of the following:

	Salaried Plan		Hourly Plan
	2012	2011	2012	2011
Actuarial loss	$3,937	$3,394	$7,069	$5,848
Prior service cost	—	—	—	4
	$3,937	$3,394	$7,069	$5,852

          Amounts in fiscal 2013 that will be amortized from accumulated other comprehensive loss into net periodic benefit cost include the following:

	Salaried Plan	Hourly Plan
Actuarial loss	$162	$234

          Net periodic benefit cost for the years ended September 30 includes the following:

	Salaried Plan			Hourly Plan
Year ended September 30:	2012	2011	2010	2012	2011	2010
Service cost	$—	$—	$—	$48	$54	$49
Interest cost	263	265	279	476	479	486
Expected return on plan assets	(178)	(206)	(220)	(361)	(328)	(349)
Amortization of prior service cost	—	—	—	4	14	14
Curtailment	—	—	—	—	—	—
Recognized net actuarial loss	141	136	131	195	200	179

Net periodic benefit cost	$226	$195	$190	$362	$419	$379

          Weighted-average assumptions used to determine Net Periodic Benefit Cost for the years ended September 30:

	Salaried Plan			Hourly Plan
	2012	2011	2010	2012	2011	2010
Discount rate	5.00%	5.00%	5.50%	5.00%	5.00%	5.50%
Expected return on plan assets	7.25%	7.50%	6.75%	7.25%	7.50%	6.75%
Rate of compensation increase	—	—	—	—	—	—

          The overall expected long-term rate of return assumptions for fiscal 2012 were developed using historical and future return expectations of multiple asset classes, which were analyzed to develop a risk-free real rate of return and risk premiums for each asset class. The overall rate for each asset class was developed by combining a long-term inflation component, the risk-free real rate of return, and the associated risk premium. The weighted average rate was developed based on those overall rates and the target asset allocation of the plan.

           Plan Assets:

          The Company’s overall investment strategy is to build an efficient, well-diversified portfolio based on a long-term, strategic outlook of investment markets. The investment market outlook utilizes both historical-based and forward-looking return forecasts to establish future return expectations for various asset classes. These return expectations are then used to develop a core asset allocation based on the needs of the plan. The core asset allocation utilizes multiple investment managers in order to maximize the plan’s return while minimizing risk. The target allocations for plan assets are 30% equity securities, 60% debt securities, and 10% real asset investments. Equity securities primarily include investments in large-cap funds primarily located in the United States but also include investments in US small/mid-cap funds as well as international equity funds. Debt securities primarily consist of corporate bond funds.

          The fair value of the Company’s salaried pension plan asset allocations at September 30, 2012, by asset class are as follows:

		Salaried Plan - Fair Value Measurements at September 30, 2012
Asset Class	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity securities:
U.S. large cap funds	$700	$—	$700	$—
U.S. mid cap funds	85	—	85	—
U.S. small cap funds	86	—	86	—
International funds	294	—	294	—
WMCO stock	301	301	—	—
Fixed income securities:	2,071	—	2,071	—
Real asset securities:	375	—	375	—

Total	$3,912	$301	$3,611	$—

           The fair value of the Company’s salaried pension plan asset allocations at September 30, 2011, by asset class are as follows:

		Salaried Plan - Fair Value Measurements at September 30, 2011
Asset Class	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity securities:
U.S. large cap funds	$570	$—	$570	$—
U.S. mid cap funds	69	—	69	—
U.S. small cap funds	70	—	70	—
International funds	242	—	242	—
WMCO stock	307	307	—	—
Fixed income securities:	1,879	—	1,879	—
Real asset securities:	314	—	314	—

Total	$3,451	$307	$3,144	$—

          The fair value of the Company’s hourly pension plan asset allocations at September 30, 2012, by asset class are as follows:

		Hourly Plan - Fair Value Measurements at September 30, 2012
Asset Class	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity securities:
U.S. large cap funds	$1,226	$—	$1,226	$—
U.S. mid cap funds	148	—	148	—
U.S. small cap funds	151	—	151	—
International funds	516	—	516	—
WMCO stock	475	475	—	—
Fixed income securities:	3,665	—	3,665	—
Real asset securities:	658	—	658	—
Total	$6,839	$475	$6,364	$—

          The fair value of the Company’s hourly pension plan asset allocations at September 30, 2011, by asset class are as follows:

		Hourly Plan - Fair Value Measurements at September 30, 2011
Asset Class	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity securities:
U.S. large cap funds	$982	$—	$982	$—
U.S. mid cap funds	119	—	119	—
U.S. small cap funds	120	—	120	—
International funds	419	—	419	—
WMCO stock	470	470	—	—
Fixed income securities:	3,237	—	3,237	—
Real asset securities:	541	—	541	—
Total	$5,888	$470	$5,418	$—

Cash Flows:

          The Company expects to recognize $562 in expense in fiscal 2013 related to its pension plans and make payments of $818 in fiscal 2013.

          Based on current data and assumptions, the following benefit payments, which reflect expected future service, as appropriate, are expected to be paid over the next 10 fiscal years:

	Benefit Payments
Year ending:	Salaried Plan	Hourly Plan
2013	$390	$680
2014	380	680
2015	390	670
2016	380	670
2017	380	660
Years 2018-2022	2,000	3,400

Post Retirement Plan

          The following table sets forth the changes in benefit obligation and the determination of the amounts recognized in the consolidated balance sheets for the Post Retirement Plan at September 30:

	2012	2011
Change in benefit obligation:
Benefit obligation at beginning of year	$2,332	$2,631
Service cost	1	1
Interest cost	112	126
Actuarial gain	(155)	(187)
Benefits paid	(208)	(239)

Benefit obligation at end of year	$2,082	$2,332

Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	208	239
Benefits paid	(208)	(239)

Fair value of plan assets at end of year	$—	$—

Funded status at end of year	$(2,082)	$(2,332)

          Weighted-average assumptions used to determine benefit obligations at September 30:

	2012	2011
Discount rate	3.75%	5.00%
Rate of compensation increase	—	—

          The amounts included in accumulated other comprehensive losses that have not yet been recognized in net periodic benefit cost as of September 30, 2012 and 2011 consist of the following:

	2012	2011
Actuarial loss	$12	$167
Prior service credit	(196)	(332)
Transition obligation	19	39
	$(165)	$(126)

          Amounts in fiscal 2013 that will be amortized from accumulated other comprehensive loss into net periodic benefit cost include the following:

Actuarial loss	$2
Prior service credit	(136)
Transition obligation	19
$(115)

          Net periodic post retirement benefit cost for the years ended September 30 included the following:

Year ended September 30:	2012	2011	2010
Service cost	$1	$1	$1
Interest cost	112	126	149
Amortization	(116)	(109)	(102)

Net periodic post retirement benefit cost	$(3)	$18	$48

          Weighted-average assumptions used to determine net post retirement benefit cost for the years ended September 30:

	2012	2011	2010
Discount rate	5.00%	5.00%	5.50%

          Based on current data and assumptions, the following benefit payments, which reflect expected future service, as appropriate, are expected to be paid over the next 10 fiscal years:

Year ending:	Benefit Payments
2013	$200
2014	190
2015	190
2016	180
2017	180
Years 2018-2022	830

          The assumed health care cost trend rate used in measuring the benefit obligation ranged between 4.0% - 8.0% in the first year, declining gradually to 4.0% - 4.5% in 2020 and thereafter.

          If the assumed health care costs trends were increased by 1%, the benefit obligation as of September 30, 2012 would increase by $182, and the aggregate of the services and interest cost components of the net post retirement benefit cost would be increased by $10. If the assumed health care costs trends were decreased by 1%, the benefit obligation as of September 30, 2012 would decrease by $158, and the aggregate of the services and interest cost components of the net post retirement benefit cost would be decreased by $9.

Other Benefit Plans

          The Company sponsors a matching 401(k) plan for salaried employees and certain union employees, in which eligible employees may elect to contribute a portion of their compensation. Employer matching contributions in fiscal 2012, 2011 and 2010 were $271, $264 and $252, respectively.

          In December 2008, the Company adopted the 2008 Deferred Compensation Plan (the “Plan”). The purpose of the Plan is to (i) provide deferred compensation to select senior management employees of the Company (“Eligible Executives”) and members of the Company’s board of directors, (ii) permit Eligible Executives to elect to defer a percentage of their base compensation and/or bonus compensation, and (iii) permit members of the Company’s board of directors to elect to defer a portion of their board fees. The initial Eligible Executives are Patrick W. Cavanagh, President and Chief Executive Officer, and Dennis E. Bunday, Executive Vice President and Chief Financial Officer. As of September 30, 2012, Mr. Cavanagh and Mr. Bunday have been awarded and have had interest accrued to their accounts on an un-funded, fully-vested basis deferred compensation totaling $325 and $85, respectively.

Note 9. Income Taxes

          The provision for income tax expense is as follows for the years ended September 30:

	2012	2011	2010
Current:
Federal	$808	$685	$701
State	126	57	(11)
Foreign	402	283	168
	1,336	1,025	858
Deferred:
Federal	803	313	(448)
State	149	141	36
Foreign	(44)	(40)	(108)
	908	414	(520)

Total	$2,244	$1,439	$338

          The reconciliation between the effective tax rate and the statutory federal tax rate on income in fiscal 2012 and 2011 or a loss in fiscal 2010 as a percent is as follows:

Provision	2012	2011	2010
Statutory federal income tax rate	34.0%	34.0%	34.0%
State taxes, net of federal income tax benefit	2.6	2.7	2.5
Change in deferred tax assets due to change in state tax law and rate	1.5	1.7	(2.8)
Impact of foreign operations	4.0	(3.5)	(19.0)
Effect of change in valuation allowance	(1.7)	(2.0)	(2.4)
Share based compensation	0.9	3.6	12.3
Manufacturer’s deduction	(1.6)	(2.1)	(2.8)
Research and development credits	(0.9)	(4.0)	(1.7)
Other	1.2	(0.3)	(0.4)
	40.0%	30.1%	19.7%

          At September 30, 2012, the Company had recorded an income tax receivable of $217, which is included in other accounts receivable in the accompanying consolidated balance sheets.

          The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 2012 and 2011 are as follows:

	2012	2011
Deferred tax assets:
Inventories	$231	$222
Warranty liability	363	386
Accrual for compensated absences	140	130
Share based compensation	501	575
Accrual for retiree medical benefits	701	802
Loss from investment in affiliate (Ajay Sports, Inc.)	3,840	3,878
Tax gain on sale/leaseback	647	653
Accrued environmental obligations	230	323
Accrued other liabilities	297	590
Pension plan comprehensive loss adjustment	2,405	1,914
State net operating loss carry-forwards	92	92
Foreign net operating loss carry-forwards	608	316
Other	74	75
Total deferred tax assets	10,129	9,956
Less valuation allowance	(5,588)	(5,404)

Deferred tax assets, net of valuation allowance	4,541	4,552

Deferred tax liabilities:
Fixed and intangible assets	542	524
Unremitted foreign earnings	142	—
Net deferred income tax assets	$3,857	$4,028

Current deferred income tax assets	$1,345	$1,737
Long-term deferred income tax assets	9,093	8,530
Long-term deferred income tax liabilities	(993)	(835)
Valuation allowance	(5,588)	(5,404)
	$3,857	$4,028

          At September 30, 2012, the Company has approximately $2,191 of state net operating loss carry-forwards, which are available to the Company in certain state tax jurisdictions and begin to expire in 2016, if not utilized. As of September 30, 2012, the Company also has approximately $2,028 of Indian net operating loss carry-forwards, which begin to expire in 2019, if not utilized. The Company has recorded a valuation allowance against foreign and state net operating losses that it does not believe are more-likely-than-not to be utilized.

          As of September 30, 2012, the Company had no unrecognized tax benefits, interest or penalties. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense.

          Following is a reconciliation of the Company’s unrecognized tax benefits at September 30:

	2012	2011	2010

Beginning Balance	$—	$69	$81
Reductions for tax positions of prior years	—	(69)	(12)
Ending Balance	$—	$—	$69

          During the third quarter of fiscal 2011, the Company settled with the Internal Revenue Service on all outstanding examination issues for the tax year September 30, 2008. The settlement did not have a material adverse effect on the Company’s results of operations. The Company is not currently under examination in any other states or foreign jurisdictions.

          The Company is subject to income taxes in the United States and foreign jurisdictions. The Company is no longer subject to U.S. federal, state or foreign income tax examinations for tax years ended before September 30, 2009, September 30, 2008 and December 31, 2007, respectively. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses or tax credits were generated and carried forward, and make adjustments up to the amount of the net operating loss or credit carry-forward amount.

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

          Earnings of a foreign subsidiary or affiliate are subject to U.S. taxation when effectively repatriated. During the second quarter of fiscal 2012, the Company determined it would not indefinitely reinvest all of its earnings in their Chinese subsidiary and therefore began recording additional U.S. income taxes and foreign withholding taxes associated with those earnings. The Company anticipates that $497 will not be indefinitely reinvested and has provided for U.S. taxes on those earnings. During the fiscal year ended September 30, 2012, the Company’s income tax expense was increased by $129, net of foreign tax credits, as a result of the change in its indefinite reinvestment position in China.

          The Company’s subsidiary in China is entitled to a five-year tax holiday, pursuant to which it was exempted from paying the enterprise income tax for calendar 2007, the year in which it first had positive earnings, and calendar 2008. Additionally, the Company was subject to reduced enterprise income tax rates of 10%, 11% and 12% for the calendar years 2009, 2010 and 2011, respectively. The income tax benefit of the tax holiday for the years ended September 30, 2012 and September 30, 2011 was $55 and $377, respectively. The tax holiday for the Company’s China subsidiary expired at the end of calendar 2011 and reverted to the full statutory tax rate of 25% beginning in calendar 2012.

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

          The soil and groundwater at the Company’s Portland, Oregon facility contains certain contaminants, which were deposited from approximately 1968 through 1995. Some of this contamination has migrated offsite to neighboring properties. The Company has retained an environmental consulting firm to investigate the extent of the contamination and to determine what remediation will be required and the associated costs. During fiscal 2004, the Company entered into the Oregon Department of Environmental Quality’s voluntary clean-up program. In November 2011, the DEQ adjusted its Risk Based Concentration (“RBC”) levels. The Company performed an evaluation of the effect of the adjusted RBC levels and recorded a $225 reduction to its environmental liability during the first quarter of fiscal 2012. As of September 30, 2012, the total liability recorded for the clean-up is $625 and is recorded in accrued expenses in the accompanying consolidated balance sheet. The Company asserted and filed a contractual indemnity claim against Dana Corporation (“Dana”), from which it acquired the property, and contribution claims against the other prior owner of the property as well as businesses previously located on the property (including Blount, Inc. (“Blount”) and Rosan, Inc. (“Rosan”)) under the Federal Superfund Act and the Oregon Cleanup Law. During 2008, the Company entered into a settlement agreement with Dana, Blount and Rosan under which it received total cash payments from Dana, Blount and Rosan of $735, and shares of Dana stock equal to approximately $337 at the time of settlement, and assumed the full obligation to, and risks associated with, completing the remediation.

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

2013	$730
2014	572
2015	515
2016	465
Total	$2,282

          Rent expense under operating leases was $785, $801 and $648 for the years ended September 30, 2012, 2011 and 2010, respectively.

Note 11. Share-Based Compensation

          The Company currently has two qualified equity compensation plans. At the February 24, 2010 Annual Meeting, our stockholders approved the adoption of the 2010 Restated Stock Option Plan (the “Employee Plan”), which amended, restated and renamed the Company’s 1993 Restated Stock Option Plan and provides for issuance of either incentive stock options or restricted stock. The Employee Plan reserves an aggregate of 1,170,000 shares of the Company’s common stock for issuance under the plan. These shares may be granted to employees, officers and directors of and consultants to the Company. Under the terms of the Employee Plan, the Company may grant “incentive stock options” or “non-qualified options” with an exercise price of not less than the fair market value of the common stock on the date of grant or restricted stock. Options granted under the Employee Plan have a vesting schedule determined by the Compensation Committee of the Board of Directors. Stock options expire ten years after the date of grant. The Employee Plan also permits the Compensation Committee to establish the terms of each award made under the plan and allows the committee to vary from the plan’s standard terms under circumstances the committee deems appropriate. Our stockholders also approved the adoption of the 2010 Restated Formula Stock Option Plan for non-employee Directors (the “Formula Plan”), which amended, restated and renamed the Company’s 1995 Formula Stock Option Plan. The Formula Plan reserves an aggregate of 106,666 shares of the Company’s common stock for the issuance of stock options. These shares may be granted to non-employee directors of the Company. Under this plan the non-employee directors are each automatically granted 1,666 options at a price equal to the market value on the date of grant, which is the date of the Annual Meeting of Stockholders each year, exercisable for 10 years after the date of the grant. These options are exercisable as to 25% of the shares thereby on the date of grant and as to an additional 25%, cumulatively on the first, second and third anniversaries of the date of grant.

          Stock option and restricted stock activity during the periods indicated under the Employee Plan is as follows:

	Shares Available For Grant	Shares Subject To Stock Awards	Weighted Average Grant Prices
Outstanding at September 30, 2009	137,283	532,959	9.35
Newly authorized	300,000	—
Granted	(287,010)	287,010	$8.54
Exercised	—	(15,833)	4.63
Forfeited	3,499	(3,499)	12.06

Outstanding at September 30, 2010	153,772	800,637	9.14
Granted	(107,600)	107,600	10.92
Exercised	—	(5,520)	8.26
Forfeited	45,973	(45,973)	11.98

Outstanding at September 30, 2011	92,145	856,744	9.22
Granted	(51,450)	51,450	10.76
Exercised/Vested	113,440	(204,178)	6.38
Forfeited	56,583	(56,583)	12.84

Outstanding at September 30, 2012	210,718	647,433	$9.92

          Stock option activity during the periods indicated under the Formula Plan is as follows:

	Shares Available For Grant	Shares Subject To Options	Weighted Average Grant Prices
Outstanding at September 30, 2009	20,024	65,810	$9.83
Newly authorized	20,000	—
Granted	(9,996)	9,996	7.92
Forfeited	1,666	(1,666)	12.75

Outstanding at September 30, 2010	31,694	74,140	9.51
Granted	(9,996)	9,996	11.11

Outstanding at September 30, 2011	21,698	84,136	9.70
Granted	(8,330)	8,330	11.10
Exercised	—	(3,333)	6.60
Forfeited/Expired	14,579	(14,579)	8.84

Outstanding at September 30, 2012	27,947	74,554	$10.16

Stock Options

          Information regarding outstanding stock options as of September 30, 2012 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at September 30, 2011	834,080	$9.05	5.4 years	$2,467
Granted	8,330	11.10
Exercised	(181,736)	5.74
Cancelled/Forfeited/Expired	(63,712)	12.18
Outstanding at September 30, 2012	596,962	$9.75	5.2 years	$1,270
Exercisable at September 30, 2012	466,793	$9.99	4.6 years	$1,027

          The aggregate intrinsic value (the intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option) in the table above represents pre-tax intrinsic value that would have been realized if all options had been exercised on the last business day of the period indicated, based on the Company’s closing stock price on that day. The intrinsic value of all stock options exercised during the years ended September 30, 2012, 2011 and 2010 was $1,151, $32 and $67, respectively. Cash received from the exercise of stock options for the years ended September 30, 2012, 2011 and 2010 was $66, $29 and $73, respectively.

          The following table summarizes information about stock options under both plans outstanding at September 30, 2012:

		Options Outstanding			Options Exercisable
Range of Exercise Prices		Number Outstanding at September 30, 2012	Weighted Average Remaining Contractual Life – Years	Weighted Average Exercise Price	Number Exercisable at September 30, 2012	Weighted Average Exercise Price
$3.96 –	7.20	171,462	2.0	$6.19	171,462	$6.19
7.92 –	11.50	272,792	7.3	8.64	151,623	8.69
12.24 –	18.05	152,708	4.9	15.74	143,708	15.89
$3.96 –	18.05	596,962	5.2	$9.75	466,793	$9.99

          The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants issued during the years ended September 30, 2012, 2011 and 2010.

	2012	2011	2010
Risk-free interest rate	1.59%	2.91%	2.60%
Expected dividend yield	4.32%	4.32%	0%
Expected term	7.6 years	7.4 years	6.5 years
Expected volatility	40%	45%	45%

          Using the Black-Scholes methodology, the total value of options granted during the years ended September 30, 2012, 2011 and 2010, was $24, $35 and $1,217, respectively, which would be amortized over the vesting period of the options. The weighted average grant date fair value of stock options granted during the years ended September 30, 2012, 2011 and 2010 was $2.87, $3.48 and $4.10 per share, respectively.

Restricted Stock

          Information regarding outstanding restricted stock awarded under the Employee Plan as of September 30, 2012 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at September 30, 2011	106,800	$10.92
Granted	51,450	10.76
Vested	(25,775)	10.93
Cancelled/Forfeited	(7,450)	10.73
Nonvested at September 30, 2012	125,025	$10.87

          The restricted stock in the above table was granted to employees under the Employee Plan and vests over a four year period from the date of grant.

Expense Information

          The Company’s share-based compensation expense included in earnings is as follows:

	2012	2011	2010
Cost of sales	$134	$189	$166
Research and development	27	119	126
Selling	101	96	107
Administration	455	415	508
Total share-based compensation expense	$717	$819	$907

Total share-based compensation expense (net of tax)	$564	$710	$811

          As of September 30, 2012, there was $409 of total unrecognized compensation costs related to non-vested stock options and $1,120 related to non-vested restricted stock. The unrecognized compensation costs are expected to be recognized over a weighted average period of 1.9 years for non-vested stock options and 3.2 years for non-vested restricted stock.

          Included in share-based compensation expense and as part of the employment agreement with Patrick W. Cavanagh, President and Chief Executive Officer, the Company has the option to pay Mr. Cavanagh up to 7% of his annual base salary in shares of common stock of the Company. The Compensation Committee exercised that option for each of fiscal years 2012, 2011 and 2010. The Company issued 1,973 shares of restricted common stock at $11.07 per share in fiscal 2012; 1,783 shares of restricted common stock at $11.77 per share in fiscal 2011; and 2,196 shares of restricted common stock at $8.92 per share in fiscal 2010. The restricted stock granted to Mr. Cavanagh as part of his annual base salary was fully vested as the date of grant.

          The Company also elected to pay per their respective employment agreements, $5 of Dennis E. Bunday’s, Executive Vice President and Chief Financial Officer, and $3 of Mark S. Koenen’s, Vice President of Sales and Marketing, salary in common stock of the Company for each of fiscal years 2012, 2011 and 2010. The Company issued 451 and 271 shares, respectively, of restricted common stock at $11.07 per share in fiscal 2012; 424 and 254 shares, respectively, of restricted common stock at $11.77 per share in fiscal 2011; and 560 and 336 shares, respectively, of restricted common stock at $8.92 per share in fiscal 2010. The restricted stock granted to Messrs. Bunday and Koenen as part of their annual base salary was fully vested at the date of grant.

Note 12. Geographic Information

          Geographic information for revenues are allocated between the United States and International countries, depending on whether the shipments are to customers within the United States or located outside the United States. Revenues for each geographic location are as follows:

Year ended September 30,	2012	2011	2010
North America (NAFTA):
United States	$38,024	$34,055	$30,701
Canada	2,563	2,657	2,238
Mexico	3,140	2,786	1,840
	$43,727	$39,498	$34,779
Europe:
Belgium	$5,455	$5,279	$4,386
France	2,112	2,440	1,774
Sweden	1,712	2,304	1,488
Russia	746	769	418
Other	1,637	1,780	1,262
	$11,662	$12,572	$9,328
Asia:
Korea	$2,448	$3,388	$3,147
China	2,758	3,162	2,894
India	1,630	1,166	612
Other	1,417	1,076	819
	$8,253	$8,792	$7,472

Other:	730	997	687
Consolidated net sales	$64,372	$61,859	$52,266

Foreign sales	$26,348	$27,804	$21,565
United States sales	38,024	34,055	30,701
Consolidated net sales	$64,372	$61,859	$52,266

          During the year ended September 30, 2012, the Company operated in three geographic reportable regions and for the years ended September 30, 2011 and 2010, the Company operated in two geographic reportable regions as shown in the table below.

Year ended September 30,	2012	2011	2010
Revenue – External Customers:
United States	$60,464	$58,373	$49,392
China	2,758	3,167	2,874
India	1,150	319	—
	$64,372	$61,859	$52,266
Revenue – Intersegments:
United States	$643	$960	$1,010
China	16,041	17,026	12,504
Other	947	552	775
Eliminations	(17,631)	(18,538)	(14,289)
	$—	$—	$—
Income before income taxes:
United States	$4,854	$3,569	$580
China	1,827	2,147	1,180
India	(1,100)	(974)	(81)
Other	27	31	36
	$5,608	$4,773	$1,715
Total assets:
United States	$28,620	$30,346	$28,213
China	5,737	6,034	4,967
India	1,831	1,954	859
Other	230	207	166
	$36,418	$38,541	$34,205

Long-lived assets:
United States	$6,846	$7,560	$7,297
China	1,330	1,315	1,495
India	838	892	631
Other	12	16	40
	$9,026	$9,783	$9,463

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

          In January 2008, the Company entered into an employment agreement with Scott J. Thiel, former Vice President of Engineering and Development. The contract specified an initial base salary per year, plus a bonus based on parameters established by the board of directors. The agreement also provided for a one-year severance payment under certain circumstances in the event the Company terminates his employment.

          In March 2007, the Company entered into employment agreements with Dennis E. Bunday, its Executive Vice President and Chief Financial Officer, and Mark S. Koenen, Vice President of Sales. The contracts specify an initial base salary per year, plus bonuses based on parameters established by the board of directors. The agreements also provide for a one-year severance payment under certain circumstances in the event the Company terminates their employment.

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

Note 14. Quarterly Data (unaudited)

          The following table summarizes the Company’s quarterly financial data for the past two fiscal years ended September 30, 2012 and 2011:

2012	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Annual
Net sales	$15,509	$16,831	$16,382	$15,650	$64,372
Cost of sales	10,620	11,836	11,517	11,198	45,171
Gross profit	$4,889	$4,995	$4,865	$4,452	$19,201
Operating expenses	$3,110	$3,431	$3,253	$3,590	$13,384
Net income	$1,013	$895	$845	$611	$3,364
Earnings per common share
Basic	$0.14	$0.12	$0.11	$0.08	$0.45
Diluted	$0.13	$0.12	$0.11	$0.08	$0.44

2011	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Annual
Net sales	$13,550	$14,786	$16,767	$16,756	$61,859
Cost of sales	9,253	10,340	11,099	11,857	42,549
Gross profit	$4,297	$4,446	$5,668	$4,899	$19,310
Operating expenses	$3,418	$3,951	$3,434	$3,447	$14,250
Net income	$643	$224	$1,506	$961	$3,334
Earnings per common share
Basic	$0.09	$0.03	$0.20	$0.13	$0.46
Diluted	$0.09	$0.03	$0.20	$0.13	$0.45

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

          Under the supervision and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting as of September 30, 2012. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on our assessment we believe that, as of September 30, 2012, the Company’s internal control over financial reporting are effective based on those criteria.

          This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting

          There has been no change in the Company’s internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

          Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

          The following table sets forth certain information as of September 30, 2012 about our directors, including information regarding the experience, qualifications and attributes or skills of each director.

Name	Age	Occupation and Employment History
Patrick W. Cavanagh	59

Mr. Cavanagh joined the Company as the President and Chief Executive Officer on October 1, 2004. He was appointed to the Board of Directors in May 2005. From June 2003 until joining the Company, Mr. Cavanagh was General Manager of Woodward Controls, Inc., a subsidiary of Woodward Governor Company. Woodward Governor is the largest independent manufacturer of engine control systems for industrial engines and turbines. Mr. Cavanagh was responsible for Sales, Engineering and Manufacturing operations in Niles, Illinois and Suzhou, China. From 1992 to 2003, he was a Corporate Vice President of Knowles Electronics and general manager of its automotive components group, a producer of sophisticated engine control systems and sensors for the automotive, heavy truck and industrial markets. Mr. Cavanagh serves on the Board of Directors of the Heavy Duty Manufacturers Association and privately-held Defiance Metal Products. Mr. Cavanagh has a Bachelor of Science in Mechanical Engineering Technology from the Milwaukee School of Engineering.

R. Eugene Goodson	77

Mr. Goodson has been Chairman of the Board of Directors since July 2002 and is chairman of the Executive Committee. He also was President and Chief Executive Officer of the Company from August 2002 through September 2004. Mr. Goodson has been an Adjunct Professor at the University of Michigan Ross Business School since 1998. He was Chairman of the Board of Directors and Chief Executive Officer of Oshkosh Truck Corporation from 1990 to 1997 and served as a consultant to the company until 1998. Mr. Goodson served as a director of Southwall Technologies until its sale in November 2011 and was Southwall Technologies CEO and Executive Chairman of Southwall Technologies from 2006 to 2008. Mr. Goodson also serves on the Board of Directors of several private companies. Mr. Goodson has a Bachelor of Arts in Economics and a Bachelor of Science in Mechanical Engineering from Duke University and a Ph.D. in Mechanical Engineering from Purdue University.

H. Samuel Greenawalt	84

Mr. Greenawalt served as a director and a member of Williams Controls’ Audit Committee from March 1994 to July 2002, when he resigned in conjunction with the 2002 recapitalization transaction. He was subsequently re-elected as a director at the Company’s annual meeting in 2002. Mr. Greenawalt is a member of the Audit and the Governance and Nominating Committees. Mr. Greenawalt retired as a Vice-President of LaSalle Bank in 2007. Mr. Greenawalt received a Bachelor of Science degree from the Wharton School at the University of Pennsylvania, and is a graduate of the University of Wisconsin Banking School.

Douglas E. Hailey	50

Mr. Hailey has served as a director since March 2001 and is the Chairman of the Audit Committee and a member of the Compensation Committee. Since 1994, Mr. Hailey has been Vice President of the Investment Banking Division of Taglich Brothers, Inc., a New York-based full service brokerage firm that specializes in private equity placements for small public companies. Mr. Hailey received a Bachelor’s Degree in Business Administration from Eastern New Mexico University and an MBA in Finance from the University of Texas. Mr. Hailey serves on the Board of Directors of Orchids Paper Products Company.

Peter E. Salas	58

Mr. Peter E. Salas has been a director since September 2004 and is a member of the Executive Committee. He has been President of Dolphin Asset Management Corp. and its related companies since founding them in 1988. Prior to establishing Dolphin, he was with J.P. Morgan Investment Management, Inc. for ten years. He received an A.B. degree in Economics from Harvard in 1978. Mr. Salas serves as Chairman of the Board of Directors of Tengasco, Inc. and served on the Board of Directors of Southwall Technologies Inc. prior to its sale in November, 2011.

Donn J. Viola	67

Mr. Viola has been a director since December 2002 and is Chairman of the Compensation Committee and a member of the Executive and Governance and Nominating Committees. Mr. Viola served as Chief Operating Officer of Donnelly Company, an automotive parts supplier, from 1996 until his retirement in 2002. From 1990 to 1996, Mr. Viola held positions as Senior Executive Vice President and Chief Operating Officer with Mack Trucks, a heavy truck manufacturer. Mr. Viola has a Bachelor of Science in Mechanical Engineering from Lehigh University.

          When considering whether the nominees have the experience, qualifications, attributes and skills, taken as a whole, to enable our Board of Directors to satisfy its oversight responsibilities effectively, the Governance and Nominating Committee and Board of Directors’ focus on the diversity of skills, business and professional experience reflected in the tables above. In particular:

•

With regard to Mr. Cavanagh, the Board of Directors considered his 30 years of relevant industry experience and broad international experience. His experience has enabled the Company to expand from a domestic supplier to the leading global supplier in the markets in which the Company operates serving customers worldwide from the Company’s facilities in the United States, China, India and Europe;

•

With regard to Mr. Goodson, the Board of Directors considered his strong management and operational background, including as chief executive officer of a major domestic truck manufacturer and other senior management positions with other truck and automotive suppliers. Mr. Goodson is an industry respected consultant on lean manufacturing systems;

•	With regard to Mr. Greenawalt, the Board of Directors considered his extensive financial and banking background as well as his specific experience with the Company’s products, markets and strategies;

•

With regard to Mr. Hailey, the Board of Directors considered his broad experience with respect to general management, compensation, finance and accounting issues, including as a director of public and private companies;

•

With regard to Mr. Peter E. Salas, the Board of Directors considered his valuable experience and insight with respect to the investment and financial community and marketplace. Mr. Salas’ has extensive experience in working with the investment community in his capacity as President of Dolphin Asset Management Corporation, an investment fund which he formed in 1999 after spending 10 years with JP Morgan Investment Managers; and

•

With respect to Mr. Viola, the Board of Directors considered his extensive industry experience, including as chief operating officer of other automotive parts suppliers and heavy truck manufacturers. Mr. Viola has valuable insight to general operational challenges as well as the complex issues facing manufacturing companies.

          The Board of Directors has appointed an Executive Committee, Audit Committee, Compensation Committee, and a Governance and Nominating Committee. All committees operate under individual charters from the Board of Directors.

          The following table summarizes our current committee membership as of September 30, 2012. Mr. Cavanagh, as a member of management, does not sit on any committees. Mr. Carlos Salas, former board member, informed the Company that he would not stand for re-election and following the February 21, 2012 annual meeting of stockholders (the “Annual Meeting”) the Board of Directors held an Organizational Meeting to appoint new Committee members. Prior to the Annual Meeting, Mr. Carlos Salas served as chairman of the Governance and Nominating committee and as a member of the audit and compensation committees’.

Name	Audit	Compensation	Executive	Governance and Nominating
R. Eugene Goodson		X	X(1)
H. Samuel Greenawalt	X			X
Douglas E. Hailey	X(1)			X
Peter E. Salas		X	X	X(1)
Donn J. Viola	X	X(1)	X

          (1) Chairman

          Executive Committee. When the Board of Directors is not in session, the Executive Committee may exercise all the powers and authority of the Board of Directors except as limited by law and the Certificate of Incorporation. The Committee operates under a charter from the Board of Directors. The Executive Committee met one time during fiscal 2012. The members of the Executive Committee are Messrs. Goodson, Peter E. Salas, and Viola.

          Audit Committee. The Audit Committee reviews the scope of the independent annual audit, reviews the Company’s quarterly and other financial reports and is responsible for other matters concerning the relationship between the Company and Moss Adams LLP, its independent registered public accounting firm. The Audit Committee held four meetings during our 2012 fiscal year. The members of the Audit Committee are Messrs. Greenawalt, Hailey and Viola. All Audit Committee members are independent directors under the meaning set forth in NYSE Amex Listed Company Standard 803A. Mr. Hailey meets the definition of an audit committee financial expert as set forth in Item 407(d)(5) of SEC Regulation S-K. A copy of the report of the Audit Committee is contained in this Form 10-K. The Audit Committee operates pursuant to a formal Audit Committee Charter, a copy of which is available on the Company’s Internet web site at the following address: www.wmco.com/governance/audit_committee.pdf.

          Compensation Committee. The Compensation Committee primarily reviews compensation to be paid to our executive officers and directors and awards under the Company’s stock option plans and makes recommendations to the Board of Directors. The Compensation Committee held nine meetings during fiscal 2012. The members of the Compensation Committee are Messrs. Goodson, Peter E. Salas, and Viola. The Compensation Committee operates pursuant to a formal Compensation Committee Charter, a copy of which is available on the Company’s Internet web site at the following address: www.wmco.com/governance/compensation_committee.pdf.

          Governance and Nominating Committee. The Governance and Nominating Committee (i) identifies individuals qualified to become members of the Board of Directors and to recommend that the Board of Directors select the director nominees for the next annual meeting of stockholders, (ii) develops and recommends to the Board of Directors a set of corporate governance guidelines applicable to the Company and a code of business conduct and ethics, (iii) oversees the evaluation of the Board of Directors and management, and (iv) ensures that the Company is in compliance with all applicable corporate governance rules. The Governance and Nominating Committee held two meetings during fiscal 2012. The members of the Governance and Nominating Committee are Messrs. Greenawalt, Hailey, and Peter E. Salas, all of whom are independent directors under the definition set forth in NYSE Amex Listed Company Standard 805. The Governance and Nominating Committee operates pursuant to a formal Governance and Nominating Committee Charter, a copy of which is available on the Company’s Internet web site at the following address: www.wmco.com/governance/governance_committee.pdf.

Role of the Board in Risk Oversight

          The Board of Directors is responsible for the oversight of risk, while management is responsible for the day-to-day management of risk. The Board of Directors, directly and through its committees, carries out is oversight role by regularly reviewing and discussing with management the risks inherent in the operation of our business and applicable risk mitigation efforts. Management meets regularly to discuss our business strategies, challenges, risks and opportunities and reviews those items with the board of directors at regularly scheduled meetings.

          We do not believe that our compensation policies and practices encourage excessive and unnecessary risk-taking. The design of our compensation policies and practices encourages employees to remain focused on both short- and long-term financial and operational and strategic goals. For example, performance-based year-end bonuses measure performance on an annual basis but are based on a wide variety of factors and are subject to the Committee’s judgment and discretion. During fiscal 2013 the Corporation entered into bonus agreements (the “Letter Agreements”) with Mr. Bunday and Mr. Cavanagh in relation to the merger agreement entered into subsequent to the end of the fiscal year. In addition, equity awards typically vest over a number of years, which we believe encourages employees to focus on sustained stock price appreciation over an extended period of time instead of on short-term financial results.

Executive Officers

          The following table sets forth certain information with respect to the Company’s officers as of September 30, 2012. Executive officers of the Company are appointed by the Board of Directors at the meeting of the Board of Directors immediately following the annual meeting of the stockholders, and hold office until they resign, they are terminated by the Board of Directors, or their successors are elected and qualified.

Name	Age	Current Position	Tenure

Patrick W. Cavanagh	59	President and Chief Executive Officer	October 2004 to present

Dennis E. Bunday	62	Chief Financial Officer Executive Vice President, and Secretary	2001 to present 2002 to present

Mark S. Koenen	46	Vice President, Sales and Marketing	September 2005 to present

Kenneth D. Hendrickson	43	Vice President, Manufacturing	April 2011 to present

          Information concerning the principal occupation of Mr. Cavanagh is set forth under “Directors.” Information concerning the principal occupation during at least the last five years of the other executive officers of the Company who are not also directors of the Company is set forth below.

          Dennis E. Bunday joined Williams Controls as Executive Vice President, Chief Financial Officer, and Secretary in July 2002. From January 2001 until June 2002, he served the Company as its Chief Financial Officer as an independent contractor. Prior to joining the Company, he served as Vice President – Finance and Chief Financial Officer from 1998 to 2001, for Babler Bros., Inc., a manufacturer of pre-cast concrete products. From 1996 until 1998, he held the same positions with Quality Veneer & Lumber, Inc., and its predecessor, the Morgan Company, a producer of forest products. Prior to 1996, he was Financial Controller and Treasurer of Pope & Talbot, Inc., which at the time was listed on the New York Stock Exchange. Mr. Bunday received a Bachelor’s degree in Accounting from Washington State University. Mr. Bunday was a member of the Board of Directors and the compensation committee of the Board of Directors of Southwall Technologies, until the sale of that company in November 2011.

          Mark S. Koenen was appointed Vice President, Sales and Marketing in September 2005. From 1996 until September 2005, he was Sales and Marketing Manager for the Company. Prior to joining the Company, he held the position of corporate strategic market analyst at Rockwell International. Mr. Koenen has a Master’s of Science in Foreign Service from Georgetown University and a Bachelor’s of Arts from Trinity College.

          Kenneth D. Hendrickson was appointed Vice President, Manufacturing on April 1, 2011. From August 2007 to April 1, 2011 he was Director of Quality for the Company. Prior to joining the Company he was with Johnson Controls, an automotive components supplier, in Michigan for seven years with his most recent position as Supplier Quality Manager for over $600 million annually of received components. Mr. Hendrickson received a Bachelor’s degree in Management Studies from the University of Maryland and is a Six Sigma Black Belt.

          There are no family relationships among the executive officers or directors of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

          Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires the Company’s officers and directors, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”). Officers, directors, and greater than ten-percent stockholders are required by the SEC regulation to furnish the Company with copies of Section 16(a) forms they file. Based solely on review of the copies of such forms furnished to the Company, or written representations of the reporting persons, the Company believes that all required reports were timely filed during fiscal 2012, except that Messrs. Koenen and Hendrickson, each failed to file three Form 4’s in a timely manner; and Messrs. Cavanagh and Bunday each failed to file two Form 4’s in a timely manner, each of which relates to a single transaction.

Code Of Ethics

          The Company has adopted a Code of Ethics that is applicable to the Company’s Chief Executive Officer, Chief Financial Officer and all other persons performing similar functions, as well as to all directors, officers, and employees of the Company. The Company’s Code of Ethics is available free of charge on the Company’s Internet web site at the following address: www.wmco.com/ethics. It is also available by writing to Williams Controls, Inc., Investor Relations, 14100 SW 72nd Avenue, Portland, Oregon 97224.

ITEM 11.	EXECUTIVE COMPENSATION

The Compensation Committee

          The Compensation Committee of the Board of Directors (the “Committee”) is comprised of Messrs. Viola (Chairman), Goodson and Peter E. Salas, each of whom is an independent director under applicable NYSE Amex rules and listing standards. The Committee operates pursuant to a written charter that is available on our website at www.wmco.com/governance/compensation_committee.pdf. The Committee reviews and makes recommendations to the Board of Directors regarding all forms of salary, bonus, and equity-based compensation provided to the Chief Executive Officer and other executive officers of the Company. It also oversees the overall administration of the Company’s stock option plans and addresses such other compensation matters as may from time to time be directed by the Board of Directors. For the remainder of the Compensation Discussion and Analysis, the individuals included in the “Summary Compensation Table” below are referred to as the “named executive officers.”

          The Committee meets annually at the end of each fiscal year and at least once at the beginning of each fiscal year regarding compensation decisions. These meetings are typically scheduled months in advance. Prior to each of its meetings, the Committee determines the information it wishes to receive to enable it to make compensation decisions regarding the budget for annual salary increases for the subsequent year, awarding of bonuses for the year about to be completed, and annual grants of stock options to employees, including executive officers. Management assembles and distributes to the Committee in advance of the meetings the Company and executive-specific information that the Committee requests, which typically includes a memorandum prepared by our Chief Executive Officer and Chief Financial Officer outlining their collective recommendations regarding base compensation and annual bonuses for the other named executive officers, and regarding quantitative and qualitative performance targets for all named executive officers for the fiscal year. The Committee also collects information regarding each named executive officer’s individual performance and about the Company’s performance as a whole during the prior fiscal year, as well as the current level of vested and unvested equity incentives outstanding for each named executive officer. In making its decisions on executive compensation, the Committee generally does not retain outside compensation or human resources consultants, although it periodically does obtain comparative salary information by industry, company size and geography to assist in evaluation of compensation levels. Based on this information, the Committee makes compensation decisions at its meeting or meetings, and makes recommendations on compensation to the full Board of Directors.

Compensation Philosophy and Overview

          We believe that a compensation strategy that supports the Company’s business strategy is critical to the Company’s success. Therefore, the Company has designed an executive compensation program that emphasizes performance-based incentives to reward executives for the achievement of specific annual and long-term business goals, while retaining elements we believe essential for retention. Over the past few years, we have seen significantly increased demand for executives with industry-specific skills and experience in our industry, and we believe we operate in a highly competitive market for executives. Additionally, given the Company’s small size in comparison to certain other members of our industry group, we believe we are at greater risk of potential operational disruptions and heightened hiring expenses if any of our key executives depart unexpectedly. We also seek to motivate our employees through the grant of equity incentives and performance-based bonuses to encourage their continuing contribution to the Company’s success.

          Components of compensation for our named executive officers include incentives and benefits that the Committee believes are competitive within the truck and automotive industry in general, and in similarly sized and situated industrial companies. The fundamental policy of our compensation program is to offer the Company’s executive officers competitive compensation opportunities based upon their contributions to achievement of strategic goals, the Company’s financial success and their own individual performance. The Committee emphasizes performance-based components, such as stock options and bonuses, the value of which could increase or decrease to reflect changes in corporate and individual performance. This policy generally aligns each executive officer’s total annual compensation opportunity with the achievement of earnings targets and performance goals. These short-term and long-term incentive compensation policies are intended to reinforce management’s objectives to enhance profitability and stockholder value. Given the Company’s emphasis on performance-based compensation, it is critical that the Company’s incentive programs reward executives for performance-based measures that our executives are able to influence. The following executive compensation principles guide the Committee in fulfilling its roles and responsibilities:

•	Compensation levels and opportunities should be sufficiently competitive to facilitate recruitment and retention of experienced executives in the Company’s highly competitive talent market;

•

Compensation should reinforce the Company’s business strategy by integrating and communicating key metrics and operational performance objectives and by emphasizing incentives in the total compensation mix;

•	Compensation programs should align executives’ long-term financial interests with those of the stockholders by providing equity-based incentives;

•	Compensation programs should be flexible, giving our Board of Directors discretion to make adjustments on an as-needed basis; and

•	Compensation should be transparent and easily understandable to both our executives and our stockholders.

          Rather than annual reliance on human resource consultants or formal reports, the Company typically relies on the following items in determining appropriate levels of compensation: (a) comparable publicly available compensation information for similarly situated executive officers in public and private companies of a comparable size, market and industry; (b) the Committee members and all members of the Board of Directors of Director’s subjective assessments of the Portland, Oregon market for executives; and (c) salaries reported in the Portland Business Journal’s annual report of Oregon executive salaries for companies of a similar size. Additionally, the Committee will occasionally engage a human resource consulting firm or other compensation advisor to provide comparative salary information by industry, company size and geography to assist in evaluation of compensation levels. Several members of the Board of Directors also serve on the Board of Directors of other comparably-sized companies, and the members of the Committee and Board of Directors draw on the compensation information gathered in those roles to aid in determining appropriate compensation levels for our executives.

          In February 2012, the Company’s stockholders voted on an advisory resolution regarding the compensation of our named executive officers, which was approved by more than 91% of the votes cast on the proposal (the “say on pay proposal”). These results demonstrated strong stockholder support for Williams’ overall executive compensation approach. The Committee considered and will continue to consider the outcome of this advisory vote when considering future executive compensation arrangements. In evaluating the Company’s compensation policies during fiscal 2012, the Committee reviewed the vote of the stockholders at the last annual meeting and considered this a strong approval of the Company’s current program. In the future, to the extent there is any significant negative say-on-pay vote, we would consult directly with shareholders to better understand the concerns that influenced the vote. The Board and the Compensation Committee would consider constructive feedback obtained through this process in making future decisions about executive compensation programs.

Elements of our Compensation Program

          Guided by its executive compensation principles and policies, the Committee uses several components in its executive compensation program. The elements of our compensation program for our named executive officers consist of:

•	Base Salary

•	Annual performance based bonuses payable in both cash and equity incentive awards;

•	Medical and other benefits generally offered to all other salaried employees; and

•	Severance and change of control benefits.

          The Committee does not have a pre-established policy for allocating total compensation between cash and non-cash compensation, between long-term and current compensation, or between fixed and variable compensation. Rather, based on the competitive market assessments and the Committee’s review of existing outstanding equity incentives on an individual named executive officer basis, the Committee determines the appropriate level and mix of total compensation. The total amount and mix of compensation payable to our named executive officers is based upon, among other items, the degree to which the executive has a role in determining the Company’s strategic direction, the mix of compensation payable to executives in similar roles by companies of a similar size, geographic location, and industry, and the quantity and value of unvested equity awards held by each named executive officer and the vesting date of such awards. In line with the Committee’s perception of the general market view, the Committee has determined that executives who have a greater role in determining our strategic direction, such as our Chief Executive Officer and Chief Financial Officer, should receive higher compensation than named executive officers with more operations-focused roles. As one of our primary focuses is retention, the Committee seeks to ensure that our named executive officers receive a base salary reflective of the Company’s size. As the Company believes that many of its named executive officers could command higher salaries in similar roles with larger companies, including with the Company’s competitors, the Company’s cash-based and equity-based bonuses are intended to be large relative to base salaries, with the goal of ensuring compensation serves the dual purpose of retention and awarding exceptional performance. Finally, the Committee seeks to ensure that our named executive officers have sufficient unvested equity awards to encourage their retention. Thus, during periods in which a named executive officer has a number of unvested stock options that the Committee believes sufficient to promote retention, the named executive may receive no, or relatively few, stock options or other equity-based incentive awards.

          The specific rationale, design, reward process and related information regarding each of the components of the Company’s executive compensation structure are outlined below.

          Base Salary. Base salaries are established based on the scope of our executives’ responsibilities, taking into account competitive market compensation paid by other companies for similar positions. The Committee normally reviews salaries for the executive officers at the beginning of each fiscal year, in some cases based on formal compensation surveys or in consultation with compensation advisors, and at other times based on information available to the Committee based on publicly filed reports or informally. We look at 50th percentile statistics when analyzing external market data as we believe that typically represents industry practice, however as a matter of strategy we do not specifically target the 50th percentile as a specific objective. For example, based on a competitive salary review conducted by Mercer during 2008, our executives’ base salaries were in the 25th to 50th percentile of companies included in the Mercer survey. The Committee did not conduct such a review in fiscals years subsequent to 2008, but rather concluded informally, based on their collective experience, that a formal surveys would have yielded results substantially similar to 2008.

          At its meeting in September 2010, the Committee reviewed the executive officers’ salaries and agreed that if appropriate, based on a review of each executive’s individual performance, to consider 2011 merit increases. The Committee recommended, and the Board of Directors approved, an increase in base pay for fiscal 2011 of 7.1% from $280,000 to $300,000 for Mr. Cavanagh and 7.9% from $190,000 to $205,000 for Mr. Bunday. At the same time, the Committee and the Board of Directors reaffirmed its intention to pay 7% of Mr. Cavanagh’s base salary and $5,000 of Mr. Bunday’s base salary in shares of our common stock. These awards are based on the value of the average trading price of our common stock during the 30 days preceding payment, which normally occurs on or about April 1 of each year, as is provided for in each of their respective employment agreements. The Committee also reviewed the performance of each of the other named executive officers and recommended, and the Board of Directors approved, 6% increases in the base salaries of Mark Koenen, Scott Thiel from $155,000 to $164,300 and $135,000 to $143,100, respectively. The Committee did not recommend an increase for Mr. Hafner, whose base salary remained at $136,000.

          At its meeting in September, 2011, the Committee reviewed the executive officers’ salaries and, based on a review of each executive’s individual performance, recommended, and the Board of Directors approved, an increase in base pay for fiscal 2012 of 4.0% from $300,000 to $312,000 for Mr. Cavanagh and 3.0% from $205,000 to $211,150 for Mr. Bunday. At the same time, the Committee and the Board of Directors reaffirmed its intention to pay 7% of Mr. Cavanagh’s base salary and $5,000 of Mr. Bunday’s base salary in shares of our common stock. These awards are based on the value of the average trading price of our common stock during the 30 days preceding payment, which normally occurs on or about April 1 of each year, as is provided for in each of their respective employment agreements. The Committee also reviewed the performance of each of the other named executive officers and recommended, and the Board of Directors approved, 3% increases in the base salaries of Mr. Koenen and Mr. Hendrickson from $161,300 to $166,139 and $130,000 to $133,900, respectively. The Committee also reviewed the performance of Mr. Thiel and recommended, and the Board of Directors approved, a 2% increase in his base salary from $143,100 to $145,962.

          Discretionary Annual Bonus. At the beginning of each fiscal year, the Committee meets with the Chief Executive Officer to review the Company’s objectives for such year and to establish parameters for performance-based year-end bonuses. The Committee recommends to the Board of Directors awards of discretionary annual bonuses for our named executive officers and other employees under the discretionary bonus program. Under our discretionary bonus program, each employee who participates in the program is eligible to receive a target annual bonus expressed as a percentage of his or her base salary for the year. Target bonus percentages are between 30% and 40% of base salary for vice presidents, 50% of base salary for Mr. Bunday, and 93% of base salary for Mr. Cavanagh. For Mr. Bunday and Mr. Cavanagh the target bonuses were negotiated as part of their employment agreements, and in the case of vice presidents are based on recommendations from our Chief Executive Officer. The bonus potential for each named executive officer is based in part on achieving operating income goals and individual objectives established by the Board of Directors, with a portion determined according to the Board of Directors’ discretion. Once a target bonus is established, the Company’s current policy provides that employees and vice presidents can earn between 0% and 150% of their target bonus, and Mr. Bunday and Mr. Cavanagh can earn up to 150% of their non-operating income target bonus and up to 167% of their operating income target bonus.

          At the start of each year, the Company’s quantitative and qualitative performance objectives are established by the Chief Executive Officer, the Committee and our Board of Directors, and by our Chief Executive Officer for each individual executive officer as a way to communicate our expectations and to maintain and unify our executives’ focus on key strategic objectives, as well as to measure performance.

          For fiscal 2012 these goals were:

Performance Measurement	CEO	CFO	VP Sales	VP Engineering	VP Manufacturing
EBITDA	60%	75%	40%	40%	40%
Sales Growth	20%	—	20%	30%	20%
Gainsharing	—	—	—	10%	20%
Board Discretion	20%	25%	20%	20%	20%

          During 2012, a portion of the performance goals for our Chief Executive Officer, Chief Financial Officer and other vice presidents included reaching certain specified and predetermined EBITDA levels. The Committee bases annual incentive targets on our company-wide EBITDA objectives. EBITDA is a non-GAAP financial measure calculated by adding interest, taxes, depreciation and amortization to net income. The Committee believes EBITDA is the appropriate financial measure because it is regarded in the financial community as an important indicator of the overall operating health of an organization and is believed by the Committee to be a key factor in the creation of stockholder value.

          The Committee reserves the right to review, modify and approve the final EBITDA calculation for the sole purpose of ensuring that the incentive payments are calculated with the same intentions in which the targets have been set for the current year, including making adjustments in the calculation of EBITDA to eliminate the effects of extraordinary events not foreseen at the time the targets were established. The EBITDA targets will vary based on the actual sales for the year compared to the targeted sales, however at targeted sales, the EBITDA target was $12,225,000 with a threshold of $9,780,000 and a maximum of $14,670,000. The Committee also evaluated the individual performance goals of each of the named executive officers, which, for various managers, include achievement of sales growth objectives, and success of the gainsharing program. The gainsharing program motivates and rewards all salaried and hourly employees to attain specified, predetermined and measurable operational improvement targets and/or key performance indicators. These are intended to make the Company more competitive in the market place. Under the gainsharing program, these goals are established once each year. For 2012, the key performance indicators were production costs, employee productivity, quality, on time delivery, and engineering projects completed, including new products, and safety. The payout for individual performance goals was 60% of target for Mr. Cavanagh, 74% for Mr. Koenen and 75% for Mr. Hendrickson. Mr. Bunday did not have specific individual performance goals as a component of his discretionary annual bonus targets.

          The Board Discretionary component is primarily designed to reward employees for their contribution to the achievement of company goals. The Committee and the full Board of Directors consider, based on their experience and judgment, to what extent those goals were achieved. The achievement, or failure to achieve, the corporate and individual performance objectives are a significant factor the Committee considers in determining the payment of annual bonuses, but is not entirely definitive. In determining the annual bonus payable to each named executive officer, the Board of Directors has discretion to, and does, evaluate criteria outside of the performance objectives established for each fiscal year. Similarly, as conditions change throughout each fiscal year, the Board of Directors may re-evaluate and modify performance targets. The Board of Directors evaluates annually the performance goals for each named executive officer and makes modifications as it deems appropriate. Just as it seeks input from our Chief Executive Officer when adjusting base salaries, the Committee seeks input of our Chief Executive Officer in evaluating individual executive’s performance (other than the performance of the Chief Executive Officer himself) for purposes of awarding annual bonuses. During fiscal 2012, the Committee and the full Board of Directors considered for each of the named executives their effectiveness in managing the continuation of the Company’s new product development efforts, including joysticks expansion of products in existing markets, quality and manufacturing initiatives, management of working capital and evaluation of strategic alternatives and concluded to award 110% of target for Mr. Cavanagh, 115% for Mr. Bunday, 112% for Mr. Koenen and 120% for Mr. Hendrickson.

          Equity Grants. Stock options and restricted stock are granted pursuant to the Company’s Restated 2010 Stock Option Plan (the “Employee Plan”) as the primary method of equity awards. The Employee Plan is administered by the Committee. The Company has historically granted stock options but also has the flexibility to grant restricted stock. The Committee changed to using restricted stock as opposed to stock options as the primary form of equity incentives starting in fiscal 2011. The Committee believes that either stock options or restricted stock provide an incentive for the named executive officers to enhance long-term share price appreciation through the development and execution of effective long-term business strategies, however restricted stock more closely aligns the named executive officers with stockholders due to the certainty of stock ownership with restricted stock. Equity grants are made to executives and select employees based on evaluations by the Chief Executive Officer and the Committee and approved by the Board of Directors. Equity grants are normally made at the commencement of employment and to meet other special retention or performance objectives. The Committee reviews and approves equity awards to executive officers based upon its assessment of individual performance, a review of each executive’s existing long-term incentives, and retention considerations. Recognizing that the Company’s stock is thinly traded and could close at an unusually low price on any one particular trading day, the Committee established a policy that stock options would have an exercise price of the higher of the average of the closing trading price of the Company’s stock for the thirty days preceding the particular grant or the closing price on the date of grant. Typically, restricted stock grants vest at the rate of 25% per year and stock options vest 20% per annum based upon continued employment over a five-year period, and generally expire ten years after the date of grant. Restricted stock awards and incentive stock options also include certain other terms necessary to assure compliance with the Internal Revenue Code of 1986, as amended (the “Code”).

          Medical and Other Benefits. Our executive officers are eligible for medical and other benefits, including participation in the Company’s Tax Deferred Savings Plan (the “401(k) Plan”), that are generally available to all of our salaried employees. Our 401(k) Plan is a tax qualified retirement savings plan under which all U.S. based employees, including the named executive officers, are able to make pre-tax contributions from their cash compensation, subject to IRC limitations. We make matching contributions for all participants each year equal to 100% of the first 3% of pay each individual contributes to the 401(k) Plan through salary deferral plus 50% of the next 2% of employee deferrals. Matching contributions in 2012 for the named executive officers are included under the heading “All Other Compensation” in the Summary Compensation Table below.

          Severance Benefits. Each of our named executive officers has entered into an employment agreement providing for the payment of, in the case of our Chief Executive Officer and Chief Financial officer, up to 18 months of base salary, and for our other named executive officers, up to 12 months of their respective base salaries, in the event of termination of employment due to death, good cause resignation, or termination by the Company without cause. Additionally, the Letter Agreements provide that upon commencement of the tender offer for all of the Company’s common stock by Curtiss-Wright Corporation, launched in November 2012, the Company is required to pay a one-time cash bonus of $293,604 to Mr. Bunday and a one-time cash bonus of $516,000 to Mr. Cavanagh.

Role of named executive officers in the Compensation Process

          The Committee recommends compensation levels and programs for the Chief Executive Officer to the members of the Board of Directors (excluding the Chief Executive Officer), and recommends compensation levels and programs for all other executive officers to the full Board of Directors. In addition, the Committee administers the Company’s equity-based compensation plans. However, the Company’s Chief Executive Officer and management also have a role in compensation decisions. For example, with respect to pay levels, management makes recommendations to the Committee regarding executive officer base salary adjustments and equity-based grants. The Committee reviews these recommendations and where appropriate, modifies the awards, grants or payouts prior to making its recommendations to the Board of Directors. With respect to incentive plan performance targets, the Company’s management, including its Chief Executive Officer, make recommendations to the Committee regarding the annual quantitative and qualitative goals for the named executive officers. The Committee reviews the basis for these recommendations and can exercise its discretion in modifying any of the goals prior to making its recommendations to the Board of Directors. Similarly, with respect to the Committee’s administration of the Company’s stock-based compensation plans, the Company’s management makes recommendations to the Committee with respect to plan participation and plan amendments, as necessary, and the Committee can exercise its discretion in modifying any of the recommendations prior to issuing its approval.

Impact of Accounting and Tax Issues on Executive Compensation

          In setting individual executive’s compensation levels, we do not explicitly consider accounting and tax issues. We do, however, analyze the overall expense arising from aggregate executive compensation levels and awards and the components of our pay programs.

          As one of the factors that affects the total amounts and mix of compensation, the Committee also considers the anticipated tax treatment to the Company and to the executive officers of various payments and benefits. Section 162(m) of the IRC places a limit of $1,000,000 on the amount of compensation that we may deduct in any one year with respect to our CEO and each of the next four most highly compensated executive officers. Having considered the requirements of Section 162(m), the Committee believes that grants made pursuant to the 2010 Restated Stock Option Plan meet the requirements that such grants be “performance based” and are, therefore, exempt from the limitations on deductibility. Historically, the combined salary and bonus of each executive officer has been below the $1,000,000 limit. The Committee’s present intention is to maintain compensation below the $1,000,000 limit for the CEO and each of the next four most highly compensated executive officers unless it believes that to do so would not be in the best interest of the Company or its stockholders.

Williams Controls, Inc. 2008 Deferred Compensation Plan

          The purpose of the Williams Controls, Inc. 2008 Deferred Compensation Plan (the “2008 Plan”) is to (i) provide deferred compensation to select management and highly compensated employees of the Company (“Eligible Executives”) and members of the Company’s Board of Directors; (ii) permit Eligible Executives to elect to defer a percentage of their base compensation and/or bonus compensation; and (iii) permit members of the Company’s Board of Directors to elect to defer a portion of their board and committee fees. The 2008 Plan is intended to be “nonqualified” for federal tax purposes, meaning it is not intended to meet the requirements under Section 401(a) of the Code. The 2008 Plan is intended to meet the requirements for nonqualified deferred compensation under Section 409A of the Code. The 2008 Plan is subject to the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), as well as the laws of the State of Oregon to the extent they are not preempted by ERISA.

          The 2008 Plan is administered by the Committee. The Company’s Board of Directors designates the individuals who are “Eligible Executives” under the 2008 Plan, and may change such designations from time to time in its sole discretion. Each calendar year, each director may elect to defer up to 50% of its board and committee fees, and each Eligible Executive may elect to defer up to 50% of its base compensation and/or bonus compensation. Deferral elections must be made on or before December 31 of the applicable year. Amounts deferred will be 100% vested at all times, unless they are specifically tied to a vesting schedule at the time of contribution. In connection with the deferral election, 2008 Plan participants must elect when to receive payment of their deferred amounts. Participants may elect to receive payments in a lump sum or in annual installments over a period not to exceed five years. The Company’s Board of Directors may prospectively amend or terminate the 2008 Plan at any time in its sole discretion.

Summary Compensation Table

          The following table sets forth information regarding compensation earned by our Chief Executive Officer, Chief Financial Officer and the three other most highly compensated executive officers during fiscal 2010 through 2012.

Name and Principal Position	Year	Salary ($)		Stock Awards ($) (2)		Option Awards ($) (3)		Non-Equity Incentive Plan Compensation ($)		All Other Compensation ($) (4)		Total ($)

Patrick W. Cavanagh	2012	$312,000	(1)	$129,000	(5)	$—		$270,665		$20,199	(6)	$731,864
President and Chief	2011	300,000	(1)	415,525	(7)	—		281,295		19,119	(8)	1,015,939
Executive Officer	2010	252,861	(1)	—		353,532	(9)	209,874		18,003	(10)	834,270

Dennis E. Bunday	2012	211,150	(1)	86,000	(11)	—		104,595		12,736	(12)	414,481
Executive Vice	2011	205,000	(1)	171,600	(13)	—		102,628		12,441	(14)	491,669
President and Chief	2010	184,922	(1)	—		187,039	(15)	77,216		12,357	(16)	461,534
Financial Officer

Mark S. Koenen	2012	169,229	(1)	43,000	(17)	—		57,644		11,838	(18)	281,711
Vice President, Sales	2011	164,300	(1)	85,800	(19)	—		70,452		12,694	(20)	333,246
and Marketing	2010	150,861	(1)	—		95,295	(21)	51,311		12,422	(22)	309,889

Kenneth D. Hendrickson	2012	133,900		32,250	(23)	—		34,415		6,733		207,298
Vice President,	2011	120,283	(24)	72,300	(25)	—		27,574	(26)	5,914		226,071
Manufacturing

Scott J. Thiel	2012	89,823	(27)	—		—		—		69,581	(28)	159,404
Former Vice President,	2011	143,100		64,400	(29)	—		50,689		7,752		265,941
Engineering and	2010	131,365		—		105,628	(30)	38,594		6,798		282,385
Development

Gary A. Hafner	2012	—		—		—		—		68,000	(31)	68,000
Former Vice President,	2011	68,000	(32)	—		—		—		70,720	(33)	138,720
Global Manufacturing	2010	132,339		—		37,068	(34)	38,366		6,828		214,601

(1)

In accordance with the terms of their respective employment agreements, a portion of the executives’ base salary was payable in shares of the Company’s common stock, valued based on the average trading price of the Company’s common stock for the 30 days immediately preceding payment. Amounts paid in common stock of the Company for each named executive officer were as follows:

•

Patrick W. Cavanagh: 7% of base salary, equal to (i) 1,973 shares of common stock at $11.07 per share in fiscal 2012; (ii) 1,783 shares of common stock at $11.77 per share in fiscal 2011; and (iii) 2,196 shares of common stock at $8.92 per share in fiscal 2010.

•

Dennis E. Bunday: $5,000 of base salary, equal to (i) 451 shares of common stock at $11.07 per share in fiscal 2012; (ii) 424 shares of common stock at $11.77 per share in fiscal 2011; and (iii) 560 shares of common stock at $8.92 per share in fiscal 2010.

•

Mark S. Koenen: $3,000 of base salary, equal to (i) 271 shares of common stock at $11.07 per share in fiscal 2012; (ii) 254 shares of common stock at $11.77 per share in fiscal 2011; and (iii) 336 shares of common stock at $8.92 per share in fiscal 2010.

(2)

The amounts set forth in “Stock Awards” represent the grant date fair value of restricted stock grants awarded under our 2010 Restated Stock Option Plan, calculated in accordance with FASB ASC Topic 718. Each award has a four year vesting period. These amounts may not correspond to the actual value eventually realized by each named executive officer.

(3)

The amounts set forth in “Option Awards” are the grant date fair value calculated in accordance with FASB ASC Topic 718. These amounts may not correspond to the actual value eventually realized by each named executive officer. Assumptions used in the calculation of these amounts are described in Note 11 of the Company’s consolidated financial statements for the year ended September 30, 2012.

(4)	Represents contributions from the Company to each of the named executive’s 401(k) accounts.

(5)

Represents the aggregate fair market value of restricted stock of 12,000 shares granted September 18, 2012 at a grant price of $10.75. Each award has a four year vesting period. These amounts may not correspond to the actual value eventually realized by the named executive officer.

(6)	Includes interest earned of $10,199 for fiscal 2012 under the Company’s 2008 Deferred Compensation Plan.

(7)

Represents the aggregate fair market value of restricted stock of 25,000 shares granted March 10, 2011 at a grant price of $11.49 per share and 12,000 shares granted September 27, 2011 at a grant price of $10.70. Each award has a four year vesting period. These amounts may not correspond to the actual value eventually realized by the named executive officer.

(8)	Includes interest earned of $9,319 for fiscal 2011 under the Company’s 2008 Deferred Compensation Plan.

(9)

Represents the aggregate fair market value of options to purchase 66,000 shares of common stock granted March 15, 2010, with an exercise price of $7.95 per share and options to purchase 23,267 shares of common stock granted September 14, 2010, with an exercise price of $9.10 per share.

(10)	Includes interest earned of $8,203 for fiscal 2010 under the Company’s 2008 Deferred Compensation Plan.

(11)

Represents the aggregate fair market value of restricted stock of 8,000 shares granted September 18, 2012 at a grant price of $10.75. Each award has a four year vesting period. These amounts may not correspond to the actual value eventually realized by the named executive officer.

(12)	Includes interest earned of $2,736 for fiscal 2012 under the Company’s 2008 Deferred Compensation Plan.

(13)

Represents the aggregate fair market value of restricted stock of 8,000 shares granted December 3, 2010 at a grant price of $10.75 per share and 8,000 shares granted September 27, 2011 at a grant price of $10.70. Each award has a four year vesting period. These amounts may not correspond to the actual value eventually realized by the named executive officer.

(14)	Includes interest earned of $2,641 for fiscal 2011 under the Company’s 2008 Deferred Compensation Plan.

(15)

Represents the aggregate fair market value of options to purchase 30,000 shares of common stock granted October 30, 2009, with an exercise price of $8.54 per share and options to purchase 14,500 shares of common stock granted September 14, 2010, with an exercise price of $9.10 per share.

(16)	Includes interest earned of $2,557 for fiscal 2010 under the Company’s 2008 Deferred Compensation Plan.

(17)

Represents the aggregate fair market value of restricted stock of 4,000 shares granted September 18, 2012 at a grant price of $10.75. Each award has a four year vesting period. These amounts may not correspond to the actual value eventually realized by the named executive officer.

(18)	Includes $2,764 for fiscal 2012 of taxable fringe benefit for unused auto mileage allowance.

(19)

Represents the aggregate fair market value of restricted stock of 4,000 shares granted December 3, 2010 at a grant price of $10.75 per share and 4,000 shares granted September 27, 2011 at a grant price of $10.70. Each award has a four year vesting period. These amounts may not correspond to the actual value eventually realized by the named executive officer.

(20)	Includes $3,304 for fiscal 2012 of taxable fringe benefit for unused auto mileage allowance.

(21)

Represents the aggregate fair market value of options to purchase 15,000 shares of common stock granted October 30, 2009, with an exercise price of $8.54 per share and options to purchase 7,683 shares of common stock granted September 14, 2010, with an exercise price of $9.10 per share.

(22)	Includes $4,335 for fiscal 2012 of taxable fringe benefit for unused auto mileage allowance.

(23)

Represents the aggregate fair market value of restricted stock of 3,000 shares granted September 18, 2012 at a grant price of $10.75. Each award has a four year vesting period. These amounts may not correspond to the actual value eventually realized by the named executive officer.

(24)

Mr. Hendrickson was appointed Vice President, Manufacturing effective April 1, 2011. Amount includes base salary of $65,000 as Vice President, Manufacturing from April 1, 2011 to September 30, 2011 and $55,283 during the portion of the year he was Director of Quality.

(25)

Represents the aggregate fair market value of restricted stock of 1,600 shares granted December 3, 2010 at a grant price of $10.75 per share, 2,000 shares granted April 1, 2011 at a grant price of $11.50 per share and 3,000 shares granted September 27, 2011 at a grant price of $10.70. Each award has a four year vesting period. These amounts may not correspond to the actual value eventually realized by the named executive officer.

(26)	Represents Mr. Hendrickson’s non-equity incentive plan compensation earned for fiscal 2011. Amount includes $19,346 as Vice President, Manufacturing and $8,228 as Director of Quality.

(27)	Mr. Thiel resigned from the Company on May 4, 2012. This amount represents salary earned from October 1, 2011 to his resignation date.

(28)

Includes $56,139 of cash severance received by Mr. Thiel from his resignation date on May 4, 2012 through the end of the fiscal year. Also includes $9,849 related to the payout of paid-time-off on his resignation date.

(29)

Represents the aggregate fair market value of restricted stock of 4,000 shares granted December 3, 2010 at a grant price of $10.75 per share and 2,000 shares granted September 27, 2011 at a grant price of $10.70. Each award has a four year vesting period. These amounts may not correspond to the actual value eventually realized by the named executive officer.

(30)

Represents the aggregate fair market value of options to purchase 20,000 shares of common stock granted October 30, 2009, with an exercise price of $8.54 per share and options to purchase 5,017 shares of common stock granted September 14, 2010, with an exercise price of $9.10 per share.

(31)	Represents cash severance related to Mr. Hafner’s retirement on March 31, 2011 for the period from October 1, 2011 to March 31, 2012.

(32)	Mr. Hafner retired from the Company on March 31, 2011. This amount represents salary earned from October 1, 2010 to his retirement date.

(33)	Includes $68,000 of cash severance received by Mr. Hafner from his retirement date on March 31, 2011 through the end of fiscal year 2011.

(34)

Represents the aggregate fair market value of options to purchase 6,000 shares of common stock granted October 30, 2009, with an exercise price of $8.54 per share and options to purchase 2,817 shares of common stock granted September 14, 2010, with an exercise price of $9.10 per share.

Employment Agreements

          The Company has entered into written employment agreements with each of its named executive officers. Certain terms of each such employment agreement are summarized below.

          Patrick W. Cavanagh. We entered into an employment agreement with Mr. Cavanagh, our President and Chief Executive Officer, on July 19, 2004 and in October 2012, subsequent to year-end, entered into the First Amendment to Mr. Cavanagh’s employment agreement. Under the amended employment agreement, the Company is required to pay Mr. Cavanagh a base salary of $321,360 per year, up to seven percent of which may be paid, in the Company’s discretion, in the form of shares of the Company’s common stock. The employment agreement further provides that the Board of Directors will annually review Mr. Cavanagh’s salary. Mr. Cavanagh is also entitled to participate in the Company’s annual bonus program, with his target annual bonus equal to 95% of his base salary, payable based on target parameters established annually by our Board of Directors. However, Mr. Cavanagh can earn a maximum of 167% of his base salary if all bonus targets are exceeded by pre-determined levels during the year.

          To the extent the annual bonus exceeds 100% of Mr. Cavanagh’s base salary for any fiscal year, our Board of Directors may, in its sole discretion, satisfy its payment obligations for any amounts over 100% of the base salary by paying in the form of cash or in shares of our common stock valued based on the average trading price 30 days immediately preceding the payment of the annual bonus. He is also entitled to receive employee benefits including, among others, those available to other employees of Williams Controls, reimbursement of expenses incurred in connection with his duties as our Chief Executive Officer and certain medical benefits.

          Mr. Cavanagh is an employee at-will, meaning either the Company or Mr. Cavanagh may terminate his employment at any time, for any or no reason. However, if Mr. Cavanagh is terminated without “cause” or resigns for “good reason,” as such terms are defined in his employment agreement, or if he is terminated by reason of his death, Mr. Cavanagh is entitled to receive severance pay equal to one and one half years of his base salary, unless he provides less than 30 days’ notice of his resignation, whereupon (other than in termination upon death or a change in control) he will not be entitled to severance benefits. Mr. Cavanagh’s employment agreement also provides that Mr. Cavanagh will not, for a period of one year from his termination, engage in certain activities in competition with the Company.

          Dennis E. Bunday. We entered into an employment agreement with Mr. Bunday, our Executive Vice President, Chief Financial Officer and Secretary, on March 8, 2007, which superseded his prior agreement. Under the employment agreement, and in October 2012, subsequent to year-end, entered into the First Amendment to Mr. Bunday’s employment agreement. Under the amended agreement we are required to pay Mr. Bunday a base salary of $217,485 per year. A portion of the base salary equal to $5,000 is payable in the form of shares of our common stock. The employment agreement entitles us to adjust Mr. Bunday’s base salary upward without formally amending the employment agreement. Mr. Bunday is also entitled to participate in the Company’s annual bonus program, with his target annual bonus equal to 50% of his base salary, payable based on target parameters established annually by our Board of Directors. However, Mr. Bunday can earn up to 90% of his base salary if all bonus targets are exceeded by predetermined levels during the year. Mr. Bunday’s employment agreement further provides that he is entitled to employee benefits generally available to similarly situated employees to the extent and on the same terms generally available to the Company’s similarly situated employees and certain other medical benefits. Mr. Bunday is an employee at-will, meaning either the Company or Mr. Bunday may terminate his employment at any time, for any or no reason. However, if Mr. Bunday is terminated without “cause” or resigns for “good reason,” as such terms are defined in his employment agreement, or if he is terminated by reason of his death, Mr. Bunday is entitled to receive severance pay equal to one year of his base salary (or one and one half years of his base salary if such termination or resignation occurs prior to or more than 24 months after a change in control), unless he provides less than 30 days’ notice of his resignation, whereupon (other than in termination upon death or change in control) he will not be entitled to severance benefits. Mr. Bunday’s employment agreement also provides that Mr. Bunday will not, while he is receiving severance benefits, engage in certain activities in competition with the Company.

          Mark S. Koenen. We entered into an employment agreement with Mr. Koenen, our Vice President of Sales and Marketing, on March 8, 2007. Under the employment agreement, we were initially required to pay Mr. Koenen a base salary of $130,000 per year. A portion of the base salary equal to $3,000 is payable in the form of share of our common stock. The employment agreement entitles the Board of Directors to adjust Mr. Koenen’s base salary without formally amending the employment agreement. Mr. Koenen’s salary has been reviewed several times and most recently his base salary was increased 3.0% from $161,300 to $166,229 effective for fiscal 2012. Mr. Koenen is also entitled to participate in the Company’s annual bonus program, with his target annual bonus equal to 40% of his base salary, payable based on target parameters established annually by our Board of Directors. However, the Board of Directors may in its discretion increase Mr. Koenen’s annual bonus to 60% of his base salary if our Board of Directors determines that the Company has seen extraordinary performance for the year. Mr. Koenen’s employment agreement further provides that he is entitled to employee benefits generally available to similarly situated employees to the extent and on the same terms generally available to the Company’s similarly situated employees. Mr. Koenen is an employee at-will, meaning either the Company or Mr. Koenen may terminate his employment at any time, for any or no reason. However, if Mr. Koenen is terminated without “cause” or resigns for “good reason,” as such terms are defined in his employment agreement, or if he is terminated due to his death, Mr. Koenen is entitled to receive severance pay equal to one year of his base salary, unless he provides less than 30 days’ notice of his resignation, whereupon (other than in termination upon death) he will not be entitled to severance benefits. Mr. Koenen’s employment agreement also provides that Mr. Koenen will not, while he is receiving severance benefits, engage in certain activities in competition with the Company.

          Kenneth D. Hendrickson. We entered into an employment agreement with Mr. Hendrickson, our Vice President of Manufacturing, effective April 1, 2011. Under the employment agreement, we are initially required to pay Mr. Hendrickson a base salary of $130,000 per year. The employment agreement entitles us to adjust Mr. Hendrickson’s base salary without formally amending the employment agreement. Effective for fiscal 2012, the Committee approved an increase in Mr. Hendrickson’s base pay of 3% from $130,000 to $133,900. Mr. Hendrickson is also entitled to participate in the Company’s annual bonus program, His target percentage is specified in the agreement; however management recommended, and the Committee approved, an initial target percentage of 30% of base salary payable based on target parameters established annually by our Board of Directors. However, the Board of Directors may in its discretion, increase Mr. Hendrickson’s annual bonus to 45% of his base salary if our Board of Directors determines that the Company has seen extraordinary performance for the year. Mr. Hendrickson’s employment agreement further provides that he is entitled to employee benefits generally available to similarly situated employees to the extent and on the same terms generally available to the Company’s similarly situated employees. Mr. Hendrickson is an employee at-will, meaning either the Company or Mr. Hendrickson may terminate his employment at any time, for any or no reason. However, if Mr. Hendrickson is terminated without “cause” or resigns for “good reason,” as such terms are defined in his employment agreement, or if he is terminated due to his death, Mr. Hendrickson is entitled to receive severance pay equal to one year of his base salary, unless he provides less than 30 days’ notice of his resignation, whereupon (other than in termination upon death) he will not be entitled to severance benefits. Mr. Hendrickson’s employment agreement also provides that Mr. Hendrickson will not, while he is receiving severance benefits, engage in certain activities in competition with the Company.

          Scott J. Thiel. We entered into an employment agreement with Mr. Thiel, our Vice President of Engineering and Development, on January 15, 2008. Mr. Thiel left the Company in May 2012. Under his employment agreement, we were initially required to pay Mr. Thiel a base salary of $115,000 per year. The employment agreement entitled us to adjust Mr. Thiel’s base salary without formally amending the employment agreement. Mr. Thiel’s salary had been reviewed several times and most recently his base salary was increased 2.0% from $143,100 to $145,962 effective for fiscal 2012. Mr. Thiel was also entitled to participate in the Company’s annual bonus program, with his target annual bonus equal to 35% of his base salary, payable based on target parameters established annually by our Board of Directors. However, Mr. Thiel could earn up to 53% of his base salary if all bonus targets are exceeded by pre-determined levels during the year. Mr. Thiel’s employment agreement further provided that he is entitled to employee benefits generally available to similarly situated employees to the extent and on the same terms generally available to the Company’s similarly situated employees. Mr. Thiel is an employee at-will, meaning either the Company or Mr. Thiel may terminate his employment at any time, for any or no reason. However, if Mr. Thiel is terminated without “cause” or resigns for “good reason,” as such terms are defined in his employment agreement, or if he is terminated due to his death, Mr. Thiel is entitled to receive severance pay equal to one year of his base salary, unless he provides less than 30 days’ notice of his resignation, whereupon (other than in termination upon death) he will not be entitled to severance benefits. Mr. Thiel’s employment agreement also provides that Mr. Thiel will not, while he is receiving severance benefits, engage in certain activities in competition with the Company. Mr. Thiel was terminated without cause in May 2012 and is receiving severance beneifits in accordance with his employment agreement.

          Gary A. Hafner. Mr. Hafner, our prior Vice President of Global Manufacturing, retired from the Company effective March 31, 2011. We had entered into an employment agreement with Mr. Hafner on March 8, 2007. Under the employment agreement, we were initially required to pay Mr. Hafner a base salary of $122,000 per year. The employment agreement entitled the Board of Directors to adjust Mr. Hafner’s base salary without formally amending the employment agreement. Mr. Hafner’s salary has been reviewed several times and his base salary at the time of his retirement was $136,000. Mr. Hafner was also entitled to participate in the Company’s annual bonus program, with his target annual bonus equal to 35% of his base salary, payable based on target parameters established annually by our Board of Directors. However, the Board of Directors could, in its discretion, increase Mr. Hafner’s annual bonus to 53% of his base salary if our Board of Directors determined that the Company had seen extraordinary performance for the year. As Mr. Hafner was not a qualified employee for purposes of the Discretionary Annual Bonus, Mr. Hafner did not receive a bonus under that program for fiscal 2011. Mr. Hafner’s employment agreement further provided that he was entitled to employee benefits generally available to similarly situated employees to the extent and on the same terms generally available to the Company’s similarly situated employees. Mr. Hafner was an employee at-will, meaning either the Company or Mr. Hafner could terminate his employment at any time, for any or no reason. However, if Mr. Hafner was terminated without “cause” or resigned for “good reason,” as such terms were defined in his employment agreement, or if he was terminated due to his death, Mr. Hafner was entitled to receive severance pay equal to one year of his base salary, unless he provided less than 30 days’ notice of his resignation, whereupon (other than in termination upon death) he was entitled to severance benefits. Mr. Hafner’s employment agreement also provided that Mr. Hafner would not, while he was receiving severance benefits, engage in certain activities in competition with the Company. Mr. Hafner retired effective March 31, 2011 and in recognition of his valuable years of service to the Company the Committee elected to pay him under an informal agreement one years’ base salary and coverage under the Company’s medical plan not required under his employment agreement.

Grants Of Plan-Based Awards

          The Committee approved awards under our 2010 Restated Stock Option Plan and set forth below is information regarding awards granted during fiscal 2012.

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)
Patrick W. Cavanagh	9/18/12	12,000	—	—

Dennis E. Bunday	9/18/12	8,000	—	—

Mark S. Koenen	9/18/12	4,000	—	—

Kenneth D. Hendrickson	9/18/12	3,000	—	—

2010 Restated Stock Option Plan

          Our 2010 Restated Stock Option Plan, as amended, or the “Plan,” is administered by the Committee. The Employee Plan is designed to (i) induce qualified persons to become employees and/or officers of the Company, (ii) reward such persons for past service to the Company, (iii) encourage such persons to remain in the employ of the Company or associated with the Company, and (iv) provide additional incentive for such persons to put forth maximum efforts for the success of the business of the Company. As of September 30, 2012, there were 1,170,000 shares of common stock authorized for option or restricted stock grants under the Employee Plan.

Outstanding Equity Awards At Fiscal Year-End

          The following table summarizes the outstanding equity award holdings held by our named executive officers as of September 30, 2012.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(1)
Patrick W. Cavanagh	100,666	—	7.20	10/1/14	—	—
	24,600	39,600	7.95	3/15/20	—	—
	20,165	3,102	9.10	9/14/20	—	—
	—	—	—	—	39,750	612,945

Dennis E. Bunday	10,666	—	3.96	7/31/13	—	—
	8,333	—	8.22	10/1/15	—	—
	5,001	—	14.03	10/11/16	—	—
	25,000	—	17.69	2/28/17	—	—
	15,000	—	18.05	9/27/17	—	—
	16,000	4,000	13.17	9/25/18	—	—
	12,000	18,000	8.54	10/30/19	—	—
	12,567	1,933	9.10	9/14/20	—	—
	—	—	—	—	20,000	308,400

Mark S. Koenen	26,666	—	4.62	3/26/14	—	—
	2,500	—	8.22	10/1/15	—	—
	1,000	—	14.03	10/11/16	—	—
	5,000	—	17.69	2/28/17	—	—
	8,000	2,000	13.57	6/11/18	—	—
	6,000	9,000	8.54	10/30/19	—	—
	6,659	1,024	9.10	9/14/20	—	—
	—	—	—	—	10,000	154,200

Kenneth D. Hendrickson	10,000	—	18.05	9/27/17
	4,000	1,000	13.57	6/11/18
	2,400	3,600	8.54	10/30/19
	1,820	280	9.10	9/14/20
	—	—	—	—	7,950	122,589

Scott J. Thiel (2)	—	—	—	—	—	—

Gary A. Hafner (3)	—	—	—	—	—	—

(1)

The market value of stock awards that have not vested represents the number of shares not yet vested at a market price of $15.42, which represents the acquisition price from the merger agreement with Curtiss-Wright hat was entered into subsequent to September 30, 2012. The market value of stock awards that have not vested on September 30, 2012, for Messrs. Cavanagh, Bunday, Koenen and Hendrickson were $418,568, $210,600, $105,300, and $83,714, respectively, based on a closing share price of $10.53, which was the closing market price on September 28, 2012.

(2)	Mr. Thiel resigned from the Company on May 4, 2012 and pursuant to the terms of his option agreements any option exercises were to be completed within 90 days of his resignation date.

(3)	Mr. Hafner retired from the Company on March 31, 2011 and pursuant to the terms of his option agreements any option exercises were to be completed within 90 days of his retirement date.

Option Exercises and Stock Vested

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Patrick W. Cavanagh	66,000	$355,870	9,250	$100,213
Dennis E. Bunday	31,000	268,640	4,000	43,260
Mark S. Koenen	16,666	133,684	2,000	21,630
Kenneth D. Hendrickson	—	—	1,650	17,845
Scott J. Thiel	13,346	31,437	—	—
Gary A. Hafner	—	—	—	—

Pension Benefits

          Only one of our named executive officers, Mark S. Koenen, is entitled to pension benefits, which he earned under a pension plan frozen by the Company in 2001. The following table summarizes the pension benefits payable to Mr. Koenen:

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
Patrick W. Cavanagh	—	—	—	—
Dennis E. Bunday	—	—	—	—
Mark S. Koenen	Williams Controls, Inc. Retirement Income Plan	8.00	50,467	—
Scott J. Thiel	—	—	—	—
Kenneth D. Hendrickson	—	—	—	—
Gary A. Hafner	—	—	—	—

Potential Payments Upon Termination or Change in Control

          This section explains the payments and benefits to which the named executive officers are entitled in various terminations of employment scenarios. These are hypothetical situations only, as we currently employ all of our named executive officers. For purposes of this explanation, we have assumed that termination of employment and change-in-control occurred on September 30, 2012, the last day of our 2012 fiscal year.

          We have entered into employment agreements with each of our named executive officer that define, among other things benefits payable in the event of termination including a termination in conjunction with a change in control. Under these agreements, we provide certain benefits to the named executive officers if their employment is involuntarily terminated in conjunction with a change in control. These benefits are designed to provide executive officers with an incentive to remain in our employ if we engage in, or are threatened with, a change in control transaction, and to maintain a total compensation program that is competitive with companies with which we compete for executive talent. Change in control benefits generally consist of a lump sum cash payments and COBRA health insurance continuation. In the event of a change in control which either does or does not result in termination unvested stock option awards are also accelerated.

          In our agreements, “involuntary termination” generally includes the named executive officer’s involuntary dismissal (other than for cause), a material reduction in duties, a material reduction in compensation or a relocation of the Named Executive Officer’s principal place of employment by more than 50 miles. “Cause” generally includes fraud or other intentional misconduct adversely and materially affecting the Company’s business reputation.

          The following table shows the estimated change in control benefits that would have been payable to the named executive officers if a change in control had occurred on November 14, 2012 (the day before the Curtiss-Wright tender offer was launced) and each officer’s employment was involuntarily terminated on that date without cause.

Name	Cash Severance Benefit ($)		Insurance Continuation ($) (1)	Stock Option Acceleration ($) (2)	Restricted Stock Vesting ($) (2)	Total ($)

Patrick W. Cavanagh	482,000	(3)	11,973	315,417	612,945	1,422,335

Dennis E. Bunday	326,000	(3)	11,973	103,417	308,400	749,790

Mark S. Koenen	174,306	(4)	16,716	51,452	154,200	396,674

Kenneth D. Hendrickson	137,917	(4)	16,716	20,132	122,589	297,354

Scott J. Thiel	89,823	(5)	—	—	—	89,823

Gary A. Hafner	—		—	—	—	—

(1)

If cash severance benefits are triggered, the severance-related provisions in the employment agreements for all named executive officers also provide for continuation of health insurance benefits paid by us for the period of the cash severance period. Assuming a change in control occurred on September 30, 2012, the insurance continuation amounts would be $11,370 for Messrs. Cavanagh and Bunday and $15,857 for Messrs. Koenen and Hendrickson.

(2)

If a change in control occurs or we are acquired by merger or sale of substantially all of our assets or outstanding stock, the provisions of the 2010 Restated Stock Option Plan provide that all outstanding unexercisable options for all option holders or unvested restricted stock, including the named executives, will immediately become exercisable or vested. Because the options accelerated or restricted stock vesting would have a value of the acquisition price of the common stock of the Company at the date of the change in control or acquisition or merger, the amounts in the above table represent the aggregate value as of November 14, 2012 of each named executive officer’s outstanding unexercisable options or unvested restricted stock assuming the acquisition price of $15.42 per share reflected in the merger agreement with Curtiss-Wright Corporation. In the event a change in control had occurred on September 30, 2012, the stock option acceleration amounts would be $315,417 for Mr. Cavanagh, $145,057 for Mr. Bunday, $72,092 for Mr. Koenen and $28,388 for Mr. Hendrickson.

(3)

Cash severance benefits for Mr. Cavanagh and Mr. Bunday equal 18 months base salary. Assuming a change in control occurred on September 30, 2012, cash severance benefits would be $468,000 for Mr. Cavanagh and $211,150 for Mr. Bunday.

(4)

Cash severance benefits for Mr. Koenen and Mr. Hendrickson equals 12 months base salary. Assuming a change in control occurred on September 30, 2012, cash severance benefits would be $169,229 for Mr. Koenen and $133,900 for Mr. Hendrickson.

(5)	Mr. Thiel resigned from the Company effective May 4, 2012. This amount represents the remaining amount owed to Mr. Thiel as of September 30, 2012.

          We have defined the events that would trigger severance rights in a manner that we believe is reasonable and consistent with current, conventional market practices. For example, the definition of “Good Reason” contained in our employment and change in control agreements is intended to be limited to true circumstances of constructive discharge and includes notice and opportunity to cure provisions, so that severance rights are not triggered by us inadvertently.

          Similarly, all of the severance commitments regarding change in control arrangements in our employment agreements are of the “double trigger” variety — that is, in order for a severance obligation to arise, there must occur both a change in control and an affirmative action by us to terminate (or constructively terminate) an executive’s employment. Finally, any severance obligation arising under our employment and change in control agreements is conditioned on the affected executive’s execution of a release of claims against us and our affiliates.

Compensation Committee Report

          The Compensation Committee of Williams Controls has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Form 10-K.

THE COMPENSATION COMMITTEE:

Donn J. Viola, Chairman
R. Eugene Goodson
Peter E. Salas

Audit Committee Report

          The Audit Committee oversees the Company’s financial reporting process and compliance with the Sarbanes-Oxley Act of 2002 on behalf of the Board of Directors. Management has the primary responsibility for the financial statements and the reporting process, including the system of internal controls. The Audit Committee held four meetings during our 2012 fiscal year.

          With respect to the Company’s audited financial statements for the Company’s fiscal year ended September 30, 2012, management of the Company represented to the Audit Committee that the financial statements were prepared in accordance with accounting principles generally accepted in the United States of America and the Audit Committee reviewed and discussed those financial statements with management. The Audit Committee also discussed with the Company’s independent registered public accounting firm the matters required to be discussed by Statement on Auditing Standards No. 61 (Communication with Audit Committees), as modified or supplemented.

          The Audit Committee received the written disclosures from the Company’s independent registered public accounting firm required by Independence Standards Board Standard No. 1 (Independence Standards Board Standard No. 1, Independence Discussions With Audit Committees), as modified or supplemented, and discussed with the Company’s independent registered public accounting firm their independence.

          The Audit Committee members for fiscal 2012 were:

                    Douglas E. Hailey, Chairman;
                    H. Samuel Greenawalt; and
                    Donn J. Viola

Director Compensation for Fiscal Year Ended September 30, 2012

          Each non-employee director of the Company receives a fee of $30,000 per year for service on the Board of Directors. This fee covers all customary activities and services provided with respect to serving on the Board of Directors and any related committees, including the attendance of meetings. The Company also reimburses its directors for reasonable costs incurred to attend board and committee meetings.

          Each non-employee director of the Company is eligible to defer up to 50% of their annual director fees under the Company’s 2008 Deferred Compensation Plan. During fiscal 2012 no Director deferred any board fees under the 2008 Deferred Compensation Plan.

          At the February 24, 2010 Annual Meeting, the Stockholders approved the 2010 Restated Formula Stock Option Plan for Non-Employee Directors (the “Formula Plan”), which amend and restated the 1995 Formula Stock Option Plan for Non-Employee Directors. For the fiscal year ended September 30, 2012, each non-employee director, with the exception of Carlos P. Salas, received a non-statutory stock option exercisable for ten years to purchase up to 1,666 shares of Common Stock at $11.10 per share.

          We do not pay any additional compensation to any director who is also an employee of Williams Controls for their services as a director.

          The following table shows the compensation paid to the non-employee members of the Board of Directors during the year ended September 30, 2012:

Name	Fees Earned or Paid in Cash ($)	Option Awards (1) ($)	All Other Compensation ($)		Total ($)
R. Eugene Goodson	30,000	4,781	952	(2)	35,733
Samuel H. Greenawalt	30,000	4,781	—		34,781
Douglas E. Hailey	30,000	4,781	—		34,781
Carlos P. Salas (3)	12,500	—	—		12,500
Peter E. Salas	30,000	4,781	—		34,781
Donn J. Viola	30,000	4,781	—		34,781

(1)

On February 21, 2012, each non-employee director was awarded options to purchase 1,666 shares of Williams Controls’ stock at $11.10 per share under the Formula Plan, the closing price of Williams Controls’ common stock on that date as quoted on the NYSE Amex Stock Market. These options vest at the rate of 25% upon grant of the option and 25% each successive year for three years. The amounts in this column reflect the dollar amount to be recognized for financial statement reporting purposes. Assumptions used in the calculation of these amounts are described in Note 11 to the Company’s audited financial statements for the fiscal year ended September 30, 2012.

(2)	Includes interest related to director fees deferred under the 2008 Deferred Compensation Plan.

(3)	Mr. Carlos P. Salas did not stand for re-election at the February 21, 2012 Annual Meeting. Fees paid represent Mr. Carlos P. Salas’ director fees earned through February 2012.

          No stock awards or non-equity incentive plan compensation were awarded to directors in 2012. Directors have no pension plan or nonqualified deferred compensation earnings, and receive no perquisites.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

          The following table sets forth certain information regarding beneficial ownership of our Common Stock as of September 30, 2012, by each director, each executive officer or employee named in the Summary Compensation Table with the exception of Mr. Scott J. Thiel who resigned on May 4, 2012 and Mr. Gary A. Hafner who retired on March 31. 2011, and all directors and executive officers as a group. Except as indicated in the footnotes to this table, each person has sole voting and investment power with respect to the shares attributed to such person.

Beneficial Ownership of Common Stock

Non-Employee Directors	Common Stock Beneficially Owned (1)		Percentage Owned*
R. Eugene Goodson	166,292		2.25
H. Samuel Greenawalt	45,606			**
Douglas E. Hailey	110,232		1.49
Peter E. Salas	1,828,764	(2)	24.75
Donn J. Viola	26,900			**

Named executive officers
Patrick W. Cavanagh (4)	354,797	(3)	4.72
Dennis E. Bunday	256,632	(3)	3.43
Mark S. Koenen	92,297		1.24
Kenneth D. Hendrickson	27,861			**

All directors and executive officers as a group (9 persons)	2,816,747	(5)	36.21

*

The percentages of beneficial ownership of the Common Stock is based upon 7,377,237 shares of the Company’s Common Stock issued and outstanding as of September 30, 2012, and assumes the exercise of all options exercisable for Common Stock beneficially owned by such person or entity currently exercisable on or before November 30, 2012. One or more such persons may be deemed the beneficial owner of Common Stock in which they have no pecuniary interest. Each such person disclaims beneficial ownership of Common Stock other than to the extent of such person’s pecuniary interest therein.

**	Less than one percent.

(1)

Includes shares issuable upon exercise of stock options exercisable on or before November 30, 2012 as follows: Mr. Goodson 9,886; Mr. Greenawalt 15,606; Mr. Hailey 15,606; Mr. Peter E. Salas 11,244; Mr. Viola 15,317; Mr. Cavanagh 145,431; Mr. Bunday 110,567; Mr. Koenen 58,825; and Mr. Hendrickson 19,420.

Also includes unvested restricted stock as of September 30, 2012 as follows: Mr. Cavanagh 39,750; Mr. Bunday 20,000; Mr. Koenen 10,000; and Mr. Hendrickson 7,950.

(2)

Includes shares held by Dolphin Direct Equity Partners, LP and Dolphin Offshore Partners, L.P., affiliate companies of Dolphin Asset Management Corp. Mr. Peter E. Salas disclaims beneficial ownership of shares held by Dolphin Direct Equity Partners, LP and Dolphin Offshore Partners, L.P., except to the extent of his individual pecuniary interest therein.

(3)

Includes 92,634 shares owned by Williams Controls employee benefit plans of which Mr. Cavanagh and Mr. Bunday are trustees and over which Mr. Cavanagh and Mr. Bunday have shared voting and dispositive power. Mr. Cavanagh and Mr. Bunday disclaim beneficial ownership of shares held in the Company’s employee benefit plans, except to the extent of their individual pecuniary interest therein.

(4)	Mr. Cavanagh is also a director of the Company.

(5)	Dolphin Direct Equity Partners, LP shares of 707,211 are reported in Common Stock Beneficially Owned by Mr. Salas.

          The table below sets forth certain information regarding the beneficial ownership of the Company’s Common Stock as of September 30, 2012 by each person known to us to beneficially own more than five percent of our Common Stock. Except as expressly noted, each person listed has sole voting power and investment authority with respect to all shares of Common Stock listed as beneficially owned by such person.

Beneficial Ownership of Common Stock
Principal Holders	Number of Shares	Percentage Owned
Dolphin Offshore Partners, L.P. c/o Dolphin Management Inc. PO Box 16867 Fernandina, FL 32035	1,106,274	15.00
Dolphin Direct Equity Partners LP c/o Dolphin Management Inc. PO Box 16867 Fernandina, FL 32035	707,211	9.59
Lane Five Partners LP (1) 1122 Kenilworth Drive, Suite 313 Towson, MD 21204	425,794	5.77
Lane Five Capital Management LP (1) 1122 Kenilworth Drive, Suite 313 Towson, MD 21204	667,325	9.05
Lane Five Capital Management, LLC (1) 1122 Kenilworth Drive, Suite 313 Towson, MD 21204	667,325	9.05
Lane Five Partners GP LLC (1) 1122 Kenilworth Drive, Suite 313 Towson, MD 21204	425,794	5.77
Lisa O’Dell Rapuano (1) 1122 Kenilworth Drive, Suite 313 Towson, MD 21204	667,325	9.05
Nicusa Capital Partners L.P. 17 State Street, Suite 1650 New York, NY 10004	414,994	5.63

(1)

Lane Five Partners GP LLC (the “General Partner”) serves as the general partner of Lane Five Partners LP (the “Fund”), and Lane Five Capital Management LP (the “Investment Manager”) serves as the investment manager of the Fund. Lane Five Capital Management, LLC (the “Investment Manager GP”) serves as the general partner of the Investment Manager. Lisa O’Dell Rapuano is the controlling member of the General Partner and the Investment Manager GP. The Fund directly owns the shares reported in this section. The General Partner, Investment Manager, Investment Manager GP, and Ms. Rapuano each disclaim beneficial ownership with respect to any shares other than the shares owned directly by such stockholder.

Changes in Control

          We have entered into a merger agreement with Curtiss-Wright, pursuant to which the Company would merge with a wholly-owned subsidiary of Curtiss-Wright following the Tender Offer and merger. The merger agreement is described in our Current Report on Form 8-K filed with the SEC on November 2, 2012, and the Tender Offer is described in both the Schedule TO filed by Curtiss-Wright with the SEC on November 15, 2012, as subsequently amended (including the exhibits incorporated therein), and in our Schedule 14D-9 filed with the SEC on November 15, 2012, as subsequently amended (including the exhibits incorporated therein). The Schedule 14D-9 and the Schedule TO have been made available to our shareholders by mail and are otherwise available on request from our offices or from Curtiss-Wright.

          If the Tender Offer is consummated as described in the merger agreement and the related filings made with the SEC, a change in control of the Company will occur as described therein. The persons acquiring control, the amount of consideration used by those persons, the basis of control, and the percentage of voting securities of the registrant to be acquired by the persons acquiring control, are described in the Schedule TO and Schedule 14D-9 referred to above. According to Curtiss-Wright, cash on hand and/or existing committed credit facilities will be used to acquire control of the Company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

          On October 30, 2012, the Company entered into the Letter Agreements with Mr. Cavanagh and Mr. Bunday, whereby Mr. Cavanagh and Mr. Bunday would receive one-time cash bonuses of $516,000 and $293,604 upon commencement of the Tender Offer. The Board of Directors based these one-time bonuses on the prior personal contributions to the Company from both recipients, as well as their continued assistance in bringing about the Tender Offer.

          With the exception of the Letter Agreements described above, the Company is not aware of any related party transactions that would require disclosure. The Company’s Code of Ethics identifies potential sources of conflicting interest transactions, including arrangements that involve employees and directors individually or by virtue of a family relationship or ownership or participation in an entity. The Company’s conflicts-of-interest policy requires that any conflicts of interest be disclosed to and approved by the Company’s Chief Financial Officer, and for conflicting interest transactions involving executive officers and directors, any such arrangements must be approved by the Audit Committee of the Board of Directors.

Director Independence

          Upon consideration of the criteria and requirements regarding director independence set forth in the NYSE Amex Listed Company standards, the Board of Directors has determined that a majority of the members of the Board of Directors are “independent directors” as such term is defined in the NYSE Amex Listed Company standards. Specifically, the Board of Directors has determined that Messrs. Goodson, Greenawalt, Hailey, Peter E. Salas and Viola meet such criteria and requirements. The Company’s independent directors met in no less than four separate executive sessions during fiscal 2012.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

          Moss Adams LLP, an independent registered public accounting firm audited the consolidated financial statements of the Company and subsidiaries for fiscal 2012, 2011 and 2010.

          Aggregate fees billed in fiscal 2012 and 2011 by Moss Adams LLP for audit services related to the two most recent fiscal years, and for other professional services billed in the two most recent fiscal years were as follows:

Services Provided	2012	2011
Audit Fees (1)	$219,500	$219,700
Tax Fees (2)	61,580	101,698
All Other Fees (3)	41,368	36,740
Total	$322,448	$358,138

(1)	Fees in connection with the audit of the Company’s annual financial statements and reviews of the Company’s quarterly reports on Form 10-Q.

(2)	Fees include assistance with tax planning analysis and tax compliance.

(3)	Fees include audits of employee benefit plans.

          Consistent with SEC requirements regarding auditor independence, our audit committee has adopted a policy to pre-approve all audit and permissible non-audit services provided by our independent auditors and the fees for such non-audit services. Under such policy, before Moss Adams LLP is engaged by the Company or its subsidiaries to render audit or non-audit services, the engagement must be approved by the Audit Committee of the Board of Directors. The Audit Committee has considered each of the services rendered by Moss Adams LLP other than the audit of the Company’s financial statements and has determined that the provision of each of these services is compatible with maintaining the firm’s independence.

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

(3) Exhibits - See “Exhibit Index” beginning on page 77.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLIAMS CONTROLS, INC.

Date:	December 12, 2012	By	/ s / PATRICK W. CAVANAGH
Patrick W. Cavanagh, Director, President and Chief
Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	December 12, 2012	By	/ s / R. EUGENE GOODSON
R. Eugene Goodson, Chairman of the Board

Date:	December 12, 2012	By	/ s / PATRICK W. CAVANAGH
Patrick W. Cavanagh, Director, President and Chief
Executive Officer

Date:	December 12, 2012	By	/ s / DENNIS E. BUNDAY
Dennis E. Bunday, Executive Vice President,
Chief Financial Officer and
Principal Accounting Officer

Date:	December 12, 2012	By	/ s / H. SAMUEL GREENAWALT
H. Samuel Greenawalt, Director

Date:	December 12, 2012	By	/ s / DOUGLAS E. HAILEY
Douglas E. Hailey, Director

Date:	December 12, 2012	By	/ s / PETER E. SALAS
Peter E. Salas, Director

Date:	December 12, 2012	By	/ s / DONN J. VIOLA
Donn J. Viola, Director

Williams Controls, Inc.
Exhibit Index

Exhibit Number	Description

2.01

Agreement and Plan of Merger dated October 31, 2012 by and among Curtiss-Wright Controls, Inc., Columbia Acquisition Sub, Inc. and Williams Controls, Inc. (Incorporated by reference to the Registrant’s current report on Form 8-K, filed on November 2, 2012)

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

Certificate of Amendment to Certificate of Incorporation of the Registrant, dated March 2, 2006 (Incorporated by reference to Exhibit 3.01 (e) to the Registrant’s quarterly report on Form 10-Q for the quarter ended December 31, 2006)

3.02

Restated By-Laws of the Registrant as amended July 1, 2002 (Incorporated by reference to Exhibit 3.6 to the Registrant’s quarterly report on Form 10-Q, Commission File No. 000-18083, for the quarter ended June 30, 2002)

4.01

Specimen Unit Certificate (including Specimen Certificate for shares of Common Stock and Specimen Certificate for the Warrants) (Incorporated by reference to Exhibits 1.1 and 1.2 to the Registrant’s Registration Statement on Form 8-A, Commission File No. 000-18083, filed with the Commission on November 1, 1989)

4.07

Certificate to Provide for the Designation, Preferences, Rights, Qualifications, Limitations or Restrictions Thereof, of the Series C Preferred Stock, 15% Redeemable Non-Convertible Series (Incorporated by reference to the Registrant’s report on Form 8-K, filed on September 29, 2004)

10.01(a)

Form of Indemnification Agreement for H. Samuel Greenawalt (Incorporated by reference to Exhibit 10.1(c) to the Registrant’s annual report on Form 10-K for the fiscal year ended September 30, 1993, Commission File No. 0-18083, filed with the Commission on November 1, 1989)

10.01(b)	Form of Indemnification Agreement for Douglas E. Hailey (Incorporated by reference to Exhibit 10.1(a) to the Registrant’s quarterly report on Form 10-Q for the quarter ended December 31, 2001)

10.02

The Registrant’s 2010 Restated Formula Stock Option Plan for Non-Employee Directors (Incorporated by reference to Appendix A to the Registrant’s Proxy Statement on Schedule 14A, filed with the Commission on January 19, 20101)

10.03	The Registrant’s Restated 2010 Restated Stock Option Plan (Incorporated by reference to Appendix B to the Registrant’s Proxy Statement on Schedule 14A, filed with the Commission on January 19, 20101)

10.12

First Amendment to Executive Employment Agreement with Dennis E. Bunday, Executive Vice President and Chief Financial Officer (Incorporated by reference to the Registrant’s current report on Form 8-K, filed on November 2, 2012 )

10.13

First Amendment to Executive Employment Agreement with Patrick W. Cavanagh, President and Chief Executive Officer (Incorporated by reference to the Registrant’s current report on Form 8-K, filed on November 2, 2012)

10.14	Revised Code of Ethics (Incorporated by reference to the Registrant’s report on Form 8-K, filed on October 3, 2006)

10.15	Employment Agreement with Mark S. Koenen, Vice President of Sales and Marketing (Incorporated by reference to the Registrant’s report on Form 10-K, filed on December 14, 2007)

10.16	Employment Agreement with Gary A. Hafner, Vice President of Manufacturing (Incorporated by reference to the Registrant’s report on Form 10-K, filed on December 14, 2007)

10.17	Employment Agreement with Scott J. Thiel, Vice President of Engineering and Development (Incorporated by reference to the Registrant’s report on Form 10-K, filed on December 22, 2010)

10.18	Employment Agreement with Ken D. Hendrickson, Vice President of Manufacturing (Incorporated by reference to the Registrant’s report on Form 10-K, filed on December 20, 2011)

10.19	Letter Agreement between Williams Controls, Inc. and Dennis E. Bunday dated October 30, 2012 (Incorporated by reference to the Registrant’s current report on Form 8-K, filed on November 2, 2012)

10.20	Letter Agreement between Williams Controls, Inc. and Patrick W. Cavanagh dated October 30, 2012 (Incorporated by reference to the Registrant’s current report on Form 8-K, filed on November 2, 2012)

21.01	Schedule of Subsidiaries (Filed Herewith)

23.01	Consent of Moss Adams LLP, Independent Registered Public Accounting Firm (Filed herewith)

31.01	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) (Filed herewith)

31.02	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) (Filed herewith)

32.01	Certification of Patrick W. Cavanagh Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Certification of Dennis E. Bunday Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002